Form 10-Q
period 1998-09-30
THEGLOBE COM INC
filed 1998-12-23
CIK 1066684

As filed with the Securities and Exchange Commission on December 23, 1998

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998

                                     or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ___________________

Commission File No. 0-25053

                              theglobe.com, inc.
            -----------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

           State of Delaware                           14-1781422
     -------------------------------      -------------------------------
     (State or Other Jurisdiction of               (I.R.S. Employer
     Incorporation or Organization)               Identification No.)

          31 West 21st Street
           New York, New York                             10010
     -------------------------------      -------------------------------
(Address of Principal Executive Offices)               (Zip Code)

                                (212) 886-0800
              --------------------------------------------------
              Registrant's Telephone Number, Including Area Code

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     No  X

     The number of shares outstanding of the Registrant's Common Stock, $.001 par value (the "Common Stock"), as of December 17, 1998 was 10,308,756.

                             theglobe.com, inc.
                                 FORM 10-Q
                                   INDEX



                                                                PAGE NUMBER
                                                                -----------

PART I.   FINANCIAL INFORMATION



Item 1.  Financial Statements                                            1

         Balance Sheets at September 30, 1998 (unaudited)
         and December 31, 1997                                           1

         Unaudited Statements of Operations for the Three and Nine
         Month Period Ended September 30, 1998 and 1997                  2

         Unaudited Statements of Cash Flows for the Nine Month
         Period Ended September 30, 1998 and 1997                        3

         Notes to Unaudited Financial Statements                         4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                          10

Item 3.  Qualitative and Quantitative Disclosure about Market
         Risk                                                           43


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                            II-1

Item 2.  Changes in Securities and Use of Proceeds                    II-1

Item 3.  Defaults Upon Senior Securities                              II-2

Item 4.  Submission of Matters to a Vote of Security Holders          II-2

Item 5.  Other Information                                            II-2

Item 6.  Exhibits and Reports on Form 8-K                              II-3

         A.  Exhibits
         B.  Reports on Form 8-K

Signatures

                                   PART I

                           FINANCIAL INFORMATION
Item 1.  Financial Statements
                             theglobe.com, inc.

                               BALANCE SHEETS

                                             September 30,     December 31,
                                                1998              1997
                                             -------------     ------------
                                              (Unaudited)

                    Assets
Current assets:
  Cash and cash equivalents................. $       9,189    $  5,871,291
  Short-term investments....................     6,924,471      13,003,173
  Accounts receivable, net..................     1,268,790         254,209
  Prepaids and other current assets.........       296,036              --
                                             -------------    ------------

      Total current assets..................     8,498,486      19,128,673

Property and equipment, net.................     2,311,111         325,842
Other assets................................     1,057,746           7,657
                                             -------------    ------------

      Total assets.......................... $  11,867,343    $ 19,462,172
                                             -------------    ------------

     Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable.......................... $   1,234,919    $    396,380
  Accrued expense...........................       496,997         325,454
  Accrued compensation......................       376,729       1,148,999
  Deferred revenue..........................       486,119         113,290
  Current installments of obligations
   under capital leases.....................       670,522          27,174
                                             -------------    ------------

      Total current liabilities.............     3,265,286       2,011,297

Obligations under capital leases,
  excluding current installments............     1,326,418          98,826

Stockholders' equity:
  Preferred stock...........................         1,450           1,450
  Common stock..............................         1,218           1,154
  Additional paid-in capital................    23,365,798      21,866,965
  Net unrealized loss on securities.........       (29,491)        (41,201)
  Deferred compensation.....................      (149,645)        (76,033)
  Accumulated deficit.......................   (15,913,691)     (4,400,286)
                                             -------------    ------------

      Total stockholders' equity............     7,275,639      17,352,049

Commitments................................. -------------    ------------
      Total liabilities and stockholders'
        equity.............................. $  11,867,343    $ 19,462,172
                                             -------------    ------------
               See accompanying notes to financial statements.

                              theglobe.com, inc.

                           STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                 Three Months Ended            Nine Months Ended
                                    September 30,                September 30,
                              -------------------------   -------------------------
                                 1998           1997           1998          1997
                              -----------   -----------   -----------   -----------
                                     (Unaudited)                  (Unaudited)

Revenues..................    $ 1,560,963  $   206,723  $  2,734,361   $   414,964
Cost of revenues..........        614,656      132,439     1,117,837       238,471
                              -----------  -----------  ------------   -----------
     Gross profit.........        946,307       74,284     1,616,524       176,493

  Operating expenses:
  Sales and marketing.....      2,109,747      403,608     6,602,786       627,779
  Product development.....      1,149,424       37,500     1,400,293       100,000
  General and
   administrative.........      2,032,878    1,511,332     4,429,594     2,105,690
  Non-recurring charge....      1,370,250           --     1,370,250            --
                              -----------  -----------  ------------   -----------
     Loss from
      operations..........     (5,715,992)  (1,878,156)  (12,186,399)   (2,656,976)
                              -----------  -----------  ------------   -----------
Interest and other income,
  net.....................         35,062      112,945       707,699       124,329
                              -----------  -----------  ------------   -----------

     Loss before
      provision for
      income taxes........     (5,680,930)  (1,765,211)  (11,478,700)   (2,532,647)

Provision for income taxes          8,205       18,050        34,705        18,050

     Net loss.............    $(5,689,135) $(1,783,261) $(11,513,405)  $(2,550,697)
                              -----------  -----------  ------------   -----------
Basic and diluted net
  loss per share..........    $     (4.74) $     (1.54) $      (9.80)    $   (2.23)

Weighted average basic
  and diluted shares
  outstanding.............      1,200,417    1,154,271     1,174,398     1,144,510
                              -----------  -----------  ------------   -----------

               See accompanying notes to financial statements.

                              theglobe.com, inc.

                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                     Nine Months Ended
                                                       September 30,
                                              --------------------------------
                                                     1998              1997
                                              ----------------  --------------
                                                  (Unaudited)      (Unaudited)

Cash flows from operating activities:

  Net loss....................................  $ (11,513,405)    $ (2,550,697)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
     Depreciation and amortization............        416,459           54,428
     Deferred compensation earned.............         44,513           21,087
     Nonrecurring charges.....................      1,370,250               --
   Changes in operating assets and liabilities:
     Accounts receivable, net.................     (1,014,581)          29,550
     Prepaids and other current assets........       (296,036)          (6,759)
     Other assets.............................       (883,087)          10,945
     Accounts payable.........................        838,539          330,046
     Accrued expense..........................        171,543          425,835
     Accrued compensation.....................       (772,270)       1,037,250
     Deferred revenue.........................        372,829           76,484
                                                -------------     ------------

      Net cash used in operating activities...    (11,265,246)        (571,831)

Cash flows used in investing activities:
  Purchase of property and equipment..........       (360,552)        (239,733)
  Proceeds from sale of short-term investments      6,090,412               --
  Purchase of short-term investments..........             --      (15,187,410)
                                                -------------     ------------

   Net cash provided by (used in) investing
     activities...............................      5,729,860      (15,427,143)

Cash flows from financing activities:
  Payments under capital lease obligations....       (170,236)              --
  Proceeds from exercise of common stock
   options....................................         10,522            4,507
  Proceeds from issuance of convertible C
   stock......................................             --          280,000
  Proceeds from issuance of convertible
   preferred Series D stock...................             --       20,000,000
  Payment of offering/financing costs.........       (167,002)        (118,880)
                                                -------------     ------------

   Net cash (used in) provided by financing
     activities...............................       (326,716)      20,165,627
                                                 -------------     ------------

Net change in cash............................     (5,862,102)       4,166,653

Cash and cash equivalents, beginning
   of period..................................      5,871,291          757,118

Cash and cash equivalents, end of period......  $       9,189     $  4,923,771
                                                 -------------     ------------

Supplemental disclosure of noncash transactions:
     Equipment acquired under capital leases..  $   2,044,308     $         --


       The accompanying notes are an integral part of these financial statements.

                             theglobe.com, inc.

                       NOTES TO FINANCIAL STATEMENTS

            (ALL INFORMATION WITH RESPECT TO SEPTEMBER 30, 1998
                           AND 1997 IS UNAUDITED)

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Description of Business

theglobe.com, inc. (the "Company") was incorporated on May 1, 1995 (inception) and commenced operations on that date. theglobe.com is an online community with members and users in the United States and abroad. Users are able to personalize their online experience by publishing their own content and interacting with others having similar interests. The Company's primary revenue source is the sale of advertising, with additional revenues generated through e-commerce arrangements and the sale of enhanced services.

The Company's business is characterized by rapid technological change, new product development and evolving industry standards. Inherent in the Company's business are various risks and uncertainties, including its limited operating history, unproven business model and the limited history of commerce on the Internet. The Company's success may depend in part upon the emergence of the Internet as a communications medium, prospective product development efforts and the acceptance of the Company's solutions by the marketplace.

(b)  Unaudited Interim Financial Information

     The unaudited interim financial statements of the Company for the three and nine months ended September 30, 1998 and 1997, included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 1998, and the results of its operations and its cash flows for the three and nine months ended September 30, 1998 and 1997.

(c)  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(d)  Other Assets

At September 30, 1998, other assets included $890,744 of security deposits and $167,002 of deferred offering costs. The deferred offering costs represent costs incurred in connection with the Company's initial public offering. These costs were charged against additional paid in capital when the initial public offering occurred in November 1998.

(e)  Revenue Recognition

The Company's revenues are derived principally from the sale of advertisements under short-term contracts. To date, the duration of the Company's advertising commitments has generally averaged from one to three months. Advertising revenues are recognized ratably in the period in which the advertisement is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Company obligations typically include the guarantee of a minimum number of "impressions" or times that an advertisement appears in pages viewed by the users of the Company's online properties.

The Company also derived other revenues from its membership service fees, e-commerce revenue shares and sponsorship placements within the Company's site. Membership service fees are deferred and recognized ratably over the term of the subscription period. Revenues from the Company's share of the proceeds from its e-commerce partners' sales are recognized upon notification from its partners of sales attributable to the Company's site. Other revenues accounted for 11% and 28% of revenues for the nine months ended September 30, 1998 and 1997, respectively.

The Company trades advertisements on its Web properties in exchange for advertisements on the Internet sites of other companies. Barter revenues and expenses are recorded at the fair market value of services provided or received, whichever is more determinable in the circumstances. Revenue from barter transactions is recognized as income when advertisements are delivered on the Company's Web properties. Barter expense is recognized when the Company's advertisements are run on other companies' Web sites, which is typically in the same period when the barter revenue is recognized. Barter revenues were less than 3% and 24% of total revenues for the nine months ended September 30, 1998 and 1997, respectively.

(f)  Net Loss Per Common Share

The Company adopted SFAS No. 128, "Computation of Earnings Per Share," during the year ended December 31, 1997. In accordance with SFAS No. 128 and the SEC Staff Accounting Bulletin No. 98, basic earnings per share are computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the conversion of the Convertible Preferred Stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the Treasury Stock method); common equivalent shares are excluded from the calculation if their effect is anti-dilutive. Pursuant to SEC Staff Accounting Bulletin No. 98, common stock and convertible preferred stock issued for nominal consideration, prior to the anticipated effective date of an initial public offering (an "IPO"), are required to be included in the calculation of basic and diluted net loss per share, as if they were outstanding for all periods presented. To date, the Company has not had any issuances or grants for nominal consideration.

Diluted  loss  per  share  has  not  been  presented  separately,   as  the
outstanding stock options, warrants and contingent stock purchase warrants are anti-dilutive for each of the periods presented.

Anti-dilutive potential common shares outstanding were 8,751,522 and 7,390,797 for the nine months ended September 30, 1998 and 1997.

(g)  Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income generally represents all changes in shareholders' equity during the period except those resulting from investments by, or distributions to, shareholders. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. For the nine months ended September 30, 1998, comprehensive net loss was approximately $11,700 lower than the net loss reported in the Company's statement of operations for the applicable period, due to unrealized gains or losses on securities classified as available-for-sale. For the nine months ended September 30, 1997, the comprehensive loss was equal to the loss reported in the Company's statement of operations for the applicable period.

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that a public enterprise reports information about operating segments in annual financial statements, and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and requires statement of earlier periods presented. The Company has determined that it does not have any separately reporting business segments.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement does not apply to the Company as the Company currently does not have any derivative instruments or hedging activities.

(h)  Stock Split

     In August 1997, the Company authorized and implemented a ten-for-one preferred stock split. In September 1998, the Company authorized a one-for-two reverse stock split of all common and preferred stock. All share and per share information in the accompanying financial statements has been retroactively restated to reflect the effect of the stock split and the reverse stock split.

(2)  CONCENTRATION OF CREDIT RISK

Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and trade accounts receivable. The Company maintains cash and cash equivalents with various domestic financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions. From time to time, the Company's cash balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits.

The Company's customers are concentrated in the United States. The Company performs ongoing credit evaluations and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information; to date, such losses have been within management's expectations.

For the nine months ended September 30, 1998, there were no customers that accounted for over 10% of revenues (excluding barter revenues of $80,749) generated by the Company, or of accounts receivable at September 30, 1998.

For the nine months ended September 30, 1997, there was one customer that accounted for 19% of revenues (excluding barter advertising revenues of $97,500) generated by the Company.

(3)  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:




                                           September 30,    December 31,
                                               1998             1997
                                           -------------    ------------
                                            (Unaudited)

Computer equipment, including assets
  under capital leases of
  $2,170,308 and $126,000, respectively..   $  2,790,474    $    421,164
Furniture and fixtures...................         46,648          14,230
                                            ------------    ------------
                                               2,837,122         435,394

Less accumulated depreciation and
  amortization, including amounts
  related to assets under capital
  leases of $236,841 and $-0-,
  respectively...........................        526,011         109,552
                                            ------------    ------------

          Total..........................   $  2,311,111    $    325,842
                                            ------------    ------------

(4)  1998 STOCK OPTION PLAN

The Company's 1998 Stock Option Plan (the "1998 Plan") was adopted by the Board of Directors on July 15, 1998, and approved by the stockholders of the Company as of July 15, 1998. The 1998 Plan provides for the grant of "incentive stock options" intended to qualify under Section 422 of the Code and stock options which do not so qualify. The granting of incentive stock options is subject to limitation as set forth in the 1998 Plan. Directors, officers, employees and consultants of the Company are eligible to receive grants under the 1998 Plan. The 1998 Plan authorizes the issuance of 1,200,000 shares of Common Stock, subject to adjustment as provided in the 1998 Plan. During the period from June 30, 1998 through September 30, 1998 the Company granted 822,650 options.

(5)  NON-RECURRING CHARGE

The Company recorded a non-cash, non-recurring charge of $1,370,250 to earnings in the third quarter of 1998 in connection with the transfer of warrants to acquire 225,000 shares of Common Stock by Dancing Bear Investments, Inc. (the Company's principal shareholder at the date of transfer) to certain officers of the Company, at an exercise price of approximately $2.91 per share. The Company has accounted for such transaction as if it were a compensatory plan adopted by the Company. Accordingly, such amount was recorded as a non-cash, non-recurring compensation expense in the Company's statement of operations for services provided by such officers to the Company with an offsetting increase in additional paid-in capital. The amount of such non-cash charge was based on the difference between the Company's initial public offering price ($9 per share) and the exercise price per warrant of approximately $2.91 per share.

(6)  EMPLOYMENT AGREEMENTS

     During July and August 1998, the Company entered into two employment agreements expiring in 2001 with two officers of the Company. The employment agreements provide for minimum salary levels, incentive compensation and severance benefits, among other items. The Company granted 112,500 stock options to each of the two executives. The exercise price for 87,500 of the options granted to one officer was 85% of the initial public offering price and the remaining options granted to that officer and the 112,500 options granted to the other officer were granted at the initial public offering price which is equal to the fair market value per share of the Company's Common Stock on the date of grant. The 87,500 options will vest over a three-year period. As a result, the Company recorded deferred compensation expense of $118,100 in the third quarter relating to the 87,500 shares granted at 85% of the initial public offering price, representing the difference between the initial public offering price and the exercise price of such options at the date of grant. Such amount is presented as a reduction of stockholders' equity and amortized over the three year vesting period of the applicable options. The compensation expense relating to these options was $9,842 in the third quarter of 1998.

(7)  SUBSEQUENT EVENT

On November 13, 1998, the Company completed an initial public offering and concurrent offering directly to certain investors in which it sold 3,481,667 shares of Common Stock, including 381,667 shares in connection with the exercise of the underwriters' over-allotment option, at $9.00 per share. Upon the closing of the offerings, all of the Company's preferred stock, par value $0.001 per share (the "Preferred Stock"), automatically converted into in an aggregate of 5,473,735 shares of Common Stock. Net proceeds from the offerings, after underwriting and placement agent fees of $2,018,500 and estimated offering costs of $2.0 million were $27.3 million. After the offerings, the Company had 10,308,756 shares of Common Stock outstanding.

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations

     Certain statements contained herein constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "intends," "will," or similar terms. These statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations, (ii) the Company's business and growth strategies, (iii) the Internet and Internet commerce and (iv) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors set forth under "Risk Factors" and elsewhere in this report. The following discussion of the financial condition and results of operations of the Company should also be read in conjunction with the financial statements and notes related thereto included elsewhere in this report.

Overview

     theglobe.com is one of the world's leading online communities with over 2 million members in the United States and abroad. In October 1998, over 7.5 million unique users visited the site. theglobe.com is a destination on the Internet where users are able to personalize their online experience by publishing their own content and interacting with others having similar interests. theglobe.com facilitates this interaction by providing various free services, including home page building, discussion forums, chat, e-mail and a marketplace where members can purchase a variety of products and services. Additionally, theglobe.com provides its users with news, weather, movie and music reviews, multi-player gaming, horoscopes and personals. By satisfying its users' personal and practical needs, theglobe.com seeks to become their online home. The Company's primary revenue source is the sale of advertising, with additional revenues generated through e-commerce arrangements, and the sale of membership subscriptions for enhanced services.

     The Company was incorporated in May 1995. For the period from inception through December 1995, the Company had minimal sales and its operating activities related primarily to the development of the necessary computer infrastructure and initial planning and development of theglobe.com. Operating expenses in 1995 were minimal. During 1996, the Company continued the foregoing activities and also focused on recruiting personnel, raising capital and developing programs to attract and retain members. In 1997, the Company moved its headquarters to New York City, expanded its membership base from less than 250,000 to almost 1 million, improved and upgraded its services, expanded its production staff, built an internal sales department and began active promotion of theglobe.com to increase market awareness. From the end of 1997 through September 30, 1998, revenues and operating expenses have increased as the Company has placed a greater emphasis on building its advertising revenues and memberships by expanding its sales force and promoting theglobe.com brand.

     To date, the Company's revenues have been derived principally from the sale of advertisements and sponsorship placements within the Company's site and, to a lesser extent, from subscription and e-commerce revenues. Advertising revenues constituted 89% of total revenues for the nine months ended September 30, 1998 and 72% of total revenues for the nine months ended September 30, 1997. The Company sells a variety of advertising packages to clients, including banner advertisements, event sponsorship, and targeted and direct response advertisements. Currently, the Company's advertising revenues are derived principally from short-term advertising arrangements, averaging one to three months, in which the Company guarantees a minimum number of impressions for a fixed fee. Advertising revenues are recognized ratably in the period in which the advertisement is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Payments received from advertisers prior to displaying their advertisements on the site are recorded as deferred revenues and are recognized as revenue ratably when the advertisement is displayed. To the extent minimum guaranteed impression levels are not met, the Company defers recognition of the corresponding revenues until guaranteed levels are achieved.

     In addition to advertising revenues, the Company derives other revenues primarily from its membership service fees, e-commerce revenue shares and sponsorship placements within the Company's site. A number of recent arrangements with its premier e-commerce partners provide the Company with a share of any sales resulting from direct links from the Company's Web site. Revenues from the Company's share of the proceeds from its e-commerce partners' sales are recognized upon notification from its partners of sales attributable to the Company's site. To date, revenues from e-commerce arrangements have not been material.

     The Company incurred net losses of $65,706, $750,180 and $3.6 million for the period from May 1, 1995 (date of inception) to December 31, 1995, and the years ended December 31, 1996 and 1997, respectively, and $11.5 million for the nine months ended September 30, 1998. At September 30, 1998, the Company had an accumulated deficit of $15.9 million. The Company has recorded deferred compensation of approximately $118,100 and $83,100 for the nine months ended September 30, 1998 and for the year ended December 31, 1997, respectively, in connection with the grant of certain stock options to employees, representing the difference between the deemed value of the Company's Common Stock for accounting purposes and the exercise price of such options at the date of grant. Such amount is presented as a reduction of stockholders' equity and amortized over the vesting period of the applicable options, generally three to five years. Amortization of deferred stock compensation is allocated to the general and administrative expense line identified on the statement of operations.

     In addition, the Company incurred a non-recurring, non-cash charge of $1,370,250 to earnings in the third quarter of 1998 in connection with the transfer of warrants to acquire 225,000 shares of common stock from Dancing Bear Investments, Inc. (the Company's principal shareholder at the date of transfer) to certain officers of the Company, at an exercise price of $2.91 per share. The amount of such non-cash charge was based on the difference between the Company's initial public offering price ($9.00 per share) and the exercise price per warrant of approximately $2.91 per share. This expense has been classified separately in the statement of operations as a non-recurring charge.

     Also, during July 1998, pursuant to the terms of an employment agreement with an officer of the Company, the Company granted stock options to purchase 112,500 shares of Common Stock, 87,500 of which have an exercise price per share equal to 85% of the initial public offering price. As a result, the Company recorded deferred compensation expense of approximately $118,100, representing the difference between the deemed value of the Company's Common Stock, the initial public offering price, and the exercise price of 87,500 options at the date of grant. Such amount is presented as a reduction of stockholders' equity and amortized over the vesting period of the applicable options. The 87,500 options shall vest with respect to one-third of the shares subject thereto on each of the first three anniversaries of the date of grant. The remaining options were granted at the initial public offering price which is equal to the fair market value per share of the Company' Common Stock on the date of grant.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     Revenues

     Revenues increased to $1.6 million for the three months ended September 30, 1998 from $206,724 for the three months ended September 30, 1997, an increase of 655%. The period to period growth in revenues resulted from (i) an increase in the number of advertisers as well as the average commitment per advertiser, (ii) an increase in the Company's Web site traffic, (iii) an increase in the number of sales people and (iv) an increase in marketing and advertising expenditures. Advertising revenues were $1.4 million or 90% of total revenues and $155,059 or 75% of total revenues for the three months ended September 30, 1998 and 1997, respectively. In 1998, the Company significantly increased its sales force and began a marketing campaign to promote theglobe.com Web site. The Company anticipates that advertising revenues will continue to account for a substantial share of total revenues for the foreseeable future. Other revenues were derived from membership service fees, e-commerce revenue shares and sponsorship placements within the Company's site. At September 30, 1998, the Company had deferred revenues of $486,119, comprised of amounts received from advertisers and members prior to services being performed. Subscription fees are recognized over the membership term and advertising fees are recognized when the impressions are delivered.

     Cost of Revenues

     Cost of revenues consists primarily of Internet connection charges, Web site equipment leasing costs, depreciation, maintenance, barter advertising expenses, staff costs and related expenses of operations personnel. Gross margins were 61% and 36% for the three months ended September 30, 1998 and 1997, respectively. The increase in gross margin was primarily due to an increase in revenues relative to the increase in cost of revenues. In addition, the Company recorded barter advertising expenses during the three months ended September 30, 1998 and 1997, which is equivalent to the barter advertising revenues recorded in the same period. The September 30, 1998 and 1997 gross margins exclusive of the barter transactions were 62% and 51%, respectively.

     Sales and Marketing Expenses

     Sales and marketing expenses consist primarily of salaries and related expenses of sales and marketing personnel, commissions, advertising, public relations expenses and other marketing related expenses. Sales and marketing expenses increased to $2.1 million or 135% of total revenue for the three months ended September 30, 1998 from $403,608 or 195% of total revenues for the three months ended September 30, 1997. The period to period increase in sales and marketing expenses in absolute dollars was primarily attributable to expansion of the Company's online and print advertising and other promotional expenditures, as well as increased sales and marketing personnel and related expenses required to implement the Company's branding and marketing strategy.

     Product Development Expenses

     Product development expenses include professional fees, staff costs and related expenses associated with the development, testing and upgrades to the Company's Web site as well as expenses related to its editorial content and community management and support. Product development expenses increased to $1,149,424 or 74% of total revenues for the three months ended September 30, 1998 from $37,500 or 18% of total revenues for the three months ended September 30, 1997. The increase in product development expenses was primarily attributable to increased staffing levels required to support the Company's Web site and to enhance its content and features. Product development expenses also increased as a result of the launch of the Company's site redesign in November 1998. The Company intends to continue recruiting and hiring experienced product development personnel and to make additional investments in product development. The Company expenses product development costs as incurred.

     General and Administrative Expenses

     General and administrative expenses consist primarily of salaries and related costs for general corporate functions, including finance, human resources, facilities and legal, along with professional fees and other corporate expenses. General and administrative expenses increased to $2 million or 130% of total revenues for the three months ended September 30, 1998 from $1.5 million or 731% of total revenues for the three months ended September 30, 1997, an increase of approximately $500,000. The absolute dollar increase in general and administrative expenses was primarily due to increased salaries and related expenses associated with management's employment contracts, hiring of additional personnel, and increases in professional fees and travel. The increased salaries also reflect the highly competitive nature of hiring in the new media industry. The Company expects that it will incur additional general and administrative expenses as the Company hires additional personnel and incurs additional costs related to the growth of the business and its operation as a public company, including directors' and officers' liability insurance, investor relations programs and professional service fees. Accordingly, the Company anticipates that general and administrative expenses will continue to increase in absolute dollars.

     Non-recurring charges

     The Company recorded a non-recurring, non-cash charge of $1.4 million in the third quarter 1998. This charge is in connection with the transfer of outstanding warrants to acquire 225,000 shares of Common Stock by Dancing Bear Investments (the Company's principal shareholder) to certain officers of the Company. There was no similar charge in 1997.

     Interest and Other Income, Net

     Interest and other income, net includes interest income earned from the Company's cash and short-term investments, interest expense related to the Company's capital lease obligations and gains and losses on the sale of short-term investments. Interest income remained consistent for the three months ended September 30, 1998 and 1997. Interest expense increased during the third quarter 1998 due to new capital lease obligations, which the Company entered into in 1998. During the third quarter 1997 the Company did not have any capital lease obligations.

     Income Taxes

     Income taxes of $8,205 for the three months ended September 30, 1998 are based solely on state and local taxes on business and investment capital. These taxes decreased from $18,050 in the third quarter 1997 due to a decrease in the average equity balance of the Company. The Company's effective tax rate differs from the statutory federal income tax rate, primarily as a result of the uncertainty regarding the Company's ability to utilize its net operating loss carryforwards. Due to the uncertainty surrounding the timing or realization of the benefits of its net operating loss carryforwards in future tax returns, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets. As of December 31, 1997, the Company had approximately $4.4 million of federal net operating loss carryforwards for tax reporting purposes available to offset future taxable income. The Company's federal net operating loss carryforwards expire beginning 2000 through 2012. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Due to the change in the Company's ownership interests in the third quarter of 1997, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), future utilization of the Company's net operating loss carryforwards will be subject to certain limitations or annual restrictions.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     Revenues

     Revenues increased to approximately $2.7 million for the nine months ended September 30, 1998 from $415,000 for the nine months ended September 30, 1997, an increase of 559%. The period to period growth in revenues resulted from (i) an increase in the number of advertisers as well as the average commitment per advertiser, (ii) an increase in the Company's Web site traffic, (iii) an increase in the number of sales people and (iv) an increase in marketing and advertising expenses. Advertising revenues were approximately 89% of total revenues and 72% of total revenues for the nine months ended September 30, 1998 and 1997, respectively. Commencing in April 1996, the Company engaged an Internet advertising service provider to sell the Company's Web site advertising inventory in exchange for a service fee. The Company recognized revenues net of such service fees. Commencing May 1, 1997, the Company canceled this arrangement and created its own internal sales department in order to properly represent theglobe.com brand on a consistent basis as well as to reduce overall sales costs. The Company did not record any expense for third party advertising service providers in the nine months ended September 30, 1998. In addition, the Company recorded barter advertising revenues representing 3% and 24% of total revenues for the nine months ended September 30, 1998 and 1997, respectively. The Company anticipates that advertising revenues will continue to account for a substantial share of total revenues for the foreseeable future and that barter revenue will continue to comprise an insignificant portion of the Company's total revenues in the future. Other revenues were derived from membership service fees, e-commerce revenue shares and sponsorship placements within the Company's site. At September 30, 1998, the Company had deferred revenues of $486,119, comprised of amounts received from advertisers and members prior to services being performed. Subscription fees are recognized over the membership term and advertising fees are recognized when impressions are delivered.

     Cost of Revenues

     Cost of revenues consists primarily of Internet connection charges, Web site equipment leasing costs, depreciation, maintenance, barter advertising expenses, staff costs and related expenses of operations personnel. Gross margins were 59% and 43% for the nine months ended September 30, 1998 and 1997, respectively. The increase in gross margin was primarily due to an increase in revenues relative to the increase in cost of revenues. In addition, the Company recorded barter advertising expenses during the nine months ended September 30, 1998 and 1997, included in cost of revenues, which is equivalent to the barter advertising revenues recorded in the same period. The September 30, 1998 and 1997 gross margins exclusive of the barter transactions were 61% and 56%, respectively.

     Sales and Marketing Expenses

     Sales and marketing expenses consist primarily of salaries and related expenses of sales and marketing personnel, commissions, advertising, public relations and other marketing related expenses. Sales and marketing expenses increased to $6.6 million or 241% of total revenues for the nine months ended September 30, 1998 from $628,000 or 151% of total revenues for the nine months ended September 30, 1997. The period to period increase in sales and marketing expenses was primarily attributable to the expansion of the Company's online and print advertising, public relations and other promotional expenditures, as well as increased sales and marketing personnel and related expenses required to implement the Company's marketing strategy. Sales and marketing expenses also increased as a result of the Company's decision to shift its advertising to an internal sales department in the second quarter of 1997. Sales and marketing expenses as a percentage of total revenues have increased as a result of the continued development and implementation of theglobe.com's branding and marketing campaign.

     Product Development Expenses

     Product development expenses include professional fees, staff costs and related expenses associated with the development, testing and upgrades to the Company's Web site as well as expenses related to its editorial content and community management and support. Product development expenses increased to $1,400,293 or 51% of total revenues for the nine months ended September 30, 1998 from $100,000 or 24% of total revenues for the nine months ended September 30, 1997. The increase in product development expenses was partially attributable to increased staffing levels required to support the Company's Web site and to enhance its content and features. Product development expenses also increased as of result of the launch of the Company's site redesign in November 1998. The Company intends to continue recruiting and hiring experienced product development personnel and to make additional investments in product development. The Company expenses product development costs as incurred.

     General and Administrative Expenses

     General and administrative expenses consist primarily of salaries and related costs for general corporate functions, including finance, human resources, facilities and legal, along with professional fees and other corporate expenses. General and administrative expenses increased to $4.4 million or 162% of total revenues for the nine months ended September 30, 1998 from $2.1 million or 507% of total revenues for the nine months ended September 30, 1997, an increase of $2.3 million. The absolute dollar increase in general and administrative expenses was primarily due to increased salaries and related expenses associated with management's employment contracts, hiring of additional personnel, and increases in professional fees. The increased salaries also reflect the highly competitive nature of hiring in the new media industry. The Company expects that it will incur additional general and administrative expenses as the Company hires additional personnel and incurs additional costs related to the growth of the business and its operation as a public company, including directors' and officers' liability insurance, investor relations programs and professional service fees. Accordingly, the Company anticipates that general and administrative expenses will continue to increase in absolute dollars.

     Non-recurring charges

     The Company recorded a non-recurring, non-cash charge of $1.4 million in the third quarter 1998. This charge is in connection with the transfer of outstanding warrants to acquire 225,000 shares of Common Stock by Dancing Bear Investments, Inc. (the Company's principal shareholder) to certain officers of the Company. There was no similar charge in 1997.

     Interest and Other Income, Net

     Interest and other income, net includes interest income earned from the Company's cash and short-term investments, interest expense related to the Company's capital lease obligations and gains and losses on the sale of short-term investments. Interest income increased to $816,454 for the nine months ended on September 30, 1998 from $124,329 for the nine months ended September 30, 1997, an increase of $692,125. The increase in interest income was primarily due to a higher average cash, cash equivalent and investment balance as a result of capital received from the issuance of shares of the Company's Preferred Stock in the third quarter of 1997.

     Income Taxes

     Income taxes of $34,705 for the nine months ended September 30, 1998 are based solely on state and local taxes on business and investment capital. The Company's effective tax rate differs from the statutory federal income tax rate, primarily as a result of the uncertainty regarding the Company's ability to utilize its net operating loss carryforwards. Due to the uncertainty surrounding the timing or realization of the benefits of its net operating loss carryforwards in future tax returns, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets. As of December 31, 1997, the Company had approximately $4.4 million of federal net operating loss carryforwards for tax reporting purposes available to offset future taxable income. The Company's federal net operating loss carryforwards expire beginning 2000 through 2012. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Due to the change in the Company's ownership interests in the third quarter of 1997, as defined in the Code, future utilization of the Company's net operating loss carryforwards will be subject to certain limitations or annual restrictions.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1998, the Company had approximately $6.9 million in cash, cash equivalents and short-term investments. Net cash used in operating activities was $11.3 million and $571,831 for the nine months ended September 30, 1998 and 1997, respectively. The increase in net cash used resulted primarily from an increase in the Company's net operating losses in addition to the timing of payments associated with the Company's 1997 accrued compensation in the first quarter of 1998 and a higher level of receivables due to increased revenues and increases in prepaid expenses and other assets. These items were partially offset by increases in accounts payable, accrued expenses and deferred revenues

     Net cash provided (used) in investing activities was $5.7 million and $(15.4) million for the nine months ended September 30, 1998 and 1997 respectively. Net cash provided by investing activities for the nine months ended September 30, 1998 was primarily related to sales of short-term investments in order to finance the operating expenses of the Company. For the nine months ended September 30, 1997, the net cash used in investing activities was primarily related to the purchase of short-term investments with the proceeds from the Company's issuance of shares of the Company's Preferred Stock in the third quarter 1997. In each period, additional cash was used to purchase property and equipment in connection with the Company's build out of its infrastructure.

     Net cash used in financing activities for the nine months ended September 30, 1998 consisted primarily of payments under the Company's capital lease obligations and payments relating to offering costs associated with the Company's initial public offering. Net cash provided by financing activities for the nine months ended September 30, 1997 was primarily from issuance of the Company's Series C and D Preferred Stock through private placements partially offset by financing costs associated with these private placements.

     On November 13, 1998, the Company raised approximately $27 million from its initial public offering after deducting underwriting and placement agents fees and other estimated offering costs.

     The Company's capital requirements depend on numerous factors, including market acceptance of the Company's services, the amount of resources the Company devotes to investments in its Web site, the resources the Company devotes to marketing and selling its services and its brand promotions and other factors. The Company has experienced a substantial increase in its capital expenditures and operating lease arrangements since its inception consistent with the growth in the Company's operations and staffing, and anticipates that this will continue for the foreseeable future. Additionally, the Company will continue to evaluate possible investments in businesses, products and technologies, and plans to expand its sales and marketing programs and conduct more aggressive brand promotions. The Company believes that the net proceeds from the initial public offering in November 1998, together with its other current cash and cash equivalents, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least 12 months. See "Risk Factors--Additional Financing Requirements; Ability to Incur Debt; Expected Negative Operating Cash Flow for the Foreseeable Future."

IMPACT OF THE YEAR 2000

     The Year 2000 issue is the potential for system and processing failures of date-related data and the result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

     State of Readiness. The Company may be affected by Year 2000 issues related to non-compliant IT systems or non-IT systems operated by the Company or by third parties. The Company has substantially completed an assessment of its internal and external (third-party) IT systems and non-IT systems. At this point in its assessment, the Company is not currently aware of any Year 2000 problems relating to systems operated by the Company or by third parties that would have a material effect on the Company's business, results of operations or financial condition, without taking into account the Company's efforts to avoid such problems, although there can be no assurance thereof.

     The Company's IT systems consist of software developed either in-house or purchased from third parties, and hardware purchased from vendors. At this point, the Company's assessment of its in-house software has identified only approximately 2,000 lines of code out of several hundred thousand in its proprietary, in-house software which are not Year 2000 compliant. Those portions of code which are not compliant are used solely for internal statistical analysis. The Company does not anticipate any difficulty in modifying this code to become Year 2000 compliant by June 30, 1999. The Company has contacted its principal vendors of hardware and software. All of those contacted vendors have notified the Company that the hardware and software that they have supplied to the Company is Year 2000 compliant, with the exception of Microsoft Windows NT 4.0. The Company is currently upgrading this software to MS Windows NT 4.0 SP4, which corrects all known Y2K issues in this software.

     The Company has also substantially completed an assessment of its non-IT systems which the Company has identified as containing embedded chip systems for Year 2000 issues. At this point in its assessment, the Company is not currently aware of any Year 2000 problems relating to these systems which would have a material effect on the Company's business, results of operations, or financial condition, without taking into account the Company's efforts to avoid such problems.

     The Company's IT systems and other business resources rely on IT systems and non-IT systems provided by service providers and therefore may be vulnerable to those service providers' failure to remediate their own Year 2000 issues. Such service providers include those for the Company's network and e-mail services and landlords for the Company's leased office spaces. The Company has contacted these principal service providers and has been notified that the IT and non-IT systems which they provide to the Company are Year 2000 compliant.

     Cost. Based on its assessment to date, the Company does not anticipate that costs associated with remediating the Company's non-compliant IT systems or non-IT systems will be material.

     Risks. To the extent that the Company's assessment is finalized without identifying any additional material non-compliant IT or non-IT systems operated by the Company or by third parties, the most reasonably likely worst case Year 2000 scenario is the failure of one or more of the Company's vendors of hardware or software or one or more providers of non-IT systems to the Company to properly identify any Year 2000 compliance issues and remediate any such issues prior to December 31, 1999. The Company believes that the primary business risks, in the event of such failure, would include but not be limited to, lost advertising revenues, increased operating costs, loss of customers or persons accessing the Company's Web site, or other business interruptions of a material nature, as well as claims of mismanagement, misrepresentation, or breach of contract.

     Contingency Plan. As discussed above, the Company is engaged in an ongoing Year 2000 assessment. Following the completion of the assessment, the Company plans to conduct a full-scale Year 2000 simulation of its IT systems. The results of this simulation and the Company's assessment will be taken into account in determining the nature and extent of any contingency plans.

                                 RISK FACTORS

Limited Operating History

     The Company was founded in May 1995. Accordingly, the Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based, each of which must be considered in light of the risks, expenses and problems frequently encountered by all companies in the early stages of development, and particularly by such companies entering new and rapidly developing markets like the Internet. Such risks include, without limitation, the lack of broad acceptance of the community model on the Internet, the possibility that the Internet will fail to achieve broad acceptance as an advertising and commercial medium, the inability of the Company to attract or retain members, the inability of the Company to generate significant
e-commerce-based   revenues  or  subscription  service  revenues  from  its
members, a new and relatively unproven business model, the Company's ability to anticipate and adapt to a developing market, the failure of the Company's network infrastructure (including its server, hardware and software) to efficiently handle its Internet traffic, changes in laws that adversely affect the Company's business, the ability of the Company to manage effectively its rapidly expanding operations, including the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations, the introduction and development of different or more extensive communities by direct and indirect competitors of the Company, including those with greater financial, technical and marketing resources, the inability of the Company to maintain and increase levels of traffic on its Web site, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions. To address these risks, the Company must, among other things, attract and retain members, maintain its customer base and attract a significant number of new advertising customers, respond to competitive developments, develop and extend its brand, continue to form and maintain relationships with strategic partners, continue to attract, retain and motivate qualified personnel, and continue to develop and upgrade its technologies and commercialize its services incorporating such technologies. There can be no assurance that the Company will be successful in addressing such risks, and any failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition.

Fluctuating Rates of Revenue Growth

     There can be no assurance the Company's revenue growth in recent periods will continue or increase. The Company's limited operating history makes the prediction of future results difficult or impossible and, therefore, the Company's recent revenue growth should not be taken as an indication of any growth that can be expected in the future. Furthermore, its limited operating history leads the Company to believe that period-to-period comparisons of its operating results are not meaningful and that the results for any period should not be relied upon as an indication of future performance. To the extent that revenues do not grow at anticipated rates, the Company's business, results of operations and financial condition would be materially and adversely affected.

Anticipated Losses for the Foreseeable Future

     The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in the Company's revenues from advertising sales, e-commerce and membership subscription fees. As of September 30, 1998, the Company had an accumulated deficit of $15.9 million. The Company expects that its operating expenses will increase significantly during the next several years, especially in the areas of product development and general and administrative expenses. Thus, the Company will need to generate increased revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurance that the Company will ever achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Dependence on Continued Growth in Use and Commercial Viability of the Internet

     The Company's future success is substantially dependent upon continued growth in the use of the Internet. To support advertising sales, e-commerce and membership service fees on theglobe.com, the Internet's recent and rapid growth must continue, and e-commerce on the Internet must become widespread. None of these can be assured. The Internet may prove not to be a viable commercial marketplace. Additionally, due to the ability of consumers to easily compare prices of similar products or services on competing Web sites, gross margins for e-commerce transactions may narrow in the future and, accordingly, the Company's revenues from e-commerce arrangements may be materially negatively impacted. If use of the Internet does not continue to grow, the Company's business, results of operations and financial condition would be materially and adversely affected.

     Additionally, to the extent that the Internet continues to experience significant growth in the number of users and the level of use, there can be no assurance that its technical infrastructure will continue to be able to support the demands placed upon it. The necessary technical infrastructure for significant increases in e-commerce, such as a reliable network backbone, may not be timely and adequately developed. In addition, performance improvements, such as high-speed modems, may not be introduced in a timely fashion. Furthermore, security and authentication concerns with respect to transmission over the Internet of confidential information, such as credit card numbers, may remain. Issues like these could lead to resistance against the acceptance of the Internet as a viable commercial marketplace. Also, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of activity, or due to increased governmental regulation. Changes in or insufficient availability of telecommunications services could result in slower response times and adversely affect usage of the Internet. To the extent the Internet's technical infrastructure does not effectively support the growth that may occur, the Company's business, results of operations and financial condition would be materially and adversely affected.

Dependence on Members for Content and Promotion

     The Company depends substantially upon member involvement for content and for word-of-mouth promotion. Particularly, the Company depends upon the voluntary efforts of certain highly motivated members who are most active in developing content to attract other Internet users to the site. The Company expects such member involvement to reduce the need for the Company to expend resources on content development and site promotion. There can be no assurance that members will continue to generate significant content or to promote the site or that the member-generated content or promotional efforts will continue to attract other Internet users. There also can be no assurance that the Company's business would not be materially and adversely affected if its most highly active members became dissatisfied with the Company's services or its focus on the commercialization of those services.

Unproven Business Model; Developing Market; Unproven Acceptance of the Company's Products

     The Company's business model is new and relatively unproven. The model depends upon the Company's ability to generate multiple revenue streams by leveraging its community platform. To be successful, the Company must, among other things, develop and market products and services that achieve broad market acceptance by its users, advertisers and e-commerce vendors. There can be no assurance that any Internet community, including theglobe.com, will achieve broad market acceptance. Accordingly, no assurance can be given that the Company's business model will be successful or that it can sustain revenue growth or be profitable.

     The market for the Company's products and services is new, rapidly developing and characterized by an increasing number of market entrants. As is typical of any new and rapidly evolving market, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty and risk. Moreover, because this market is new and rapidly evolving, it is difficult to predict its future growth rate, if any, and its ultimate size. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's products and services do not achieve or sustain market acceptance, the Company's business, results of operations and financial condition would be materially and adversely affected.

Brand Identity Is Critical to the Company; Risks Associated with Brand
Development

     The Company believes that establishing and maintaining brand identity is a critical aspect of efforts to attract and expand its member base, Internet traffic and advertising and commerce relationships. Furthermore, the Company believes that the importance of brand recognition will increase as low barriers to entry encourage the proliferation of Internet sites. In order to attract and retain members, advertisers and commerce vendors, and in response to competitive pressures, the Company intends to increase its financial commitment to the creation and maintenance of brand loyalty among these groups. The Company plans to accomplish this, although not exclusively, through advertising campaigns in several forms of media, including television, print, billboards, buses, telephone kiosks, online media, and other marketing and promotional efforts. If the Company does not generate a corresponding increase in revenue as a result of its branding efforts or otherwise fails to promote its brand successfully, or if the Company incurs excessive expenses in an attempt to promote and maintain its brand, the Company's business, results of operations and financial condition would be materially and adversely affected.

     Promotion and enhancement of theglobe.com brand will also depend, in part, on the Company's success in providing a high-quality "community experience." Such success cannot be assured. If members, other Internet users, advertisers and commerce vendors do not perceive theglobe.com community experience to be of high quality, or if the Company introduces new services or enters into new business ventures that are not favorably received by such parties, the value of the Company's brand could be diluted. Such brand dilution could decrease the attractiveness of theglobe.com to such parties, and could materially and adversely affect the Company's business, results of operations and financial condition.

Substantial Reliance on Advertising Revenues; Short-term Nature of Advertising Contracts; Company Guarantee of Minimum Impression Levels

     The Company derives a substantial portion of its revenues from the sale of advertisements on its site, and expects to continue to do so for the foreseeable future. For the year ended December 31, 1997 and the nine months ended September 30, 1998, advertising revenues represented 77% and 89%, respectively, of the Company's net revenues. The Company's business model therefore is highly dependent on the amount of "traffic" on
theglobe.com, which has a direct effect on the Company's advertising revenues. The Company is in the early stages of implementing its advertising sales programs which, if not successful, could materially and adversely affect the Company's business, results of operations and financial condition.

     To date, substantially all of the Company's advertising contracts have been for terms averaging one to three months in length, with relatively few longer-term advertising contracts. Many of the Company's advertising customers have limited experience with Internet advertising, have not devoted a significant portion of their advertising expenditures to Internet advertising and may not believe Internet advertising to be effective relative to traditional advertising media. Also, the Company's advertising customers may object to the placement of their advertisements on certain members' personal homepages, the content of which they deem undesirable. There can be no assurance that the Company's current advertisers will continue to purchase advertisements on theglobe.com.

     The Company's contracts with advertisers typically guarantee the advertiser a minimum number of "impressions," or times that an advertisement is seen by users of theglobe.com. To the extent that minimum impression levels are not achieved for any reason, the Company may be required to "make good" or provide additional impressions after the contract term, which may adversely affect the availability of advertising inventory and which could have a material adverse effect on the Company's business, results of operations and financial condition. To the extent minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenues until guaranteed impression levels are achieved.

     Additionally, the process of managing advertising within a large, high-traffic Web site such as the Company's is an increasingly important and complex task. The Company licenses from DoubleClick, Inc. ("DoubleClick") its advertising management system ("D.A.R.T."). Under the license agreement, DoubleClick provides the Company an Internet advertising administration system to facilitate the Company's management of advertising on its Web site. The D.A.R.T. service is intended to permit the Company to generate ad tags, schedule advertising to run in the online environments in which the Company places the ad tags and generate reports on such advertising. The DoubleClick agreement is for a term of three years and will expire on April 15, 2000, subject to DoubleClick's right to terminate the agreement upon 30 days' notice following the Company's breach of the terms of the agreement or if DoubleClick, in its reasonable good faith discretion, determines that the Company has used, could use or intends to use the D.A.R.T. technology in a manner that could damage or cause injury to the D.A.R.T. technology or reflects unfavorably on the reputation of DoubleClick. No assurance can be given that DoubleClick will not elect to terminate the agreement. Any such termination and replacement could disrupt the Company's ability to manage its advertising operations for a period of time. In addition, to the extent that the Company encounters system failures or material difficulties in the operation of this system, the Company could be unable to deliver banner advertisements and sponsorships through its site. Any extended failure of, or material difficulties encountered in connection with, the Company's advertising management system may expose the Company to "make good" obligations with its advertisers, which, by displacing saleable advertising inventory, among other consequences, would reduce revenues and could have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company's ability to generate significant advertising revenues will depend, in part, on its ability to create new advertising programs without diluting the perceived value of its existing programs. The Company's ability to generate advertising revenues will depend also, in part, on advertisers' acceptance of the Internet as an attractive and sustainable medium, the development of a large base of users of the Company's products and services, the effective development of Web site content that provides user demographic characteristics that will be attractive to advertisers, and government regulation. The adoption of Internet-based advertising, particularly by those advertisers that have historically relied upon traditional advertising media, requires the acceptance of a new way of conducting business and exchanging information. There can be no assurance that the market for Internet advertising will continue to emerge or become sustainable. If the market develops more slowly than expected, the Company's business, results of operations and financial condition could be materially and adversely affected.

     The Internet as an advertising medium has not been available for a sufficient period of time to gauge its effectiveness as compared with traditional advertising media. No standards have been widely accepted for the measurement of the effectiveness of Internet-based advertising, and there can be no assurance that any such standards will become widely accepted in the future. Additionally, no standards have been widely accepted to measure the number of members, unique users or page views related to a particular site. Internet advertising rates are based in part on third-party estimates of users of an Internet site. Such estimates are often based on sampling techniques or other imprecise measures, and may materially differ from Company estimates. There can be no assurance that advertisers will accept the Company's or other parties' measurements of impressions. The rejection by advertisers of such measurements could have a material adverse effect on the Company's business, results of operations and financial condition.

     The sale of Internet advertising is subject to intense competition that has resulted in a wide variety of pricing models, rate quotes and advertising services. This has made it difficult to project future levels of advertising revenues and rates. It is also difficult to predict which pricing models, if any, will achieve broad acceptance among advertisers. As described above, to date, the Company has based its advertising rates on providing advertisers with a guaranteed number of impressions, and any failure of the Company's advertising model to achieve broad market acceptance, would have a material adverse effect on the Company's business, results of operations and financial condition.

     "Filter" software programs that limit or remove advertising from an Internet user's desktop are available to consumers. Widespread adoption or increased use of such software by users or the adoption of such software by certain Internet access providers could have a material adverse effect upon the viability of advertising on the Internet and on the Company's business, results of operations and financial condition.

Potential Fluctuations in Operating Results; Quarterly Fluctuations

     The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. See "--Limited Operating History" and "--Fluctuating Rates of Revenue Growth." As a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions or acquisitions that could have a material short-term or long-term adverse effect on the Company's business, results of operations and financial condition. See "--Brand Identity Is Critical to the Company; Risks Associated with Brand Development."

     The Company believes that it may experience seasonality in its business, with use of the Internet and theglobe.com being somewhat lower during the summer vacation and year-end holiday periods. Advertising impressions (and therefore revenues) may be expected to decline accordingly in those periods. Additionally, seasonality may affect significantly the Company's advertising revenues during the first and third calendar quarters, as advertisers historically spend less during these periods. Because Internet advertising is an emerging market, additional seasonal and other patterns in Internet advertising may develop as the market matures, and there can be no assurance that such patterns will not have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company derives a significant portion of its revenues from the sale of advertising under short-term contracts, averaging one to three months in length. As a result, the Company's quarterly revenues and operating results are, to a significant extent, dependent on advertising revenues from contracts entered into within the quarter, and on the Company's ability to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. See "--Substantial Reliance on Advertising Revenues; Short-term Nature of Advertising Contracts; Company Guarantee of Minimum Impression Levels."

     In addition to selling advertising, a key element of the Company's strategy is to generate revenues through e-commerce arrangements. To date, the revenues received by the Company under the revenue-sharing portions of these arrangements have not been material, and there can be no assurance that the Company will receive a material amount of revenue under these agreements in the future. Many of the Company's existing e-commerce arrangements are terminable upon short notice. As a result, the Company's revenues from e-commerce may fluctuate significantly from period to period depending on the continuation of its key e-commerce arrangements.

     The foregoing factors, in some future quarters, may lead the Company's operating results to fall below the expectations of securities analysts and investors. In such event, the trading price of the Common Stock would likely be materially and adversely affected.

Broad Discretion in Use of Proceeds from Initial Public Offering

     The Company intends to use the net proceeds from the Common Stock sold in its initial public offering, completed in November 1998, for advertising, brand name promotions and other general corporate purposes, including investment in the development and functionality of theglobe.com Web site, enhancements of the Company's network infrastructure and working capital. The Company may also use a portion of the proceeds for potential strategic alliances and acquisitions. The Company has not yet determined the amount of the net proceeds that will be used specifically for each of the foregoing purposes. Accordingly, management will have significant flexibility in applying such net proceeds. The failure of management to apply such funds effectively could have a material adverse effect on the Company's business, results of operations and financial condition.

Dependence on Key Personnel

     The Company's performance is substantially dependent on the performance of its senior management and key technical personnel. In particular, the Company's success depends on the continued efforts of its senior management team, especially its Co-Chief Executive Officers and Co-Presidents (and co-founders), Todd V. Krizelman and Stephan J. Paternot. The Company does not carry key person life insurance on any of its personnel. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, results of operations and financial condition of the Company.

     The Company's future success also depends on its continuing ability to retain and attract highly qualified technical and managerial personnel. As of September 30, 1998, the Company had grown to 94 employees from approximately 27 in September 1997, and the Company anticipates that the number of its employees will increase significantly in the next 12 months. Wages for managerial and technical employees are increasing and are expected to continue to increase in the foreseeable future due to the competitive nature of this job market. There can be no assurance that the Company will be able to retain its key managerial and technical personnel or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the future. The Company has experienced difficulty from time to time in attracting the personnel necessary to support the growth of its business, and there can be no assurance that the Company will not experience similar difficulty in the future. The inability to attract and retain the technical and managerial personnel necessary to support the growth of the Company's business, due to, among other things, a large increase in the wages demanded by such personnel, could have a material adverse effect upon the Company's business, results of operations and financial condition.

Management of Growth; Inexperienced Management

     The Company's recent growth has placed, and is expected to continue to place, a significant strain on its managerial, operational and financial resources. To manage its potential growth, the Company must continue to implement and improve its operational and financial systems, and must expand, train and manage its employee base. The Company's Chief Operating Officer and Chief Financial Officer joined the Company during August and July 1998, respectively. In addition, each of the Company's Director of Advertising Sales, Director of Communications and Director of Human Resources has been with the Company for less than two years. Furthermore, the members of the Company's current senior management (other than the Chairman) have not had any previous experience managing a public company or a large operating company. There can be no assurance that the Company will be able to effectively manage the expansion of its operations, that the Company's systems, procedures or controls will be adequate to support the Company's operations or that Company management will be able to achieve the rapid execution necessary to fully exploit the market opportunity for the Company's products and services. Any inability to manage growth effectively could have a material adverse effect on the Company's business, results of operations and financial condition.

Competition for Management Time; Potential Conflicts of Interest

     Michael S. Egan is the Chairman of the Company and, as such, Mr. Egan serves as Chairman of the Board of Directors and as an executive officer of the Company with primary responsibility for day-to-day strategic planning and financing arrangements. Mr. Egan is also the controlling investor of Dancing Bear Investments, Inc., which holds a controlling interest in the Company, and Chairman and Chief Executive Officer of Certified Vacations, an entity affiliated with Dancing Bear Investments, Inc. Dancing Bear Investments, Inc. may also acquire other entities in the future. Edward A. Cespedes is the Vice President of Corporate Development of the Company with primary responsibility for corporate development opportunities including mergers and acquisitions. Mr. Cespedes is also a Managing Director of Dancing Bear Investments. Messrs. Egan and Cespedes have not committed to devote any specific percentage of their business time with the Company. Accordingly, the Company will compete with Dancing Bear Investments, Inc. and related entities for the time of Messrs. Egan and Cespedes. The Company has recently begun e-commerce arrangements with certain entities controlled by Dancing Bear Investments, Inc. or by Republic Industries, Inc. ("Republic Industries"), an entity affiliated with H. Wayne Huizenga, a director of the Company, which are not currently material to the Company. These arrangements are not the result of arm's-length negotiations. Due to their relationships with their related entities, Messrs. Egan, Cespedes and Huizenga will have an inherent conflict of interest in making any decision related to transactions between their related entities and the Company. The Company intends to review related party transactions in the future on a case-by-case basis.

Need to Enhance and Develop theglobe.com to Remain Competitive

     To remain competitive, the Company must continue to enhance and improve the responsiveness, functionality and features of theglobe.com and develop other products and services. Enhancements of or improvements to the Web site may contain undetected programming errors that require significant design modifications, resulting in a loss of customer confidence and user support and a decrease in the value of the Company's brand name recognition.

     The Company plans to develop and introduce new features and functions, such as increased capabilities for user personalization and interactivity. This will require the development or licensing of increasingly complex technologies. There can be no assurance that the Company will be successful in developing or introducing such features and functions or that such features and functions will achieve market acceptance or enhance the Company's brand name recognition. Any failure of the Company to effectively develop and introduce new features and functions, or the failure of such new features and functions to achieve market acceptance, could have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company also plans to develop and introduce new products and services, such as new content targeted for specific user groups with particular demographic and geographic characteristics. There can be no assurance that the Company will be successful in developing or introducing such products and services or that such products and services will achieve market acceptance or enhance the Company's brand name recognition. Any failure of the Company to effectively develop and introduce these products and services, or the failure of such products and services to achieve market acceptance, could have a material adverse effect on the Company's business, results of operations and financial condition.

Internet Industry Is Characterized by Rapid Technological Change

     The market for Internet products and services is characterized by rapid technological developments, evolving industry standards and customer demands, and frequent new product introductions and enhancements. These market characteristics are exacerbated by the emerging nature of the market and the fact that many companies are expected to introduce new Internet products and services in the near future. The Company's future success will depend in significant part on its ability to continually improve the performance, features and reliability of the site in response to both evolving demands of the marketplace and competitive product and service offerings, and there can be no assurance that the Company will be successful in doing so. In addition, the widespread adoption of developing multimedia enabling technologies could require fundamental and costly changes in the Company's technology and could fundamentally affect the nature, viability and measurability of Internet-based advertising, which could adversely affect the Company's business, results of operations and financial condition.

Risk of Capacity Constraints and Systems Failures

     A key element of the Company's strategy is to generate a high volume of user traffic. The Company's ability to attract advertisers and to achieve market acceptance of its products and services, and its reputation, depend significantly upon the performance of the Company and its network infrastructure (including its server, hardware and software). Any system failure that causes interruption or slower response time of the Company's products and services could result in less traffic to the Company's Web site and, if sustained or repeated, could reduce the attractiveness of the Company's products and services to advertisers and licensees. An increase in the volume of user traffic could strain the capacity of the Company's technical infrastructure, which could lead to slower response time or system failures, and could adversely affect the delivery of the number of impressions that are owed to advertisers and thus the Company's advertising revenues. In addition, as the number of Web pages on and users of theglobe.com increase, there can be no assurance that the Company and its technical infrastructure will be able to grow accordingly, and the Company faces risks related to its ability to scale up to its expected customer levels while maintaining superior performance. Any failure of the Company's server and networking systems to handle current or higher volumes of traffic would have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company is also dependent upon third parties to provide potential users with Web browsers and Internet and online services necessary for access to the site. In the past, users have occasionally experienced difficulties with Internet and online services due to system failures, including failures unrelated to the Company's systems. Any disruption in Internet access provided by third parties could have a material adverse effect on the Company's business, results of operations and financial condition. Furthermore, the Company is dependent on hardware suppliers for prompt delivery, installation and service of equipment used to deliver the Company's products and services.

     The Company's operations are dependent in part upon its ability to protect its operating systems against damage from human error, fire, floods, power loss, telecommunications failures, break-ins and similar events. The Company does not presently have redundant, multiple-site capacity in the event of any such occurrence. The Company's servers are also vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with the Company's computer systems. The occurrence of any of these events could result in the interruption, delay or cessation of service, which could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company's reputation and theglobe.com brand could be materially and adversely affected.

Security Risks

     Experienced programmers ("hackers") have attempted on occasion to penetrate the Company's network security. The Company expects that these attempts, some of which have succeeded, will continue to occur from time to time. Because a hacker who is able to penetrate the Company's network security could misappropriate proprietary information or cause interruptions in the Company's products and services, the Company may be required to expend significant capital and resources to protect against or to alleviate problems caused by such parties. Additionally, the Company may not have a timely remedy against a hacker who is able to penetrate its network security. Such purposeful security breaches could have a material adverse effect on the Company's business, results of operations and financial condition. In addition to purposeful security breaches, the inadvertent transmission of computer viruses could expose the Company to a material risk of loss or litigation and possible liability.

     In offering certain payment services through its "globeStores" program, the Company could become increasingly reliant on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information, such as customer credit card numbers. Advances in computer capabilities, discoveries in the field of cryptography and other discoveries, events, or developments could lead to a compromise or breach of the algorithms that the Company's licensed encryption and authentication technology used to protect such confidential information. If such a compromise or breach of the Company's licensed encryption authentication technology occurs, it could have a material adverse effect on the Company's business, results of operations and financial condition. The Company may be required to expend significant capital and resources and engage the services of third parties to protect against the threat of such security, encryption and authentication technology breaches or to alleviate problems caused by such breaches. Concerns over the security of Internet transactions and the privacy of users may also inhibit the growth of the Internet generally, particularly as a means of conducting commercial transactions.

Intense Competition

     The market for members, users and Internet advertising is new and rapidly evolving, and competition for members, users and advertisers, as well as competition in the e-commerce market, is intense and is expected to increase significantly. Barriers to entry are relatively insubstantial and the Company may face competitive pressures from many additional companies both in the United States and abroad.

     The Company believes that the principal competitive factors for companies seeking to create communities on the Internet are critical mass, functionality of the Web site, brand recognition, member affinity and loyalty, broad demographic focus and open access for visitors. Other companies that are primarily focused on creating Internet communities are Tripod, Inc., a subsidiary of Lycos, Inc. ("Tripod"), and GeoCities, Inc. ("GeoCities"), and, in the future, Internet communities may be developed or acquired by companies currently operating Web directories, search engines, shareware archives and content sites, and by commercial online service providers ("OSPs"), Internet service providers ("ISPs") and other entities, certain of which may have more resources than the Company. The Company competes for users and advertisers with other content providers and with thousands of Web sites operated by individuals, the government and educational institutions. Such providers and sites include America Online, Inc. ("AOL"), Angelfire Communications, a subsidiary of Lycos, Inc.
("Angelfire"), CNET, Inc. ("CNET"), CNN/Time Warner, Inc. ("CNN/Time Warner"), Excite, Inc. ("Excite"), Hotmail Corporation, a subsidiary of Microsoft Corporation ("Hotmail"), Infoseek Corporation ("Infoseek"), Lycos, Inc. ("Lycos"), Microsoft Corporation ("Microsoft"), Netscape Communications Corporation ("Netscape"), Switchboard Inc. ("Switchboard"), Talk City, Inc. ("Talk City"), Xoom Inc. ("Xoom") and Yahoo! Inc.
("Yahoo!"). In addition, the Company could face competition in the future from traditional media companies, such as newspaper, magazine, television and radio companies, a number of which, including The Walt Disney Company ("Disney"), CBS Corporation ("CBS") and The National Broadcasting Company ("NBC"), have recently made significant acquisitions of or investments in Internet companies.

     The Company believes that the principal competitive factors in attracting advertisers include the amount of traffic on its Web site, brand recognition, customer service, the demographics of the Company's members and users, the Company's ability to offer targeted audiences and the overall cost effectiveness of the advertising medium offered by the Company. The Company believes that the number of Internet companies relying on Internet-based advertising revenue, as well as the number of advertisers on the Internet and the number of users, will increase substantially in the future. Accordingly, the Company will likely face increased competition, resulting in increased pricing pressures on its advertising rates, which could have a material adverse effect on the Company.

     Many of the Company's existing and potential competitors, including companies operating Web directories and search engines, and traditional media companies, have longer operating histories in the Internet market, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than the Company. Such competitors may be able to undertake more extensive marketing campaigns for their brands and services, adopt more aggressive advertising pricing policies and make more attractive offers to potential employees, distribution partners, e-commerce companies, advertisers and third-party content providers. Furthermore, the Company's existing and potential competitors may develop communities that are equal or superior in quality to, or that achieve greater market acceptance than, theglobe.com. There can be no assurance that the Company will be able to compete successfully against its current or future competitors or that competition will not have a material adverse effect on the Company's business, results of operations and financial condition.

     Additionally, the e-commerce market is new and rapidly evolving, and competition among e-commerce merchants is expected to increase significantly. The Company will rely primarily on e-commerce partners to generate e-commerce revenues. The Company's ability to generate revenues from any of its present or future e-commerce partners may be adversely affected by competition between any such partner and other Internet retailers.

     There can be no assurance that Web sites maintained by the Company's existing and potential competitors will not be perceived by advertisers as being more desirable for placement of advertisements than theglobe.com. In addition, many of the Company's current advertising customers and strategic partners have established collaborative relationships with certain of the Company's existing or potential competitors. There can be no assurance that the Company will be able to retain or grow its membership base, traffic levels and advertising customer base at historical levels, or that competitors will not experience better retention or greater growth in these areas than the Company. Accordingly, there can be no assurance that any of the Company's advertising customers, strategic partners or e-commerce partners will not sever or will elect not to renew their agreements with the Company, the result of which could have a material adverse effect on the Company's business, results of operations and financial condition.

Dependence on Third-Party Relationships

     The Company is and will continue to be significantly dependent on a number of third-party relationships to increase traffic on theglobe.com and thereby generate advertising revenues, maintain the current level of service and variety of content for its members, and meet future milestones. The Company is generally dependent on other Web site operators that provide links to theglobe.com. The Company also has relationships with several online retailers whereby the Company is paid for providing to them online storefronts and promotional materials on theglobe.com.

     Most of the Company's arrangements with third-party Internet sites and other third-party service providers do not require future minimum commitments to use the Company's services or to provide access or links to the Company's services or products, are not exclusive and are short-term or may be terminated at the convenience of the other party. Moreover, the Company does not have agreements with the majority of other Web site operators that provide links to theglobe.com, and such Web site operators may terminate such links at any time without notice to the Company. There can be no assurance that third parties regard their relationship with the Company as important to their own respective businesses and operations, that they will not reassess their commitment to the Company at any time in the future or that they will not develop their own competitive services or products.

     There can be no assurance that the Company will be able to maintain relationships with third parties that supply the Company with software or products that are crucial to the Company's success, or that such software or products will be able to sustain any third-party claims or rights against their use. Furthermore, there can be no assurance that the software, services or products of those companies that provide access or links to the Company's services or products will achieve market acceptance or commercial success. Accordingly, there can be no assurance that the Company's existing relationships will result in sustained business partnerships, successful service or product offerings or the generation of significant revenues for the Company. Failure of one or more of the Company's strategic relationships to achieve or maintain market acceptance or commercial success or the termination of one or more successful strategic relationships could have a material adverse effect on the Company's business, results of operations and financial condition. In particular, the elimination of a pre-installed bookmark on a Web browser that directs traffic to the Company's Web site could significantly reduce traffic on the Company's Web site, which would have a material adverse effect on the Company's business, results of operations and financial condition.

Additional Financing Requirements; Ability to Incur Debt; Expected Negative Operating Cash Flow for the Foreseeable Future

     The Company currently anticipates that the net proceeds of its initial public offering, together with available funds and cash flows generated from advertising revenues, will be sufficient to meet its anticipated needs for working capital, capital expenditures and business expansion for the next 12 months. The Company expects that it will continue to experience negative operating cash flow for the foreseeable future as a result of significant spending on advertising and infrastructure. Accordingly, the Company may need to raise additional funds in a timely manner in order to fund its anticipated expansion, develop new or enhanced services or products, respond to competitive pressures or acquire complementary products, businesses or technologies. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the holders of the Common Stock. The Company does not currently have any contractual restrictions on its ability to incur debt and, accordingly, the Company could incur significant amounts of indebtedness to finance its operations. Any such indebtedness could contain covenants which would restrict the Company's operations. There can be no assurance that additional financing will be available on terms favorable to the Company, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to fund its expansion, take advantage of acquisition opportunities, develop or enhance services or products or respond to competitive pressures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Risks Associated with Potential Acquisitions

     As part of its business strategy, the Company expects to review acquisition prospects that would complement its existing business, augment the distribution of its community or enhance its technological capabilities. Future acquisitions by the Company could result in potentially dilutive issuances of equity securities, large and immediate write-offs, the incurrence of debt and contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could materially and adversely affect the Company's business, results of operations and financial condition.

     Furthermore, acquisitions entail numerous risks and uncertainties, including difficulties in the assimilation of operations, personnel, technologies, products and information systems of the acquired companies, the diversion of management's attention from other business concerns, the risks of entering geographic and business markets in which the Company has no or limited prior experience and the potential loss of key employees of acquired organizations. The Company has not made any acquisitions in the past. No assurance can be given as to the ability of the Company to successfully integrate any businesses, products, technologies or personnel that might be acquired in the future, and the failure of the Company to do so could have a material adverse effect on the Company's business, results of operations and financial condition.

Reliance on Intellectual Property and Proprietary Rights

     The  Company  regards  substantial   elements  of  its  Web  site  and
underlying technology as proprietary and attempts to protect them by relying on intellectual property laws, including trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. The Company also generally enters into confidentiality agreements with its employees and consultants and in connection with its license agreements with third parties and generally seeks to control access to and distribution of its technology, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's proprietary information without authorization or to develop similar technology independently. The Company pursues the registration of its trademarks in the United States and internationally. The Company has registered a United States trademark for theglobe. The Company has filed United States trademark applications for theglobe.com and theglobe.com logo. Additionally, the Company has submitted trademark applications for theglobe.com logo in Australia, Brazil, Canada, China, the European Union (covering Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Ireland, Luxembourg, the Netherlands, Portugal, Spain, Sweden and the United Kingdom), Hong Kong, Israel, Japan, New Zealand, Norway, Russia, Singapore, South Africa, Switzerland and Taiwan. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which the Company's services are distributed or made available through the Internet, and policing unauthorized use of the Company's proprietary information is difficult.

     Legal standards relating to the validity, enforceability and scope of protection of certain proprietary rights in Internet-related businesses are uncertain and still evolving, and no assurance can be given as to the future viability or value of any of the Company's proprietary rights. There can be no assurance that the steps taken by the Company will prevent misappropriation or infringement of its proprietary information, which could have a material adverse effect on the Company's business, results of operations and financial condition.

     Litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation might result in substantial costs and diversion of resources and management attention. Furthermore, there can be no assurance that the Company's business activities will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against the Company, including claims that by directly or indirectly providing hyperlink text links to Web sites operated by third parties. Moreover, from time to time, the Company may be subject to claims of alleged infringement by the Company or its members of the trademarks, service marks and other intellectual property rights of third parties. Such claims and any resultant litigation, should it occur, might subject the Company to significant liability for damages, might result in invalidation of the Company's proprietary rights and, even if not meritorious, could result in substantial costs and diversion of resources and management attention and could have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company currently licenses from third parties certain technologies incorporated into theglobe.com. As the Company continues to introduce new services that incorporate new technologies, it may be required to license additional technology from others. There can be no assurance that these third-party technology licenses will continue to be available to the Company on commercially reasonable terms, if at all. Additionally, there can be no assurance that the third parties from which the Company currently licenses its technology will be able to defend their proprietary rights successfully against claims of infringement. As a result, any inability of the Company to obtain any of these technology licenses could result in delays or reductions in the introduction of new services or could adversely affect the performance of its existing services until equivalent technology can be identified, licensed and integrated.

Government Regulation and Legal Uncertainties Associated with the Internet

     A number of legislative and regulatory proposals under consideration by federal, state, local and foreign governmental organizations may lead to laws or regulations concerning various aspects of the Internet, including, but not limited to, online content, user privacy, taxation, access charges, liability for third-party activities and jurisdiction. Additionally, it is uncertain as to how existing laws will be applied by the judiciary to the Internet. The adoption of new laws or the application of existing laws may decrease the growth in the use of the Internet, which could in turn decrease the demand for the Company's services, increase the Company's cost of doing business or otherwise have a material adverse effect on the Company's business, results of operations and financial condition.

     There can be no assurance that the United States or foreign nations will not enact legislation or seek to enforce existing laws prohibiting or restricting certain content, such as online gambling, from the Internet. Currently, online gambling advertisers account for under ten percent of the Company's advertising revenues. Prohibition and restriction of Internet content could dampen the growth of Internet use, decrease the acceptance of the Internet as a communications and commercial medium, expose the Company to liability, and/or require substantial modification of theglobe.com, and thereby have a material adverse effect on the Company's business, results of operations and financial condition.

     Internet user privacy has become an issue both in the United States and abroad. Recently, the Children's Online Privacy Protection Act was signed into law, which authorizes the Federal Trade Commission (the "FTC") to develop regulations for the collection of data from children by commercial Web site operators. The Company is currently undertaking a review of its information-collection practices. However, the Company cannot predict the exact form of the regulations that the FTC may adopt. At the international level, the European Union (the "EU") has adopted a directive (the "Directive") that provides for EU members countries to impose restrictions on the collection and use of personal data, effective October 25, 1998. The Directive could, among other things, affect United States companies that collect information over the Internet from individuals in EU member countries, and may impose restrictions that are more stringent than current Internet privacy standards in the United States. There can be no assurance that the United States or foreign nations will not adopt additional legislation purporting to protect such privacy. Any such action could affect the way in which the Company is allowed to conduct its business, especially those aspects that involve the collection or use of personal information, and could have a material adverse effect on the Company's business, results of operations and financial condition.

     The tax treatment of the Internet and e-commerce is currently unsettled. A number of proposals have been made at the federal, state and local level and by certain foreign governments that could impose taxes on the sale of goods and services and certain other Internet activities. Recently, the Internet Tax Freedom Act was signed into law, placing a three-year moratorium on new state and local taxes on certain aspects of Internet commerce. However, there can be no assurance that future laws imposing taxes or other regulations on commerce over the Internet would not substantially impair the growth of e-commerce and as a result have a material adverse effect on the Company's business, results of operations and financial condition.

     Certain local telephone carriers have asserted that the growing popularity and use of the Internet has burdened the existing telecommunications infrastructure, and that many areas with high Internet use have begun to experience interruptions in telephone service. These carriers have petitioned the Federal Communications Commission (the "FCC") to impose access fees on ISPs and OSPs. If such access fees are imposed, the costs of communicating on the Internet could increase substantially, potentially slowing the growth in use of the Internet, which could in turn decrease demand for the Company's services or increase the Company's cost of doing business, and thus have a material adverse effect on the Company's business, results of operations and financial condition.

     Although the Company's server is located in the State of New York, the governments of other states and foreign countries might attempt to take action against the Company for violations of their laws. There can be no assurance that violations of such laws will not be alleged or charged by state or foreign governments and that such laws will not be modified, or new laws enacted, in the future. Any of the foregoing could have a material adverse effect on the Company's business, results of operations and financial condition.

Liability for Information Retrieved from or Transmitted over the Internet; Liability for Products Sold over the Internet

     Because materials may be downloaded by the online or Internet services operated or facilitated by the Company or the Internet access providers with which it has relationships and may be subsequently distributed to others, there is a potential that claims will be made against the Company for defamation, negligence, copyright or trademark infringement or other theories based on the nature and content of such materials. Such claims have been brought against online services in the past and, from time to time, the Company has received inquiries from third parties regarding such matters. Such claims could be material in the future. In addition, the increased attention focused upon liability issues and legislative proposals could materially impact the overall growth of Internet use.

     The Company could also be exposed to liability with respect to third-party information that may be accessible through the Company's Web site, or through content and materials that may be posted by members on their personal Web sites or on chat rooms or bulletin boards offered by the Company. Such claims might include, among others, that, by directly or indirectly providing hyperlink text links to Web sites operated by third parties or by providing hosting services for members' sites, the Company is liable for copyright or trademark infringement or other wrongful actions by such third parties through such Web sites. It is also possible that, if any third-party content information provided on the Company's Web site contains errors, third parties could make claims against the Company for losses incurred in reliance on such information.

     The Company offers e-mail service, which is provided by a third party. See "--Dependence on Third-Party Relationships." Such service may expose the Company to potential risk, such as liabilities or claims resulting from unsolicited e-mail ("spamming"), lost or misdirected messages, illegal or fraudulent use of e-mail or interruptions or delays in e-mail service.

     The Company also enters into agreements with commerce partners and sponsors under which the Company is entitled to receive a share of any revenue from the purchase of goods and services through direct links from the Company's Web site. Such arrangements may expose the Company to additional legal risks and uncertainties, including pursuant to regulation by local, state, federal and foreign authorities and potential liabilities to consumers of such products and services, even if the Company does not itself provide such products or services. There can be no assurance that any indemnification provided to the Company in its agreements with these parties, if available, will be adequate.

     Even to the extent such claims do not result in liability to the Company, the Company could incur significant costs in investigating and defending against such claims. The imposition on the Company of potential liability for information carried on or disseminated through its systems could require the Company to implement measures to reduce its exposure to such liability, which may require the expenditure of substantial resources and limit the attractiveness of the Company's services to members and users.

     The Company's general liability insurance may not cover all potential claims to which it is exposed or may not be adequate to indemnify the Company for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on the Company's business, results of operations and financial condition.

Risks Associated with International Operations and Expansions

     A part of the Company's strategy is to continue to develop theglobe.com community model in international markets. Approximately 25% to 30% of the Company's monthly traffic originates from abroad. There can be no assurance that the Internet or the Company's community model will become widely accepted for advertising and e-commerce in any international markets. In addition, the Company expects that the success of any additional foreign operations it initiates in the future will also be substantially dependent upon local partners. If revenues from international ventures are not adequate to cover the investments in such activities, the Company's business, results of operations and financial condition could be materially and adversely affected. The Company may experience difficulty in managing international operations as a result of difficulty in locating an effective foreign partner, competition, technical problems, local laws and regulations, distance and language and cultural differences, and there can be no assurance that the Company or its international partners will be able to successfully market and operate the Company's community model in foreign markets. The Company also believes that, in light of substantial anticipated competition, it will be necessary to move quickly into international markets in order to effectively obtain market share, and there can be no assurance that the Company will be able to do so. There are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, trade barriers, difficulties in staffing and managing foreign operations, fluctuations in currency exchange rates, longer payment cycles in general, problems in collecting accounts receivable, difficulty in enforcing contracts, political and economic instability, seasonal reductions in business activity in certain other parts of the world and potentially adverse tax consequences. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, results of operations and financial condition.

Control by Current Stockholders

     Michael S. Egan, the Chairman of the Company, beneficially owns or controls, directly or indirectly, 6,088,024 shares of Common Stock which in the aggregate represents approximately 49.9% of the Common Stock. Messrs. Krizelman and Paternot, collectively, beneficially own 14.9% of the Common Stock. Messrs. Egan, Krizelman, Paternot and Cespedes and Rosalie V. Arthur, a director of the Company, expect to enter into a stockholders' agreement (the "Stockholders' Agreement") pursuant to which Dancing Bear Investments, Inc., Mr. Egan or entities controlled by Mr. Egan and certain permitted transferees (collectively, the "Egan Group") will agree to vote for certain nominees of Messrs. Krizelman and Paternot or entities controlled by Messrs. Krizelman and Paternot and certain permitted transferees (the "Krizelman and Paternot Groups") to the Board of Directors and the Krizelman and Paternot Groups will agree to vote for the nominees of the Egan Group to the Board. Accordingly, the Egan Group together with the Krizelman and Paternot Groups will have the ability to control the outcome of all issues submitted to a vote of the stockholders of the Company requiring majority approval. The Stockholders' Agreement will also provide that the Egan Group, the Krizelman and Paternot Groups, Mr.
Cespedes and Ms. Arthur will be subject to certain "tag-along" and "drag-along" rights in connection with any private sale of securities of the Company. Voting control by the Egan Group and the Krizelman and Paternot Groups may discourage certain types of transactions involving an actual or potential change of control of the Company, including transactions in which the holders of Common Stock might receive a premium for their shares over prevailing market prices.

Impact of the Year 2000

     The Year 2000 issue is the potential for system and processing failures of date-related data and the result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

     The Company may be affected by Year 2000 issues related to non-compliant information technology ("IT") systems or non-IT systems operated by the Company or by third parties. The Company has substantially completed assessment of its internal and external (third-party) IT systems and non-IT systems. At this point in its assessment, the Company is not currently aware of any Year 2000 problems relating to systems operated by the Company or by third parties that would have a material effect on the Company's business, results of operations or financial condition, without taking into account the Company's efforts to avoid such problems. Based on its assessment to date, the Company does not anticipate that costs associated with remediating the Company's non-compliant IT systems or non-IT systems will be material, although there can be no assurance to such effect. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Impact of the Year 2000."

     To the extent that the Company's assessment is finalized without identifying any additional material non-compliant IT systems operated by the Company or by third parties, the most reasonably likely worst case Year 2000 scenario is the failure of one or more of the Company's vendors of hardware or software or one or more providers of non-IT systems to the Company to properly identify any Year 2000 compliance issues and remediate any such issues prior to December 31, 1999. The Company believes that the primary business risks, in the event of such failure, would include, but not be limited to, lost advertising revenues, increased operating costs, loss of customers or persons accessing the Company's Web site, or other business interruptions of a material nature, as well as claims of mismanagement, misrepresentation, or breach of contract, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

Impact of General Economic Conditions

     Time spent on the Internet by individuals, purchases of new computers and purchases of membership subscriptions to Internet sites are typically discretionary for consumers and may be particularly affected by adverse trends in the general economy. The success of the Company's operations depends to a significant extent upon a number of factors relating to discretionary consumer spending, including economic conditions (and perceptions of such conditions by consumers) affecting disposable consumer income such as employment, wages and salaries, business conditions, interest rates, availability of credit and taxation, for the economy as a whole and in regional and local markets where the Company operates. There can be no assurance that consumer spending will not be adversely affected by general economic conditions, which could negatively impact the Company's results of operations or financial condition. Any significant deterioration in general economic conditions or increases in interest rates may inhibit consumers' use of credit and cause a material adverse effect on the Company's revenues and profitability. In addition, the Company's business strategy relies on advertising by and agreements with other Internet companies. Any significant deterioration in general economic conditions that adversely affected these companies could also have a material adverse effect on the Company's business, results of operations and financial condition.

Possible Volatility of Stock Price

     The trading price of the Company's Common Stock has been volatile and may continue to be subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new products and services by the Company or its competitors, changes in financial estimates by securities analysts, the operating and stock price performance of other companies that investors may deem comparable to the Company and other events or factors. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the trading price of the Company's Common Stock, regardless of the Company's operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such company. Such litigation, if instituted, whether or not successful, could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business, results of operations and financial condition.

Shares Eligible for Future Sale; No Prior Trading Market; Registration Rights

     The Company currently has outstanding a total of 10,308,756 shares of Common Stock, and 826,950 and 584,021 shares of Common Stock subject to stock options granted under the Company's 1998 Stock Option Plan and 1995 Stock Option Plan, respectively. In addition, 2,023,009 shares of Common Stock are currently issuable upon exercise of outstanding warrants. Of the 5,628,884 shares of capital stock issued prior to the Company's initial public offering and not registered under the Securities Act, approximately 1,062,455 shares are not subject to the volume limitations of Rule 144 under the Securities Act and are currently eligible for sale in the public market without restriction. Holders of substantially all of the Company's Common Stock have been granted registration rights. However, pursuant to the terms of the agreements under which the registration rights were granted, such holders have agreed not to sell or otherwise transfer or dispose of any shares of Common Stock or other securities of the Company held by them without the consent of the Company for a period of up to 180 days after November 12, 1998. Additionally, the Company and members of the Company's management who are stockholders of the Company and certain other stockholders have agreed that, subject to certain exceptions, for a period of 180 days after November 12, 1998, without the prior written consent of Bear, Stearns & Co. Inc. (the lead managing underwriter for the Company's initial public offering), they will not, directly or indirectly, issue, sell, offer or agree to sell, grant any option for the sale, pledge, make any short sale, establish an open "put equivalent position" within the meaning of Rule 16a-1(h) under the Exchange Act, or otherwise dispose of any shares of Common Stock (or securities convertible into, exercisable for or exchangeable for Common Stock) of the Company. The Company has filed a registration statement on Form S-8 for the shares held pursuant to its option plans which makes those shares freely tradable upon exercise of such options.

     No information is currently available and no prediction can be made as to the timing or amount of future sales of such shares or the effect, if any, that future sales of shares, or the availability of shares for future sale, will have on the market price of the Common Stock prevailing from time to time. Sales of substantial amounts of Common Stock (including shares issuable upon the exercise of stock options), or the perception that such sales could occur, could materially adversely affect prevailing market prices for the Common Stock and the ability of the Company to raise equity capital in the future.

Antitakeover Effect of Certain Charter Provisions

     The Board of  Directors  has adopted a rights  agreement  (the "Rights
Agreement") that may have the effect of discouraging, delaying or preventing a change in control of the Company or unsolicited acquisition proposals. Further, certain provisions of the Company's Fourth Amended and Restated Certificate of Incorporation and By-Laws and of Delaware law could have the effect of delaying or preventing a change in control of the Company.

Absence of Dividends

     The Company does not anticipate paying any cash dividends in the foreseeable future.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

                                  PART II

                             OTHER INFORMATION

Item 1.  Legal Proceedings

     There are no material legal proceedings pending or, to the Company's knowledge, threatened against the Company.

Item 2.  Changes in Securities and Use of Proceeds

     (c) SALES OF UNREGISTERED SECURITIES. During the period from June 30, 1998 through September 30, 1998, the Company granted an aggregate of 822,650 options to purchase Common Stock to its officers, directors and employees pursuant to the Company's 1998 Stock Option Plan with a weighted average exercise price equal to $9 per share of Common Stock, with the exception of 87,500 options granted to one officer at $7.65. All of such option grants were made pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Rule 701 promulgated thereunder. As of December 22, 1998, the total number of shares of Common Stock subject to stock options granted under the Company's 1998 Stock Option Plan and 1995 Stock Option Plan were 826,950 and 584,021 shares, respectively.

     (d) USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES. On November 13, 1998, the Company completed an initial public offering of its Common Stock, $0.001 par value. The managing underwriters in the offering were Bear, Stearns & Co. Inc. and Volpe Brown Whelan & Co. (the "Underwriters"). The shares of Common Stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-59751) that was declared effective by the Securities and Exchange Commission on November 12, 1998. The offering commenced on November 13, 1998. All 3,100,000 shares of Common Stock registered under the Registration Statement were sold at a price of $9.00 per share. The Underwriters also exercised an overallotment option of 381,667 shares on November 13, 1998. All 381,667 overallotment shares were sold at a price of $9.00 per share. The aggregate price of the offering amount registered and sold was $31,335,003. In connection with the offering, the Company paid an aggregate of $2,018,450 in underwriting discounts and commissions to the Underwriters. In addition, the following table sets forth the other material expenses incurred in connection with the offering.

          Nasdaq National Market filing and listing fee     76,000
          Printing and engraving expenses                  265,000
          Legal fees and expenses                        1,090,000
          Accounting fees and expenses                     278,000
          Consulting fees and expenses                      78,000
          Roadshow and travel expenses                     192,000
          Transfer Agent and Registrar fees                  5,000
          Miscellaneous                                     16,000
                                                        ----------
          Total                                         $2,000,000
                                                        ----------

     After deducting the underwriting discounts and commissions and the offering expenses described above, the Company received net proceeds from the offering of approximately $27,316,553. The proceeds from the initial public offering will be used for investments in theglobe.com Web site, including enhancements to the Company's server and networking infrastructure and the functionality of its Web site and general corporate purposes, including working capital, expansion of its sales and marketing capabilities and brand-name promotions. The Company may also use a portion of such proceeds for acquisitions of complementary businesses, services and technology. None of the Company's net proceeds of the offering will be paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or an affiliate of the Company.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     As of July 15, 1998, in a Written Consent of the stockholders of the Company, a majority of the holders of the then outstanding shares of Common Stock of the Company (which majority included all of the holders of the Preferred Stock of the Company, voting on an as converted basis), approved the adoption of the 1998 Stock Option Plan.

     As of July 15, 1998, in a Written Consent of the stockholders of the Company, a majority of the holders of the then outstanding shares of Common Stock of the Company (which majority included the holders of the Preferred Stock of the Company, voting on an as converted basis), approved the Fourth Amended and Restated Certificate of Incorporation of the Company.

Item 5.  Other Information.

     None.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits

         Exhibit Number          Description
         11.1                    Computation of Loss Per Share
         27.1                    Financial Data Schedule

     (b) Reports on Form 8-K.

         None.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereto duly authorized.



                              theglobe.com, inc.

                              /s/ Francis T. Joyce
                              ------------------------------
                              Francis T. Joyce
                              Vice President, Chief Financial Officer
                              and Treasurer (Principal Financial and
                              Accounting Officer)

December 22, 1998