Form 10-K
period 1998-12-31
THEGLOBE COM INC
filed 1999-03-30
CIK 1066684

--------------------------------------------------------------------------

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                 ---------

                                 FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998   COMMISSION FILE NO.: 0-25053

                             THEGLOBE.COM, INC.
           (Exact name of registrant as specified in its charter)

                    DELAWARE                              14-1781422
        (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)            Identification Number)

              31 WEST 21ST STREET
               NEW YORK, NEW YORK                           10010
    (Address of principal executive offices)              (Zip Code)

                               (212) 886-0800
            (Registrant's telephone number, including area code)

      SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                  Common Stock, par value $.001 per share

                      Preferred Stock Purchase Rights


                             -----------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No
                                                  ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K [X].

Aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on March 1, 1999: $264,943,350.*

Common Stock outstanding at March 1, 1999: 10,661,327 shares.

                    DOCUMENTS INCORPORATED BY REFERENCE
                    -----------------------------------

     The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant's definitive proxy statement relating to the annual meeting of stockholders to be held in 1999, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

* Includes voting stock held by third parties which may be deemed to be beneficially owned by affiliates, but for which such affiliates have disclaimed beneficial ownership.

---------------------------------------------------------------------------






                             THEGLOBE.COM, INC.

                      1998 ANNUAL REPORT ON FORM 10-K

                             TABLE OF CONTENTS



PART I

Item 1.   Business........................................................1

Item 2.   Properties.....................................................14

Item 3.   Legal Proceedings..............................................15

Item 4.   Submission of Matters to a Vote of Security Holders............15


PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters............................................16

Item 6.   Selected Financial Data........................................17

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................18

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.....40

Item 8.   Financial Statements and Supplementary Data....................40

Item 9.   Changes in and Disagreements with Accountants and
          Accounting and Financial Disclosure............................57


PART III

Item 10.  Directors and Executive Officers of the Registrant.............58

Item 11.  Executive Compensation.........................................58

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.....................................................58

Item 13.  Certain Relationships and Related Transactions.................58



PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K.......................................................59


SIGNATURES...............................................................61




                                   PART I

ITEM 1.   BUSINESS

OVERVIEW

     theglobe.com is one of the world's leading online communities with nearly 2.5 million members in the United States and abroad. In December 1998, over 9.3 million unique users visited our web site. Our web site is a destination on the Internet where users are able to personalize their online experience by publishing their own content and interacting with others having similar interests. We facilitate this interaction by providing various free services, including home page building, discussion forums, chat rooms, e-mail and electronic commerce. Additionally, we provide our users with news, business information, real time stock quotes, weather, movie and music reviews, multi-player gaming and personals. By satisfying our users' personal and practical needs, we seek to become our users' online home.

     We generate revenues primarily by selling advertisements, sponsorship placements within our site, development fees and, to a lesser extent, from electronic commerce revenues and the sale of membership subscriptions for enhanced services. In the last three months of 1998, we had approximately 147 advertisers, including Coca Cola, Dunkin' Donuts, J. Crew, Polygram, Sony, 3Com and Visa. In February 1999, we acquired Azazz.com, an online retail store which sells a variety of name brand products directly to consumers. We began integrating Azazz into our site in February 1999 and expect to begin to generate additional revenues from electronic commerce in the second quarter of 1999.

     Since our founding, we have experienced strong growth. Over 9.3 million unique users visited our site in December 1998, according to ABC Interactive. Unique users are the actual number of users who access our site. Members are users who register with us and provide personal information to us. Approximately 40% of our monthly traffic originates from abroad, reflecting our site's international appeal.


THEGLOBE.COM

     Todd V. Krizelman and Stephan J. Paternot began our company to take advantage of the demand for online destinations that allow users to develop their own identities and establish relationships with users with similar interests. We organized our community in a hierarchy modeled after the real world. Our site has ten "Themes of Interest":

          o    Arts                     o    News
          o    Business                 o    Romance
          o    Entertainment            o    Sports
          o    Life                     o    Technology
          o    Metro                    o    Travel

     Themes of Interest are subdivided into 24 "Cities," which are further divided into 75 "Districts." Within each District, members have the ability to create or join "Interest Groups," our smallest form of community. As of December 31, 1998, there were over 325 Interest Groups. Any member may propose an Interest Group, but an Interest Group will not be activated on the site until it receives sufficient votes from other members. We do not limit the number of communities which our members can join and our members are free to leave an Interest Group at any time. Because of this, the communities are dynamic and evolve as member interests change. Members of a community elect community leaders to manage communities, highlight member content, communicate directly to constituents and organize events.

     Within Interest Groups, our members can access a collection of services to generate content, including chat, open forums and e-mail. Member-created content within Interest Groups satisfies users' desires for topic specific information, conversation and debate. Members vote and generate content for communities. We believe our member-created content helps us attract a large audience of users. As these users become familiar with our site, we believe that we have a greater ability to convert them into members.

     The unique community focus of our site offers us several advantages that include:

     o Member Loyalty. Because we provide a homepage for our members, members develop loyalty to our site and to the communities in which they participate. We believe that this translates into more frequent usage by members and longer stays at our site.

     o Member-Developed Content. Users develop the majority of the content on our site on a voluntary basis for the benefit of all of our users. As a result, we avoid some of the costs associated with content development.

     o Targeted Advertising. We allow advertisers to target their advertisements based on both demographic information and affinity group affiliations. Our volume of user traffic, frequency and average length of use also draw advertisers to our site. Our ability to reach users across a wide variety of interest areas has made our site attractive to technology companies and traditional consumer product and service companies. As of December 31, 1998, approximately 70% of our advertisers were branded consumer product and service companies.


OUR BUSINESS STRATEGY

     Our goal is to be the leading online community site. We seek to attain this goal through the following key strategies:

     Improve User Experience. We will continue efforts to improve user experience on our site by:

          o    launching new services to enhance our community;

          o personalizing our site to the preferences of individual members;

          o simplifying user interfaces and otherwise improving the ease of use;

          o    improving customer support;

          o developing loyalty programs to reward members for increased usage;

          o expanding the suite of personal publishing/web site building tools; and

          o creating additional opportunities for participating in existing affinity groups and expanding the number of affinity groups.

     Develop Brand Identity and Awareness. We intend to expand our presence as a mass market site by building brand awareness. We plan to continue to allocate a significant portion of our resources to develop our brand in the same fashion as traditional consumer product and service companies. We believe that establishing brand awareness among consumers is instrumental in attracting new members to our site. It may also attract media buyers who tend to favor well-known and trusted companies.

     Further Develop Electronic Commerce. We intend to increase our electronic commerce revenues by (1) selling select products directly to consumers through the integration of Azazz into our web site and (2) indirectly selling products to consumers through increasing the number of electronic commerce partners who establish virtual storefronts in theglobe.com Marketplace.

     We plan to re-launch our Marketplace area in the second quarter of 1999. We believe that integrating Azazz with our existing electronic commerce business should enhance our users' overall shopping experience. The acquisition enables us to directly offer a broad array of products, attractive prices and premium customer service. In particular, we will differentiate ourselves from competitors by offering Azazz's "personal shopper" application which enables customers to communicate directly with a live customer service representative during each step of the online shopping process.

     Acquisition, Joint Venture and Alliance Strategy. We review acquisition candidates and joint ventures in the ordinary course of business, some of which may be material. We are currently in negotiations with third parties for various transactions. These transactions may or may not be consummated. Our focus is to seek transactions that would complement our existing business, increase our traffic, augment the distribution of our community, enhance our technological capabilities or increase our electronic commerce revenues.

     Expand Globally. We believe that significant opportunities exist to capitalize on the growth of the Internet internationally. We are pursuing strategic relationships with international companies to exploit cross-marketing, co-branding and promotional opportunities. We believe that users outside of the United States generate approximately 40% of our traffic. Users outside of the United States are able to communicate and publish on our site in their own languages. We have also received prominent press coverage in Europe, Asia and Australia.

     Enhance Membership Services. We offer additional Internet services, including increased storage space for building home pages, through our gold and platinum membership programs. To attract a wider subscriber base, we intend to develop new membership programs offering premium content, shopping clubs and entertainment services.


OUR PRODUCTS AND SERVICES

     We provide users with the following products and services:

     Free Services. We provide a range of free services to our members including:

          o    business and technology news,

          o    real-time stock quotes and portfolio services,

          o    "my globe" personalized home pages,

          o    classified listings,

          o a marketplace where members can purchase a variety of products and services,

          o    home page building,

          o    discussion forums,

          o    chat rooms and

          o    e-mail.

     By satisfying our users' personal and practical needs, we seek to become our users' online home. Our primary revenue source is the sale of advertising, with additional revenues generated through electronic commerce and the sale of membership subscriptions for enhanced services. We derive electronic commerce revenues in theglobe.com Marketplace through merchandise sales by partners, and, beginning in the second quarter of 1999, from direct merchandise sales. We believe that the addition of Azzaz's broad array of products, attractive prices and premium customer service to our Marketplace will significantly enhance the shopping experience for our millions of monthly users.

     Premier Partners. We have relationships with premier partners who pay a fixed monthly fee, generally from $5,000 to $100,000 per month, and often a percentage of sales, to receive prominent placement in our Marketplace and on our site. Premier partner agreements typically run for a period of six months to three years. In some instances, premier partners pay us a share of the sales over a particular threshold amount from users directed to them from our site. Premier partners include:

     o Lowestfare.com. Lowestfare.com offers discounted airline, car and hotel reservations, vacation packages and cruises. Lowestfare.com has entered into a three-year agreement with us to be our exclusive provider of travel-related services. They also provide us with content, including weather, mapping, destination information and voice response e-mail. We provide Lowestfare.com with advertising and Marketplace exposure.

     o Republic Industries. Republic Industries owns the largest chain of new vehicle dealerships in the United States and operates a chain of used car megastores under the AutoNation USA brand name. We provide AutoNation preferred placement in our auto category under a three-year agreement.

     o Cyberian Outpost. Cyberian Outpost sells computer hardware, software and accessories directly to consumers online. We have entered into a six month arrangement with Cyberian Outpost to be our exclusive online computer hardware retailer.

     o RSL Communications. We have a one-year arrangement with RSL for Internet telephony services.

     Member Subscriptions. We offer additional Internet services through our Gold and Platinum membership packages. For example, these packages provide additional storage space and the ability to host limited commercial activity. The subscriptions cost $4.95 or $9.95 monthly, depending on the level of service.


CORPORATE ALLIANCES AND RELATIONSHIPS

     We have a number of relationships with partners and content providers to provide our users with a full suite of web services. These arrangements provide us with a cost-effective method for increasing our services without incurring significant capital expenditures. Examples include:

     o Business and Finance. By providing free real-time stock quotes, stock screening analysis and portfolio tools from the Thomson Financial Network and stock market editorial analysis and daily articles from CBS MarketWatch, we are able to assist our users in planning and tracking their investment decisions.

     o Entertainment. Through entertainment news and gossip from E! Online and music reviews and commentary from SonicNet, we offer our users multiple viewpoints on the latest events in the entertainment industry.

     o Online Calendar and Address Book. We license Visto's Briefcase application for use on our site which permits our users to manage all of their appointments and contact information through our site.

     o Other Key Services. We provide sports highlights and scores from Fox Sports, employment, real estate and automobile classified listings from Classified Warehouse and weather forecasts from AccuWeather.


ADVERTISING CUSTOMERS

     With over 9.3 million unique users as of December 1998, and nearly 2.5 million members in the United States and abroad, we have attracted mass market consumer product companies as well as technology-related businesses to advertise on our site. We believe that our community site is well positioned to capture a portion of the growing number of consumer product and service companies advertising online.

     Our advertising clients enter into short term agreements, which typically last one to three months. Our clients generally receive a guaranteed number of impressions for a fixed fee. In 1998, no single advertiser accounted for more than 10% of total revenues and approximately 70% of our advertisers were repeat customers. In the last three months of 1998, approximately 147 advertising clients advertised on our site. Some of our advertising clients include:

          American Express    Hilton              Lee Jeans       Polygram
          AT&T                Intel               Levi's          Sony
          BellSouth           J. Crew             Microsoft       3Com
          Coca Cola           Kellogg's Brands    Office Depot    USWest
          Dunkin' Donuts      Kodak               Pepsi           Visa



ADVERTISING SALES AND DESIGN

     We seek to distinguish ourselves from our competition by creating unique advertising and sponsorship opportunities designed to build brand loyalty for our corporate sponsors by seamlessly integrating their advertising messages into our content. We can deliver advertising to specific targets within our site's themed content areas, allowing advertisers to single out and effectively deliver their messages to their respective target audiences. For example, a company can target an advertisement solely to males or females over 24 years of age coming to our Business Theme area from Latin America. We believe that sophisticated targeting is a critical element for capturing worldwide advertising budgets for the Internet. Additionally, we intend to expand the amount and type of demographic information we collect from our members, which will allow us to offer more specific data to our advertising clients.

     While our competition generally provides banner advertising as its primary advertising option, we offer an assortment of advertising options for our clients. We work with our advertising customers to meet their needs. We offer advertisers:

     o    Banner advertising            o    Sweepstakes

     o    Button advertising            o    Content development

     o    Text links                    o    Affinity packages for
                                             advertising partners

     o    Pop-up advertisements         o    Direct marketing and lead
                                             generation, if users have
                                             opted in to these programs

     o    Log out links to full page    o    Market research for
          advertisements                     advertising campaigns

     o    Various sponsorship programs

     We have an internal sales organization of approximately 25 professionals. These professionals focus on both selling advertisements on our web site and developing long-term strategic relationships with clients. A significant portion of our sales personnel's income is commission based. We have sales offices in New York City, Chicago and San Francisco and intend to open additional sales offices in selected markets around the world.


MARKETING AND PROMOTIONS

     In 1998, we committed approximately $7.3 million to advertising in traditional offline media and in online media. In March 1998, we launched our advertising campaign through television, print, billboards, buses, telephone kiosks, online media, and other marketing efforts. These efforts were aimed at:

     o    generating additional traffic to our site,

     o building and defining a desirable online destination in the minds of present and potential online consumers, and

     o creating a strong and viable brand within the Internet and advertising industries.

We intend to continue to commit a significant part of our budget to marketing our brand.


TECHNOLOGY

     Our strategy is to operate our business through the application of existing technologies. The various features of our online environment are implemented using a combination of off-the-shelf and proprietary software components. Whenever possible, we favor licensing and integrating "best-of-breed" technology from industry leaders, including Oracle, Sun Microsystems and Microsoft. We believe that this component approach is more manageable, reliable and scalable than single-source solutions. In addition, our emphasis on commercial components accelerates our development time. We believe that this is an advantage in our rapidly evolving market.

     In addition to being scalable, our system has many redundancies, which benefit us if part of our system is down. Our servers are connected to the Internet through a combination of links provided through three separate carriers, AppliedTheory, UUNET and AT&T. This approach to connectivity allows us to continue operations in the event of a failure in any carrier. We plan to continue to upgrade our systems as necessary for our business plan. Our system allows us to roll out upgrades incrementally on an as-needed basis.

     To efficiently manage our system, we have developed highly automated methods of monitoring the performance of each system component. If any subsystem fails, the failed subsystem is taken out of service and requests are distributed among the remaining operational systems. We have also developed tools to perform routine management tasks such as log processing and content updates in an automated, remote-controlled fashion. We believe that our investment in automation lessens the need for the additional personnel that would otherwise be required to support the system as it grows.

     In the fourth quarter of 1998, we relocated our data processing systems and servers to the New York Teleport in Staten Island, New York under a three year lease with Telehouse International Corporation. The New York Teleport facility provides security, electricity and premises for our systems. More than 90% of our web site traffic is handled through this facility. The facility has four independent battery-operated power supplies, as well as four independent diesel generators designed to provide power to these systems within seconds of a power surge. If required, the diesel generators can supply the data center's power for several days. Telehouse International Corporation does not guarantee that our Internet access will be uninterrupted, error-free or secure.

     We maintain additional server equipment at Exodus Communications, Inc.'s facility in Seattle, Washington. Exodus provides and manages power, environmentals and connectivity to the Internet through multiple links on a 24 hour-a-day, seven days per week basis. Exodus does not guarantee that our Internet access will be uninterrupted, error-free or secure.


COMPETITION

     The market for members, users and Internet advertising among web sites is new and rapidly evolving. We expect the intense competition for members, users and advertisers, as well as competition in the electronic commerce market, to increase significantly. Barriers to entry are relatively insubstantial and we face competitive pressures from many additional companies both in the United States and abroad. See "Risk Factors - Competition for members, users and advertisers, as well as competition in the electronic commerce market, is intense and is expected to increase significantly."

     All types of web sites compete for users. Competitor web sites include community sites, as well as "gateway" or "portal" sites and various other types of web sites. We believe that the principal competitive factors in attracting users to a site are:

     o    functionality of the web site,

     o    brand recognition,

     o    member affinity and loyalty,

     o    broad demographic focus,

     o    open access for visitors,

     o critical mass of users, particularly for community-type sites, and

     o    services for users.


     We compete for users, advertisers and electronic commerce customers with:

     o other online community web sites, such as GeoCities, which has agreed to be acquired by Yahoo!, Tripod and AngelFire, subsidiaries of Lycos, and Xoom.com,

     o search engines and other Internet "portal" companies, such as Excite, InfoSeek, Lycos and Yahoo!,

     o    online content web sites, such as CNET, ESPN.com and ZDNet.com,

     o publishers and distributors of television, radio and print, such as CBS, NBC and CNN/Time Warner,

     o general purpose consumer online services, such as America Online and Microsoft Network,

     o web sites maintained by Internet service providers, such as AT&T WorldNet, EarthLink and MindSpring, and

     o electronic commerce web sites, such as Amazon.com, Etoys and CDNow.


     Many of our existing competitors, as well as a number of potential new competitors, have the following advantages:

     o    longer operating histories in the Internet market;

     o    greater name recognition;

     o    larger customer bases; and

     o significantly greater financial, technical, and marketing resources.

In addition, providers of Internet tools and services, including community-type sites, may be acquired by, receive investments from, or enter into other commercial relationships with larger, well-established and well-financed companies, such as Microsoft and America Online. For example, Excite has agreed to be acquired by @Home, America Online acquired Netscape and Lycos announced a transaction with USA Network and Ticketmaster Citysearch Online. In addition, there has been other significant consolidation in the industry. This consolidation may continue in the future. We could face increased competition in the future from traditional media companies, including cable, newspaper, magazine, television and radio companies. A number of these large traditional media companies, including Disney, CBS and NBC, have been active in Internet related activities.

     Many of our competitors, including other community sites, have announced that they are contemplating developing Internet navigation services and are attempting to become "gateway" or "portal" sites through which users may enter the web. In the event these companies develop successful "portal" sites, we could lose a substantial portion of our user traffic. Furthermore, many non-community sites are seeking to develop community aspects in their sites. Web browsers offered by Netscape and Microsoft also increasingly incorporate prominent search buttons that direct traffic to competing services. These features could make it more difficult for Internet users to find and use our product and services. In the future, Netscape, Microsoft and other browser suppliers may also more tightly integrate products and services similar to ours into their browsers or their browsers' pre-set home page. Additionally, entities that sponsor or maintain high-traffic web sites or that provide an initial point of entry for Internet viewers, such as the Regional Bell Operating Companies, cable companies or Internet Service Providers, such as Microsoft and America Online, offer and can be expected to consider further development, acquisition or licensing of Internet search and navigation functions that compete with us. These competitors could also take actions that make it more difficult for viewers to find and use our products and services.

     We believe that the number of Internet companies relying on Internet-based advertising revenue, as well as the number of advertisers on the Internet and the number of users, will increase substantially in the future. We believe that the principal competitive factors in attracting advertisers include the following:

     o    amount of traffic on a web site,

     o    brand recognition,

     o    customer service,

     o    the demographics of members and users of a web site,

     o    the ability to offer targeted audiences, and

     o    the overall cost effectiveness of the advertising medium offered.

     In addition, many of our current advertising customers and strategic partners have established collaborative relationships with some of our existing and potential competitors. Accordingly, we will likely face increased competition. We also compete with traditional advertising media, including television, radio, cable and print for a share of advertisers' total advertising budgets. This will result in increased pricing pressures on our advertising rates, which could have a material adverse effect on us. See "Risk Factors--We rely substantially on advertising revenues."

     Additionally, the electronic commerce market is new and rapidly evolving, and we expect the intense competition among electronic commerce merchants to increase significantly. We generate substantially all of our electronic commerce revenues from our electronic commerce partners in our Marketplace. In the future, we expect to generate electronic commerce revenues through our Azazz acquisition. Because the Internet allows consumers to easily compare prices of similar products or services on competing web sites and there are low barriers to entry for potential competitors, gross margins for electronic commerce transactions may narrow further in the future. Competition among Internet retailers or among our electronic commerce partners may have a material adverse effect on our ability to generate revenues through electronic commerce transactions or from these electronic commerce partners.


INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     We regard substantial elements of our site and underlying technology as proprietary. We attempt to protect them by relying on intellectual property laws. We also generally enter into confidentiality agreements with our employees and consultants and in connection with our license agreements with third parties. We also seek to control access to and distribution of our technology, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar technology independently.

     We pursue the registration of our trademarks in the United States and internationally. Our efforts include:

     o    the registration of a United States trademark for the globe,

     o the filing of United States trademark applications for theglobe.com, theglobe.com logo, TGLO, A Whole New Life Awaits You, globeDirect and globeStores,

     o the submission of trademark applications for theglobe.com logo in Australia, Brazil, Canada, China, the European Union, Hong Kong, Israel, Japan, New Zealand, Norway, Russian Federation,
          Singapore, South Africa, Switzerland and Taiwan, and

     o the submission of trademark applications for A Whole New Life Awaits You in the European Union and Switzerland.

Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are distributed or made available through the Internet. Policing unauthorized use of our proprietary information is difficult. See "Risk Factors--We rely on intellectual property and proprietary rights."


GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

     We are subject to laws and regulations that are applicable to various Internet activities. There are many legislative and regulatory proposals under consideration by federal, state, local and foreign governments and agencies, including matters relating to:

     o    online content,

     o    Internet privacy,

     o    Internet taxation,

     o    access charges,

     o liability for information retrieved from or transmitted over the Internet,

     o    domain names, and

     o    jurisdiction.

New regulations may increase our costs of compliance and doing business, decrease the growth in Internet use and decrease the demand for our services or otherwise have a material adverse effect on our business.

     Online Content. Online content restrictions cover many areas, including indecent or obscene content and gambling. Several federal and state statutes prohibit the transmission of indecent or obscene information and content, including sexually explicit information and content. The constitutionality of some of these statues is unclear at this time. For example, in 1997 the Supreme Court of the United States held that selected parts of the federal Communications Decency Act of 1996 governing indecent and patently offensive content were unconstitutional. Many other provisions of the Communications Decency Act, including those relating to obscenity, however, remain in effect. Prior to the Supreme Court's decision, a federal district court in New York held that some provisions of the New York penal law modeled on the Communications Decency Act violated the Constitution. A companion provision of that law, however, was subsequently upheld. Since the Supreme Court's decision, a federal district court in New Mexico held that a provision of the New Mexico penal law purporting to make it unlawful to disseminate over the Internet information that is harmful to minors violated the Constitution.

     The Child Online Protection Act became effective on November 20, 1998. It requires web sites engaged in the business of the commercial distribution of material that is deemed to be obscene or harmful to minors to restrict minors' access to this material. However, the Child Online Protection Act exempts from liability telecommunications carriers, Internet service providers and companies involved in the transmission, storage, retrieval, hosting, formatting or translation of third-party communications where these companies do not select or alter the third-party material. On February 1, 1999, a federal district court in Pennsylvania entered a preliminary injunction preventing enforcement of the harmful-to-minors portion of the act. The provisions of the act relating to obscenity, however, remain in effect. We cannot predict the ultimate outcome or effect of this litigation or the effect that the Child Online Protection Act may have on our business.

     The U.S. Department of Justice and some state Attorneys General have intensified their efforts in taking action against businesses that operate Internet gambling activities. In the last Congress, the Senate passed the Internet Gambling Prohibition Act, which, if enacted, would have prohibited placing or receiving a bet via the Internet in any state. A similar bill has been introduced in the current Congress. We cannot predict whether similar legislation will be enacted in the current Congress. Even in the absence of new legislation directed specifically at Internet-based gambling, existing federal and state statutes generally criminalize these activities. During 1998, online gambling advertisers accounted for under ten percent of our advertising revenues. The enactment of any legislation in the United States or abroad that limits or prevents businesses from operating online gambling would likely have an adverse effect on our advertising revenue.

     Some states, including New York and California, have enacted laws or adopted regulations that expressly or as a matter of judicial interpretation apply various consumer fraud and false advertising requirements to parties who conduct business over the Internet. The constitutionality and the enforceability of some of these statutes is unclear at this time. For example, in 1997, a federal district court held that a Georgia criminal statute violated the Constitution when it prohibited Internet transmissions that falsely identify the sender or use trade names or logos that would falsely state or imply that the sender was legally authorized to use them.

     Internet Privacy. In October 1998, the Children's Online Privacy Protection Act was signed into law, which directs the FTC to develop regulations for the collection of data from children by commercial web site operators. Separately, the Federal Trade Commission Act prohibits unfair and deceptive practices in and affecting commerce. The FTC Act authorizes the FTC to seek injunctive and other relief for violations of the FTC Act, and provides a basis for government enforcement of fair information practices. For instance, failure to comply with a stated privacy policy may constitute a deceptive practice in some circumstances and the FTC would have authority to pursue the remedies available under the Act for any violations. Furthermore, in some circumstances, information practices may be inherently deceptive or unfair, regardless of whether the entity has publicly adopted any privacy policies.

     Some industry groups have proposed, or are in the process of proposing, various voluntary standards regarding the treatment of data collected over the Internet. In order to improve user and member confidence in our privacy policies, we may incur expenses in obtaining the endorsement of industry groups or in altering our current policies to comply with these standards. We cannot assure you that the adoption of voluntary standards will preclude any legislative or administrative body from taking governmental action regarding Internet privacy.

     In June 1998, the FTC released a report analyzing the effectiveness of self-regulation as a means of protecting consumer privacy on the Internet. The report concluded that industry self-regulation had not been adequate. The report listed four core information practices that the FTC believes must be part of any privacy protection effort: notice, choice, access and security. The FTC has indicated that in the absence of effective self-regulation, it may support federal legislation to address consumer privacy concerns. We cannot assure you that the FTC's actions in this area will not adversely affect our ability to collect demographic and personal information from members, which could have an adverse affect on our ability to attract advertisers. This could have a material adverse effect on us.

     The FTC has begun investigations into the privacy practices of companies that collect information on the Internet. For example, on August 13, 1998, the FTC announced that it had entered into a proposed consent order with one of our competitors. In its complaint, the FTC alleged that this competitor engaged in three deceptive practices. First, the FTC alleged that the company falsely represented that the personal identifying information it collects through its membership application form is used only to provide members the specific offers and products or services they request. Second, the FTC alleged that the competitor falsely represented that the "optional information" it collects through the application form is not disclosed to third parties without the member's permission. Third, the FTC alleged that the competitor had falsely represented that it collected and maintained the information provided by children who joined various neighborhoods on its site, when in fact the undisclosed third parties actually collected and maintained the information. Without admitting that these allegations are correct, the competitor agreed in a consent order made final by the FTC on February 12, 1999, among other things, to post a clear and prominent privacy statement on its home page and each location where information is collected, disclosing the information collected, the purpose to which the information would be used, the persons to whom the information would be released, and the methods by which subscribers could access and remove the information. The competitor also agreed to obtain express parental consent before collecting information from children 12 and under and to notify individuals from whom it previously collected personal information and offer them the opportunity to have that information deleted. Finally, the competitor agreed to post, for five years, a clear and prominent hyperlink within its privacy statement directing visitors to the FTC's site to view educational material on privacy. The final order also contained an additional provision added during the public comment period, permitting the competitor to collect or use personal information from children to the extent permitted by the Children's Online Privacy Protection Act or by regulations or guides issued under that act.

     We are continuing to review our practices in light of the recent FTC activity and the enactment of the Children's Online Privacy Protection Act. However, we cannot predict the exact form of the regulations that the FTC may adopt. Accordingly, we cannot assure you that our current practices will comply with the regulatory scheme which the FTC ultimately adopts or that we will not have to make significant changes to comply with such laws.

     We include statements about user privacy in our user agreement with new members. The current user agreement states that our members should not have an expectation of privacy in their accounts and that the government or third parties may force us to disclose member e-mail under some circumstances, or that third parties may unlawfully intercept private communications. Additionally, the user agreement states that we may make our database of user information available to other parties for promotions of and solicitations for their goods or services. In the user agreement, each member expressly consents to disclosure of personally identifiable information. We also inform each member that he or she has the ability to remove their personal information or update selected personal information from the information made available to third parties.

     Regardless of the user agreement, we could be required under several privacy statutes and regulations, including the Electronic Communications Privacy Act of 1986, to disclose information about users in a variety of contexts including pursuant to a subpoena or court order.

     At the international level, the European Union adopted a directive that requires EU member countries to impose restrictions on the collection and use of personal data, effective October 25, 1998. Among other provisions, the directive generally requires member countries to prevent the transfer of personally-identifiable data to countries that do not offer equivalent privacy protections. At present, the EU has indicated that the United States does not provide protections equivalent to that of the directive. The directive could, among other things, affect United States companies that collect information over the Internet from individuals in EU member countries, and may impose restrictions that are more stringent than current Internet privacy standards in the United States. In response to the directive, on November 4, 1998, the U.S. Department of Commerce published for comment a set of safe harbor principles regarding privacy protection for personally identifiable data. The Commerce Department proposed that organizations that come within the safe harbor would be presumed to maintain an adequate level of privacy protection and could continue to receive personal data transfers from EU member countries. The draft safe harbor provides for:

     o notice regarding the organization's intended use of personal data,

     o the opportunity for an individual to choose how the organization or a third party will use personal information,

     o requirements regarding the security and integrity of personal data and access by an individual to data regarding that individual, and

     o mechanisms for ensuring an organization's compliance with the privacy principles.

The Commerce Department and the EU are engaged in ongoing discussions about the application of the directive to United States companies. The Commerce Department has indicated that it hopes to complete an agreement with the EU by June 21, 1999. We cannot assure you that this directive will not materially adversely affect our business.

     Any additional legislation or regulations relating to consumer privacy or the application or interpretation of existing laws and regulations could affect the way in which we are allowed to conduct our business, especially those aspects that contemplate the collection or use of our members' personal information.

     Internet Taxation. Governments at the federal, state and local level, and some foreign governments, have made a number of proposals that would impose additional taxes on the sale of goods and services and various other Internet activities. In 1998, the federal Internet Tax Freedom Act was signed into law, placing a three-year moratorium on state and local taxes on Internet access and on multiple or discriminatory taxes on electronic commerce. However, this moratorium exempts existing state or local laws. The statute also creates a commission to study several Internet taxation issues. We cannot assure you that future laws imposing taxes or other regulations on Internet commerce would not substantially impair the growth of Internet commerce and as a result materially adversely affect our business.

     The Clinton Administration has stated that the United States will advocate in the World Trade Organization and other appropriate international organizations that the Internet be declared a tariff-free environment whenever it is used to deliver products and services. In addition, the Clinton Administration has stated that the government should impose no new taxes on Internet commerce, but rather that taxation should be consistent with established principles of international taxation, should avoid inconsistent national tax jurisdictions and double taxation and should be simple to administer and easy to understand. However, we cannot assure you that foreign countries will not seek to tax Internet transactions.

     Access Charges. Several telecommunications carriers are supporting regulation of the Internet by the FCC in the same manner that the FCC regulates other telecommunications services. These carriers have alleged that the growing popularity and use of the Internet has burdened the existing telecommunications infrastructure, resulting in interruptions in phone service. Incumbent local exchange telephone carriers have in the past petitioned the FCC to regulate Internet service providers in a manner similar to long-distance telephone carriers and to impose interstate access charges on Internet service providers. In May 1997, however, the FCC confirmed that Internet service providers will continue to be exempt from interstate access charges. In August 1998, the Eighth Circuit Court of Appeals upheld the FCC's authority to maintain the exemption. On February 25, 1999, the FCC adopted an order concerning payment by incumbent local exchange carriers of reciprocal compensation for dial-up calls to Internet service providers that obtain their local telephone service from competitive local exchange carriers. The FCC found that Internet traffic is largely interstate, and therefore subject to the FCC's jurisdiction, because end user calls to Internet service providers do not terminate at the Internet service providers' servers, but continue to Internet locations that often are outside the state or country in which the call originates. Although the FCC stated that the order does not require Internet service providers to pay access charges for calls placed through their services, the order does provide further support for a possible, ultimate finding that access charges must be paid for at least some categories of Internet services, such as Internet-based voice telephony. If the FCC were to withdraw the exemption or take other action responding to telecommunications carrier concerns, the costs of communicating through the Internet could increase substantially, potentially slowing the growth in Internet use. This could decrease demand for our services or increase our cost of doing business.

     Liability for Information Retrieved from or Transmitted over the Internet. Materials may be downloaded and publicly distributed over the Internet by the Internet services operated or facilitated by us or by the Internet access providers with which we have relationships. These third-party activities could result in potential claims against us for defamation, negligence, copyright or trademark infringement or other claims based on the nature and content of these materials. The Communications Decency Act of 1996 provides that no provider or user of an interactive computer service shall be treated as the publisher or speaker of any information provided by another information content provider.

     Future legislation or regulations or court decisions may hold us liable for listings accessible through our web site, for content and materials posted by members on their respective personal web pages, for hyperlinks from or to the personal web pages of members, or through content and materials posted in our chat rooms or bulletin boards. Liability might arise from claims alleging that, by directly or indirectly providing hyperlinks to web sites operated by third parties or by providing hosting services for members' sites, we are liable for copyright or trademark infringement or other wrongful actions by these third parties. If any material on our web site contains informational errors, someone might sue us for losses incurred in reliance on the erroneous information. We attempt to reduce our exposure to potential liability through, among other things, provisions in member agreements, user policies, insurance and disclaimers. However, the enforceability and effectiveness of these measures are uncertain.

     In October 1998, the Digital Millennium Copyright Act, whose Title II contains the Internet Copyright Infringement Liability Clarification Act, was signed into law. This statute provides that, under some circumstances, a service provider would not be liable for any monetary relief, and would be subject to limited injunctive relief, for claims of infringement, based on copyright materials transmitted by users over its digital communications network or stored on its systems or under the control of or connected to its systems. This statute also provides that, under some circumstances, a service provider would not be liable for any claim if the service provider acted in good faith to remove access to the infringing material. With respect to infringement caused by storing material on a system or network, in order to benefit from the protections of the act, a service provider must appoint a designated agent to receive notifications of claimed infringement and must provide information about that agent to the U.S. Copyright Office and to the public in a publicly accessible place on the service. We have appointed a designated agent, have provided that information to the Copyright Office, and made it available to the public on our site.

     A third party provides our e-mail service. This relationship exposes us to potential claims, including claims resulting from unsolicited e-mail or "spamming," lost or misdirected messages, illegal or fraudulent use of e-mail or interruptions or delays in e-mail service. Some states have adopted laws that address spamming. Other states, including New York, are considering, or have considered, similar legislation. For example, California has adopted a law permitting electronic mail service providers to sue parties who initiate unsolicited commercial messages in violation of its e-mail policy, if the initiator has notice of that policy. California also requires unsolicited e-mail advertisements to include opt-out instructions with a toll-free telephone number or a valid return address in the e-mail and requires senders of unsolicited e-mail advertisements to honor opt-out requests. California also imposes criminal penalties on parties who knowingly use Internet domain name of another party to send one or more messages where such messages damage or cause damage to a computer, computer system, or computer network. Similarly, the Virginia legislature has passed, and the governor is considering signing a bill that, if adopted, would make it a crime to send unsolicited bulk e-mail containing false message headers or to sell software designed to do so and would impose civil penalties for injuries caused by unsolicited bulk e-mail. Washington has adopted a law that allows recipients of unsolicited e-mail containing false headers and misleading subject lines to bring lawsuits seeking damages of up to $500.00 for unsolicited commercial e-mail messages. Potential liability for information disseminated through our systems could lead us to implement measures to reduce our exposure to liability. This could require the expenditure of substantial resources and limit the attractiveness of our services. We attempt to reduce our exposure to potential liability through, among other things, provisions in member agreements, user policies and disclaimers. However, the enforceability and effectiveness of these measures are uncertain.

     We sell products directly to consumers and we also enter into agreements with commerce partners and sponsors under which we are entitled to receive a share of the revenue from the purchase of goods and services through direct links from our site. These arrangements may expose us to additional legal risks, including potential liabilities to consumers by virtue of our involvement in providing access to these products or services, even if we do not ourselves provide these products or services. Our agreements with these parties often provide that these parties will indemnify us against liabilities. However, we cannot assure you that this indemnification will be enforceable or adequate. Although we carry general liability insurance, our insurance may not cover all potential claims or liabilities to which we are exposed. Any imposition of liability that is not covered by insurance could have a material adverse effect on our business.

     The increased attention on liability issues relating to information retrieved or transmitted over the Internet and legislative and administrative proposals in this area could decrease the growth of Internet use. This could decrease the demand for our services. We may also incur significant costs in investigating and defending against these claims.

     Domain Names. Domain names are the user's Internet addresses. Domain names have been the subject of significant trademark litigation in the United States. We have registered the domain names "theglobe.com," "shop.theglobe.com," "tglo.com" and "azazz.com." We cannot assure you that third parties will not bring claims for infringement against us for the use of these names. Moreover, because domain names derive value from the individual's ability to remember the names, we cannot assure you that our domain names will not lose their value if, for example, users begin to rely on mechanisms other than domain names to access online resources.

     The current system for registering, allocating and managing domain names has been the subject of litigation and proposed regulatory reform. We cannot assure you that our domain names will not lose their value, or that we will not have to obtain entirely new domain names in addition to or in place of our current domain names.

     Jurisdiction. Our facilities are located primarily in New York. However, due to the global reach of the Internet it is possible that the governments of other states and foreign countries might attempt to regulate Internet activity and our transmissions. They may take action against us for violations of their laws. We cannot assure you that violations of these laws will not be alleged or charged by state or foreign governments and that these laws will not be modified, or new laws enacted, in the future. Any actions of this type could have a material adverse effect on our business.


EMPLOYEES

     As of December 31, 1998, we had approximately 120 full-time employees, including approximately 25 in sales and marketing, 55 in production, 30 in finance and administration and 10 in technology. Our future success depends, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel. Competition for these persons is intense. From time to time, we also employ independent contractors to support our research and development, marketing, sales and support and administrative organizations. Our employees are not represented by any collective bargaining unit and we have never experienced a work stoppage. We believe that our relations with our employees are good.

ITEM 2.   PROPERTIES

     Our headquarters are located in a leased facility in New York City and consist of approximately 20,000 square feet of office space, a majority of which is under a lease with approximately six months remaining. Our principal web server equipment and operations are maintained by our personnel at the New York Teleport facility in Staten Island, New York under a Data Center Space Lease with Telehouse International Corporation of America for 2,800 square feet of commercial space for a term of three years. Additional web server equipment relating to our electronic commerce business is located with and maintained by Exodus Communications, Inc. in Seattle, Washington. We have also entered into two six-month leases for a total of 3,943 square feet of office space in New York City. We intend to relocate our headquarters in the second quarter of 1999 to a larger facility and have entered into a fifteen-year lease for approximately 47,000 square feet of commercial space in New York City for this purpose. We lease approximately 1,200 square feet of office space in San Francisco for our West Coast sales office. In connection with our acquisition of Azazz, we assumed a month-to-month lease for approximately 4,000 square feet of office space in Kirkland, Washington. We believe that additional commercial space will be available for lease at market rates.

ITEM 3.   LEGAL PROCEEDINGS

     From time to time we are named in claims arising in the ordinary course of business. Currently, no legal proceedings or claims are pending against or involve us that, in the opinion of management, could reasonably be expected to have a material adverse effect on us.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted for a vote of our stockholders during the fourth quarter of the year ended December 31, 1998.




                                  PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS


MARKET INFORMATION

     Our common stock trades on the Nasdaq National Market under the Symbol "TGLO". The following table sets forth the range of high and low closing sales prices of our common stock for the period indicated:

          Fiscal Quarter Ended                     High       Low
          --------------------------------        -------   -------
          December 31, 1998
            (commencing November 13, 1998)        $63.500   $27.438

     The market price of our common stock is highly volatile and fluctuates in response to a wide variety of factors. See "Risk Factors--Our stock price is volatile."

HOLDERS

     On March 10, 1999, we had approximately 146 holders of record of common stock. This does not reflect persons or entities who hold their stock in nominee or "street" name through various brokerage firms.


DIVIDENDS

     We have not paid any cash dividends on our common stock. We expect to invest any future earnings to finance growth, and therefore do not intend to pay dividends in the foreseeable future. Our board of directors will determine if we pay any future dividends.


USE OF PROCEEDS

     From October 1, 1998 to December 31, 1998, we have used an aggregate of $4,064,887 which included net proceeds from our initial public offering for investments in our web site, including enhancements to our server and networking infrastructure and the functionality of our web site, and for general corporate purposes, including working capital, expansion of our sales and marketing capabilities and brand-name promotions. We have also used a portion of the remainder of such net proceeds for acquisitions of complementary businesses, services and technology.


RECENT SALES OF UNREGISTERED SECURITIES

     During the period from October 1, 1998 through December 31, 1998, we granted an aggregate of 43,250 options to purchase common stock to our officers, directors and employees under our 1998 Stock Option Plan. These options had a weighted average exercise price equal to $19.92 per share of common stock. All of these option grants were made under the exemption from the registration requirements of Rule 701 of the Securities Act of 1933.

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the financial statements and the notes thereto and the information contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                              (INCEPTION)
                                                                                THROUGH
                                                   YEAR ENDED DECEMBER 31,    DECEMBER 31,
                                             -------------------------------- -----------
                                                1998        1997       1996      1995
                                             ---------- ---------- ---------- ----------
                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues...............................      $    5,510    $   770   $    229   $      27
Cost of revenues.......................           2,239        423        116          13
                                             ---------- ---------- ---------- -----------
Gross profit...........................           3,271        347        113          14
Operating expenses:
  Sales and marketing..................           9,299      1,248        276           1
  Product development..................           2,633        154        120          60
  General and administrative...........           6,828      2,828        489          19
Non-recurring charge...................           1,370         --         --          --
                                             ---------- ---------- ---------- -----------
Total Operating Expenses...............          20,130      4,230        885          80
                                             ---------- ---------- ---------- -----------
Loss from operations...................         (16,859)    (3,883)      (772)        (66)
                                             ---------- ---------- ---------- -----------
Interest income (expense),  net........             892        335         22          --
                                             ---------- ---------- ---------- -----------
Loss before provision for income taxes.         (15,967)    (3,548)      (750)        (66)
                                             ---------- ---------- ---------- -----------
Provision for income taxes.............              79         36         --          --
                                             ---------- ---------- ---------- -----------
Net loss...............................      $  (16,046)  $ (3,584)  $   (750)  $     (66)
                                             ========== ========== ========== ===========
Basic and diluted net loss per share (1)     $    (6.74)  $  (3.13)   $ (0.67)  $   (0.06)
                                             ========== ========== ========== ===========

Weighted average shares outstanding
  used in basic and diluted per share
  calculation (1)......................       2,381,140  1,146,773  1,125,000   1,125,000
                                             ========== ========== ========== ===========


                                                                DECEMBER 31,
                                             ---------------------------------------------
                                                1998        1997        1996       1995
                                             ---------- ---------- ---------- -----------
BALANCE SHEET DATA:
Cash and cash  equivalents and short-
  term investments.....................        $ 30,149   $ 18,874   $    757    $    587
Working capital........................          27,009     17,117        648         575
Total assets...........................          38,130     19,462        973         647
Capital lease obligations, excluding
  current installments.................           2,006         99         --          --
Total stockholders' equity.............          30,301     17,352        795         632




(1) Weighted average shares do not include any common stock equivalents because the inclusion of those common stock equivalents would have been anti-dilutive. See the financial statements and notes appearing elsewhere in this Form 10-K for the determination of shares used in computing basic and diluted loss per share.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "intends," "will," or similar terms. Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors described under "Risk Factors" and elsewhere in this report. The following discussion should be read together with the financial statements and notes to those statements included elsewhere in this report.


OVERVIEW

     Our web site is one of the world's leading online communities with nearly 2.3 million members in the United States and abroad. In December 1998, over 9.3 million unique users visited our site. Our web site is a destination on the Internet where users are able to personalize their online experience by publishing their own content and interacting with others having similar interests. We facilitate this interaction by providing various free services, including home page building, discussion forums, chat rooms, e-mail and electronic commerce. Additionally, we provide our users with news, business information, real time stock quotes, weather, movie and music reviews, multi-player gaming and personals. By satisfying our users' personal and practical needs, we seek to become our users' online home. Our primary revenue source is the sale of advertising, with additional revenues generated through electronic commerce arrangements, development fees and the sale of membership service fees for enhanced services.

     We were incorporated in May 1995. For the period from inception through December 1995, we had minimal sales and our operating activities related primarily to the development of the necessary computer infrastructure and initial planning and development. Operating expenses in 1995 were minimal. During 1996, we continued the foregoing activities and also focused on recruiting personnel, raising capital and developing programs to attract and retain members. In 1997, we

     o    moved our headquarters to New York City;

     o expanded our membership base from less than 250,000 to almost 1 million;

     o    improved and upgraded our services;

     o    expanded our production staff;

     o    built an internal sales department; and

     o began active promotion of theglobe.com web site to increase market awareness.

     During 1998, revenues and operating expenses increased as we placed a greater emphasis on building our advertising revenues and memberships by expanding our sales force and promoting theglobe.com brand.

     To date, our revenues have been derived principally from the sale of advertisements and sponsorship placements within our site and, to a lesser extent, from subscription and electronic commerce revenues. Electronic commerce revenues have not been significant to date, but are expected to increase with the acquisition of Azazz, and as our existing electronic commerce arrangements grow and new arrangements are entered into. Advertising revenues constituted 89%, 77% and 95% of total revenues for the years ended December 31, 1998, 1997 and 1996. We sell a variety of advertising packages to clients, including banner advertisements, event sponsorship, and targeted and direct response advertisements. Our advertising revenues are derived principally from short-term advertising arrangements. These arrangements average one to three months. We generally guarantee a minimum number of impressions for a fixed fee. Advertising revenues are recognized ratably in the period in which the advertisement is displayed, if no significant company obligations remain and collection of the resulting receivable is probable. Payments received from advertisers before displaying their advertisements on our web site are recorded as deferred revenues and are recognized as revenue ratably when the advertisement is displayed. To the extent minimum guaranteed impression levels are not met, we defer recognition of the corresponding revenues until guaranteed levels are achieved.

     In addition to advertising revenues, we derive other revenues primarily from our membership service fees, electronic commerce revenue, development fees and sponsorship placements within our site. Subscription fees are recognized over the membership term. A number of recent arrangements with our premier electronic commerce partners provide us with a share of any sales resulting from direct links from the our web site. We recognize revenues from our share of the proceeds from our electronic commerce partners' sales upon notification from our partners of sales attributable to our web site. To date, revenues from electronic commerce arrangements have not been significant. In addition, in 1999 we began direct electronic commerce sales to users. We also earn additional revenue on sponsorship contracts for fees relating to the design, coordination, and integration of the customer's content and links. We recognize these development fees as revenue once the related activities have been performed.

     We incurred net losses of approximately $16.0 million in 1998, $3.6 million in 1997 and $750,200 in 1996. At December 31, 1998, we had an accumulated deficit of $20.4 million. We recorded deferred compensation of approximately $118,100 in 1998, $83,100 in 1997 and $25,000 in 1996 in
connection with the grant of various stock options to employees, representing the difference between the deemed value of our common stock for accounting purposes and the exercise price of the options at the date of grant. This amount is presented as a reduction of stockholders' equity and is being amortized over the vesting period of the applicable options, generally three to five years. Amortization of deferred stock compensation is allocated to the general and administrative expense line identified on the statement of operations consistent with the classification of the related personnel.

     In addition, we incurred a charge of approximately $1.4 million to earnings in the third quarter of 1998 in connection with the transfer of warrants to acquire 225,000 shares of common stock by Dancing Bear Investments, Inc., which was our principal shareholder at the date of transfer, to some of our officers at approximately $2.91 per share. The amount of this non-cash charge was based on the difference between the fair market value of our stock at the date of transfer ($9.00 per share) and the exercise price of the warrant of approximately $2.91 per share. This expense was classified separately in the statement of operations as a non-recurring charge.


RESULTS OF OPERATIONS

     Revenues. Revenues increased to approximately $5.5 million in 1998 as compared to $770,300 in 1997 and $229,400 in 1996. The year to year growth resulted from an increase in (1) the number of advertisers and the average commitment per advertiser, (2) our web site traffic, (3) the number of our sales people and (4) marketing and advertising expenditures. Advertising revenues were approximately $4.9 million or 89% of total revenues in 1998, $592,400 or 77% of total revenues in 1997 and $216,800 or 95% of total revenues in 1996. In 1998, we significantly increased our sales force and began a marketing campaign to promote theglobe.com web site. We anticipate that advertising revenues will continue to account for a substantial share of our total revenues for the foreseeable future. Other revenues were derived from membership service fees, development fees, electronic commerce revenue shares and sponsorship placements within our web site. At December 31, 1998, we had deferred revenues of approximately $673,600. Barter revenues were approximately 2% of total revenues for 1998, 22% for 1997 and 0% for 1996.

     Cost of Revenues. Cost of revenues consist primarily of Internet connection charges, web site equipment leasing costs, depreciation, maintenance, barter advertising expenses, staff costs and related expenses of operations personnel. Gross margins were 59% in 1998, 45% in 1997 and 49% in 1996. The increase in gross margin was primarily due to an increase in revenues relative to the increase in cost of revenues. The absolute dollar increase in cost of revenues was due to an increase in Internet connection costs to support the increase in web site traffic, as well as an increase in equipment costs, depreciation and staff costs required to support the expansion of our site and services. In addition, we recorded barter advertising expenses during 1998 and 1997, which was equivalent to the barter advertising revenues recorded in the same period. The gross margins exclusive of the barter transactions were 60% in 1998 and 57% in 1997. In 1996, we did not enter into any barter transactions. During the fourth quarter of 1998, we moved our web site hosting functions to a separate facility in Staten Island, New York. The new facility will allow us to support our expanded services and content.

     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and related expenses of sales and marketing personnel, commissions, advertising and public relations expenses. Sales and marketing expenses were approximately $9.3 million or 169% of total revenues in 1998, $1.2 million or 162% of total revenues in 1997, and $275,900 or 120% of total revenues in 1996. The year-to-year increase in sales and marketing expenses was primarily attributable to expansion of our online and print advertising, public relations and other promotional expenditures, as well as increased sales and marketing personnel and related expenses required to implement our marketing strategy. Sales and marketing expenses also increased as a result of our decision to shift our advertising to an internal sales department in the second quarter of 1997.

     Product Development Expenses. Product development expenses include professional fees, staff costs and related expenses associated with the development, testing and upgrades to our web site as well as expenses related to its editorial content and community management and support. Product development expenses were approximately $2.6 million or 48% of total revenues in 1998, $153,700 or 20% of total revenues in 1997, and $120,000 or 52% of total revenues in 1996. The increase in absolute dollars in product development expenses was primarily attributable to increased staffing levels required to support our web site and to enhance its content and features. Product development expenses also increased as a result of the launch of our web site redesign in November 1998. We intend to continue recruiting and hiring experienced product development personnel and to make additional investments in product development.

     General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related costs for general corporate functions, including finance, human resources, facilities and legal, along with professional fees and bad debt expense and other corporate expenses. General and administrative expenses were approximately $6.8 million or 124% of total revenues in 1998, $2.8 million or 367% of total revenues in 1997, and $489,100 or 213% of total revenues in 1996. The absolute dollar increase in these expenses was primarily due to increased salaries and related expenses associated with our management's employment contracts, hiring of additional personnel, and increases in professional fees and travel. The increased salaries also reflect the highly competitive nature of hiring in the new media industry. We expect that we will incur additional general and administrative expenses as we hire additional personnel and incur additional costs related to the growth of our business and operation as a public company, including directors' and officers' liability insurance, investor relations programs and professional service fees. Accordingly, we anticipate that general and administrative expenses will continue to increase in absolute dollars.

     Non-recurring charges. We recorded a non-recurring, non-cash charge of approximately $1.4 million in the third quarter of 1998. This charge was in connection with the transfer of outstanding warrants to acquire 225,000 shares of common stock by Dancing Bear Investments, which was our principal shareholder at the time of the transfer, to some of our officers. There was no similar charge in 1997 or 1996.

     Other Income (expense). Other income (expense) includes interest income from our cash and investments, interest expenses related to our capital lease obligations, and realized gains and losses from sale of short-term investments. The year-to-year increase in interest and dividend income was due to a higher average cash, cash equivalent and investment balance as a result of the proceeds received from the issuance of shares of our preferred stock in the third quarter of 1997, and the issuance of common stock in connection with our initial public offering in November 1998.

     Interest and other expense increased in 1998 due to new capital lease obligations. We entered into our first capital lease in late December 1997. As a result, interest expense from capital lease obligations did not begin until 1998.

     Income Taxes. Income taxes were approximately $78,900 in 1998, $36,100 in 1997 and -0- in 1996. These income taxes were based solely on state and local taxes on business and investment capital. These taxes increased from year to year due to an increase in our average equity balance. The average equity balance increased as a result of the proceeds received from our issuance of shares of preferred stock in the third quarter of 1997, and our issuance of common stock in connection with our initial public offering in November 1998. Our effective tax rate differs from the statutory federal income tax rate, primarily as a result of the uncertainty regarding our ability to utilize net operating loss carryforwards. Due to the uncertainty surrounding the timing or realization of the benefits of our net operating loss carryforwards in future tax returns, we have placed a 100% valuation allowance against our deferred tax assets. As of December 31, 1998, we had approximately $29.2 million of federal and state net operating loss carryforwards for tax reporting purposes available to offset future taxable income. Our federal net operating loss carryforwards will expire beginning in 2001 through 2018, if not utilized. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Due to the change in our ownership interests in the third quarter of 1997, as defined in the Internal Revenue Code, future utilization of our net operating loss carryforwards will be affected by limitations or annual restrictions.


LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1998, we had approximately $29.3 million in cash and cash equivalents and approximately $898,500 in marketable securities. Net cash used in operating activities was approximately $13.5 million in 1998, $1.9 million in 1997 and $601,600 in 1996. The increase in net cash used in 1998 resulted primarily from an increase in our expenses which resulted in increased net operating losses. In addition we had a higher level of receivables due to increased revenues and an increase in prepaid expenses. These items were partially offset by an increase in accounts payable and deferred revenues. The 1997 increase in net cash used was primarily due to an increase in net operating loss and a higher account receivable balance. These items were partially offset by the timing of payments associated with our 1997 accrued bonuses paid in the first quarter of 1998, as well as an increase in accounts payable and accrued expenses.

     Net cash provided (used) in investing activities was approximately $9.6 million in 1998, $(13.2) million in 1997 and $(138,300) in 1996. Net cash provided by investing activities in 1998 was primarily related to the sales of short-term investments to finance our working capital needs. These sales were partially offset by approximately $1.7 million in security deposits required for capital leases and the purchase of property and equipment in connection with the build out of our infrastructure. Net cash used in investing activities in 1997 was primarily related to the purchase of securities with the proceeds from our private placement in the third quarter of 1997. Cash used in investing activities in 1996 was related to the purchase of property and equipment.

     Net cash provided by financing activities was approximately $27.2 million in 1998, $20.2 million in 1997 and $910,000 in 1996. Net cash provided by financing activities during 1998 consisted primarily of $27.3 million from the issuance of 3,481,667 shares of common stock in connection with our initial public offering in November 1998. The net cash provided by financing activities in 1997 consisted primarily of approximately $20.3 million from preferred stock issuances. These amounts were partially offset by approximately $130,500 in financing costs related to the private placements. The approximately $910,000 of net cash provided in 1996 was from our private placements of preferred stock.

     On February 1, 1999, we purchased factorymall.com, inc., a leading interactive department store. We expect to invest an aggregate of up to approximately $3.8 million of working capital in 1999 to support the future operations of factorymall.com, inc.

     Our capital requirements depend on numerous factors, including market acceptance of our services, the amount of resources we devote to investments in our web site, the resources we devote to marketing and selling our services and our brand promotions and other factors. We have experienced a substantial increase in our capital expenditures and lease arrangements since our inception consistent with the growth in our operations and staffing, and we anticipate that this will continue for the foreseeable future. Additionally, we will continue to evaluate possible investments in businesses, products and technologies, and we plan to expand our sales force. We believe that our current cash and cash equivalents, which primarily resulted from our initial public offering, together with cash flows will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for our existing business for at least 12 months. However, we may need to raise additional funds during 1999 to obtain or operate any acquired businesses or joint venture arrangements. See "Risk Factors -- We may need to raise additional funds, including through the issuance of debt."


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

     State of Readiness. We may be affected by Year 2000 issues related to non-compliant information technology systems or non-information technology systems operated by us or by third parties. We have substantially completed an assessment of our internal and external third-party information technology systems and non-information technology systems and a test of the information technology systems that support our web site. At this point in our assessment and testing, we are not aware of any Year 2000 problems relating to systems we or third parties operate that would have a material effect on our business or financial condition, without taking into account our efforts to avoid these problems. However, we cannot assure you that there will be no Year 2000 problems

     Our information technology systems consist of software developed either in-house or purchased from third parties, and hardware purchased from vendors. We have contacted our principal vendors of hardware and software. All of those contacted vendors have notified us that the hardware and software that they supplied to us is Year 2000 compliant.

     We have also substantially completed an assessment of our non-information technology systems which we have identified as possibly having Year 2000 issues. At this point in our assessment, we are not aware of any Year 2000 problems relating to these systems which would have a material effect on our business or financial condition, without taking into account our efforts to avoid these problems.

     Our information technology systems and other business resources rely on information technology systems and non-information technology systems provided by service providers and therefore may be vulnerable to those service providers' failure to remediate their own Year 2000 issues. These service providers include those for our network and e-mail services and landlords for our leased office spaces. We have contacted these principal service providers and we have been notified that the information technology and non-information technology systems which they provide to us are Year 2000 compliant.

     Cost. Based on our assessment to date, we do not anticipate that costs associated with remediating our non-compliant systems will be material.

     Risks. To the extent that our assessment is finalized without identifying any material non-compliant information technology or non-information technology systems operated by us or by third parties, the most reasonably likely worst case Year 2000 scenario is the failure of one or more of our vendors of hardware or software or one or more providers of non-information technology systems to properly identify any Year 2000 compliance issues and remediate any issues before the end of the second quarter of 1999. A failure could prevent us from operating our business, prevent users from accessing our web site or change the behavior of advertising customers or persons accessing our web site. We believe that the primary business risks, in the event of a failure, would include but not be limited to:

     o    lost advertising revenues,

     o    increased operating costs,

     o    loss of customers or persons accessing our web site,

     o    other business interruptions of a material nature, and

     o claims of mismanagement, misrepresentation, or breach of contract.

     Contingency Plan. As discussed above, we are engaged in an ongoing Year 2000 assessment and testing. Following the completion of the assessment, we plan to conduct a full-scale Year 2000 simulation of our information technology systems by the end of the second quarter of 1999. The results of this simulation and our assessment will be taken into account in determining the nature and extent of any contingency plans.


EFFECTS OF INFLATION

     Due to relatively low levels of inflation in 1996, 1997 and 1998, inflation has not had a significant effect on our results of operations since inception.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     We adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" as of January 1, 1998. SFAS No. 130 requires us to report in our financial statements, in addition to our net income (loss), comprehensive income (loss), which includes all changes in equity during a period from non-owner sources including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on investments in debt and equity securities. We adopted SFAS 130 as of December 31, 1997 and have presented comprehensive income for all periods presented in the Statement of Shareholders' Equity.

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. We have determined that we do not have any separately reportable business segments.

     In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which establishes guidelines for the accounting for the costs of all computer software developed or obtained for internal use. We adopted SOP 98-1 effective for the year ended December 31, 1998. The adoption of SOP 98-1 is not expected to have a material impact on our financial statements.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The statement is not expected to affect us as we do not have any derivative instruments or hedging activities.

RISK FACTORS

     In addition to the other information in this report, the following factors should be carefully considered in evaluating our business and prospects.

OUR LIMITED OPERATING HISTORY MAKES FINANCIAL FORECASTING DIFFICULT.

     theglobe was founded in May 1995. Accordingly, we have a limited operating history for you to use in evaluating us and our prospects. Our prospects should be considered in light of the risks encountered by companies in the early stages of development, particularly companies operating in new and rapidly evolving markets like the Internet. We may not successfully address these risks. For example, we may not be able to:

     o maintain and increase levels of user and member traffic on our web site;

     o maintain and increase the percentage of our advertising inventory sold;

     o adapt to meet changes in our markets and competitive developments;

     o    develop or acquire content for our services;

     o    generate electronic commerce-related revenues; and

     o    identify, attract, retain and motivate qualified personnel.

REVENUE GROWTH IN PRIOR PERIODS MAY NOT BE INDICATIVE OF FUTURE GROWTH.

     We achieved significant revenue growth in 1998. Our limited operating history makes prediction of future growth difficult. Accurate predictions of future growth are also difficult because of the rapid changes in our markets. Accordingly, investors should not rely on past revenue growth rates as a prediction of future growth.

WE ANTICIPATE INCREASED OPERATING EXPENSES AND EXPECT TO CONTINUE TO INCUR
LOSSES.

     To date, we have not been profitable, and we expect that we will continue to incur net losses for the foreseeable future. We had net losses of approximately $750,200 for 1996, $3.6 million for 1997, and $16.0 million for 1998. As of December 31, 1998, we had an accumulated deficit of approximately $20.4 million. The principal causes of our losses are likely to continue to be:

     o   increased general and administrative expenses;

     o   costs resulting from enhancement of our services;

     o significant increases in operating expenses in the next several years, especially in the areas of sales and marketing;

     o   increased expenses necessary to maintain and develop brand identity;

     o   growth of our sales force;

     o   expansion of our business facilities; and

     o   failure to generate sufficient revenue in light of increased costs.

     We will need to generate significantly increased revenues to achieve profitability, particularly if we are unable to adjust our expenses in light of any earnings shortfall. We cannot assure you that we will ever achieve or sustain profitability.

OUR QUARTERLY OPERATING RESULTS FLUCTUATE AND VARY BY SEASON.

     Our quarterly revenues, expenses and operating results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. As a result, quarter to quarter comparisons of our revenues and operating results may not be meaningful. In addition, due to our limited operating history and our new and unproven business model, we cannot predict our future revenues or results of operations accurately. It is likely that in one or more future quarters our operating results will fall below the expectation of securities analysts and investors. If this happens, the trading price of our common stock would almost certainly be materially and adversely affected.

     The factors which will cause our quarterly operating results to fluctuate include:

     o    the level of traffic on our web site;

     o the overall demand for Internet advertising and electronic commerce;

     o the addition or loss of advertisers and electronic commerce partners on our web site;

     o    usage of the Internet;

     o seasonal trends in advertising and electronic commerce sales and member usage;

     o capital expenditures and other costs relating to the expansion of our operations;

     o    the incurrence of costs relating to acquisitions; and

     o the timing and profitability of acquisitions, joint ventures and strategic alliances.

     We derive a substantial portion of our revenues from the sale of advertising under short-term contracts. These contracts average one to three months in length. As a result, our quarterly revenues and operating results are, to a significant extent, dependent on advertising revenues from contracts entered into within the quarter, and on our ability to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. We believe that advertising sales in traditional media, such as television and radio, generally are lower in the first and third calendar quarters. If the Internet transitions from an emerging to a more developed form of media, these same patterns may develop in Internet advertising sales. Internet advertising expenditures may also develop a different seasonality pattern. Traffic levels on our site and the Internet have typically declined during the summer and year-end vacation and holiday periods.

     In addition to selling advertising, an increasing portion of our revenues may be generated from electronic commerce through our Azazz subsidiary. We also have existing electronic commerce arrangements with third parties for the sale of merchandise on our web site which are terminable upon short notice. As a result, our revenues from electronic commerce may fluctuate significantly from period to period depending on the level of demand for electronic commerce on our site and the continuation of our electronic commerce arrangements.

WE DEPEND ON OUR MEMBERS FOR CONTENT AND PROMOTION.

     We depend substantially upon member involvement for content and word-of-mouth promotion. Particularly, we depend upon the voluntary efforts of some highly motivated members who are most active in developing content to attract other Internet users to our site. This member involvement reduces the need for us to spend funds on content development and site promotion. However, we cannot assure you that these members will continue to effectively generate significant content or promote our site. Our business may be materially and adversely affected if our most highly active members become dissatisfied with our services or our focus on the commercialization of those services or for any other reason stop generating content that effectively promotes our site.

OUR BUSINESS MODEL IS NEW AND UNPROVEN.

     Our business model is new and relatively unproven. This model depends upon our ability to obtain more than one type of revenue source by using our community platform. To be successful, we must, among other things, develop and market products and services that achieve broad market acceptance by our users, advertisers and electronic commerce vendors. We must also market products directly to users and have users purchase products through our site. We cannot assure you that any Internet community, including our site, will achieve broad market acceptance. We also cannot assure you that our business model will be successful, that it will sustain revenue growth or that it will be profitable.

     Additionally, the market for our products and services is new, rapidly developing and characterized by an increasing number of market entrants. As is typical of most new and rapidly evolving markets, demand and market acceptance for recently introduced products and services are highly uncertain and risky. Moreover, because this market is new and rapidly evolving, we cannot predict our future growth rate, if any. If this market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if our products and services do not achieve or sustain market acceptance, our business would be materially and adversely affected.

WE MAY BE UNSUCCESSFUL IN DEVELOPING BRAND AWARENESS; BRAND IDENTITY IS CRITICAL TO US.

     We believe that establishing and maintaining awareness of "theglobe.com" brand name is critical to attracting and expanding our member base, the traffic on our web site and advertising and electronic commerce relationships. If we fail to promote and maintain our brand or our brand value is diluted, our business, operating results and financial condition could be materially adversely affected. The importance of brand recognition will increase because low barriers to entry continue to result in an increased number of web sites. To promote our brand, we may be required to continue to increase our financial commitment to creating and maintaining brand awareness. We may not generate a corresponding increase in revenues to justify these costs. Additionally, if members, other Internet users, advertisers and customers do not perceive our community experience to be of high quality, or if we introduce new services or enter into new business ventures that are not favorably received by these parties, the value of our brand could be diluted.

WE RELY SUBSTANTIALLY ON ADVERTISING REVENUES.

     We derive a substantial portion of our revenues from the sale of advertisements on our web site. We expect to continue to do so for the foreseeable future. During 1998, advertising revenues represented 89% of our net revenues. Our business model and revenues are highly dependent on the amount of traffic on our site. The level of traffic on our site determines the amount of advertising inventory we can sell. Our ability to generate significant advertising revenues depends, in part, on our ability to create new advertising programs without diluting the perceived value of our existing programs. Our ability to generate advertising revenues will also depend, in part, on the following:

     o advertisers' acceptance of the Internet as an attractive and sustainable medium;

     o advertisers' willingness to pay for advertising on the Internet at current rates;

     o the development of a large base of users of our products and services;

     o    our level of traffic;

     o the effective development of web site content that attracts users having demographic characteristics attractive to advertisers; and

     o    price competition among web sites.

     We cannot assure you that the market for Internet advertising will continue to emerge or become sustainable. If the Internet advertising market develops slower than we expect our business performance would be materially adversely affected. To date, substantially all our advertising contracts have been for terms averaging one to three months in length, with relatively few longer term advertising contracts. Additionally, our advertising customers may object to the placement of their advertisements on some members' personal homepages, the content of which they deem undesirable. For any of the foregoing reasons, we cannot assure you that our current advertisers will continue to purchase advertisements on our site. We also compete with traditional advertising media, including television, radio, cable and print, for a share of advertisers' total advertising budgets. This will result in increased pricing pressures on our advertising rates, which could have a material adverse effect on us.

WE RELY ON THIRD PARTIES OVER WHOM WE HAVE LIMITED CONTROL TO MANAGE THE PLACEMENT OF ADVERTISING ON OUR WEB SITE.

     The process of managing advertising within a large, high-traffic web site such as ours is an increasingly important and complex task. We license our advertising management system from DoubleClick, Inc. under an agreement expiring April 15, 2000. DoubleClick may terminate the agreement upon 30 days' notice (1) if we breach the agreement or (2) if DoubleClick reasonably determines that we have used their advertising management system in a manner that could damage their technology or which reflects unfavorably on DoubleClick's reputation. No assurance can be given that DoubleClick would not terminate the agreement. Any termination and replacement of DoubleClick's service could disrupt our ability to manage our advertising operations. Additionally, we have entered into a contract with Engage Technologies, Inc. for the license of proprietary software to manage the placement of advertisement on our web site. This software is still being implemented and our relationship under the contract has not yet been material. There can be no assurance that this software will effectively manage the placement of advertisements on our web site and that errors will not occur.

     To the extent that we encounter system failures or material difficulties in the operation of our advertising management systems, we may

     o be unable to deliver banner advertisements and sponsorships through our site; and

     o be required to provide additional impressions to our advertisers after the contract term.

     Our obligations to provide additional impressions would displace saleable advertising inventory. This would reduce revenues and could have a material adverse effect on us.

WE DEPEND SUBSTANTIALLY ON OUR KEY PERSONNEL.

     Our performance is substantially dependent on the continued service of our senior management and key technical personnel, all of whom have only worked together for a short time. In particular, our success depends on the continued efforts of our senior management team, especially our Co-Chief Executive Officers, Co-Presidents, and co-founders, Todd V. Krizelman and Stephan J. Paternot. We do not carry key person life insurance on any of our personnel. The loss of the services of any of our executive officers or other key employees would likely have a material adverse effect on our business.

WE DEPEND ON HIGHLY QUALIFIED TECHNICAL AND MANAGERIAL PERSONNEL.

     Our future success also depends on our continuing ability to attract, retain and motivate highly qualified technical and managerial personnel. Our business plan requires us to increase our employee base significantly over the next 12 months. Competition for employees in our industry is intense. We may be unable to attract, assimilate or retain highly qualified technical and managerial personnel in the future. Wages for managerial and technical employees are increasing and are expected to continue to increase in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we are unable to attract and retain the technical and managerial personnel necessary to support the growth of our business, our business would likely be materially and adversely affected.

WE MAY NOT EFFECTIVELY MANAGE OUR GROWTH; OUR MANAGEMENT TEAM IS
INEXPERIENCED IN THE MANAGEMENT OF A LARGE PUBLIC COMPANY.

     Our recent growth has placed significant strains on our resources. To manage our future growth, we must continue to implement and improve our operational and financial software systems and expand and train our employee base. Some of our key employees were hired during 1998, including our Chief Operating Officer, who joined us in August 1998 and our Chief Financial Officer, who joined us in July 1998. In addition, our Director of Marketing, Director of Advertising Sales, General Counsel, Director of Business Development, Director of Communications and Director of Human Resources each have been with us for less than two years. Furthermore, the members of our current senior management, other than the Chairman, have not had any previous experience managing a public company or a large operating company. Accordingly, we cannot assure you that:

     o we will be able to effectively manage the expansion of our operations;

     o our key employees will be able to work together effectively as a team to successfully manage our growth;

     o we will be able to hire, train and manage our growing employee base;

     o our systems, procedures or controls will be adequate to support our operations; and

     o our management will be able to achieve the rapid execution necessary to fully exploit the market opportunity for our products and services.

     Our inability to manage growth effectively could have a material adverse effect on our business.

OUR CHAIRMAN AND VICE PRESIDENT OF CORPORATE DEVELOPMENT HAVE OTHER INTERESTS AND TIME COMMITMENTS; WE HAVE CONFLICTS OF INTEREST WITH SOME OF OUR DIRECTORS.

     Because our Chairman and our Vice President of Corporate Development are officers or employees of other companies, we will have to compete for their time. Michael S. Egan is our Chairman. Mr. Egan serves as the Chairman of our board of directors and as an executive officer with primary responsibility for day-to-day strategic planning and financing arrangements. Mr. Egan also is the controlling investor of Dancing Bear Investments, an entity controlled by Mr. Egan, which is our majority stockholder. Edward A. Cespedes is our Vice President of Corporate Development with primary responsibility for corporate development opportunities including mergers and acquisitions. Mr. Cespedes also serves as a Managing Director of Dancing Bear Investments. Messrs. Egan and Cespedes have not committed to devote any specific percentage of their business time with us. Accordingly, we compete with Dancing Bear Investments and related entities for their time.

     We have begun advertising electronic commerce arrangements with entities controlled by Mr. Egan and by Republic Industries, Inc., an entity affiliated with H. Wayne Huizenga, one of our directors. These arrangements were not the result of arm's-length negotiations, but we believe that the terms of these arrangements are on comparable terms as if they were entered into with unaffiliated third parties. Due to their relationships with their related entities, Messrs. Egan, Cespedes and Huizenga will have an inherent conflict of interest in making any decision related to transactions between their related entities and us. We intend to review related party transactions in the future on a case-by-case basis.

WE MAY NOT BE ABLE TO KEEP UP WITH RAPID TECHNOLOGICAL AND OTHER CHANGES.

     The markets in which we compete are characterized by:

     o    rapidly changing technology,

     o    evolving industry standards,

     o frequent new service and product announcements, introductions and enhancements, and

     o    changing consumer demands.

     We may not be able to keep up with these rapid changes. In addition, these market characteristics are heightened by the emerging nature of the Internet and the apparent need of companies from varying industries to offer Internet-based products and services. As a result, our future success depends on our ability to adapt to rapidly changing technologies and standards. We will also need to continually improve the performance, features and reliability of our services in response to competitive services and product offerings and the evolving demands of the marketplace. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require us to incur substantial expenditures to modify our services or infrastructure and could fundamentally affect the nature of our business.

WE HAVE CAPACITY CONSTRAINT AND SYSTEM DEVELOPMENT RISKS.

     A key element of our strategy is to generate a high volume of user traffic. Our ability to attract advertisers and to achieve market acceptance of our products and services and our reputation depend significantly upon the performance of our network infrastructure, including our server, hardware and software. Any system failure, including network, software or hardware failure, that causes an interruption in our service or a decrease in responsiveness of our web site could result in reduced traffic and reduced revenue, and could impair our reputation. Our web site must accommodate a high volume of traffic and deliver frequently updated information. Our web site has in the past and may in the future experience slower response times for a variety of reasons, including system failures and an increase in the volume of user traffic on our web site. Accordingly, we face risks related to our ability to accommodate our expected customer levels while maintaining superior performance. In addition, slower response time may result in fewer users at our site or users spending less time at our site. This would decrease the amount of inventory available for sale to advertisers. Accordingly, any failure of our server and networking systems to handle current or higher volumes of traffic at sufficient response times would have a material adverse effect on our business.

     In the fourth quarter of 1998, we moved our principal server to the New York Teleport facility in Staten Island, New York under a lease with Telehouse International Corporation of America. More than 90% of our web site traffic is handled through this facility. Telehouse International does not guarantee that our Internet access will be uninterrupted, error-free or secure. Additionally, we maintain computer hardware, servers and operations relating to our Azazz business in Seattle, Washington which are hosted by Exodus Communications, Inc. Although Exodus provides comprehensive facilities management services, including human and technical monitoring of all production servers 24 hours-per-day, seven days-per-week, Exodus does not guarantee that our Internet access will be uninterrupted, error-free or secure. Our operations depend on the ability to protect our systems against damage from unexpected events, including fire, power loss, water damage, telecommunications failures, and vandalism. Any disruption in our Internet access could have a material adverse effect on us. In addition, computer viruses, electronic break-ins or other similar disruptive problems could also materially adversely affect our web site. Our reputation and theglobe.com brand could be materially and adversely affected by any problems to our site. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. We do not presently have any secondary off-site systems or a formal disaster recovery plan.

     In addition, our users depend on Internet service providers, online service providers and other web site operators for access to our web sites. Many of them have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems. Moreover, the Internet infrastructure may not be able to support continued growth in its use. Furthermore, we depend on hardware suppliers for prompt delivery, installation and service of equipment used to deliver our products and services. Any of these problems could materially adversely affect our business.

HACKERS MAY ATTEMPT TO PENETRATE OUR SECURITY SYSTEM; ONLINE SECURITY BREACHES COULD HARM OUR BUSINESS.

     Consumer and supplier confidence in our web site depends on maintaining relevant security features. Substantial or ongoing security breaches on our system or other Internet-based systems could significantly harm our business. We incur substantial expenses protecting against and remedying security breaches. Security breaches also could damage our reputation and expose us to a risk of loss or litigation. Experienced programmers or "hackers" have successfully penetrated our system and we expect that these attempts will continue to occur from time to time. Because a hacker who is able to penetrate our network security could misappropriate proprietary information or cause interruptions in our products and services, we may have to expend significant capital and resources to protect against or to alleviate problems caused by these hackers. Additionally, we may not have a timely remedy against a hacker who is able to penetrate our network security. Such security breaches could materially adversely affect our company. In addition, the transmission of computer viruses resulting from hackers or otherwise could expose us to significant liability.

     Our insurance policies carry low coverage limits, which may not be adequate to reimburse us for losses caused by security breaches. We also face risks associated with security breaches affecting third parties with whom we have relationships.

COMPETITION FOR MEMBERS, USERS AND ADVERTISERS, AS WELL AS COMPETITION IN THE ELECTRONIC COMMERCE MARKET IS INTENSE AND IS EXPECTED TO INCREASE SIGNIFICANTLY.

     The market for members, users and Internet advertising among web sites is new and rapidly evolving. Competition for members, users and advertisers, as well as competition in the electronic commerce market, is intense and is expected to increase significantly. Barriers to entry are relatively insubstantial and we believe we will face competitive pressures from many additional companies both in the United States and abroad. Accordingly, pricing pressure on advertising rates will increase in the future which could have a material adverse effect on us. All types of web sites compete for users. Competitor web sites include community sites, as well as "gateway" or "portal" sites and various other types of web sites. We believe that the principal competitive factors, in attracting users to a site are:

     o    functionality of the web site,

     o    brand recognition,

     o    member affinity and loyalty,

     o    broad demographic focus,

     o    open access for visitors,

     o critical mass of users, particularly for community-type sites, and

     o    services for users.


     We compete for users, advertisers and electronic commerce marketers with the following types of companies:

     o other online community web sites, such as GeoCities, which has agreed to be acquired by Yahoo!, Tripod and AngelFire, subsidiaries of Lycos, and Xoom.com,

     o search engines and other Internet "portal" companies, such as Excite, InfoSeek, Lycos and Yahoo!,

     o    online content web sites, such as CNET, ESPN.com and ZDNet.com,

     o publishers and distributors of television, radio and print, such as CBS, NBC and CNN/Time Warner,

     o general purpose consumer online services, such as America Online and Microsoft Network,

     o web sites maintained by Internet service providers, such as AT&T WorldNet, EarthLink and MindSpring, and

     o electronic commerce web sites, such as Amazon.com, Etoys and CDNow.

     Additional competitive factors specific to attracting advertisers include the ability to offer targeted audiences and the overall cost effectiveness of the advertising medium we offer. We will also need to continue to increase significantly our user base and traffic to compete effectively.

     Many of our competitors, including other community sites, have announced that they are contemplating developing Internet navigation services and are attempting to become "gateway" or "portal" sites through which users may enter the web. In the event these companies develop successful "portal" sites, we could lose a substantial portion of our user traffic. Furthermore, many non-community sites are seeking to develop community aspects in their sites.

     Many of our existing and potential competitors, including companies operating web directories and search engines, and traditional media companies, have the following advantages:

     o    longer operating histories in the Internet market;

     o    greater name recognition;

     o    larger customer bases; and

     o significantly greater financial, technical and marketing resources.

In addition, providers of Internet tools and services, including community-type sites, may be acquired by, receive investments from, or enter into other commercial relationships with larger, well-established and well-financed companies, such as Microsoft and America Online. For example, Excite has agreed to be acquired by @Home, America Online acquired Netscape and Lycos announced a transaction with USA Network and Ticketmaster Citysearch Online. In addition, there has been other significant consolidation in the industry. This consolidation may continue in the future. We could face increased competition in the future from traditional media companies, including cable, newspaper, magazine, television and radio companies. A number of these large traditional media companies, including Disney, CBS and NBC, have been active in Internet related activities. Those competitors may be able to undertake more extensive marketing campaigns for their brands and services, adopt more aggressive advertising pricing policies and make more attractive offers to potential employees, distribution partners, electronic commerce companies, advertisers and third-party content providers. Furthermore, our existing and potential competitors may develop sites that are equal or superior in quality to, or that achieve greater market acceptance than, our site. We cannot assure you that advertisers may not perceive our competitors' sites as more desirable than ours.

     To compete with other web sites, we plan to develop and introduce new features and functions, such as increased capabilities for user personalization and interactivity. We also plan to develop and introduce new products and services, such as new content targeted for specific user groups with particular demographic and geographic characteristics. These improvements will require us to spend significant funds and may require the development or licensing of increasingly complex technologies. Enhancements of or improvements to our web site may contain undetected programming errors that require significant design modifications, resulting in a loss of customer confidence and user support and a decrease in the value of our brand name. Our failure to effectively develop and produce new features, functions, products and services could affect our ability to compete with other web sites. This could have a material adverse effect on us.

     Web browsers offered by Netscape and Microsoft also increasingly incorporate prominent search buttons that direct traffic to competing services. These features could make it more difficult for Internet users to find and use our product and services. In the future, Netscape, Microsoft and other browser suppliers may also more tightly integrate products and services similar to ours into their browsers or their browsers' pre-set home page. Additionally, entities that sponsor or maintain high-traffic web sites or that provide an initial point of entry for Internet viewers, such as the Regional Bell Operating Companies, cable companies or Internet Service Providers, such as Microsoft and America Online, offer and can be expected to consider further development, acquisition or licensing of Internet search and navigation functions that compete with us. These competitors could also take actions that make it more difficult for viewers to find and use our products and services.

     Additionally, the electronic commerce market is new and rapidly evolving, and we expect competition among electronic commerce merchants to increase significantly. Because the Internet allows consumers to easily compare prices of similar products or services on competing web sites and there are low barriers to entry for potential competitors, gross margins for electronic commerce transactions may narrow in the future. Many of the products that we sell on our web site may be sold by the maker of the product directly or by other web sites. Competition among Internet retailers, our electronic commerce partners and product makers may have a material adverse effect on our ability to generate revenues through electronic commerce transactions or from these electronic commerce partners. See also "Business--Competition."

WE DEPEND ON THE CONTINUED GROWTH IN THE USE AND COMMERCIAL VIABILITY OF
THE WEB.

     Our market is new and rapidly evolving. Our business is substantially dependent upon the continued rapid growth in the use of the Internet and electronic commerce on the Internet becoming more widespread. Commercial use of the Internet is relatively new. Web usage may be inhibited for a number of reasons, including:

     o    inadequate network infrastructure;

     o security and authentication concerns with respect to transmission over the Internet of confidential information, including credit card numbers, or other personal information;

     o    ease of access;

     o    inconsistent quality of service;

     o    availability of cost-effective, high-speed service; and

     o    bandwidth availability.

     If the Internet develops as a commercial medium more slowly than we expect, it will adversely affect our business. Additionally, if web usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth or its performance and reliability may decline. Web sites have experienced interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays frequently occur in the future, web usage, as well as usage of our web site, could grow more slowly or decline. Also, the Internet's commercial viability may be significantly hampered due to:

     o delays in the development or adoption of new operating and technical standards and performance improvements required to handle increased levels of activity,

     o    increased government regulation, and

     o insufficient availability of telecommunications services which could result in slower response times and adversely affect usage of the Internet.

WE MAY BE MATERIALLY ADVERSELY AFFECTED IF ELECTRONIC COMMERCE DOES NOT BECOME A VIABLE SOURCE OF SIGNIFICANT REVENUES FOR THEGLOBE.COM. IN ADDITION, OUR ELECTRONIC COMMERCE BUSINESS MAY RESULT IN SIGNIFICANT LIABILITY CLAIMS AGAINST US.

     In the first quarter of 1999, we acquired Azazz, which is a direct marketer of products over the Internet. However, we have limited experience in the sale of products online and the development of relationships with manufacturers and suppliers of these products. We also face many uncertainties which may affect our ability to generate electronic commerce revenues, including:

     o our ability to obtain new customers at a reasonable cost, retain existing customers and encourage repeat purchases;

     o the likelihood that both online and retail purchasing trends may rapidly change;

     o    the level of product returns;

     o    merchandise shipping costs and delivery times;

     o    our ability to manage inventory levels;

     o    our ability to secure and maintain relationships with vendors;

     o the possibility that our vendors may sell their products through other sites; and

     o    intense competition for electronic commerce revenues.

Accordingly, we cannot assure you that electronic commerce transactions will provide a significant or sustainable source of revenues or profits. Additionally, due to the ability of consumers to easily compare prices of similar products or services on competing web sites, gross margins for electronic commerce transactions may narrow in the future and, accordingly, our revenues and profits from electronic commerce arrangements may be materially negatively impacted. If use of the Internet for electronic commerce does not continue to grow, our business and financial condition would be materially and adversely affected.

     Additionally, consumers may sue us if any of the products that we sell are defective, fail to perform properly or injure the user. Some of our agreements with manufacturers contain provisions intended to limit our exposure to liability claims. However, these limitations may not prevent all potential claims. Liability claims could require us to spend significant time and money in litigation or to pay significant damages. As a result, any claims, whether or not successful, could seriously damage our reputation and our business.

INTERNET ADVERTISING MAY NOT PROVE AS EFFECTIVE AS TRADITIONAL MEDIA.

     The Internet advertising market is new and rapidly evolving. We cannot yet gauge its effectiveness as compared to traditional advertising media. Many of our current or potential advertising partners have little or no experience using the Internet for advertising purposes and they have allocated only a limited portion of their advertising budgets to Internet advertising. The adoption of Internet advertising, particularly by those entities that have historically relied upon traditional media, requires the acceptance of a new way of conducting business, exchanging information and advertising products and services. Advertisers that have traditionally relied upon other advertising media may be reluctant to advertise on the Internet or find it less effective.

     No standards have been widely accepted to measure the effectiveness of Internet advertising or to measure the demographics of our user base. Additionally, no standards have been widely accepted to measure the number of members, unique users or page views related to a particular site. We cannot assure you that any standards will become available in the future or that standards will accurately measure our users. If standards do not develop, advertisers may not advertise on the Internet. In addition, we depend on third parties to provide these measurement services. These measurements are often based on sampling techniques or other imprecise measures and may materially differ from our estimates. We cannot assure you that advertisers will accept our or other parties' measurements. The rejection by advertisers of these measurements could have a material adverse effect on our business and financial condition.

     The sale of Internet advertising is subject to intense competition that has resulted in a wide variety of pricing models, rate quotes and advertising services. This competition has resulted in a wide variety of advertising pricing models. For example, advertising rates may be based on the number of user requests for additional information made by clicking on the advertisement, known as "click throughs," or on the number of times an advertisement is displayed to a user, known as "impressions." Our contracts with advertisers typically guarantee the advertiser a minimum number of impressions. To the extent that minimum impression levels are not achieved for any reason, including the failure to obtain the expected traffic, our contracts with advertisers may require us to provide additional impressions after the contract term, which may adversely affect the availability of our advertising inventory. This could have a material adverse effect on us.

     Our revenues could be materially adversely affected if we are unable to adapt to other pricing models for Internet advertising if they are adopted. It is difficult to predict which, if any, pricing models for Internet advertising will emerge as the industry standard. This makes it difficult to project our future advertising rates and revenues. Additionally, it is possible that Internet access providers may, in the future, act to block or limit various types of advertising or direct solicitations, whether at their own behest or at the request of users. Moreover, "filter" software programs that limit or prevent advertising from being delivered to an Internet user's computer are available. Widespread adoption of this software could adversely affect the commercial viability of Internet advertising.

WE DEPEND ON THIRD PARTIES TO INCREASE TRAFFIC ON OUR SITE AND TO PROVIDE SOFTWARE AND PRODUCTS.

     We are dependent on various web sites that provide direct links to our site. These web sites may not attract significant numbers of users and we may not receive a significant number of additional users from these relationships. We also enter into agreements with advertisers, electronic commerce marketers or other third-party web sites that require us to exclusively feature these parties in particular areas or on particular pages of our site. These exclusivity agreements may limit our ability to enter into other relationships. Our agreements with third party sites do not require future minimum commitments to use our services or provide access to our site and may be terminated at the convenience of the other party. Moreover, we do not have agreements with a majority of the web sites that provide links to our site. These sites may terminate their links at any time. Many companies we may pursue for strategic relationships offer competing services. As a result, these competitors may be reluctant to enter into strategic relationships with us. Our business could be materially adversely affected if we do not establish and maintain strategic relationships on commercially reasonable terms or if any of our strategic relationships do not result in increased traffic on our web site.

     Additionally, we cannot assure you that we will be able to maintain relationships with third parties that supply us with software or products that are crucial to our success, or that these software or products will be able to sustain any third-party claims or rights against their use. Furthermore, we cannot assure you that the software, services or products of those companies that provide access or links to our services or products will achieve market acceptance or commercial success. Accordingly, we cannot assure you that our existing relationships will result in sustained business partnerships, successful service or product offerings or the generation of significant revenues for us.

WE MAY NEED TO RAISE ADDITIONAL FUNDS, INCLUDING THROUGH THE ISSUANCE OF
DEBT.

     We believe that our current cash and cash equivalents, which primarily resulted from our initial public offering, together with cash flows, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for our existing business for at least twelve months. We expect that we will continue to experience negative operating cash flow for the foreseeable future as a result of significant spending on advertising and infrastructure. Accordingly, we may need to raise additional funds in a timely manner in order to:

     o    fund our anticipated expansion;

     o    develop new or enhanced services or products;

     o    respond to competitive pressures;

     o    acquire complementary products, businesses or technologies; and

     o    enter into joint ventures.

     If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced. Stockholders may experience additional dilution and these securities may have rights senior to those of the holders of our common stock. We do not have any contractual restrictions on our ability to incur debt. Any indebtedness could contain covenants which restrict our operations. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our business could be materially adverse effected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

OUR ACQUISITIONS OR JOINT VENTURES ENTAIL NUMEROUS RISKS AND UNCERTAINTIES.

     As part of our business strategy, we expect to review acquisition prospects or joint ventures that would complement our existing business, increase our traffic, augment the distribution of our community, enhance our technological capabilities or increase our electronic commerce revenues. On February 1, 1999, we acquired Azazz.com to develop electronic commerce retailing on our site. We are currently in negotiations with third parties for various transactions. These transactions may or may not be consummated. Our future acquisitions or joint ventures could result in numerous risks and uncertainties, including:

     o potentially dilutive issuances of equity securities, which may be freely tradable in the public market;

     o    large and immediate write-offs;

     o the incurrence of debt and contingent liabilities or amortization expenses related to goodwill and other intangible assets;

     o difficulties in the assimilation of operations, personnel, technologies, products and information systems of the acquired companies;

     o the diversion of management's attention from other business concerns;

     o the risks of entering geographic and business markets in which we have no or limited prior experience such as e-commerce retailing; and

     o    the risk that the acquired business will not perform as expected.

WE RELY ON INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS.

     We regard substantial elements of our web site and underlying technology as proprietary and attempt to protect them by relying on intellectual property laws and restrictions on disclosure. We also generally enter into confidentiality agreements with our employees and consultants. In connection with our license agreements with third parties we generally seek to control access to and distribution of our technology and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar technology independently. Thus we cannot assure you that the steps taken by us will prevent misappropriation or infringement of our proprietary information which could have a material adverse effect on our business. In addition, our competitors may independently develop similar technology, duplicate our products or design around our intellectual property rights.

     We pursue the registration of our trademarks in the United States and internationally. However, effective trademark and other intellectual property protection may not be available in every country in which our services are distributed or made available through the Internet. Policing unauthorized use of our proprietary information is difficult. Legal standards relating to the validity, enforceability and scope of protection of proprietary rights in Internet-related businesses are also uncertain and still evolving. We cannot assure you about the future viability or value of any of our proprietary rights.

     Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Furthermore, we cannot assure you that our business activities will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us, including claims related to providing hyperlinks to web sites operated by third parties or providing advertising on a keyword basis that links a specific search term entered by a user to the appearance of a particular advertisement. Moreover, from time to time, third parties may assert claims of alleged infringement by us or our members of their intellectual property rights. Any litigation claims or counterclaims could impair our business because they could:

     o    be time-consuming;

     o    result in costly litigation;

     o    subject us to significant liability for damages;

     o    result in invalidation of our proprietary rights;

     o    divert management's attention;

     o    cause product release delays; or

     o require us to redesign our products or require us to enter into royalty or licensing agreements that may not be available on terms acceptable to us, or at all.

     We license from third parties various technologies incorporated into our site. As we continue to introduce new services that incorporate new technologies, we may be required to license additional technology from others. We cannot assure you that these third-party technology licenses will continue to be available to us on commercially reasonable terms. Additionally, we cannot assure you that the third parties from which we license our technology will be able to defend our proprietary rights successfully against claims of infringement. As a result, our inability to obtain any of these technology licenses could result in delays or reductions in the introduction of new services or could adversely affect the performance of our existing services until equivalent technology can be identified, licensed and integrated.

     We own the Internet domain names "theglobe.com", "shop.theglobe.com", "tglo.com" and "azazz.com." The regulation of domain names in the United States and in foreign countries may change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names, any or all of which may dilute the strength of our names. We may not acquire or maintain the "theglobe.com," "shop.theglobe.com," "tglo.com" and "azazz.com" domain names in all of the countries in which our web site may be accessed, or for any or all of the top-level domain names that may be introduced. The relationship between regulations governing domain names and laws protecting proprietary rights is unclear. Therefore, we may not be able to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights. See "Business--Intellectual Property and Proprietary Rights."

WE MAY FACE INCREASED GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES IN OUR INDUSTRY.

     There are an increasing number of federal, state, local and foreign laws and regulations pertaining to the Internet. In addition, a number of federal, state, local and foreign legislative and regulatory proposals are under consideration. Laws or regulations may be adopted with respect to the Internet relating to liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy and quality of products and services. Changes in tax laws relating to electronic commerce could materially effect our business. Moreover, the applicability to the Internet of existing laws governing issues such as intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment and personal privacy is uncertain and developing. Any new legislation or regulation, or the application or interpretation of existing laws or regulations, may decrease the growth in the use of the Internet, may impose additional burdens on electronic commerce or may alter how we do business. This could decrease the demand for our services, increase our cost of doing business, increase the costs of products sold through the Internet or otherwise have a material adverse effect on our business, results of operations and financial condition. See "Business -- Government Regulation and Legal Uncertainties."

WE MAY BE EXPOSED TO LIABILITY FOR INFORMATION RETRIEVED FROM OR
TRANSMITTED OVER THE INTERNET OR FOR PRODUCTS SOLD OVER THE INTERNET.

     Users may access content on our web site or the web sites of our distribution partners through web site links or other means, and they may download content and subsequently transmit this content to others over the Internet. This could result in claims against us based on a variety of theories, including defamation, obscenity, negligence, copyright, trademark infringement or the wrongful actions of third parties. Other theories may be brought based on the nature, publication and distribution of our content or based on errors or false or misleading information provided on our web site. Claims have been brought against online services in the past and we have received inquiries from third parties regarding these matters. The claims could be material in the future. We could also be exposed to liability for third party content posted by members on their personal web pages or by users in our chat rooms or on our bulletin boards.

     Additionally, we offer e-mail service, which a third party provides. The e-mail service may expose us to potential liabilities or claims resulting from unsolicited e-mail, lost or misdirected messages, fraudulent use of e-mail or delays in e-mail service. We also enter into agreements with commerce partners and sponsors under which we are entitled to receive a share of any revenue from the purchase of goods and services through direct links from our site. After the Azazz acquisition in February 1999, we also began selling products directly to consumers. Those arrangements may expose us to additional legal risks, regulations by local, state, federal and foreign authorities and potential liabilities to consumers of these products and services, even if we do not ourselves provide these products or services. We cannot assure you that any indemnification provided to us in our agreements with these parties will be adequate.

     Even if these claims do not result in our liability, we could incur significant costs in investigating and defending against these claims. The imposition of potential liability for information carried on or disseminated through our systems could require us to implement measures to reduce our exposure to liability. Those measures may require the expenditure of substantial resources and limit the attractiveness of our services. Additionally, our insurance policies may not cover all potential liabilities to which we are exposed.

WE MAY HAVE TROUBLE EXPANDING INTERNATIONALLY.

     A part of our strategy is to expand into foreign markets. There can be no assurance that the Internet or our community model will become widely accepted for advertising and electronic commerce in any international markets. To expand overseas we intend to seek to enter into relationships with foreign business partners. This strategy contains risks, including:

     o we may experience difficulty in managing international operations because of distance, as well as language and cultural differences;

     o we or our future foreign business associates may not be able to successfully market and operate our services in foreign markets;

     o because of substantial anticipated competition, it will be necessary to implement our business strategy quickly in international markets to obtain a significant share of the market; and

     o we do not have the content or services necessary to substantially expand our operations in many foreign markets.

     We will unlikely be able to significantly penetrate these markets unless we gain the relevant content, either through partnerships, other business arrangements or possibly acquisitions with content-providers in these markets. There are also risks inherent in doing business on an international level, including:

     o    unexpected changes in regulatory requirements;

     o    trade barriers;

     o    difficulties in staffing and managing foreign operations;

     o fluctuations in currency exchange rates and the introduction of the euro;

     o    longer payment cycles in general;

     o    problems in collecting accounts receivable;

     o    difficulty in enforcing contracts;

     o    political and economic instability;

     o seasonal reductions in business activity in certain other parts of the world; and

     o    potentially adverse tax consequences.

VARIOUS STOCKHOLDERS, INDIVIDUALLY OR IN THE AGGREGATE, MAY CONTROL US.

     Michael S. Egan, our Chairman, beneficially owns or controls, directly or indirectly, 6,123,024 shares of our common stock which in the aggregate represents approximately 47.8% of the outstanding shares of our common stock. Todd V. Krizelman and Stephen J. Paternot, our Co-Chief Executive Officers and Co-Presidents, collectively, beneficially own 15.2% of our common stock.

     Messrs. Egan, Krizelman, Paternot and Edward A. Cespedes and Rosalie
V. Arthur, each of whom is a director of our company, have entered into a stockholders' agreement. As a result of the stockholders' agreement, Mr. Egan has agreed to vote for up to two nominees of Messrs. Krizelman and Paternot to the board of directors and Messrs. Krizelman and Paternot have agreed to vote for the nominees of Mr. Egan to the board, which will be up to five directors. Consequently, Mr. Egan, Krizelman and Paternot control the ability to elect a majority of our directors. In addition, collectively Messrs. Egan, Krizelman and Paternot have the ability to control the outcome of all issues submitted to a vote of our stockholders requiring majority approval. Additionally, each party other than Mr. Egan has granted an irrevocable proxy with respect to all matters subject to a stockholder vote to Dancing Bear Investments, Inc., an entity controlled by Mr. Egan, for any shares held by that party received upon the exercise of outstanding warrants for 225,000 shares of our common stock. The stockholders' agreement also provides for tag-along and drag-along rights in connection with any private sale of these securities.

THE YEAR 2000 ISSUE MAY AFFECT OUR OPERATIONS.

     Year 2000 issues related to non-compliant information technology systems or non-information technology systems operated by us or by third parties may affect us. We have substantially completed an assessment of our internal and external third-party information technology systems and non-information technology systems and a test of the information technology systems that support our web site. At this point in our assessment and testing, we are not aware of any Year 2000 problems relating to systems operated by us or by third parties that would have a material effect on our business, without taking into account our efforts to avoid these problems. Based on our assessment to date, we do not anticipate that costs associated with remediating our non-compliant information technology systems or non-information technology systems will be material, although we cannot assure you that this will be the case. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Impact of the Year 2000."

     To the extent that we finalize our assessment without identifying any material non-compliant information technology systems operated by us or by third parties, the most reasonably likely worst case Year 2000 scenario is the failure of one or more of our vendors of hardware or software or one or more providers of non-information technology systems to properly identify any Year 2000 compliance issues and remediate any issues before December 31, 1999. A failure could prevent us from operating our business, prevent users from accessing our web site, or change the behavior of advertising customers or persons accessing our web site. We believe that the primary business risks, in the event of a failure, would include, but not be limited to:

     o    lost advertising revenues;

     o    increased operating costs;

     o    loss of customers or persons accessing our web site;

     o    other business interruptions of a material nature; and

     o claims of mismanagement, misrepresentation, or breach of contract.

Any of these risks could have a material adverse effect on our business.

OUR STOCK PRICE IS VOLATILE.

     The trading price of our common stock has been volatile and may continue to be volatile in response to various factors, including:

     o    quarterly variations in our operating results;

     o    competitive announcements;

     o    changes in financial estimates by securities analysts;

     o the operating and stock price performance of other companies that investors may deem comparable to us; and

     o    news relating to trends in our markets.

The stock market has experienced significant price and volume fluctuations, and the market prices of technology companies, particularly Internet-related companies, have been highly volatile. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against a company. Litigation, if instituted, whether or not successful, could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on our business.

THE SALE OF SHARES ELIGIBLE FOR FUTURE SALE IN THE OPEN MARKET COULD DEPRESS OUR STOCK PRICE.

     Sales of significant amounts of common stock in the public market in the future or the perception that sales will occur could materially and adversely affect the market price of the common stock or our future ability to raise capital through an offering of our equity securities. There are 6,495,840 shares of common stock held by our stockholders that are "restricted securities," as that term is defined in Rule 144 of the Securities Act of 1933. Restricted securities may be sold in the public market only if registered or if they qualify for an exemption from registration under Rules 144, 144(k) or 701 under the Securities Act. In connection with our initial public offering, all of our directors, officers and the holders of a substantial portion of our stock agreed, with exceptions, that they will not sell any common stock without the prior consent of Bear, Stearns & Co. Inc. before May 12, 1999. Following this date, approximately 1,133,380 shares of the restricted securities will be immediately eligible for sale in the public market under Rule 144 without volume limitation or further registration under the Securities Act, not including approximately 5,362,460 shares held by our "affiliates", within the meaning of the Securities Act. These 5,362,640 shares will be eligible for public sale subject to volume limitation.

     There are outstanding options to purchase 1,711,843 shares of common stock which are eligible for sale in the public market from time to time depending on vesting and the expiration of lock-up agreements. The issuance of these securities are registered under the Securities Act. In addition, there are outstanding warrants to purchase up to 2,023,009 shares of our common stock upon exercise. Substantially all of our stockholders holding restricted securities, including shares issuable upon the exercise of warrants to purchase our common stock, are entitled to registration rights under various conditions.

     In the near future we intend to file a Form S-8 registration statement under the Securities Act to register 41,017 shares of common stock issuable upon the exercise of options assumed in connection with the acquisition of Azazz. The registration statement is expected to become effective immediately upon filing and shares covered by that registration statement will be eligible for sale in the public markets. We also intend to file a registration statement for the 343,916 shares of common stock issued to acquire Azazz pursuant to a registration rights agreement.

ANTI-TAKEOVER PROVISIONS AFFECTING US COULD PREVENT OR DELAY A CHANGE OF
CONTROL.

     Provisions of our charter, by-laws and stockholder rights plan and provisions of applicable Delaware law may discourage, delay or prevent a merger or other change of control that a stockholder may consider favorable. Our board of directors has the authority to issue up to three million additional shares of preferred stock and to determine the price and the terms, including preferences and voting rights, of those shares without stockholder approval. Although we have no current plans to issue additional shares of our preferred stock, any issuance could:

     o have the effect of delaying, deferring or preventing a change in control of our company;

     o discourage bids of our common stock at a premium over the market price; or

     o adversely affect the market price of, and the voting and other rights of the holders of, our common stock.

     We must follow Delaware laws that could have the effect of delaying, deterring or preventing a change in control of our company. One of these laws prohibits us from engaging in a business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder, unless various conditions are met. In addition, provisions of our charter and by-laws, and the significant amount of common stock held by our executive officers, directors and affiliates, could together have the effect of discouraging potential takeover attempts or making it more difficult for stockholders to change management.

WE DO NOT EXPECT TO PAY CASH DIVIDENDS.

     We do not anticipate paying any cash dividends in the foreseeable future.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS PAGE

          Independent Auditors' Report                                   41

          Balance Sheets as of December 31, 1998 and 1997                42

          Statements of Operations for each of the three
          years in the period ended December 31, 1998                    43

          Statements of Stockholders' Equity for each of the
          three years in the period ended December 31, 1998              44

          Statements of Cash Flows for each of the three years
          in the period ended December 31, 1998                          45

          Notes to Financial Statements                                  46

          Financial Statement Schedules:

                   II - Valuation and Qualifying Accounts
                     for each of the three years in the
                       period ended December 31, 1998          Exhibit 99.1

All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or Notes thereto.




                        INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
theglobe.com, inc.:

     We have audited the accompanying balance sheets of theglobe.com, inc. as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of theglobe.com, inc. as of December 31, 1998 and 1997, and the results of its operations and cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all respects, the information set forth therein.


                                                  /s/ KPMG LLP


New York, New York
February 20, 1999









                             THEGLOBE.COM, INC.


                               BALANCE SHEETS


                                                                           DECEMBER 31,
                                                                     ------------------------
                                                                         1998         1997
                                                                     ------------ -----------
                             ASSETS

Current assets:

    Cash and cash equivalents....................................     $29,250,572  $5,871,291
    Short-term investments.......................................         898,546  13,003,173
    Accounts receivable, less allowance for doubtful accounts of
      $300,136 and $12,000 in 1998 and 1997, respectively........       2,004,875     254,209
    Prepaids and other current assets............................         678,831          --
                                                                     ------------ -----------
        Total current assets.....................................      32,832,824  19,128,673
Property and equipment, net......................................       3,562,559     325,842
Restricted investments...........................................       1,734,495          --
Other assets.....................................................              --       7,657
                                                                     ------------ -----------
        Total assets.............................................     $38,129,878 $19,462,172
                                                                     ============ ===========


              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable.............................................     $ 2,614,445  $  396,380
    Accrued expense..............................................         817,463     325,454
    Accrued compensation.........................................         691,279   1,148,999
    Deferred revenue.............................................         673,616     113,290
    Current installments of obligations under capital leases.....       1,026,728      27,174
                                                                     ------------ -----------
        Total current liabilities................................       5,823,531   2,011,297
Obligations under capital leases, excluding current installments.       2,005,724      98,826
Stockholders' equity:
    Preferred Stock, 3,000,000 shares authorized:
      Convertible preferred stock, Series A through E, $0.001 par value; 2,900,001 shares authorized; -0- and 1,449,995.5,
      shares issued and outstanding at December 31, 1998 and 1997, respectively; aggregate liquidation  preference of -0- and
      $21,886,110 at December 31, 1998 and 1997, respectively........          --       1,450
    Common stock, $0.001 par value; 100,000,000 shares authorized;
      10,312,256 and 1,154,271 shares issued and outstanding at
      December 31, 1998 and 1997 respectively........................      10,312       1,154
    Additional paid-in capital.......................................  50,914,494  21,866,965
    Deferred compensation............................................    (128,251)    (76,033)
    Net unrealized loss on securities................................     (50,006)    (41,201)
    Accumulated deficit.............................................. (20,445,926) (4,400,286)
                                                                     ------------ -----------
        Total stockholders' equity...............................      30,300,623  17,352,049
Commitments......................................................    ------------ -----------
        Total liabilities and stockholders' equity...............     $38,129,878 $19,462,172
                                                                     ============ ===========


                    See accompanying notes to financial statements.


                                      THEGLOBE.COM, INC.

                                   STATEMENTS OF OPERATIONS


                                                              YEAR ENDED DECEMBER 31,
                                                  -------------------------------------
                                                      1998          1997        1996
                                                  ------------ ------------ -----------
Revenues........................................  $  5,509,818  $   770,293   $ 229,363
Cost of revenues................................     2,238,871      423,706     116,780
                                                  ------------ ------------ -----------
        Gross profit............................     3,270,947      346,587     112,583

Operating expenses:
    Sales and marketing.........................     9,298,683    1,248,349     275,947
    Product development.........................     2,632,613      153,667     120,000
    General and administrative..................     6,828,134    2,827,591     489,073
    Non-recurring charge........................     1,370,250           --          --
                                                  ------------ ------------ -----------
        Loss from operations....................   (16,858,733)  (3,883,020)   (772,437)
                                                  ------------ ------------ -----------

Other income (expense):
    Interest and dividend income................     1,083,400      334,720      25,966
    Interest and other expense..................      (191,389)          --      (3,709)
                                                  ------------ ------------ -----------
        Total other income (expense), net.......       892,011      334,720      22,257
                                                  ------------ ------------ -----------
        Loss before provision for income taxes..   (15,966,722)  (3,548,300)   (750,180)
                                                  ------------ ------------ -----------
Provision for income taxes......................        78,918       36,100          --
                                                  ------------ ------------ -----------
        Net loss................................  $(16,045,640) $(3,584,400)  $(750,180)
                                                  ============ ============ ===========
Basic and diluted net loss per share............  $      (6.74) $     (3.13)  $   (0.67)
                                                  ============ ============ ===========
Weighted average basic and diluted shares
  outstanding....................................    2,381,140    1,146,773   1,125,000
                                                  ============ ============ ===========

                       See accompanying notes to financial statements.


                                      THEGLOBE.COM, INC.

                              STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                     ADDITIONAL                  OTHER                  TOTAL
                            CONVERTIBLE                               PAID-IN     DEFERRED   COMPENSATION ACCUMULATED STOCKHODLERS'
                          PREFERRED STOCK       COMMON STOCK          CAPITAL   COMPENSATION     LOSS       DEFICIT     EQUITY
                      ----------------------- ---------------------- ---------- ------------ ------------ ----------- -------------
                        SHARES      AMOUNTS     SHARES     AMOUNTS
                        ------      -------     ------     -------

Balance as of
  December 31, 1995..   1,134,910      $1,135   1,125,000    $1,125    $695,163  $       --   $       --    $(65,706)      $631,717
Net loss.............          --          --          --        --          --          --           --    (750,180)      (750,180)
                                                                                                                      -------------
Comprehensive loss...                                                                                                      (750,180)
                                                                                                                      -------------
Issuance of Series B
  convertible
  preferred stock....      23,810          24          --        --      24,961          --           --          --         24,985
Issuance of Series C
  convertible
  preferred stock....     221,250         221          --        --     884,749          --           --          --        884,970
Deferred compensation          --          --          --        --      25,053     (25,053)          --          --             --
Amortization of
  deferred
  compensation.......          --          --          --        --          --       4,000           --          --          4,000
                      ----------- ----------- ----------- ---------- ---------- ------------ ------------ ----------- -------------
Balance at December
  31, 1996...........   1,379,970       1,380   1,125,000     1,125   1,629,926     (21,053)          --    (815,886)       795,492
Net loss.............          --          --          --        --          --          --           --  (3,584,400)    (3,584,400)
Net unrealized loss
  on securities......          --          --          --        --          --          --      (41,201)         --        (41,201)
                                                                                                                      -------------
Comprehensive loss...                                                                                                    (3,625,601)
Issuance of Series C
  convertible
  preferred stock....      70,000          70          --        --     279,930          --           --          --        280,000
Exercise of stock
  options............          --          --      29,271        29       4,478          --           --          --          4,507
Issuance of Series D
  convertible
  preferred stock,
  net of expense of
  $130,464...........        25.5          --          --        --  19,869,536          --           --          --     19,869,536
Deferred compensation          --          --          --        --      83,095     (83,095)          --          --             --
Amortization of
  deferred
  compensation.......          --          --          --        --          --      28,115           --          --         28,115
                      ----------- ----------- ----------- ---------- ---------- ------------ ------------ ----------- -------------
Balance at
  December 31, 1997.. 1,449,995.5       1,450   1,154,271     1,154  21,866,965     (76,033)     (41,201) (4,400,286)    17,352,049
Net loss.............          --          --          --        --          --          --           -- (16,045,640)   (16,045,640)
Change in net
  unrealized loss on
  securities.........          --          --          --        --          --          --       (8,805)         --         (8,805)
                                                                                                                      -------------
Comprehensive loss...                                                                                                   (16,054,445)
                                                                                                                      -------------
Deferred compensation          --          --          --        --     118,125    (118,125)          --          --             --
Amortization of
  deferred
  compensation.......          --          --          --        --          --      65,907           --          --         65,907
Exercise of stock
  options............          --          --     199,083       199     254,818          --           --          --        255,017
Conversion of
  preferred stock in
  connection with the
  Company's IPO......  (1,449,995)     (1,450)  5,473,735     5,474      (4,024)         --           --          --             --
Issuance of Common
  Stock in connection
  for services.......          --          --       3,500         3      31,497          --           --          --         31,500
Issuance of common
  stock in connection
  with the Company's
  IPO, net of
  issuance costs of
  $4,054,658.........          --          --   3,481,667     3,482  27,276,863          --           --          --     27,280,345
Transfer of warrants
  from significant
  shareholder to
  officers...........          --          --          --        --   1,370,250          --           --          --      1,370,250
                      ----------- ----------- ----------- ---------- ---------- ------------ ------------ ----------- -------------
Balance at
  December 31, 1998            --   $      --  10,312,256   $10,312 $50,914,494   $(128,251)    $(50,006)$(20,445,926)  $30,300,623
                      =========== =========== =========== ========== ========== ============ ============ =========== =============
                                             See accompanying notes to financial statements.



                            THEGLOBE.COM, INC.

                          STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                          -----------------------------------------
                                                              1998           1997        1996
                                                          ------------   -----------  -------------
Cash flows from operating activities:
  Net loss.......................................          $ (16,045,640) $(3,584,400)    $(750,180)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization..............                715,410       60,210        47,595
      Transfer of stock warrants from significant
        shareholder to officers..................              1,370,250           --            --
      Issuance of common stock for services......                 31,500           --            --
      Amortization of deferred compensation......                 65,907       28,115         4,000
    Changes in operating assets and liabilities:
      Accounts receivable, net...................             (1,750,666)    (188,081)      (63,103)
      Prepaids and other current assets..........               (678,831)       2,377        (2,377)
      Other assets...............................                  7,657           --            --
      Accounts payable...........................              2,218,065      265,902       120,684
      Accrued expenses...........................                492,009      310,220         9,635
      Accrued compensation.......................               (457,720)   1,148,999            --
      Deferred revenue...........................                560,326       81,146        32,144
                                                          -------------- ------------ -------------
    Net cash used in operating activities........            (13,471,733)  (1,875,512)     (601,602)
                                                          -------------- ------------ -------------

Cash flows from investing activities:
  Purchase of securities.........................                     --  (13,044,374)           --
  Proceeds from sale of securities...............             12,095,822           --            --
  Purchases of property and equipment............               (730,359)    (119,984)     (138,309)
  Payment of security deposits...................             (1,734,495)          --            --
                                                          -------------- ------------  -------------
    Net cash provided by (used in) investing
      activities.................................              9,630,968  (13,164,358)     (138,309)
                                                          -------------- ------------ -------------
Cash flows from financing activities:
  Payments under capital lease obligations.......               (315,316)          --            --
  Proceeds from exercise of common stock options.                255,017        4,507            --
  Net proceeds from issuance of common stock.....             27,280,345           --            --
  Payment of financing costs.....................                     --     (130,464)           --
  Proceeds from issuance of convertible preferred
    Series A, B and C stock......................                     --      280,000       909,955
  Proceeds from issuance of convertible preferred
    Series D stock...............................                     --   20,000,000            --
                                                          -------------- ------------ -------------
      Net cash provided by financing activities..             27,220,046   20,154,043       909,955
                                                          -------------- ------------ -------------
      Net change in cash and cash equivalents....             23,379,281    5,114,173       170,044
Cash and cash equivalents at beginning of period.              5,871,291      757,118       587,074
                                                          -------------- ------------  -------------
Cash and cash equivalents at end of period.......            $29,250,572   $5,871,291     $ 757,118
                                                          ============== ============ ==============
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest.....................................              $ 123,724     $    --      $   3,709
                                                          ============== ============ ==============
    Income taxes.................................              $  69,890     $    --      $      --
                                                          ============== ============ ==============
Supplemental disclosure of noncash transactions:
  Equipment acquired under capital leases........             $3,221,769    $ 126,000      $     --
                                                          ============== ============ ==============

                       See accompanying notes to financial statements.



                             THEGLOBE.COM, INC.

                       NOTES TO FINANCIAL STATEMENTS

                         DECEMBER 31, 1998 AND 1997


(1)       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Description of Business

     theglobe.com, inc. (the "Company") was incorporated on May 1, 1995 (inception) and commenced operations on that date. theglobe.com is an online community with members and users in the United States and abroad. theglobe.com's users are able to personalize their online experience by publishing their own content and interacting with others having similar interests. The Company's primary revenue source is the sale of advertising, with additional revenues generated through electronic commerce arrangements, development fees and the sale of membership service fees for enhanced services.

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

     (b) Initial Public Offerings

     On November 13, 1998, the Company completed an initial public offering and concurrent offering directly to certain investors in which it sold 3,481,667 shares of Common Stock, including 381,667 shares in connection with the exercise of the underwriters' over-allotment option, at $9.00 per share. Upon the closing of the offerings, all of the Company's preferred stock, par value $0.001 per share (the "Preferred Stock") automatically converted into an aggregate of 5,473,735 shares of Common Stock. Net proceeds from the offerings, after underwriting and placement agent fees of $2.0 million and offering costs of $2.0 million were $27.3 million.

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

     (d) Cash and Cash Equivalents

     The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. Cash equivalents at December 31, 1998 were approximately $2,955,044 and at December 31, 1997 were approximately $3,997,000, which consisted of corporate bonds and mutual funds.

     (e) Short-term Investments

     Short-term investments are classified as available-for-sale and are available to support current operations or to take advantage of other investment opportunities. These investments are corporate bonds, commercial paper and corporate bond funds which are stated at their estimated fair value based upon publicly available market quotes. Unrealized gains and losses are computed on the basis of specific identification and are included in stockholders' equity. Realized gains, realized losses and declines in value, judged to be other-than-temporary, are included in other income. There were no material gross realized gains or losses from sales of securities in the periods presented. The costs of securities sold are based on the specific-identification method and interest earned is included in interest income. As of December 31, 1998, the Company had gross unrealized losses of $50,006 from its short-term investments. As of December 31, 1997, the Company had gross unrealized losses of $41,678 and gross unrealized gains of $477 from its short-term investments.

     (f) Property and Equipment

     Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally ranging from three to five years. Equipment under capital leases is stated at the present value of minimum lease payments and is amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets.

     (g) Restricted Investments

     At December 31, 1998, restricted investments included security deposits held in certificates of deposit and other interest bearing accounts as collateral for certain capital lease equipment and office space leases.

     (h) Impairment of Long-Lived Assets

     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. To date, no such impairment has been recorded.

     (i) Income Taxes

     The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that the tax change occurs. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

     (j) Revenue Recognition

     The Company's revenues are derived principally from the sale of banner advertisements under short-term contracts. To date, the duration of the Company's advertising commitments has generally averaged from one to three months. Advertising revenues are recognized ratably in the period in which the advertisement is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Company obligations typically include the guarantee of a minimum number of "impressions" or times that an advertisement appears in pages viewed by the users of the Company's online properties.

     The Company also derived other revenues from its membership service fees, electronic commerce revenue shares and sponsorship placements within the Company's site. Membership service fees are deferred and recognized ratably over the term of the subscription period. Revenues from the Company's share of proceeds from its electronic commerce partner's sales are recognized upon notification from its partners of sales attributable to the Company's site. The Company also earns additional revenue on sponsorship contracts for fees relating to the design, coordination, and integration of the customer's content and links. These development fees are recognized as revenue once the related activities have been performed. Other revenues accounted for 11% of revenues for the year ended December 31, 1998, 23% for 1997 and 5% for 1996.

     The Company trades advertisements on its web properties in exchange for advertisements on the Internet sites of other companies. Barter revenues and expenses are recorded at the fair market value of services provided or received, whichever is more determinable in the circumstances. Revenue from barter transactions is recognized as income when advertisements are delivered on the Company's web properties. Barter expense is recognized when the Company's advertisements are run on other companies' web sites, which is typically in the same period when the barter revenue is recognized. Barter revenues and expenses were approximately $103,000 for the year ended December 31, 1998, $166,500 for 1997 and $-0-
for 1996.

     (k) Product Development

     Product development expenses include professional fees, staff costs and related expenses associated with the development, testing and upgrades to the Company's web site as well as expenses related to its editorial content and community management and support. Product development costs and enhancements to existing products are charged to operations as incurred. To date, completion of a working model of the Company's products and general release have substantially coincided. As a result, the Company has not capitalized any software development costs since such costs have not been significant.

     (l) Advertising

     Advertising costs are expensed as incurred. Advertising costs totaling $7.3 million for the year ended December 31, 1998, $1,057,606 for 1997 and $202,986 for 1996, are included in sales and marketing expenses in the Company's statements of operations.

     (m) Stock-Based Compensation

     The Company has adopted Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principle Board ("APB") Opinion No. 25 and provide pro forma net earnings disclosures for employee stock option grants if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

     (n) Net Loss Per Common Share

     The Company adopted SFAS No. 128, "Computation of Earnings Per Share," during the year ended December 31, 1997. In accordance with SFAS No. 128 and the SEC Staff Accounting Bulletin No. 98, basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the conversion of the Convertible Preferred Stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the Treasury Stock method); common equivalent shares are excluded from the calculation if their effect is anti-dilutive. Pursuant to SEC Staff Accounting Bulletin No. 98, common stock and convertible preferred stock issued for nominal consideration, prior to the anticipated effective date of an IPO, are required to be included in the calculation of basic and diluted net loss per share, as if they were outstanding for all periods presented. To date, the Company has not had any issuances or grants for nominal consideration.

     Diluted loss per share has not been presented separately, as the outstanding stock options, warrants and contingent stock purchase warrants are anti-dilutive for each of the periods presented.

     Diluted net loss per common share for the year ended December 31, 1998, 1997 and 1996 does not include the effects of options to purchase 1,415,121, 721,979 and 342,049 shares of common stock, respectively; 2,023,009, 1,761,366 and -0- common stock warrants, respectively; and -0-, 4,953,327 and 1,379,970 shares of convertible preferred stock on an "as if" converted basis, respectively.

     (o) Fair Value of Financial Instruments

     The carrying amount of certain of the Company's financial instruments, including cash, short-term investment, accounts receivable, accounts payable and accrued expenses, approximate fair value because of their short maturities. The carrying amount of the Company's capital lease obligations approximate the fair value of such instruments based upon the implicit interest rate of the leases.

     (p) Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income generally represents all changes in shareholders' equity during the period except those resulting from investments by, or distributions to, shareholders. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. We adopted SFAS 130 as of December 31, 1997 and have presented comprehensive income for all periods presented in the Statement of Shareholders' Equity.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of and Enterprise and Related Information." SFAS No. 131 establishes standards for the way that a public enterprise reports information about operating segments in annual financial statements, and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and requires statement of earlier periods presented. The Company has determined that it does not have any separately reporting business segments.

     In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Corporate Software Developed or Obtained for Internal Use", which establishes guidelines for the accounting for the costs of all computer software developed or obtained for internal use. We adopted SOP 98-1 effective for the year ended December 31, 1998. The adoption of SOP 98-1 is not expected to have a material impact on our financial statements.

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

     (q) Stock Split

     In May 1996, the Company authorized and implemented a ten-for-one common stock split. In August 1997, the Company authorized and implemented an additional ten-for-one preferred stock split. In September 1998, the Company authorized a one-for-two reverse stock split of all common and preferred stock. All share and per share information in the accompanying financial statements has been retroactively restated to reflect the effect of the stock splits and the reverse stock split.


(2)       CONCENTRATION OF CREDIT RISK

     Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and trade accounts receivable. The Company invests its cash and cash equivalents among a diverse group of issuers and instruments. The Company performs periodic evaluations of these investments. From time to time, the Company's cash balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits.

     The Company's customers are concentrated in the United States. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information; to date, such losses have been within management's expectations.

     For the year ended December 31, 1998, there were no customers that accounted for over 10% of revenues generated by the Company, or of accounts receivable at December 31, 1998.

     For the year ended December 31, 1997, there were no customers that accounted for over 10% of revenues generated by the Company or of accounts receivable at December 31, 1997.

     For the year ended December 31, 1996, one customer accounted for approximately 71% of total revenues generated by the Company and 90% of accounts receivable at December 31, 1996.


(3)       PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                   DECEMBER 31,   DECEMBER 31,
                                                                       1998           1997
                                                                   ------------   ------------
Computer equipment, including assets under capital leases of
  $3,305,598, and $126,000, respectively........................    $4,298,702      $ 421,164
Furniture and fixtures, including assets under capital leases of
  $42,171, and $-0-, respectively...............................        88,819         14,230
                                                                    ----------      ---------
                                                                     4,387,521        435,394
Less accumulated depreciation and amortization, including
  amounts related to assets under capital leases of $460,988 and
  $-0-, respectively............................................       824,962        109,552
                                                                    ----------      ---------
    Total.......................................................    $3,562,559      $ 325,842
                                                                    ==========      =========


(4)       INCOME TAXES

     Income taxes for the year ended December 31, 1998 and 1997 are based solely on state and local taxes on business and investment capital. The Company did not incur any income taxes for the year ended December 31, 1996.

     The difference between the provision for income taxes computed at the statutory rate and the reported amount of tax expense (benefit) attributable to income before income taxes for the years ended December 31, 1998, 1997 and 1996 are as follows:


                                                          1998            1997           1996
                                                       -----------     -----------     ----------
Tax benefit at statutory rates...................      $(5,588,353)    $(1,218,695)    $(257,781)
Increase (reduction) in income taxes resulting
  from:
    State and local income taxes, net of Federal
      income tax benefit.........................       (1,665,150)       (458,817)     (45,131)
    Meals and entertainment......................           13,521           3,266          268
    Other, net...................................          (44,324)             --           --
    Valuation allowance adjustment...............        7,363,224       1,710,346      302,644
                                                         ---------       ---------      -------
                                                         $  78,918       $  36,100    $      --
                                                         =========       =========      =======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below.

                                                        1998           1997

Deferred tax assets:
    Net operating loss carryforwards...........   $13,411,724      $2,018,635
    Allowance for doubtful accounts............       138,063           5,520
    Depreciation...............................       (27,600)             --
    Issuance of warrants.......................       630,315              --
    Deferred compensation......................        45,090          14,773
    Other......................................        96,600              --
                                                  -----------      ----------
        Total gross deferred tax assets........    14,294,192       2,038,928
Less valuation allowance.......................   (14,294,192)     (2,038,928)
                                                  -----------      ----------
        Net deferred tax assets................   $        --      $      --
                                                  ===========      ==========

     Because of the Company's lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance for deferred tax assets as of December 31, 1998 was $14,294,192 and as of December 31, 1997 was $2,038,928. The net change in the total valuation allowance for the year ended December 31, 1998 was $12,255,264 and $1,710,346 for 1997. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Of the total valuation allowance of $14,294,192, subsequently recognized tax benefits, if any, in the amount of $4,892,040 will be applied directly to contributed capital.

     At December 31, 1998, the Company had net operating loss carryforwards available for federal and state income tax purposes of $29.2 million. These carryforwards expire through 2018 for federal purposes and state purposes.

     Under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), the utilization of net operating loss carryforwards may be limited under the change in stock ownership rules of the Code. As a result of ownership changes which occurred in August 1997, the Company's operating tax loss carryforwards and tax credit carryforwards are subject to these limitations.


(5)       CAPITALIZATION

     Authorized Shares

     In July 1998, the Company amended and restated its certificate of incorporation. As a result, the total number of shares which the Company is authorized to issue is 103,000,000 shares: 100,000,000 of these shares are Common Stock, each having a par value of $0.001; and 3,000,000 shares are Preferred Stock, each having a par value of $0.001.

     Common Stock

     The Company issued 199,083 and 29,271 shares of Common Stock in connection with the exercise of certain stock options in 1998 and 1997, respectively. In November 1998, the Company issued 3,481,667 shares of Common Stock in connection with its initial public offering and concurrent offering. Upon consummation of the offerings, all of the Company's outstanding Preferred Stock was converted into 5,473,735 shares of Common Stock.

     Convertible Preferred Stock

     As of December 31, 1997, the Company had five series of Convertible Preferred Stock (collectively "Preferred Stock") authorized and of which only four of the series were outstanding. The holders of the various series of Preferred Stock generally have the same rights and privileges. Each class of the Company's Preferred Stock is convertible into Common Stock, as defined below, and has rights and preferences which are generally more senior to the Company's Common Stock and are more fully described in the Company's amended and restated certificate of incorporation.

     In 1996, the Company completed a private placement of 221,250 shares of Series C Preferred Stock at $4.00 per share for an aggregate price of approximately $885,000, paid in cash.

     In April 1997, the Company amended the Series C Preferred Stock agreement in order to extend the above private placement of Series C Preferred Stock to April 15, 1997. In connection with this private placement, the Company issued an additional 70,000 shares of Series C Preferred Stock at $4.00 per share for an aggregate price of $280,000 in 1997.

     In August 1997, the Company authorized and issued 25.5 shares of Series D Preferred Stock for an aggregate cash amount of $20,000,000 in connection with the investment by Dancing Bear Investments, Inc., an entity controlled by the Chairman, which holds a majority interest in the Company. These shares constituted 51% of the fully diluted capital stock of the Company at the time of exercise, as defined. In addition to the Series D Preferred Stock, Dancing Bear Investments, Inc. also received warrants which provided the right to purchase up to 5 shares of Series E Preferred Stock representing 10% of the fully diluted capital stock of the Company at the time of exercise for an aggregate purchase price of $5,882,353, if exercised in total. In connection with the Dancing Bear investment, two officers and shareholders of the Company received $500,000 each as signing bonuses in connection with their employment agreements. Such amounts were accrued for at that time and were subsequently paid in the first quarter of 1998.

     The conversion rate of the Series A, B and C Preferred Stock, as defined in the original private placement agreements was the quotient obtained by dividing the applicable series' original issue price by the applicable series' conversion price. The original issue price and conversion price was $0.20 per share for Series A, $1.05 per share for Series B and $4 per share for Series C, as determined by negotiations among the parties. Each share of Series D and E Preferred Stock was convertible into an amount of common representing 1% of the fully diluted capital stock, as defined in the original private placement agreement. Such conversion features were determined by negotiations among the parties.

     In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, as defined, on a pari passu basis, an amount equal to $0.20 per share for Series A, $1.05 per share for Series B, $4 per share for Series C, $784,314 per share for Series D and $1,176,471 per share for Series E, would be paid out of the assets of the Company available for distribution before any such payments would be made on any shares of the Company's common shares or any other capital stock of the Company other than the Preferred Stock, plus any declared but unpaid dividends.

     Upon consummation of the offerings, all of the Company's outstanding Preferred Stock was converted into 5,473,735 shares of Common Stock.

     The following table summarizes the Convertible Preferred Stock authorized, issued and outstanding and liquidation preferences:

                                                     PREFERRED SHARES              EQUIVALENT SHARES OF
                                                  ISSUED AND OUTSTANDING                COMMON STOCK
                                        --------------------------------------- --------------------------
                                           SHARES
                                         AUTHORIZED      1998          1997          1998       1997
                                        ------------ ------------ ------------- ------------ -------------

Series A...........................       1,165,990          --        582,995           --      582,995
Series B...........................       1,151,450          --        575,725           --      575,725
Series C...........................         582,500          --        291,250           --      291,250
Series D...........................              51          --             25.5         --    3,503,357
Series E...........................              10          --             --    2,023,009    1,761,366
                                        ------------ ------------ ------------- ------------ -------------
                                          2,900,001          --      1,449,995.5  2,023,009    6,714,693
                                        ============ ============ ============= ============ =============


                                                     LIQUIDATION
                                                      PREFERENCE     LIQUIDATION PREFERENCE
                                                         PER      ---------------------------
                                                        SHARE          1998          1997
                                                     ------------ ------------- -------------
Series A.........................................   $        0.20         --        116,599
Series B.........................................   $        1.05         --        604,511
Series C.........................................   $        4.00         --      1,165,000
Series D.........................................   $  784,313.72         --     20,000,000
Series E.........................................   $1,176,470.60         --             --
                                                     ------------ ------------- -------------
                                                                          --     21,886,110
                                                                  ============= =============

     The number of common shares that the outstanding Series E Warrants are convertible into upon exercise became fixed as a result of the consummation of the offerings at 2,023,009 shares. These warrants are immediately exercisable at approximately $2.91 per share.


(6)       NON-RECURRING CHARGE

     The Company recorded a non-cash, non-recurring charge of $1,370,250 to earnings in the third quarter of 1998 in connection with the transfer of Series E Warrants to acquire 225,000 shares of Common Stock by Dancing Bear Investments, Inc. (the Company's principal shareholder at the date of transfer) to certain officers of the Company, at an exercise price of approximately $2.91 per share. The Company accounted for such transaction as if it were a compensatory plan adopted by the Company. Accordingly, such amount was recorded as a non-cash, non-recurring compensation expense in the Company's statement of operation for services provided by such officers to the Company with an offsetting increase to additional paid-in capital. The amount of such non-cash charge was based on the difference between the fair market value at the time of the transfer ($9 per share) and the exercise price per warrant of approximately $2.91 per share.


(7)       STOCK OPTION PLAN

     During 1995, the Company established the 1995 Stock Option Plan, which was amended (the "Amended Plan") by the Board of Directors in December 1996. Under the Amended Plan, the Board of Directors may issue incentive stock options or nonqualified stock options to purchase up to 666,000 common shares. Incentive stock options must be granted at the fair market value of the Company's Common Stock at the date the option is issued.

     Nonqualified stock options may be granted to officers, directors, other employees, consultants and advisors of the Company. The option price for nonqualified stock options shall be at least 85% of the fair market value of the Company's Common Stock. The granted options under the amended plan shall be for periods not to exceed ten years. Incentive options granted to stockholders who own greater than 10% of the total combined voting power of all classes of stock of the Company must be issued at 110% of the fair market value of the stock on the date the options are granted.

     In connection with the Dancing Bear Investments investment, the Company reserved an additional 125,000 shares of its common stock for issuance upon the exercise of options to be granted in the future under the Amended Plan.

     In July 1998, the Company's 1998 Stock Option Plan (the "1998 Plan") was adopted by the Board of Directors and approved by the stockholders of the Company. The 1998 Plan authorized the issuance of 1,200,000 shares of Common Stock, subject to adjustment as provided in the 1998 Plan. The 1998 Plan provides for the grant of "incentive stock options" intended to qualify under Section 422 of the Code and stock options which do not so qualify. The granting of incentive stock options is subject to limitation as set forth in the 1998 Plan. Directors, officers, employees and consultants of the Company and its subsidiaries are eligible to receive grants under the 1998 Plan.

     The per share weighted-average fair value of stock options granted during 1998, 1997 and 1996 was $8.03, $0.32 and $0.16, respectively, on the date of grant using the option-pricing method with the following weighted-average assumptions: 1996--risk-free interest rate 6.18%, and an expected life of two years; 1997--risk-free interest rate 6.00%, and an expected life of three years; 1998--risk-free interest rate 5.00%, and an expected life of four years, and a volatility of 150%. As permitted under the provisions of SFAS No. 123, and based on the historical lack of a public market for the Company's units, no factor for volatility has been reflected in the option pricing calculation for 1997 and 1996.

     The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, compensation cost of $65,887, $28,115 and $4,000 has been recognized for its stock options granted below fair market value in 1998, 1997 and 1996, respectively, in the accompanying financial statements.

     Stock option activity during the periods indicated is as follows:

                                                                    WEIGHTED
                                                       OPTIONS      AVERAGE
                                                       GRANTED   EXERCISE PRICE
                                                    ------------ --------------
Outstanding at December 31, 1995.................       175,000        $0.02
Granted..........................................       167,049        $0.12
Exercised........................................           --
Canceled.........................................           --
                                                     ------------
Outstanding at December 31, 1996.................       342,049        $0.06
Granted..........................................       411,701        $0.74
Exercised........................................       (29,271)       $0.16
Canceled.........................................        (2,500)       $0.82
                                                     ------------
Outstanding at December 31, 1997.................       721,979        $0.44
Granted..........................................       917,550        $9.02
Exercised........................................      (202,583)       $1.26
Canceled.........................................       (21,825)       $0.78
                                                     ------------
Outstanding at December 31, 1998.................     1,415,121        $5.85
                                                     ============
Vested at December 31, 1997........................      397,983
                                                     ============
Vested at December 31, 1998........................      347,173
                                                     ============
Options available at December 31, 1997.............       39,751
                                                     ============
Options available at December 31, 1998.............      344,025
                                                     ============

     The following table summarizes information about stock options outstanding at December 31, 1998:


                                OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                    ------------------------------------------ ------------------------------
                                     WEIGHTED
                                     AVERAGE       WEIGHTED                       WEIGHTED
                                    REMAINING      AVERAGE                        AVERAGE
  RANGE OF             NUMBER      CONTRACTUAL     EXERCISE        NUMBER         EXERISE
EXERCISE PRICE       OUTSTANDING       LIFE         PRICE        OUTSTANDING       PRICE
------------------- ------------- ------------- -------------- --------------- ---------------
$0.02-$0.105            136,431      6.9 years      $ 0.04          120,486         $ 0.03
$0.40-$0.70             327,840      8.4            $ 0.67          163,137         $ 0.67
$0.82-$2.78             109,550      9.0            $ 1.66           26,050         $ 0.82
$4.60-$9.00             819,050      9.6            $ 8.80           37,500         $ 9.00
$27.44-$40.44            22,250      9.9            $30.22               --         $ 0.00
                    -------------                              ---------------
                      1,415,121                                     347,173
                    =============                              ===============


     At December 31, 1998, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $0.02--$40.44 and 9.03 years, respectively.

     The Company applies APB No. 25 in accounting for its stock options granted to employees and accordingly, no compensation expense has been recognized in the financial statements (except for those options issued with exercise prices less than fair market value at date of grant). Had the Company determined compensation expense based on the fair value at the grant date for its stock options issued to employees under SFAS No. 123, the Company's net loss would have been adjusted to the pro forma amounts indicated below:


                                                           1998         1997        1996
                                                           ----         ----        ----
Net loss--as reported.............................      $16,045,640  $3,584,400   $ 750,180
                                                        ===========  ==========   =========
Net loss--pro forma...............................      $21,289,917  $3,621,373   $ 756,135
                                                        ===========  ==========   =========
Basic net loss per common share--as reported......      $  (6.74)     $  (3.13)   $  (0.67)
                                                        ===========  ==========   =========
Basic net loss per common share--pro forma........      $  (8.94)     $  (3.16)   $  (0.67)
                                                        ===========  ==========   =========


(8)       COMMITMENTS

     (a) Office Leases

     The Company leases several facilities under noncancelable leases for varying periods through 2014.

     Rent expense for the operating leases was $424,494, $81,157 and $26,181 for the years ended December 31, 1998, 1997 and 1996, respectively.

     Future minimum payments under the various office operating leases are as follows:

YEAR  ENDED DECEMBER 31,                                       AMOUNT
------------------------                                  --------------
1999.................................................       $1,642,791
2000.................................................        1,645,080
2001.................................................        1,548,246
2002.................................................        1,361,579
2003.................................................        1,361,579
Thereafter...........................................       16,068,980
                                                           -----------
        Total minimum lease payments.................      $23,628,255
                                                           ===========

     (b) Equipment Leases

     The Company's lease obligations are collateralized by CDs and interest bearing accounts at December 31, 1998. Future minimum lease payments under noncancellable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease obligations as of December 31, 1998 are:


                                                                      CAPITAL   OPERATING
YEAR  ENDING DECEMBER 31,                                             LEASES      LEASES
-------------------------                                          ----------- ------------

1999............................................................    $1,353,905   $  25,158
2000............................................................     1,316,604      13,073
2001............................................................       936,191       9,060
2002............................................................        19,992       7,567
2003............................................................         1,666          --
                                                                   ----------- ------------
        Total minimum lease payments............................    $3,628,358   $  54,858
                                                                   =========== ============
Less amount representing interest (at rates ranging from 11% to
  16.8%)........................................................       595,906
                                                                   -----------
Present value of minimum capital lease payments.................     3,032,452
                                                                   -----------
Less current installments of obligation under capital leases....     1,026,728
                                                                   -----------
Obligations under capital leases, excluding current installments    $2,005,724
                                                                   ===========

(c) Employment Agreements

     The Company maintains employment agreements expiring in 2001 and 2002, with four executive officers of the Company. The employment agreements provide for minimum salary levels, incentive compensation and severance benefits, among other items.


(9)       RELATED PARTY TRANSACTIONS

     Certain officers and directors of the Company also serve as officers and directors of Dancing Bear Investments, Inc.

     The Company has entered into an electronic commerce contract with Republic Industries, Inc. ("Republic"), an entity affiliated with a Director of the Company, pursuant to which the Company has granted a right of first negotiation with respect to the exclusive right to engage in or conduct an automotive "clubsite" on theglobe.com web site through AutoNation, a subsidiary of Republic. Additionally, Republic has agreed to purchase advertising from the Company for a three-year period at a price which will be adjusted to match any more favorable advertising price quoted to a third party by the Company, excluding certain short-term advertising rates. In addition, the Company has entered into an electronic commerce arrangement with InteleTravel, an entity controlled by the Chairman of the Company, whereby the Company developed a web community for InteleTravel in order for its travel agents to conduct business through theglobe.com in exchange for access to InteleTravel customers for distribution of the Company's products and services. The Company believes that the terms of the foregoing arrangements are on comparable terms as if they were entered into with unaffiliated third parties. As of December 31, 1998, the Company received $83,300 and $265,000 from Republic and InteleTravel, respectively, in connection with these arrangements.


STOCKHOLDERS' AGREEMENT

     The Chairman, the Co-Chief Executive Officers, a Vice President and a Director of the Company and Dancing Bear Investments, Inc. (an entity controlled by the Chairman) entered into a Stockholders' Agreement (the "Stockholders' Agreement") pursuant to which the Chairman and Dancing Bear Investments, Inc. or certain entities controlled by the Chairman and certain permitted transferees (the "Chairman Group") will agree to vote for certain nominees of the Co-Chief Executive Officers or certain entities controlled by the Co-Chief Executive Officers and certain permitted transferees (the "Co-Chief Executive Officer Groups") to the Board of Directors and the Co-Chief Executive Officer Groups will agree to vote for the Chairman Group's nominees to the Board, who will represent up to five members of the Board. Additionally, pursuant to the terms of the Stockholders' Agreement, the Co-Chief Executive Officers, a Vice President and a Director have granted an irrevocable proxy to Dancing Bear Investments, Inc. with respect to any shares that may be acquired by them pursuant to the exercise of outstanding Warrants transferred to each of them by Dancing Bear Investments, Inc. Such shares will be voted by Dancing Bear Investments, Inc., which is controlled by the Chairman, and will be subject to a right of first refusal in favor of Dancing Bear Investments, Inc. upon certain private transfers. The Stockholders' Agreement also provides that if the Chairman Group sells shares of Common Stock and Warrants representing 25% or more of the Company's outstanding Common Stock (including the Warrants) in any private sale after the Offerings, the Co-Chief Executive Officer Groups, a Vice President and a Director of the Company will be required to sell up to the same percentage of their shares as the Chairman Group sells. If either the Chairman Group sells shares of Common Stock or Warrants representing 25% or more of the Company's outstanding Common Stock (including the Warrants) or the Co-Chief Executive Officer Groups sell shares or Warrants representing 7% or more of the shares and Warrants of the Company in any private sale after the Offerings, each other party to the Stockholders' Agreement, including entities controlled by them and their permitted transferees, may, at their option, sell up to the same percentage of their shares.


(10)      SUBSEQUENT EVENTS

     On February 1, 1999, theglobe.com formed Nirvana Acquisition Corp. ("Merger Sub"), a Washington corporation and a wholly-owned subsidiary of theglobe.com. Merger Sub was merged with and into factorymall.com inc., a Washington corporation d/b/a Azazz ("factorymall"), with factorymall as the surviving corporation. The merger was effected pursuant to the Agreement and Plan of Merger, dated February 1, 1999, by and among theglobe.com, Merger Sub, and factorymall and certain shareholders thereof. As a result of the Merger, factorymall became a wholly-owned subsidiary of theglobe.com. factorymall operates Azazz, a leading interactive department store.

     The consideration payable by theglobe.com in connection with the merger consists of 307,000 newly issued shares of common stock, par value $0.001, of theglobe.com. In addition, options to purchase shares of factorymall's common stock, without par value, were exchanged for options to purchase approximately 41,017 shares of theglobe.com Common Stock. Warrants to purchase shares of factorymall Common Stock were exchanged for warrants to purchase approximately 9,405 shares of theglobe.com Common Stock. theglobe.com also assumed certain bonus obligations of factorymall triggered in connection with the Merger which will result in the issuance by theglobe.com of approximately 36,864 shares of theglobe.com Common Stock and payment by theglobe.com of approximately $451,232 in cash. The Company also incurred expenses of approximately $694,300 related to the Merger.

     The total purchase price for this transaction was $22,776,549. The difference between the fair market value of factorymall's assets and the purchase price will be accounted for as goodwill and will be amortized over three years.

     The Company's Employee Stock Purchase Plan ("ESPP") was adopted by the Board of Directors in February 1999. The ESPP will provide eligible employees of the Company the opportunity to apply a portion of their compensation to the purchase of shares of the Company at a 15% discount. Two hundred thousand (200,000) shares of authorized but unissued Company common stock will be reserved for issuance under the ESPP. The ESPP is subject to stockholder approval.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

     None.




                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information called for by Part III, Item 10, regarding the Registrant's directors is included in the Company's Proxy Statement relating to the Company's annual meeting of stockholders to be held in May 1999, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Election of Directors." The Proxy Statement will be filed within 120 days of December 31, 1998, the Company's year end.

ITEM 11.  EXECUTIVE COMPENSATION

     Information called for by Part III, Item 11, is included in the Company's Proxy Statement relating to the Company's annual meeting of stockholders to be held in May 1999, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Executive Compensation." The Proxy Statement will be filed within 120 days of December 31, 1998, the Company's year end.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information called for by Part III, Item 12, is included in the Company's Proxy Statement relating to the Company's annual meeting of stockholders to be held in May 1999, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Beneficial Ownership of Shares." The Proxy Statement will be filed within 120 days of December 31, 1998, the Company's year end.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding the Company's relationships and related transactions is available under "Certain Transactions" in the Company's Proxy Statement relating to the Company's annual meeting of stockholders to be held in May 1999, and is incorporated herein by reference. The Proxy Statement will be filed within 120 days of December 31, 1998, the Company's year end.




                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)  The following documents are filed as part of this report:

     (1) Financial Statements: See Index to Financial Statements at Item 8 on page 38 of this report.

     (2) Financial Statement Schedule: See Index to Financial Statements at Item 8 on page 38 of this report.


(a)(3)    EXHIBITS

     The following Exhibits are attached hereto and incorporated herein by reference:

          2.1 Agreement and Plan of Merger dated as of February 1, 1999 by and among theglobe.com, inc., Nirvana
                    Acquisition Corp., factorymall.com, inc. d/b/a Azazz, and certain selling stockholders thereof**

          3.1 Form of Fourth Amended and Restated Certificate of Incorporation of the Company*

          3.2       Form of By-Laws of the Company*

          4.1 Second Amended and Restated Investor Rights Agreement among the Company and certain equity holders of the Company, dated as of August 13, 1997*

          4.2 Amendment No.1 to Second Amended and Restated Investor Rights Agreement among the Company and certain equity holders of the Company, dated as of August 31, 1998

          4.3       Registration Rights Agreement, dated as of September 1,
                    1998

          4.4 Specimen certificate representing shares of Common Stock of the Company*

          4.5       Amended and Restated Warrant to Acquire Shares of
                    Common Stock*

          4.6 Form of Rights Agreement, by and between the Company and American Stock Transfer & Trust Company as Rights Agent*

          4.7 Registration Rights Agreement among the Company and certain equity holders of the Company, dated February 1, 1999

          9.1 Stockholders' Agreement by and among Dancing Bear Investments, Inc., Michael Egan, Todd V. Krizelman, Stephan J. Paternot, Edward A. Cespedes and Rosalie V. Arthur, dated as of February 14, 1999

          10.1 Employment Agreement dated August 13, 1997, by and between the Company and Todd V. Krizelman*

          10.2 Employment Agreement dated August 13, 1997, by and between the Company and Stephan J. Paternot*

          10.3 Employment Agreement dated July 13, 1998, by and between the Company and Francis T. Joyce*

          10.4 Form of Indemnification Agreement between the Company and each of its Directors and Executive Officers*

          10.5 Lease Agreement dated January 14, 1997 between the Company and Fifth Avenue West Associates L.P.*

          10.6 Lease Agreement dated January 12, 1999 between the Company and Broadpine Realty Holding Company, Inc.

          10.7      1998 Stock Option Plan

          10.8      1995 Stock Option Plan*

          10.9      D.A.R.T. Service Agreement dated April 15, 1997*+

          10.10 Amendment dated as of May 1, 1998, to original D.A.R.T. Service Agreement dated April 15, 1997*+

          10.11 License Agreement between the Company and Engage Technologies, Inc. dated October 31, 1998. ++

          10.12 Employment Agreement dated August 31, 1998, by and between the Company and Dean Daniels*

          10.13 Agreement between the Company, Republic Industries, Inc., and Michael S. Egan, dated August 12, 1998, regarding the conduct of automotive clubsites on theglobe.com*+

          10.14 Data Center Space Lease between Telehouse International Corporation of America and the Company, dated August 24, 1998*

          10.15 Travel Services Alliance Agreement between the Company and Lowestfare.com, dated as of September 15, 1998*+

          10.16     Form of Employee Stock Purchase Plan

          11.1      Computation of Loss Per Share

          23.1      Consent of KPMG LLP

          23.2      Consent of ABC Interactive*

          27.1      Financial Data Schedule

          99.1      Valuation and Qualifying Accounts


(b)       REPORTS ON FORM 8-K

     No reports on Form 8-K were filed or required to be filed for the last quarter of the fiscal year.




------------------------------
* Incorporated by reference from our registration statement on Form S-1 (Registration No.333-59751).
** Incorporated by reference from our report on Form 8-K filed on February 16, 1999.
+    Confidential treatment granted as to parts of this document.
++   Confidential treatment requested.




                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 29, 1999

                              theglobe.com, inc.

                              By /s/ Todd V. Krizelman
                                -------------------------------------------
                                TODD V. KRIZELMAN
                                CO-CHIEF EXECUTIVE OFFICER AND CO-PRESIDENT


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 29th day of March, 1999.

            /s/ Michael S. Egan         Chairman
          -------------------------
             MICHAEL S. EGAN


           /s/ Todd V. Krizelman        Co-Chief Executive Officer,
          -------------------------     Co-President and Director
             TODD V. KRIZELMAN


           /s/ Stephan J. Paternot      Co-Chief Executive Officer, Co-
          -------------------------     President, Secretary and Director
             STEPHAN J. PATERNOT


              /s/ Francis T. J          Vice President and Chief Financial
          -------------------------     Officer (Chief Accounting Officer)
             FRANCIS T. JOYCE


            /s/ Edward A. Cespedes      Vice President of Corporate
          -------------------------     Development and Director
             EDWARD A CESPEDES


            /s/ Rosalie V. Arthur       Director
          -------------------------
             ROSALIE V. ARTHUR


          _________________________     Director
             HENRY C. DUQUES


           /s/ Robert M. Halperin       Director
          -------------------------
             ROBERT M. HALPERIN


          _________________________     Director
             DAVID A. HOROWITZ


          _________________________     Director
             H. WAYNE HUIZENGA