Form 10-K/A
period 1998-12-31
THEGLOBE COM INC
filed 1999-04-30
CIK 1066684

---------------------------------------------------------------------------

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

---------------------------------------------------------------------------

                                FORM 10-K/A
                              AMENDMENT NO. 1

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

                            ------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K [X].

Aggregate market value of the voting stock held by non-affiliates of the registrant as of the close of business on April 23, 1999: $372,823,421.*

Common Stock outstanding at April 23, 1999: 11,449,373 shares.

                     DOCUMENTS INCORPORATED BY REFERENCE
                     -----------------------------------

     None.

     *Includes voting stock held by third parties which may be deemed to be beneficially owned by affiliates, but for which such affiliates have disclaimed beneficial ownership.

---------------------------------------------------------------------------

The share amounts throughout the document do not give effect to the stock split that will be distributed to stockholders on May 14, 1999.

The undersigned registrant hereby amends Part III, Items 10, 11, 12 and 13 of its Form 10-K for the fiscal year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 30, 1999, to read in its entirety as follows:

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names, ages and positions of our executive officers and directors. Our board of directors appoints executive officers. Our executive officers serve at the discretion of our board. All directors hold office until the annual meeting of our stockholders following their election or until their successors are duly elected and qualified.

Name                        Age                       Position
-------------------------  -----  ------------------------------------------
Michael S. Egan..........   59    Chairman
Todd V. Krizelman........   25    Co-Chief Executive Officer, Co-President and
                                  Director
Stephan J. Paternot......   25    Co-Chief Executive Officer, Co-President,
                                  Secretary and Director
Dean S. Daniels..........   41    Vice President and Chief Operating Officer
Edward A. Cespedes.......   33    Vice President of Corporate Development and
                                  Director
Francis T. Joyce.........   46    Vice President, Chief Financial Officer and
                                  Treasurer
Rosalie V. Arthur........   40    Director
Henry C. Duques..........   56    Director
Robert M. Halperin.......   71    Director
David H. Horowitz........   70    Director
H. Wayne Huizenga........   61    Director


     MICHAEL S. EGAN. Mr. Egan has served as our Chairman since August 1997. Mr. Egan serves as the chairman of our board of directors and as an executive officer with primary responsibility for day-to-day strategic planning and financing arrangements. Mr. Egan has been the controlling investor of Dancing Bear Investments, a privately held investment company, since 1996. Dancing Bear Investments holds a controlling interest in us. From 1986 to 1996, he was the majority owner and Chairman of Alamo Rent-A-Car, Inc., now a subsidiary of AutoNation. Mr. Egan began his career with Alamo in 1976 and held various management and ownership positions during this period until he bought a controlling interest in 1986. Mr. Egan is also Chairman and Chief Executive Officer of Certified Vacations, a wholesale tour operator. Mr. Egan is a director of Florida Panthers Holdings, Inc. and Lowestfare.com, Inc. Mr. Egan began in the car rental business with Olins Rent-A-Car, where he held various positions, including President. Before acquiring Alamo, Mr. Egan held various administrative positions at Yale University and administrative and teaching positions at the University of Massachusetts at Amherst. Mr. Egan is a graduate of Cornell University, where he received a Bachelor's degree in Hotel Administration.

     TODD V. KRIZELMAN. Mr. Krizelman co-founded us in the fall of 1994. He is our Co-Chief Executive Officer and Co-President and has served in various capacities with us since our founding. Mr. Krizelman graduated from Cornell University in 1996, where he received a Bachelor's degree in Biology.

     STEPHAN J. PATERNOT. Mr. Paternot co-founded us in the fall of 1994. He is our Co-Chief Executive Officer, Co-President and Secretary and has served in various capacities with us since our founding. Mr. Paternot graduated from Cornell University in 1996, where he received Bachelor's degrees in Business and Computer Science.

     DEAN S. DANIELS. Mr. Daniels was appointed our Vice President and Chief Operating Officer in August 1998. From February 1997 until joining us, Mr. Daniels served as Vice President and General Manager of CBS New Media, a subsidiary managing all of CBS Television Network's activity on the Internet. From March 1996 to February 1997, Mr. Daniels was the Director of Interactive Services at CBS News. From 1994 to 1996, Mr. Daniels served as Director of Affiliate News Services at CBS NEWSPATH. From 1992 to 1994, Mr. Daniels was Director of News of WCBS-TV, a CBS owned television station in New York. Before that time, Mr. Daniels held various positions at WCBS-TV, including executive producer, and was the recipient of four Emmy Awards.

     EDWARD A. CESPEDES. Mr. Cespedes was appointed Vice President of Corporate Development in July 1998 and has served as one of our directors since August 1997. As Vice President for Corporate Development, Mr. Cespedes has primary responsibility for corporate development opportunities including mergers and acquisitions. Mr. Cespedes is also a Managing Director of Dancing Bear Investments. Mr. Cespedes joined Dancing Bear Investments at its inception in 1996, where his responsibilities include venture capital investments, mergers and acquisitions and finance. Before joining Dancing Bear Investments, Mr. Cespedes served as Director of Corporate Finance for Alamo in 1996, where he was responsible for general corporate finance in the United States and in Europe. From 1988 to 1996, Mr. Cespedes worked in the Investment Banking Division of J.P. Morgan & Company, where he most recently focused on mergers and acquisitions. Mr. Cespedes received a Bachelor's degree in International Relations from Columbia University.

     FRANCIS T. JOYCE. Mr. Joyce was appointed our Vice President, Chief Financial Officer and Treasurer in July 1998. From 1997 until joining us, Mr. Joyce served as Chief Financial Officer of the Reed Travel Group, a division of Reed Elsevier Plc, which is an international publisher of travel information. From 1994 to 1997, Mr. Joyce was the Chief Financial Officer at Alexander Consulting Group, a division of Alexander & Alexander Services, Inc., an international professional services firm, which included a human resources consulting firm, an insurance brokerage unit and an executive planning life insurance unit. From 1988 to 1994, Mr. Joyce worked as a Senior Vice President and controller at Bates Worldwide, a division of Saatchi & Saatchi Co., an advertising firm. Mr. Joyce received a Bachelor of Science in Accounting from the University of Scranton and a Master of Business Administration from Fordham University. He is a Certified Public Accountant.

     ROSALIE V. ARTHUR. Ms. Arthur has served as one of our directors since August 1997. Ms. Arthur is a Senior Managing Director and Vice President of Mergers and Acquisitions of Dancing Bear Investments. She currently serves on the Board of Directors of Dancing Bear Investments and several of its affiliated companies. She also served on the Board of Directors of Alamo and affiliated entities and Nantucket Nectars. Before joining Dancing Bear Investments, she served as Chief of Staff and Financial Counselor to the Chairman of Alamo from 1986 to 1996, when the company was sold. Ms. Arthur was the Manager of Financial Reporting at Sensormatic Electronics Corporation from 1984 to 1986 and worked in the audit department of KPMG Peat Marwick from 1980 to 1984. Ms. Arthur received her Bachelor of Science in Accounting from the University of South Florida. She is a Certified Public Accountant.

     HENRY C. DUQUES. Mr. Duques has served as one of our directors since September 1998. Mr. Duques is Chairman and Chief Executive Officer of First Data Corporation, a position he has held since April 1989. From September 1987 to 1989, he served as President and Chief Executive Officer of the Data Based Services Group of American Express Travel Related Services Company, Inc., the predecessor to First Data Corporation. He was Group President of Financial Services and a member of the board of directors of Automatic Data Processing, Inc. from 1984 to 1987. Mr. Duques is currently a director of Unisys Corporation. Mr. Duques holds a Bachelor of Business Administration in Accounting and an MBA in Accounting and Finance from George Washington University.

     ROBERT M. HALPERIN. Mr. Halperin has served as one of our directors since 1995. Mr. Halperin has acted as an advisor to Greylock Management, a venture capital firm, for the past five years. He is a member of the board of directors of Avid Technology, Inc. In addition, Mr. Halperin serves on the Board of Directors of the Associates of Harvard Business School, the Harvard Business School Publishing Co. and Stanford Health Services and also is a Life Trustee of the University of Chicago. He is the former Vice Chairman of Raychem Corporation's Board of Directors and also served as its President and Chief Operating Officer. Mr. Halperin joined Raychem Corporation in 1957. Mr. Halperin received a Master of Business Administration degree from Harvard Business School, and he earned a Bachelor's degree in liberal arts from the University of Chicago and a Bachelor's degree in Mechanical Engineering from Cornell University.

     DAVID H. HOROWITZ. Mr. Horowitz has served as one of our directors since December 1995. Mr. Horowitz has acted as an investor and consultant in the media and communications industries for at least the past five years, and as a consultant to the American Society of Composers, Authors and Publishers, and a Lecturer at the Columbia University School of Law. From 1973 to 1984, Mr. Horowitz was an officer and director of Warner Communications, Inc., and until 1985 he was President and CEO of MTV Networks, Inc. Mr. Horowitz is a graduate of Columbia University, where he received a Bachelor's degree, and is a graduate of Columbia Law School.

     H. WAYNE HUIZENGA. Mr. Huizenga has served as one of our directors since July 1998. Mr. Huizenga has served as the Chairman of the Board of AutoNation since August 1995, as its Co-Chief Executive Officer since October 1996 and as its Chief Executive Officer from August 1995 until October 1996. Mr. Huizenga also serves as the Chairman of the Board and Chief Executive Officer of Republic Services, Inc., as the Chairman of the Board of Florida Panthers Holdings, Inc., as the Chairman of the Board of Extended Stay America, Inc. and a director of NationsRent, Inc. From September 1994 until October 1995, Mr. Huizenga served as the Vice Chairman of Viacom Inc., and as the Chairman of the Board of Blockbuster Entertainment Group, a division of Viacom. From April 1987 through September 1994, Mr. Huizenga served as the Chairman of the Board and Chief Executive Officer of Blockbuster. In September 1994, Blockbuster merged into Viacom. In 1971, Mr. Huizenga co-founded Waste Management, Inc. and served in various capacities, including President, Chief Operating Officer and a director from its inception until 1984. Mr. Huizenga also owns or controls the Miami Dolphins professional sports franchise, and Pro Player Stadium, in South Florida.

BOARD COMMITTEES

     The functions and responsibilities of the standing Committees of the Board of Directors are described below.

     Audit Committee. This Committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the selection of our independent auditors, the scope of the annual audits, fees to be paid to the auditors, the performance of our auditors and our accounting practices and internal controls. The current members of this Committee are Messrs. Halperin and Horowitz, who are non-employee directors, and Ms. Arthur.

     Compensation Committee. This Committee establishes salaries, incentives and other forms of compensation for officers and other employees of theglobe and administers the incentive compensation and benefit plans of theglobe. The current members of this Committee are Messrs. Egan, Halperin and Horowitz and Ms. Arthur. Prior to July 15, 1998, the members of this Committee were Messrs. Egan, Halperin, Krizelman and Paternot..

     Nominating Committee. This Committee makes recommendations to the Board for Director nominees. The current members of this Committee are Messrs. Egan, Krizelman, Paternot and Ms. Arthur.

DIRECTOR COMPENSATION

     Directors who are also our employees receive no compensation for serving on our Board. We reimburse non-employee directors for all travel and other expenses incurred in connection with attending Board and Committee meetings. Non-employee directors are also eligible to receive automatic stock option grants under our 1998 Stock Option Plan.

     Under the 1998 Stock Option Plan each eligible non-employee director as of July 15, 1998 received an initial grant of options to acquire 25,000 shares of our common stock. Each director who became an eligible non-employee director for the first time after July 15, 1998 received an initial grant of options to acquire 12,500 shares of our common stock. In addition, each eligible non-employee director will receive an annual grant of options to acquire 3,750 shares of our common stock on the first business day following each of our annual meeting of stockholders that occurs while the 1998 Stock Option Plan is in effect. All of these stock options will be granted with per share exercise prices equal to the fair market value of our common stock as of the date of grant.

INDEMNIFICATION

     The Delaware General Corporation Law provides that a corporation may indemnify its directors and officers for certain liabilities. We indemnify our Directors and officers to the fullest extent permitted by law so that they will serve free from undue concern that they will not be indemnified. This is required under our Bylaws, and we have also signed agreements with each of those individuals contractually obligating us to provide this indemnification to them.

     At the present time, there is no pending litigation or proceeding involving a director, officer, employee or other agent of theglobe in which indemnification would be required or permitted, and we are not aware of any threatened litigation or proceeding which may result in a claim for indemnification by us.


ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid by us to our Chairman, Co-Chief Executive Officers and our three other most highly compensated executive officers during the last two fiscal years
(collectively, the "Named Executive Officers"):

                          SUMMARY COMPENSATION TABLE

                                                             Long-Term
                                Annual Compensation         Compensation
                           ------------------------------  --------------
                                                             Number of
                                                             Securities
Name and Principal                                           Underlying         All Other
Position(1)                  Year   Salary($)   Bonus($)     Options (#)   Compensation ($)(2)
--------------------------- ------ ----------- ----------  -------------- ---------------------
Michael S. Egan, (3).......  1998       --         --(4)        160,000           --
  Chairman                   1997       --         --            --               --
Todd V. Krizelman,.........  1998    $140,554      --(4)        150,250           --
  Co-Chief Executive                    --         --           100,000(8)        --
  Officer and Co-President   1997    $ 76,000    $18,750        144,976        $500,000
Stephan J. Paternot,.......  1998    $140,554      --(4)        150,250           --
  Co-Chief Executive
  Officer,                              --         --           100,000(8)        --
  Co-President and
  Secretary                  1997    $ 76,000    $18,750        144,976        $500,000
Edward Cespedes, (5).......  1998    $ 83,625      --(4)         53,750           --
  VP Corporate Development              --         --            25,000(9)        --
Francis T. Joyce, CFO(6)...  1998    $ 80,769      --           112,500           --
Dean S. Daniels, COO(7)....  1998    $ 80,731      --           112,500           --
-------------------

(1) We do not have any executive officers other than those named in the table. Other than Messrs. Krizelman and Paternot, we did not have any other executive officers whose aggregate salary, bonus and other compensation exceeded $100,000 during the fiscal year ended December 31, 1997.
(2) Reflects a one-time payment of $500,000 associated with our sale of preferred stock and warrants to Dancing Bear Investments in August 1997.
(3) Mr. Egan became an executive officer in July 1998. We did not pay Mr. Egan a base salary in 1998.
(4) Included in long-term compensation are 35,000, 50,000, 50,000 and 25,000 options granted in January 1999 at an exercise price of $31.50 related to bonuses earned in 1998 for Messrs. Egan, Krizelman, Paternot and Cespedes, respectively.
(5)  Mr. Cespedes became an officer in July 1998.
(6)  Mr. Joyce became an officer in July 1998.
(7)  Mr. Daniels became an officer in August 1998.
(8) Represents the transfer of 100,000 Series E Warrants from Dancing Bear Investments, Inc. at an exercise price of approximately $2.91.
(9) Represents the transfer of 25,000 Series E Warrants from Dancing Bear Investments, Inc. at an exercise price of approximately $2.91.

     The following table sets forth, as of December 31, 1998, for each of the executives listed in the Summary Compensation table (a) the total number of unexercised options for common stock (exercisable and unexercisable) held, and (b) the value of those options that were in-the-money on December 31, 1998 based on the difference between the closing price of our common stock on December 31, 1998 and the exercise price of the options on that date.

            AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                        1998 YEAR END OPTION VALUES

                                                NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                                UNDERLYING UNEXERCISED          IN-THE-MONEY
                                                  STOCK OPTIONS AT             STOCK OPTIONS
                                                 FISCAL YEAR-END(#)         AT FISCAL YEAR-END($)(2)
                                               ------------------------  ---------------------------
                        SHARES
                     ACQUIRED ON     VALUE
     NAME           EXERCISE(#)(1) REALIZED($) EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
------------------- -------------- ----------- ----------- ------------- ----------- -------------
Michael Egan.......           --        --          6,250       118,750     149,219     2,835,156
Todd Krizelman.....           --        --        107,488       172,738   3,474,226     4,725,770
Stephan Paternot...           --        --        107,488       172,738   3,474,226     4,725,770
Edward Cespedes....           --        --          6,250        22,500     149,219       537,188
Francis T. Joyce...           --        --          --          112,500       --        2,804,063
Dean S. Daniels....           --        --          --          112,500       --        2,685,938
-------------------

(1)  The named executive officers did not exercise any options in 1998.

(2) Based on a per share fair market value of common stock equal to $32.875, as of December 31, 1998.

                            OPTION GRANTS IN 1998

                                                                       Potential Realizable
                                   Percent of                         Value at Assumed Rates
                      Number of      Total                                 of Stock Price
                      Securities    Options   Exercise                Appreciation for Option
                      Underlying   Granted to  or Base                          Term(2)
                       Options     Employees    Price    Expiration        ---------------
                     Granted(#)(1)  in 1998     ($/sh)      Date           5%           10%
                     ------------- --------- ---------- ------------ ------------- ------------
Michael Egan........  25,000 (3)      2.72%     9.00      July 2008      $114,501    $  358,592
                     100,000 (4)     10.90%     9.00      July 2008      $566,005    $1,434,368
Todd Krizelman......     250 (5)      0.03%     9.00      July 2008      $  1,415    $    3,586
                     100,000 (4)     10.90%     9.00      July 2008      $566,005    $1,434,368
Stephan Paternot....     250 (5)      0.03%     9.00      July 2008      $  1,415    $    3,586
                     100,000 (4)     10.90%     9.00      July 2008      $566,005    $1,434,368
Edward Cespedes.....  25,000 (3)      2.72%     9.00      July 2008      $141,501    $  358,592
                       3,750 (6)      0.41%     9.00      July 2008      $ 21,225    $   53,789
Francis T. Joyce....  87,500 (7)      9.54%     7.65      July 2008      $420,966    $1,066,811
                      25,000 (8)      2.72%     9.00      July 2008      $141,501    $  358,592
Dean S. Daniels.....  87,500 (9)      9.54%     9.00    September 2008   $495,255    $1,255,072
                      25,000(10)      2.72%     9.00    September 2008   $141,501    $  358,592

------------------

(1) In the event of a change in control of theglobe, all of these options become immediately and fully exercisable.

(2) These amounts represent various assumed rates of appreciation only and are displayed in connection with SEC disclosure rules. Actual gains, if any, on stock option exercises are dependent on future performance of our common stock.

(3) One-fourth of these options are exercisable. The remaining three-fourths will become exercisable with respect to one-third of the shares covered thereby on July 15 in each of 1999, 2000 and 2001.

(4)  These options become exercisable on July 15, 1999.

(5)  These options become exercisable on July 24, 1999.

(6) These options become exercisable with respect to one-fourth of the shares indicated on July 31 in each of 1999, 2000, 2001 and 2002.

(7) These options become exercisable with respect to one-third of the shares indicated on July 15 in each of 1999, 2000 and 2001.

(8) These options become exercisable with respect to one-seventh of the shares indicated on July 15 in each of 1999, 2000, 2001, 2002, 2003, 2004 and 2005. However, options covering 12,500 shares have accelerated vesting if specified financial targets are met in 1999.

(9) These options become exercisable with respect to one-third of the shares indicated in September in each of 1999, 2000 and 2001.

(10) These options become exercisable with respect to one-seventh of the shares indicated in September each of 1999, 2000, 2001, 2002, 2003, 2004 and 2005. However, options covering 12,500 shares have accelerated vesting if specified financial targets are met in 1999.

EMPLOYMENT AGREEMENTS

     CEO Employment Agreements: On August 13, 1997, we entered into employment agreements with our co-CEOs, Todd V. Krizelman and Stephan J. Paternot. Each CEO agreement provides for the following:

     o    employment as one of our executives;
     o an annual base salary of $125,000 with eligibility to receive annual increases amounting to no less than 15% of the executive's then-base salary;
     o a discretionary annual cash bonus, which will be awarded at our board's discretion and upon the achievement of target performance objectives presented in our budget; and
     o a right to participate in our stock option plans and all health, welfare, and other benefit plans provided by us to our most senior executives.

     Each of the CEO agreements is for a term expiring on August 13, 2002, with possible earlier termination as provided in each CEO agreement. Each of the CEO agreements provides that, in the event of termination by us without cause, the executive will be entitled to receive from us:

     o    any earned and unpaid base salary;
     o reimbursement for any reasonable and necessary monies advanced or expenses incurred in connection with the executive's employment;
     o a pro-rata portion of the annual bonus for the year of termination; and
     o for one year following termination or the remainder of the term of the CEO agreement, whichever is less, continued salary payments and employee benefits.

In addition, termination without cause automatically triggers the vesting of all stock options held by the executive.

     In the event of a Change in Control or a dissolution, each executive may elect to terminate his employment by delivering a notice within 60 days to us and receive (1) any earned and unpaid base salary as of the termination date and (2) an amount reimbursing the executive for expenses incurred on our behalf before the termination date.

     Each CEO agreement contains a provision that the CEO will not compete with us for a period of five years from the date of each CEO Agreement or, in the case of termination without cause or after a change in control, the earlier of a period of one year immediately following termination of employment or five years from the date of our initial public offering.

     Chief Operating Officer Employment Agreement. We have entered into an employment agreement with Dean S. Daniels. The following are key terms of the Daniels employment agreement:

     o employment as our Chief Operating Officer effective August 31, 1998;

     o    an annual base salary of not less than $250,000 per year;

     o    an annual cash bonus of $50,000; and

     o stock options to purchase 112,500 shares of our common stock. The options were granted at an exercise price of $9.00 per share. Of these options, 87,500 will vest with respect to one-third of the shares on each of the first three anniversaries of the date of grant, and 25,000 will vest with respect to one-seventh of the shares on each of the first seven anniversaries of the date of grant. The Daniels employment agreement also provides for the accelerated vesting of an aggregate of 12,500 of these options upon our attainment of financial targets in our 1999 fiscal year.

     In addition, the Daniels employment agreement is for a term expiring on August 31, 2001, with possible earlier termination as provided in the Daniels employment agreement. The Daniels employment agreement provides that, in the event of termination by us without cause, Mr. Daniels will be entitled to receive from us:

     o any earned and unpaid base salary as of the termination date and salary continuation during a one-year non-competition period following termination;
     o reimbursement for any and all reasonable monies advanced or expenses incurred in connection with his employment; and
     o    his full annual bonus for the year of termination.

In addition, termination without cause automatically triggers the vesting of all options held by Mr. Daniels.

     The Daniels employment agreement contains a provision that he will not compete with us for a period of one year following the date of his termination of employment.

     Chief Financial Officer Employment Agreement. On July 13, 1998, we entered into an employment agreement with Francis T. Joyce. The following are the key terms of the Joyce employment agreement:

     o    employment as our Chief Financial Officer;

     o an annual base salary of not less than $200,000 per year with eligibility to receive annual increases in base salary as determined by our Co-Chief Executive Officers and Co-Presidents;

     o    an annual cash bonus of $50,000; and

     o Mr. Joyce received a stock option grant to purchase 112,500 shares of our common stock, 87,500 of which have an exercise price per share equal to 85% of the initial public offering price. As a result, we recorded a charge for deferred compensation expense of $118,100 in the third quarter of 1998, representing the difference between the deemed value of our common stock, the initial public offering price for accounting purposes, and the exercise price of these options at the date of grant. This amount is presented as a reduction of stockholders' equity and amortized over the vesting period of the applicable options. The remaining options were granted at an exercise price of $9.00 per share. Of these options, 87,500 will vest with respect to one-third of the shares on each of the first three anniversaries of the date of grant, and 25,000 will vest with respect to one-seventh of the shares on each of the first seven anniversaries of the date of grant. The Joyce employment agreement also provides for the accelerated vesting of an aggregate of 12,500 of these options upon our attainment of financial targets in our 1999 fiscal year.

     In addition, the Joyce employment agreement is for a term expiring on July 13, 2001, with possible earlier termination as provided in the Joyce employment agreement. The Joyce employment agreement provides that, in the event of termination by us without cause, Mr. Joyce will be entitled to receive from us:

     o any earned and unpaid base salary as of the termination date and salary continuation during a non-competition period following termination which will be six months or one year, if we elect to pay Mr. Joyce his salary during this period;
     o reimbursement for any and all monies advanced or expenses incurred in connection with his employment; and
     o a pro rata portion of his annual bonus for the year of termination.

     In addition, termination without cause automatically triggers the vesting of all stock options held by Mr. Joyce.

     Other than the 1998 Stock Option Plan and the Employment Agreements described above, there are no compensation plans or arrangements in which the co-CEO's or three other most highly paid executive officers participate that provide for payments or other benefits in the event of their termination of employment or a Change in Control of theglobe.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Our Compensation Committee is currently comprised of Messrs. Egan, Halperin and Horowitz and Ms. Arthur. Before July 15, 1998, the compensation committee was comprised of Messrs. Egan, Halperin, Krizelman and Paternot. Mr. Egan, effective as of July 22, 1998, also serves as one of our executive officers in his role as Chairman.

     Either the entire Board or a subcommittee of the Compensation Committee consisting of Messrs. Halperin and Horowitz approves stock option grants. Neither Messrs. Halperin or Horowitz was at any time during 1998, or at any other time, an officer or employee of theglobe. No member of our Compensation Committee serves as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving as a member of theglobe's Board of Directors or Compensation Committee.

     Although Mr. Egan does not receive a salary from us, in 1998 we granted stock options to Mr. Egan for 100,000 shares of our common stock under the Option plan, as consideration for his performance of services in his capacity as an executive officer. Additionally, in January 1999, we granted stock options to Mr. Egan and Ms. Arthur for 35,000 and 15,000 shares, respectively, as bonus payments for 1998.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Securities and Exchange Act of 1934 requires theglobe's officers and directors, and persons who own more than ten percent (10%) of a registered class of theglobe's equity securities, to file certain reports regarding ownership of, and transactions in, theglobe's securities with the Securities and Exchange Commission and with The Nasdaq Stock Market, Inc. Such officers, directors, and 10% stockholders are also required to furnish theglobe with copies of all
Section 16(a) forms that they file.

     Based solely on our review of copies of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e) and Forms 5 and amendments furnished to theglobe with respect to the 1998 fiscal year, and any written representations referred to in Item 405(b)(2)(i) of Regulation S-K stating that no Forms 5 were required, we believe that, during the 1998 fiscal year, our officers and directors have complied with all Section 16(a) applicable filing requirements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of our common stock as of April 23, 1999 by (i) each person who is known by us to own beneficially more than 5% of our common stock, (ii) each of our directors, (iii) each of the officers named in the table under the heading "Executive Compensation -- Summary Compensation Table," and (iv) all directors and executive officers as a group. A total of 11,449,373 shares of theglobe's common stock were issued and outstanding on April 23, 1999.

     The amounts and percentage of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission (the "SEC") governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Unless otherwise indicated, the address of each person named in the table below is in care of theglobe.com, inc., 31 West 21st Street, New York, New York 10010.

                                                                 SHARES
                                                              BENEFICIALLY
                                                                 OWNED
                                                        -----------------------
DIRECTORS, NAMED EXECUTIVE OFFICERS AND 5% STOCKHOLDERS    NUMBER     PERCENT
------------------------------------------------------- ------------ ----------
Dancing Bear Investments, Inc. (1)....................     6,046,774     44.9%
Michael S. Egan (2)...................................     6,123,024     45.3
Todd V. Krizelman (3).................................       877,431      7.5
Stephan J. Paternot (4)...............................       929,976      7.9
Dean S. Daniel (5)....................................             0       *
Edward A. Cespedes (6)................................        56,250       *
Francis T. Joyce (7)..................................             0       *
Rosalie V. Arthur (8).................................        51,250       *
Henry C. Duques (9)...................................         6,250       *
Robert M. Halperin (10)...............................       101,588       *
David H. Horowitz (11)................................       115,278      1.0
H. Wayne Huizenga (12)................................         6,250       *
All directors and executive officers as a group            8,267,297      58%
(11 persons) (13).....................................

----------------------
*    Represents less than 1%.

(1) Includes: (1) 1,773,009 shares of our common stock issuable upon exercise of warrants at $2.91 per share and (2) 250,000 shares of our common stock issuable upon exercise of warrants held by persons other than Dancing Bear Investments but as to which Dancing Bear Investments has voting power upon exercise under a stockholders' agreement. Dancing Bear Investments' mailing address is 333 East Las Olas Blvd., Ft. Lauderdale, FL 33301.

(2) Includes the following shares that Mr. Egan is deemed to beneficially own as the controlling investor of Dancing Bear Investments: (1) 1,773,009 shares of our common stock issuable upon exercise of warrants at $2.91 per share, and (2) 250,000 shares of our common stock issuable upon exercise of warrants held by persons other than Mr. Egan but as to which Mr. Egan has voting power upon exercise under a stockholders' agreement. Also includes (1) 41,250 shares of common stock issuable upon exercise of options that are currently exercisable, (2) 28,000 shares of our common stock held by certain trusts for the benefit of Mr. Egan's children, as to which he disclaims beneficial ownership, and (3) 7,000 shares of our common stock held by Mr. Egan's wife, as to which he disclaims beneficial ownership. Excludes 118,750 shares of common stock issuable upon exercise of options that will not be exercisable within 60 days of April 23, 1999.

(3) Includes (1) 229,976 shares of our common stock issuable upon exercise of options that are currently exercisable and (2) 100,000 shares of our common stock issuable upon exercise of warrants. Excludes 100,250 shares of our common stock issuable upon exercise of options that will not be exercisable within 60 days of April 23, 1999.

(4) Includes (1) 229,976 shares of our common stock issuable upon exercise of options that are currently exercisable and (2) 100,000 shares of our common stock issuable upon exercise of warrants. Excludes 100,250 shares of our common stock issuable upon exercise of options that will not be exercisable within 60 days of April 23, 1999.

(5) Excludes 112,500 shares of our common stock issuable upon exercise of options that will not be exercisable within 60 days of April 23, 1999.

(6) Includes (1) 31,250 shares of our common stock issuable upon exercise of options that are currently exercisable, and (2) 25,000 shares of our common stock issuable upon exercise of warrants. Excludes 22,500 shares of our common stock issuable upon exercise of options that will not be exercisable within 60 days of April 23, 1999.

(7) Excludes 112,500 shares of our common stock issuable upon exercise of options that will not be exercisable within 60 days of April 23, 1999.

(8) Includes (1) 21,250 shares of our common stock issuable upon exercise of options that are currently exercisable, (2) 25,000 shares of our common stock upon exercise of warrants, and (3) 5,000 shares of our common stock. Excludes (1) 22,500 shares of our common stock issuable upon exercise of options that will not be exercisable within 60 days of April 23, 1999 and (2) shares held by Dancing Bear Investments for which Ms. Arthur serves as an officer and a director, and as to which Ms. Arthur disclaims beneficial ownership.

(9) Includes 6,250 shares of our common stock issuable upon exercise of options that are currently exercisable. Excludes 18,750 shares of our common stock issuable upon exercise of options that will not be exercisable within 60 days of April 23, 1999.

(10) Includes 28,820 shares of our common stock issuable upon exercise of options that are currently exercisable. Excludes 32,222 shares of our common stock issuable upon exercise of options that are not currently exercisable. Excludes 90,180 shares of our common stock owned by Mr. Halperin's children for which he has a power of attorney but as to which he disclaims beneficial ownership.

(11) Includes 36,806 shares of our common stock issuable upon exercise of options that are currently exercisable. Excludes 25,972 shares of our common stock issuable upon exercise of options that are not currently exercisable.

(12) Includes 6,250 shares of our common stock issuable upon exercise of options that are exercisable within 60 days of April 23, 1999. Excludes 22,500 shares of our common stock issuable upon exercise of options that are not exercisable within 60 days of April 23, 1999.

(13) See footnotes 2 through 12 above.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Arrangements with Entities Controlled by Various Directors and Officers

     We entered into an electronic commerce contract with AutoNation, an entity affiliated with H. Wayne Huizenga, under which we have granted a right of first negotiation with respect to the exclusive right to engage in or conduct an automotive "clubsite" on theglobe.com. Additionally, AutoNation has agreed to purchase advertising from us for a three-year period at a price which will be adjusted to match any more favorable advertising price quoted to a third party by us, excluding various short-term advertising rates.

     In addition, we have entered into an electronic commerce arrangement with InteleTravel, an entity controlled by Michael S. Egan, under which we developed a Web community for InteleTravel in order for its travel agents to conduct business through our Web site in exchange for access to InteleTravel customers for distribution of our products and services.

     In the past fiscal year, Mr. Egan has served as a director of Certified Vacations, an entity with which we have recently begun electronic commerce arrangements. In April 1999, Mr. Egan was appointed to the board of directors of Lowestfare.com, Inc., an entity with which we have a premier partner relationship. This relationship was entered into prior to the time Mr. Egan became a director of Lowestfare.com.

     We believe that the terms of the foregoing arrangements are on comparable terms as if they were entered into with unaffiliated third parties. During 1998, we received $83,300 from AutoNation and $265,000 from InteleTravel in connection with these arrangements.

Stockholders' Agreement

     Messrs. Egan, Krizelman, Paternot and Cespedes, Ms. Arthur and Dancing Bear Investments, an entity controlled by Mr. Egan, entered into a stockholders' agreement under which the Egan group agreed to vote for some nominees of the Krizelman and Paternot groups to our board of directors and the Krizelman and Paternot groups agreed to vote for the Egan group's nominees to our board, who will represent a majority of our board.

     Additionally, under the terms of the stockholders' agreement, Messrs. Krizelman, Paternot and Cespedes and Ms. Arthur have granted an irrevocable proxy to Dancing Bear Investments with respect to any shares that may be acquired or beneficially owned by them upon the exercise of outstanding warrants transferred to each of them by Dancing Bear Investments. These shares will be voted by Dancing Bear Investments, which is controlled by Mr. Egan. Dancing Bear Investments will have a right of first refusal upon transfer of these shares.

     The stockholders' agreement also provides that if the Egan group sells shares of our common stock and warrants representing 25% or more of our outstanding common stock, including the warrants, in any private sale, the Krizelman and Paternot groups, Mr. Cespedes and Ms. Arthur will be required to sell up to the same percentage of their shares as the Egan group sells. If the Egan group sells shares of our common stock or warrants representing 25% or more of our outstanding common stock, including the warrants, or the Krizelman and Paternot groups collectively sell shares or warrants representing 7% or more of our shares and warrants in any private sale, each other party to the stockholders' agreement, including entities controlled by them and their permitted transferees, may, at their option, sell up to the same percentage of their shares.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 30, 1999                   theglobe.com, inc.

                                         By /s/ Todd V. Krizelman
                                            ----------------------------
                                            TODD V. KRIZELMAN
                                            CO-CHIEF EXECUTIVE OFFICER AND
                                            CO-PRESIDENT

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Amendment No. 1 has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 30th day of April, 1999.

                                        Chairman
       -------------------------
          MICHAEL S. EGAN


       /s/ Todd V. Krizelman            Co-Chief Executive Officer,
       -------------------------        Co-President and Director
          TODD V. KRIZELMAN


       /s/ Stephan J. Paternot          Co-Chief Executive Officer,
       -------------------------        Co-President, Secretary and Director
          STEPHAN J. PATERNOT


       /s/ Francis T. Joyce             Vice President and Chief Financial
       -------------------------        Officer (Chief Accounting Officer)
          FRANCIS T. JOYCE


       /s/ Edward A. Cespedes           Vice President of Corporate
       -------------------------        Development and Director
          EDWARD A CESPEDES


       /s/ Rosalie V. Arthur            Director
       -------------------------
          ROSALIE V. ARTHUR



       -------------------------        Director
          HENRY C. DUQUES


       /s/ Robert M. Halperin           Director
       -------------------------
          ROBERT M. HALPERIN



       -------------------------        Director
          DAVID A. HOROWITZ



       -------------------------        Director
          H. WAYNE HUIZENGA