Form 10-Q
period 1999-03-31
THEGLOBE COM INC
filed 1999-05-14
CIK 1066684

As filed with the Securities and Exchange Commission on May 14, 1999

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended March 31, 1999

                                     or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                              -----------------  -----------------

                        Commission File No. 0-25053

                             theglobe.com, inc.
                --------------------------------------------
           (Exact Name of Registrant as Specified in Its Charter)

                 DELAWARE                               14-1781422
------------------------------------------- -----------------------------
     (State or Other Jurisdiction of                 (I.R.S. Employer
      Incorporation or Organization)               Identification No.)

           31 WEST 21ST STREET
            NEW YORK, NEW YORK                            10010
------------------------------------------- -----------------------------
 (Address of Principal Executive Offices)               (Zip Code)

                               (212) 886-0800
                -------------------------------------------
             Registrant's Telephone Number, Including Area Code

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

     The number of shares outstanding of the Registrant's Common Stock, $.001 par value (the "Common Stock"), as of May 12, 1999 was 22,917,412.

                             THEGLOBE.COM, INC.
                                 FORM 10-Q
                                   INDEX

                                                                 PAGE NUMBER
                                                                 -----------

PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements                       1

            Condensed Consolidated Balance Sheets at
              March 31, 1999 (unaudited) and December 31, 1998              1

            Unaudited Condensed Consolidated Statements of
              Operations for the three months ended
              March 31, 1999 and 1998                                       2

            Unaudited Condensed Consolidated Statements of Cash
              Flows for the three months ended March 31, 1999
              and 1998                                                      3

            Notes to Unaudited Condensed Consolidated Financial
              Statements                                                    4

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            11

Item 3.   Qualitative and Quantitative Disclosure about
            Market Risk                                                    39


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                              II-1

Item 2.   Changes in Securities and Use of Proceeds                      II-1

Item 3.   Defaults Upon Senior Securities                                II-1

Item 4.   Submission of Matters to a Vote of Security Holders            II-1

Item 5.   Other Information                                              II-2

Item 6.   Exhibits and Reports on Form 8-K                               II-2

          A.  Exhibits
          B.  Reports on Form 8-K

Signatures                                                               II-3

                                   PART I

                           FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             THEGLOBE.COM, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        MARCH  31,            DECEMBER 31,
                                                         1999                   1998
                                                 ---------------------   ---------------------
                                                       (UNAUDITED)
                         ASSETS
Current assets:
  Cash and cash equivalents ................         $     11,241,436        $    29,250,572
  Short-term investments ...................               11,686,863                898,546
  Accounts receivable, net .................                2,319,339              2,004,875
  Prepaids and other current assets.........                  736,407                678,831
                                                     ----------------        ---------------

       Total current assets.................               25,984,045             32,832,824

Property and equipment, net ................                4,315,793              3,562,559
Goodwill and other intangible assets, net...               21,293,591                     --
Restricted investments .....................                3,522,987              1,734,495
                                                     ----------------        ---------------

       Total assets.........................         $     55,116,416        $    38,129,878
                                                     ================         ===============

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................         $      2,930,524        $     2,614,445
  Accrued expenses..........................                1,662,174                817,463
  Accrued compensation......................                  771,640                691,279
  Deferred revenue..........................                  647,641                673,616
  Deferred rent.............................                  246,623                     --
  Current installments of obligations
    under capital leases....................                1,125,077              1,026,728
                                                     ----------------        ---------------

       Total current liabilities............                7,383,679              5,823,531

Obligations under capital leases,
  excluding current installments............                1,933,856              2,005,724

Stockholders' equity:
  Common stock..............................                   21,326                 20,625
  Additional paid-in capital................               72,663,635             50,904,181
  Net unrealized loss on securities.........                  (57,980)               (50,006)
  Deferred compensation.....................                 (111,832)              (128,251)
  Accumulated deficit.......................              (26,716,268)           (20,445,926)
                                                     ----------------        ---------------

       Total stockholders' equity...........               45,798,881             30,300,623

Commitments.................................                       --                     --
                                                     ----------------        ---------------
        Total liabilities and stockholders'
         equity.............................         $     55,116,416        $    38,129,878
                                                     ================        ===============

                    See accompanying notes to consolidated financial statements.

                             THEGLOBE.COM, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                      ----------------------------------------
                                                              1999                1998
                                                          (UNAUDITED)         (UNAUDITED)
                                                      ------------------  --------------------

Revenues.............................................   $      3,191,804        $      393,586
Cost of revenues.....................................          1,322,751               212,552
                                                        ----------------        --------------

      Gross profit...................................          1,869,053               181,034
                                                        ----------------        --------------

Operating expenses:
  Sales and marketing................................          2,060,517             1,410,500
  Product development................................          2,113,806                85,532
  General and administrative.........................          2,754,031             1,097,608
  Amortization of goodwill and intangible assets               1,360,778                    --
                                                        ----------------        --------------

         Total operating expenses....................          8,289,132             2,593,640
                                                        ----------------        --------------


      Loss from operations...........................         (6,420,079)           (2,412,606)
                                                        ----------------        --------------

Interest and other income, net.......................            195,626               455,179
                                                        ----------------        --------------


      Loss before provision for income taxes                  (6,224,453)           (1,957,427)

Provision for income taxes...........................             45,889                16,025
                                                        ----------------        --------------

      Net loss.......................................   $     (6,270,342)       $   (1,973,452)
                                                        ================        ==============

Basic and diluted net loss per share.................   $          (0.30)       $        (0.38)
                                                        ================        ==============


Weighted average basic and diluted shares
  outstanding........................................         21,089,668             5,208,533
                                                        ================        ==============


                 See accompanying notes to consolidated financial statements.

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             THEGLOBE.COM, INC.


                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                           ----------------------------------------
                                                                   1999                 1998
                                                           ----------------------------------------
                                                               (UNAUDITED)          (UNAUDITED)

Cash flows from operating activities:
  Net loss.............................................      $    (6,270,342)      $    (1,973,452)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization....................            1,623,321               107,671
      Amortization of deferred compensation............               16,419                11,560
      Non cash compensation............................               31,769                    --
    Changes in operating assets and liabilities, net
      of effect of acquisition:
      Accounts receivable, net.........................             (314,464)              (70,387)
      Prepaids and other current assets................              (51,108)              (52,043)
      Accounts payable.................................              (23,084)              340,007
      Accrued expense..................................               59,269               (57,497)
      Accrued compensation.............................              (20,573)           (1,148,999)
      Deferred rent....................................              246,623                    --
      Deferred revenue.................................              (25,975)              (25,667)
                                                             ---------------       ---------------

        Net cash used in operating activities..........           (4,728,145)           (2,868,807)
                                                             ---------------       ---------------

Cash flows used in investing activities:
  Purchase of property and equipment...................             (566,611)             (197,288)
  Purchase of short-term investments...................          (10,796,291)                   --
  Proceeds from sale of short-term investments.........                   --             2,600,891
  Cash paid for acquisition of Azazz, net of cash                      2,511                    --
    acquired...........................................
  Payment of security deposits.........................           (1,785,011)                   --
                                                             ---------------       ---------------

    Net cash (used in) provided by investing activities          (13,145,402)            2,403,603
                                                             ---------------       ---------------

Cash flows from financing activities:
  Payments under capital lease obligations.............             (232,989)              (32,776)
  Proceeds from exercise of common stock options.......               97,400                    --
                                                             ---------------       ---------------

    Net cash used in financing activities..............             (135,589)              (32,776)
                                                             ---------------       ---------------

Net change in cash and cash equivalents................          (18,009,136)             (497,980)

Cash and cash equivalents, beginning of period.........           29,250,572             5,871,291

Cash and cash equivalents, end of period...............      $    11,241,436       $     5,373,311
                                                             ===============       ===============

Supplemental disclosure of noncash transactions:
      Equipment acquired under capital leases..........      $       178,864       $       836,642
                                                             ===============       ===============

                 See accompanying notes to consolidated financial statements.

                             THEGLOBE.COM, INC.

                 NOTES TO UNAUDITED CONDENSED CONSOLIDATED

                            FINANCIAL STATEMENTS



(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Description of Business

theglobe.com, inc. (the "Company" or "theglobe") was incorporated on May 1, 1995 (inception) and commenced operations on that date. theglobe.com is an online network with members and users in the United States and abroad. Users are able to personalize their online experience by publishing their own content and interacting with others having similar interests. The Company's primary revenue source is the sale of advertising, with additional revenues generated through e-commerce arrangements and the sale of enhanced services.

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

(b)  Unaudited Interim Consolidated Financial Information

The unaudited interim consolidated financial statements of the Company as of March 31, 1999 and for the three months ended March 31, 1999 and 1998, included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and
Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 1999, and the results of their operations and their cash flows for the three months ended March 31, 1999 and 1998.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited financial statements as of December 31, 1998, and for the three years then ended and related notes included in the Company's Form 10-K filed with the Securities and Exchange Commission.

(c)  Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated.

(d)  Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(e)  Short-term Investments

Short-term investments are classified as available-for-sale and are available to support current operations or to take advantage of other investment opportunities. These investments are corporate bonds, commercial paper and corporate bond funds, which are stated at their estimated fair value based upon publicly available market quotes. Unrealized gains and losses are computed on the basis of specific identification and are included in stockholders' equity. Realized gains, realized losses and declines in value, judged to be other-than-temporary, are included in other income. There were no material gross realized gains or losses from sales of securities in the periods presented. The costs of securities sold are based on the specific-identification method and interest earned is included in interest income. As of March 31, 1999, the Company had gross unrealized losses of $59,939 and gross unrealized gains of $1,959 from its short-term investments. As of December 31, 1998, the Company had gross unrealized losses of $50,006 from its short-term investments. As a result, the Company's comprehensive net loss was $6,278,316 and $1,960,689 for the three months ended March 31, 1999 and 1998.

(f)  Goodwill and Other Purchased Intangibles

Goodwill and other purchased intangibles is stated net of total accumulated amortization of $1,360,778 at March 31, 1999. Goodwill and all other purchased intangibles are being amortized on a straight-line basis over their expected period of benefit ranging from two to three years (three years for goodwill).

(g)  Revenue Recognition

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

The Company also derived other revenues from its membership service fees, e-commerce revenue shares and sponsorship placements within the Company's site. Membership service fees are deferred and recognized ratably over the term of the subscription period. Revenues from the Company's share of the proceeds from its e-commerce partners' sales are recognized upon notification from its partners of sales attributable to the Company's site. Other revenues accounted for 17% and 16% of revenues for the three months ended March 31, 1999 and 1998, respectively.

The Company trades advertisements on its Web properties in exchange for advertisements on the Internet sites of other companies. Barter revenues and expenses are recorded at the fair market value of services provided or received, whichever is more determinable in the circumstances. Revenue from barter transactions is recognized as income when advertisements are delivered on the Company's Web properties. Barter expense is included in cost of revenues and is recognized when the Company's advertisements are run on other companies' Web sites, which is typically in the same period when the barter revenue is recognized. Barter revenues were less than 4% of total revenues for the three months ended March 31, 1999 and 1998, respectively.

(h)  Net Loss Per Common Share

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

Diluted net loss per common share for the three months ended March 31, 1999 and 1998 does not include the effects of options to purchase 3,935,662 and 1,493,810 shares of common stock, respectively; 4,064,828 and 3,522,732 common stock warrants, respectively; and 9,906,654 shares of convertible preferred stock on an "as if" converted basis for the three months ended March 31, 1998.

(i)  Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income generally represents all changes in shareholders' equity during the period except those resulting from investments by, or distributions to, shareholders. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. We adopted SFAS 130 as of December 31, 1997.

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

In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Corporate Software Developed or Obtained for Internal Use", which establishes guidelines for the accounting for the costs of all computer software developed or obtained for internal use. We adopted SOP 98-1 effective for the year ended December 31, 1998. The adoption of SOP 98-1 is not expected to have a material impact on our consolidated financial statements.

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

(2)  ACQUISITIONS

On February 1, 1999, theglobe.com formed Nirvana Acquisition Corp. ("Merger Sub"), a Washington corporation and a wholly-owned subsidiary of theglobe.com. Merger Sub was merged with and into factorymall.com, inc., a Washington corporation d/b/a Azazz ("factorymall"), with factorymall as the surviving corporation. The merger was effected pursuant to the Agreement and Plan of Merger, dated February 1, 1999, by and among theglobe.com, Merger Sub, and factorymall and certain shareholders thereof. As a result of the Merger, factorymall became a wholly-owned subsidiary of theglobe.com. factorymall operates Azazz, a leading interactive department store.

The consideration paid by theglobe.com in connection with the merger consisted of approximately 614,000 newly issued shares of common stock, par value $0.001, of theglobe.com. In addition, options to purchase shares of factorymall's common stock, without par value, were exchanged for options to purchase approximately 82,034 shares of theglobe.com's common stock. Warrants to purchase shares of factorymall common stock were exchanged for warrants to purchase approximately 18,810 shares of theglobe.com's common stock. theglobe.com also assumed certain bonus obligations of factorymall triggered in connection with the merger that will result in the issuance by theglobe.com of approximately 73,728 shares of theglobe.com's common stock and payment by theglobe.com of approximately $451,232 in cash. The Company also incurred expenses of approximately $694,300 related to the merger.

This acquisition was accounted for using the purchase method of accounting and the total purchase price for this transaction was $22,776,549. The difference between the fair market value of factorymall's net tangible assets and the purchase price has been allocated to goodwill and other intangible assets and will be amortized over a period of two to three years (three years for goodwill), the expected period of benefit.


Acquired      Effective           Acquisition    Net Tangible    Intangibles/
Company         Date                Costs          Assets         Goodwill
-------         ----                -----          ------         --------

factorymall   February 1, 1999     $694,300       $126,000       $22,650,000



The following unaudited pro forma consolidated amounts give effect to the acquisition as if it had occurred on January 1, 1998, by consolidating the results of operations of factorymall with the results of the Company for the three months ended March 31, 1999 and 1998.

                                                 Three Months     Three Months
                                                    Ended            Ended
                                                  March 31,         March 31,
                                                    1999             1998
                                                    ----             ----

Total revenues                                    3,200,160            428,429
Net loss                                         (8,066,303)        (4,198,204)
Net loss per share--basic and diluted                $(0.38)            $(0.71)
Weighted average shares used in basic and
  diluted net loss per share calculation (1)     21,318,945          5,896,365

---------------------

The unaudited pro forma consolidated statements of operations are not necessarily indicative of the operating results that would have been achieved had the transactions been in effect as of the beginning of the periods presented and should not be construed as being representative of future operating results.

(1) The Company computes net loss per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share." Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. The weighted average common shares used to compute pro forma basic net loss per share includes the actual weighted average common shares outstanding for the historical three months ended March 31, 1999 and 1998, respectively, plus the common shares issued in connection with the acquisition of factorymall from January 1, 1998. The common stock issued in connection with the acquisition of factorymall was 687,832 shares, which was adjusted for the weighted average period such shares were considered to be outstanding during 1999. In addition, diluted net loss per share is equal to basic net loss per share as common stock issuable upon exercise of employee stock options and upon exercise of outstanding warrants are not included because they are antidilutive. In future periods, the weighted average shares used to compute diluted earnings per share will include the incremental shares of common stock relating to outstanding options and warrants to the extent such incremental shares are dilutive.

(3)  CONCENTRATION OF CREDIT RISK

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

For the three months ended March 31, 1999 and 1998, there were no customers that accounted for over 10% of revenues generated by the Company, or of accounts receivable at March 31, 1999 and 1998.

(4)  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:



                                                         MARCH 31,            DECEMBER 31,
                                                           1999                   1998
                                                  ---------------------- ----------------------
                                                        (UNAUDITED)
Computer equipment, including assets
  under capital leases of
  $3,573,331 and $3,305,598, respectively........     $     5,298,835        $     4,298,702
Furniture and fixtures, including assets under
  capital leases of $42,171 and $42,171,
  respectively...................................             183,027                 88,819
                                                      ---------------        ---------------
                                                            5,481,862              4,387,521
Less accumulated depreciation and
  amortization, including amounts
  related to assets under capital
  leases of $611,823 and $460,998,
  respectively...................................           1,166,069                824,962
                                                      ---------------        ---------------

          Total..................................     $     4,315,793        $     3,562,559
                                                      ===============        ===============

(5)  1998 STOCK OPTION PLAN

The Company's 1998 Stock Option Plan (the "1998 Plan") was adopted by the Board of Directors on July 15, 1998, and approved by the stockholders of the Company as of July 15, 1998. The 1998 Plan provides for the grant of "incentive stock options" intended to qualify under Section 422 of the Code and stock options which do not so qualify. The granting of incentive stock options is subject to limitation as set forth in the 1998 Plan. Directors, officers, employees and consultants of the Company are eligible to receive grants under the 1998 Plan. The 1998 Plan authorizes the issuance of 2,400,000 shares of Common Stock, subject to adjustment as provided in the 1998 Plan. In March 1999 the Board of Directors authorized an increase in the number of shares reserved for issuance under the Company's 1998 Stock Option Plan from 2,400,000 to 3,400,000.

(6)  EMPLOYEE STOCK PURCHASE PLAN

The Company's Employee Stock Purchase Plan ("ESPP") was adopted by the Board of Directors in February 1999. The ESPP will provide eligible employees of the Company the opportunity to apply a portion of their compensation to the purchase of shares of the Company at a 15% discount. The Company has reserved 400,000 authorized but unissued shares of common stock for issuance under the ESPP. The ESPP is subject to stockholder approval.

(7)  SUBSEQUENT EVENTS

(a)  Acquisitions

On April 5, 1999, theglobe.com formed Bucky Acquisition Corp. ("Merger Sub"), a Delaware corporation and a wholly-owned subsidiary of theglobe.com. Merger Sub was merged with and into Attitude Network, Ltd., a Delaware corporation ("Attitude"), with Attitude as the surviving corporation. The merger was effective pursuant to the Agreement and Plan of Merger, dated April 5, 1999, which closed on April 9, 1999, by and among theglobe.com, Merger Sub, and Attitude and certain shareholders thereof. As a result of the merger, Attitude became a wholly-owned subsidiary of theglobe.com. Attitude publishes entertainment web sites including Happy Puppy and Games Domain.

The consideration payable by theglobe.com in connection with the merger consists of approximately 1,570,000 newly issued shares of common stock, par value $0.001, of theglobe.com. In addition, options to purchase shares of Attitude's common stock, par value $0.001, were exchanged for options to purchase approximately 84,760 shares of theglobe.com common stock. Warrants to purchase shares of Attitude common stock were exchanged for warrants to purchase approximately 46,706 shares of theglobe.com common stock. The Company also incurred expenses of approximately $800,000 related to the merger.

The total purchase price for this transaction was approximately $46.8 million. The difference between the fair market value of Attitude's net tangible assets and the purchase price will be accounted for as goodwill and will be amortized over three years, the expected period of benefit.

(b)  Stock Split

In April 1999, the Company announced a two-for-one stock split that was payable on May 14, 1999 to shareholders of record as of May 3, 1999. All share and per share information in the accompanying consolidated financial statements has been retroactively restated to reflect the effect of the stock split.

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


OVERVIEW

     Our web site is one of the world's leading online networks with nearly
2.5 million members in the United States and abroad. In March 1999, approximately 10.2 million individuals visited our site. Our web site is a destination on the Internet where users are able to personalize their online experience by publishing their own content and interacting with others having similar interests. We facilitate this interaction by providing various free services, including home page building, discussion forums, chat, e-mail and electronic commerce. Additionally, we provide our users with news, business information, real time stock quotes, weather, movie and music reviews, multi-player gaming, horoscopes and personals. By satisfying our users' personal and practical needs, we seek to become our users' online home. Our primary revenue source is the sale of advertising, with additional revenues generated through electronic commerce, development fees and, to a lesser extent, the sale of membership service fees for enhanced services.

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

     o began active promotion of theglobe.com to increase market awareness.

     During 1998, revenues and operating expenses increased as we placed a greater emphasis on building our advertising revenues and memberships by expanding our sales force and promoting theglobe.com brand.

     On February 1, 1999, we acquired factorymall.com, an online department store doing business as Azazz.com, which sells a variety of name brand products directly to consumers. We have integrated Azazz.com into our electronic commerce site, now known as "shop.theglobe.com."

     In April 1999, we acquired Attitude Network, a provider of online entertainment content whose web sites include Happy Puppy, Games Domain and Kids Domain, three leading web sites serving game enthusiasts.

     To date, our revenues have been derived principally from the sale of advertisements and sponsorship placements within our web site and, to a lesser extent, from subscription and electronic commerce revenues. Electronic commerce revenues have not been significant to date, but are expected to increase with the acquisition of Azazz, and as our existing electronic arrangements grow and new arrangements are entered into. Advertising revenues constituted 83% of total revenues for the three months ended March 31, 1999 and 84% of total revenues for the three months ended March 31, 1998. We sell a variety of advertising packages to clients, including banner advertisements, event sponsorship, and targeted and direct response advertisements. Our advertising revenues are derived principally from short-term advertising arrangements, averaging one to three months. We generally guarantee a minimum number of impressions for a fixed fee. Advertising revenues are recognized ratably in the period in which the advertisement is displayed, provided that no significant company obligations remain and collection of the resulting receivable is probable. Payments received from advertisers prior to displaying their advertisements on the site are recorded as deferred revenues and are recognized as revenue ratably when the advertisement is displayed. To the extent minimum guaranteed impression levels are not met, we defer recognition of the corresponding revenues until guaranteed levels are achieved.

     In addition to advertising revenues, we derive other revenues primarily from our membership service fees, electronic commerce revenue, development fees and sponsorship placements within our site. Subscription fees are recognized over the membership term. A number of recent arrangements with our premier electronic commerce partners provide us with a share of any sales resulting from direct links from our web site. We recognize revenues from our share of the proceeds from our electronic commerce partners' sales upon notification from our partners of sales attributable to our web site. To date, revenues from electronic commerce arrangements have not been significant. We also earn additional revenue on sponsorship contracts for fees relating to the design, coordination, and integration of the customer's content and links. We recognize these development fees as revenue once the related activities have been performed.

RESULTS OF OPERATIONS

     Revenues

     Revenues increased to $3.2 million for the three months ended March 31, 1999 from $394,000 for the three months ended March 31, 1998, an increase of 711%. The period to period growth in revenues resulted from an increase in (1) the number of advertisers as well as the average commitment per advertiser, (2) our web site traffic, (3) the number of sales people and (4) marketing and advertising expenditures. Advertising revenues were $2.6 million or 83% of total revenues for the three months ended March 31, 1999 and $332,000 or 84% of total revenues for the three months ended March 31, 1998. Since March 1999, we significantly increased our sales force, relaunched our web site, and began a marketing campaign to promote theglobe.com web site. We anticipate that advertising revenues will continue to account for a substantial share of our total revenues for the foreseeable future. Other revenues were derived from membership service fees, development fees, electronic commerce revenue shares and sponsorship placements within our web site. At March 31, 1999, we had deferred revenues of approximately $647,600. Barter revenues were approximately 4% of total revenues for each of the three months ended March 31, 1999 and 1998.

     Cost of Revenues

     Cost of revenues consist primarily of Internet connection charges, web site equipment leasing costs, depreciation, maintenance, barter advertising expenses, cost of merchandise sold, shipping and handling fees, staff costs and related expenses of operations personnel. Gross margins were 59% for the three months ended March 31, 1999 and 46% for the three months ended March 31, 1998. The increase in gross margin was primarily due to an increase in revenues relative to the increase in cost of revenues. The absolute dollar increase in cost of revenues was due to an increase in Internet connection costs to support the increase in web site traffic, as well as an increase in equipment costs, depreciation and staff costs required to support the expansion of our site and services. With the addition of Azazz, cost of revenues also increased as a result of cost of merchandise sold and shipping and handling fees. In addition, we recorded barter advertising expenses during the three months ended March 31, 1999 and 1998, which is equivalent to the barter advertising revenues recorded in the same period. The gross margins exclusive of the barter transactions were 61% for the three months ended March 31, 1999 and 48% for the three months ended March 31, 1998.

     Sales and Marketing Expenses

     Sales and marketing expenses consist primarily of salaries and related expenses of sales and marketing personnel, commissions, advertising, public relations expenses and other marketing-related expenses. Sales and marketing expenses increased to approximately $2.1 million or 65% of total revenue for the three months ended March 31, 1999 from $1.4 million or 358% of total revenues for the three months ended March 31, 1998. The period to period increase in sales and marketing expenses in absolute dollars was primarily attributable to increased sales and marketing personnel and related expenses required to implement our branding and marketing strategy.

     Product Development Expenses

     Product development expenses include professional fees, staff costs and related expenses associated with the development, testing and upgrades to our web site as well as expenses related to its editorial content and community management and support. Product development expenses increased to approximately $2.1 million or 66% of total revenues for the three months ended March 31, 1999 from $85,500 or 22% of total revenues for the three months ended March 31, 1998. The increase in product development expenses was primarily attributable to increased staffing levels required to support our web site and to enhance its content and features. Product development expenses also increased as a result of added features in connection with the launch of our site redesign in November 1998. We intend to continue recruiting and hiring experienced product development personnel and to make additional investments in product development.

     General and Administrative Expenses

     General and administrative expenses consist primarily of salaries and related costs for general corporate functions, including finance, human resources, facilities and legal, along with professional fees and other corporate expenses. General and administrative expenses increased to $2.8 million or 86% of total revenues for the three months ended March 31, 1999 from $1.1 million or 279% of total revenues for the three months ended March 31, 1998, an increase of approximately $1.7 million. The absolute dollar increase in these expenses was primarily due to increased salaries and related expenses associated with increased staffing in order to build our basic infrastructure, hiring of additional personnel, and increases in professional fees and travel. The increased salaries also reflect the highly competitive nature of hiring in the new media industry. The increase was also due to costs related to us operating as a public company such as directors' and officers' liability insurance, investor relations programs and professional service fees. We expect that we will incur additional general and administrative expenses as we hire additional personnel and incur additional costs related to the growth of the business. Accordingly, we anticipate that general and administrative expenses will continue to increase in absolute dollars.

     Amortization of Goodwill and Intangible Assets

     We recorded amortization of approximately $1.4 million in the first quarter 1999. This amortization is in connection with the acquisition of Azazz in February 1999. The goodwill and purchased intangibles of approximately $22.7 million related to this acquisition is being amortized over the expected period of benefit ranging from two to three years (three years for goodwill). There was no similar charge in 1997.

     Interest and Other Income, net

     Interest and other income, net includes interest income from our cash and investments, interest expenses related to our capital lease obligations and realized gains and losses from the sale of short-term investments. Other income decreased from approximately $455,000 for the three months ended March 31, 1998 to approximately $196,000 for the three months ended March 31, 1999. The decrease in other income was due to an increase in interest expense related to new capital lease obligations, which the Company entered into subsequent to March 1998.

     Income Taxes

     Income taxes of $45,889 for the three months ended March 31, 1999 were based solely on state and local taxes on business and investment capital. Our effective tax rate differs from the statutory federal income tax rate, primarily as a result of the uncertainty regarding our ability to utilize our net operating loss carryforwards. Due to the uncertainty surrounding the timing or realization of the benefits of our net operating loss carryforwards in future tax returns, we have placed a valuation allowance against our otherwise recognizable deferred tax assets. As of December 31, 1998, we had approximately $29.2 million of federal net operating loss carryforwards for tax reporting purposes available to offset future taxable income. Our federal net operating loss carryforwards expire beginning 2001 through 2018, if not utilized. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Due to the change in our ownership interests in the third quarter of 1997, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), future utilization of our net operating loss carryforwards will be subject to certain limitations or annual restrictions.


LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1999, we had approximately $11.2 million in cash and cash equivalents and approximately $11.7 million in marketable securities. Net cash used in operating activities was $4.7 million and $2.9 million for the three months ended March 31, 1999 and 1998, respectively. The increase in net cash used resulted primarily from an increase in our net cash operating losses which do not give effect to our amortization expense related to our acquisition of Azazz as well as payments made in 1998 related to our 1997 accrued compensation.

     Net cash (used) provided by investing activities was $(13.1) million and $2.4 million for the three months ended March 31, 1999 and 1998, respectively. Net cash used in investing activities for the three months ended March 31, 1999 was primarily related to the purchase of short-term investments with the proceeds from our initial public offering, as well as, security deposit payments associated with our new office space lease. For the three months ended March 31, 1998, the net cash provided by investing activities was primarily related to the sale of short-term investments in order to finance our operating expenses. In each period, additional cash was used to purchase property and equipment in connection with the build out of our infrastructure.

     Net cash used in financing activities was approximately $136,000 and $33,000 for the three months ended March 31, 1999 and 1998, respectively. Net cash used in financing activities for the three months ended March 31, 1999 consisted primarily of payments under our capital lease obligations partially offset by proceeds from the exercise of common stock options. For the three months ended March 31, 1998, cash used in financing activities was related to the payment of capital lease obligations.

     On February 1, 1999, we purchased factorymall.com, an interactive department store doing business as Azazz.com, which is being integrated into our electronic commerce site, known as "shop.theglobe.com." We expect to invest an aggregate of up to approximately $3.8 million of working capital in 1999 to support the future operation of shop.theglobe.com. On April 9, 1999, we purchased Attitude Network, an online provider of entertainment content. We expect to invest an aggregate of up to $3.5 million of working capital in 1999 to support the future operations of Attitude Network.

     Our capital requirements depend on numerous factors, including market acceptance of our services, the amount of resources we devote to investments in our web site, the resources we devote to marketing and selling our services and our brand promotions and other factors. We have experienced a substantial increase in our capital expenditures and lease arrangements since our inception consistent with the growth in our operations and staffing, and we anticipate that this will continue for the foreseeable future. Additionally, we will continue to evaluate possible investments in businesses, products and technologies, and we plan to expand our sales force. On April 13, 1999 we filed a registration statement with the Securities and Exchange Commission that will permit us to sell 8,000,000 shares of our common stock in a public offering. We are selling 4,000,000 shares of common stock and existing stockholders are selling an additional 4,000,000 shares. We believe that the net proceeds from the offering, together with our current cash and cash equivalents, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for our existing business for the foreseeable future. However, we may need to raise funds during 1999 or thereafter to obtain or operate any additional acquired businesses or joint venture arrangements. See "Risk Factors--We may need to raise additional funds, including through the issuance of debt."


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

     State of Readiness. We may be affected by Year 2000 issues related to non-compliant information technology systems or non-information technology systems operated by us or by third parties. We have substantially completed an assessment of our internal and external third-party information technology systems and non-information technology systems and a test of the information technology systems that support our web site. At this point in our assessment and testing, we are not aware of any Year 2000 problems relating to systems we or third parties operate that would have a material effect on our business or financial condition, without taking into account our efforts to avoid these problems. However, we cannot assure you that there will be no Year 2000 problems.

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


EFFECTS OF INFLATION

     Due to relatively low levels of inflation in 1996, 1997, 1998 and 1999 inflation has not had a significant effect on our results of operations since inception.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     We adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" as of January 1, 1998. SFAS No. 130 requires us to report in our financial statements, in addition to our net income (loss), comprehensive income (loss), which includes all changes in equity during a period from non-owner sources including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on investments in debt and equity securities. We adopted SFAS 130 as of December 31, 1997 and have presented comprehensive income for all periods presented in the statement of stockholders' equity.

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

     In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which establishes guidelines for the accounting for the costs of all computer software developed or obtained for internal use. We adopted SOP 98-1 effective for the year ended December 31, 1998. The adoption of SOP 98-1 is not expected to have a material impact on our consolidated financial statements.

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

REVENUE GROWTH IN PRIOR PERIODS MAY NOT BE INDICATIVE OF FUTURE GROWTH.

     We achieved significant revenue growth in 1998 and in the first quarter of 1999. Our limited operating history makes prediction of future growth difficult. Accurate predictions of future growth are also difficult because of the rapid changes in our markets. Accordingly, investors should not rely on past revenue growth rates as a prediction of future growth.

WE ANTICIPATE INCREASED OPERATING EXPENSES AND EXPECT TO CONTINUE TO
INCUR LOSSES.

     To date, we have not been profitable, and we expect that we will continue to incur net losses for the foreseeable future. We had net losses of approximately $750,200 for 1996, $3.6 million for 1997, $16.0 million for 1998, and $6.3 million for the three months ended March 31, 1999. As of March 31, 1999, we had an accumulated deficit of approximately $26.7 million. The principal causes of our losses are likely to continue to be:

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

OUR BUSINESS MODEL IS NEW AND UNPROVEN.

     Our business model is new and relatively unproven. This model depends upon our ability to obtain more than one type of revenue source by using our community platform. To be successful, we must, among other things, develop and market products and services that achieve broad market acceptance by our users, advertisers and electronic commerce vendors. We must also develop significant electronic commerce revenues by marketing products directly to users and having users purchase products through our site. We cannot assure you that any Internet community, including our site, will achieve broad market acceptance. We also cannot assure you that our business model will be successful, that it will sustain revenue growth or that it will be profitable.

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

OUR ACQUISITIONS OR JOINT VENTURES ENTAIL NUMEROUS RISKS AND UNCERTAINTIES.

     As part of our business strategy, we review acquisition prospects or joint ventures that we expect to complement our existing business, increase our traffic, augment the distribution of our community, enhance our technological capabilities or increase our electronic commerce revenues. On February 1, 1999, we acquired Azazz.com to develop electronic commerce retailing on our site. On April 9, 1999, we acquired Attitude Network to add two leading game enthusiast web sites to our entertainment theme. We have been approached from time to time to consider and evaluate potential business combinations, either involving potential investments in our common stock, or other business combinations or joint ventures, or our acquisition of other companies. If consummated, any such transaction could result in a change of control of our company or could otherwise be material to our business or to your investment in our common stock. We are currently in discussions or negotiations for various of these kinds of transactions, some of which may be material, but we have not reached any binding agreements. These transactions may or may not be consummated. Our future acquisitions or joint ventures could result in numerous risks and uncertainties, including:

     o potentially dilutive issuances of equity securities, which may be freely tradable in the public market;
     o    large and immediate write-offs;
     o the incurrence of debt and contingent liabilities or amortization expenses related to goodwill and other intangible assets;

     o difficulties in the assimilation of operations, personnel, technologies, products and information systems of the acquired companies;
     o the diversion of management's attention from other business concerns;
     o the risks of entering geographic and business markets in which we have no or limited prior experience such as electronic commerce retailing;
     o the risk that the acquired business will not perform as expected; and
     o    risks associated with international expansion.

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

WE RELY SUBSTANTIALLY ON ADVERTISING REVENUES.

     We derive a substantial portion of our revenues from the sale of advertisements on our web site. We expect to continue to do so for the foreseeable future. For the year ended December 31, 1998 and for the three months ended March 31, 1999, advertising revenues represented 89% and 83%, respectively, of our total revenues. Our business model and revenues are highly dependent on the amount of traffic on our site. The level of traffic on our site determines the amount of advertising inventory we can sell. Our ability to generate significant advertising revenues depends, in part, on our ability to create new advertising programs without diluting the perceived value of our existing programs. Our ability to generate advertising revenues will also depend, in part, on the following:

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

     We cannot assure you that the market for Internet advertising will continue to emerge or become sustainable. If the Internet advertising market develops slower than we expect, our business performance would be materially adversely affected. To date, substantially all our advertising contracts have been for terms averaging one to three months in length, with relatively few longer term advertising contracts. Additionally, our advertising customers may object to the placement of their advertisements on some members' personal homepages, the content of which they deem undesirable. For any of the foregoing reasons, we cannot assure you that our current advertisers will continue to purchase advertisements on our site. We also compete with traditional advertising media, including television, radio, cable and print, for a share of advertisers' total advertising budgets. This results in significant pricing pressures on our advertising rates, which could have a material adverse effect on us.

WE RELY ON THIRD PARTIES OVER WHOM WE HAVE LIMITED CONTROL TO MANAGE THE PLACEMENT OF ADVERTISING ON OUR WEB SITE.

     The process of managing advertising within a large, high-traffic web site such as ours is an increasingly important and complex task. We license our advertising management system from DoubleClick, Inc. under an agreement expiring April 15, 2000. DoubleClick may terminate the agreement upon 30 days' notice (1) if we breach the agreement or (2) if DoubleClick reasonably determines that we have used their advertising management system in a manner that could damage their technology or which reflects unfavorably on DoubleClick's reputation. No assurance can be given that DoubleClick would not terminate the agreement. Any termination and replacement of DoubleClick's service could disrupt our ability to manage our advertising operations. Additionally, we have entered into a contract with Engage Technologies, Inc. for the license of proprietary software to manage the placement of advertisements on our web site. This software is still being implemented and our relationship under the contract has not yet been material. There can be no assurance that this software will effectively manage the placement of advertisements on our web site and that errors will not occur.

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

     Because our Chairman and our Vice President of Corporate Development are officers or employees of other companies, we will have to compete for their time. Michael S. Egan is our Chairman. Mr. Egan serves as the Chairman of our board of directors and as an executive officer with primary responsibility for day-to-day strategic planning and financing arrangements. Mr. Egan also is the controlling investor of Dancing Bear Investments, an entity controlled by Mr. Egan, which is our largest stockholder. Edward A. Cespedes is our Vice President of Corporate Development with primary responsibility for corporate development opportunities including mergers and acquisitions. Mr. Cespedes also serves as a Managing Director of Dancing Bear Investments. Messrs. Egan and Cespedes have not committed to devote any specific percentage of their business time with us. Accordingly, we compete with Dancing Bear Investments and Messr. Egan's other related entities for their time. In April 1999, Mr. Egan was appointed to the board of directors of Lowestfare.com, an entity with which we have a premier partner relationship.

     We have begun advertising electronic commerce arrangements with entities controlled by Mr. Egan and by AutoNation, Inc., an entity affiliated with H. Wayne Huizenga, one of our directors. These arrangements were not the result of arm's-length negotiations, but we believe that the terms of these arrangements are on comparable terms as if they were entered into with unaffiliated third parties. Due to their relationships with their related entities, Messrs. Egan, Cespedes and Huizenga will have an inherent conflict of interest in making any decision related to transactions between their related entities and us. We intend to review related party transactions in the future on a case-by-case basis.

WE MAY NOT BE ABLE TO KEEP UP WITH RAPID TECHNOLOGICAL AND OTHER CHANGES.

     The markets in which we compete are characterized by:

     o    rapidly changing technology;
     o    evolving industry standards;
     o frequent new service and product announcements, introductions and enhancements; and
     o    changing consumer demands.

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

     In the fourth quarter of 1998 and the first quarter of 1999, we moved our principal servers to the New York Teleport facility in Staten Island, New York under a lease with Telehouse International Corporation of America. Telehouse International does not guarantee that our Internet access will be uninterrupted, error-free or secure. We maintain computer hardware, servers and operations relating to shop.theglobe.com in Seattle, Washington which are hosted by Exodus Communications, Inc. Additionally, we maintain computer hardware, servers and operations relating to Attitude Network in Herndon, Virginia which are hosted by Frontier GlobalCenter, and in London, England, which are hosted by Telehouse International. Although each of Exodus, Frontier and Telehouse provides comprehensive facilities management services, including human and technical monitoring of all production servers 24 hours-per-day, seven days-per-week, neither Exodus, Frontier nor Telehouse guarantees that our Internet access will be uninterrupted, error-free or secure. Our operations depend on the ability to protect our systems against damage from unexpected events, including fire, power loss, water damage, telecommunications failures and vandalism. Any disruption in our Internet access could have a material adverse effect on us. In addition, computer viruses, electronic break-ins or other similar disruptive problems could also materially adversely affect our web site. Our reputation and theglobe.com brand could be materially and adversely affected by any problems to our site. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. We do not presently have any secondary off-site systems or a formal disaster recovery plan.

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

     The market for members, users and Internet advertising among web sites is new and rapidly evolving. Competition for members, users and advertisers, as well as competition in the electronic commerce market, is intense and is expected to increase significantly. Barriers to entry are relatively insubstantial and we believe we will face competitive pressures from many additional companies both in the United States and abroad. Accordingly, pricing pressure on advertising rates will increase in the future which could have a material adverse effect on us. All types of web sites compete for users. Competitor web sites include community sites, as well as "gateway" or "portal" sites and various other types of web sites. We believe that the principal competitive factors in attracting users to a site are:

     o    functionality of the web site;
     o    brand recognition;
     o    member affinity and loyalty;
     o    broad demographic focus;
     o    open access for visitors;
     o    critical mass of users, particularly for community-type sites; and
     o    services for users.

     We compete for users, advertisers and electronic commerce marketers with the following types of companies:

     o other online community web sites, such as GeoCities, which has agreed to be acquired by Yahoo!; Tripod and AngelFire, subsidiaries of Lycos; and Xoom.com;
     o search engines and other Internet "portal" companies, such as Excite, InfoSeek, Lycos and Yahoo!;
     o    online content web sites, such as CNET, ESPN.com and ZDNet.com;
     o publishers and distributors of television, radio and print, such as CBS, NBC and CNN/Time Warner;
     o general purpose consumer online services, such as America Online and Microsoft Network;
     o web sites maintained by Internet service providers, such as AT&T WorldNet, EarthLink and MindSpring;
     o electronic commerce web sites, such as Amazon.com, Etoys and CDNow; and
     o other web sites serving game enthusiasts, including Ziff Davis' Gamespot and CNET's Gamecenter.

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

     Many of our existing and potential competitors, including companies operating web directories and search engines, and traditional media companies, have the following advantages:

     o    longer operating histories in the Internet market,
     o    greater name recognition;
     o    larger customer bases; and
     o significantly greater financial, technical and marketing resources.

     In addition, providers of Internet tools and services, including community-type sites, may be acquired by, receive investments from, or enter into other commercial relationships with larger, well-established and well-financed companies, such as Microsoft and America Online. For example, Excite has agreed to be acquired by At Home, America Online agreed to acquire Netscape and Xoom announced a transaction in which NBC would merge some of its online assets with Xoom. In addition, there has been other significant consolidation in the industry. This consolidation may continue in the future. We could face increased competition in the future from traditional media companies, including cable, newspaper, magazine, television and radio companies. A number of these large traditional media companies, including Disney, CBS and NBC, have been active in Internet related activities. Those competitors may be able to undertake more extensive marketing campaigns for their brands and services, adopt more aggressive advertising pricing policies and make more attractive offers to potential employees, distribution partners, electronic commerce companies, advertisers, third-party content providers and acquisition targets. Furthermore, our existing and potential competitors may develop sites that are equal or superior in quality to, or that achieve greater market acceptance than, our site. We cannot assure you that advertisers may not perceive our competitors' sites as more desirable than ours.

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

     If the Internet develops as a commercial medium more slowly than we expect, it will adversely affect our business. Additionally, if web usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth or its performance and reliability may decline. Web sites have experienced interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays frequently occur in the future, web usage, as well as usage of our web site, could grow more slowly or decline. Also, the Internet's commercial viability may be significantly hampered due to:

     o delays in the development or adoption of new operating and technical standards and performance improvements required to handle increased levels of activity;
     o    increased government regulation; and
     o insufficient availability of telecommunications services which could result in slower response times and adversely affect usage of the Internet.

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

     No standards have been widely accepted to measure the effectiveness of Internet advertising or to measure the demographics of our user base. Additionally, no standards have been widely accepted to measure the number of members, unique users or page views related to a particular site. We cannot assure you that any standards will become available in the future or that standards will accurately measure our users or the full range of user activity on our site. If standards do not develop, advertisers may not advertise on the Internet. In addition, we depend on third parties to provide these measurement services. These measurements are often based on sampling techniques or other imprecise measures and may materially differ from each other and from our estimates. We cannot assure you that advertisers will accept our or other parties' measurements. The rejection by advertisers of these measurements could have a material adverse effect on our business and financial condition.

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

WE MAY NEED TO RAISE ADDITIONAL FUNDS, INCLUDING THROUGH THE
ISSUANCE OF DEBT.

     We believe that the net proceeds from our secondary offering, together with our current cash and cash equivalents, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for our existing business for the foreseeable future. However, we may need to raise additional funds during 1999 or thereafter to obtain or operate any additional acquired businesses or joint venture arrangements. We expect that we will continue to experience negative operating cash flow for the foreseeable future as a result of significant spending on advertising and infrastructure. Accordingly, we may need to raise additional funds in a timely manner in order to:

     o    fund our anticipated expansion;
     o    develop new or enhanced services or products;
     o    respond to competitive pressures;
     o    acquire complementary products, businesses or technologies; and
     o    enter into joint ventures.

     If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced. Stockholders may experience additional dilution and these securities may have rights senior to those of the holders of our common stock. We do not have any contractual restrictions on our ability to incur debt. Any indebtedness could contain covenants which restrict our operations. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our business could be materially adversely effected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

WE RELY ON INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS.

     We regard substantial elements of our web site and underlying technology as proprietary and attempt to protect them by relying on intellectual property laws and restrictions on disclosure. We also generally enter into confidentiality agreements with our employees and consultants. In connection with our license agreements with third parties we generally seek to control access to and distribution of our technology and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar technology independently. Thus, we cannot assure you that the steps taken by us will prevent misappropriation or infringement of our proprietary information which could have a material adverse effect on our business. In addition, our competitors may independently develop similar technology, duplicate our products or design around our intellectual property rights.

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

     We own the Internet domain names "theglobe.com," "shop.theglobe.com," "tglo.com," "azazz.com," "happypuppy.com, " "realmx.com," "kidsdomain.com" and "gamesdomain.com." The regulation of domain names in the United States and in foreign countries may change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names, any or all of which may dilute the strength of our names. We may not acquire or maintain our domain names in all of the countries in which our web site may be accessed, or for any or all of the top-level domain names that may be introduced. The relationship between regulations governing domain names and laws protecting proprietary rights is unclear. Therefore, we may not be able to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights.

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

WE MAY BE EXPOSED TO LIABILITY FOR INFORMATION RETRIEVED FROM OR
TRANSMITTED OVER THE INTERNET OR FOR PRODUCTS SOLD OVER THE INTERNET.

     Users may access content on our web site or the web sites of our distribution partners or other third parties through web site links or other means, and they may download content and subsequently transmit this content to others over the Internet. This could result in claims against us based on a variety of theories, including defamation, obscenity, negligence, copyright, trademark infringement or the wrongful actions of third parties. Other theories may be brought based on the nature, publication and distribution of our content or based on errors or false or misleading information provided on our web site. Claims have been brought against online services in the past and we have received inquiries from third parties regarding these matters. The claims could be material in the future. We could also be exposed to liability for third party content posted by members on their personal web pages or by users in our chat rooms or on our bulletin boards.

     Additionally, we offer e-mail service, which a third party provides. The e-mail service may expose us to potential liabilities or claims resulting from unsolicited e-mail, lost or misdirected messages, fraudulent use of e-mail or delays in e-mail service. We also enter into agreements with commerce partners and sponsors under which we are entitled to receive a share of any revenue from the purchase of goods and services through direct links from our site. After the Azazz acquisition in February 1999, we also began selling products directly to consumers. Those arrangements may expose us to additional legal risks, regulations by local, state, federal and foreign authorities and potential liabilities to consumers of these products and services, even if we do not ourselves provide these products or services. We cannot assure you that any indemnification that may be provided to us in some of these agreements with these parties will be adequate.

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

WE MAY HAVE TROUBLE EXPANDING INTERNATIONALLY.

     A part of our strategy is to expand into foreign markets. In April 1999, we acquired Attitude Network, which operates Games Domain and Kids Domain through a wholly-owned U.K. subsidiary. We have not previously operated internationally. Additionally, we are not completely familiar with U.K. law and its ramifications on our business. There can be no assurance that the Internet or our community model will become widely accepted for advertising and electronic commerce in any international markets. To expand overseas we intend to seek to acquire additional web sites and enter into relationships with foreign business partners. This strategy contains risks, including:

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

VARIOUS STOCKHOLDERS, INDIVIDUALLY OR IN THE AGGREGATE, MAY CONTROL US.

     Michael S. Egan, our Chairman, beneficially owns or controls, directly or indirectly, 12,246,048 shares of our common stock which in the aggregate represents approximately 45.3% of the outstanding shares of our common stock. Todd V. Krizelman and Stephen J. Paternot, our Co-Chief Executive Officers and Co-Presidents, together, beneficially own 15.4% of our common stock. If the proposed secondary offering is consummated, Mr. Egan will beneficially own or control, directly or indirectly, approximately 31.73% of our common stock, and 27.87% if the over-allotment option is exercised in full and Dancing Bear Investments, an entity he controls, determines to sell stock to the underwriters upon such exercise and 30.55% if the over-allotment option is exercised in full and we sell stock to the underwriters upon such exercise. Messrs. Krizelman and Paternot, together, will beneficially own approximately 12.39% of our common stock after the proposed offering, and 12.39% if the over-allotment option is exercised and provided by Mr. Egan and 11.87% if the over-allotment option is exercised and provided by us. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations.

     Messrs. Egan, Krizelman, Paternot and Edward A. Cespedes and Rosalie
V. Arthur, each of whom is a director of our company, and we have entered into a stockholders' agreement. As a result of the stockholders' agreement, Mr. Egan has agreed to vote for up to two nominees of Messrs. Krizelman and Paternot to the board of directors and Messrs. Krizelman and Paternot have agreed to vote for the nominees of Mr. Egan to the board, which will be up to five directors. Consequently, Mr. Egan, Krizelman and Paternot control the ability to elect a majority of our directors. In addition, collectively Messrs. Egan, Krizelman and Paternot have the ability to control the outcome of all issues submitted to a vote of our stockholders requiring majority approval. Additionally, each party other than Mr. Egan has granted an irrevocable proxy with respect to all matters subject to a stockholder vote to Dancing Bear Investments, Inc., an entity controlled by Mr. Egan, for any shares held by that party received upon the exercise of outstanding warrants for 500,000 shares of our common stock. The stockholders' agreement also provides for tag-along and drag-along rights in connection with any private sale of these securities.

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

THE SALE OF SHARES ELIGIBLE FOR FUTURE SALE IN THE OPEN MARKET COULD DEPRESS OUR STOCK PRICE.

     Sales of significant amounts of common stock in the public market in the future or the perception that sales will occur could materially and adversely affect the market price of the common stock or our future ability to raise capital through an offering of our equity securities. On April 13, 1999 we filed a registration statement with the Securities and Exchange Commission. That will permit us to sell 8,000,000 shares of our common stock in a public offering. We purpose to sell 4,000,000 shares of common stock and existing stockholders are proposing to sell an additional 4,000,000 shares. There are approximately 12,991,680 shares of common stock held by our stockholders that are "restricted securities," as that term is defined in Rule 144 of the Securities Act of 1933. Restricted securities may be sold in the public market only if registered or if they qualify for an exemption from registration under Rules 144, 144(k) or 701 under the Securities Act. In connection with our initial public offering, all of our directors, officers and the holders of a substantial portion of our stock agreed, with exceptions, that they will not sell any common stock without the prior consent of Bear, Stearns & Co. Inc. before May 12, 1999. Bear, Stearns & Co. Inc. may, however, in its sole discretion and at any time without notice, release all or any portion of the shares subject to lock-up agreements. Following this date, approximately 2,266,760 shares of the restricted securities will be immediately eligible for sale in the public market under Rule 144 without volume limitation or further registration under the Securities Act, not including approximately 10,724,920 shares held by our "affiliates", within the meaning of the Securities Act. These 10,724,920 shares will be eligible for public sale subject to volume limitation. In connection with a proposed follow-on offering, these shares will be subject to a lock-up period 7 days before and 90 days after the effective date of the registration statement filed in connection with that offering. Also, in connection with the proposed follow-on offering, the underwriters will require all of our directors, and officers, with the exception of any shares sold by them in that offering and other specified exceptions, to agree not to sell any common stock, without the prior consent of Bear, Stearns & Co. Inc. at any time prior to 90 days following the effective date of the registration statement filed in connection with that offering. Bear, Stearns & Co. Inc. may, however, in its sole discretion and at any time without notice, release all or any portion of the shares subject to lock-up agreements.

     There are outstanding options to purchase 4,167,952 shares of common stock which are eligible for sale in the public market from time to time depending on vesting and the expiration of lock-up agreements. The issuance of these securities are registered under the Securities Act. In addition, there are outstanding warrants to purchase up to 4,111,534 shares of our common stock upon exercise. Substantially all of our stockholders holding restricted securities, including shares issuable upon the exercise of warrants to purchase our common stock, are entitled to registration rights under various conditions.

ANTI-TAKEOVER PROVISIONS AFFECTING US COULD PREVENT OR DELAY A
CHANGE OF CONTROL.

     Provisions of our charter, by-laws and stockholder rights plan and provisions of applicable Delaware law may discourage, delay or prevent a merger or other change of control that a stockholder may:

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


ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     Market Risk. theglobe.com's accounts receivables are subject, in the normal course of business, to collection risks. theglobe.com regularly assesses these risks and has established policies and business practices to protect against the adverse effects of collection risks. As a result, theglobe.com does not anticipate any material losses in this area.

                                  PART II

                             OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     There are no material legal proceedings pending or, to our knowledge, threatened against us.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) SALES OF UNREGISTERED SECURITIES. During the period from January 1, 1998 through March 31, 1999, we granted an aggregate of 1,036,596 options to purchase common stock to our officers, directors and employees pursuant to our 1998 Stock Option Plan with a weighted average exercise price equal to $21.17 per share of common stock. All of such option grants were made pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Rule 701 promulgated thereunder. In addition, in connection with out acquisition of Azazz, we assumed options to purchase shares of factorymall's common stock, without par value, which we exchanged for options to purchase 82,034 shares of common stock with a weighted average exercise price equal to $11.33 per share of common stock. We also assumed warrants to purchase shares of factorymall's common stock, which we exchanged for warrants to purchase 18,810 shares of common stock with a weighted average exercise price equal to $10.64 per share of common stock. As of April 29, 1999, the total number of shares of common stock subject to stock options outstanding was 4,167,952.

     In addition, in connection with our acquisition of Azazz, we issued 687,832 shares of common stock. Such shares were exchanged for shares of factorymall's common stock pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Rule 506 of Regulation D, promulgated thereunder.

     (d) USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES. During the period from December 31, 1998 through March 31, 1999, we have used an aggregate of $7.2 million for investments in our web site, including enhancements to our server and networking infrastructure and the functionality of our web site, and for general corporate purposes including working capital, expansion of our sales and marketing capabilities and brand-name promotions. We have also used a portion of such net proceeds for acquisitions of complementary businesses, services and technology.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.   OTHER INFORMATION.

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

         Exhibit Number               Description
         --------------               -----------
         27.1                         Financial Data Schedule

     (b) Reports on Form 8-K.

         On February 16, 1999, we filed a Form 8-K under Item 2 and 7 regarding the completion of the acquisition of Azazz.

         On February 19, 1999, we filed a Form 8-K under Item 5 announcing our financial results for the fourth quarter of 1999.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereto duly authorized.



                                   theglobe.com, inc.

                                   /s/ Francis T. Joyce
                                   ------------------------------------
                                   Francis T. Joyce
                                   Vice President, Chief Financial Officer
                                   and Treasurer (Principal Financial and
                                   Accounting Officer)

May 14, 1999