Form 10-Q
period 1999-06-30
THEGLOBE COM INC
filed 1999-08-16
CIK 1066684

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 16, 1999

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                     OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM _______________ TO ___________________

                        COMMISSION FILE NO. 0-25053

                             THEGLOBE.COM, INC.

           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            STATE OF DELAWARE                         14-1781422
     -------------------------------        -------------------------------
     (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

            120 BROADWAY
         NEW YORK, NEW YORK                             10271
 ---------------------------------------              ----------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)

                               (212) 894-3600

            ----------------------------------------------------
            (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            31 WEST 21ST STREET
                         NEW YORK, NEW YORK 10010

                        ---------------------------
           (Former name, former address and former fiscal year,
                       if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X   No

     The number of shares outstanding of the Registrant's Common Stock, $.001 par value (the "Common Stock"), as of August 11, 1999 was 26,529,718.

                             theglobe.com, inc.
                                 FORM 10-Q

                                   INDEX


                                                                PAGE NUMBER
                                                                -----------

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements                 1

         Condensed Consolidated Balance Sheets at
          June 30, 1999 (unaudited) and December 31, 1998            1

         Unaudited Condensed Consolidated Statements of
          Operations for the three and six months ended
          June 30, 1999 and 1998                                     2

         Unaudited Condensed Consolidated Statements of
          Cash Flows for the six months ended June 30, 1999
           and 1998                                                  3

         Notes to Unaudited Condensed Consolidated Financial
          Statements                                                 4

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                       11

Item 3.  Qualitative and Quantitative Disclosures about Market
          Risk                                                      33

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                        II-1

Item 2.  Changes in Securities and Use of Proceeds                II-2

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

Signatures                                                       II-3

                                   PART I

                           FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             theglobe.com, inc.
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                              June 30,               December 31,
                                                1999                     1998
                                          ---------------          --------------
                                           (unaudited)
              ASSETS
Current assets:
  Cash and cash equivalents............   $    77,855,242          $   29,250,572
  Short-term investments...............           906,472                 898,546
  Accounts receivable, net.............         2,879,491               2,004,875
  Prepaids and other current assets....           634,996                 678,831
                                          ---------------          --------------

      Total current assets.............        82,276,201              32,832,824

Property and equipment, net............         8,248,701               3,562,559
Goodwill and other intangible
  assets, net..........................        63,182,341                      --
Restricted investments.................         3,584,109               1,734,495
                                          ---------------          --------------

      Total assets.....................   $   157,291,352          $   38,129,878
                                          ===============          ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable.....................   $     2,940,452          $    2,614,445
  Accrued expenses.....................         1,070,452                 817,463
  Accrued compensation.................           913,492                 691,279
  Deferred revenue.....................         1,099,266                 673,616
  Current installments of obligations
    under capital leases...............         1,600,401               1,026,728
  Current portion of long-term debt....           234,319                      --
                                          ---------------          --------------

      Total current liabilities........         7,858,382               5,823,531

Long-term debt.........................         2,443,882                      --
Obligations under capital leases,
  excluding current installments.......         2,631,934               2,005,724
Deferred rent..........................           381,282                      --

Stockholders' equity:
  Common stock.........................            26,528                  20,625
  Additional paid-in capital...........       183,931,162              50,904,181
  Deferred compensation................           (95,413)               (128,251)
  Accumulated other comprehensive
    income.............................           (63,662)                (50,006)
  Accumulated deficit..................       (39,822,743)            (20,445,926)
                                          ---------------          --------------

      Total stockholders' equity.......       143,975,872              30,300,623

Commitments & contingencies............
                                          ---------------          --------------
      Total liabilities and
        stockholders' equity...........   $   157,291,352          $   38,129,878
                                          ===============          ==============


    See accompanying notes to unaudited condensed consolidated financial statements.

                              theglobe.com, inc.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                       Three Months Ended               Six Months Ended
                                            June 30,                        June 30,
                                 -----------------------------    ----------------------------
                                     1999            1998             1999           1998
                                 -------------   -------------    ------------   -------------
                                           (unaudited)                     (unaudited)
Revenues......................    $  4,130,017    $    779,812    $  7,321,821    $  1,173,398
Cost of revenues..............       1,753,958         265,229       2,950,308         463,275
                                  ------------    ------------    ------------    ------------
      Gross profit............       2,376,059         514,583       4,371,513         710,123

Operating expenses:
  Sales and marketing.........       3,481,616       3,107,939       5,668,534       4,532,945
  Product development.........       2,805,981         165,337       4,919,787         250,869
  General and
    administrative............       2,992,649       1,299,108       5,746,680       2,396,716
  Amortization of goodwill
    and intangible assets.....       6,408,765              --       7,769,543              --
                                  ------------    ------------    ------------    ------------

        Total operating
          expenses............      15,689,011       4,572,384      24,104,544       7,180,530
                                  ------------    ------------    ------------    ------------

      Loss from operations....     (13,312,952)     (4,057,801)    (19,733,031)     (6,470,407)

Interest and other
  income, net.................         313,553         217,458         509,179         672,637
                                  ------------    ------------    ------------    ------------

      Loss before provision
        for income taxes......     (12,999,399)     (3,840,343)    (19,223,852)     (5,797,770)

Provision for income taxes....         107,076          10,475         152,965          26,500
                                  ------------    ------------    ------------    ------------

      Net loss................    $(13,106,475)   $ (3,850,818)   $(19,376,817)   $ (5,824,270)
                                  ============    ============    ============    ============

Basic and diluted net loss
  per share...................    $      (0.54)   $      (1.65)   $      (0.85)   $      (2.51)
                                  ============    ============    ============    ============

Weighted average basic and
  diluted shares outstanding..      24,421,000       2,337,640      22,764,751       2,322,778
                                  ============    ============    ============    ============

    See accompanying notes to unaudited condensed consolidated financial statements.

                              theglobe.com, inc.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Six Months Ended
                                                                    June 30,
                                                   ---------------------------------------
                                                          1999                    1998
                                                   ---------------------------------------
                                                       (unaudited)             (unaudited)
Cash flows from operating activities:
 Net loss....................................      $   (19,376,816)        $    (5,824,270)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
   Depreciation and amortization.............            8,674,559                 238,411
   Non-cash compensation.....................               31,769                      --
   Deferred compensation.....................               32,838                  23,119
   Amortization of debt discount.............               65,505                      --
   Deferred rent.............................              381,282                      --
  Changes in operating assets and
   liabilities, net of effect of
   acquisitions:
   Accounts receivable, net..................             (554,210)               (369,982)
   Prepaids and other current assets.........              170,800                 (75,847)
   Other assets..............................                   --                (568,226)
   Accounts payable..........................             (364,044)              1,633,521
   Accrued expenses..........................             (631,549)                509,505
   Accrued compensation......................              121,279                (998,999)
   Deferred revenue..........................             (121,125)                 19,063
                                                   ----------------        ---------------

  Net cash used in operating activities......          (11,569,712)             (5,413,705)
                                                   ----------------        ---------------

Cash flows from investing activities:
 Purchases of securities.....................          (10,796,291)               (230,484)
 Proceeds from sales of securities...........           10,783,388               3,087,381
 Purchases of property and equipment.........           (3,410,242)               (247,859)
 Cash acquired in connection with
  acquisitions, net..........................              691,320                      --
 Payments of security deposits...............           (1,825,509)                     --
                                                   ----------------        ---------------

  Net cash (used in) provided by investing
   activities................................           (4,557,334)              2,609,038
                                                   ----------------        ---------------

Cash flows from financing activities:
 Payments under capital lease obligations....             (599,702)                (77,405)
 Payments of long-term debt..................              (10,037)                     --
 Proceeds from exercise of common stock
  options and warrants.......................              336,699                   8,172
 Proceeds from issuance of common stock......           65,013,435                      --
                                                   ---------------         ---------------

  Net cash provided by (used in) financing
   activities................................           64,740,395                 (69,233)
                                                   ---------------         ----------------

Net change in cash and cash equivalents......           48,613,349              (2,873,900)

Effect of exchange rate changes on cash and
 cash equivalents............................               (8,679)                     --

Cash and cash equivalents at beginning of
 period......................................           29,250,572               5,871,291
                                                   ---------------         ---------------

Cash and cash equivalents at end of period...      $    77,855,242         $     2,997,391
                                                   ===============         ===============

Supplemental disclosure of noncash
   transactions:
   Equipment acquired under capital leases...      $     1,632,801         $       836,648
                                                   ===============         ===============

         See accompanying notes to unaudited condensed consolidated financial statements.

                             theglobe.com, inc.

       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Description of Business

theglobe.com, inc. (the "Company" or "theglobe") was incorporated in May 1995 (inception) and commenced operations on that date. theglobe operates an online network with members and users in the United States and abroad. Users are able to personalize their online experience by publishing their own content and interacting with others having similar interests. The Company's primary revenue source is the sale of advertisements with additional revenues generated through the sale of sponsorship placements within the Company's website, the sale of merchandise through the Company's on-line store, electronic commerce revenue shares, development fees and, to a lesser extent, the sale of membership service fees for enhanced services.

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

(b)  Unaudited Interim Condensed Consolidated Financial Information

The unaudited interim condensed consolidated financial statements of the Company as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 1999, the results of their operations for three and six months ended June 30, 1999 and 1998 and their cash flows for the six months ended June 30, 1999 and 1998.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited financial statements as of December 31, 1998, and for the three years then ended and related notes included in the Company's Form 10-K filed with the Securities and Exchange Commission.

(c)  Principles of Consolidation

The Company's unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 1999 include (i) the consolidated accounts of the Company (prior to the acquisitions of factorymall.com, inc. and Attitude Network, Ltd.) (ii) the consolidated accounts of shop.theglobe.com, (formerly known as factorymall.com, inc), from February 1, 1999 and (iii) the consolidated accounts of Attitude
Network, Ltd. from April 9, 1999. The unaudited condensed consolidated financial statements for the prior year periods include only the accounts of theglobe. All significant intercompany balances and transactions have been eliminated.

(d)  Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(e)  Short-term Investments

Short-term investments are classified as available-for-sale and are available to support current operations or to take advantage of other investment opportunities. These investments primarily consist of corporate bonds which are stated at their estimated fair value based upon publicly available market quotes. Unrealized gains and losses are computed on the basis of specific identification and are included in stockholders' equity. Realized gains, realized losses and declines in value, judged to be other-than-temporary, are included in other income. There were no material gross realized gains or losses from sales of securities in the periods presented. The costs of securities sold are based on the specific-identification method and interest earned is included in interest income. As of June 30, 1999, the Company had gross unrealized losses of
$62,936  and  gross   unrealized   gains  of  $7,953  from  its  short-term
investments. As of December 31, 1998, the Company had gross unrealized losses of $50,006 from its short-term investments.

(f)  Goodwill and Other Intangible Assets

Goodwill and all other intangible assets are being amortized on a straight-line basis over their expected period of benefit ranging from two to three years (three years for goodwill). Goodwill and other intangible assets are stated net of total accumulated amortization of $7,769,543 million at June 30, 1999. The Company did not have goodwill and other intangible assets for the three and six months ended June 30, 1998.

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

The Company also derived other revenues from the sale of sponsorship placements within the Company's website, sales of merchandise from the Company's on-line department store acquired in connection with the acquisition of factorymall.com, inc., e-commerce revenue shares and the sales of membership service fees for enhanced services. The Company recognizes development fees related to the sale of sponsorship placements on the Company's website as revenue once the related development activities have been performed. The Company recognizes revenue from the sale of merchandise from its on-line store when the products are shipped to customers. The Company provides an allowance for sales returns, which has been insignificant to date. Revenues from the Company's share of the proceeds from its e-commerce partners' sales are recognized upon notification from its partners of sales attributable to the Company's site. Membership service fees are deferred and recognized ratably over the term of the subscription period. Other revenues accounted for 11.8% and 14.1%, and 8.5% and 10.8% of revenues for the three and six months ended June 30, 1999 and 1998, respectively.

The Company trades advertisements on its web properties in exchange for advertisements on the Internet sites of other companies. Barter revenues and expenses are recorded at the fair market value of services provided or received, whichever is more determinable in the circumstances. Revenue from barter transactions is recognized as income when advertisements are delivered on the Company's web properties. Barter expense is included in sales and marketing and is recognized when the Company's advertisements are run on other companies' web properties, which is typically in the same period when the barter revenue is recognized. Barter revenues represented 9% and 7%, respectively, of total revenues for the three and six months ended June 30, 1999 and 3% of revenues for the three and six months ended June 30 1998.

(h)  Net Loss Per Common Share

The Company adopted SFAS No. 128, "Computation of Earnings Per Share," during the year ended December 31, 1997. In accordance with SFAS No. 128 and the SEC Staff Accounting Bulletin No. 98, basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if the weighted average number of common shares outstanding for the period included common equivalent shares. Common equivalent shares consist of the incremental common shares issuable upon the conversion of convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the Treasury Stock method); common equivalent shares are excluded from the calculation if their effect is anti-dilutive. Pursuant to SEC Staff Accounting Bulletin No. 98, common stock and convertible preferred stock issued for nominal consideration, prior to the anticipated effective date of an initial public offering (an "IPO"), are required to be included in the calculation of basic and diluted net loss per share, as if they were outstanding for all periods presented. To date, the Company has not had any issuances or grants for nominal consideration.

Diluted  loss  per  share  has  not  been  presented  separately,   as  the
outstanding stock options, warrants and contingent stock purchase warrants are anti-dilutive for each of the periods presented.

Diluted net loss per common share for the three and six months ended June 30, 1999 and 1998 does not include the effects of options to purchase 4,553,988 and 1,400,742 shares of Common Stock, respectively; 4,011,534 and 3,522,732 Common Stock warrants, respectively; and -0- and 9,906,654 shares of convertible preferred stock on an "as if" converted basis for the three and six months ended June 30, 1998.

(i)  Recent Accounting Pronouncements

In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which establishes guidelines for the accounting for the costs of all computer software developed or obtained for internal use. We adopted SOP 98-1 effective for the year ended December 31, 1998. The adoption of SOP 98-1 did not have a material impact on our condensed consolidated financial statements contained herein.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. This statement does not apply to the Company as the Company currently does not have any derivative instruments or hedging activities.

(j)  Stock Split

On May 14, 1999, the Company effected a 2-for-1 stock split to all shareholders of record as of May 3, 1999. All share and per share information in the accompanying consolidated financial statements has been retroactively restated to reflect the effect of the stock split.

(k)  Reclassifications

Certain   reclassifications  have  been  made  to  prior  year's  financial statements to conform to the current year's presentation.

(2)  ACQUISITIONS

a) factorymall.com, inc.

On February 1, 1999, theglobe formed Nirvana Acquisition Corp. ("Nirvana"), a Washington corporation and a wholly-owned subsidiary of theglobe. Nirvana was merged with and into factorymall.com, inc., a Washington corporation d/b/a Azazz.com, ("factorymall"), with factorymall as the surviving corporation. The merger was effected pursuant to the Agreement and Plan of Merger, dated February 1, 1999, by and among theglobe, Nirvana, and factorymall and certain shareholders thereof.

As a result of the merger,  factorymall became a wholly-owned subsidiary of
theglobe.   factorymall  operates  Azazz.com,   a  leading  interactive
department store. Subsequent to the acquisition, factorymall was re-named shop.theglobe.com.

The consideration paid by theglobe in connection with the merger consisted of approximately 614,000 newly issued shares of Common Stock of theglobe. In addition, options to purchase shares of factorymall's common stock, without par value, were exchanged for options to purchase approximately 82,034 shares of theglobe's Common Stock. Warrants to purchase shares of factorymall common stock were exchanged for warrants to purchase approximately 18,810 shares of theglobe's common stock. theglobe also assumed certain bonus obligations of factorymall triggered in connection with the merger that resulted in the issuance by theglobe of approximately 73,728 shares of theglobe's common stock and payment by theglobe of approximately $451,232 in cash. The Company also incurred expenses of approximately $694,300 related to the merger.

The total purchase price for this transaction was approximately $22,776,000. Of this amount, approximately $126,000 of the purchase price was allocated to net tangible assets. The historical carrying amounts of such net tangible assets approximated their fair values. The purchase price in excess of the fair value of the net tangible assets assumed in the amount of $22,650,000 was allocated to goodwill and certain identified intangible assets and is being amortized on a straight line basis over its estimated useful life of 2 to 3 years (3 years for goodwill), the expected period of benefit.

b)   Attitude Network, Ltd.

On April 5, 1999, theglobe formed Bucky Acquisition Corp. ("Bucky"), a Delaware corporation and a wholly-owned subsidiary of theglobe. Bucky was merged with and into Attitude Network, Ltd., a Delaware corporation ("Attitude"), with Attitude as the surviving corporation. The merger was effective pursuant to the Agreement and Plan of Merger, dated April 5, 1999, which closed on April 9, 1999, by and among theglobe, Bucky, and Attitude and certain shareholders thereof. As a result of the merger, Attitude became a wholly-owned subsidiary of theglobe. Attitude publishes entertainment websites including Happy Puppy.com and Games Domain.com.

The consideration payable by theglobe in connection with the merger consists of 1,570,922 newly issued shares of Common Stock of theglobe. In addition, options to purchase shares of Attitude's common stock were exchanged for options to purchase approximately 84,760 shares of theglobe Common Stock. Warrants to purchase shares of Attitude common stock were exchanged for warrants to purchase approximately 46,706 shares of theglobe Common Stock. The Company also incurred expenses of approximately $800,000 related to the merger.

The total purchase price for this transaction was approximately $46,828,000. Of this amount, approximately $208,000 of the purchase price was allocated to net tangible liabilities. The historical carrying amounts of such net tangible liabilities approximated their fair values. The purchase price in excess of the fair value of the net tangible liabilities assumed in the amount of $47,036,000 was allocated to goodwill and certain identified intangible assets and is being amortized on a straight line basis over a its estimated useful life of 3 years, the expected period of benefit.

The following unaudited pro forma consolidated amounts give effect to the above described acquisitions as if they had occurred at the beginning of the respective periods by consolidating the results of operations of the Company, shop.theglobe.com and Attitude for the three and six months ended June 30, 1999 and 1998.

                                       Three Months Ended               Six Months Ended
                                            June 30,                        June 30,
                                 -----------------------------    ----------------------------
                                     1999            1988             1999           1998
                                 -------------   -------------    ------------   -------------
Revenues........................  $  4,130,017    $  1,257,703    $  7,713,128   $   2,077,626
Net loss........................   (13,106,475)    (11,250,116)    (26,798,489)    (21,446,600)
Net loss per share-basic and
  diluted.......................  $      (0.53)   $      (2.45)   $      (1.13)  $       (4.68)
Weighted average shares used in
  the basic and diluted net
  loss per share calculation....    24,576,566       4,596,394      23,738,624       4,581,532

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

For the three and six months ended June 30, 1999 and 1998, there were no customers that accounted for over 10% of revenues generated by the Company, or of accounts receivable at June 30, 1999 and December 31, 1998.

(4)  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                              June 30,            December 31,
                                                1999                  1998
                                             ------------         ------------
                                             (unaudited)

Computer equipment, including assets
  under capital leases of $4,937,999
  and $3,305,598, respectively.........   $     8,177,527       $    4,298,702
Furniture and fixtures, including
  assets under capital leases of
  $42,171 and $42,171, respectively....         1,018,488               88,819
Leasehold improvements.................         1,250,448                   --
                                          ---------------       --------------

                                               10,446,463            4,387,521
Less accumulated depreciation and
  amortization, including amounts
  related to assets under capital
  leases of $984,861 and $460,998,
  respectively.........................         2,197,762              824,962
                                          ---------------       --------------

         Total.........................   $     8,248,701       $    3,562,559
                                          ===============       ==============


(5)  LONG-TERM DEBT

Upon acquisition of Attitude, the Company assumed a non interest bearing obligation payable to the former owner of the happypuppy.com website, which was acquired by Attitude prior to its acquisition by the Company. The obligation is to be repaid based upon 5% of the Company's gross revenue related to the happypuppy.com website, less certain costs directly associated with such website. The payments required by the agreement are also subject to specific minimum amounts payable each year. The principal amount of the obligation as of April 9, 1999, the date the Company acquired Attitude was $5,079,738. As of June 30, 1999, the obligation payable (as of the acquisition date) was recorded at its net present value, assuming a 9% interest rate, and has been reduced by principal payments totaling $10,037. The unamortized discount as of June 30, 1999 was $2,687,839.

The minimum principal amounts payable over the next five years under this agreement are as follows:

1999.......................................................     $   200,000
2000.......................................................         250,000
2001.......................................................         300,000
2002.......................................................         300,000
2003.......................................................         300,000
2004 & thereafter..........................................       3,719,701
                                                                -----------
                                                                  5,069,701
Less discount..............................................      (2,425,819)
                                                                -----------
                                                                  2,643,882
Less current portion.......................................        (200,000)
                                                                -----------
                                                                $ 2,443,882
                                                                ===========

In addition to the $200,000 of short term debt related to the Attitude acquisition, the Company acquired short-term notes payable of $34,419 related to its acquisition of factorymall.

(6)  STOCKHOLDERS' EQUITY

Common Stock

In February 1999, the Company issued 687,728 shares of its Common Stock in connection with the acquisition of factorymall, which currently conducts its operations under the name shop.theglobe.com.

In April, 1999, the Company issued 1,570,922 shares of its Common Stock in connection with the acquisition of Attitude.

In May 1999, the Company completed an offering of 3,500,000 shares of its Common Stock in a secondary public offering at an offering price of $20 per share. Net proceeds to the Company totaled $65.0 million, after underwriting discounts of $3.5 million and offering costs of $1.5 million.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income as of June 30, 1999 is comprised of $54,983 of net unrealized losses related to the Company's short term investments and $8,679 related to the foreign currency translation of a wholly owned subsidiary of Attitude which was acquired by the Company in April of 1999. The $50,006 as of December 31, 1998 represents the Company's net unrealized losses related to its short term investments.

Comprehensive net loss was $13,112,157 and $19,390,473 for the three and six months ended June 30, 1999, respectively and $3,852,027 and $5,812,716 for the three and six months ended June 30, 1998, respectively.

(7)  1998 STOCK OPTION PLAN

The Company's 1998 Stock Option Plan (the "1998 Plan") was adopted by the Board of Directors on July 15, 1998, and approved by the stockholders of the Company as of July 15, 1998. The 1998 Plan provides for the grant of "incentive stock options" intended to qualify under Section 422 of the Code and stock options which do not so qualify. The granting of incentive stock options is subject to limitation as set forth in the 1998 Plan. Directors, officers, employees and consultants of the Company are eligible to receive grants under the 1998 Plan. The 1998 Plan authorizes the issuance of 2,400,000 shares of Common Stock, subject to adjustment as provided in the 1998 Plan. In March 1999 the Board of Directors authorized an increase in the number of shares reserved for issuance under the Company's 1998 Plan from 2,400,000 to 3,400,000.

(8)  EMPLOYEE STOCK PURCHASE PLAN

The Company's Employee Stock Purchase Plan ("ESPP") was adopted by the Board of Directors in February 1999. The ESPP will provide eligible employees of the Company the opportunity to apply a portion of their compensation to the purchase of shares of the Company at a 15% discount. The Company has reserved 400,000 authorized but unissued shares of Common Stock for issuance under the ESPP. The ESPP was approved by the shareholders in May 1999.

(9)  CONTINGENCIES

On May 13, 1999, Accursed Toys, Inc. filed a complaint in the United States District Court for the Middle District of Florida relating to the acquisition of Attitude. The lawsuit alleges that the Company, Attitude and others have engaged in various acts of unfair competition, false advertising and deceptive trade practices, as well as breach of contract, interference with contractual relations, fraud and misrepresentation. The suit seeks actual and consequential damages and a preliminary and permanent injunction prohibiting the operation of the Company's happypuppy.com website. The Company owes Accursed Toys (the former owner of the happypuppy.com website) approximately $5.0 million to be paid over the next seventeen (17) years. Accursed Toys alleges that this amount is currently due and payable. As of June 30, 1999, the unaudited condensed consolidated financial statements of the Company reflect a long-term liability at its net present value of approximately $2.6 million in respect to this obligation. The Company believes that these allegations are without merit and plans to vigorously defend these allegations. The Company believes that it is unlikely that the ultimate disposition of this claim will have a material adverse effect on the Company's consolidated financial condition or results of operations.

On May 14, 1999, two principals of Accursed Toys, Inc. filed a complaint in the United States District Court for the Eastern District of Virginia. The lawsuit alleges that Attitude engaged in various acts of unfair competition, false advertising, interference with contractual relations, fraud and misrepresentation. The suit seeks actual and consequential damages and a preliminary and permanent injunction prohibiting the operation of the Company's happypuppy.com website. On August 6, 1999 the court granted Attitude's motion to dismiss the complaint, but gave the plaintiff opportunity to amend the complaint. The Company believes that these allegations are without merit and plans to vigorously defend these allegations. The Company believes that it is unlikely that the ultimate disposition of this claim will have a material adverse effect on the Company's consolidated financial condition or results of operations.

On May 20, 1999, Fortune Casuals LLC filed a complaint in the United States District Court for the Central District of California alleging that the Company infringes Fortune Casuals LLC's state and federal trademark rights with respect to the GLOBE mark. The Company believes that these allegations are without merit and plans to vigorously defend these allegations. The Company believes that it is unlikely that the ultimate disposition of this claim will have a material adverse effect on the Company's consolidated financial condition or results of operations.

On July 1, 1999, the Company filed a complaint in Supreme Court of the State of New York, County of New York. The lawsuit alleges that Stockplayer.com, Inc. breached advertising services agreements with the Company by failing to pay for advertising services performed by the Company. On August 13, 1999, Stockplayer.com, inc. filed its answer denying that it breached these advertising services agreements. The answer also alleges that the Company breached alleged express and implied warranties in connection with certain information provided by the Company to Stockplayer.com. Stockplayer.com alleges that it has been damaged in an amount not less than $5,000,000. Based on our preliminary analysis, the Company believes that these allegations are without merit and plans to vigorously defend these allegations. The Company believes that it is unlikely that this claim will have a material adverse effect on the Company's consolidated financial condition or results of operations.

From time to time the Company is subject to legal proceedings and claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial condition or results of operations.

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

OVERVIEW

theglobe operates an online network with members and users in the United States and abroad. Users are able to personalize their online experience by publishing their own content and interacting with others having similar interests. We facilitate this interaction by providing various free services, including home page building, discussion forums, chat, on-line calendars and address books, e-mail and electronic commerce. Additionally, we provide our users with news, business information, real time stock quotes, weather, movie and music reviews, multi-player gaming, horoscopes and personals. By satisfying our users' personal and practical needs, we seek to become our users' online home. Our primary revenue source is the sale of advertisements with additional revenues generated through the sale of sponsorship placements within our website, the sale of merchandise through our on-line store, electronic commerce revenue shares, development fees and, to a lesser extent, the sale of membership service fees for enhanced services.

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

    o  built an internal sales department; and

    o began active promotion of theglobe to increase market awareness.

During 1998, revenues and operating expenses increased as we placed a greater emphasis on building our advertising revenues and memberships by expanding our sales force and promoting theglobe brand.

In November 1998, the Company completed an initial public offering of approximately 7.0 million shares of its $.001 par value Common Stock. The initial offering price was $4.50 per share and resulted in net proceeds of $27.3 million, after underwriting discounts of $2.1 million and offering costs of $2.1 million.

On February 1, 1999, we acquired factorymall, an online department store then doing business as Azazz.com, which sells a variety of name brand products directly to consumers. We have integrated Azazz.com into our electronic commerce site, and it has been re-named "shop.theglobe.com."

In April 1999, we acquired Attitude, a provider of online entertainment content whose websites include Happy Puppy.com, Games Domain.com and Kids Domain.com, three leading websites serving game enthusiasts.

In May 1999, we completed an offering of 3,500,000 shares of Common Stock in a secondary public offering at an offering price of $20 per share. Net proceeds totaled $65.0 million, after underwriting discounts of $3.5 million and offering costs of $1.5 million.

To date, our primary revenue source has been the sale of advertisements with additional revenues generated through the sale of sponsorship placements within our website, the sale of merchandise through our on-line store, electronic commerce revenue shares, development fees and, to a lesser extent, the sale of membership service fees for enhanced services. Electronic commerce revenues have not been significant to date. Advertising revenues constituted 88.2% and 85.9% of total revenues for the three and six months ended June 30, 1999 and 91.5% and 89.2% of total revenues for the three and six months ended June 30, 1998. We sell a variety of advertising packages to clients, including banner advertisements, event sponsorship, and targeted and direct response advertisements. Our advertising revenues are derived principally from short-term advertising arrangements, averaging one to three months. We generally guarantee a minimum number of impressions for a fixed fee. Advertising revenues are recognized ratably in the period in which the advertisement is displayed, provided that no significant company obligations remain and collection of the resulting receivable is probable. Payments received from advertisers prior to displaying their advertisements on the site are recorded as deferred revenues and are recognized as revenue ratably when the advertisement is displayed. To the extent minimum guaranteed impression levels are not met, we defer recognition of the corresponding revenues until guaranteed levels are achieved.

In addition to advertising revenues, we derive other revenues primarily from our membership service fees, electronic commerce revenue, development fees and sponsorship placements within our site. Membership service fees are recognized over the membership term. A number of recent arrangements with our premier electronic commerce partners provide us with a share of any sales resulting from direct links from our website. We recognize revenues from our share of the proceeds from our electronic commerce partners' sales upon notification from our partners of sales attributable to our website. To date, revenues from electronic commerce arrangements have not been significant. We also earn additional revenue on sponsorship contracts for fees relating to the design, coordination, and integration of the customer's content and links. We recognize these development fees as revenue once the related development activities have been performed.


RESULTS OF OPERATIONS

Revenues

Revenues increased to $4.1 million and $7.3 million for the three and six months ended June 30, 1999, respectively, as compared with $0.8 million and $1.2 million for the three and six months ended June 30, 1998, respectively. The period to period growth in revenues for both the three and six months ended resulted from an increase in (1) the number of advertisers as well as the average commitment per advertiser, (2) our website traffic and (3) the number of sales people. Advertising revenues for the three and six months ended June 30, 1999 were $3.6 million and $6.3 million, respectively, which represented 88.2% and 85.9%, respectively, of total revenues. Advertising revenues for the three and six months ended June 30, 1998 were $0.7 million and $1.0 million, respectively, which represented 91.5% and 89.2%, respectively, of total revenues. We anticipate that advertising revenues will continue to account for a substantial share of our total revenues for the foreseeable future. Other revenues were derived from membership service fees, development fees, electronic commerce revenue shares and sponsorship placements within our website. At June 30, 1999, we had deferred revenues of approximately $1.1 million as compared with deferred revenues of $0.7 million at December 31, 1999. Barter revenues represented 9% and 7%, respectively, of total revenues for the three and six months ended June 30, 1999 and 3% and 3% of revenues for the three and six months ended June 30 1998.

Cost of Revenues

Cost of revenues consist primarily of Internet connection charges, staff costs and related expenses of operations personnel, depreciation and maintenance of website equipment as well as the costs of merchandise sold and shipping and handling fees in connection with our on-line store. Gross margins were 58% and 60%, respectively, for the three and six months ended June 30, 1999 and 66% and 61%, respectively, for the three and six months ended June 30, 1998. The decrease in the gross margins for both the three and six months ended June 30, 1999 as compared to the same period in 1998 is, in part, attributed to increased costs of merchandise sold and shipping and handling fees as a result of the factorymall acquisition. Additionally, the decrease in margins is attributed to the duplication of Internet connection costs resulting from the Attitude acquisition which the Company plans to eliminate in the fourth quarter of 1999. The absolute dollar increase in cost of revenues was due to an increase in Internet connection costs to support the increase in website traffic, as well as an increase in equipment costs, cost of merchandise, depreciation and staff costs required to support the expansion of our site and services.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries and related expenses of sales and marketing personnel, commissions, advertising, public relations expenses, other marketing-related expenses and barter expense. Sales and marketing expenses were $3.5 million and $5.7 million for the three and six months ended June 30, 1999, respectively, as compared with sales and marketing expenses of $3.1 million and $4.5 million for the three and six months ended June 30, 1998, respectively. The period to period increase in sales and marketing expenses in absolute dollars was primarily attributable to increased sales and marketing personnel and related expenses required to implement our branding and marketing strategy. We expect sales and marketing expenses to increase over the next few quarters as the Company increases advertising expenditures as part of our effort to increase brand awareness and drive traffic to our sites.

Product Development Expenses

Product development expenses include professional fees, staff costs and related expenses associated with the development, testing and upgrades to our website as well as expenses related to its editorial content and community management and support. Product development expenses were $2.8 million and $4.9 million for the three and six months ended June 30, 1999, respectively, as compared with product development expenses of $0.2 million and $0.3 million for the three and six months ended June 30, 1998, respectively. The increase in product development expenses was primarily attributable to increased staffing levels required to support the growth in our website and to enhance its content and features. In addition, product development expenses increased as a result of our acquisitions of factorymall and Attitude. We intend to continue recruiting and hiring experienced product development personnel and to make additional investments in product development.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for general corporate functions, including finance, human resources, facilities and legal, along with professional fees and other corporate expenses. General and administrative expenses were $3.0 million and $5.7 million for the three and six months ended June 30, 1999, respectively, as compared with general and administrative expenses of $1.3 million and $2.4 million for the three and six months ended June 30, 1998, respectively. The absolute dollar increase in these expenses was primarily due to increased salaries and related expenses associated with increased staffing in order to build our basic infrastructure along with increases in professional fees and travel. The increased salaries also reflect the highly competitive nature of hiring in the new media industry. The increase was also due to costs associated with operating as a public company, such as directors' and officers' liability insurance, investor relations programs and professional service fees. We expect that we will incur additional general and administrative expenses as we hire additional personnel and incur additional costs related to the growth of the business. Accordingly, we anticipate that general and administrative expenses will continue to increase in absolute dollars.

Amortization of Goodwill and Intangible Assets

We recorded amortization of $6.4 million and $7.8 million for the three and six months ended June 30, 1999, respectively. This amortization is in connection with the acquisitions of factorymall in February 1999 and Attitude in April 1999. The goodwill and purchased intangibles of approximately $71.0 million related to these acquisitions is being amortized over the expected period of benefit ranging from two to three years (three years for goodwill). There was no similar charge for the same periods in 1998.

Interest and Other Income, net

Interest and other income, net includes interest income from our cash and investments, interest expenses related to our capital lease obligations and amortization of debt discounts. Other income was $0.3 million and $0.5 million for the three and six months ended June 30, 1999, respectively, as compared to $0.2 million and $0.7 million for the three and six months ended June 30, 1998, respectively. The period to period increase for the three months ended is attributed to increased interest income resulting from the net proceeds of our initial public offering and our secondary offering of our Common Stock offset by increased interest expenses related to an increase in the assumption of capital lease obligations and the amortization of the debt discount related to Attitude's long-term debt. The period to period decrease for the six months ended is attributed to increased interest expenses related to the assumption of additional capital leases and the amortization of the debt discount related to Attitude's long-term debt.

Income Taxes

Income taxes for the three and six months ended June 30, 1999 were $107,000 and $153,000, respectively, and $10,000 and $27,000 for the three and six months ended June 30, 1998. The income taxes were based solely on state and local taxes on business and investment capital. The increase from the prior year for both the three and six month periods is a result of our initial and secondary public offerings which, in turn, increased our capital structure. Our effective tax rate differs from the statutory federal income tax rate, primarily as a result of the uncertainty regarding our ability to utilize our net operating loss carryforwards. Due to the uncertainty surrounding the timing or realization of the benefits of our net operating loss carryforwards in future tax returns, we have placed a valuation allowance against our otherwise recognizable deferred tax assets. As of December 31, 1998, we had approximately $29.2 million of federal net operating loss carryforwards for tax reporting purposes available to offset future taxable income. Our federal net operating loss carryforwards expire beginning 2001 through 2018, if not utilized. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Due to the change in our ownership interests in the third quarter of 1997, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), future utilization of our net operating loss carryforwards will be subject to certain limitations or annual restrictions.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, we had approximately $77.9 million in cash and cash equivalents and approximately $.9 million in marketable securities. Net cash used in operating activities was $11.6 million and $5.4 million for the six months ended June 30, 1999 and 1998, respectively. The increase in net cash used resulted primarily from an increase in our net cash operating losses exclusive of amortization expense related to our acquisitions of factorymall and Attitude.

Net cash (used in) provided by investing activities was ($4.6) million and $2.6 million for the six months ended June 30, 1999 and 1998, respectively. Net cash used in investing activities for the six months ended June 30, 1999 was primarily related to increased capital expenditures and security deposits related to the pending re-location of our corporate offices. These expenditures were partially offset by the net cash received in connection with the acquisitions of factorymall and Attitude. For the six months ended June 30, 1998, the net cash provided by investing activities was primarily related to the sale of short-term investments in order to finance our operating expenses.

Net cash provided by (used in) financing activities was approximately $64.7 million and ($0.1) million for the six months ended June 30, 1999 and 1998, respectively. Net cash provided by financing activities for the six months ended June 30, 1999 consisted primarily of proceeds received in connection with our secondary offering of
3.5 million shares of the Company's Common Stock and proceeds received from the exercise of Common Stock options and warrants partially offset by payments under our capital lease obligations. For the six months ended June 30, 1998, cash used in financing activities was related to the payment of capital lease obligations.

On February 1, 1999, we purchased factorymall, an interactive department store doing business as Azazz.com, which has been integrated into our electronic commerce site and been re-named "shop.theglobe.com." We expect to invest an aggregate of up to approximately $3.8 million of working capital in 1999 to support the future operation of shop.theglobe.com. On April 9, 1999, we purchased Attitude, an online provider of entertainment content. We expect to invest an aggregate of up to $3.5 million of working capital in 1999 to support the future operations of Attitude. In connection with the Attitude acquisition, the Company assumed a non interest bearing obligation payable to the former owner of the happypuppy.com website, which was acquired by Attitude prior to its acquisition by the Company. The obligation is to be repaid based upon 5% of the Company's gross revenue related to the happypuppy.com website, less certain costs directly associated with such website. The payments required by the agreement are also subject to specific minimum amounts payable each year. The principal amount of the obligation as of April 9, 1999, the date the Company acquired Attitude, was $5,079,738.

Our capital requirements depend on numerous factors, including market acceptance of our services, the amount of resources we devote to investments in our website, the resources we devote to marketing and selling our services and our brand promotions and other factors. We have experienced a substantial increase in our capital expenditures and lease obligations since our inception consistent with the growth in our operations and staffing, and we anticipate that this will continue for the foreseeable future. Additionally, we will continue to evaluate possible investments in businesses, products and technologies, and we plan to expand our sales force. On May 19, 1999 we completed a secondary public offering of our Common Stock in which the Company sold 3.5 million shares and existing shareholders sold an additional 3.4 million shares. The sale of these shares resulted in net proceeds of $66.5 million prior to offering costs. We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for our existing business for the foreseeable future. However, we may need to raise funds during 1999 or thereafter to obtain or operate any additional acquired businesses or joint venture arrangements. See "Risk Factors--We may need to raise additional funds, including through the issuance of debt."


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

State of  Readiness.

We may be affected by Year 2000 issues related to non-compliant information technology systems or non-information technology systems operated by us or by third parties. We have substantially completed an assessment of our internal and external third-party information technology systems and non-information technology systems and a test of the information technology systems that support our website. Following the acquisition of factorymall in February of 1999 and Attitude in April of 1999, we began to assess each of their internal and external third party information technology systems and non-information technology systems and integrate those hardware and software systems into ours. At this point in our assessment testing and integration, we are not aware of any Year 2000 problems relating to systems we or third parties operate that would have a material effect on our business or financial condition, without taking into account our efforts to avoid these problems. However, we cannot assure you that there will be no Year 2000 problems.

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

Cost. Based on our assessment to date, we estimate that costs associated with remediating our non-compliant systems will be less than $200,000.

Risks. To the extent that our assessment is finalized without identifying any material non-compliant information technology or non-information technology systems operated by us or by third parties, the most likely worst case Year 2000 scenario is the failure of one or more of our vendors of hardware or software or one or more providers of non-information technology systems to properly identify any Year 2000 compliance issues and remediate any issues before November 30, 1999. A failure could prevent us from operating our business, prevent users from accessing our website or change the behavior of advertising customers or persons accessing our website. We believe that the primary business risks, in the event of a failure, would include but not be limited to:

    o  lost advertising revenues;

    o  increased operating costs;

    o  loss of customers or persons accessing our website;

    o  other business interruptions of a material nature; and

    o claims of mismanagement, misrepresentation, or breach of contract.

Contingency Plan. As discussed above, we are engaged in an ongoing Year 2000 assessment and testing. We completed an initial simulation of our information technology systems in the second quarter of 1999. To date, we are not aware of any Year 2000 problems with systems that we or third parties operate that would have a material adverse effect on our business or financial condition. We plan to continue to assess our technology systems and those operated by third parties in the third and fourth quarters of 1999 and will take the results into account in determining the nature and extent of any contingency plans.

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

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. This statement does not apply to the Company as the Company currently does not have any derivative instruments or hedging activities.

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

    o maintain and increase levels of user and member traffic on our website;
    o maintain and increase the percentage of our advertising inventory sold;
    o adapt to meet changes in our markets and competitive developments;
    o  develop or acquire content for our services;
    o  generate electronic commerce-related revenues; and
    o  identify, attract, retain and motivate qualified personnel.

REVENUE GROWTH IN PRIOR PERIODS MAY NOT BE INDICATIVE OF FUTURE GROWTH.

We achieved significant revenue growth in 1998 and in the first two quarters of 1999. Our limited operating history makes prediction of future growth difficult. Accurate predictions of future growth are also difficult because of the rapid changes in our markets. Accordingly, investors should not rely on past revenue growth rates as a prediction of future growth.

WE ANTICIPATE INCREASED OPERATING EXPENSES AND EXPECT TO
CONTINUE TO INCUR LOSSES.

To date, we have not been profitable, and we expect that we will continue to incur net losses for the foreseeable future. We had net losses of approximately $0.8 million for 1996, $3.6 million for 1997, $16.0 million for 1998, and $19.4 million for the six months ended June 30, 1999. As of June 30, 1999, we had an accumulated deficit of approximately $39.8 million. The principal causes of our losses are likely to continue to be:

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

We will need to generate significantly increased revenues to achieve profitability, particularly if we are unable to adjust our expenses in light of any revenue shortfall. We cannot assure you that we will ever achieve or sustain profitability.

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

The factors which will cause our quarterly operating results to fluctuate include:

    o  the level of traffic on our website;
    o the overall demand for Internet advertising and electronic commerce;
    o the addition or loss of advertisers and electronic commerce partners on our website;
    o  usage of the Internet;
    o seasonal trends in advertising and electronic commerce sales and member usage;
    o capital expenditures and other costs relating to the expansion of our operations;
    o  the incurrence of costs relating to acquisitions;
    o the timing and profitability of acquisitions, joint ventures and strategic alliances; and
    o  system failures that cause an interruption to our site.

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

In addition to selling advertising, an increasing portion of our revenues may be generated from electronic commerce through our shop.theglobe.com subsidiary. We also have existing electronic commerce arrangements with third parties for the sale of merchandise on our website which are terminable upon short notice. As a result, our revenues from electronic commerce may fluctuate significantly from period to period depending on the level of demand for the products we offer on our site and the continuation of our electronic commerce arrangements.

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

OUR BUSINESS MODEL IS NEW AND UNPROVEN.

Our business model is new and relatively unproven. This model depends upon our ability to obtain more than one type of revenue source by using our community platform. To be successful, we must, among other things, develop and market products and services that achieve broad market acceptance by our users, advertisers and electronic commerce vendors. We must also develop significant electronic commerce revenues by marketing products directly to users and having users purchase products through our site. We cannot assure you that any Internet community, including our site, will achieve broad market acceptance and to be able to generate significant electronic commerce revenues. We also cannot assure you that our business model will be successful, that it will sustain revenue growth or that it will be profitable.

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

OUR ACQUISITIONS OR JOINT VENTURES ENTAIL NUMEROUS RISKS
AND UNCERTAINTIES.

As part of our business strategy, we review acquisition prospects or joint ventures that we expect to complement our existing business, increase our traffic, augment the distribution of our community, enhance our technological capabilities or increase our electronic commerce revenues. On February 1, 1999, we acquired factorymall, to develop electronic commerce retailing on our site. On April 9, 1999, we acquired Attitude to add two leading game enthusiast websites to our entertainment theme. We have been approached from time to time to consider and evaluate potential business combinations, either involving potential investments in our Common Stock, or other business combinations or joint ventures, or our acquisition of other companies. If consummated, any such transaction could result in a change of control of our company or could otherwise be material to our business or to your investment in our Common Stock. We are currently in discussions or negotiations for various of these kinds of transactions, some of which may be material, but we have not reached any binding agreements. These transactions may or may not be consummated. Our future acquisitions or joint ventures could result in numerous risks and uncertainties, including:

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

WE MAY BE UNSUCCESSFUL IN DEVELOPING BRAND AWARENESS;
BRAND IDENTITY IS CRITICAL TO US.

We believe that establishing and maintaining awareness of "theglobe" brand name is critical to attracting and expanding our member base, the traffic on our website and advertising and electronic commerce relationships. If we fail to promote and maintain our brand or our brand value is diluted, our business, operating results and financial condition could be materially adversely affected. The importance of brand recognition will increase because low barriers to entry continue to result in an increased number of websites. To promote our brand, we may be required to continue to increase our financial commitment to creating and maintaining brand awareness. We may not generate a corresponding increase in revenues to justify these costs. Additionally, if members, other Internet users, advertisers and customers do not perceive our community experience to be of high quality, or if we introduce new services or enter into new business ventures that are not favorably received by these parties, the value of our brand could be diluted.

WE RELY SUBSTANTIALLY ON ADVERTISING REVENUES.

We derive a substantial portion of our revenues from the sale of advertisements on our website. We expect to continue to do so for the foreseeable future. For the year ended December 31, 1998 and for the six months ended June 30, 1999, advertising revenues represented 89% and 86%, respectively, of our total revenues. Our business model and revenues are highly dependent on the amount of traffic on our site. The level of traffic on our site determines the amount of advertising inventory we can sell. Our ability to generate significant advertising revenues depends, in part, on our ability to create new advertising programs without diluting the perceived value of our existing programs. Our ability to generate advertising revenues will also depend, in part, on the following:

    o advertisers' acceptance of the Internet as an attractive and sustainable medium;
    o advertisers' willingness to pay for advertising on the Internet at current rates;
    o the development of a large base of users of our products and services;
    o  our level of traffic;
    o the effective development of website content that attracts users having demographic characteristics attractive to advertisers; and
    o  price competition among websites.

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

WE RELY ON THIRD PARTIES OVER WHOM WE HAVE LIMITED
CONTROL TO MANAGE THE PLACEMENT OF ADVERTISING ON OUR WEBSITE.

The process of managing advertising within a large, high-traffic website such as ours is an increasingly important and complex task. We license our advertising management system from DoubleClick, Inc. under an agreement expiring April 15, 2000. DoubleClick may terminate the agreement upon 30 days' notice (1) if we breach the agreement or (2) if DoubleClick reasonably determines that we have used their advertising management system in a manner that could damage their technology or which reflects unfavorably on DoubleClick's reputation. No assurance can be given that DoubleClick would not terminate the agreement. Any termination and replacement of DoubleClick's service could disrupt our ability to manage our advertising operations. Additionally, we have entered into a contract with Engage Technologies, Inc. for the license of proprietary software to manage the placement of advertisements on our website. This software has been implemented and our relationship under the contract has not yet been material. There can be no assurance that this software will effectively manage the placement of advertisements on our website and that errors will not occur.

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

WE DEPEND ON HIGHLY QUALIFIED TECHNICAL AND MANAGERIAL PERSONNEL.

Our future success also depends on our continuing ability to attract, retain and motivate highly qualified technical and managerial personnel. Our business plan requires us to increase our employee base over the next 12 months. Competition for employees in our industry is intense. We may be unable to attract, assimilate or retain highly qualified technical and managerial personnel in the future. Wages for managerial and technical employees are increasing and are expected to continue to increase in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we are unable to attract and retain the technical and managerial personnel necessary to support the growth of our business, our business would likely be materially and adversely affected.

WE MAY NOT EFFECTIVELY MANAGE OUR GROWTH; OUR MANAGEMENT TEAM IS
INEXPERIENCED IN THE MANAGEMENT OF A PUBLIC COMPANY.

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

Because our Chairman and our Vice President of Corporate Development are officers or employees of other companies, we will have to compete for their time. Michael S. Egan is our Chairman. Mr. Egan serves as the Chairman of our board of directors and as an executive officer with primary responsibility for day-to-day strategic planning and financing arrangements. Mr. Egan also is the controlling investor of Dancing Bear Investments, Inc., an entity controlled by Mr. Egan, which is our largest stockholder. Edward A. Cespedes is our Vice President of Corporate Development with primary responsibility for corporate development opportunities including mergers and acquisitions. Mr. Cespedes also serves as a Managing Director of Dancing Bear Investments. Messrs. Egan and Cespedes have not committed to devote any specific percentage of their business time with us. Accordingly, we compete with Dancing Bear Investments and Messr. Egan's other related entities for their time. In April 1999, Mr. Egan was appointed to the board of directors of Lowestfare.com, an entity with which we have a premier partner relationship.

We have begun advertising and electronic commerce arrangements with entities controlled by Mr. Egan and by AutoNation, Inc., an entity affiliated with H. Wayne Huizenga, one of our directors. These arrangements were not the result of arm's-length negotiations, but we believe that the terms of these arrangements are on comparable terms as if they were entered into with unaffiliated third parties. Due to their relationships with their related entities, Messrs. Egan, Cespedes and Huizenga will have an inherent conflict of interest in making any decision related to transactions between their related entities and us. We intend to review related party transactions in the future on a case-by-case basis.

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

WE HAVE CAPACITY CONSTRAINT AND SYSTEM DEVELOPMENT RISKS.

A key element of our strategy is to generate a high volume of user traffic. Our ability to attract advertisers and to achieve market acceptance of our products and services and our reputation depend significantly upon the performance of our network infrastructure, including our server, hardware and software. Any system failure, including network, software or hardware failure, that causes an interruption in our service or a decrease in responsiveness of our website could result in reduced traffic and reduced revenue, and could impair our reputation. Our website must accommodate a high volume of traffic and deliver frequently updated information. Our website has in the past and may in the future experience slower response times for a variety of reasons, including system failures and an increase in the volume of user traffic on our website. Accordingly, we face risks related to our ability to accommodate our expected customer levels while maintaining superior performance. In addition, slower response time may result in fewer users at our site or users spending less time at our site. This would decrease the amount of inventory available for sale to advertisers. Accordingly, any failure of our server and networking systems to handle current or higher volumes of traffic at sufficient response times would have a material adverse effect on our business.

In the fourth quarter of 1998 and the first quarter of 1999, we moved our principal servers to the New York Teleport facility in Staten Island, New York under a lease with Telehouse International Corporation of America. Telehouse International does not guarantee that our Internet access will be uninterrupted, error-free or secure. We maintain computer hardware, servers and operations relating to shop.theglobe.com in Seattle, Washington which are hosted by Exodus Communications, Inc. Additionally, we maintain computer hardware, servers and operations relating to Attitude Network in Herndon, Virginia which are hosted by Frontier GlobalCenter, and in London, England, which are hosted by Telehouse International. Although each of Exodus, Frontier and Telehouse provides comprehensive facilities management services, including human and technical monitoring of all production servers 24 hours-per-day, seven days-per-week, neither Exodus, Frontier nor Telehouse guarantees that our Internet access will be uninterrupted, error-free or secure. Our operations depend on the ability to protect our systems against damage from unexpected events, including fire, power loss, water damage, telecommunications failures and vandalism. Any disruption in our Internet access could have a material adverse effect on us. In addition, computer viruses, electronic break-ins or other similar disruptive problems could also materially adversely affect our website. Our reputation and theglobe brand could be materially and adversely affected by any problems to our site. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. We do not presently have any secondary off-site systems or a formal disaster recovery plan.

In addition, our users depend on Internet service providers, online service providers and other website operators for access to our websites. Many of them have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems. Moreover, the Internet infrastructure may not be able to support continued growth in its use. Furthermore, we depend on hardware suppliers for prompt delivery, installation and service of equipment used to deliver our products and services. Any of these problems could materially adversely affect our business.

HACKERS MAY ATTEMPT TO PENETRATE OUR SECURITY SYSTEM; ONLINE SECURITY BREACHES COULD HARM OUR BUSINESS.

Consumer and supplier confidence in our website depends on maintaining relevant security features. Substantial or ongoing security breaches on our system or other Internet-based systems could significantly harm our business. We incur substantial expenses protecting against and remedying security breaches. Security breaches also could damage our reputation and expose us to a risk of loss or litigation. Experienced programmers or "hackers" have successfully penetrated our system and we expect that these attempts will continue to occur from time to time. Because a hacker who is able to penetrate our network security could misappropriate proprietary information or cause interruptions in our products and services, we may have to expend significant capital and resources to protect against or to alleviate problems caused by these hackers. Additionally, we may not have a timely remedy against a hacker who is able to penetrate our network security. Such security breaches could materially adversely affect our company. In addition, the transmission of computer viruses resulting from hackers or otherwise could expose us to significant liability. Our insurance policies carry low coverage limits, which may not be adequate to reimburse us for losses caused by security breaches. We also face risks associated with security breaches affecting third parties with whom we have relationships.

COMPETITION FOR MEMBERS, USERS AND ADVERTISERS, AS WELL AS COMPETITION IN THE ELECTRONIC COMMERCE MARKET IS INTENSE AND IS EXPECTED TO
INCREASE SIGNIFICANTLY.

The market for members, users and Internet advertising among websites is new and rapidly evolving. Competition for members, users and advertisers, as well as competition in the electronic commerce market, is intense and is expected to increase significantly. Barriers to entry are relatively insubstantial and we believe we will face competitive pressures from many additional companies both in the United States and abroad. Accordingly, pricing pressure on advertising rates will increase in the future which could have a material adverse effect on us. All types of websites compete for users. Competitor websites include community sites, as well as "gateway" or "portal" sites and various other types of websites. We believe that the principal competitive factors in attracting users to a site are:

     o  functionality of the website;
     o  brand recognition;
     o  member affinity and loyalty;
     o  broad demographic focus;
     o  open access for visitors;
     o  critical mass of users, particularly for community-type sites; and
     o  services for users.

We compete for users, advertisers and electronic commerce marketers with the following types of companies:

     o other online community websites, such as GeoCities, which was acquired by Yahoo!; Tripod and AngelFire, subsidiaries of Lycos; and Xoom.com;
     o search engines and other Internet "portal" companies, such as Excite@Home, InfoSeek, Lycos and Yahoo!;
     o  online content websites, such as CNET, ESPN.com and ZDNet.com;
     o publishers and distributors of television, radio and print, such as CBS, NBC and CNN/Time Warner;
     o general purpose consumer online services, such as America Online and Microsoft Network;
     o websites maintained by Internet service providers, such as AT&T WorldNet, EarthLink and MindSpring;
     o electronic commerce websites, such as Amazon.com, Etoys and CDNow; and
     o other websites serving game enthusiasts, including Ziff Davis' Gamespot and CNET's Gamecenter.

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

In  addition,   providers  of  Internet   tools  and  services,   including
community-type sites, may be acquired by, receive investments from, or enter into other commercial relationships with larger, well-established and well-financed companies, such as Microsoft and America Online. For example, Excite merged with At Home, America Online acquired Netscape and Xoom announced a transaction in which NBC would merge some of its online assets with Xoom. In addition, there has been other significant consolidation in the industry. This consolidation may continue in the future. We could face increased competition in the future from traditional media companies, including cable, newspaper, magazine, television and radio companies. A number of these large traditional media companies, including Disney, CBS and NBC, have been active in Internet related activities. Those competitors may be able to undertake more extensive marketing campaigns for their brands and services, adopt more aggressive advertising pricing policies and make more attractive offers to potential employees, distribution partners, electronic commerce companies, advertisers, third-party content providers and acquisition targets. Furthermore, our existing and potential competitors may develop sites that are equal or superior in quality to, or that achieve greater market acceptance than, our site. We cannot assure you that advertisers may not perceive our competitors' sites as more desirable than ours.

To compete with other websites, we plan to develop and introduce new features and functions, such as increased capabilities for user personalization and interactivity. We also plan to develop and introduce new products and services, such as new content targeted for specific user groups with particular demographic and geographic characteristics. These improvements will require us to spend significant funds and may require the development or licensing of increasingly complex technologies. Enhancements of or improvements to our website may contain undetected programming errors that require significant design modifications, resulting in a loss of customer confidence and user support and a decrease in the value of our brand name. Our failure to effectively develop and produce new features, functions, products and services could affect our ability to compete with other websites. This could have a material adverse effect on us.

Web browsers offered by Netscape and Microsoft also increasingly incorporate prominent search buttons that direct traffic to competing services. These features could make it more difficult for Internet users to find and use our product and services. In the future, Netscape, Microsoft and other browser suppliers may also more tightly integrate products and services similar to ours into their browsers or their browsers' pre-set home page. Additionally, entities that sponsor or maintain high-traffic websites or that provide an initial point of entry for Internet viewers, such as the Regional Bell Operating Companies, cable companies or Internet service providers, such as Microsoft and America Online, offer and can be expected to consider further development, acquisition or licensing of Internet search and navigation functions that compete with us. These competitors could also take actions that make it more difficult for viewers to find and use our products and services.

Additionally, the electronic commerce market is new and rapidly evolving, and we expect competition among electronic commerce merchants to increase significantly. Because the Internet allows consumers to easily compare prices of similar products or services on competing websites and there are low barriers to entry for potential competitors, gross margins for electronic commerce transactions may narrow in the future. Many of the products that we sell on our website may be sold by the maker of the product directly or by other websites. Competition among Internet retailers, our electronic commerce partners and product makers may have a material adverse effect on our ability to generate revenues through electronic commerce transactions or from these electronic commerce partners.

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

If the Internet develops as a commercial medium more slowly than we expect, it will adversely affect our business. Additionally, if web usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth or its performance and reliability may decline. Websites have experienced interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays frequently occur in the future, web usage, as well as usage of our website, could grow more slowly or decline. Also, the Internet's commercial viability may be significantly hampered due to:

     o delays in the development or adoption of new operating and technical standards and performance improvements required to handle increased levels of activity;
     o  increased government regulation; and
     o insufficient availability of telecommunications services which could result in slower response times and adversely affect usage of the Internet.

WE MAY BE MATERIALLY ADVERSELY AFFECTED IF ELECTRONIC COMMERCE DOES NOT BECOME A VIABLE SOURCE OF SIGNIFICANT REVENUES FOR THEGLOBE. IN ADDITION, OUR ELECTRONIC COMMERCE BUSINESS MAY RESULT IN SIGNIFICANT LIABILITY CLAIMS AGAINST US.

In the first quarter of 1999, we acquired shop.theglobe.com, which is a direct marketer of products over the Internet. However, we have limited experience in the sale of products online and the development of relationships with manufacturers and suppliers of these products. We also face many uncertainties which may affect our ability to generate electronic commerce revenues, including:

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

Accordingly, we cannot assure you that electronic commerce transactions will provide a significant or sustainable source of revenues or profits. Additionally, due to the ability of consumers to easily compare prices of similar products or services on competing websites, gross margins for electronic commerce transactions which are narrower than for advertising businesses may further narrow in the future and, accordingly, our revenues and profits from electronic commerce arrangements may be materially negatively impacted. If use of the Internet for electronic commerce does not continue to grow, our business and financial condition would be materially and adversely affected.

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

No standards have been widely accepted to measure the effectiveness of Internet advertising or to measure the demographics of our user base. Additionally, no standards have been widely accepted to measure the number of members, unique users or page views related to a particular site. We cannot assure you that any standards will become available in the future, that standards will accurately measure our users or the full range of user activity on our site or that measurement services will accurately report our user activity based on their standards. If standards do not develop, advertisers may not advertise on the Internet. In addition, we depend on third parties to provide these measurement services. These measurements are often based on sampling techniques or other imprecise measures and may materially differ from each other and from our estimates. We cannot assure you that advertisers will accept our or other parties' measurements. The rejection by advertisers of these measurements could have a material adverse effect on our business and financial condition.

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

WE DEPEND ON THIRD PARTIES TO INCREASE TRAFFIC ON OUR
SITE AND TO PROVIDE SOFTWARE AND PRODUCTS.

We are dependent on various websites that provide direct links to our site. These websites may not attract significant numbers of users and we may not receive a significant number of additional users from these relationships. We also enter into agreements with advertisers, electronic commerce marketers or other third-party websites that require us to exclusively feature these parties in particular areas or on particular pages of our site. These exclusivity agreements may limit our ability to enter into other relationships. Our agreements with third party sites do not require future minimum commitments to use our services or provide access to our site and may be terminated at the convenience of the other party. Moreover, we do not have agreements with a majority of the websites that provide links to our site. These sites may terminate their links at any time. Many companies we may pursue for strategic relationships offer competing services. As a result, these competitors may be reluctant to enter into strategic relationships with us. Our business could be materially adversely affected if we do not establish and maintain strategic relationships on commercially reasonable terms or if any of our strategic relationships do not result in increased traffic on our website.

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

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced. Stockholders may experience additional dilution and these securities may have rights senior to those of the holders of our Common Stock. We do not have any contractual restrictions on our ability to incur debt. Any indebtedness could contain covenants which restrict our operations. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our business could be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

WE RELY ON INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS.

We regard substantial elements of our website and underlying technology as proprietary and attempt to protect them by relying on intellectual property laws and restrictions on disclosure. We also generally enter into confidentiality agreements with our employees and consultants. In connection with our license agreements with third parties we generally seek to control access to and distribution of our technology and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar technology independently. Thus, we cannot assure you that the steps taken by us will prevent misappropriation or infringement of our proprietary information which could have a material adverse effect on our business. In addition, our competitors may independently develop similar technology, duplicate our products or design around our intellectual property rights.

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

Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Furthermore, we cannot assure you that our business activities will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us, including claims related to providing hyperlinks to websites operated by third parties or providing advertising on a keyword basis that links a specific search term entered by a user to the appearance of a particular advertisement. Moreover, from time to time, third parties may assert claims of alleged infringement by us or our members of their intellectual property rights. See note 9 and Item 1 in Part II. Any litigation claims or counterclaims could impair our business because they could:

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

We own the Internet domain names "theglobe.com," "shop.theglobe.com," "globelists.com," "tglo.com," "azazz.com," "happypuppy.com, " "realmx.com," "kidsdomain.com" and "gamesdomain.com." The regulation of domain names in the United States and in foreign countries may change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names, any or all of which may dilute the strength of our names. We may not acquire or maintain our domain names in all of the countries in which our website may be accessed, or for any or all of the top-level domain names that may be introduced. The relationship between regulations governing domain names and laws protecting proprietary rights is unclear. Therefore, we may not be able to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights.

WE MAY FACE INCREASED GOVERNMENT REGULATION AND LEGAL
UNCERTAINTIES IN OUR INDUSTRY.

There are an increasing number of federal, state, local and foreign laws and regulations pertaining to the Internet. In addition, a number of federal, state, local and foreign legislative and regulatory proposals are under consideration. Laws or regulations may be adopted with respect to the Internet relating to liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy and quality of products and services. Changes in tax laws relating to electronic commerce could materially affect our business. Moreover, the applicability to the Internet of existing laws governing issues such as intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment and personal privacy is uncertain and developing. Any new legislation or regulation, or the application or interpretation of existing laws or regulations, may decrease the growth in the use of the Internet, may impose additional burdens on electronic commerce or may alter how we do business. This could decrease the demand for our services, increase our cost of doing business, increase the costs of products sold through the Internet or otherwise have a material adverse effect on our business, results of operations and financial condition.

WE MAY BE EXPOSED TO LIABILITY FOR INFORMATION RETRIEVED
FROM OR TRANSMITTED OVER THE INTERNET OR FOR PRODUCTS
SOLD OVER THE INTERNET.

Users may access content on our website or the websites of our distribution partners or other third parties through website links or other means, and they may download content and subsequently transmit this content to others over the Internet. This could result in claims against us based on a variety of theories, including defamation, obscenity, negligence, copyright, trademark infringement or the wrongful actions of third parties. Other theories may be brought based on the nature, publication and distribution of our content or based on errors or false or misleading information provided on our website. Claims have been brought against online services in the past and we have received inquiries from third parties regarding these matters. The claims could be material in the future. We could also be exposed to liability for third party content posted by members on their personal web pages or by users in our chat rooms or on our bulletin boards.

Additionally, we offer e-mail service, which a third party provides. The e-mail service may expose us to potential liabilities or claims resulting from unsolicited e-mail, lost or misdirected messages, fraudulent use of e-mail or delays in e-mail service. We also enter into agreements with commerce partners and sponsors under which we are entitled to receive a share of any revenue from the purchase of goods and services through direct links from our site. After the factorymall acquisition in February 1999, we also began selling products directly to consumers. Those arrangements may expose us to additional legal risks, regulations by local, state, federal and foreign authorities and potential liabilities to consumers of these products and services, even if we do not ourselves provide these products or services. We cannot assure you that any indemnification that may be provided to us in some of these agreements with these parties will be adequate. Even if these claims do not result in our liability, we could incur significant costs in investigating and defending against these claims. The imposition of potential liability for information carried on or disseminated through our systems could require us to implement measures to reduce our exposure to liability. Those measures may require the expenditure of substantial resources and limit the attractiveness of our services. Additionally, our insurance policies may not cover all potential liabilities to which we are exposed.

WE MAY HAVE TROUBLE EXPANDING INTERNATIONALLY.

A part of our strategy is to expand into foreign markets. In April 1999, we acquired Attitude, which operates the Games Domain.com and Kids Domain.com websites through a wholly-owned U.K. subsidiary. We have not previously operated internationally. Additionally, we are not completely familiar with U.K. law and its ramifications on our business. There can be no assurance that the Internet or our community model will become widely accepted for advertising and electronic commerce in any international markets. To expand overseas we intend to seek to acquire additional websites and enter into relationships with foreign business partners. This strategy contains risks, including:

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


VARIOUS STOCKHOLDERS, INDIVIDUALLY OR IN THE AGGREGATE, MAY CONTROL US.

Michael S. Egan, our Chairman, beneficially owns or controls, directly or indirectly, 9,834,606 shares of our Common Stock which in the aggregate represents approximately 32% of the outstanding shares of our common stock. Todd V. Krizelman and Stephen J. Paternot, our Co-Chief Executive Officers and Co-Presidents, together, beneficially own approximately 14% of our Common Stock.

Messrs. Egan, Krizelman, Paternot and Edward A. Cespedes and Rosalie V. Arthur, each of whom is a director of our company, and we have entered into a stockholders' agreement. As a result of the stockholders' agreement, Mr. Egan has agreed to vote for up to two nominees of Messrs. Krizelman and Paternot to the board of directors and Messrs. Krizelman and Paternot have agreed to vote for the nominees of Mr. Egan to the board, which will be up to five directors. Consequently, Mr. Egan, Krizelman and Paternot control the ability to elect a majority of our directors. Additionally, each party other than Mr. Egan has granted an irrevocable proxy with respect to all matters subject to a stockholder vote to Dancing Bear Investments, Inc., an entity controlled by Mr. Egan, for any shares held by that party received upon the exercise of outstanding warrants for 400,000 shares of our Common Stock. The stockholders' agreement also provides for tag-along and drag-along rights in connection with any private sale of these securities.

THE YEAR 2000 ISSUE MAY AFFECT OUR OPERATIONS.

Year 2000 issues related to non-compliant information technology systems or non-information technology systems operated by us or by third parties may affect us. We have substantially completed an assessment of our internal and external third-party information technology systems and non-information technology systems and a test of the information technology systems that support our website. Following the acquisition of factorymall in February of 1999 and Attitude in April of 1999, we began to assess each of their internal and external third party information technology systems and non-information technology systems and integrate those hardware and software systems into ours. At this point in our assessment, testing and integration, we are not aware of any Year 2000 problems relating to systems operated by us or by third parties that would have a material effect on our business, without taking into account our efforts to avoid these problems. Based on our assessment to date, we do not anticipate that costs associated with remediating our non-compliant information technology systems or non-information technology systems will be material, although we cannot assure you that this will be the case. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Impact of the Year 2000."

To the extent that we finalize our assessment without identifying any material non-compliant information technology systems operated by us or by third parties, the most likely worst case Year 2000 scenario is the failure of one or more of our vendors of hardware or software or one or more providers of non-information technology systems to properly identify any Year 2000 compliance issues and remediate any issues before December 31, 1999. A failure could prevent us from operating our business, prevent users from accessing our website, or change the behavior of advertising customers or persons accessing our website. We believe that the primary business risks, in the event of a failure, would include, but not be limited to:

    o  lost advertising revenues;
    o  increased operating costs;
    o  loss of customers or persons accessing our website;
    o  other business interruptions of a material nature; and
    o claims of mismanagement, misrepresentation, or breach of contract.

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

THE SALE OF SHARES ELIGIBLE FOR FUTURE SALE IN THE OPEN
MARKET COULD DEPRESS OUR STOCK PRICE.

Sales of significant amounts of Common Stock in the public market in the future or the perception that sales will occur could materially and adversely affect the market price of the Common Stock or our future ability to raise capital through an offering of our equity securities. There are approximately 12.0 million shares of Common Stock held by our stockholders that are "restricted securities," as that term is defined in Rule 144 of the Securities Act of 1933. Restricted securities may be sold in the public market only if registered or if they qualify for an exemption from registration under Rules 144, 144(k) or 701 under the Securities Act. In connection with our initial public offering and secondary offering, all of our directors, officers and the holders of a substantial portion of our stock agreed, with exceptions, that they will not sell any Common Stock without the prior consent of Bear, Stearns & Co. Inc. before August 18, 1999. Following this date, approximately 2.3 million shares of the restricted securities will be immediately eligible for sale in the public market under Rule 144 without volume limitation or further registration under the Securities Act, not including approximately 8,000,978 shares held by our "affiliates", within the meaning of the Securities Act. These 8,000,978 shares will be eligible for public sale subject to volume limitation.

There are outstanding options to purchase 4,565,576 shares of Common Stock which are eligible for sale in the public market from time to time depending on vesting and the expiration of lock-up agreements. The issuance of these securities are registered under the Securities Act. In addition, there are outstanding warrants to purchase up to 4,011,534 shares of our Common Stock upon exercise. Substantially all of our stockholders holding restricted securities, including shares issuable upon the exercise of warrants to purchase our Common Stock, are entitled to registration rights under various conditions.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. theglobe.'s accounts receivables are subject, in the normal course of business, to collection risks. theglobe regularly assesses these risks and has established policies and business practices to protect against the adverse effects of collection risks. As a result, theglobe does not anticipate any material losses in this area.

Interest rate risk. theglobe's investments that are classified as cash and cash equivalents have maturities of 3 months or less. The globe.com's short-term investments are in bonds that have fixed interest rates at the time of purchase. Therefore, changes in the market's interest rates do not affect the carrying value of our cash equivalents or short term investments.

                                  PART II

                             OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 13, 1999, Accursed Toys, Inc. filed a complaint in the United States District Court for the Middle District of Florida relating to the acquisition of Attitude. The lawsuit alleges that the Company, Attitude and others have engaged in various acts of unfair competition, false advertising and deceptive trade practices, as well as breach of contract, interference with contractual relations, fraud and misrepresentation. The suit seeks actual and consequential damages and a preliminary and permanent injunction prohibiting the operation of the Company's happypuppy.com website. The Company owes Accursed Toys (the former owner of the happypuppy.com website) approximately $5.0 million to be paid over the next seventeen (17) years. Accursed Toys alleges that this amount is currently due and payable. As of June 30, 1999, the unaudited condensed consolidated financial statements of the Company reflect a long-term liability at its net present value of approximately $2.6 million in respect to this obligation. The Company believes that these allegations are without merit and plans to vigorously defend these allegations. The Company believes that it is unlikely that the ultimate disposition of this claim will have a material adverse effect on the Company's consolidated financial condition or results of operations.

On May 14, 1999, two principals of Accursed Toys, Inc. filed a complaint in the United States District Court for the Eastern District of Virginia. The lawsuit alleges that Attitude engaged in various acts of unfair competition, false advertising, interference with contractual relations, fraud and misrepresention. The suit seeks actual and consequential damages and a preliminary and permanent injunction prohibiting the operation of the Company's happypuppy.com website. On August 6, 1999 the court granted Attitude's motion to dismiss the complaint, but gave the plaintiff opportunity to amend the complaint. The Company believes that these allegations are without merit and plans to vigorously defend these allegations. The Company believes that it is unlikely that the ultimate disposition of this claim will have a material adverse effect on the Company's consolidated financial condition or results of operations.

On May 20, 1999, Fortune Casuals LLC filed a complaint in the United States District Court for the Central District of California alleging that the Company infringes Fortune Casuals LLC's state and federal trademark rights with respect to the GLOBE mark. The Company believes that these allegations are without merit and plans to vigorously defend these allegations. The Company believes that it is unlikely that the ultimate disposition of this claim will have a material adverse effect on the Company's consolidated financial condition or results of operations.

On July 1, 1999, the Company filed a complaint in Supreme Court of the State of New York, County of New York. The lawsuit alleges that Stockplayer.com, Inc. breached advertising services agreements with the Company by failing to pay for advertising services performed by the Company. On August 13, 1999, Stockplayer.com,inc. filed its answer denying that it breached these advertising services agreements. The answer also alleges that the Company breached alleged express and implied warranties in connection with certain information provided by the Company to Stockplayer.com. Stockplayer.com alleges that it has been damaged in an amount not less than $5,000,000. Based on our preliminary analysis the Company believes that these allegations are without merit and plans to vigorously defend these allegations. The Company believes that it is unlikely that this claim will have a material adverse effect on the Company's consolidated financial condition or results of operations.

From time to time the Company is subject to legal proceedings and claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) SALES OF UNREGISTERED SECURITIES. On April 9, 1999, we acquired Attitude in exchange for the issuance of approximately 1.57 million shares of Common Stock. In addition, options and warrants to purchase shares of Attitude's Common Stock were exchanged for options and warrants to purchase, respectively, approximately 84,760 and 46,706 shares of theglobe's Common Stock. The transaction was a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Rule 506 of Regulation D, promulgated thereunder.

On May 19, 1999, two holders of warrants exerciseable into shares of Common Stock notified the Company of the exercise of such warrants. The Company issued an aggregate of 100,000 shares of Common stock for an aggregate exercise price of $145,386. The transaction was a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Rule 506 of Regulation D, promulgated thereunder.

(d) USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES. During the period from December 31, 1998 through June 30, 1999, we have used an aggregate of $16.4 million for investments in our website, including enhancements to our server and networking infrastructure and the functionality of our website, and for general corporate purposes including working capital, new office facilities and expansion of our sales and marketing capabilities and brand-name promotions. We have also used a portion of such net proceeds for acquisitions of complementary businesses, services and technology.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our Annual Meeting of Stockholders on June 8, 1999. The following is a brief description of each matter voted upon at the meeting and the number of votes cast for, withheld, or against and the number of abstentions with respect to each matter. Each director proposed by the Company was elected and the two management proposals were approved by the stockholders.

A.  The stockholders re-elected the nine nominees for theglobe's Board of
    Directors:

     Nominee                      Shares For               Shares Withheld
     -------                      ----------               ---------------
     Michael S. Egan              10,202,077                     27,676
     Todd V. Krizelman            10,202,077                     27,676
     Stephan J. Paternot          10,202,077                     27,676
     Edward A. Cespedes           10,202,077                     27,676
     Rosalie V. Arthur            10,202,077                     27,676
     Henry C. Duques              10,202,077                     27,676
     Robert M. Halperin           10,202,077                     27,676
     David H. Horowitz            10,202,077                     27,676
     H. Wayne Huizenga            10,202,077                     27,676


B. Approval of theglobe's 1998 Stock Option Plan, as amended and restated:

     Shares For      Shares Against     Shares Abstained    Broker Non-Votes
     ----------      --------------     ----------------    ----------------
     6,928,881          449,897              9,785              2,841,190


C.   Approval of theglobe's 1999 Employee Stock Purchase Plan:


     Shares For      Shares Against     Shares Abstained    Broker Non-Votes
     ----------      --------------     ----------------    ----------------
     7,284,054          95,312               9,197              2,841,190


ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

     Exhibit Number      Description
     --------------      -----------
          27.1           Financial Data Schedule

     (b) Reports on Form 8-K.

     On April 1, 1999 we filed a Form 8-K/A under Item 7 amending the original 8-K filed on February 15, 1999 regarding the completion of the acquisition of factorymall.

     On April 9, 1999 we filed a Form 8-K under Item 2 and 7 regarding the completion of the acquisition of Attitude.

     On May 3, 1999 we filed a Form 8-K under Item 5 and 7 announcing our financial results for the first quarter of 1999.

     On June 15, 1999 we filed a Form 8-K under Item 5 and 7 regarding a clarification of our March 1999 unique user count.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereto duly authorized.



                        theglobe.com, inc.

                        /s/ Francis T. Joyce
                        --------------------

                        Francis T. Joyce
                        Vice President, Chief Financial Officer
                        and Treasurer (Principal Financial and
                        Accounting Officer)

August 16, 1999