Form 10-Q
period 1999-09-30
THEGLOBE COM INC
filed 1999-11-12
CIK 1066684

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 12, 1999

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                     OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM                 TO
                                  ---------------    -------------------

                        COMMISSION FILE NO. 0-25053

                             THEGLOBE.COM, INC.

           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            STATE OF DELAWARE                         14-1782422
     -------------------------------              -------------------
     (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

                            120 BROADWAY
                       NEW YORK, NEW YORK                 10271
            ----------------------------------------    ----------
            (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)    (ZIP CODE)

                               (212) 894-3600

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

Yes X   No

The number of shares outstanding of the Registrant's Common Stock, $.001 par value (the "Common Stock"), as of November 10, 1999 was 26,619,031.

                             theglobe.com, inc.
                                 FORM 10-Q

                                   INDEX


                                                                PAGE NUMBER
                                                                -----------

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at
           September 30, 1999 (unaudited) and December 31, 1998      1

         Unaudited Condensed Consolidated Statements of
           Operations for the three and nine months ended
           September 30, 1999 and 1998                               2

         Unaudited Condensed Consolidated Statements of
           Cash Flows for the nine months ended September 30,
           1999 and 1998                                             3

         Notes to Unaudited Condensed Consolidated Financial
           Statements                                                4

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                      14

Item 3.  Qualitative and Quantitative Disclosures about Market
           Risk                                                     37

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                        II-1

Item 2.  Changes in Securities and Use of Proceeds                II-1

Item 3.  Defaults Upon Senior Securities                          II-1

Item 4.  Submission of Matters to a Vote of Security Holders      II-1

Item 5.  Other Information                                        II-1

Item 6.  Exhibits and Reports on Form 8-K                         II-1

      A.  Exhibits
      B.  Reports on Form 8-K

Signatures                                                        II-2

                                   PART I

                           FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             theglobe.com, inc.
                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                            September 30,      December 31,
                                                1999               1998
                                          ---------------    --------------
                                            (unaudited)
              ASSETS
Current assets:
  Cash and cash equivalents............   $    66,121,883    $   29,250,572
  Short-term investments...............         3,820,149           898,546
  Accounts receivable, net.............         3,080,753         2,004,875
  Prepaids and other current assets....           622,715           678,831
                                          ---------------    --------------
      Total current assets.............        73,645,500        32,832,824

Property and equipment, net............         9,893,686         3,562,559
Goodwill and other intangible
  assets, net..........................        57,010,874                --
Restricted investments.................         3,614,904         1,734,495
                                          ---------------    --------------

      Total assets.....................   $   144,164,964    $   38,129,878
                                          ===============    ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable.....................   $     2,512,281    $    2,614,445
  Accrued expenses.....................         2,435,763           817,463
  Accrued compensation.................         1,122,799           691,279
  Deferred revenue.....................           542,521           673,616
  Current installments of obligations
    under capital leases...............         1,835,753         1,026,728
  Current portion of long-term debt....           154,057                --
                                          ---------------    --------------

      Total current liabilities........         8,603,174         5,823,531

Long-term debt.........................         2,539,686                --
Obligations under capital leases,
  excluding current installments.......         2,601,424         2,005,724
Deferred rent..........................           409,773                --

Stockholders' equity:
  Common stock.........................            26,535            20,625
  Additional paid-in capital...........       184,239,626        50,904,181
  Deferred compensation................          (304,528)         (128,251)
  Accumulated other comprehensive
    loss...............................           (82,098)          (50,006)
  Accumulated deficit..................       (53,868,628)      (20,445,926)
                                          ---------------    --------------

      Total stockholders' equity.......       130,010,907        30,300,623

Commitments and contingencies..........   ---------------    --------------

      Total liabilities and
        stockholders' equity...........   $   144,164,964    $   38,129,878
                                          ===============    ==============


               See accompanying notes to unaudited condensed
                    consolidated financial statements.

                             theglobe.com, inc.
         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                       Three Months Ended               Nine Months Ended
                                          September 30,                   September 30,
                                  ----------------------------    ----------------------------
                                     1999            1998             1999           1998
                                  ------------    ------------    ------------    ------------
                                           (unaudited)                     (unaudited)
Revenues......................    $  4,898,458    $  1,560,963    $ 12,220,280    $  2,734,361
Cost of revenues..............       2,258,983         573,813       5,209,291       1,037,088
                                  ------------    ------------    ------------    ------------
      Gross profit............       2,639,475         987,150       7,010,989       1,697,273

Operating expenses:
  Sales and marketing.........       4,677,754       2,150,590      10,346,289       6,683,535
  Product development.........       2,921,560       1,149,424       7,841,347       1,400,293
  General and
    administrative............       3,353,995       2,032,878       9,100,676       4,429,594
  Non-recurring charge........              --       1,370,250              --       1,370,250
  Amortization of goodwill
    and intangible assets.....       6,223,574              --      13,993,116              --
                                  ------------    ------------    ------------    ------------
        Total operating
          expenses............      17,176,883       6,703,142      41,281,428      13,883,672
                                  ------------    ------------    ------------    ------------
      Loss from operations....     (14,537,408)     (5,715,992)    (34,270,439)    (12,186,399)

Interest and other income,
  net.........................         635,795          35,062       1,144,976         707,699
                                  ------------    ------------    ------------    ------------
      Loss before provision
        for income taxes......     (13,901,613)     (5,680,930)    (33,125,463)    (11,478,700)

Provision for income taxes....         144,274           8,205         297,239          34,705
                                  ------------    ------------    ------------    ------------
      Net loss................    $(14,045,887)   $ (5,689,135)   $(33,422,702)   $(11,513,405)
                                  ============    ============    ============    ============
Basic and diluted net loss
  per share...................    $      (0.53)   $      (2.37)    $     (1.39)   $      (4.90)
                                  ============    ============    ============    ============
Weighted average basic and
  diluted shares outstanding..      26,531,625       2,400,834      24,033,240       2,348,796
                                  ============    ============    ============    ============

       See accompanying notes to unaudited condensed consolidated financial statements.

                             theglobe.com, inc.
         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                Nine Months Ended
                                                                  September 30,
                                                   ---------------------------------------
                                                         1999                    1998
                                                   ---------------------------------------
                                                     (unaudited)             (unaudited)
Cash flows from operating activities:
 Net loss....................................      $   (33,422,702)        $   (11,513,405)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
   Depreciation and amortization.............           15,711,029                 416,459
   Non-cash compensation.....................               31,769                      --
   Deferred compensation.....................               62,603                  44,513
   Non-recurring charges.....................                   --               1,370,250
   Amortization of debt discount.............              131,010                      --
   Deferred rent.............................              409,773                      --
  Changes in operating assets and liabilities,
   net of effect of acquisitions:
   Accounts receivable, net..................             (755,472)             (1,014,581)
   Prepaids and other current assets.........              183,081                (296,036)
   Accounts payable..........................             (792,214)                838,539
   Accrued expenses..........................              756,228                 171,543
   Accrued compensation......................              230,586                (772,270)
   Deferred revenue..........................             (677,870)                372,829
                                                   ---------------         ---------------

  Net cash used in operating activities......          (18,132,179)            (10,382,159)
                                                   ---------------         ---------------
Cash flows from investing activities:
 Purchases of securities.....................          (13,709,968)                     --
 Proceeds from sales of securities...........           10,753,418               6,090,412
 Purchases of property and equipment.........           (5,226,679)               (360,552)
 Cash acquired in connection with
  acquisitions, net..........................              691,320                      --
 Payments of security deposits...............           (1,871,953)              (883,087)
                                                   ---------------         ---------------
  Net cash (used in) provided by investing
   activities................................           (9,363,862)              4,846,773
                                                   ---------------         ---------------
Cash flows from financing activities:
 Payments under capital lease obligations....           (1,016,506)               (170,236)
 Payments of long-term debt..................              (25,681)                     --
 Proceeds from exercise of common stock
  options and warrants.......................              393,249                  10,522
 Payment of offering/financing costs.........                   --                (167,002)
 Net proceeds from issuance of common stock..           65,013,435                      --
                                                   ---------------         ---------------
  Net cash provided by (used in) financing
   activities................................           64,364,497                (326,716)
                                                   ---------------         ---------------
Net change in cash and cash equivalents......           36,868,456              (5,862,102)

Effect of exchange rate changes on cash and
 cash equivalents............................                2,855                      --

Cash and cash equivalents at beginning of
 period......................................           29,250,572               5,871,291
                                                   ---------------         ---------------
Cash and cash equivalents at end of period...      $    66,121,883         $         9,189
                                                   ===============         ===============
Supplemental disclosure of noncash transactions:
   Equipment acquired under capital leases...      $     2,415,033         $     2,044,308
                                                   ===============         ===============

 See accompanying notes to unaudited condensed consolidated financial statements.

                             theglobe.com, inc.

       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Description of Business

theglobe.com, inc. (the "Company" or "theglobe") was incorporated on May 1, 1995 (inception) and commenced operations on that date. theglobe is an online network with members and users in the United States and abroad. Users are able to personalize their online experience by publishing their own content and interacting with others having similar interests. Our primary revenue source is the sale of advertisements with additional revenues generated through the sale of sponsorship placements within our website, the sale of merchandise through our online store, electronic commerce revenue shares, development fees and, to a lesser extent, membership service fees for the sale of enhanced services.

The Company's business is characterized by rapid technological change, new product development and evolving industry standards. Inherent in the Company's business are various risks and uncertainties, including its limited operating history, unproven business model and the limited history of commerce on the Internet. The Company's success may depend, in part, upon the emergence of the Internet as a communications medium, prospective product development efforts and the acceptance of the Company's solutions by the marketplace.

(b)  Unaudited Interim Condensed Consolidated Financial Information

The unaudited interim condensed consolidated financial statements of the Company as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 1999, the results of their operations for three and nine months ended September 30, 1999 and 1998 and their cash flows for the nine months ended September 30, 1999 and 1998.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited financial statements as of December 31, 1998, and for the three years then ended and related notes included in the Company's Form 10-K filed with the Securities and Exchange Commission.

(c)  Principles of Consolidation

The Company's unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 1999 include the accounts of the Company, the accounts of shop.theglobe.com, formerly known as Azazz, from February 1, 1999 (date of acquisition) and the accounts of Attitude Networks, Ltd. from April 9, 1999 (date of acquisition). The unaudited condensed consolidated financial statements for the prior year periods include only the accounts of theglobe. All significant intercompany balances and transactions have been eliminated.

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

(e)  Short-term Investments

Short-term investments are classified as available-for-sale and are available to support current operations or to take advantage of other investment opportunities. These investments primarily consist of corporate bonds and mutual funds which are stated at their estimated fair value based upon publicly available market quotes. Unrealized gains and losses are computed on the basis of specific identification and are included in stockholders' equity. Realized gains, realized losses and declines in value, judged to be other-than-temporary, are included in other income. There were no material gross realized gains or losses from sales of securities in the periods presented. The costs of securities sold are based on the specific-identification method and interest earned is included in interest income. As of September 30, 1999, the Company had gross unrealized losses of $92,553 and gross unrealized gains of $7,600 from its short-term investments. As of December 31, 1998, the Company had gross unrealized losses of $50,006 from its short-term investments.

(f)  Goodwill and Other Intangible Assets

Goodwill and other intangible assets are being amortized on a straight-line basis over their expected period of benefit ranging from two to three years (three years for goodwill). Goodwill and other intangible assets are stated net of total accumulated amortization of $14.0 million at September 30, 1999. The Company did not have goodwill and other intangible assets as of December 31, 1998.

(g)  Revenue Recognition

The Company's revenues are derived principally from the sale of advertisements under short-term contracts. To date, the duration of the Company's advertising commitments has generally averaged one to three months. Advertising revenues are recognized ratably in the period in which the advertisement is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Company obligations typically include the guarantee of a minimum number of "impressions" or times that an advertisement appears in pages viewed by the users of the Company's online properties. Payments received from advertisers prior to displaying their advertisements on the site are recorded as deferred revenues and are recognized as revenue ratably when the advertisement is displayed. To the extent minimum guaranteed impression levels are not met, we defer recognition of the corresponding revenues until guaranteed levels are achieved.

The Company also derived other revenues from development fees related to the sale of sponsorship placements within our website, sales of merchandise from our online department store acquired in connection with the acquisition of shop.theglobe.com, e-commerce revenue shares and membership service fees for the sale of enhanced services. We recognize development fees related to the sale of sponsorship placements on our website as revenue once the related activities have been performed. The Company recognizes revenue from the sale of merchandise from its online store when the products are shipped to customers. Freight costs are included in net sales and have been insignificant to date. The Company provides an allowance for the return of merchandise sold through its online store. The allowance provided to date has been insignificant. Revenues from the Company's share of the proceeds from its e-commerce partners' sales are recognized upon notification from its partners of sales attributable to the Company's site. Membership service fees are deferred and recognized ratably over the term of the subscription period. Other revenues accounted for 22% and 17%, respectively, of total revenues for the three and nine months ended September 30, 1999 and 10% and 11%, respectively, of total revenues for the three and nine months ended September 30, 1998.

The Company trades advertisements on its Web properties in exchange for advertisements on the Internet sites of other companies. Barter revenues and expenses are recorded at the fair market value of services provided or received, whichever is more readily determinable. Revenue from barter transactions is recognized as income when advertisements are delivered on the Company's web properties. Barter expense is included in sales and marketing and is recognized when the Company's advertisements are run on other companies' web properties, which typically occurs in the same period in which barter revenue is recognized. Barter revenues represented 4% and 6%, respectively, of total revenues for the three and nine months ended September 30, 1999 and less than 3% of revenues for the three and nine months ended September 30 1998.

(h)  Promotional Coupons

Promotional coupons are expensed when the coupons are redeemed and are included in sales and marketing expense.

(i)  Net Loss Per Common Share

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

Diluted net loss per share has not been presented separately, as the outstanding stock options, warrants and contingent stock purchase warrants are each anti-dilutive for each of the periods presented.

Diluted net loss per common share for the three and nine months ended September 30, 1999 and 1998 does not include the effects of options to purchase 4,368,911 and 3,032,842 shares of Common Stock, respectively; warrants to purchase 4,011,534 and 4,046,018 shares of Common Stock, respectively; and -0- and 10,947,470 shares, respectively, of convertible preferred stock on an "as if" converted basis.

(j)  Recent Accounting Pronouncements

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

(k)  Stock Split

On May 14, 1999, the Company effected a 2-for-1 stock split to all shareholders of record as of May 3, 1999. All share and per share information in the accompanying consolidated financial statements has been retroactively restated to reflect the effect of the stock split.

(l)  Reclassifications

Certain   reclassifications  have  been  made  to  prior  year's  financial statements to conform to the current year's presentation.

(2)  ACQUISITIONS

a)   factorymall.com, inc.

On February 1, 1999, theglobe formed Nirvana Acquisition Corp. ("Nirvana"), a Washington corporation and a wholly-owned subsidiary of theglobe. Nirvana was merged with and into factorymall.com, inc., a Washington corporation d/b/a Azazz ("factorymall"), with factorymall as the surviving corporation. The merger was effected pursuant to the Agreement and Plan of Merger, dated February 1, 1999, by and among theglobe, Nirvana, and factorymall and certain shareholders thereof. As a result of the merger, factorymall became a wholly-owned subsidiary of theglobe. factorymall operates Azazz, a leading interactive department store.

The consideration paid by theglobe in connection with the merger consisted of approximately 614,104 newly issued shares of Common Stock of theglobe. In addition, options to purchase shares of factorymall's common stock, without par value, were exchanged for options to purchase approximately 82,034 shares of theglobe's Common Stock. Warrants to purchase shares of factorymall common stock were exchanged for warrants to purchase approximately 18,810 shares of theglobe's Common Stock. theglobe also assumed certain bonus obligations of factorymall triggered in connection with the merger that resulted in the issuance by theglobe of approximately 73,728 shares of theglobe's Common Stock and payment by theglobe of approximately $451,232 in cash. The Company also incurred expenses of approximately $694,000 related to the merger.

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

b)   Attitude Network, Ltd.

On April 5, 1999, theglobe formed Bucky Acquisition Corp. ("Bucky"), a Delaware corporation and a wholly-owned subsidiary of theglobe. Bucky was merged with and into Attitude Network, Ltd., a Delaware corporation ("Attitude"), with Attitude as the surviving corporation. The merger was effective pursuant to the Agreement and Plan of Merger, dated April 5, 1999, which closed on April 9, 1999, by and among theglobe, Bucky, and Attitude and certain shareholders thereof. As a result of the merger, Attitude became a wholly-owned subsidiary of theglobe. Attitude publishes entertainment websites including Happy Puppy and Games Domain.

The consideration payable by theglobe in connection with the merger consists of 1,570,922 newly issued shares of theglobe's Common Stock. In addition, options to purchase shares of Attitude's common stock were exchanged for options to purchase approximately 84,760 shares of theglobe Common Stock. Warrants to purchase shares of Attitude common stock were exchanged for warrants to purchase approximately 46,706 shares of theglobe Common Stock. The Company also incurred expenses of approximately $800,000 related to the merger.

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

The following unaudited pro forma consolidated financial information gives effect to the above described acquisitions as if they had occurred at the beginning of the respective periods by consolidating the results of operations of the Company, factorymall and Attitude for the three and nine months ended September 30, 1999 and 1998.

                                       Three Months Ended               Nine Months Ended
                                          September 30,                   September 30,
                                 ----------------------------    ---------------------------
                                     1999            1998             1999           1998
                                 ------------    ------------    ------------    -----------
Revenues........................ $  4,898,458    $  2,075,016    $ 12,611,587    $ 4,152,639
Net loss........................  (14,045,887)    (11,857,620)    (40,837,707)   (33,314,653)
Net loss per share-basic and
  diluted....................... $      (0.53)   $      (2.54)   $      (1.65)   $    (7.23)
Weighted average shares used in
  the basic and diluted net
  loss per share calculation....   26,531,625       4,659,588      24,679,342      4,607,550


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

The Company's customers are primarily concentrated in the United States. The Company performs ongoing credit evaluations and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. To date, such losses have been within management's expectations.

For the three and nine months ended September 30, 1999 and 1998, there were no customers that accounted for over 10% of revenues generated by the Company, or of gross accounts receivable at September 30, 1999 and December 31, 1998.

(4)  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                            September 30,      December 31,
                                                1999               1998
                                          ---------------    --------------
                                                     (unaudited)
Computer equipment, including assets
  under capital leases of $5,697,853
  and $3,305,598, respectively.........   $     9,481,581    $    4,298,702
Furniture and fixtures, including
  assets under capital leases of
  $42,171 and $42,171, respectively....         1,129,198            88,819
Leasehold improvements.................         1,975,276                --
                                          ---------------    --------------

                                               12,586,055         4,387,521
Less accumulated depreciation and
  amortization, including amounts
  related to assets under capital
  leases of $1,341,978 and $460,998,
  respectively.........................         2,692,369           824,962
                                          ---------------    --------------

         Total.........................   $     9,893,686    $    3,562,559
                                          ===============    ==============

(5)  LONG-TERM DEBT

In connection with the acquisition of Attitude, the Company assumed a non-interest bearing obligation, payable over a 17 year period, to the former owner of the happypuppy.com website, an online property acquired by Attitude prior to its acquisition by the Company. As of the date of acquisition, the Company recorded the obligation payable at its net present value, assuming a 9% interest rate. As of September 30, 1999, the net present value of the obligation payable was $2.7 million including the short term portion of $0.2 million. The unamortized discount as of September 30, 1999 was $2.4 million. On October 22, 1999, in connection with the settlement of certain litigation between the Company and the former owner of the happypuppy.com website (as described in note 10), the Company made a lump sum payment of approximately $1.4 million to the former owner of the happypuppy.com website. In accordance with the Settlement Agreement (as defined in Note 10), this lump sum payment represents payment in full of the non-interest bearing obligation recorded as of September 30, 1999. The Company will recognize an extraordinary gain of approximately $1.4 million in the fourth quarter of 1999 which represents the difference between the net present value of the obligation payable on the settlement date and the lump sum payment of $1.4 million.

(6)  STOCKHOLDERS' EQUITY

Common Stock

In February 1999, the Company issued 687,832 shares of its Common Stock in connection with the acquisition of factorymall, which currently conducts its operations under the name shop.theglobe.com.

In April, 1999, the Company issued 1,570,922 shares of its Common Stock in connection with the acquisition of Attitude.

In May 1999, the Company completed a secondary public offering of 3,500,000 shares of its Common Stock at an offering price of $20 per share. Net proceeds to the Company totaled $65.0 million, after underwriting discounts of $3.5 million and offering costs of $1.5 million.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income as of September 30, 1999 is comprised of $84,953 of net unrealized losses related to the Company's short term investments and a gain of $2,855 related to the foreign currency translation adjustment of Games Domain, a wholly owned subsidiary of Attitude which was acquired by the Company in April of 1999. The $50,006 as of December 31, 1998 represents the Company's net unrealized losses related to its short term investments.

Comprehensive net loss was $14,064,323 and $33,454,794 for the three and nine months ended September 30, 1999, respectively and $5,688,979 and $11,501,695 for the three and nine months ended September 30, 1998, respectively.

(7)  NON-RECURRING CHARGE

The Company recorded a non-cash, non-recurring charge of $1,370,250 to earnings in the third quarter of 1998 in connection with the transfer of warrants to acquire 450,000 shares of Common Stock by Dancing Bear Investments, Inc. (the Company's principal shareholder at the date of transfer) to certain officers of the Company at an exercise price of $1.45 per share. The Company accounted for such transaction as if it were a compensatory plan adopted by the Company. Accordingly, such amount was recorded as a non-cash , non-recurring compensation expense in the Company's statement of operation for services provided by such officers to the Company with an offsetting increase to additional paid-in capital. The amount of such non-charge was based on the difference between the fair market value at the time of transfer ($4.50 per share) and the exercise price per warrant of approximately $1.45 per share.

(8)  1998 STOCK OPTION PLAN

The Company's 1998 Stock Option Plan (the "1998 Plan") was adopted by the Board of Directors on July 15, 1998, and approved by the stockholders of the Company on July 15, 1998. The 1998 Plan provides for the grant of "incentive stock options" intended to qualify under Section 422 of the Code and stock options which do not so qualify. The granting of incentive stock options is subject to limitation as set forth in the 1998 Plan. Directors, officers, employees and consultants of the Company are eligible to receive grants under the 1998 Plan. The 1998 Plan authorizes the issuance of 2,400,000 shares of Common Stock, subject to adjustment as provided in the 1998 Plan. In March 1999, the Board of Directors authorized an increase in the number of shares reserved for issuance under the Company's 1998 Stock Option Plan from 2,400,000 to 3,400,000. The increase was approved by the stockholders of the Company in June 1999.

(9)  EMPLOYEE STOCK PURCHASE PLAN

The  Company's  Employee  Stock  Purchase  Plan ("ESPP") was adopted by the
Board of Directors in February 1999. The ESPP was approved by the shareholders in June 1999. The ESPP provides eligible employees of the Company the opportunity to apply a portion of their compensation to the purchase of shares of the Company at a 15% discount. The Company has reserved 400,000 authorized shares of Common Stock for issuance under the ESPP. As of September 30, 1999, the Company had issued approximately 3,000 shares of Common stock in connection with the ESPP.

(10) COMMITMENTS AND CONTINGENCIES

On October 22, 1999, Attitude Network, Ltd., Dave Rae, Kim Brown, the Company, Accursed Toys, Inc. and the principals of Accursed Toys entered into a Settlement Agreement relating to the matters that were the subject of the litigation among the parties in federal courts in Florida and Virginia (the "Settlement Agreement"). That litigation arose primarily from a 1996 agreement under which the Company owed Accursed Toys approximately $5.0 million for the purchase of the happypuppy.com website payable over the next seventeen (17) years. As of September 30, 1999, the Company's unaudited condensed consolidated financial statements reflected that obligation payable at its net present value of approximately $2.7 million.

In the Florida federal court, Accursed Toys alleged that the full $5.0 million was currently due and payable. In the Florida and Virginia federal courts, Accursed Toys and two of its principals alleged that the Company, Attitude, Dave Rae and Kim Brown engaged in various acts of unfair competition, false advertising and deceptive trade practices, as well as interference with contractual relations, fraud and misrepresentation. The Company disputed all claims. The Virginia suit was voluntarily dismissed on September 24, 1999.

Under the Settlement Agreement, the Company extinguished its debt to Accursed Toys by making a one-time payment of approximately $1.4 million which represented full settlement of the $5.0 million obligation described above. This settlement will result in an extraordinary gain of approximately $1.4 million which the Company will recognize in the fourth quarter of 1999. The Settlement Agreement also provided that the Company give Accursed Toys an affidavit acknowledging that Accursed Toys and its principals created the original 1995 happypuppy.com website, and that the Company include on the happypuppy.com website, until December 31, 2000, an agreed-upon statement acknowledging that Accursed Toys and its founders were the creators of the original 1995 version of the happypuppy.com website. In exchange, Accursed Toys agreed to dismiss its Florida lawsuit with prejudice. Accursed Toys and its principals reaffirmed various representations and ongoing contractual obligations they previously made or undertook in favor of Attitude when Accursed Toys sold the website to Attitude and Accursed Toys and its principals abandoned, waived and released the Company, Attitude and Messrs. Rae and Brown from all other obligations and claims that arose out of anything that happened or did not happen prior to October 22, 1999.

On May 20, 1999, Fortune Casuals LLC filed a complaint in the United States District Court for the Central District of California alleging that the Company infringes Fortune Casuals LLC's state and federal trademark rights with respect to the GLOBE mark. The Company believes that these allegations are without merit and plans to vigorously defend these allegations. As the discovery phase of the litigation has recently commenced, the Company cannot assess whether these claims will have a material adverse effect on the Company's financial condition.

On July 1, 1999, the Company filed a complaint in Supreme Court of the State of New York, County of New York. The lawsuit alleges that Stockplayer.com, Inc. breached advertising service agreements with the Company by failing to pay for advertising services performed by the Company. On August 13, 1999, Stockplayer.com, Inc. filed its answer denying that it breached these advertising services agreements. The answer also alleges that the Company breached alleged express and implied warranties in connection with certain information provided by the Company to Stockplayer.com. Stockplayer.com alleges that it has been damaged in an amount not less than $5,000,000. Based on our preliminary analysis, the Company believes that these allegations are without merit and plans to vigorously defend these allegations. The Company believes that it is unlikely that this claim will have a material adverse effect on the Company's consolidated financial condition or results of operations.

From time to time the Company has been named in other claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

(11) SUBSEQUENT EVENTS

On October 22, 1999, in connection with the settlement of certain litigation between the Company and the former owner of the happypuppy.com website (as described in note 10), the Company made a lump sum payment of approximately $1.4 million to the former owner of the happypuppy.com website. In accordance with the settlement agreement, this lump sum payment represents payment in full of the non-interest bearing obligation recorded as of September 30, 1999. The Company will recognize an extraordinary gain of approximately $1.4 million in the fourth quarter of 1999 which represents the difference between the net present value of the obligation payable on the settlement date and the lump sum payment of $1.4 million.

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

OVERVIEW

theglobe operates an online network with members and users in the United States and abroad. Users are able to personalize their online experience by publishing their own content and interacting with others having similar interests. We facilitate this interaction by providing various free services, including home page building, discussion forums, chat, online calendars and address books, e-mail and electronic commerce. Additionally, we provide our users with news, business information, real time stock quotes, weather, movie and music reviews, multi-player gaming, horoscopes and personals. By satisfying our users' personal and practical needs, we seek to become our users' online home. Our primary revenue source is the sale of advertisements with additional revenues generated through the sale of sponsorship placements within our website, the sale of merchandise through our online store, electronic commerce revenue shares, development fees and, to a lesser extent, the sale of membership service fees for enhanced services.

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

During 1998, revenues and operating expenses increased as we placed a greater emphasis on building our advertising revenues, sponsorship revenues and memberships by expanding our sales force and promoting theglobe brand.

In November 1998, the Company completed an initial public offering of approximately 6.96 million shares of its Common Stock. The initial offering price was $4.50 per share and resulted in net proceeds of $27.3 million, after underwriting discounts of $2.0 million and offering costs $2.0 million.

On February 1, 1999, we acquired factorymall.com, an online department store doing business as Azazz.com, which sells a variety of name brand products directly to consumers. We have integrated Azazz.com into our electronic commerce site, now known as "shop.theglobe.com."

In April 1999, we acquired Attitude Networks, Ltd., a provider of online entertainment content whose websites include Happy Puppy, Games Domain and Kids Domain, three leading websites serving game enthusiasts.

In May 1999, the Company completed an offering of 3.5 million shares of Common Stock in a secondary public offering at an offering price of $20 per share. Net proceeds to the Company totaled $65.0 million, after underwriting discounts of $3.5 million and offering costs of $1.5 million.

RESULTS OF OPERATIONS

Revenues

To date, our primary revenue source has been the sale of advertisements on the Company's online properties. Advertising revenues constituted 78% and 83% of total revenues for the three and nine months ended September 30, 1999 and 90% and 89% of total revenues for the three and nine months ended September 30, 1998. We sell a variety of advertising packages to clients, including banner advertisements, event sponsorship, and targeted and direct response advertisements. Our advertising revenues are derived principally from short-term advertising arrangements, averaging one to three months. We generally guarantee a minimum number of impressions, or times that an advertisement appears in pages viewed by the users of the Company's online properties, for a fixed fee. Advertising revenues are recognized ratably in the period in which the advertisement is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable.

In addition to advertising revenues, we derive other revenues from development fees related to the sale of sponsorship placements within our website, the sale of merchandise through our online store, electronic commerce revenue shares, development fees and, to a lesser extent, membership service fees for the sale of enhanced services. Electronic commerce revenues are expected to increase with the acquisition and continuing development of shop.theglobe.com. Subscription fees are recognized over the membership term. A number of recent arrangements with our premier electronic commerce partners provide us with a share of any sales resulting from direct links from our website. We recognize revenues from our share of the proceeds from our electronic commerce partners' sales upon notification from our partners of sales attributable to our website. To date, revenues from electronic commerce revenue share arrangements have not been significant. We also earn additional revenue on sponsorship contracts for fees relating to the design, coordination, and integration of the customer's content and links. We recognize these development fees as revenue once the related activities have been performed.

Revenues increased to $4.9 million and $12.2 million for the three and nine months ended September 30, 1999, respectively, as compared with $1.6 million and $2.7 million for the three and nine months ended September 30, 1998, respectively. The period to period growth in revenues for both the three and nine months ended resulted from an increase in (1) the number of advertisers as well as the average commitment per advertiser, (2) our website traffic and (3) the number of sales people. Additionally, the acquisitions of factorymall and Attitude have contributed to the period to period increases in revenues. Advertising revenues for the three and nine months ended September 30, 1999 were $3.8 million and $10.1 million, respectively, which represented 78% and 83%, respectively, of total revenues. Advertising revenues for the three and nine months ended September 30, 1998 were $1.4 million and $2.4 million, respectively, which represented 90% and 89%, respectively, of total revenues. We anticipate that advertising revenues will continue to account for a substantial share of our total revenues for the foreseeable future. Other revenues were derived from electronic commerce, membership service fees, development fees, electronic commerce revenue shares and sponsorship placements within our website. At September 30, 1999, we had deferred revenues of approximately $0.5 million as compared with deferred revenues of $0.7 million at December 31, 1998. Barter revenues were 4% and 6%, respectively, of total revenues for the three and nine months ended September 30, 1999 and 3% and 3%, respectively, of total revenues for the three and nine months ended September 30 1998.

Cost of Revenues

Cost of revenues consist primarily of Internet connection charges, staff costs and related expenses of operations personnel, depreciation and maintenance of website equipment as well as the costs of merchandise sold and shipping fees in connection with our online store. Gross margins were 54% and 57%, respectively, for the three and nine months ended September 30, 1999 and 63% and 62% respectively, for the three and nine months ended September 30, 1998. The decrease in the gross margins for both the three and nine months ended September 30, 1999 as compared to the same period in 1998 is, in part, attributable to increased costs of merchandise sold and shipping costs resulting from the shop.theglobe.com acquisition and increased bandwidth and capital expenditures related moving our servers to the Teleport facility in Staten Island. Traditionally, the electronic commerce industry has experienced lower margins than those of online networks. Additionally, the decrease in margins is attributable to the duplication of hosting costs resulting from the Attitude acquisition. We plan to eliminate the duplicate hosting costs in future periods. The absolute dollar increase in cost of revenues was due to an increase in Internet connection costs to support the increase in website traffic, as well as an increase in equipment costs, cost of merchandise, depreciation and staff costs required to support the expansion of our site and services.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries and related expenses of sales and marketing personnel, commissions, advertising, public relations expenses, coupons and other promotional activities and barter expense. Sales and marketing expenses were $4.7 million and $10.3 million for the three and nine months ended September 30, 1999, respectively, as compared with sales and marketing expenses of $2.2 million and $6.9 million for the three and nine months ended September 30, 1998, respectively. The period to period increases in sales and marketing expenses in absolute dollars was primarily attributable to increased sales and marketing personnel and advertising and promotional expenses required to implement our branding and marketing strategy.

Product Development Expenses

Product development expenses include professional fees, staff costs and related expenses associated with the development, testing and upgrades to our website as well as expenses related to its editorial content and community management and support. Product development expenses were $2.9 million and $7.8 million for the three and nine months ended September 30, 1999, respectively, as compared with product development expenses of $1.1 million and $1.4 million for the three and nine months ended September 30, 1998, respectively. The increase in product development expenses was primarily attributable to increased staffing levels required to support our website and to enhance its content and features. Additionally, the Company incurred certain initial development expenses related to two new products, Globelists and Upublish, which were launched in the fourth quarter of 1999. Product development expenses also increased as a result of added features in connection with the launch of our site redesign in November 1998. We intend to continue recruiting and hiring experienced product development personnel and to make additional investments in product development.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs for general corporate functions, including finance, human resources, facilities and legal, along with professional fees and other corporate expenses. General and administrative expenses were $3.4 million and $9.1 million for the three and nine months ended September 30, 1999, respectively, as compared with general and administrative expenses of $2.0 million and $4.4 million for the three and nine months ended September 30, 1998, respectively. The absolute dollar increase in these expenses was primarily due to increased salaries and related expenses associated with increased staffing in order to build our basic infrastructure, hiring of additional personnel, increases in professional fees and travel and increased provisions for bad debts and sales tax expenses. The increased salaries also reflect the highly competitive nature of hiring in the new media industry. The increase was also due to costs related to our operation as a public company, such as directors' and officers' liability insurance, investor relations programs and professional service fees. We expect that we will incur additional general and administrative expenses as we hire additional personnel and incur additional costs related to the growth of the business. Accordingly, we anticipate that general and administrative expenses will continue to increase in absolute dollars.

Amortization of Goodwill and Intangible Assets

We recorded amortization of $6.2 million and $14.0 million for the three and nine months ended September 30, 1999, respectively. This amortization is in connection with the acquisitions of shop.theglobe.com in February 1999 and Attitude in April 1999. The gross goodwill and purchased intangibles of approximately $71.0 million related to these acquisitions is being amortized over the expected period of benefit ranging from two to three years (three years for goodwill). There was no similar charge for the same periods in 1998.

Interest and Other Income, net

Interest and other income, net includes interest income from our cash and investments, interest expenses related to our capital lease obligations, amortization of debt discounts and realized gains and losses from the sale of short-term investments. Interest and other income was $0.6 million and $1.1 million for the three and nine months ended September 30, 1999, respectively, as compared to $35,000 and $0.7 million for the three and nine months ended September 30, 1998, respectively. The period to period increase for the three and nine months ended is attributable to increased interest income resulting from the net proceeds of our initial public offering and our secondary offering of our Common Stock offset by increased interest expenses related to an increase in the assumption of capital lease obligations and the amortization of the debt discount related to Attitude Network, Ltd.'s long-term debt.

Income Taxes

Income taxes for the three and nine months ended September 30, 1999 were $0.1 million and $0.3 million respectively, and $8,000 and $35,000 for the three and nine months ended September 30, 1998, respectively. The income taxes were based solely on state and local taxes on business and investment capital. The increase from the prior year for both the three and nine month periods is a result of our initial and secondary public offerings which, in turn, increased our capital structure. Our effective tax rate differs from the statutory federal income tax rate, primarily as a result of the uncertainty regarding our ability to utilize our net operating loss carryforwards. Due to the uncertainty surrounding the timing or realization of the benefits of our net operating loss carryforwards in future tax returns, we have placed a valuation allowance against our otherwise recognizable deferred tax assets. As of December 31, 1998, we had approximately $29.2 million of federal net operating loss carryforwards for tax reporting purposes available to offset future taxable income. Our federal net operating loss carryforwards expire beginning 2001 through 2018, if not utilized. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Due to the change in our ownership interests in the third quarter of 1997, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), future utilization of our net operating loss carryforwards will be subject to certain limitations or annual restrictions.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, we had approximately $66.1 million in cash and cash equivalents and approximately $3.8 million in marketable securities. Net cash used in operating activities was $18.1 million and $10.4 million for the nine months ended September 30, 1999 and 1998, respectively. The increase in net cash used resulted primarily from an increase in our net cash operating losses which is exclusive of amortization expense related to the acquisitions of factorymall and Attitude.

Net cash (used in) provided by investing activities was ($9.4) million and $4.8 million for the nine months ended September 30, 1999 and 1998, respectively. Net cash used in investing activities for the nine months ended September 30, 1999 was primarily related to purchases of short-term securities and property and equipment, as well as security deposit payments associated with our new office space lease and equipment procured under capital lease arrangements. These expenditures were partially offset by proceeds received from the sale of short-term securities and the net cash received in connection with the acquisitions of shop.theglobe.com and Attitude. For the nine months ended September 30, 1998, the net cash provided by investing activities was primarily related to the sale of short-term investments in order to finance our operating expenses.

Net cash provided by (used in) financing activities was approximately $64.4 million and ($0.3) million for the nine months ended September 30, 1999 and 1998, respectively. Net cash provided by financing activities for the nine months ended September 30, 1999 consisted primarily of net proceeds of $65.0 million received in connection with our secondary offering of 3.5 million shares of the Company's Common Stock and proceeds received from the exercise of Common Stock options and warrants partially offset by payments under our capital lease obligations. For the nine months ended September 30, 1998, cash used in financing activities was related to the payment of capital lease obligations and the payment of financing and offering costs related to the Company's initial public offering of its Common Stock.

On February 1, 1999, we purchased factorymall.com, an interactive department store doing business as Azazz.com, which has been integrated into our electronic commerce site and conducts business as
"shop.theglobe.com." We expect to invest an aggregate of up to approximately $3.8 million of working capital in 1999 to support the future operation of shop.theglobe.com. On April 9, 1999, we purchased Attitude Network, an online provider of entertainment content. We expect to invest an aggregate of up to $3.5 million of working capital in 1999 to support the future operations of Attitude Network. In connection with the acquisition, the Company assumed a non interest bearing obligation payable to the former owner of the happypuppy.com website, which was acquired by Attitude Network, Ltd. prior to being acquired by the Company. As of September 30, 1999, the obligation payable had been recorded at its net present value of $2.7 million. In October 1999, in connection with the settlement of litigation between the Company and the former owners of the happypuppy.com website, the Company made a lump sum payment of approximately $1.4 million to settle the non-interest bearing obligation assumed in connection with the acquisition of Attitude. The $1.4 million represented a payment in full to settle the obligation payable. The Company will recognize an extraordinary gain of $1.4 million related to the payment of the obligation.

Our capital requirements depend on numerous factors, including market acceptance of our services, the amount of resources we devote to investments in our website, the resources we devote to marketing and selling our services and our brand promotions and other factors. We have experienced a substantial increase in our capital expenditures and lease obligations since our inception consistent with the growth in our operations and staffing, and we anticipate that this will continue for the foreseeable future. Additionally, we will continue to evaluate possible investments in businesses, products and technologies, and we plan to expand our sales force. On May 19, 1999 we completed a secondary public offering of our Common Stock in which the Company sold 3.5 million shares and existing shareholders sold an additional 3.4 million shares. The sale of these shares resulted in net proceeds of $65.0 million. We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for our existing business for the foreseeable future. However, we may need to raise funds in the future to obtain or operate any additional acquired businesses or joint venture arrangements. See "Risk Factors--We may need to raise additional funds, including through the issuance of debt."

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

Contingency Plan. As discussed above, we are engaged in an ongoing Year 2000 assessment and testing. We completed an initial simulation of our information technology systems in the second quarter of 1999. To date, we are not aware of any Year 2000 problems with systems that we or third parties operate that would have a material adverse effect on our business or financial condition. We plan to continue to assess our technology systems and those operated by third parties throughout the fourth quarter of 1999 and will take the results into account in determining the nature and extent of any contingency plans.

EFFECTS OF INFLATION

Due to relatively low levels of inflation in 1998 and 1999, inflation has not had a significant effect on our results of operations since inception.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

     o maintain or increase levels of user and member traffic on our website;

     o maintain or increase the percentage of our advertising inventory sold;

     o maintain or increase both CPM levels and sponsorship revenues;

     o adapt to meet changes in our markets and competitive developments;

     o    develop or acquire content for our services;

     o    generate electronic commerce-related revenues; and

     o identify, attract, retain and motivate qualified personnel.

REVENUE GROWTH IN PRIOR PERIODS MAY NOT BE INDICATIVE OF FUTURE GROWTH.

We achieved significant revenue growth in 1998 and in the first three quarters of 1999. Our limited operating history makes prediction of future growth difficult. Accurate predictions of future growth are also difficult because of the rapid changes in our markets. Accordingly, investors should not rely on past revenue growth rates as a prediction of future growth.

WE ANTICIPATE  INCREASED OPERATING EXPENSES AND EXPECT TO CONTINUE TO INCUR
LOSSES.

To date, we have not been profitable, and we expect that we will continue to incur net losses for the foreseeable future. We had net losses of approximately $750,200 for 1996, $3.6 million for 1997, $16.0 million for 1998, and $33.4 million for the nine months ended September 30, 1999. As of September 30, 1999, we had an accumulated deficit of approximately $53.9 million. The principal causes of our losses are likely to continue to be:

     o    increased general and administrative expenses;

     o costs resulting from development and enhancement of our services;

     o amortization expense related to our acquisitions of Attitude and factorymall;

     o increased sales and marketing expenses necessary to maintain and develop brand identity;

     o    growth of our sales force;

     o expansion of our business facilities and systems infrastructure; and

     o failure to generate sufficient revenue to compensate for increased costs.

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

In addition to selling advertising, an increasing portion of our revenues may be generated from electronic commerce through our shop.theglobe.com subsidiary. We also have existing electronic commerce arrangements with third parties for the sale of merchandise on our website which are terminable upon short notice. As a result, our revenues from electronic commerce may fluctuate significantly from period to period depending on the level of demand for products featured on our site and the continuation of our electronic commerce arrangements.

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

OUR ACQUISITIONS OR JOINT VENTURES ENTAIL NUMEROUS RISKS AND UNCERTAINTIES.

As part of our business strategy, we review acquisition prospects or joint ventures that we expect to complement our existing business, increase our traffic, augment the distribution of our community, enhance our technological capabilities or increase our electronic commerce revenues. On February 1, 1999, we acquired shop.theglobe.com, formerly known as Azazz, to develop electronic commerce retailing on our site. On April 9, 1999, we acquired Attitude Network, Ltd. to add two leading game enthusiast websites to our entertainment theme. We have been approached from time to time to consider and evaluate potential business combinations, either involving potential investments in our Common Stock, or other business combinations or joint ventures, or our acquisition of other companies. If consummated, any such transaction could result in a change of control of our company or could otherwise be material to our business or to your investment in our Common Stock. We are currently in discussions or negotiations for various transactions of these types, some of which may be material, but we have not reached any binding agreements. These transactions may or may not be consummated. Our future acquisitions or joint ventures could result in numerous risks and uncertainties, including:

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

WE RELY SUBSTANTIALLY ON ADVERTISING REVENUES.

We derive a substantial portion of our revenues from the sale of advertisements on our website. We expect to continue to do so for the foreseeable future. For the year ended December 31, 1998 and for the nine months ended September 30, 1999, advertising revenues represented 89% and 83%, respectively, of our total revenues. Our business model and revenues are highly dependent on the amount of traffic on our site. The level of traffic on our site determines the amount of advertising inventory we can sell. Our ability to generate significant advertising revenues depends, in part, on our ability to create new advertising programs without diluting the perceived value of our existing programs. Our ability to generate advertising revenues will also depend, in part, on the following:

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

WE RELY ON THIRD PARTIES OVER WHOM WE HAVE LIMITED CONTROL TO MANAGE THE PLACEMENT OF ADVERTISING ON OUR WEBSITE.

The process of managing advertising within a large, high-traffic website such as ours is an increasingly important and complex task. We license our advertising management system from DoubleClick, Inc. under an agreement expiring April 15, 2000. DoubleClick may terminate the agreement upon 30 days' notice if (1) we breach the agreement or (2) DoubleClick reasonably determines that we have used their advertising management system in a manner that could damage their technology or which reflects unfavorably on DoubleClick's reputation. No assurance can be given that DoubleClick would not terminate the agreement. Any termination and replacement of DoubleClick's service could disrupt our ability to manage our advertising operations. Additionally, we have entered into a contract with Engage Technologies, Inc. for the license of proprietary software to manage the placement of advertisements on our website. This software has been implemented and our relationship under the contract has not yet been material. There can be no assurance that this software will effectively manage the placement of advertisements on our website and that errors will not occur. For example, DoubleClick informed us in June 1999 that its method of reporting the number of unique visitors to theglobe.com was not accurate. We cannot assure you that there will be no miscalculations of such measurements in the future. Any miscalculations or other problems with reporting measurements could have a material adverse effect on our business, financial condition and stock price.

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

Because our Chairman and our Vice President of Corporate Development are officers or employees of other companies, we will have to compete for their time. Michael S. Egan is our Chairman. Mr. Egan serves as the Chairman of our board of directors and as an executive officer with primary responsibility for day-to-day strategic planning and financing arrangements. Mr. Egan also is the controlling investor of Dancing Bear Investments, an entity controlled by Mr. Egan, which is our largest stockholder. Edward A. Cespedes is our Vice President of Corporate Development with primary responsibility for corporate development opportunities including mergers and acquisitions. Mr. Cespedes also serves as a Managing Director of Dancing Bear Investments. Messrs. Egan and Cespedes have not committed to devote any specific percentage of their business time with us. Accordingly, we compete with Dancing Bear Investments and Messr. Egan's other related entities for their time. In April 1999, Mr. Egan was appointed to the board of directors of Lowestfare.com, an entity with which we have a premier partner relationship and in November 1999, Mr. Egan was named Chairman of ANC Rental Corporation, a proposed spin-off of the car rental business of AutoNation, Inc.

We currently have revenue agreements with entities controlled by Mr. Egan and by H. Wayne Huizenga, one of our directors. These agreements were not the result of arm's-length negotiations, but we believe that the terms of these agreements are on comparable terms as if they were entered into with unaffiliated third parties. The revenues recognized from such agreements represented less than 4% of total revenue for the third quarter of 1999. Due to their relationships with their related entities, Messrs. Egan, Cespedes and Huizenga will have an inherent conflict of interest in making any decision related to transactions between their related entities and us. We intend to review related party transactions in the future on a case-by-case basis.

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

WE HAVE CAPACITY CONSTRAINT AND SYSTEM DEVELOPMENT RISKS.

A key element of our strategy is to generate a high volume of user traffic. Our ability to attract advertisers and to achieve market acceptance of our products and services and our reputation depend significantly upon the performance of our network infrastructure, including our server, hardware and software. Any system failure, including network, software or hardware failure, that causes an interruption in our service or a decrease in responsiveness of our website could result in reduced traffic and reduced revenue, and could impair our reputation. Our website must accommodate a high volume of traffic and deliver frequently updated information. Our website has in the past and may in the future experience slower response times for a variety of reasons, including system failures and an increase in the volume of user traffic on our website. Accordingly, we face risks related to our ability to accommodate our expected customer levels while maintaining superior performance. In addition, slower response time may damage our reputation and result in fewer users at our site or users spending less time at our site. This would decrease the amount of inventory available for sale to advertisers. Accordingly, any failure of our server and networking systems to handle current or higher volumes of traffic at sufficient response times would have a material adverse effect on our business.

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

     o    services for users; and

     o pricing and customer service for electronic commerce sales.

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

Many of our competitors, including other community sites, have announced that they are contemplating developing Internet navigation services and are attempting to become "gateway" or "portal" sites through which users may enter the web. In the event these companies develop successful "portal" sites, we could lose a substantial portion of our user traffic. Furthermore, many non-community sites have been developing community aspects in their sites.

Many of our existing and potential competitors, including companies operating web directories and search engines, and traditional media companies, have the following advantages:

     o    longer operating histories in the Internet market,

     o    greater name recognition;

     o    larger customer bases; and

     o significantly greater financial, technical and marketing resources

In  addition,   providers  of  Internet   tools  and  services,   including
community-type sites, may be acquired by, receive investments from, or enter into other commercial relationships with larger, well-established and well-financed companies, such as Microsoft and America Online. For example, Excite merged with At Home, America Online acquired Netscape and Xoom.com and Snap.com announced a transaction in which NBC would merge some of its online assets with these entities. In addition, there has been other significant consolidation in the industry. This consolidation may continue in the future. We could face increased competition in the future from traditional media companies, including cable, newspaper, magazine, television and radio companies. A number of these large traditional media companies, including Disney, CBS and NBC, have been active in Internet related activities. Those competitors may be able to undertake more extensive marketing campaigns for their brands and services, adopt more aggressive advertising pricing policies and make more attractive offers to potential employees, distribution partners, electronic commerce companies, advertisers, third-party content providers and acquisition targets. Furthermore, our existing and potential competitors may develop sites that are equal or superior in quality to, or that achieve greater market acceptance than, our site. We cannot assure you that advertisers may not perceive our competitors' sites as more desirable than ours.

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

     o    availability of cost-effective, high-speed service; and

     o    bandwidth availability.

If the Internet develops as a commercial medium more slowly than we expect, it will materially adversely affect our business. Additionally, if web usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth or its performance and reliability may decline. Websites have experienced interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays frequently occur in the future, web usage, as well as usage of our website, could grow more slowly or decline. Also, the Internet's commercial viability may be significantly hampered due to:

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

The sale of Internet advertising is subject to intense competition that has resulted in a wide variety of pricing models, rate quotes and advertising services. For example, advertising rates may be based on the number of user requests for additional information made by clicking on the advertisement, known as "click throughs," or on the number of times an advertisement is displayed to a user, known as "impressions." Our contracts with advertisers typically guarantee the advertiser a minimum number of impressions. To the extent that minimum impression levels are not achieved for any reason, including the failure to obtain the expected traffic, our contracts with advertisers may require us to provide additional impressions after the
contract  term,   which  may  adversely  affect  the  availability  of  our
advertising inventory. In addition, certain long-term contracts with advertisers may be canceled if response rates or sales generated from our site are less than advertisers expectations. This could have a material adverse effect on us.

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

WE MAY NEED TO RAISE ADDITIONAL  FUNDS,  INCLUDING  THROUGH THE ISSUANCE OF
DEBT.

We believe that the net proceeds from our secondary offering, together with our current cash and cash equivalents, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for our existing business for the next twelve months. However, we may need to raise additional funds in the future to acquire or operate any additional businesses, products or technologies or joint venture arrangements. We expect that we will continue to experience negative operating cash flow for the foreseeable future as a result of significant spending on advertising and infrastructure. Accordingly, we may need to raise additional funds in a timely manner in order to:

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

Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Furthermore, we cannot assure you that our business activities will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us, including claims related to providing hyperlinks to websites operated by third parties or providing advertising on a keyword basis that links a specific search term entered by a user to the appearance of a particular advertisement. Moreover, from time to time, third parties may assert claims of alleged infringement by us or our members of their intellectual property rights. See note 11 and Item 1 in Part II in this Form 10-Q. Any litigation claims or counterclaims could impair our business because they could:

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

WE MAY FACE INCREASED GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES IN OUR INDUSTRY.

There are an increasing number of federal, state, local and foreign laws and regulations pertaining to the Internet. In addition, a number of federal, state, local and foreign legislative and regulatory proposals are under consideration. Laws or regulations may be adopted with respect to the Internet relating to liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy and quality of products and services. Changes in tax laws relating to electronic commerce could materially effect our business. Moreover, the applicability to the Internet of existing laws governing issues such as intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment and personal privacy is uncertain and developing. Any new legislation or regulation, or the application or interpretation of existing laws or regulations, may decrease the growth in the use of the Internet, may impose additional burdens on electronic commerce or may alter how we do business. This could decrease the demand for our services, increase our cost of doing business, increase the costs of products sold through the Internet or otherwise have a material adverse effect on our business, results of operations and financial condition. In October 1999 the Federal Trade Commission issued a regulation implementing the Children's Online Privacy Protection Act which regulates the collection of data from children by commercial web sites. The regulation establishes requirements for disclosure of a web site's policies concerning the collection, use and disclosure of personal information regarding children and for obtaining parental consent for such activities. The regulation will become effective in April 2000. We will be evaluating how the regulation may effect our operations.

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

Additionally, we offer e-mail service, which a third party provides. The e-mail service may expose us to potential liabilities or claims resulting from unsolicited e-mail, lost or misdirected messages, fraudulent use of e-mail or delays in e-mail service. We also enter into agreements with commerce partners and sponsors under which we are entitled to receive a share of any revenue from the purchase of goods and services through direct links from our site. After the shop.theglobe.com acquisition in February 1999, we also began selling products directly to consumers. Those arrangements may expose us to additional legal risks, regulations by local, state, federal and foreign authorities and potential liabilities to consumers of these products and services, even if we do not ourselves provide these products or services. We cannot assure you that any indemnification that may be provided to us in some of these agreements with these parties will be adequate. Even if these claims do not result in our liability, we could incur significant costs in investigating and defending against these claims. The imposition of potential liability for information carried on or disseminated through our systems could require us to implement measures to reduce our exposure to liability. Those measures may require the expenditure of substantial resources and limit the attractiveness of our services. Additionally, our insurance policies may not cover all potential liabilities to which we are exposed.

WE MAY HAVE TROUBLE EXPANDING INTERNATIONALLY.

A part of our strategy is to expand into foreign markets. In April 1999, we acquired Attitude Network, Ltd., which operates Games Domain and Kids Domain through a wholly-owned U.K. subsidiary. We have not previously operated internationally. Additionally, we are not completely familiar with U.K. law and its ramifications on our business. There can be no assurance that the Internet or our community model will become widely accepted for advertising and electronic commerce in any international markets. To expand overseas we intend to seek to acquire additional websites and enter into relationships with foreign business partners. This strategy contains risks, including:

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

VARIOUS STOCKHOLDERS, INDIVIDUALLY OR IN THE AGGREGATE, MAY CONTROL US.

Michael S. Egan, our Chairman, beneficially owns or controls, directly or indirectly, 9,834,606 shares of our Common Stock which in the aggregate represents approximately 32% of the outstanding shares of our Common Stock. Todd V. Krizelman and Stephen J. Paternot, our Co-Chief Executive Officers and Co-Presidents, together, beneficially own 14% of our Common Stock.

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

THE SALE OF SHARES ELIGIBLE FOR FUTURE SALE IN THE OPEN MARKET COULD DEPRESS OUR STOCK PRICE.

Sales of significant amounts of Common Stock in the public market in the future or the perception that sales will occur could materially and adversely affect the market price of the Common Stock or our future ability to raise capital through an offering of our equity securities. Approximately 8,000,978 shares of Common Stock are held by our "affiliates," within the meaning of the Securities Act of 1933, and are currently eligible for sale in the public market subject to volume limitation. Additionally, approximately 615,830 shares issued in connection with the Azazz acquisition and 1,418,915 shares issued in connection with the Attitude acquisition will become eligible for sale in the public market without restriction in February 2000 and April 2000, respectively.

There are outstanding options to purchase 4,368,911 shares of Common Stock which are eligible for sale in the public market from time to time depending on vesting and the expiration of lock-up agreements. The issuance of these securities are registered under the Securities Act. In addition, there are outstanding warrants to purchase up to 4,011,534 shares of our Common Stock upon exercise. Substantially all of our stockholders holding restricted securities, including shares issuable upon the exercise of warrants to purchase our Common Stock, are entitled to registration rights under various conditions.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Collection Risks. theglobe.com's accounts receivables are subject, in the normal course of business, to collection risks. Although theglobe.com regularly assesses these risks and has policies and business practices to mitigate the adverse effects of collection risks, significant losses may result due to the non-payment of receivables by our advertisers.

Interest Rate Risk. the globe.com's return on its investments in cash and cash equivalents and short-term securities is subject to interest rate risks. theglobe.com regularly assesses these risks and has established policies and business practices to manage the market risk of its short-term securities.

                                  PART II

                             OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 11 - Commitments and Contingencies in Part I, Item 1. Condensed Consolidated Financial Statements.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)  SALES OF UNREGISTERED SECURITIES.

NONE.

(d) USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES. During the period from December 31, 1998 through September 30, 1999, we have used an aggregate of $28.1 million for investments in our website, including enhancements to our server and networking infrastructure and the functionality of our website, and for general corporate purposes including working capital, new office facilities and expansion of our sales and marketing capabilities and brand-name promotions. We have also used a portion of such net proceeds for acquisitions of complementary businesses, services and technology.

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

November 12, 1999