Form 10-K
period 1999-12-31
THEGLOBE COM INC
filed 2000-03-30
CIK 1066684

---------------------------------------------------------------------------

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

               ---------------------------------------------

                                 FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999       COMMISSION FILE NO.: 0-25053

                             THEGLOBE.COM, INC.
           (Exact name of registrant as specified in its charter)

                DELAWARE                               14-1782422
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)              Identification Number)

              120 BROADWAY
           NEW YORK, NEW YORK                             10271
(Address of principal executive offices)               (Zip Code)

                               (212) 894-3600
            (Registrant's telephone number, including area code)

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                  Common Stock, par value $.001 per share

                      Preferred Stock Purchase Rights

               ---------------------------------------------

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

The number of shares outstanding of the Registrant's Common Stock, $.001 par value (the "Common Stock") as of March 20, 2000 was 30,461,575.

Aggregate market value of the voting Common Stock held by non-affiliates of
the   registrant   as  of  the  close  of  business  on  March  20,   2000:
$156,059,000.*

                    DOCUMENTS INCORPORATED BY REFERENCE
                    -----------------------------------

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant's definitive proxy statement relating to the annual meeting of stockholders to be held in 2000, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

     * Includes voting stock held by third parties which may be deemed to be beneficially owned by affiliates, but for which such affiliates have disclaimed beneficial ownership.


---------------------------------------------------------------------------

                             THEGLOBE.COM, INC.

                      1999 ANNUAL REPORT ON FORM 10-K

                             TABLE OF CONTENTS



PART I

Item 1.     Business.........................................................1
Item 2.     Properties......................................................18
Item 3.     Legal Proceedings...............................................18
Item 4.     Submission of Matters to a Vote of Security Holders.............18


PART II

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters.............................................19
Item 6.     Selected Consolidated Financial Data............................21
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................23
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk......46
Item 8.     Consolidated Financial Statements and Supplementary Data........47
Item 9.     Changes in and Disagreements with Accountants and
            Accounting and Financial Disclosure.............................68


PART III

Item 10.    Directors and Executive Officers of the Registrant..............69
Item 11.    Executive Compensation..........................................69
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management......................................................69
Item 13.    Certain Relationships and Related Transactions..................69


PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
            8-K.............................................................70


SIGNATURES..................................................................73

                                   PART I

ITEM 1.   BUSINESS

OVERVIEW

     theglobe.com ("theglobe" or "the Company") is one of the world's leading online properties with over 3.6 million registered members in the United States and abroad. We specialize in delivering "community", which we define as bringing people together around shared topics of interest. We deliver "community" through four different streams: (1) our flagship website, www.theglobe.com, which features the Company's best-of-breed community products-globeClubs and uPublish!, both of which enable users to personalize their online experience by interacting with other users around similar interests; (2) distribution of "customized community solutions" to strategic partners who desire to include community in their Web properties;
(3) the small business sector through providing web hosting services to businesses and professional webmasters; and (4) a world leading games information network. Our games information network includes HappyPuppy, GamesDomain, KidsDomain, ConsoleDomain, Chips & Bits, Inc. and Strategy Plus, Inc. (the "Games Network"). In December 1999, our online properties had 4.7 million unique visitors and a reach of 7.2% of the Internet according to Media Metrix. Since our inception in May 1995, enhancements to our core infrastructure capabilities, products and services, as well as strategic partnerships and acquisitions have enabled us to experience growth in our user base, reach and revenues.

     Our primary revenue source is the sale of advertising, with additional revenues generated through the development and sale of promotional sponsorship placements within our websites, the sale of merchandise through our online store, electronic commerce revenue shares and, to a lesser extent, membership service fees for the sale of enhanced services. Some of our prominent advertisers include America Online, Microsoft, Intel, Coca-Cola, American Express, Disney, AT&T and Hewlett Packard. Additionally, we have created strategic partnerships with Sportsline.com, Inc., AOL-UK, Excite-UK, Time Warner's Road Runner, Alloy.com,
DirectHit.com, Deja.com and OneMain.com to distribute our customized community solutions.

BUSINESS STRATEGY

     Our goal is to be the Internet's leading provider of community solutions. Our business focuses on generating revenue through selling targeted online advertising and promotional sponsorships on our network of online properties, e-commerce and direct marketing efforts.

     We seek to attain our goal through the following key strategies:

     Develop our best-of-breed community solutions and games information content. We create compelling services and games information content by:

     o enabling members and partners to customize their online community experiences through the use of our community solutions;

     o developing loyalty programs to reward members for increased usage and referrals;

     o improving customer support to better service our members and partners;

     o integrating new communication functionality into our uPublish! and globeClubs products;

     o expanding the suite of personal publishing and website building tools;

     o continually monitoring our users' activity and eliciting their feedback to create future enhancements; and

     o developing cutting-edge editorial coverage of computer and video games.

     Distribute our customized community solutions to three types of customers. Aggregating online communities will benefit our customers as follows:

     o our community partners gain an opportunity to host vibrant online communities, which enhance the experience of their users, and promote increased user traffic and loyalty; and

     o our advertising clients and e-commerce customers gain access to large unduplicated, targeted audiences to whom they can sell their products and services.

     We target three basic customer segments for distribution of our customized community solutions and games information content:

     o BUSINESS TO CONSUMER DIRECT. Consumer direct represents our traditional customers to whom we offer community solutions that assist in finding and communicating with people around similar interests on theglobe.com, our flagship website, and throughout our world leading Games Network.

     o BUSINESS TO BUSINESS. Our consumer indirect segment extends our community solutions and Games Network to include the audiences of web properties of our strategic partners. Through these relationships, our partners take advantage of the strength of our community tools to retain users and to promote increased site usage by enabling consumers to find and communicate with people around similar topics of interest. The users from these aggregate communities create critical mass of highly targeted audiences for our partners, end users and advertising customers.

          A significant focus of our company in 2000 will be the distribution of our customized community solutions and Games Network to additional strategic partners. Our service offerings consist of the development, hosting and maintenance of co-branded community solutions for consumer Web properties. We host these community micro-sites on our central operating system, which enables us to aggregate members and community discussions from each of our partners' community sites and makes those discussions available for real-time or delayed interaction on other community networks.

          We offer integrated solutions for clubs, message boards and homepage building. We also provide an array of operating and support services to our partners, including community site hosting and maintenance, direct customer support and end-user support. We have designed our central operating system to be reliable and to handle rapid growth in customer and member activity. Our central technology enables us to rapidly develop a partners' community site in a relatively short period of time. Hosting and maintaining our partners' community sites on our system significantly reduces our partners need to invest in additional hardware and software or devote significant engineering or support resources to develop and maintain their sites.

          These distribution partnerships increase our audience, which, in turn, significantly increases our ability to sell targeted advertising to our clients.

     o BUSINESS TO SMALL BUSINESS. Through our WebJump.com property, we offer small business websites hosting services and the ability to enhance their websites with our leading publishing and communication applications

PRODUCTS AND SERVICES

     globeClubs. globeClubs is a network of web and e-mail based clubs that allows users to interact around very specific topics of interest. globeClubs also lends itself to groups who want to use it as a publishing tool. There are two ways for our users to participate in our e-mail based club service: (1) the user explores a comprehensive list of current clubs (categorized in 13 categories and over 4,000 subcategories) joins an existing group or (2) the user starts a new e-mail club and invites other members to discuss or debate topics that are not currently part of the globeClubs list.

     The following represents a partial list of features included within the globeClubs service:

     o LIVE CHAT HELP DESK. Technical and general support is available seven days a week to answer any question a user may have regarding the globeClubs service;

     o OWNER'S RESOURCE CENTER. We have developed the Leaders Lounge Club, a place where club owners can learn from experienced members on what it takes to make a club successful. In addition, members have access to our community staff, a forum message board and a chat room;

     o CLUB STATISTICS. Each club publishes up-to-date statistics that allow club members to view a comprehensive display of a club's status (including information regarding member totals, the number of messages, frequency of member postings and content popularity);

     o HTML. Club members and owners can put up photos, text and graphics on a club main page;

     o PROMOTION TOOLS. We provide pre-made banners that members can put on their homepages to promote their clubs;

     o ADVANCED SEARCH. Allows members to search for topics, clubs, club owners, discussion language and age groups;

     o PROFILES. Enables users to develop profiles about themselves describing appearances, hobbies, likes and dislikes, photos and links to their favorite websites;

     o PRIVACY. A club can remain hidden from the general public, where only club members will find it; and

     o SUBSCRIPTION SETTINGS. Members can change where they receive messages posted to a club. There are 3 ways to subscribe to a club: Individually (one at a time sent to your email address), by digest (multiple posts collected in one e-mail) or Web only (viewing messages on our website).

     uPublish! uPublish! is a full service website building solution with templates, features and functionality from which to choose. We offer a rich picture gallery (from PictureNow!) and features such as roving chat, audio chat, headlines, audio messages, and globeClubs information, coupled with an intuitive design that caters to both the homepage building veteran and the new user. Users create a wide range of both full sites and individual pages with a superior tool set and 25 megabytes of disk space available. Additionally, detailed help screens are available to users through the entire homepage or website building process. A user may employ uPublish! in two ways: (1) a user may build a homepage or website of his or her own filled with personally chosen content or (2) a user may interact with other users of uPublish! on an existing homepage or website via various audio and text tools.

     The following represents a partial list of features available to homepage and website builders:

     o    TEXT. Type in specific messages within uPublish!;

     o PICTURES: Upload photos or choose from the multitude of photos available in our uPublish! photo gallery;

     o    CLIP ART: A complete gallery of clip art is available;

     o BULLETED LISTS: Create a bulleted list of information to include about a given subject, such as listing statistics, facts, quotes or any other relevant information;

     o ROVING CHAT: Add a feature to their site, enabling people who are simultaneously browsing the site to communicate with one another;

     o CONTACT INFORMATION: Add demographic information about themselves to allow other users to reach them;

     o COUNTER: Add a counter (in analog or digital format) to their site to see how many people have visited;

     o DATES: Add a list of important dates to their site, such as a schedule of games or playoff dates;

     o EMAIL LINK: Set up a link to allow others to send them email, with their email address already embedded inside;

     o GUESTBOOK: This allows visitors to post messages to the owner of a homepage or website via signing a guestbook;

     o    HEADLINES: Add a variety of content feeds to their site;

     o SITE LINKS: Add a section of specific links to their pages including other websites;

     o LIVE VOICE CHAT: Add a live voice chat room to their websites. Visitors can talk to the site builder or to each other via HearMe technology. This function can also be executed as text chat;

     o    MY CLUBS: Add links to the globeClubs to which they belong;

     o POLL: Create their own poll, with up to four possible responses. Statistics are shown to allow users to see vote split in percentages;

     o GIFT REGISTRY INFORMATION: Add information about the gifts they would like to receive, as well as the stores at which they are registered;

     o SEARCH: Add the ability to search their site or other Web properties for additional information;

     o SELL YOUR PERSONAL DIGITAL CONTENT: Sell their own digital content right on their sites, done in partnership with WAVE;

     o    CALENDAR: Add their personal schedule to their sites;

     o PROMOTION: A number of promotional tools can be added to member homepages and websites. These include joining a free ad banner exchange network, submitting pages or sites to major search engines, categorizing one's page or site for promotion within theglobe community and emailing friends and family once a page or site has been created;

     o HTML: If users prefer to write their own HTML, they are provided with an online editor to assist them through the process; and

     o FILES: uPublish! offers homepage and website builders a file manager to manage all files that are created. Files can be viewed on both the directory and subdirectory levels.

BUSINESS TO BUSINESS RELATIONSHIPS

     We have a number of strategic distribution relationships to provide partners with our customized community solutions. These relationships provide us with a cost-effective method of aggregating critical mass in highly targeted audiences without incurring significant marketing or infrastructure costs. Some of our premier partners include, but are not limited to, the following:

     o Sportsline.com, Inc. We develop and operate community services for CBS Sportsline, a leader in global Internet sports media.

     o Time Warner's Road Runner. Road Runner is one of the nation's leading providers of high speed online service. We provide our Games Network and message boards to Road Runner's 650,000 subscribers.

     o Excite UK. GamesDomain, a games publication within the Games Network, provides comprehensive games information content to Excite UK, one of the UK's leading web portals.

     o OneMain.com. OneMain.com, an Internet Service Provider in smaller metropolitan markets and rural communities, offers our co-branded customized community solutions to its approximately 600,000 subscribers.

     o Alloy.com. This website focuses on teen community and commerce and will feature uPublish!, our website and homepage building solution.

     o DirectHit.com. A search technology provider owned by Ask Jeeves, DirectHit.com will offer our globeClubs service through text link to its users.

     o AOL UK. We provide game downloads to AOL UK's approximately 600,000 members.

     o Chaitime.com. Chaitime.com, a South Asian online community, will offer a private label version of uPublish! and globeClubs, as well as our message boards functionality, to its users.

     o Deja.com. Deja.com, a consumer decision-making decision Web property, and we agree to cross distribute and promote one of each others core services, Deja Ratings and globeClubs, respectively.

               In addition to our agreements to distribute our community solutions to strategic partners, we have various strategic relationships with certain entities to provide content on our site. Some of these partners include HotJobs.com, Reuters news service, CBS Marketwatch, Dr. Koop.com, Isyndicate, Mortgage IT and E!Online.

ADVERTISING CUSTOMERS

     We had over 4.7 million unique users and a reach of 7.2% of the Internet according to the December 1999 Media Metrix report. Additionally, we have over 3.6 million registered members in the United States and abroad with an additional 600,000 registered members related to our Webjump property. We have attracted mass market consumer product companies as well as technology-related businesses to advertise on our sites. We believe that our core community and Games Network, as well as our numerous distribution partners, make us well positioned to capture a portion of the growing number of consumer product and service companies advertising online.

     In 1999, no single advertiser accounted for more than 10% of total revenues and approximately 70% of our advertisers were repeat customers. For the twelve months ended December 31, 1999, approximately 470 clients advertised on our sites running over 700 individual advertising campaigns. Some of our advertising clients include:

     Ameritrade         CNET             Intel              Pepsi
     American Express   Dell Computers   Kellogg's Brands   Sprint
     AOL                Disney           Kodak              Sony
     AT&T               Dunkin' Donuts   Lee Jeans          3Com
     BellSouth          EA Sports        Levi's             US West
     Coca Cola          Hewlett Packard  Microsoft          Warner Brother's
     CNBC               Hilton           Office Depot       Visa

ADVERTISING SALES AND DESIGN

     We distinguish ourselves from our competition by creating unique advertising and sponsorship opportunities designed to build brand loyalty for our corporate sponsors by seamlessly integrating their advertising messages into our different sites' content, as well as delivering targeted messages to our users' desktop. By aggregating users around common interests, we increase the ability to target these groups of users through traditional web based advertising opportunities as well as direct marketing initiatives that target the user off the web using their e-mail client.

     We can deliver targeted advertising within different vertical areas of our sites, allowing advertisers to single out and effectively deliver their messages to their targeted audiences. We have the ability to target specific demographic data, which include, but are not limited to, age, gender, product, sub-vertical categorization and country. We believe that sophisticated targeting is a critical element for capturing worldwide advertising budgets for the Internet. Additionally, we have been expanding the amount and type of demographic data we collect (all voluntarily provided by our users), which allows us to offer more specific data to our advertising clients for promotion of their products both online and offline.

     While our competition generally provides banner advertising as its primary advertising option, we believe that our competitive advantage to garnering significant advertising revenue lies in the flexibility of our advertising options. We offer an assortment of advertising units and advertising programs to ensure that our customers meet their needs. We offer clients the following forms of advertising, which can be purchased individually, in assorted combinations or in pre-defined packages:

     o    Banner advertising            o     Sweepstakes
     o    Five sizes of button          o     Affinity packages for
           advertising                         advertising partners
     o    Text links                    o     Direct marketing and lead
     o    Three sizes of pop-up                generation, if users have
           advertisements                      opted in to these programs
     o    Full page advertisements      o     List  services  for  third
     o    Various sponsorship programs         party direct marketing
                                        o     Market  research for
                                               advertising campaigns

     We have an internal advertising sales staff of approximately 32 professionals. These professionals focus on selling advertisements on our websites and developing long-term strategic relationships with clients. A significant portion of our sales personnel's compensation is commission based. We have sales offices in New York City, Chicago, San Francisco and London and intend to open additional sales offices in selected markets around the world.

MARKETING AND PROMOTIONS

     In 1999, we committed approximately $8.7 million to offline and online media advertising. In November 1999, we launched an extensive television advertising campaign to promote two new core products: uPublish!, our state of the art personal publishing tool and globeClubs, a network of web and e-mail based clubs that allows users to interact around very specific topics of interest. During 1999, we used online and offline media to generate brand awareness and registrations for our service. For the year ended December 1999, we generated approximately 1.2 million new registrations for our properties. Additionally, we increased our membership base by over 600,000 members from our acquisition of WebJump.com in November 1999. Our online marketing efforts were focused on:

     o    generating additional traffic to our sites,

     o building and defining a desirable online destination in the minds of present and potential online consumers, and

     o creating a strong and viable brand within the Internet and advertising industries.

In 2000, we intend to continue our marketing efforts. The dollars allocated to marketing will primarily be used to secure distribution partnerships as well as to continue to build traffic and our individual website brands.

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

     In addition to being scalable, our system has many redundancies, which benefits us if our systems experience operating difficulties. Our servers are connected to the Internet through a combination of links provided through three separate carriers: AppliedTheory, UUNET and AT&T. This approach to connectivity allows us to continue operations in the event of a failure in any carrier. We plan to continue to upgrade our systems as necessary to conform to our business plan. Our system allows us to roll out upgrades incrementally on an as-needed basis.

     To efficiently manage our systems, we have developed highly automated methods of monitoring the performance of each system component. If any subsystem fails, the failed subsystem is taken out of service and requests are distributed among the remaining operational systems. We have also developed tools to perform routine management tasks such as log processing and content updates in an automated, remote-controlled fashion. We believe that our investment in automation lessens the need for the additional personnel that would otherwise be required to support the system as it grows.

     Our data processing systems and servers are hosted at the New York Teleport in Staten Island, New York under a three year lease with Telehouse International Corporation. The New York Teleport facility provides security, electricity and premises for our systems. The facility has four independent diesel generators designed to provide power to these systems within seconds of a power surge. If required, the diesel generators can supply the data center's power for several days. Telehouse International Corporation does not guarantee that our Internet access will be uninterrupted, error-free or secure.

     We maintain additional server equipment at Exodus Communications, Inc.'s facility in Seattle, Washington. Exodus provides and manages power, environmentals and connectivity to the Internet through multiple links on a 24 hour-a-day, seven days per week basis. Exodus does not guarantee that our Internet access will be uninterrupted, error-free or secure.

COMPETITION

     Competition among community-focused sites is growing rapidly, as new companies continue to enter the market and existing companies continue to layer community applications onto their sites. We expect that the market will continue to evolve rapidly, and the rate of product innovations and new product introductions will remain high.

     Barriers to entry are relatively insubstantial and we face competitive pressures from many companies, both in the United States and abroad. With the abundance of companies operating in this market, consumers and advertisers have a wide selection of community services to choose from. In order to remain competitive for consumers and the advertising and e-commerce revenue each user represents, we must maintain a concerted effort to continually develop new offerings, refine our core products and enter into successful distribution agreements.

     We believe that in order to attract new users and retain existing ones, we need to:

     o Educate users and other Web properties on the benefits of community, specifically theglobe.com community;

     o    Maintain functional, intuitively-designed websites;

     o    Foster our brand image in the marketplace;

     o Offer our users best-of-breed services both developed in-house and via third-party relationships;

     o Maintain a broad demographic focus, with a wide content and service appeal to the largest possible audience; and

     o Maintain a sizable, vibrant audience, enabling users to find other users with similar interests (thereby increasing each user's likelihood to participate in theglobe.com community.)

     As an outsourced community solutions provider, we compete for business relationships with software and service firms such as PeopleLink, Urbanite, Homepage.com and TalkCity.

     As a leading community destination site, we compete for users and advertisers with:

     o Stand-alone online discussion services and web-based clubs such as Egroups, Ecircles, Deja.com and TalkCity;

     o Stand-alone online publishing and homepage hosting sites such as Homestead, FortuneCity and NetTaxi; and

     o Multi-focused media sites offering either one or both of the above services, such as Yahoo!, Lycos, NBCi, Microsoft's MSN, America Online and Disney's Go Network.

     As one of the largest games information properties on the Web, our Games Network competes for users and advertisers with:

     o Games information sites and communities such as Snowball's IGN, ZDnet's Gamespot, and CNET's GameCenter; and

     o Online games centers, where users can play games such as Uproar, Pogo and Lycos' Gamesville.

     As a leading community for children, our KidsDomain site competes for users and advertisers with children-focused communities and sites such as Nick.com and Children's Television Workshop.

     As a business-to-business web hosting service, our Webjump property competes with:

     o Other free business hosting services such as Go2Net's Hypermart and FreeYellow; and

     o Fee-based business hosting services such as AT&T Small Business Hosting and Yahoo's SimpleNet.

     Many of our existing competitors, as well as a number of potential competitors, may have the following advantages:

     o    Longer operating histories in the Internet market;

     o    Larger market presence;

     o    Larger customer bases; and

     o    Greater financial, technical, and marketing resources.

     In addition, many companies involved in the community services market may be acquired by, receive investments from, or enter into commercial relationships with larger, well-established and well-financed companies. In the past year, Xoom.com entered into a strategic relationship with NBC, Yahoo! completed its acquisition of Geocities, and Egroups merged with ONEList. These acquisitions and alliances may pose competitive advantages for our competitors through combined marketing efforts, increased capital and combined user bases. As a result of this highly competitive market, these consolidations and strategic ventures may continue in the future.

     We believe that the number of Internet businesses relying on advertising revenue will continue to grow, as will the total amount of advertising conducted on the Web. We believe that in order to garner the greatest share of advertising expenditures, we must continue to:

     o    Maintain brand visibility in the advertisement buying community;

     o    Attract a high volume of traffic to our sites;

     o Cover a broad range of topics with our sites' information content;

     o    Appeal to a wide-ranging demographic;

     o Offer advertisers the ability to precisely target our highly segmental audience;

     o Accurately determine the most profitable and competitive price points for our various advertising packages; and

     o Prove to advertisers the efficacy of advertising to our targeted audience.

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

     We pursue the registration of our trademarks in the United States and internationally. Our efforts include:

     o The registration of a United States trademark for THEGLOBE.COM and THEGLOBE (logo);

     o The filing of United States trademark applications for BUILD A WORLD AROUND YOU, GLOBECLUBS, SHOP.THEGLOBE.COM and TGLO;

     o The registration of THEGLOBE (logo) in the European Union, Israel, New Zealand and Norway; and

     o The filing of trademark applications for THEGLOBE (logo) in Australia, Brazil, Canada, China, Hong Kong, Japan, Russian Federation, Singapore, South Africa, Switzerland and Taiwan.

     Additionally, Attitude Network has filed applications to register HAPPY PUPPY (logo) and KIDS DOMAIN (logo) in the United States, Canada, and the European Union. Attitude Network has registered GD GAMES DOMAIN (logo) in the United Kingdom and has applied to register GAMES DOMAIN (logo) in Canada, China and the European Union.

     theglobe.com is implementing a patent strategy designed to create barriers to entry to potential competitors. We have filed a number of patent applications with the United States Patent & Trademark Office covering various aspects of the business and are working with our patent counsel on additional patents for inclusion in our patent portfolio. While our strategy is meant to create effective barriers to entry for others into our markets, the scope of our patents will not be determined until final action is taken by the United States Patent & Trademark Office.

     Effective trademark, service mark, copyright, patent and trade secret protection may not be available in every country in which our services are distributed or made available through the Internet. Policing unauthorized use of our proprietary information is difficult. Existing or future trademarks or service marks applied for or registered by other parties and which are similar to ours may prevent us from expanding the use of our trademarks and service marks into other areas. See "Risk Factors--We rely on intellectual property and proprietary rights."

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

     We are subject to laws and regulations that are applicable to various Internet activities. There are many legislative and regulatory proposals under consideration by federal, state, local and foreign governments and agencies, including matters relating to:

     o    online content;

     o    online gambling;

     o    Internet privacy;

     o    Internet taxation;

     o    access charges;

     o liability for information retrieved from or transmitted over the Internet;

     o    unsolicited commercial email messages;

     o    domain names; and

     o    jurisdiction.

     New laws and regulations may increase our costs of compliance and doing business, decrease the growth in Internet use, decrease the demand for our services or otherwise have a material adverse effect on our business.

     ONLINE CONTENT

     General Restrictions on Transmitting Indecent and Obscene Content. Several federal and state statutes generally prohibit the transmission of indecent or obscene information and content, including sexually explicit information and content. The constitutionality of some of these statutes is unclear at this time. For example, on the one hand in 1997 the Supreme Court of the United States held that selected parts of the Federal Communications Decency Act of 1996 imposing criminal penalties for transmitting indecent and patently offensive content were unconstitutional. On the other hand, many other provisions of the Communications Decency Act, including those relating to obscenity, remain in effect. For example, on April 19, 1999, the Supreme Court summarily affirmed a lower court decision holding that selected parts of the Communications Decency Act imposing criminal penalties for transmitting indecent comments or images with an intent to annoy was constitutional, as long as those comments or images were also obscene.

     Restrictions on Transmitting Indecent and Obscene Content to Minors. Other federal and state statutes specifically prohibit transmission of certain content to minors. The Child Online Protection Act, which became effective in November, 1998, requires websites engaged in the business of the commercial distribution of material that is deemed to be obscene or harmful to minors to restrict minors' access to this material. However, the Child Online Protection Act exempts from liability telecommunications carriers, Internet service providers and companies involved in the transmission, storage, retrieval, hosting, formatting or translation of third-party communications where these companies do not select or alter the third-party material. On February 1, 1999, a federal district court in Pennsylvania entered a preliminary injunction preventing enforcement of the harmful-to-minors portion of the act. The provisions of the act relating to obscenity, however, remain in effect. On April 2, 1999, the Justice
Department appealed the federal district court's decision to the Third Circuit Court of Appeals. The Third Circuit has not yet handed down its decision in this case. A similar state statute in New Mexico has been found unconstitutional by the Tenth Circuit of Appeals.

     Content Filters. Congress, selected states, and some municipalities have proposed, or are currently considering, mandating the use of content filters in public libraries and schools to restrict access to certain materials available through the Internet. In Loudoun County, Virginia, a content filter policy was adopted by the county library board in 1997 and was later found to be unconstitutional by a federal district court. The adoption of content filters in public libraries and schools may render certain parts of our websites inaccessible to end users, affecting our advertising revenues.

     Consumer Fraud and Advertising. Some states, including New York and California, have enacted laws or adopted regulations that expressly or as a matter of judicial interpretation apply various consumer fraud and false advertising requirements to parties who conduct business over the Internet. The constitutionality and the enforceability of some of these statutes is unclear at this time.

     GAMBLING

     The U.S. Department of Justice and some state Attorneys General have intensified their efforts in taking action against businesses that operate Internet gambling activities. In the current Congress, a bill is pending that, if enacted, would prohibit placing or receiving a bet via the Internet in any state. Even in the absence of new legislation directed specifically at Internet-based gambling, existing federal and state statutes criminalize some gambling activities. In June 1999, a federal commission ordered to study the economic and social effects of gambling issued a report recommending a broad ban on Internet gambling. In July 1999, a New York Supreme Court held that state gambling laws applied to an offshore Internet casino whose computer servers were located and licensed in Antigua. Online gambling advertisers accounted for under ten percent of our advertising revenues in 1999.

     PRIVACY

     Several privacy laws and regulations have been adopted relating to the collection, use, and disclosure of personally identifiable information. Any additional legislation or regulations relating to consumer privacy or the application or interpretation of existing laws and regulations could affect the way in which we are allowed to conduct our business, especially those aspects that contemplate the collection or use of our members' personal information.

     Children's Online Privacy Protection Act. In October 1998, the Children's Online Privacy Protection Act was signed into law. The law directs the Federal Trade Commission to develop regulations governing the collection of data from children by commercial website operators. On October 20, 1999, the FTC issued its final regulations. The regulations apply to commercial websites directed to, or that knowingly collect information from, children under 13. The rule becomes effective April 21, 2000.

     Under the rule, these websites, with certain exceptions, would have to obtain parental consent before collecting, using, or disclosing personal information from children. This consent, with certain exceptions, would have to be verifiable. Verifiable consent means any reasonable effort, taking into consideration available technology, to ensure that parents of children from whom information is sought receive notice of the website operator's personal information collection, use, and disclosure practices and that authorizes the collection, use, and disclosure of the information. Certain less secure methods of obtaining consent such as e-mail will be permissible for two years and only for internal uses. Information collected for disclosure to third parties will require more secure methods such as use of a credit card, toll-free number, digital signature, or e-mail that is sent along with a password or a personal identification number. Websites must also give parents a choice as to whether their child's information can be disclosed to third parties, and give parents a chance to prevent further use or future collection of personal information from their child. Parents must also, upon request, be given a means of reviewing the personal information collected from their child.

     The statute includes a "safe harbor" program for industry groups or others who wish to create self-regulatory programs to govern participants' compliance. The rule outlines the process by which industry groups and others may obtain certification of their guidelines. One safe harbor application is currently pending before the FTC.

     We currently  require  parental  consent  before  allowing  people who identify themselves as being 12 or younger to become members of theglobe.com website and to post any data in our chat rooms, forums, and similar discussion groups. We are reviewing our current parental consent practices and expect to have a verifiable consent mechanism in place by the effective date of the rule.

     Gramm-Leach-Bliley Act. In November 1999, the Gramm-Leach-Bliley Act ("GLBA") was signed into law. The GLBA contains certain privacy provisions which require, among other things that, entities that qualify as financial institutions under the act (which potentially may cover entities engaged in a wide range of businesses) to provide individuals with a notice of their privacy policies before entering into a customer relationship and to prohibit the transfer of certain information regarding individuals who obtain a financial service from such an entity to an unaffiliated third party, subject to certain exceptions, unless the individual has been given the opportunity to opt out of such sharing of their information. The FTC, along with other federal agencies, has proposed rules to implement the GLBA privacy provisions. The FTC proposed rule has requested comment on the types of entities that may be deemed to be financial institutions. The proposed rules are expected to become effective in November 2000. We will be monitoring this rule making process to determine what impact, if any, it may have on our business.

     Other Federal Privacy Bills. Several other privacy bills have been introduced in the current Congress. We cannot predict the exact form of any legislation that the Congress might enact. Accordingly, we cannot assure you that our current practices will comply with any legislative scheme that Congress ultimately adopts or that we will not have to make significant changes to comply with such laws.

     FTC Reports. In June 1998, the FTC released a report analyzing the effectiveness of self- regulation as a means of protecting consumer privacy on the Internet. The report concluded that industry self-regulation had not been adequate. The report listed four core information practices that the FTC believes must be part of any privacy protection effort: notice, choice, access and security. In July 1999, the FTC issued a second report in which it concluded that legislation to address online privacy was not appropriate at that time.

     FTC Enforcement Activity. The Federal Trade Commission Act prohibits unfair and deceptive practices in and affecting commerce. The FTC Act authorizes the FTC to seek injunctive and other relief for violations of the FTC Act, and provides a basis for government enforcement of fair information practices. For instance, failure to comply with a stated privacy policy may constitute a deceptive practice in some circumstances and the FTC would have authority to pursue the remedies available under the Act for any violations. Furthermore, in some circumstances, the FTC may assert that information practices may be inherently deceptive or unfair, regardless of whether the entity has publicly adopted any privacy policies.

     The FTC has begun investigations into the privacy practices of companies that collect information on the Internet. For example, on February 12, 1999, the FTC made final a consent order with one of our competitors in connection with that competitor's online collection of personally identifiable data and its subsequent use of that data.

Similarly, on August 12, 1999, the FTC entered into a final consent order with the operator of a website directed to children and teens that focuses on issues relating to money and investing. The FTC alleged that the site falsely represented that personal information collected from children in a survey would be maintained anonymously, and that the participant would be sent an e-mail newsletter as well as prizes. The FTC's action was predicated on its allegation that the personal information about the child and family finances were in fact maintained in an identifiable manner. The order prohibits such alleged misrepresentations in the future and requires the operator to post a privacy notice on its sites directed toward children and obtain verifiable parental consent before collecting personally identifiable information from children.

     DoubleClick, Inc. has disclosed that the FTC is investigating its advertisement and data collection practices. In 1999, DoubleClick purchased Abacus Direct Corp., an owner of a database containing consumers' offline catalogue purchasing behavior. Shortly thereafter, DoubleClick announced its intention to link the personal identities of consumers in the Abacus database to the other information and anonymous data it collects about Internet users in the ordinary course of its business. This announcement was opposed by a number of privacy groups, including the Electronic Privacy Information Center, who petitioned the FTC to begin an investigation. Although DoubleClick has announced that it would refrain from linking the personal identities with the other information and anonymous data until the government and industry can agree on a set of privacy standards, the investigations are ongoing.

     The attorneys general of New York and Michigan have also announced that they are investigating DoubleClick. The attorney general of Michigan has sent a notice of intended action to DoubleClick. That notice of intended action is a formal warning that sometimes precedes the filing of a formal lawsuit.

     We are continuing to review our privacy practices in light of FTC enforcement activity. We cannot assure you that the FTC's activities in this area will not adversely affect our ability to collect demographic and personal information from members, which could have an adverse effect on our ability to attract advertisers. This could have a material adverse effect on us.

     Voluntary Self-Regulation. Some industry groups and other organizations have proposed, or are in the process of proposing, various voluntary standards regarding the treatment of data collected over the Internet. In order to improve user and member confidence in our site, we revised theglobe.com website user agreement and privacy policy and became a licensee of the TRUSTe Privacy Program. As a TRUSTe licensee, we have agreed to adhere to certain established privacy principles for theglobe.com website as well as to comply with TRUSTe's oversight and consumer resolution process. theglobe.com website privacy policy now sets forth what personal information is being collected, how it will be used, with whom it will be shared, who is gathering the information, what options the user has, what security procedures are in place to prevent misuse or loss, and how users can correct information to control its dissemination. We may choose to join other organizations that require us to comply with other privacy principles. We may incur expenses in obtaining the endorsement of these organizations or in altering our current policies to comply with these privacy principles. We cannot assure you that the adoption of voluntary standards will preclude any legislative or administrative body from taking governmental action regarding Internet privacy.

     European Union Privacy Directive. At the international level, the European Union adopted a directive that requires EU member countries to impose restrictions on the collection and use of personal data, effective October 25, 1998. Among other provisions, the directive generally requires member countries to prevent the transfer of personally-identifiable data to countries that do not offer equivalent privacy protections. At present, the EU has indicated that the United States does not provide protections equivalent to that of the directive. The directive could, among other things, affect United States companies that collect information over the Internet from individuals in EU member countries, and may impose restrictions that are more stringent than current Internet privacy standards in the United States. In response to the directive, on November 4, 1998, the U.S. Department of Commerce published for comment a set of safe harbor principles regarding privacy protection for personally identifiable data. These principles were revised on April 19, 1999. The Commerce Department proposed that organizations that come within the safe harbor would be presumed to maintain an adequate level of privacy protection and could continue to receive personal data transfers from EU member countries. The draft safe harbor provides for:

     o notice regarding the organization's intended use of personal data;

     o the opportunity for an individual to choose how the organization or a third party will use personal information;

     o    requirements  regarding  the security  and  integrity of personal
          data  and  access  by  an  individual  to  data   regarding  that
          individual; and

     o mechanisms for ensuring an organization's compliance with the privacy principles.

     The Commerce Department and the EU are engaged in ongoing discussions about the application of the directive to United States companies. On March 14, 2000, the Commerce Department and the EU jointly announced that an arrangement had been reached. The EU Parliament and the EU member states must approve the arrangement before it can be implemented. The Commerce Department has urged these entities to approve the arrangement prior to the June 2000 U.S.-EU Summit. We own some websites operated in the U.K. that collect personally identifiable data. We are continuing to review our privacy policies and practices in light of the directive and the proposed safe harbor. We cannot assure you that the U.S. and EU's activities in this area will not adversely affect our ability to collect demographic and personal information from members, which could have an adverse affect on our ability to attract advertisers. This could have a material adverse effect on us.

     INTERNET TAXATION

     United States. Governments at the federal, state and local level, and some foreign governments, have made a number of proposals that would impose additional taxes on the sale of goods and services and various other
Internet activities. In 1998, the federal Internet Tax Freedom Act was signed into law, placing a three-year moratorium on state and local taxes on Internet access and on multiple or discriminatory taxes on electronic commerce. However, this moratorium exempts existing state or local laws. The statute also created a commission, known as the Advisory Commission on Electronic Commerce to study several Internet taxation issues. The Advisory Commission must submit its findings to Congress no later than April 21, 2000. In addition, bills have been introduced in the Senate and the House proposing that the three-year moratorium be made permanent. We cannot assure you that future laws imposing taxes or other impositions on Internet commerce would not substantially impair the growth of Internet commerce and as a result materially adversely affect our business.

     World Trade Organization. The Clinton Administration has stated that the United States will advocate in the World Trade Organization and other appropriate international organizations that the Internet be declared a tariff-free environment whenever it is used to deliver products and services. In addition, the Clinton Administration has stated that the government should impose no new taxes on Internet commerce, but rather that taxation should be consistent with established principles of international taxation, should avoid inconsistent national tax jurisdictions and double taxation and should be simple to administer and easy to understand. On November 11, 1999, Congress passed a concurrent resolution urging the U.S. to seek a global consensus supporting a moratorium on tariffs and on special, multiple and discriminatory taxation of e-commerce. We cannot assure you that foreign countries will not seek to tax Internet transactions or will show similar support of such a moratorium.

     ACCESS CHARGES

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

     In February 1999, the FCC adopted an order concerning payment by incumbent local exchange carriers of reciprocal compensation for dial-up calls to Internet service providers that obtain their local telephone service from competitive local exchange carriers. The FCC found that Internet traffic is largely interstate, and therefore subject to the FCC's jurisdiction, because end user calls to Internet service providers do not terminate at the Internet service providers' servers, but continue to Internet locations that often are outside the state or country in which the call originates. Although the FCC stated that the order does not require Internet service providers to pay access charges for calls placed through their services, the order does provide further support for a possible, ultimate finding that access charges must be paid for at least some categories of Internet services, such as Internet-based voice telephony.

     If the FCC were to withdraw the exemption or take other action responding to telecommunications carrier concerns, the costs of communicating through the Internet could increase substantially, potentially slowing the growth in Internet use. This could decrease demand for our services or increase our cost of doing business.

     LIABILITY  FOR  INFORMATION  RETRIEVED  FROM OR  TRANSMITTED  OVER THE
INTERNET

     Liability issues relating to information retrieved or transmitted over the Internet include claims for copyright or trademark infringement, defamation, unsolicited electronic mail, negligence, or other claims based on the nature and content of these materials.

     Copyright. In October 1998, the Digital Millennium Copyright Act, whose Title II contains the Internet Copyright Infringement Liability Clarification Act, was signed into law. This statute provides that, under some circumstances, a service provider would not be liable for any monetary relief, and would be subject to limited injunctive relief, for claims of infringement, based on copyright materials transmitted by users over its digital communications network or stored on its systems or under the control of or connected to its systems. This statute also provides that, under some circumstances, a service provider would not be liable for any claim if the service provider acted in good faith to remove access to the infringing material. With respect to infringement caused by storing material on a system or network, in order to benefit from the protections of the act, a service provider must appoint a designated agent to receive notifications of claimed infringement and must provide information about that agent to the U.S. Copyright Office and to the public in a publicly accessible place on the service. We have appointed a designated agent to receive notifications of claimed infringement on theglobe.com website, have provided that information to the Copyright Office, and made it available to the public on the site.

     Defamation. The Communications Decency Act of 1996 provides that no provider or user of an interactive computer service shall be treated as the publisher or speaker of any information provided by another information content provider.

     Revenue Sharing. We sell products directly to consumers and we also enter into agreements with commerce and service partners and sponsors under which we are entitled to receive a share of the revenue from the purchase of goods and services through direct links from our site. These arrangements may expose us to additional legal risks, including potential liabilities to consumers by virtue of our involvement in providing access to these products or services, even if we do not ourselves provide these products or services. Some of our agreements with these parties provide that these parties will indemnify us against liabilities. However, we cannot assure you that this indemnification will be enforceable or adequate. Although we carry general liability insurance, our insurance may not cover all potential claims or liabilities to which we are exposed. Any imposition of liability that is not covered by insurance could have a material adverse effect on our business.

     Materials may be downloaded and publicly distributed over the Internet by the Internet services operated or facilitated by us. Future legislation or regulations or court decisions may hold us liable for listings and other content accessible through our website, for content and materials posted by members on their respective personal web pages, for hyperlinks from or to the personal web pages of members, for content and materials transmitted by members in e-mail clubs, or through content and materials posted in our chat rooms or bulletin boards. Liability might arise from claims alleging that, by directly or indirectly providing hyperlinks to websites operated by third parties or by providing hosting services for members' sites, we are liable for copyright or trademark infringement or other wrongful actions by these third parties. If any material on our website contains informational errors, someone might sue us for losses incurred in reliance on the erroneous information. We attempt to reduce our exposure to potential liability through, among other things, provisions in member agreements, user policies, insurance and disclaimers. however, the enforceability and effectiveness of these measures are uncertain. Future legislation or regulation in the area of liability for information received from or transmitted over the Internet could decrease the growth of Internet use. These factors could decrease the demand for our services. We may also incur significant costs in investigating and defending against these claims.

     UNSOLICITED COMMERCIAL ELECTRONIC MAIL

     Some states have adopted laws that address unsolicited commercial e-mail or "spamming." The federal government and other states, including New York, are considering, or have considered, similar legislation.

     California has adopted a law permitting electronic mail service providers to sue parties who initiate unsolicited commercial messages in violation of its e-mail policy, if the initiator has notice of that policy. California also requires unsolicited e- mail advertisements to include opt-out instructions with a toll-free telephone number or a valid return address in the e-mail and requires senders of unsolicited e-mail advertisements to honor opt-out requests. California also imposes criminal penalties on parties who knowingly use Internet domain name of another party to send one or more messages where such messages damage or cause damage to a computer, computer system, or computer network. Similarly, under Virginia law, it is a crime to send unsolicited bulk e-mail containing false message headers or to sell software designed to do so, and civil penalties can be imposed for injuries caused by unsolicited bulk e-mail. Under Washington law, recipients of unsolicited commercial e-mail containing false headers and misleading subject lines can bring lawsuits seeking damages of up to $500.00.

     A third party provides our e-mail service. Potential liability for information disseminated through our systems could lead us to implement measures to reduce our exposure to liability. This could require the expenditure of substantial resources and limit the attractiveness of our services. We attempt to reduce our exposure to potential liability through, among other things, provisions in member agreements, user policies and disclaimers. However, the enforceability and effectiveness of these measures are uncertain.

     DOMAIN NAMES

     Domain names have been the subject of significant trademark litigation in the United States. The current system for registering, allocating and managing domain names has been the subject of litigation and is currently subject to regulatory reform.

     We have registered several domain names, including "theglobe.com," "shop.theglobe.com," "tglo.com," "happypuppy.com," "realmx.com," "kidsdomain.com" "gamesdomain.com," "webjump.com," and "cdmag.com." We cannot assure you that third parties will not bring claims for infringement against us for the use of these names. Moreover, because domain names derive value from the individual's ability to remember the names, we cannot assure you that our domain names will not lose their value if, for example, users begin to rely on mechanisms other than domain names to access online resources. We cannot assure you that our domain names will not lose their value, or that we will not have to obtain entirely new domain names in addition to or in place of our current domain names.

     JURISDICTION

     Due to the global reach of the Internet it is possible that the governments of other states and foreign countries might attempt to regulate Internet activity and our transmissions. Our facilities are located primarily in New York, California, and Washington. Additionally, we own websites, which are based in the United Kingdom and are subject to some regulation under U.K. law. Consequently, foreign countries may take action against us for violations of their laws. We cannot assure you that violations of these laws will not be alleged or charged by state or foreign governments and that these laws will not be modified, or new laws enacted, in the future. Any actions of this type could have a material adverse effect on our business.

     OTHER

     America Online has disclosed that the Department of Labor is investigating the applicability of the Fair Labor Standards Act to its Community Leader program. AOL's Community Leaders perform tasks such as answering questions from subscribers, supervising chat rooms and enforcing community rules. AOL has stated that it believes its Community Leader program reflects industry practices, that its Community Leaders are volunteers, not employees, and that its actions comply with law. AOL has also stated that it is cooperating with the DOL, but is unable to predict the outcome of the DOL's investigation. AOL has also disclosed that former volunteers have brought a class-action suit against AOL alleging violations of the FLSA and comparable state statutes. We have also implemented a community leader program. We believe that the AOL program differs from our program in several significant respects. However, we cannot predict the outcome of this investigation or lawsuit, or their effect on our business.

     EMPLOYEES

     As of December 31, 1999, we had approximately 220 full-time employees, including approximately 35 employees related to our shop.theglobe.com operations and 40 employees related to our operations of our Games Network. The 145 employees related to the operations of theglobe.com consisted of 46 employees in sales and marketing, 47 employees in product development, 14 employees in technology and 38 employees in finance and administration. Our future success depends, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel. Competition for these persons is intense. From time to time, we also employ independent contractors to support our research and development, marketing, sales and support and administrative organizations. Our employees are not represented by any collective bargaining unit and we have never experienced a work stoppage. We believe that our relations with our employees are good.

ITEM 2.   PROPERTIES

     Our headquarters are located in an approximately 47,000 square foot facility located in New York City, under a lease which expires in January 2014. We maintain a sales office in an approximately 4,000 square foot facility in San Francisco, California, under a lease that expires in June 2004. We also maintain approximately 14,100 square feet of office space in Seattle, Washington in connection with our e-commerce operations that expires in December 2000. In connection with our operation of a portion of our Games Network, we maintain 2,465 square feet of office space in Birmingham, England, under a lease that expires in October 2007. Our principal web server equipment and operations are maintained by our personnel at the New York Teleport facility in Staten Island, New York. We rent approximately 2,800 square feet of space under a Data Center Space Lease that expires in August 2001. Additional web server equipment relating to our electronic commerce business is located with and maintained by Exodus Communications, Inc. in Seattle, Washington. We believe that its current facilities are adequate to maintain its current operations.

ITEM 3.   LEGAL PROCEEDINGS

     On July 1, 1999, the Company filed a complaint in Supreme Court of the State of New York, County of New York. The lawsuit alleges that Stockplayer.com, Inc. breached advertising service agreements with the Company by failing to pay for advertising services performed by the Company. On August 13, 1999, Stockplayer.com, Inc. filed its answer denying that it breached these advertising services agreements. The answer also alleges that the Company breached alleged express and implied warranties in connection with certain information provided by the Company to Stockplayer.com. Stockplayer.com alleges that it has been damaged in an amount not less than $5,000,000. Based on our analysis, the Company believes that these allegations are without merit and plans to vigorously defend these allegations. The Company believes that it is unlikely that this claim will have a material adverse effect on the Company's consolidated financial condition or results of operations.

     From time to time the Company has been named in other claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to our stockholders' for a vote during the three months ended December 31, 1999.

                                  PART II

ITEM 5.   MARKET FOR  REGISTRANT'S  COMMON  EQUITY AND  RELATED
          STOCKHOLDER MATTERS

MARKET INFORMATION

     Our Common Stock has traded on the NASDAQ National Market under the Symbol "TGLO" since its initial public offering on November 13, 1998. Prior to that date, there was no public market for our Common Stock. The following table sets forth the range of high and low closing sales prices of our Common Stock for the periods indicated as reported by the NASDAQ stock market:

          Fiscal Quarter Ended                        High     Low
          --------------------                       ------   ------
          December 31, 1999......................... $16.38   $ 8.38
          September 30, 1999........................ $19.31   $10.25
          June 30, 1999............................. $39.47   $12.75
          March 31, 1999............................ $33.53   $15.75

          December 31, 1998 (commencing November
          13, 1998)....................... ......... $31.75   $13.72

     The market price of our Common Stock is highly volatile and fluctuates in response to a wide variety of factors. See "Risk Factors--Our stock price is volatile."

HOLDERS OF COMMON STOCK

     We had approximately 353 holders of record of Common Stock as of March 16, 2000. This does not reflect persons or entities who hold Common Stock in nominee or "street" name through various brokerage firms.

DIVIDENDS

     We have not paid any cash dividends on our Common Stock since our inception. We expect to reinvest any future earnings in the Company to finance growth, and therefore do not intend to pay dividends in the foreseeable future. Our board of directors will determine if we pay any future dividends.

USE OF PROCEEDS

     On November 13, 1998, we completed our initial public offering of approximately 7.0 million shares of Common Stock at a price of $4.50 per share (File No. 333-59751). We received net proceeds of $27.3 million, net of $2.0 million in underwriting discounts and $2.0 million in offering costs. On May 19, 1999, we completed our secondary public offering of 3.5 million shares of Common Stock at a price of $20.00 per share (File No. 333-76153). We received net proceeds of $65.0 million, net of $3.5 million in underwriting discounts and $1.5 million in offering costs. The number of shares offered and the per share offering price reflect a two-for-one stock split we effected on May 14, 1999. None of the expenses incurred in our initial and secondary public offerings were direct or indirect payments to our directors, officers, general partners or their associates, to persons owning ten percent or more of any class of our equity securities or to our affiliates. As of December 31, 1999, the net proceeds received from our public offerings have been used for networking infrastructure and the functionality of our websites and for general corporate purposes, which include working capital, advertising costs, the leasing of new office facilities, the expansion of our sales and marketing capabilities, our advertising campaign and our brand name promotions. We have also used a portion of such net proceeds for the acquisition of complementary businesses, assets, services and technology. None of the general corporate expenses incurred were direct or indirect payments to our directors, officers, general partners or their associates, to persons owning ten percent or more of any class of our equity securities or to our affiliates.

RECENT SALES OF UNREGISTERED SECURITIES

     On November 30, 1999, we issued 1,104,972 shares of our Common Stock in connection with the acquisition of the web hosting assets of Webjump.com. Additional shares of Common Stock may be issued upon the attainment of certain performance goals in 2000. This transaction was a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Rule 506 of Regulation D, promulgated thereunder.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

     The  selected   consolidated   financial  data  with  respect  to  our
consolidated balance sheets as of December 31, 1999 and 1998 and the related consolidated statements of operations for the years ended December 31, 1999, 1998 and 1997 have been derived from our audited consolidated financial statements which are included herein. The selected financial data with respect to our balance sheets as of December 31, 1997, 1996 and 1995 the related statements of operations for the year ended December 31, 1996 and the period May 1, 1995 (inception) through December 31, 1995 have been derived from our audited financial statements which are not included herein. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                          MAY 1, 1995
                                                                          (INCEPTION)
                                                                            THROUGH
                                                                            DECEMBER
                                       YEAR ENDED DECEMBER 31,                31,
                            -------------------------------------------     -------
                             1999        1998        1997        1996        1995
                            -------     -------     -------     -------     -------
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS
  OF OPERATIONS DATA:
Revenues................... $18,641     $ 5,510     $   770     $   229     $    27
Cost of revenues...........   8,548       2,136         257         116          13
                            -------     -------     -------     -------     -------
Gross profit...............  10,093       3,374         513         113          14
Operating expenses (3):
  Sales and marketing......  19,352       9,402       1,415         276           1
  Product development......  10,488       2,633         154         120          60
  General and
    administrative.........  12,165       6,828       2,828         489          19
  Non-recurring charge.....      --       1,370          --          --          --
  Amortization of
    goodwill and
    intangible assets......  20,460          --          --          --          --
                            -------     -------     -------     -------     -------
Total operating expenses...  62,465      20,233       4,397         885          80
                            -------     -------     -------     -------     -------
Loss from operations....... (52,372)    (16,859)     (3,884)       (772)        (66)
Other income, net..........   1,705         892         335          22          --
                            -------     -------     -------     -------     -------
Loss before provision
  for income taxes and
  extraordinary item        (50,667)    (15,967)     (3,549)       (750)        (66)
Provision for income
  taxes....................     290          79          36          --          --
                            -------     -------     -------     -------     -------
Loss before
  extraordinary item....... (50,957)    (16,046)     (3,585)       (750)        (66)
Extraordinary item-gain
  on early retirement of
  debt.....................   1,356          --          --          --          --
                            -------     -------     -------     -------     -------
Net loss................... (49,601)   $(16,046)    $(3,585)    $  (750)    $   (66)
                            =======     =======     =======     =======     =======

Basic and diluted net loss
  per share (1) (2):
  Loss before
    extraordinary item..... $ (2.06)   $  (3.37)    $ (1.56)    $ (0.33)    $ (0.03)
  Extraordinary item-gain
  on early retirement of
  debt..................... $  0.06    $     --     $    --     $    --     $    --
                            -------    --------     -------     -------     -------
  Net loss................. $ (2.00)   $  (3.37)    $ (1.56)    $ (0.33)    $ (0.03)
                            =======     =======     =======     =======     =======

Weighted average shares
  outstanding used in
  basic and diluted per
  share calculation
  (1)(2)...................  24,777       4,762       2,294       2,250       2,250
                            =======     =======     =======     =======     =======

                                                   DECEMBER 31,
                              -------------------------------------------------------
                               1999        1998        1997        1996        1995
                              -------     -------     -------     -------     -------
                                              (DOLLARS IN THOUSANDS)
CONSOLIDATED BALANCE
 SHEETS DATA:
Cash and cash
  equivalents and short-
  term investments..........  $55,875     $30,149     $18,874     $   757     $   587
Working capital.............   52,965      27,009      17,117         648         575
Total assets................  138,843      38,130      19,462         973         647
Capital lease
  obligations, excluding
  current installments......    2,201       2,006          99          --          --
Total stockholders'
  equity....................  126,909      30,301      17,352         795         632

----------------------

(1) Weighted average shares outstanding does not include any common stock equivalents because the inclusion of those common stock equivalents would have been anti-dilutive. See the consolidated financial statements and the related notes appearing elsewhere in this Form 10-K for the determination of shares used in computing basic and diluted net loss per share.

(2) Weighted average shares outstanding and the basic and diluted net loss per common share reflect the two-for-one stock split effected by the Company on May 14, 1999. All prior periods have been adjusted to reflect the stock split.

(3)  Certain  reclassifications  have  been made to prior  year's  selected
     consolidated   financial   data  to  conform  to  the  current  year's
     presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "intends," "will," or similar terms. Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors described under "Risk Factors" and elsewhere in this report. The following discussion should be read together with the consolidated financial statements and notes to those statements included elsewhere in this report.

OVERVIEW

     We are one of the world's leading online properties with over 3.6 million registered members in the United States and abroad. We specialize in bringing people together around shared topics of interest. We deliver "community" through four different streams: our flagship website, www.theglobe.com, featuring our best-of-breed community products-globeClubs and uPublish!, both of which enable our users to personalize their online experience by interacting with other users with similar interests; distribution of our customized community solutions to strategic partners who desire to include community in their Web properties; small businesses looking to add "community" to their websites; and a leading games information network. Our games information network includes HappyPuppy, GamesDomain, KidsDomain, ConsoleDomain, Chips & Bits, Inc. and Strategy Plus, Inc. Since our inception in May 1995, significant developments to core infrastructure capabilities, products and services, and strategic partnerships and acquisitions have enabled us to experience tremendous growth in our user base, reach and revenues.

     Our primary revenue source is the sale of advertising, with additional revenues generated through the development and sale of promotional sponsorship placements within our websites, the sale of merchandise through our online store, electronic commerce revenue shares and, to a lesser extent, membership service fees for the sale of enhanced services.

     In 1997, we accomplished the following:

     o    moved our headquarters to New York City;

     o expanded our membership base from 250,000 to almost 1 million members;

     o    improved and upgraded our services;

     o    expanded our production staff;

     o    built an internal sales department; and

     o began an active promotional campaign of theglobe brand to increase awareness.

     During 1998, revenues and operating expenses increased significantly as we placed a greater emphasis on building our advertising revenues, sponsorship revenues and memberships by expanding our sales force and promoting theglobe brand.

     In November 1998, we completed an initial public offering of approximately 7.0 million shares of our Common Stock. The initial offering price was $4.50 per share which resulted in net proceeds of $27.3 million, after underwriting discounts of $2.0 million and offering costs $2.0 million.

     In February, 1999, we acquired factorymall.com, an online department store doing business as Azazz.com, which sells a variety of name brand products directly to consumers, for an aggregate purchase price of $22.8 million. The consideration paid, in part, consisted of approximately 0.7 million shares of newly issued Common Stock. We have integrated Azazz.com into our electronic commerce site, now known as "shop.theglobe.com."

     In April 1999, we acquired Attitude Networks, Ltd., a provider of online games information content whose websites include Happy Puppy, Games Domain and Kids Domain, three leading websites serving game enthusiasts. The aggregate purchase price amounted to $46.8 million and was comprised, in part, of approximately 1.6 million shares of newly issued Common Stock.

     In May 1999, we completed a secondary public offering of 3.5 million shares of Common Stock at an offering price of $20.00 per share. Net proceeds amounted to $65.0 million, after underwriting discounts of $3.5 million and offering costs of $1.5 million.

     In December 1999, we acquired the web hosting assets of Webjump.com, a web hosting property that primarily focuses on small businesses. The total purchase price for this transaction was $13.0 million and was primarily comprised of 1.1 million shares of newly issued Common Stock. An additional $12.5 million, payable in newly issued shares of Common Stock, is contingent based upon the attainment of certain performance targets on or before November 2000.

     In February 2000, we acquired Chips & Bits, Inc. and Strategy Plus, Inc., providers of online and offline entertainment content focused towards game enthusiasts. The total purchase price for this transaction was approximately $15.3 million and was comprised, in part, of 1.9 million newly issued shares of Common Stock. An additional $1.25 million, payable in newly issued shares of Common Stock, is contingent on the attainment of certain performance targets by Chips & Bits, Inc. and Strategy Plus, Inc. during the fiscal year 2000.

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Revenues. To date, our primary revenue source has been the sale of advertisements on our online properties. Advertising revenues constituted 80% and 89% of total revenues for the years ended December 31, 1999 and 1998, respectively. We sell a variety of advertising packages to clients, including banner advertisements, event sponsorships, and targeted and direct response advertisements. Our advertising revenues are derived principally from short-term advertising arrangements, averaging one to three months. We generally guarantee a minimum number of impressions, defined as the number of times that an advertisement appears in pages viewed by the users of our online properties, for a fixed fee. Advertising revenues are recognized ratably in the period in which the advertisement is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable.

     In addition to advertising revenues, we derive other revenues through the development and sale of sponsorship placements within our websites, the sale of merchandise through our online stores, electronic commerce revenue shares and, to a lesser extent, membership service fees for the sale of enhanced services. We earn revenue on sponsorship contracts for fees relating to the design, coordination, and integration of the customer's content and links. A number of arrangements with our premier electronic commerce partners provide us with a share of any sales resulting from direct links from our websites. To date, revenues from electronic commerce revenue share arrangements have not been significant. Memberships fees for the sale of enhanced services have been insignificant to date.

     Revenues increased to $18.6 million for the year ended December 31, 1999 as compared with $5.5 million for the year ended December 31, 1998. Advertising revenues for the year ended December 31, 1999 were $15.0 million which represented 80% of total revenues. Advertising revenues for the year ended December 31, 1998 were $4.9 million which represented 89% of total revenues. The growth in advertising revenues was primarily attributable to an increase in the number of advertisers as well as the average commitment per advertiser and an increase in our traffic on our websites. We anticipate that advertising revenues will continue to account for a substantial share of our total revenues for the foreseeable future. We experienced an increase in other revenue due primarily to increased sales through our online store. Other revenues were also derived from the development and sale of sponsorship placements within our websites, electronic commerce revenue shares and membership service fees. Barter revenues represented 5% of total revenues for the year ended December 31, 1999 and 2% of total revenues for the year ended December 31, 1998.

     Cost of Revenues. Cost of revenues consist primarily of Internet connection charges, staff costs and related costs of operations personnel, depreciation and maintenance costs of website equipment and the costs of merchandise sold and shipping fees in connection with our online store. Gross margins were 54% and 61% for the years ended December 31, 1999 and 1998, respectively. The decrease in the gross margins for the year-to-year period was primarily attributable to a higher concentration of electronic commerce sales which traditionally results in lower gross margins than advertising revenues. The absolute dollar increase in cost of revenues was due to an increase in Internet connection costs to support the increase in website traffic, as well as an increase in depreciation expense related to increased equipment costs, costs of merchandise and personnel costs required to support the expansion of our sites and services. We expect cost of revenues to continue to increase in absolute dollars as additional connectivity and staffing costs will be required to support our future growth and we continue to increase sales through our online store.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related expenses of sales and marketing personnel, commissions, advertising and marketing costs, public relations expenses, coupons and other promotional activities and barter expense. Sales and marketing expense was $19.4 million for the year ended December 31, 1999 as compared with $9.4 million for the year ended December 31, 1998. The period to period increase in sales and marketing expense was attributable to increased salary and related personnel costs to support our revenue growth, increased advertising costs, which included costs associated with our television advertising campaign and promotional expenses required to implement our branding and marketing strategy. We expects sales and marketing costs to increase in absolute dollars due to increased staffing costs necessary to support our growth.

     Product Development. Product development expenses include salaries and related personnel costs, costs incurred in connection with the development of, testing of and upgrades to our websites and community management tools and editorial and content costs. Product development expenses increased to $10.5 million for the year ended December 31, 1999 as compared to $2.6 million for the year ended December 31, 1998. The period to period increase was primarily attributable to increased staffing levels required to support our websites and to enhance their content and features. Additionally, we incurred development expenses related to two new products, globeClubs and uPublish!, which were launched in the fourth quarter of 1999. Development costs related to these products were not significant. Product development expenses also increased as a result of added features in connection with the launch of certain site re-designs and upgrades that occurred at various intervals throughout 1999. We intend to continue recruiting and hiring experienced product development personnel who will maintain and upgrade our community management tools.

     General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related personnel costs for general corporate functions, including finance, human resources, legal and facilities, outside legal and professional fees, bad debt expenses and general corporate overhead costs. General and administrative expenses were $12.2 million for the year ended December 31, 1999 as compared with $6.8 million for the year ended December 31, 1998. The increase was primarily attributed to increased salaries and personnel costs associated with building of our basic infrastructure, increased legal and other professional fees and travel expenses. These increases were, in part, attributable to our acquisitions in 1999. The increased salaries also reflect the highly competitive nature of hiring in the new media industry. General and administrative costs also increased due to additional provisions for bad debts and sales tax expenses, along with increased public company expenses such as directors' and officers' liability insurance and investor relations programs. We expect to incur additional general and administrative expenses as we hire additional personnel and incur additional costs related to the growth of the business.

     Non-recurring charges. We recorded a non-recurring, non-cash charge of approximately $1.4 million in the third quarter of 1998. This charge was in connection with the transfer of outstanding warrants to acquire 450,000 shares of common stock by Dancing Bear Investments, which was our principal shareholder at the time of the transfer, to some of our officers. There was no similar charge in 1999.

     Amortization of Goodwill and Intangible Assets. Amortization expense was $20.5 million for the year ended December 31, 1999 and related to the acquisitions of shop.theglobe.com in February 1999, Attitude Network, Ltd. in April 1999 and the web hosting assets of Webjump.com in December 1999. The gross goodwill and purchased intangibles of approximately $84.0 million related to these acquisitions is being amortized over the expected period of benefit ranging from two to three years (three years for goodwill). There was no similar charge for the year ended December 31, 1998.

     Other income (expense). Other income (expense) includes interest income from our cash, cash equivalents and short-term investments, interest expenses related to our capital lease obligations, amortization of debt discounts and realized gains and losses from the sale of short-term investments. Interest income was $2.5 million for the year ended December 31, 1999 as compared with $1.1 million for the year ended December 31, 1998. The period to period increase in interest income was attributable to increased cash, cash equivalents and short-term investments resulting from the net proceeds of our initial and secondary public offerings of Common Stock. Interest expense was $0.8 million for the year ended December 31, 1999, as compared with $0.2 million for the year ended December 31, 1998. The increase was attributable to increased interest expenses related to the assumption of additional capital lease obligations and the amortization of the debt discount related to long-term debt assumed in connection with the acquisition of Attitude Network, Ltd. The long-term debt was fully re-paid in October 1999.

     Income Taxes. Income taxes were $0.3 million for the year ended December 31, 1999 as compared with $0.1 million for the year ended December 31, 1998. Income taxes were based solely on state and local taxes on business and investment capital. The period to period increase is a result of our initial and secondary public offerings which, in turn, increased our investment capital. Our effective tax rate differs from the statutory federal income tax rate, primarily as a result of the uncertainty regarding our ability to utilize our net operating loss carryforwards. Due to the uncertainty surrounding the timing or realization of the benefits of our net operating loss carryforwards in future tax returns, we have placed a 100% valuation allowance against our otherwise recognizable deferred tax assets. At December 31, 1999, the Company had net operating loss carryforwards available for U.S. and foreign tax purposes of $69.5 million and $1.0 million, respectively. These carryforwards expire through 2019. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Due to the change in our ownership interests in the third quarter of 1997, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), future utilization of our net operating loss carryforwards prior to the change of ownership will be subject to certain limitations or annual restrictions.

     Extraordinary Item-Gain on Early Retirement of Debt. During 1999, we recorded an extraordinary gain of $1.4 million as a result of the early retirement of long-term debt. In connection with the acquisition of Attitude Network, Ltd., we assumed a non-interest bearing obligation ("happypuppy note") to the former owner of the happypuppy.com website ("happypuppy"). In October 1999, in connection with the settlement of certain litigation between the former owners of happypuppy and us, we made a lump sum payment of approximately $1.4 million to the former owners of happypuppy, which represented full payment of the happypuppy note. The net present value of the happypuppy note at the time of payment was $2.8 million. The extraordinary gain represented the difference between the lump sum payment and the net present value of the happypuppy note at the time the payment was tendered.

     YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Revenues. Revenues increased to $5.5 million for the year ended December 31, 1998 as compared to $0.8 million for the year ended December 31, 1997. The year to year growth resulted from an increase in: (1) the number of advertisers and the average commitment per advertiser, (2) our website traffic, (3) the number of our sales people and (4) marketing and advertising expenditures. Advertising revenues were approximately $4.9 million, or 89% of total revenues, for the year ended December 31, 1998 as compared with $0.6 million, or 77% of total revenues, for the year ended December 31, 1997. Other revenues were derived from membership service fees, development fees, electronic commerce revenue shares and sponsorship placements within our website. Barter revenues accounted for approximately 2% of total revenues for the year ended December 31, 1998 as compared with 22% of total revenues for the year ended December 31, 1997.

     Cost of Revenues. Gross margins were 61% for the year ended December 31, 1998 as compared with 45% for the year ended December 31, 1997. The increase in gross margin was primarily due to an increase in revenues relative to the increase in cost of revenues. Cost of revenues were $2.1 million for the year ended December 31, 1998 as compared with $0.3 million for the year ended December 31, 1997. The period to period increase in cost of revenues was primarily due to an increase in Internet connection costs to support the increase in website traffic, increased depreciation charges resulting from increased equipment purchases needed to expand and support our site and increase salary and personnel costs required to support the expansion of our site and services. During the fourth quarter of 1998, we moved our website hosting functions to a separate facility in Staten Island, New York.

     Sales and Marketing Expenses. Sales and marketing expenses were $9.4 million for the year ended December 31, 1998 as compared with $1.4 million for the year ended December 31, 1997. The period to period increase was primarily attributable to expansion of our online and print advertising, public relations and other promotional expenditures and increased sales and marketing personnel and related costs required to implement our marketing strategy. Sales and marketing expenses also increased as a result of our decision to shift our advertising to an internal sales department in the second quarter of 1997.

     Product Development Expenses. Product development expenses were $2.6 million for the year ended December 31, 1998 as compared to $0.2 million for the year ended December 31, 1997. The increase in product development expenses was primarily attributable to increased staffing levels required to support our website and to enhance its content and features. Product development expenses also increased as a result of the launch of our website redesign in November 1998.

     General and Administrative Expenses. General and administrative expenses were $6.8 million for the year ended December 31, 1998 as compared to $2.8 million for the year ended December 31, 1997. The period to period increase in general and administrative expenses was primarily due to increased salaries and related expenses associated with our management's employment contracts, hiring of additional administrative personnel and increases in professional fees and travel. The increased salaries also reflect the highly competitive nature of hiring in the new media industry. Additionally, during 1998, we incurred certain costs associated with operating a public company including directors' and officers' insurance and investor relations costs.

     Non-recurring charges. We recorded a non-recurring, non-cash charge of approximately $1.4 million in the third quarter of 1998. This charge was in connection with the transfer of outstanding warrants to acquire 450,000 shares of common stock by Dancing Bear Investments, which was our principal shareholder at the time of the transfer, to some of our officers. There was no similar charge in 1997.

     Other Income (expense). Other income (expense) includes interest income from our cash, cash equivalents and short-term investments, interest expenses related to our capital lease obligations, and realized gains and losses from sales of short-term investments. Other income (expense) was $0.9 million for the year ended December 31, 1998 as compared with $0.3 million for the year ended December 31, 1997. The period to period increase is attributable to increased interest income resulting from higher average cash, cash equivalents and short-term investments balances. These balances increased as a result of net proceeds received from the issuance of shares of our preferred stock in the third quarter of 1997 and the issuance of Common Stock in connection with our initial public offering in November 1998. The increased interest income was offset by increase interest expense resulting from the assumption of certain capital lease obligations in 1998.

     Income Taxes. Income taxes were approximately $0.1 million for the year ended December 31, 1998 as compared to $36,000 for the year ended December 31, 1997. Income taxes were based solely on state and local taxes on business and investment capital. These taxes increased from year to year due to an increase in our investment capital. The investment capital increased as a result of the proceeds received from our issuance of shares of preferred stock in the third quarter of 1997 and our issuance of Common Stock in connection with our initial public offering in November 1998. Our effective tax rate differs from the statutory federal income tax rate, primarily as a result of the uncertainty regarding our ability to utilize net operating loss carryforwards. Due to the uncertainty surrounding the timing or realization of the benefits of our net operating loss carryforwards in future tax returns, we have placed a 100% valuation allowance against our deferred tax assets. As of December 31, 1998, we had approximately $29.2 million of federal and state net operating loss carryforwards for tax reporting purposes available to offset future taxable income. Our federal net operating loss carryforwards will expire beginning in 2001 through 2018, if not utilized. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Due to the change in our ownership interests in the third quarter of 1997, as defined in the Code, future utilization of our net operating loss carryforwards will be affected by limitations or annual restrictions.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1999, we had approximately $36.6 million in cash and cash equivalents and approximately $19.3 million in short-term investments. Net cash used in operating activities was approximately $30.1 million, $13.5 million and $1.9 million for the years ended December 31, 1999, 1998 and 1997, respectively. The increase in net operating cash used for the year ended December 31, 1999 resulted primarily from the increase in operating losses for the period. Additionally, the increase in net operating cash used was attributable to increases in accounts receivable and prepaid and other current assets and decreases in accounts payable and deferred revenues. These items were partially offset by an increase in accrued compensation. The increase in net operating cash used for the year ended December 31, 1998 was primarily attributable to increases in net operating losses for the period, accounts receivable and prepaid and other current assets as well as a decrease in accrued compensation. These items were partially offset by increases in accounts payable and deferred revenues.

     Net cash (used in) provided by investing activities was approximately ($25.4) million, $9.6 million and ($13.2) million for the years ended December 31, 1999, 1998 and 1997, respectively. Significant components of net cash used in investing activities during 1999 related to the purchases of short-term investments and property and equipment and the payment of security deposits in connection with our capital lease obligations. These items were partially offset by proceeds received from the sales of short-term securities and net cash received in connection with our acquisitions of factorymall and Attitude Network, Ltd. Net cash provided by investing activities during 1998 was the result of proceeds received from the sales of short-term securities partially offset by the purchases of property and equipment and the payments of security deposits in connection with our capital lease obligations.

     Net cash provided by financing activities was approximately $62.8 million, $27.2 million and $20.2 million for the years ended December 31, 1999, 1998 and 1997, respectively. Net cash provided by financing activities during 1999 was primarily attributable to net proceeds received from our secondary public offering of Common Stock and proceeds received from the exercise of stock options and warrants. These items were partially offset by payments of capital lease obligations and payments of long-term debt, which was assumed in connection with our acquisition of Attitude Network, Ltd. Net cash provided by financing activities during 1998 was primarily attributable to net proceeds received from our initial public offering of Common Stock and proceeds received from the exercise of stock options. These items were partially offset by the payments of capital lease obligations in 1998.

     As of December 31, 1999, we had obligations amounting to $4.9 million in connection with equipment purchased under capital leases. These obligations are payable at various intervals between 2000 and 2003. We expect to meet our current capital lease obligations with our cash, cash equivalents and short-term investments.

     Our capital requirements depend on numerous factors, including market acceptance of our services, the capital required to maintain our websites, the resources we devote to marketing and selling our services and our brand promotions and other factors. We have experienced a substantial increase in our capital expenditures and lease arrangements since our inception consistent with the growth in our operations and staffing. We anticipate that this will continue for the foreseeable future. Additionally, we will continue to evaluate possible investments in businesses, products and technologies, and we plan to expand our sales force. We believe that our current cash, cash equivalents and short-term investments, which primarily resulted from our initial and secondary public offerings, together with cash flows will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for our existing business for at least 12 months. However, we may need to raise additional funds during 2000 to obtain or operate any acquired businesses or joint venture arrangements. See "Risk Factors -- We may need to raise additional funds, including through the issuance of debt."

IMPACT OF YEAR 2000

     Year 2000 issues related to non-compliant information technology systems or non-information technology systems operated by us or by third parties may affect us. We have completed our assessment of our internal and external third-party information technology systems and non-information technology systems and a test of the information technology systems that support our websites. We have not experienced any Year 2000 related issues to date with our internal systems or external third party systems on which we rely. We do not anticipate any Year 2000 problems. We have not incurred any material costs in relation to the evaluation, assessment and testing of its Year 2000 compliance.

EFFECTS OF INFLATION

     Due to relatively low levels of inflation in 1999, 1998, 1997 and 1996 inflation has not had a significant effect on our results of operations since inception.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We have not yet analyzed the impact of this pronouncement on our consolidated financial statements.

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

     o maintain or increase levels of user and member traffic on our websites;

     o maintain or increase the percentage of our advertising inventory sold;

     o    maintain or increase both CPM levels and sponsorship revenues;

     o    adapt  to  meet   changes   in  our   markets   and   competitive
          developments;

     o    integrate or successfully develop recent acquisitions;

     o    develop or acquire content for our services;

     o    identify, attract, retain and motivate qualified personnel; and

     o    raise sufficient capital to sustain future operations.

REVENUE GROWTH IN PRIOR PERIODS MAY NOT BE INDICATIVE OF FUTURE GROWTH.

     We achieved significant revenue growth during 1998 and 1999. Our limited operating history makes prediction of future growth difficult. Accurate predictions of future growth are also difficult because of the rapid changes in our markets. Accordingly, investors should not rely on past revenue growth rates as a prediction of future growth.

WE ANTICIPATE  INCREASED OPERATING EXPENSES AND EXPECT TO CONTINUE TO INCUR
LOSSES.

     To date, we have not been profitable, and we expect that we will continue to incur net losses for the foreseeable future. We had net losses of approximately $0.8 million, $3.6 million, $16.0 million and $49.6 million for the years ended December 31, 1996, 1997, 1998 and 1999, respectively. As of December 31, 1999, we had an accumulated deficit of approximately $70.0 million. The principal causes of our losses are likely to continue to be:

     o    costs resulting from development and enhancement of our services;

     o    amortization expense related to our acquisitions;

     o increased sales and marketing expenses necessary to maintain revenue growth and develop brand identity;

     o    growth of our sales force;

     o    expansion of our business facilities and systems  infrastructure;
          and

     o    failure  to  generate   sufficient   revenue  to  compensate  for
          increased costs.

     o    increased general and administrative expenses;

     We will need to generate significantly increased revenues to achieve profitability, particularly if we are unable to adjust our expenses in light of any earnings shortfall. We cannot assure you that we will ever achieve or sustain profitability.

OUR QUARTERLY OPERATING RESULTS FLUCTUATE AND VARY BY SEASON.

     Our quarterly revenues, expenses and operating results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. As a result, quarter to quarter comparisons of our revenues and operating results may not be meaningful. In addition, due to our limited operating history and our new and unproven business model, we cannot predict our future revenues or results of operations accurately. It is likely that in one or more future quarters, our operating results will fall below the expectation of securities analysts and investors. If this occurs, the trading price of our Common Stock would almost certainly be materially and adversely affected. The factors which will cause our quarterly operating results to fluctuate include:

     o    the level of traffic on our website;

     o the overall demand for Internet advertising and electronic commerce;

     o the addition or loss of advertisers and electronic commerce partners on our website;

     o    overall usage and acceptance of the Internet;

     o seasonal trends in advertising and electronic commerce sales and member usage;

     o capital expenditures and other costs relating to the expansion of our operations;

     o    the incurrence of costs relating to acquisitions;

     o the timing and profitability of acquisitions, joint ventures and strategic alliances; and

     o competition from other providing services similar to those of ours.

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

     In addition to selling advertising, an increasing portion of our revenues may be generated from electronic commerce through our shop.theglobe.com and Chips & Bits, Inc. subsidiaries. We also have existing electronic commerce arrangements with third parties for the sale of merchandise on our websites which are terminable upon short notice. As a result, our revenues from electronic commerce may fluctuate significantly from period to period depending on the level of demand for products featured on our sites and overall competition in the marketplace.

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

OUR BUSINESS MODEL IS NEW AND UNPROVEN.

     Our business model is new and relatively unproven. This model depends upon our ability to obtain more than one type of revenue source by using our community platform or Games Network. To be successful, we must, among other things, develop and market products and services that achieve broad market acceptance by our users, advertisers and electronic commerce vendors. We must continue to develop electronic commerce revenue streams by marketing products directly to users and having users purchase products through our site. We cannot assure you that any Internet community, including our site, will achieve broad market acceptance and to be able to generate significant electronic commerce revenues. We also cannot assure you that our business model will be successful, that it will sustain revenue growth or that it will be profitable.

     Additionally, the market for our products and services is new, rapidly developing and characterized by an increasing number of market entrants. As is typical of most new and rapidly evolving markets, demand and market acceptance for recently introduced products and services are highly uncertain and risky. Moreover, because this market is new and rapidly evolving, we cannot predict our future growth rate, if any. If this market fails to develop, develops slower than expected or becomes saturated with competitors, or if our products and services do not achieve or sustain market acceptance, our business would be materially and adversely affected.

OUR ACQUISITIONS OR JOINT VENTURES ENTAIL NUMEROUS RISKS AND UNCERTAINTIES.

     As part of our business strategy, we review acquisition prospects or joint ventures that we expect to complement our existing business, increase our traffic, augment the distribution of our community, enhance our technological capabilities or increase our electronic commerce revenues. On February 1, 1999, we acquired shop.theglobe.com, formerly known as Azazz, to develop electronic commerce retailing on our site. On April 9, 1999, we acquired Attitude Network, Ltd. to add two leading game enthusiast websites to our entertainment theme. On November 20, 1999, we acquired the web hosting assets of Webjump.com to expand our home page hosting services. On February 24, 2000, we acquired Chips & Bits, Inc., an electronic commerce retailer that focuses primarily on game enthusiasts and Strategy Plus, Inc., an offline media property that publishes a monthly games magazine. We consider and evaluate, from time to time, potential business combinations, either involving potential investments in our Common Stock or other business combinations or joint ventures, or our acquisition of other companies. If consummated, any such transaction could result in a change of control of our company or could otherwise be material to our business or to your investment in our Common Stock. We are currently in discussions or negotiations for various transactions of these types, some of which may be material, but we have not reached any binding agreements. These transactions may or may not be consummated. Our future acquisitions or joint ventures could result in numerous risks and uncertainties, including:

     o potentially dilutive issuances of equity securities, which may be freely tradable in the public market or subject to registration rights which could require us to publicly register a large amount of Common Stock have a material adverse effect on our stock price;

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

WE MAY BE UNSUCCESSFUL IN DEVELOPING BRAND AWARENESS; BRAND IDENTITY IS CRITICAL TO US.

     We believe that establishing and maintaining awareness of "theglobe.com" brand name, and the brand name of our wholly owned subsidiaries, is critical to attracting and expanding our member base, the traffic on our websites and our advertising and electronic commerce relationships. If we fail to promote and maintain our brand or our brand value is diluted, our business, operating results and financial condition could be materially adversely affected. The importance of brand recognition will increase because low barriers to entry continue to result in an increased number of websites. To promote our brand, we may be required to continue to increase our financial commitment to creating and maintaining brand awareness. We may not generate a corresponding increase in revenues to justify these costs. Additionally, if members, other Internet users, advertisers and customers do not perceive our community experience or Games Network to be of high quality, or if we introduce new services or enter into new business ventures that are not favorably received by these parties, the value of our brand could be materially diluted.

WE RELY SUBSTANTIALLY ON ADVERTISING REVENUES.

     We derive a substantial portion of our revenues from the sale of advertisements on our website. We expect to continue to do so for the foreseeable future. For the years ended December 31, 1999, 1998 and 1997, advertising revenues represented 80%, 89% and 77%, respectively, of our total revenues. Our business model and revenues are highly dependent on the amount of traffic on our sites and our ability to properly monetize this traffic. The level of traffic on our site determines the amount of advertising inventory we can sell. Our ability to generate significant advertising revenues depends, in part, on our ability to create new advertising programs without diluting the perceived value of our existing programs. Our ability to generate advertising revenues will also depend, in part, on the following:

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

     A significant portion of our revenues are derived from Internet companies that are early stage entities. These entities are dependant on additional financing in order to survive. For companies such as these, the risk of default on outstanding indebtedness to us may be higher than we anticipate.

WE RELY ON THIRD PARTIES OVER WHOM WE HAVE LIMITED CONTROL TO MANAGE THE PLACEMENT OF ADVERTISING ON OUR WEBSITE.

     The process of managing advertising within a large, high-traffic website such as ours is an increasingly important and complex task. We license our advertising management system from DoubleClick, Inc. under an agreement expiring in October 2000. DoubleClick may terminate the agreement upon 30 days' notice if (1) we breach the agreement or (2) DoubleClick reasonably determines that we have used their advertising management system in a manner that could damage their technology or which reflects unfavorably on DoubleClick's reputation. No assurance can be given that DoubleClick would not terminate the agreement. Any termination and replacement of DoubleClick's service could disrupt our ability to manage our advertising operations. Additionally, we have entered into a contract with Engage Technologies, Inc. for the license of proprietary software to manage the placement of advertisements on our website. This software has been implemented and our relationship under the contract has not yet been material. There can be no assurance that this software will effectively manage the placement of advertisements on our website and that errors will not occur. For example, Doubleclick informed us in June 1999 that its method of reporting the numbers of unique visitors to the theglobe website was not accurate. We cannot assure you that there will be no miscalculations of such or other measurements in the future. Any miscalculations or other problems with reporting these measurements could have a material adverse effect on our business, financial condition or stock price.

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

WE DEPEND SUBSTANTIALLY ON OUR KEY PERSONNEL.

     Our performance is substantially dependent on the continued service of our senior management and key technical personnel, all of whom have only worked together for a short time. In particular, our success depends on the continued efforts of our senior management team, especially our founders, our President and our Chief Financial Officer. We do not carry key person life insurance on any of our personnel. The loss of the services of any of our executive officers or other key employees would likely have a material adverse effect on our business. Additionally, we are currently searching for a new Chief Executive Officer. There is no guarantee that we will be successful in hiring a new Chief Executive Officer.

WE DEPEND ON HIGHLY QUALIFIED TECHNICAL AND MANAGERIAL PERSONNEL.

     Our future success also depends on our continuing ability to attract, retain and motivate highly qualified technical and managerial personnel. Our business plan requires us to increase our employee base over the next 12 months. Competition for employees in our industry is intense. We may be unable to attract, assimilate or retain highly qualified technical and managerial personnel in the future. Wages for managerial and technical employees are increasing and are expected to continue to increase in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Furthermore, there is no guarantee that our stock option plan will be considered attractive by industry standards. If we are unable to attract and retain the technical and managerial personnel necessary to support the growth of our business, our business would likely be materially and adversely affected.

WE  MAY  NOT  EFFECTIVELY   MANAGE  OUR  GROWTH;  OUR  MANAGEMENT  TEAM  IS
INEXPERIENCED IN THE MANAGEMENT OF A LARGE PUBLIC COMPANY.

     Our recent growth has placed significant strains on our resources. To manage our future growth, we must continue to implement and improve our operational systems and expand and train our employee base. Some of our key employees were hired during 1998, including our President and Chief
Operating Officer, who joined us in August 1998 and our Chief Financial Officer, who joined us in July 1998. In addition, our Director of
Advertising Sales, General Counsel, General Manager, Director of Communications and Director of Human Resources each have been with us for less than three years. Furthermore, the members of our current senior management, other than the Chairman, have not had any previous experience managing a public company or a large operating company. Accordingly, we cannot assure you that:

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

     We currently have revenue agreements with entities controlled by Mr. Egan and by H. Wayne Huizenga, one of our directors. These agreements were not the result of arm's-length negotiations, but we believe that the terms of these agreements are on comparable terms as if they were entered into with unaffiliated third parties. The revenues recognized from such agreements represented less than 4% and 3% of total revenue for the years ended December 31, 1999 and 1998. Due to their relationships with their related entities, Messrs. Egan, Cespedes and Huizenga will have an inherent conflict of interest in making any decision related to transactions between their related entities and us. We intend to review related party transactions in the future on a case-by-case basis.

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

WE HAVE CAPACITY CONSTRAINT AND SYSTEM DEVELOPMENT RISKS.

     A key element of our strategy is to generate a high volume of user traffic. Our ability to attract advertisers and to achieve market acceptance of our products and services and our reputation depend significantly upon the performance of our network infrastructure, including our servers, hardware and software. Any system failure, including network, software or hardware failure, that causes an interruption in our service or a decrease in responsiveness of our website could result in reduced traffic and reduced revenue, and could impair our reputation. Our websites must accommodate a high volume of traffic and deliver frequently updated information. Our websites have in the past and may in the future experience slower response times for a variety of reasons, including system failures and an increase in the volume of user traffic on our websites. Accordingly, we face risks related to our ability to accommodate our expected customer levels while maintaining superior performance. In addition, slower response time may damage our reputation and result in fewer users at our sites or users spending less time at our sites. This would decrease the amount of inventory available for sale to advertisers. Accordingly, any failure of our servers and networking systems to handle current or higher volumes of traffic at sufficient response times would have a material adverse effect on our business.

     In the fourth quarter of 1998 and the first quarter of 1999, we moved our principal servers to the New York Teleport facility in Staten Island, New York under a lease with Telehouse International Corporation of America. We maintain computer hardware, servers and operations relating to shop.theglobe.com in Seattle, Washington which are hosted by Exodus
Communications, Inc. Although Exodus provides comprehensive facilities management services, including human and technical monitoring of all production servers 24 hours-per-day, seven days-per-week, they do not guarantee that our Internet access will be uninterrupted, error-free or secure. Our operations depend on the ability to protect our systems against damage from unexpected events, including fire, power loss, water damage, telecommunications failures and vandalism. Any disruption in our Internet access could have a material adverse effect on us. In addition, computer viruses, electronic break-ins or other similar disruptive problems could also materially adversely affect our websites. Our reputation, theglobe.com brand and the brands of our subsidiaries could be materially and adversely affected by any problems to our sites. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. We do not presently have any secondary off-site systems or a formal disaster recovery plan.

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

HACKERS MAY ATTEMPT TO PENETRATE OUR SECURITY SYSTEM; ONLINE SECURITY BREACHES COULD HARM OUR BUSINESS.

     Consumer and supplier confidence in our websites depends on maintaining relevant security features. Substantial or ongoing security breaches on our systems or other Internet-based systems could significantly harm our business. We incur substantial expenses protecting against and remedying security breaches. Security breaches also could damage our reputation and expose us to a risk of loss or litigation. Experienced programmers or "hackers" have successfully penetrated our systems and we expect that these attempts will continue to occur from time to time. Because a hacker who is able to penetrate our network security could misappropriate proprietary information or cause interruptions in our products and services, we may have to expend significant capital and resources to protect against or to alleviate problems caused by these hackers. Additionally, we may not have a timely remedy against a hacker who is able to penetrate our network security. Such security breaches could materially adversely affect our company. In addition, the transmission of computer viruses resulting from hackers or otherwise could expose us to significant liability. Our insurance policies carry low coverage limits, which may not be adequate to reimburse us for losses caused by security breaches. We also face risks associated with security breaches affecting third parties with whom we have relationships.

COMPETITION FOR MEMBERS, USERS AND ADVERTISERS, AS WELL AS COMPETITION IN THE ELECTRONIC COMMERCE MARKET IS INTENSE AND IS EXPECTED TO INCREASE

SIGNIFICANTLY.

     The market for members, users and Internet advertising among websites is new and rapidly evolving. Competition for members, users and advertisers, as well as competition in the electronic commerce market, is intense and is expected to increase significantly. Barriers to entry are relatively insubstantial and we believe we will face competitive pressures from many additional companies both in the United States and abroad. Accordingly, pricing pressure on advertising rates will increase in the future which could have a material adverse effect on us. All types of websites compete for users. Competitor websites include community sites and games information network, as well as "gateway" or "portal" sites and various other types of websites. We believe that the principal competitive factors in attracting users to a site are:

     o    functionality of the website;

     o    brand recognition;

     o    member affinity and loyalty;

     o    broad demographic focus;

     o    open access for visitors;

     o    critical mass of users, particularly for community-type sites;

     o    attractiveness of content and services to users; and

     o    pricing and customer service for electronic commerce sales.

     We compete for users, advertisers and electronic commerce marketers with the following types of companies:

     o other online community websites, such as GeoCities, which was acquired by Yahoo!; Tripod and AngelFire, subsidiaries of Lycos; and Xoom.com which was acquired by NBC;

     o search engines and other Internet "portal" companies, such as Excite@Home, InfoSeek, which was acquired by the Walt Disney Company, Lycos and Yahoo!;

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

     o    larger customer bases; and

     o    significantly   greater   financial,   technical   and  marketing
          resources

     In addition, providers of Internet tools and services, including community-type sites, may be acquired by, receive investments from, or enter into other commercial relationships with larger, well-established and well-financed companies, such as Microsoft and America Online. For example, Excite merged with At Home, America Online acquired Netscape and Xoom.com and Snap.com completed a transaction in which NBC merged some of its online assets with these entities to form NBCi. In addition, there has been other significant consolidation in the industry. This consolidation may continue in the future. We could face increased competition in the future from traditional media companies, including cable, newspaper, magazine, television and radio companies. A number of these large traditional media companies, including Walt Disney Co., CBS and NBC, have been active in Internet related activities. Those competitors may be able to undertake more extensive marketing campaigns for their brands and services, adopt more aggressive advertising pricing policies and make more attractive offers to potential employees, distribution partners, electronic commerce companies, advertisers, third-party content providers and acquisition targets. Furthermore, our existing and potential competitors may develop sites that are equal or superior in quality to, or that achieve greater market acceptance than, our sites. We cannot assure you that advertisers may not perceive our competitors' sites as more desirable than ours.

     To compete with other websites, we have developed and will continue to develop and introduce new features and functions, such as increased capabilities for user personalization and interactivity. We also have developed and will continue to introduce new products and services, such as "community tools" and new content targeted for specific user groups with particular demographic and geographic characteristics. These improvements will require us to spend significant funds and may require the development or licensing of increasingly complex technologies. Enhancements of or improvements to our websites may contain undetected programming errors that require significant design modifications, resulting in a loss of customer confidence and user support and a decrease in the value of our brand name. Our failure to effectively develop and produce new features, functions, products and services could affect our ability to compete with other websites. This could have a material adverse effect on us.

     Web browsers offered by Netscape and Microsoft also increasingly incorporate prominent search buttons that direct traffic to services that compete with ours. These features could make it more difficult for Internet users to find and use our product and services. In the future, Netscape, Microsoft and other browser suppliers may also more tightly integrate products and services similar to ours into their browsers or their browsers' pre-set home page. Additionally, entities that sponsor or maintain high-traffic websites or that provide an initial point of entry for Internet viewers, such as the Regional Bell Operating Companies, cable companies or Internet service providers, such as Microsoft and America Online, offer and can be expected to consider further development, acquisition or licensing of Internet search and navigation functions that compete with us. These competitors could also take actions that make it more difficult for viewers to find and use our products and services.

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

WE DEPEND ON THE CONTINUED  GROWTH IN THE USE AND  COMMERCIAL  VIABILITY OF
THE WEB.

     Our market is relatively new and rapidly evolving. Our business is substantially dependent upon the continued rapid growth in the use of the Internet and electronic commerce on the Internet becoming more widespread. Commercial use of the Internet is relatively new. Web usage may be inhibited for a number of reasons, including:

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

WE MAY BE MATERIALLY ADVERSELY AFFECTED IF ELECTRONIC COMMERCE DOES NOT BECOME A VIABLE SOURCE OF SIGNIFICANT REVENUES OR PROFITS FOR THE COMPANY. IN ADDITION, OUR ELECTRONIC COMMERCE BUSINESS MAY RESULT IN SIGNIFICANT LIABILITY CLAIMS AGAINST US.

     In February 1999, we acquired shop.theglobe.com and in February 2000 we acquired Chips & Bits, Inc. Both of these entities are direct marketers of products over the Internet. However, we have limited experience in the sale of products online compared to our competitors and the development of relationships with manufacturers and suppliers of these products. We also face many uncertainties which may affect our ability to generate electronic commerce revenues and profits, including:

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

     o the possibility that our vendors may sell their products through other sites; and

     o intense competition for electronic commerce revenues, resulting in downward pressure on gross margins.

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

     No standards have been widely accepted to measure the effectiveness of Internet advertising or to measure the demographics of our user base. Additionally, no standards have been widely accepted to measure the number of members, unique users, page views or impressions related to a particular site. We cannot assure you that any standards will become available in the future, that standards will accurately measure our users or the full range of user activity on our sites or that measurement services will accurately report our user activity based on their standards. If standards do not develop, advertisers may not advertise on the Internet. In addition, we depend on third parties to provide these measurement services. These measurements are often based on sampling techniques or other imprecise measures and may materially differ from each other and from our estimates. We cannot assure you that advertisers will accept our or other parties' measurements. The rejection by advertisers of these measurements could have a material adverse effect on our business and financial condition.

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

     Our revenues could be materially adversely affected if we are unable to adapt to other pricing models for Internet advertising if they are adopted. It is difficult to predict which, if any, pricing models for Internet advertising will emerge as the industry standard. This makes it difficult to project our future advertising rates and revenues. Additionally, it is possible that Internet access providers may, in the future, act to block or limit various types of advertising or direct solicitations, whether at their own behest or at the request of users. Moreover, "filter" software programs that limit or prevent advertising from being delivered to an Internet user's computer are available. Widespread adoption of this software could adversely affect the commercial viability of Internet advertising. In addition, concern regarding the privacy of user data on the Web may reduce the amount of user data collected in the future, thus reducing our ability to provide targeted advertisements. This may, in turn, put downward pressure on CPM's.

WE DEPEND ON THIRD PARTIES TO INCREASE TRAFFIC ON OUR SITES AND TO PROVIDE SOFTWARE AND PRODUCTS.

     We are dependent on various websites that provide direct links to our sites. These websites may not attract significant numbers of users and we may not receive a significant number of additional users from these relationships. We also enter into agreements with advertisers, electronic commerce marketers or other third-party websites that require us to exclusively feature these parties in particular areas or on particular pages of our sites.

These exclusivity agreements may limit our ability to enter into other relationships. Our agreements with third party sites do not require future minimum commitments to use our services or provide access to our sites and may be terminated at the convenience of the other party. Moreover, we do not have agreements with a majority of the websites that provide links to our site. These sites may terminate their links at any time. Many companies we may pursue for strategic relationships offer competing services. As a result, these competitors may be reluctant to enter into strategic relationships with us. Our business could be materially adversely affected if we do not establish and maintain strategic relationships on commercially reasonable terms or if any of our strategic relationships do not result in increased traffic on our websites.

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

WE MAY NEED TO RAISE ADDITIONAL FUNDS, INCLUDING, BUT NOT LIMITED TO, THE ISSUANCE OF DEBT.

     We believe that the net proceeds from our secondary offering, together with our current cash and cash equivalents and short-term investments, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for our existing business for the next twelve months. However, we may need to raise additional funds in the future to acquire or operate any additional businesses, products or technologies or joint venture arrangements. We expect that we will continue to experience negative operating cash flows for the foreseeable future as a result of our operating losses and infrastructure needs. Accordingly, we may need to raise additional funds in a timely manner in order to:

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

WE RELY ON INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS.

     We regard substantial elements of our websites and underlying technology as proprietary and attempt to protect them by relying on intellectual property laws and restrictions on disclosure. We also generally enter into confidentiality agreements with our employees and consultants. In connection with our license agreements with third parties we generally seek to control access to and distribution of our technology and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar technology independently. Thus, we cannot assure you that the steps taken by us will prevent misappropriation or infringement of our proprietary information which could have a material adverse effect on our business. In addition, our competitors may independently develop similar technology, duplicate our products or design around our intellectual property rights.

     We pursue the registration of our trademarks in the United States and internationally. In addition, we have filed a number of patent applications with the United States Patent Office. However, effective intellectual property protection may not be available in every country in which our services are distributed or made available through the Internet. Policing unauthorized use of our proprietary information is difficult. Legal standards relating to the validity, enforceability and scope of protection of proprietary rights in Internet-related businesses are also uncertain and still evolving. We cannot assure you about the future viability or value of any of our proprietary rights.

     Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Furthermore, we cannot assure you that our business activities will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us, including claims related to providing hyperlinks to websites operated by third parties or providing advertising on a keyword basis that links a specific search term entered by a user to the appearance of a particular advertisement. Moreover, from time to time, third parties may assert claims of alleged infringement by us or our members of their intellectual property rights. See Note 10 of the consolidated financial statements and "Legal Proceedings" under Item 3 in Part I in this Form 10-K. Any litigation claims or counterclaims could impair our business because they could:

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

     We license from third parties various technologies incorporated into our sites. As we continue to introduce new services that incorporate new technologies, we may be required to license additional technology from others. We cannot assure you that these third-party technology licenses will continue to be available to us on commercially reasonable terms. Additionally, we cannot assure you that the third parties from which we license our technology will be able to defend our proprietary rights successfully against claims of infringement. As a result, our inability to obtain any of these technology licenses could result in delays or reductions in the introduction of new services or could adversely affect the performance of our existing services until equivalent technology can be identified, licensed and integrated.

     We have registered several Internet domain names including "theglobe.com," "shop.theglobe.com," "globelists.com," "tglo.com," "azazz.com," "happypuppy.com, " "realmx.com," "kidsdomain.com," "gamesdomain.com," "webjump.com" and "cdmag.com." The regulation of domain names in the United States and in foreign countries may change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names, any or all of which may dilute the strength of our names. We may not acquire or maintain our domain names in all of the countries in which our websites may be accessed, or for any or all of the top-level domain names that may be introduced. The relationship between regulations governing domain names and laws protecting proprietary rights is unclear. Therefore, we may not be able to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights.

WE MAY FACE INCREASED GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES IN OUR INDUSTRY.

     There are an increasing number of federal, state, local and foreign laws and regulations pertaining to the Internet. In addition, a number of federal, state, local and foreign legislative and regulatory proposals are under consideration. Laws or regulations may be adopted with respect to the Internet relating to liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy and quality of products and services. Changes in tax laws relating to electronic commerce could materially effect our business and financial condition. Moreover, the applicability to the Internet of existing laws governing issues such as intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment and personal privacy is uncertain and developing. Any new legislation or regulation, or the application or interpretation of existing laws or regulations, may decrease the growth in the use of the Internet, may impose additional burdens on electronic commerce or may alter how we do business. This could decrease the demand for our services, increase our cost of doing business, increase the costs of products sold through the Internet or otherwise have a material adverse effect on our business, results of operations and financial condition.

     There are certain various issues being discussed by the accounting profession and the Securities and Exchange Commission that would affect Internet companies accounting policies with regards to revenue recognition, barter transactions, impression guarantees as they relate to advertising contracts, coupon and promotional expenses and customer acquisition costs. While these discussions remain in the preliminary stages as of now, we cannot predict the impact that certain proposed changes would have on our results of operations, our financial condition or our stock price.

WE  MAY  BE  EXPOSED  TO  LIABILITY  FOR  INFORMATION   RETRIEVED  FROM  OR
TRANSMITTED OVER THE INTERNET OR FOR PRODUCTS SOLD OVER THE INTERNET.

     Users may access content on our websites or the websites of our distribution partners or other third parties through website links or other means, and they may download content and subsequently transmit this content to others over the Internet. This could result in claims against us based on a variety of theories, including defamation, obscenity, negligence, copyright, trademark infringement or the wrongful actions of third parties. Other theories may be brought based on the nature, publication and distribution of our content or based on errors or false or misleading information provided on our websites. Claims have been brought against online services in the past and we have received inquiries from third parties regarding these matters. The claims could be material in the future. We could also be exposed to liability for third party content posted by members on their personal web pages or by users in our chat rooms or on our bulletin boards.

     Additionally, we offer e-mail service, which a third party provides. The e-mail service may expose us to potential liabilities or claims resulting from unsolicited e-mail, lost or misdirected messages, fraudulent use of e-mail or delays in e-mail service. We also enter into agreements with commerce partners and sponsors under which we are entitled to receive a share of any revenue from the purchase of goods and services through direct links from our sites. After the shop.theglobe.com acquisition in February 1999, we also began selling products directly to consumers. We increase our electronic commerce capabilities through our acquisition of Chips & Bits, Inc. Those arrangements may expose us to additional legal risks, regulations by local, state, federal and foreign authorities and potential liabilities to consumers of these products and services, even if we do not ourselves provide these products or services. We cannot assure you that any indemnification that may be provided to us in some of these agreements with these parties will be adequate. Even if these claims do not result in our liability, we could incur significant costs in investigating and defending against these claims. The imposition of potential liability for information carried on or disseminated through our systems could require us to implement measures to reduce our exposure to liability. Those measures may require the expenditure of substantial resources and limit the attractiveness of our services. Additionally, our insurance policies may not cover all potential liabilities to which we are exposed.

WE MAY HAVE TROUBLE EXPANDING INTERNATIONALLY.

     A part of our strategy is to expand into foreign markets. In April 1999, we acquired Attitude Network, Ltd., which operates Games Domain.com, Kids Domain.com and Console Domain.com through a wholly-owned U.K. subsidiary. We have not previously operated internationally. Additionally, we may not be completely familiar with U.K. law and its ramifications on our business. There can be no assurance that the Internet or our community model will become widely accepted for advertising and electronic commerce in any international markets. To expand overseas we intend to seek to acquire additional websites and enter into relationships with foreign business partners.

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

VARIOUS STOCKHOLDERS, INDIVIDUALLY OR IN THE AGGREGATE, MAY CONTROL US.

     Michael S. Egan, our Chairman, beneficially owns or controls, directly or indirectly, 9,844,606 shares of our Common Stock which in the aggregate represents approximately 28% of the outstanding shares of our Common Stock. Todd V. Krizelman and Stephen J. Paternot, our Co-Chief Executive Officers, together, beneficially own 12% of the outstanding shares of Common Stock. Accordingly, Mr. Egan would likely be able to exercise significant influence in any stockholder vote, particularly if Messrs. Krizelman and Paternot support his position. Yale and Christina Brozen, the former owners of Chips & Bits, Inc. and Strategy Plus, Inc., beneficially own approximately 6% of the outstanding shares of Common Stock as tenants in the entirety.

     Messrs. Egan,  Krizelman,  Paternot and Edward A. Cespedes and Rosalie
V. Arthur, each of whom is a director of our company, and we have entered into a stockholders' agreement. As a result of the stockholders' agreement, Mr. Egan has agreed to vote for up to two nominees of Messrs. Krizelman and Paternot to the board of directors and Messrs. Krizelman and Paternot have agreed to vote for the nominees of Mr. Egan to the board, which will be up to five directors. Consequently, Messrs. Egan, Krizelman and Paternot will likely be able to elect a majority of our directors. Additionally, each party other than Mr. Egan has granted an irrevocable proxy with respect to all matters subject to a stockholder vote to Dancing Bear Investments, Inc., an entity controlled by Mr. Egan, for any shares held by that party received upon the exercise of outstanding warrants for 400,000 shares of our Common Stock. The stockholders' agreement also provides for tag-along and drag-along rights in connection with any private sale of these securities.

THE YEAR 2000 ISSUE MAY AFFECT OUR OPERATIONS.

     Year 2000 issues related to non-compliant information technology systems or non-information technology systems operated by us or by third parties may affect us. We have completed our assessment of our internal and external third-party information technology systems and non-information technology systems and a test of the information technology systems that support our websites. We have not experienced any Year 2000 related issues to date with our internal systems or external third party systems on which we rely. We do not anticipate any Year 2000 problems, although we cannot assure you that this will be the case. We have not incurred any material costs in relation to the evaluation and assessment of its Year 2000 compliance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Impact of the Year 2000."

     A failure could prevent us from operating our business, prevent users from accessing our websites, or change the behavior of advertising customers or persons accessing our websites. We believe that the primary business risks, in the event of a failure, would include, but not be limited to:

     o    lost advertising revenues;

     o    increased operating costs;

     o    loss of customers or persons accessing our websites;

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

     o    failure to meet analysts estimates;

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

THE SALE OF SHARES ELIGIBLE FOR FUTURE SALE IN THE OPEN MARKET COULD DEPRESS OUR STOCK PRICE.

     Sales of significant amounts of Common Stock in the public market in the future, the perception that sales will occur or the registration of such shares could materially and adversely affect the market price of the Common Stock or our future ability to raise capital through an offering of our equity securities. We currently have approximately 17,318,389 shares of Common Stock that are freely tradable. Approximately 7,864,034 shares of Common Stock are held by our "affiliates," within the meaning of the Securities Act of 1933, and are currently eligible for sale in the public market subject to volume limitation. In connection with our acquisition of Attitude Network, Ltd., approximately 1,570,922 shares will become eligible for sale in the public market without restriction in April 2000. Additionally, as a result of the acquisitions of the web hosting assets of Webjump.com and Chips & Bits, Inc. and Strategy Plus, Inc., approximately $9.5 million and $5.0 million, respectively, of Common Stock could potentially become eligible for sale in the public market as soon as April 2000. The potential sale of Common

Stock is subject to demand registration agreements executed in connection with the acquisitions. The number of shares to be sold is dependant on the average market price of Common Stock for the five days preceding the sale. The remaining shares are eligible for sale without restriction in November 2000 and March 2001, respectively. In connection with our distribution agreement with Sportsline.com, Inc., 699,281 shares will become eligible for sale in the public market without restriction in February 2001.

     There are outstanding options to purchase 4,546,049 shares of Common Stock which become eligible for sale in the public market from time to time depending on vesting and the expiration of lock-up agreements. The issuance of these securities are registered under the Securities Act. In addition, there are outstanding warrants to purchase up to 4,011,534 shares of our Common Stock upon exercise. Substantially all of our stockholders holding restricted securities, including shares issuable upon the exercise of warrants to purchase our Common Stock, are entitled to registration rights under various conditions.

ANTI-TAKEOVER  PROVISIONS  AFFECTING US COULD  PREVENT OR DELAY A CHANGE OF
CONTROL.

     Provisions of our charter, by-laws and stockholder rights plan and provisions of applicable Delaware law may:

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Collection Risks. Our accounts receivables are subject, in the normal course of business, to collection risks. Although the Company regularly assesses these risks and has policies and business practices to mitigate the adverse effects of collection risks, significant losses may result due to the non-payment of receivables by our advertisers.

     Interest Rate Risk. Our return on its investments in cash and cash equivalents and short-term investments is subject to interest rate risks. We regularly assesses these risks and has established policies and business practices to manage the market risk of its short-term securities.

     Foreign Currency Risk. We transact business in the United Kingdom. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. The effect of foreign currency exchange rate fluctuations for 1999 was not material. We do not use derivative financial instruments to limit our foreign currency risk exposure.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                          PAGE

     Independent Auditors' Report..................................  48

     Consolidated Balance Sheets as of December 31, 1999 and 1998..  49

     Consolidated  Statements  of  Operations  for each of the
     years in the three year period ended December 31, 1999........  50

     Consolidated Statements of Stockholders' Equity and
     Comprehensive Loss for each of the years in the three year period ended December 31, 1999................................  51

     Consolidated  Statements  of Cash  Flows  for each of
     the years in the three year period ended December 31, 1999....  52

     Notes to Consolidated Financial Statements....................  53


     Financial Statement Schedule:

     II   - Valuation and Qualifying  Accounts for
            each of the years in the three year period
            ended December 31, 1999                            Exhibit 99.1

     All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

                        INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
theglobe.com, inc.:

     We have audited the accompanying consolidated balance sheets of theglobe.com, inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of theglobe.com, inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                                      /s/ KPMG LLP


New York, New York
January 28, 2000

                              THEGLOBE.COM, INC.

                         CONSOLIDATED BALANCE SHEETS
                                                                  DECEMBER 31,
                                                         -----------------------------
                                                             1999             1998
                                                         ------------     ------------
                        ASSETS
Current assets:
   Cash and cash equivalents..........................   $ 36,585,998     $ 29,250,572
   Short-term investments.............................     19,288,627          898,546
   Accounts receivable, less allowance for doubtful
     accounts of $1,408,092 and $300,136 in 1999 and
     1998, respectively...............................      4,219,716        2,004,875
   Prepaid and other current assets...................      2,164,937          678,831
                                                         ------------     ------------
       Total current assets...........................     62,259,278       32,832,824
Property and equipment, net...........................      9,464,291        3,562,559
Restricted investments................................      3,657,497        1,734,495
Goodwill and intangible assets, net...................     63,462,251               --
                                                         ------------     ------------
      Total assets....................................   $138,843,317     $ 38,129,878
                                                         ============     ============
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable...................................   $  2,722,017     $  2,614,445
   Accrued expense....................................      2,439,369          817,463
   Accrued compensation...............................      1,610,445          691,279
   Deferred revenue...................................        565,919          673,616
   Current installments of obligations under capital
     leases...........................................      1,956,982        1,026,728
                                                         ------------     ------------
      Total current liabilities.......................      9,294,732        5,823,531
Obligations under capital leases, excluding current
   installments.......................................      2,200,895        2,005,724
Deferred rent.........................................        438,263               --
Stockholders' equity:
Preferred stock, $.0.001 par value; 3,000,000 shares
     authorized; no shares issued and outstanding
     at December 31, 1999 and 1998, respectively                   --               --
   Common stock, $0.001 par value; 100,000,000 shares
     authorized; 27,770,918 and 20,624,512 shares
     issued and outstanding at December 31, 1999 and
     1998, respectively...............................         27,771           20,625
   Additional paid-in capital.........................    197,307,293       50,904,181
   Deferred compensation..............................       (269,307)        (128,251)
   Accumulated other comprehensive loss...............       (109,462)         (50,006)
   Accumulated deficit................................    (70,046,868)     (20,445,926)
                                                         ------------     ------------
      Total stockholders' equity......................    126,909,427       30,300,623
Commitments and contingencies.........................
                                                         ------------     ------------
      Total liabilities and stockholders' equity......   $138,843,317     $ 38,129,878
                                                         ============     ============

        See accompanying notes to consolidated financial statements.


                             THEGLOBE.COM, INC.

                   CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          YEAR ENDED DECEMBER 31,
                                             ----------------------------------------------
                                                 1999             1998             1997
                                             ------------     ------------     ------------
Revenues.................................    $ 18,640,960     $  5,509,818     $    770,293
Cost of revenues.........................       8,547,514        2,136,151          257,206
                                             ------------     ------------     ------------
      Gross profit.......................      10,093,446        3,373,667          513,087
Operating expenses:
   Sales and marketing...................      19,352,022        9,401,403        1,414,849
   Product development...................      10,488,190        2,632,613          153,667
   General and administrative............      12,164,650        6,828,134        2,827,591
   Non-recurring charge..................              --        1,370,250               --
   Amortization of goodwill and
     intangible assets...................      20,459,526               --               --
                                             ------------     ------------     ------------
      Total operating expenses...........      62,464,388       20,232,400        4,396,107
                                             ------------     ------------     ------------
      Loss from operations...............     (52,370,942)     (16,858,733)      (3,883,020)
Other income (expense):
   Interest and dividend income..........       2,485,293        1,083,400          334,720
   Interest and other expense............        (780,654)        (191,389)              --
                                             ------------     ------------     ------------
      Total other income, net............       1,704,639          892,011          334,720
                                             ------------     ------------     ------------
      Loss before provision for income
        taxes and extraordinary item.....     (50,666,303)     (15,966,722)      (3,548,300)
Provision for income taxes...............         290,337           78,918           36,100
                                             ------------     ------------     ------------
      Loss before extraordinary item.....     (50,956,640)     (16,045,640)      (3,584,400)
Extraordinary item-gain on early
        retirement of debt...............       1,355,698               --               --
                                             ------------     ------------     ------------
      Net loss...........................    $(49,600,942)    $(16,045,640)    $ (3,584,400)
                                             ============     ============     ============
Basic and diluted net loss per share:
  Loss before extraordinary item.........    $      (2.06)    $      (3.37)    $      (1.56)
  Extraordinary item-gain on early
    retirement of debt...................    $       0.06     $         --     $         --
                                             ------------     ------------     ------------
  Net loss...............................    $      (2.00)    $      (3.37)    $      (1.56)
                                             ============     ============     ============
Weighted average basic and diluted
    shares outstanding...................      24,777,444        4,762,280        2,293,546
                                             ============     ============     ============

        See accompanying notes to consolidated financial statements.

                               theglobe.com, inc.

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

                                                                                             Other
                                                                     Additional  Deferred   compreh-                     Total
                                                                      paid-in     compen-    ensive    Accumulated   stockholders'
                                 Convertible        Common stock      capital     sation      loss       deficit         equity
                               preferred stock    ----------------  ------------ --------- ---------- -------------- -------------
                              ----------------
                              Shares    Amount    Shares    Amount
                              ------    ------    ------    ------

Balance at December 31,
   1996..................     2,759,940  $2,760   2,250,000  $2,250   $1,627,421  $(21,053)   $    --      $(815,886)   $  795,492
Net loss.................           --       --         --       --          --        --          --     (3,584,400)   (3,584,400)
Net unrealized loss on
   securities............           --       --         --       --          --        --     (41,201)            --       (41,201)
                                                                                                                      ------------
   Comprehensive loss....                                                                                               (3,625,601)
                                                                                                                      ------------

Issuance of Series C
   convertible preferred
   stock.................       140,000     140         --       --      279,860       --          --             --       280,000
Exercise of stock options           --       --      58,542      59        4,448       --          --             --         4,507
Issuance of Series D
   convertible preferred
   stock, net of expense
   of $130,464...........            51      --         --       --   19,869,536       --          --             --    19,869,536
Deferred compensation....           --       --         --       --      83,095   (83,095)         --             --            --
Amortization of deferred
   compensation..........           --       --         --       --          --    28,115          --             --        28,115
                             ---------- -------  ---------- -------  -----------  --------  ---------  -------------  ------------
Balance at December 31,
   1997..................     2,899,991   2,900   2,308,542   2,309   21,864,360  (76,033)    (41,201)    (4,400,286)   17,352,049
Net loss.................           --       --         --       --          --        --          --    (16,045,640)  (16,045,640)
Net unrealized loss on
   securities............           --       --         --       --          --        --      (8,805)            --        (8,805)
                                                                                                                      ------------
   Comprehensive loss....                                                                                              (16,054,445)
                                                                                                                      ------------
Deferred compensation....           --       --         --       --      118,125  (118,125)        --             --            --
Amortization of deferred
   compensation..........           --       --         --       --          --     65,907         --             --        65,907
Issuance of common stock
   in connection with
   exercise of stock
   options...............           --       --     398,166     398      254,619       --          --             --       255,017
Conversion of preferred
   stock in connection
   with the Company's
   IPO...................    (2,899,991) (2,900) 10,947,470  10,947       (8,047)      --          --             --            --
Non-cash compensation....           --       --       7,000       7       31,493       --          --             --        31,500
Issuance of common stock
   in connection with the
   Initial Public
   Offering, net of
   offering costs........           --       --   6,963,334   6,964   27,273,381       --          --             --    27,280,345
Transfer of warrants from
   significant shareholder
   to officers...........           --       --         --       --    1,370,250       --          --             --     1,370,250
                             ---------- -------  ---------- -------  -----------  --------  ---------  -------------  ------------
Balance at December 31,
   1998 .................           --       --  20,624,512  20,625   50,904,181  (128,251)   (50,006)   (20,445,926)   30,300,623
Net loss.................           --       --         --       --          --        --                (49,600,942)  (49,600,942)
Net unrealized loss on
  securities.............           --       --         --       --          --        --     (58,923)            --       (58,923)
Foreign currency
  translation
  adjustment.............           --       --         --       --          --        --        (533)            --          (533)
                                                                                                                      ------------
   Comprehensive loss....                                                                                              (49,660,398)
                                                                                                                      ------------
Deferred compensation....           --       --         --       --     251,622   (251,622)        --             --            --
Amortization of deferred
  compensation...........           --       --         --       --          --    110,566         --             --       110,566
Issuance of common stock
   in connection with
   exercise of stock
   options...............           --       --     175,480     175      417,286       --          --             --       417,461
Issuance of common stock
   in connection with
   Employee Stock Purchase
   Plan..................           --       --       7,200       7       75,042       --          --             --        75,049
Issuance of common stock
   in connection with
   exercise of warrants..           --       --     100,000     100      145,286       --          --             --       145,386
Issuance of common stock
   in connection with
   acquisitions..........           --       --   3,363,726   3,364   80,472,172       --          --             --    80,475,536
Issuance of common stock
   in connection with
   Secondary Public
   Offering, net of
   offering costs........           --       --   3,500,000   3,500   65,009,935       --          --             --    65,013,435
Non-cash compensation....           --       --         --       --       31,769       --          --             --        31,769
                             ---------- -------  ---------- -------  -----------  --------  ---------  -------------  ------------
Balance at December 31,
 1999....................           --  $    --  27,770,918 $27,771 $197,307,293 $(269,307) $(109,462)  $(70,046,868) $126,909,427
                             ========== =======  ========== =======  ===========  ========  =========  =============  ============

        See accompanying notes to consolidated financial statements.

                               theglobe.com, inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Year ended
                                                                                   December 31,
                                                                  ----------------------------------------------
                                                                      1999             1998              1997
                                                                  ------------      ------------     -----------
Cash flows from operating activities:

   Net loss.................................................      $(49,600,942)     $(16,045,640)    $(3,584,400)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
       Depreciation and amortization........................       23,004,644           715,410           60,210
       Transfer of stock warrants from significant
         shareholder to officers............................               --         1,370,250               --
       Non-cash compensation................................           31,769            31,500               --
       Amortization of deferred compensation................          110,566            65,907           28,115
       Loss on disposal of equipment........................           99,179                --               --
       Amortization of debt discount........................          147,012                --               --
       Gain on early retirement of debt.....................       (1,355,698)               --               --
         Deferred rent......................................          438,263                --               --
     Changes in operating assets and liabilities:

       Accounts receivable, net.............................       (1,896,755)       (1,750,666)        (188,081)
       Prepaid and other current assets.....................       (1,356,820)         (678,831)           2,377
       Other assets.........................................               --             7,657               --
       Accounts payable.....................................         (502,479)        2,218,065          265,902
       Accrued expenses.....................................          525,654           492,009          310,220
       Accrued compensation.................................          919,166          (457,720)       1,148,999
       Deferred revenue.....................................         (654,472)          560,326           81,146
                                                                  ------------      ------------     -----------
     Net cash used in operating activities..................      (30,090,913)      (13,471,733)      (1,875,512)
                                                                  ------------      ------------     -----------


Cash flows from investing activities:

   Purchase of securities...................................      (30,135,867)               --      (13,044,374)
   Proceeds from sale of securities.........................       11,686,864        12,095,822               --
   Purchases of property and equipment......................       (5,556,647)         (730,359)        (119,984)
   Payment of security deposits.............................       (1,898,897)       (1,734,495)              --
   Cash acquired from acquisitions, net of cash paid........          552,159                --               --
                                                                  ------------      ------------     -----------
     Net cash (used in) provided by investing activities....      (25,352,388)        9,630,968      (13,164,358)
                                                                  ------------      ------------     -----------

Cash flows from financing activities:

   Payments of long-term debt...............................       (1,379,738)               --               --
   Payments under capital lease obligations.................       (1,492,333)         (315,316)              --
   Proceeds from exercise of common stock options and warrants        562,847           255,017            4,507
   Net proceeds from issuance of common stock...............       65,088,484        27,280,345               --
   Payment of financing costs...............................               --                --         (130,464)
   Proceeds from issuance of convertible preferred Series C
     stock..................................................               --                --          280,000
   Proceeds from issuance of convertible preferred Series D
     stock..................................................               --                --       20,000,000
                                                                  ------------      ------------     -----------
       Net cash provided by financing activities............       62,779,260        27,220,046       20,154,043
                                                                  ------------      ------------     -----------
       Net change in cash and cash equivalents..............        7,335,958        23,379,281        5,114,173
       Effect of exchange rate changes on cash and cash
         equivalents........................................             (533)               --               --
Cash and cash equivalents at beginning of period............       29,250,572         5,871,291          757,118
                                                                  ------------      ------------     -----------
Cash and cash equivalents at end of period..................      $36,585,998       $29,250,572      $ 5,871,291
                                                                  ============      ============     ===========

Supplemental  disclosure of cash flow  information:

Cash paid during the period for:
     Interest...............................................      $   534,458       $   123,724      $        --
                                                                  ============      ============     ===========

     Income taxes...........................................      $   209,723       $    69,890      $        --
                                                                  ============      ============     ===========
Supplemental disclosure of non-cash transactions:

   Equipment acquired under capital leases..................      $ 2,545,134       $ 3,221,769      $   126,000
                                                                  ============      ============     ===========

          See accompanying notes to consolidated financial statements.


                             THEGLOBE.COM, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         DECEMBER 31, 1999 AND 1998


(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  Description of the Company

     theglobe.com, inc. (the "Company" or "theglobe") was incorporated on May 1, 1995 (inception) and commenced operations on that date. theglobe.com is an online property with registered members and users in the United States and abroad. theglobe's users are able to personalize their online experience by publishing their own content and interacting with others having similar interests. The Company's primary revenue source is the sale of advertising, with additional revenues generated through the development and sale of sponsorship placements within our websites, the sale of merchandise through our online store, electronic commerce revenue shares and, to a lesser extent, membership service fees for the sale of enhanced services.

     The Company's business is characterized by rapid technological change, new product development and evolving industry standards. Inherent in the Company's business are various risks and uncertainties, including its limited operating history, unproven business model and the limited history of commerce on the Internet. The Company's success may depend, in part, upon the emergence of the Internet as a communications medium, prospective product development efforts and the acceptance of the Company's community solutions by the marketplace.

     (b)  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries from their respective dates of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

     (c)  Cash and Cash Equivalents

     The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. Cash equivalents were $30.2 million at December 31, 1999 and consisted of government securities. Cash equivalents were $3.0 million as of December 31, 1998 and consisted of corporate bonds and mutual funds.

     (d)  Short-term Investments

     The Company accounts for its short-term investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 establishes the accounting and reporting requirements for all debt securities and for investments in equity securities that have readily determinable fair market value. All short-term marketable securities must be classified as one of the following: held-to-maturity, available-for-sale or trading securities. The Company's short-term investments consist of both held-to-maturity and available-for-sale securities. The Company's held-to-maturity securities are carried at amortized cost in the statement of financial position. The amortization of the discount or premium that arises at acquisition is included in earnings. The Company's available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. Unrealized gains and losses are computed on the basis of the specific identification method. Realized gains, realized losses and declines in value judged to be other-than-temporary, are included in other income (expense). The cost of available-for-sale securities sold are based on the specific-identification method and interest earned is included in net income.

     At December 31, 1999 and 1998, the fair value of the Company's available-for-sale securities approximated cost and unrealized gains and losses were not material. The Company's short-term investments were comprised of the following at December 31, 1999 and 1998:

                                                    DECEMBER 31,
                                              ------------------------
                                                 1999         1998
                                              ------------  ----------
                                                   (IN THOUSANDS)
        Available-for-sale securities........  $  2,889       $    --
        Held-to-maturity securities..........    16,400           899
                                               --------       -------
             Short-term investments..........  $ 19,289       $   899
                                               ========       =======

     (e)  Property and Equipment

     Property and equipment is stated at cost, net of accumulated depreciation and amortization. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the related assets, generally three to five years for equipment and five to seven years for furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Equipment under capital leases is stated at the present value of minimum lease payments and is amortized using the straight-line method over the estimated useful lives of the assets.

     (f)  Restricted Investments

     At December 31, 1999 and 1998, restricted investments included security deposits held in Certificates of Deposit and other interest bearing accounts as collateral for certain capital lease equipment and office space leases. In 1999, the Company pledged approximately $1.5 million as collateral in connection with its office space at 120 Broadway in New York City.

     (g)  Goodwill and Intangible Assets

     Goodwill and intangible assets primarily relate to the Company's acquisitions accounted for under the purchase method of accounting, or purchase of intangible assets. Under the purchase method of accounting, the excess of the purchase price over the identifiable net tangible assets of the acquired entity is recorded as identified intangible assets and goodwill. Goodwill and intangible assets is stated at cost, net of accumulated amortization, and is being amortized using the straight-line method over the expected period of benefit ranging from 2 to 3 years (3 years for goodwill). As of December 31, 1999, accumulated amortization was $20.5 million.

     (h)  Impairment of Long-Lived Assets

     The Company reviews its long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the expected future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. To date, no such impairment has been recorded.

     (i)  Fair Value of Financial Instruments

     The carrying amount of certain of the Company's financial instruments, including cash, cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and deferred revenue, approximate their fair value at December 31, 1999 and 1998 because of their short maturities. The carrying amount of the Company's capital lease obligations approximate their fair value based upon the implicit interest rate of the leases.

     (j)  Income Taxes

     The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated results of operations in the period that the tax change occurs. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

     (k)  Revenue Recognition

     The Company's revenues are derived principally from the sale of advertisements under short-term contracts. To date, the duration of the Company's advertising commitments has generally averaged from one to three months. Advertising revenues are recognized ratably in the period in which the advertisement is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Company obligations typically include the guarantee of a minimum number of "impressions", defined as the number of times that an advertisement appears in pages viewed by the users of the Company's online properties. Payments received from advertisers prior to displaying their advertisements on its sites are recorded as deferred revenues and are recognized as revenue ratably when the advertisement is displayed. To the extent minimum guaranteed impressions levels are not met, we defer recognition of the corresponding revenues until guaranteed levels are achieved.

     The Company also derives other revenues from the development and sale of sponsorship placements within its websites, sales of merchandise from its online department store, acquired in February 1999 in connection with shop.theglobe.com, e-commerce revenue shares and membership service fees from the sale of enhanced services. Development fees related to the sale of sponsorship placements on our websites are recognized as revenue once the related activities have been performed. Merchandise sales from the online store are recognized as revenue when the product is shipped to the customer. Freight out costs are included in net sales and have not been significant to date. The Company provides an allowance for merchandise sold through its online store. The allowance provided to date has not been significant. Revenues from the Company's share of the proceeds from its e-commerce partners' sales are recognized upon notification from its partners of sales attributable to the Company's sites. Membership service fees are deferred and recognized ratably over the term of the subscription period. Other revenues accounted for 20%, 11% and 23% of revenues for the years ended December 31, 1999, 1998 and 1997, respectively.

     The Company trades advertisements on its web properties in exchange for advertisements on the Internet sites of other companies. Barter revenues and expenses are recorded at the fair market value of services provided or received, whichever is more readily determinable in the circumstances. Revenue from barter transactions is recognized as income when advertisements are delivered on the Company's web properties. Barter expense is recognized when the Company's advertisements are run on other companies' websites, which typically occurs in the same period in which barter revenue is recognized. Barter revenues and expenses represented 5%, 2% and 22% of revenues for the years ended December 31, 1999, 1998 and 1997, respectively.

     (l)  Advertising

     Advertising costs are expensed as incurred and are included in sales and marketing expense. The value of promotional coupons issued to customers is expensed when redeemed and is included in sales and marketing expense. Advertising costs were $8.7 million, $7.3 million and $1.1 million for the years ended December 31, 1999, 1998 and 1997, respectively. The value of promotional coupons was not material for the year ended December 31, 1999 and the Company did not issue coupons for the years ended December 31, 1998 and 1997.

     (m)  Product Development

     Product development expenses include professional fees, staff costs and related expenses associated with the development, testing and upgrades to the Company's website as well as expenses related to its editorial content and community management and support. Product development costs and enhancements to existing products are charged to operations as incurred. During 1998, the Company adopted the American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. It also provides guidance on the capitalization of costs uncurred during the application development stage for computer software developed or obtained for internal use. As of December 31, 1999, the Company capitalized approximately $1.3 million in connection with the Company's back office systems.

     (n)  Stock-Based Compensation

     The Company has adopted Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 allows entities to continue to apply the provisions of Accounting Principle Board Opinion No. 25 ("APB 25") and provide pro forma net earnings disclosures for employee stock option grants if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion 25 and provide the pro forma disclosure provisions of SFAS 123.

     (o)  Net Loss Per Common Share

     The Company adopted Statement of Financial Accounting Standard No. 128, "Computation of Earnings Per Share," ("SFAS 128") during the year ended December 31, 1997. In accordance with SFAS 128 and the SEC Staff Accounting Bulletin No. 98, basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the conversion of the Convertible Preferred Stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the Treasury Stock method); common equivalent shares are excluded from the calculation if their effect is anti-dilutive.
Pursuant to SEC Staff Accounting Bulletin No. 98, common stock and convertible preferred stock issued for nominal consideration, prior to the anticipated effective date of an IPO, are required to be included in the calculation of basic and diluted net loss per share, as if they were outstanding for all periods presented. To date, the Company has not had any issuances or grants for nominal consideration.

     Diluted loss per share has not been presented separately, as the outstanding stock options, warrants and contingent stock purchase warrants are anti-dilutive for each of the periods presented.

     Diluted net loss per common share for the years ended December 31, 1999, 1998 and 1997 does not include the effects of options to purchase 4,301,887, 2,830,242 and 1,443,958 shares of Common Stock, respectively; warrants to purchase 4,011,534, 4,046,018 and 3,522,732 shares of Common Stock, respectively; and -0-, -0- and 9,906,654 shares of convertible preferred stock on an "as if" converted basis, respectively.

     (p)  Comprehensive Income

     In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income generally represents all changes in shareholders' equity during the period except those resulting from investments by, or distributions to, shareholders. The Company's comprehensive loss was approximately $49.7 million, $16.1 million and $3.7 million and for the years ended December 31, 1999, 1998 and 1997, respectively. The Company's other comprehensive loss items for the year ended December 31, 1999 were approximately $59,000 of net unrealized losses related to its short-term investments and a $1,000 loss related to its foreign currency translation adjustment. The other comprehensive loss item for the years ended December 31, 1998 and 1997 was $9,000 and $41,000, respectively, and represented the Company's net unrealized losses on its short-term investments.

     (q)  Use of Estimates

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

     (r)  Concentration of Credit Risk

     Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and trade accounts receivable. The Company invests its cash and cash equivalents and short-term investments among a diverse group of issuers and instruments. The Company performs periodic evaluations of these investments and the relative credit standings of the institutions with which it invests. At certain times, the Company's cash balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits.

     The Company's customers are primarily concentrated in the United States. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information; to date, such losses have been within management's expectations.

     For the year ended December 31, 1999, there were no customers that accounted for over 10% of revenues generated by the Company. The Company had one customer that represented more than 10% of accounts receivable as of December 31, 1999.

     For the year ended December 31, 1998, there were no customers that accounted for over 10% of revenues generated by the Company, or of accounts receivable at December 31, 1998.

     For the year ended December 31, 1997, there were no customers that accounted for over 10% of revenues generated by the Company.

     (s)  Segment Reporting

     During 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes annual and interim reporting standards for operating segments of a company. SFAS 131 requires disclosures of selected segment-related financial information about products, major customers and geographic areas. The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. The chief operating decision maker evaluates performance, makes operating decisions and allocates resources based on financial data consistent with the presentation in the accompanying consolidated financial statements.

     The Company's revenues have been earned primarily from customers in the United States. In addition, all significant operations and assets are based in the United States.

     (t)  Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not yet analyzed the impact of this pronouncement on its consolidated financial statements.

     (u)  Reclassifications

     Certain reclassifications have been made to prior year's consolidated financial statements to conform to the current year's presentation.

(2)  ACQUISITIONS

     a)   factorymall.com, inc.

     On February 1, 1999, theglobe formed Nirvana Acquisition Corp. ("Nirvana"), a Washington corporation and a wholly-owned subsidiary of theglobe. Nirvana was merged with and into factorymall.com, inc., a Washington corporation d/b/a Azazz ("factorymall"), with factorymall as the surviving corporation. The merger was effected pursuant to the Agreement and Plan of Merger, dated February 1, 1999, by and among theglobe, Nirvana, and factorymall and certain shareholders thereof. As a result of the merger, factorymall became a wholly-owned subsidiary of theglobe. factorymall operated Azazz, a leading interactive department store. This transaction was accounted for under the purchase method of accounting.

     The consideration paid by theglobe in connection with the merger consisted of approximately 614,104 newly issued shares of Common Stock valued at $17.5 million. In addition, options to purchase shares of factorymall's common stock, without par value, were exchanged for options to purchase approximately 82,034 shares of theglobe's Common Stock valued at $1.7 million. Warrants to purchase shares of factorymall common stock were exchanged for warrants to purchase approximately 18,810 shares of theglobe's Common Stock valued at $0.4 million. theglobe also assumed certain bonus obligations of factorymall triggered in connection with the merger that resulted in the issuance by theglobe of approximately 73,728 shares of Common Stock, valued at $2.0 million, and payment by theglobe of approximately $0.5 million in cash, which has been included as part of the total purchase price consideration. The Company also incurred expenses of approximately $0.7 million related to the merger.

     The total purchase price for this transaction was approximately $22.8 million. Of this amount, approximately $0.1 million of the purchase price was allocated to net tangible assets. The historical carrying amounts of such net tangible assets approximated their fair values. The purchase price in excess of the fair value of the net tangible assets assumed, in the amount of $22.7 million was allocated to goodwill and certain identifiable intangible assets and is being amortized using the straight-line method over its estimated useful life of 2 to 3 years (3 years for goodwill), the expected period of benefit. Factorymall's results of operations are included in the consolidated statement of operations from February 1, 1999.

     b)   Attitude Network, Ltd.

     On April 5, 1999, theglobe formed Bucky Acquisition Corp. ("Bucky"), a Delaware corporation and a wholly-owned subsidiary of theglobe. Bucky was merged with and into Attitude Network, Ltd., a Delaware corporation ("Attitude"), with Attitude as the surviving corporation. The merger was effective pursuant to the Agreement and Plan of Merger, dated April 5, 1999, which closed on April 9, 1999, by and among theglobe, Bucky, Attitude and certain shareholders thereof. As a result of the merger, Attitude became a wholly-owned subsidiary of theglobe. Attitude's properties publish games information content and include HappyPuppy, KidsDomain and GamesDomain. This transaction was accounted for under the purchase method of accounting.

     The consideration paid by theglobe in connection with the merger consisted of 1,570,922 newly issued shares of Common Stock valued at $43.1 million. In addition, options to purchase shares of Attitude's common stock were exchanged for options to purchase approximately 84,760 shares of Common Stock valued at $1.9 million. Warrants to purchase shares of Attitude common stock were exchanged for warrants to purchase approximately 46,706 shares of theglobe Common Stock valued at $1.0 million. The Company also incurred expenses of approximately $0.8 million related to the merger.

     The total purchase price for this transaction was approximately $46.8 million. Of this amount, approximately $0.2 million of the purchase price was allocated to net tangible liabilities. The historical carrying amounts of such net tangible liabilities approximated their fair values. The purchase price in excess of the fair value of the net tangible liabilities assumed in the amount of $47.0 million was allocated to goodwill and certain identifiable intangible assets and is being amortized using the straight-line method over a its estimated useful life of 3 years, the expected period of benefit. Attitude's results of operations are included in the consolidated statement of operations from April 9, 1999.

     The following unaudited pro forma consolidated financial information gives effect to the acquisitions of factorymall.com and Attitude Network, Ltd. as if they had occurred at the beginning of the respective periods presented. The unaudited pro forma consolidated financial information is not necessarily indicative of the consolidated results that would have occurred, nor is it necessarily indicative of results that may occur in the future.

                                                         DECEMBER    DECEMBER
                                                            31,         31,
                                                           1999        1998
                                                        ----------  ----------
                                                        (IN THOUSANDS, EXCEPT
                                                           PER SHARE DATA)

Revenues.............................................   $  19,032   $  7,869
Net loss.............................................     (57,016)   (47,107)
Net loss per share-basic and diluted.................   $   (2.26)  $  (6.71)
Weighted average basic and diluted shares
  outstanding........................................      25,261      7,021


     (c)  Web Hosting Assets of Webjump.com

     On November 30, 1999, Jump Acquisition LLC ("Jump LLC"), a Delaware limited liability company and a wholly owned subsidiary of theglobe, acquired all of the assets of Webjump.com ("Webjump"), a web hosting property catering primarily to small businesses and professional webmasters, from Infonent.com. The purchase of the Webjump assets was effected pursuant to an Agreement of Purchase and Sale, dated November 30, 1999, by and among theglobe, Jump LLC, Infonent.com and certain stockholders of Infonent.com. The assets acquired in connection with this transaction consisted of data, intellectual property and other physical property used in connection with the operation of Webjump's web hosting property. The Company intends to use the acquired assets to expand its own web hosting operations.

     The Company issued 1,104,972 shares of newly issued Common Stock, valued at $12.9 million, in connection with this transaction. An additional $12.5 million , payable in newly issued shares of Common Stock, is contingent based upon the attainment by the Webjump property of certain performance targets on or prior to November 30, 2000.

     In addition to the issuance of Common Stock, the Company incurred acquisition costs of $0.1 million. The aggregate purchase price of $13.0 million has been accounted for as purchased intangible assets and will be amortized using the straight-line method over an estimated useful life of 3 years, the expected period of benefit.

(3)  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                         DECEMBER    DECEMBER
                                                            31,         31,
                                                           1999        1998
                                                        ----------  ----------
                                                            (IN THOUSANDS)
Computer equipment and software, including assets
  under capital leases of $5,830 and $3,306,
  respectively.......................................   $  9,613     $ 4,299
Furniture and fixtures, including assets under
  capital leases of $42 and $42, respectively........      1,159          89
Leasehold improvements...............................      2,025          --
                                                        ----------  ----------
                                                          12,797       4,388
Less accumulated depreciation and amortization,
  including amounts related to assets under capital        3,333         825
  leases of $1,828 and $461, respectively............   ----------  ----------
   Total.............................................   $  9,464     $ 3,563
                                                        ==========  ==========


(4)  INCOME TAXES

     Income taxes for the year ended December 31, 1999 and 1998 are based solely on state and local taxes on business and investment capital.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below.

                                                          1999        1998
                                                       ----------  ----------
                                                           (IN THOUSANDS)
Deferred tax assets:
   Net operating loss carryforwards..................   $ 32,344    $ 13,412
   Allowance for doubtful accounts...................        603         138
   Depreciation......................................        151         (28)
   Issuance of warrants..............................        630         630
   Deferred compensation.............................        193          45
   Start-up costs....................................        210          --
   Deferred revenue..................................         75          --
   Other.............................................         --          97
                                                       ----------  ----------
      Total gross deferred tax assets................     34,206      14,294
Less valuation allowance.............................    (31,893)    (14,294)
                                                       ----------  ----------
      Total net deferred tax assets..................      2,313          --

Deferred tax liabilities:
   Intangible assets other than goodwill.............     (2,313)         --
                                                       ----------  ----------
      Total gross deferred tax liabilities...........     (2,313)         --
                                                       ----------  ----------
                                                        $     --    $     --
                                                       ==========  ==========


     Because of the Company's lack of earnings history, the deferred tax assets have been fully offset by a 100% valuation allowance. The valuation allowance for deferred tax assets was $31.9 million and $14.3 million as of December 31, 1999 and 1998, respectively. The net change in the total valuation allowance was $17.6 million and $12.3 million for the years ended December 31, 1999 and 1998, respectively.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Of the total valuation allowance of $31.9 million, subsequently recognized tax benefits, if any, in the amount of $5.8 million will be applied directly to contributed capital.

     At December 31, 1999, the Company had net operating loss carryforwards available for US and foreign tax purposes of $69.5 million and $1.0 million respectively. These carryforwards expire through 2019.

     Under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), the utilization of net operating loss carryforwards may be limited under the change in stock ownership rules of the Code. As a result of ownership changes which occurred in August 1997 and May 1999, the Company's operating tax loss carryforwards and tax credit carryforwards are subject to these limitations.

(5)  STOCKHOLDERS' EQUITY

     Authorized Shares

     In July 1998, the Company amended and restated its certificate of incorporation. As a result, the total number of shares which the Company is authorized to issue is 103,000,000 shares: 100,000,000 of these shares are Common Stock, each having a par value of $0.001; and 3,000,000 shares are Preferred Stock, each having a par value of $0.001.

     Common Stock

     On November 14, 1998, the Company completed its initial public offering and concurrent offering ("the offerings") directly to certain investors in which it sold 6,963,334 shares of Common Stock, including 763,334 shares in connection with the exercise of the underwriters' over-allotment option, at $4.50 per share. Upon the closing of the offerings, all of the Company's preferred stock, par value $0.001 per share (the "Preferred Stock") automatically converted into an aggregate of 10,947,470 shares of Common Stock. Net proceeds from the offerings, after underwriting and placement agent fees of $2.0 million and offering costs of $2.0 million, were $27.3 million.

     In May 1999, the Company completed a secondary public offering of 3,500,000 shares of its Common Stock at an offering price of $20.00 per share. Net proceeds to the Company amounted to $65.0 million, after underwriting discounts and offering costs of $3.5 million and $1.5 million, respectively.

     The Company issued shares of Common Stock in connection with the acquisitions of factorymall, Attitude and the web hosting assets of Webjump. The shares issued in connection with these transactions amounted to 687,832, 1,570,922 and 1,104,972, respectively. Additional shares may be issued in connection with the acquisition of the Webjump assets pending attainment of certain performance goals by November 2000.

     Certain holders of Common Stock are subject to substantial restrictions on the transfer or sale of shares and also have certain 'piggyback' and demand registration rights which, with certain exceptions, require the Company to make all reasonable efforts to include within any of the Company's registration statements to sell such securities any shares that have been requested to be so included.

     Stock Split

     On May 14, 1999, the Company effected a 2-for-1 stock split to all shareholders of record as of May 3, 1999. All share and per share information in the accompanying consolidated financial statements has been retroactively restated to reflect the effect of the stock split.

     Convertible Preferred Stock

     In April 1997, the Company amended the Series C Preferred Stock agreement in order to extend the private placement of Series C Preferred Stock to April 15, 1997. In connection with this private placement, the Company issued an additional 140,000 shares of Series C Preferred Stock at $2.00 per share for an aggregate price of $280,000 in 1997.

     In August 1997, the Company authorized and issued 51 shares of Series D Preferred Stock for an aggregate cash amount of $20,000,000 in connection with the investment by Dancing Bear Investments, Inc., an entity controlled by the Chairman, which holds a majority interest in the Company. These shares constituted 51% of the fully diluted capital stock of the Company at the time of exercise, as defined. In addition to the Series D Preferred Stock, Dancing Bear Investments, Inc. also received warrants which provided the right to purchase up to 10 shares of Series E Preferred Stock ("Series E Warrants") representing 10% of the fully diluted capital stock of the Company at the time of exercise for an aggregate purchase price of $5,882,353, if exercised in total. In connection with the Dancing Bear investment, two officers and shareholders of the Company received $500,000 each as signing bonuses in connection with their employment agreements. Such amounts were accrued for at that time and were subsequently paid in the first quarter of 1998.

     As of December 31, 1997, the Company had five series of Convertible Preferred Stock (collectively "Preferred Stock") authorized of which only four of the series were outstanding. The holders of the various series of Preferred Stock generally have the same rights and privileges. Each class of the Company's Preferred Stock is convertible into Common Stock, as defined below, and has rights and preferences which are generally more senior to the Company's Common Stock and are more fully described in the Company's amended and restated certificate of incorporation.

     The conversion rate of the Series A, B and C Preferred Stock, as defined in the original private placement agreements was the quotient obtained by dividing the applicable series' original issue price by the applicable series' conversion price. The original issue price and conversion price was $0.10 per share for Series A, $0.525 per share for Series B and $2.00 per share for Series C, as determined by negotiations among the parties. Each share of Series D and E Preferred Stock was convertible into an amount of common representing 1% of the fully diluted capital stock, as defined in the original private placement agreement. Such conversion features were determined by negotiations among the parties.

     In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, as defined, on a pari passu basis, an amount equal to $0.10 per share for Series A, $0.525 per share for Series B, $2.00 per share for Series C, $392,156.86 per share for Series D and $588,235.30 per share for Series E, would be paid out of the assets of the Company available for distribution before any such payments would be made on any shares of the Company's common shares or any other capital stock of the Company other than the Preferred Stock, plus any declared but unpaid dividends.

     Upon consummation of the initial public offerings, all of the Company's outstanding Preferred Stock was converted into 10,947,470 shares of Common Stock.

     The number of common shares that the outstanding Series E Warrants are convertible into upon exercise became fixed as a result of the consummation of the initial public offering at 4,046,018 shares. These warrants are immediately exercisable at approximately $1.45 per share. In May 1999, 100,000 shares of the Series E Warrants were exercised.

     Warrants

     In connection with the acquisitions of factorymall and Attitude, the Company assumed warrants to purchase 18,810 and 46,706 shares of Common Stock, respectively. These warrants are immediately exercisable at a weighted average exercise price of $9.16.

(6)  STOCK OPTION PLAN

     During 1995, the Company established the 1995 Stock Option Plan, which was amended (the "Amended Plan") by the Board of Directors in December 1996. Under the Amended Plan, the Board of Directors may issue incentive stock options or nonqualified stock options to purchase up to 1,332,000 common shares. Incentive stock options must be granted at the fair market value of the Company's Common Stock at the date the option is issued.

     Nonqualified stock options may be granted to officers, directors, other employees, consultants and advisors of the Company. The option price for nonqualified stock options shall be at least 85% of the fair market value of the Company's Common Stock. A committee selected by the Company's Board of Directors has the authority to approve optionees and the terms of the stock options granted, including the option price and the vesting terms. Options granted under the Amended Plan expire after a ten year period. Incentive options granted to stockholders who own greater than 10% of the total combined voting power of all classes of stock of the Company must be issued at 110% of the fair market value of the stock on the date the options are granted.

     In connection with the Dancing Bear Investments investment, the Company reserved an additional 250,000 shares of Common Stock for issuance upon the exercise of options to be granted in the future under the Amended Plan.

     In July 1998, the Company's 1998 Stock Option Plan (the "1998 Plan") was adopted by the Board of Directors and approved by the stockholders of the Company. The 1998 Plan authorized the issuance of 2,400,000 shares of Common Stock, subject to adjustment as provided in the 1998 Plan. In March 1999, the Board of Directors authorized an increase in the number of shares reserved for issuance under the 1998 Plan from 2,400,000 to 3,400,000. This increase was subsequently approved by the Company's stockholders in June 1999. The 1998

Plan provides for the grant of "incentive stock options" intended to qualify under Section 422 of the Code and stock options which do not so qualify. The granting of incentive stock options is subject to limitation as set forth in the 1998 Plan. Directors, officers, employees and consultants of the Company and its subsidiaries are eligible to receive grants under the 1998 Plan. A committee selected by the Company's Board of Directors has the authority to approve optionees and the terms of the stock options granted, including the option price and the vesting terms. Options granted under the 1998 Plan expire after a ten year period and are subject to the acceleration of vesting upon the occurrence of certain events.

     The Company applies APB Opinion No. 25 in accounting for its Amended Plan and 1998 Plan and, accordingly, compensation cost of $66,000, $66,000 and $28,000 has been recognized for stock options granted to employees below fair market value in 1999, 1998 and 1997, respectively, in the accompanying consolidated financial statements. Compensation cost recognized in connection with stock options granted to non-employees was $55,000 for the year ended December 31, 1999. There were no stock options granted to non-employees, other than directors, during 1998 and 1997.

     The Company applies APB No. 25 in accounting for its stock options granted to employees and accordingly, no compensation expense has been recognized in the consolidated financial statements (except for those options issued with exercise prices less than fair market value at date of grant). Had the Company determined compensation expense based on the fair value at the grant date for its stock options issued to employees under SFAS No. 123, the Company's net loss would have been adjusted to the pro forma amounts indicated below:

                                              1999        1998        1997
                                           ----------  ----------  ----------
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net loss -- as reported................      $49,601     $16,046     $ 3,584
                                           ==========  ==========  ==========
Net loss -- pro forma..................      $61,071     $21,290     $ 3,621
                                           ==========  ==========  ==========
Basic net loss per common share--
  as reported..........................      $ (2.00)    $ (3.37)    $ (1.56)
                                           ==========  ==========  ==========
Basic net loss per common share--
  pro forma............................      $ (2.46)    $ (4.47)    $ (1.58)
                                           ==========  ==========  ==========


     The per share weighted-average fair value of stock options granted during 1999, 1998 and 1997 was $13.85, $4.02 and $0.16, respectively, on the date of grant using the option-pricing method with the following weighted-average assumptions: 1999--risk-free interest rate 5.14%, and an expected life of four years, and a volatility of 111%; 1998--risk-free interest rate 5.00%, and an expected life of four years, and a volatility of 150%; 1997--risk-free interest rate 6.00%, and an expected life of three years. As permitted under the provisions of SFAS No. 123, and based on the historical lack of a public market for the Company's units, no factor for volatility has been reflected in the option pricing calculation for 1997.

     Stock option activity during the periods indicated is as follows:

                                                                    WEIGHTED
                                                                     AVERAGE
                                                         OPTIONS    EXERCISE
                                                         GRANTED     PRICE
                                                       ----------  ----------
Outstanding at December 31, 1996.....................    684,098      $ 0.03
Granted..............................................    823,402      $ 0.37
Exercised............................................    (58,542)     $ 0.08
Canceled.............................................     (5,000)     $ 0.41
                                                       ----------
Outstanding at December 31, 1997.....................  1,443,958      $ 0.22
Granted..............................................  1,835,100      $ 4.51
Exercised............................................   (405,166)     $ 0.63
Canceled.............................................    (43,650)     $ 0.39
                                                       ----------
Outstanding at December 31, 1998.....................  2,830,242      $ 2.93
Granted..............................................  1,823,300      $16.32
Assumed in connection with acquisitions..............    522,885      $24.80
Exercised............................................   (175,480)     $ 2.38
Canceled.............................................   (699,060)     $22.83
                                                       ----------
Outstanding at December 31, 1999.....................  4,301,887      $ 8.06
                                                       ==========     =====
Vested at December 31, 1997..........................    795,966
                                                       ==========
Vested at December 31, 1998..........................    694,346
                                                       ==========
Vested at December 31, 1999..........................  2,335,447
                                                       ==========
Options available at December 31, 1999...............    563,740
                                                       ==========


     The following table summarizes information about stock options outstanding at December 31, 1999:

                                    Options Outstanding                      Options Exercisable
                  ---------------------------------------------------  ---------------------------
                                         Weighted
                                          Average
                                         Remaining
                                        Contractual        Weighted                     Weighted
     Range of            Number            Life            Average        Number        Average
  Exercise Price      Outstanding         (years)       Exercise Price  Outstanding  Exercise Price
------------------ ----------------  ------------------ --------------  -----------  --------------
   $.01 - $.01           125,000             5.9            $ 0.01         125,000       $ 0.01
   $.05 - $.05            71,612             5.9            $ 0.05          69,612       $ 0.05
   $.20 - $.20            73,278             6.9            $ 0.20          68,478       $ 0.20
   $.35 - $.41           663,504             7.3            $ 0.36         640,304       $ 0.36
  $1.39 - $1.39           62,634             8.0            $ 1.39           6,299       $ 1.39
  $2.30 - $2.30            2,000             8.3            $ 2.30             400       $ 2.30
  $3.83 - $4.95        1,589,898             8.6            $ 4.41         955,085       $ 4.47
  $5.99 - $5.99           11,677             6.5            $ 5.99          11,677       $ 5.99
  $9.38 - $13.88         489,452             8.8            $10.87          72,052       $10.65
 $14.18 - $20.22       1,022,585             9.2            $16.56         371,712       $15.75
 $21.41 - $31.90         145,955             8.9            $23.76          14,536       $22.30
 $32.88 - $34.26          44,292             9.3            $33.73             292       $34.26
-----------------      ---------             ---            ------       ---------       ------
  $.01 - $34.26        4,301,887             8.4            $ 8.06       2,335,447       $ 4.94
=================      =========             ===            ======       =========       ======

(7)  EMPLOYEE STOCK PURCHASE PLAN

     The Company's Employee Stock Purchase Plan ("ESPP") was adopted by the Board of Directors in February 1999 and subsequently approved by the Company's stockholders in June 1999. The ESPP provides eligible employees of the Company the opportunity to apply a portion of their compensation to the purchase of shares of the Company at a 15% discount. The Company has reserved 400,000 authorized shares of Common Stock for issuance under the ESPP. As of December 31, 1999, the Company had issued approximately 7,200 shares in connection with the ESPP.

(8)  NON-RECURRING CHARGE

     The Company recorded a non-cash, non-recurring charge of $1.4 million to earnings in the third quarter of 1998 in connection with the transfer of Series E Warrants to acquire 450,000 shares of Common Stock by Dancing Bear Investments, Inc. (the Company's principal shareholder at the date of transfer) to certain officers of the Company, at an exercise price of approximately $1.45 per share. The Company accounted for such transaction as if it were a compensatory plan adopted by the Company. Accordingly, such amount was recorded as a non-cash, non-recurring compensation expense in the Company's statement of operations for services provided by such officers to the Company with an offsetting increase to additional paid-in capital. The amount of the non-cash charge was based on the difference between the fair market value at the time of the transfer ($4.50 per share) and the exercise price per warrant of approximately $1.45 per share.

(9)  EXTRAORDINARY ITEM-GAIN ON EARLY RETIREMENT OF DEBT

     In connection with the acquisition of Attitude, the Company assumed a non-interest bearing obligation, payable over 17 years, ("happypuppy note") to the former owner of the happypuppy.com website ("happypuppy"), an online property acquired by Attitude prior to its acquisition by the Company. The net present value of the happypuppy note as of the date of acquisition was approximately $2.7 million. In October 1999, in connection with the settlement of certain litigation between the Company and the former owner of happypuppy, the Company made a lump sum payment of approximately $1.4 million to the former owner of happypuppy. The $1.4 million represented full repayment of the happypuppy note. At the time of repayment, the net present value of the happypuppy note was approximately $2.8 million. Accordingly, the Company recognized an extraordinary gain of $1.4 million on the early retirement of long-term debt.

(10) COMMITMENTS & CONTINGENCIES

     (a)  Operating Leases

     The Company has several non-cancelable leases, primarily relating to the rental of certain facilities and equipment. Future minimum lease payments, by year and in the aggregate, under operating leases with initial or remaining terms in excess of one year consisted of the following at December 31, 1999:

YEAR ENDED DECEMBER 31,                                          AMOUNT
----------------------                                        -----------
2000.......................................................   $ 2,152,240
2001.......................................................     1,781,732
2002.......................................................     1,560,165
2003.......................................................     1,515,649
2004 and thereafter........................................    16,057,667
                                                              -----------
     Total minimum lease payments..........................   $23,067,453
                                                              ===========


     Rent expense under operating leases amounted to $2.4 million, $0.4 million and $0.1 million for the years ended December 31, 1999, 1998 and 1997, respectively.

     (b)  Capital Leases

     The Company has non-cancelable capital leases relating to the lease of certain property and equipment. The Company's lease obligations are collateralized by Certificates of Deposit and interest bearing accounts at December 31, 1999. Future minimum lease payments, by year and in the aggregate, under capital leases with initial or remaining terms in excess of one year consisted of the following at December 31, 1999:

                                                                  CAPITAL
   YEAR ENDED DECEMBER 31,                                        LEASES
   ----------------------                                       ----------
   2000......................................................   $2,375,259
   2001......................................................    2,096,319
   2002......................................................      390,480
   2003......................................................        1,703
   2004 and thereafter.......................................           --
                                                                ----------
         Total minimum lease payments........................    4,863,761
   Less amount representing interest (at rates ranging
     from 10.5% to 19.9%)....................................      705,884
                                                                ----------
   Present value of minimum capital lease payments...........    4,157,877
   Less current installments of obligation under capital
     leases.................................................     1,956,982
                                                                ----------
   Obligations under capital leases, excluding current
     installments...........................................    $2,200,895
                                                                ==========

     (c)  Employment Agreements

     The Company maintains employment agreements, expiring at various intervals from 2000 through 2003, with four executive officers and eight employees of the Company. The employment agreements provide for minimum salary levels, incentive compensation and severance benefits, among other items.

     (d)  Litigation

     On July 1, 1999, the Company filed a complaint in Supreme Court of the State of New York, County of New York. The lawsuit alleges that Stockplayer.com, Inc. breached advertising service agreements with the Company by failing to pay for advertising services performed by the Company. On August 13, 1999, Stockplayer.com, Inc. filed its answer denying that it breached these advertising services agreements. The answer also alleges that the Company breached alleged express and implied warranties in connection with certain information provided by the Company to Stockplayer.com. Stockplayer.com alleges that it has been damaged in an amount not less than $5,000,000. Based on our analysis, the Company believes that these allegations are without merit and plans to vigorously defend these allegations. The Company believes that it is unlikely that this claim will have a material adverse effect on the Company's consolidated financial condition or results of operations.

     From time to time the Company has been named in other claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

(11) RELATED PARTY TRANSACTIONS

     Certain officers and directors of the Company also serve as officers and directors of Dancing Bear Investments, Inc.

     In 1998, the Company entered into an electronic commerce contract with AutoNation, Inc. ("AutoNation"), (formerly doing business as Republic Industries), an entity affiliated with a Director of the Company, pursuant to which the Company granted a right of first negotiation with respect to the exclusive right to engage in or conduct an automotive "clubsite" on theglobe website through AutoNation. Additionally, AutoNation agreed to purchase advertising from the Company for a three-year period at a price which adjusted to match any more favorable advertising price quoted to a third party by the Company, excluding certain short-term advertising rates. For the years ended December 31, 1999 and 1998, the Company recognized revenue of $0.3 million and $0.1 million, respectively, in connection with the AutoNation agreement.

     Additionally in 1998, the Company entered into an electronic commerce arrangement with InteleTravel, an entity controlled by the Chairman of the Company, whereby the Company agreed to develop a web community for

InteleTravel in order for its travel agents to conduct business through theglobe in exchange for access to InteleTravel customers for distribution of the Company's products and services. For the year ended December 31, 1999, the Company recognized revenue of $0.3 million in connection with the InteleTravel agreement. There was no revenue recognized for the year ended December 31, 1998.

     In 1999, the Company entered into a community agreement with ClikVacations.com Inc., an entity controlled by the Chairman of the Company, whereby the Company agreed to co-brand certain products and services of theglobe for use on the Clik.com website. Additionally, the Company agreed to sell all advertising inventory related to these co-branded products and services in exchange for a portion of the net advertising sales. The Company recognized revenue of $0.1 million in connection with the ClikVacations.com agreement for the year ended December 31, 1999.

     The Company believes that the terms of the foregoing arrangements are on comparable terms as if they were entered into with unaffiliated third parties.

     STOCKHOLDERS' AGREEMENT

     In 1997, the Chairman, the Co-Chief Executive Officers, a Vice President and a Director of the Company and Dancing Bear Investments, Inc. (an entity controlled by the Chairman) entered into a Stockholders' Agreement (the "Stockholders' Agreement") pursuant to which the Chairman and Dancing Bear Investments, Inc. or certain entities controlled by the Chairman and certain permitted transferees (the "Chairman Group") will agree to vote for certain nominees of the Co-Chief Executive Officers or certain entities controlled by the Co-Chief Executive Officers and certain permitted transferees (the "Co-Chief Executive Officer Groups") to the Board of Directors and the Co-Chief Executive Officer Groups will agree to vote for the Chairman Group's nominees to the Board, who will represent up to five members of the Board. Additionally, pursuant to the terms of the Stockholders' Agreement, the Co-Chief Executive Officers, a Vice President and a Director have granted an irrevocable proxy to Dancing Bear Investments, Inc. with respect to any shares that may be acquired by them pursuant to the exercise of outstanding Warrants transferred to each of them by Dancing Bear Investments, Inc. Such shares will be voted by Dancing Bear Investments, Inc., which is controlled by the Chairman, and will be subject to a right of first refusal in favor of Dancing Bear Investments, Inc. upon certain private transfers. The Stockholders' Agreement also provides that if the Chairman Group sells shares of Common Stock and Warrants representing 25% or more of the Company's outstanding Common Stock (including the Warrants) in any private sale after the Offerings, the Co-Chief Executive Officer Groups, a Vice President and a Director of the Company will be required to sell up to the same percentage of their shares as the Chairman Group sells. If either the Chairman Group sells shares of Common Stock or Warrants representing 25% or more of the Company's outstanding Common Stock (including the Warrants) or the Co-Chief Executive Officer Groups sell shares or Warrants representing 7% or more of the shares and Warrants of the Company in any private sale after the Offerings, each other party to the Stockholders' Agreement, including entities controlled by them and their permitted transferees, may, at their option, sell up to the same percentage of their shares.

(12) SUBSEQUENT EVENTS-UNAUDITED

     (a)  Resignation of Co-Chief Executive Officers

     In January 2000, the Co-Chief Executive Officers announced they would be resigning their positions as Co-Chief Executive Officers of the Company, effective upon the hiring of a new Chief Executive Officer. The Company anticipates the hiring of a new Chief Executive Officer by the second quarter of 2000.

     (b)  2000 Broad Based Employee Stock Option Plan

     In February 2000, the Board of Directors adopted the 2000 Broad Based Employee Stock Option Plan (the

"2000 Plan"). The 2000 Plan authorized the issuance of 850,000 nonqualified stock options as provided in section 422 of the Internal Revenue Code. Nonqualified stock options under the 2000 Plan may be granted to directors, officers, other employees, consultants and advisors of the Company. The 2000 Plan requires that the majority of the stock options issued are to non-management employees. A committee selected by the Company's Board of Directors has the authority to approve optionees and the terms of the stock options granted, including the option price and the vesting terms. Options granted under the 2000 Plan expire after a ten year period and are subject to the acceleration of vesting upon the occurrence of certain events. As of March 2000, the Company had approximately 400,000 stock options outstanding under the 2000 Plan.

     (c)  Acquisition of Chips & Bits, Inc. and Strategy Plus, Inc.

     On February 24, 2000, CB Acquisition Corp. ("CB Merger Sub"), a Vermont corporation and a wholly-owned subsidiary of theglobe was merged with and into Chips & Bits, Inc., a Vermont corporation ("Chips & Bits"), with Chips & Bits as the surviving corporation (the "CB Merger"). Also on February 24, 2000, SP Acquisition Corp. ("SP Merger Sub"), a Vermont corporation and a wholly-owned subsidiary of theglobe, was merged with and into Strategy Plus, Inc., a Vermont corporation ("Strategy Plus"), with Strategy Plus as the surviving corporation (together with the CB Merger, the "Mergers"). The Mergers were effected pursuant to an Agreement and Plan of Merger dated as of January 13, 2000 by and among theglobe, CB Merger Sub, SP Merger Sub, Chips & Bits, Strategy Plus, Yale Brozen and Christina Brozen (the "Merger Agreement"). As a result of the Mergers, both Chips & Bits and Strategy Plus became wholly-owned subsidiaries of theglobe.

     The total purchase price of this transaction was $15.3 million. The consideration paid by the Company consisted of 1,885,125 shares of the Company's Common Stock, valued at $14.9 million, and $0.3 million. In addition, the Company assumed certain bonus obligations of Chips & Bits and Strategy Plus triggered in connection with the Mergers that resulted in the issuance of 18,852 shares of the Common Stock, valued at $0.1 million, which has been included as part of the purchase price consideration. The Company has also incurred preliminary acquisition costs of approximately $0.2 million. An additional payment of $1.3 million in newly issued shares of Common Stock is contingent upon the attainment of certain performance targets by Chips & Bits and Strategy Plus during the 2000 fiscal year.

     This transaction will be accounted for under the purchase method of accounting and the difference between the purchase price and the estimated fair value of the acquired assets and liabilities of Chips & Bits and Strategy Plus will be recorded as goodwill and other intangible assets. The goodwill and other intangible assets will be amortized over a estimated useful life of three years, the expected period of benefit.

     (e)  Sportsline.com, Inc. Partnership

     In February 2000, the Company entered into a strategic partnership with Sportsline.com, Inc. ("Sportsline"), whereby the Company will exclusively develop and operate community solutions on the Sportsline website. Under the terms of the agreement, Sportsline will receive a minimum guarantee of $5.0 million, payable in the Company's Common Stock. The total shares of Common Stock issued in connection with the agreement was 699,281. Sportsline will receive additional compensation in stock or cash, based upon the achievement of certain performance goals throughout the term of the agreement. Additionally, the Company receives the exclusive right to sell advertising, sponsorships and non-sports related e-commerce within the Sportsline community area.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information called for by Part III, Item 10, regarding the Registrant's directors is included in the our Proxy Statement relating to our annual meeting of stockholders to be held in June 2000, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Election of Directors." The Proxy Statement will be filed within 120 days of December 31, 1999, the Company's year end.

ITEM 11.  EXECUTIVE COMPENSATION

     Information called for by Part III, Item 11, is included in the our Proxy Statement relating to the our annual meeting of stockholders to be held in June 2000, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Executive Compensation." The Proxy Statement will be filed within 120 days of December 31, 1999, the Company's year end.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information called for by Part III, Item 12, is included in the our Proxy Statement relating to the our annual meeting of stockholders to be held in June 2000, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Beneficial Ownership of Shares." The Proxy Statement will be filed within 120 days of December 31, 1999, the Company's year end.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding our relationships and related transactions is available under "Certain Transactions" in our Proxy Statement relating to our annual meeting of stockholders to be held in June 2000, and is incorporated herein by reference. The Proxy Statement will be filed within 120 days of December 31, 1999, the Company's year end.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)  The following documents are filed as part of this report:

     (1)  Financial  Statements:   See  Index  to  Consolidated   Financial
          Statements at Item 8 on page 38 of this report.

     (2) Financial Statement Schedule: See Index to Consolidated Financial Statements at Item 8 on page 38 of this report.

     (3)  EXHIBITS

     The following Exhibits are attached hereto and incorporated herein by reference:

          2.1 Agreement and Plan of Merger dated as of February 1, 1999 by and among theglobe.com, inc., Nirvana Acquisition Corp., factorymall.com, inc. d/b/a Azazz, and certain selling stockholders thereof**

          2.2 Agreement and Plan or Merger dated as of April 5, 1999 by and among theglobe.com, inc., Bucky Acquisition Corp., Attitude Network, Ltd. and certain shareholders thereof***

          2.3 Agreement of Purchase and Sale as dated November 30, 1999 by and among theglobe.com, inc., Jump Acquisition LLC, Infonent.com, Inc. and certain stockholders thereof****

          2.4 Agreement and Plan of Merger dated as of January 13, 2000 by and among theglobe.com, inc., Chips & Bits, Inc., Strategy Plus, Inc., CB Acquisition Corp., SP Acquisition Corp., Yale Brozen and Tina Brozen*****

          3.1    Form  of  Fourth  Amended  and  Restated   Certificate  of
                 Incorporation of the Company*

          3.2    Form of By-Laws of the Company*

          4.1 Second Amended and Restated Investor Rights Agreement among the Company and certain equity holders of the Company, dated as of August 13, 1997*

          4.2 Amendment No.1 to Second Amended and Restated Investor Rights Agreement among the Company and certain equity holders of the Company, dated as of August 31, 1998********

          4.3 Amendment No.2 to Second Amended and Restated Investor Rights Agreement among the Company and certain equity holders of the Company, dated April 9, 1999*******

          4.4 Form of Amendment No. 3 to the Second Amended and Restated Investor Rights Agreement among the Company and certain equity holders of the Company*******

          4.5    Registration  Rights  Agreement,  dated as of September 1,
                 1998********

          4.6 Amendment No.1 to Registration Rights Agreement, dated as of April 9, 1999*******

          4.7 Specimen certificate representing shares of Common Stock of the Company*

          4.8    Amended and Restated  Warrant to Acquire  Shares of Common
                 Stock*

          4.9 Form of Rights Agreement, by and between the Company and American Stock Transfer & Trust Company as Rights Agent*

          4.10 Registration Rights Agreement among the Company and certain equity holders of the Company, dated February 1, 1999, in connection with the acquisition of factorymall.com********

          4.11 Form of Amended and Restated Registration Rights Agreement among the Company and certain equity holders of the Company in connection with the acquisition of factorymall.com*******

          4.12 Registration Rights Agreement among the Company and certain shareholders of the Company, dated April 9, 1999, in connection with the acquisition of Attitude Network, Ltd*******

          4.13 Registration Rights Agreement among the Company and certain shareholders of the Company, dated November 30, 1999, in connection with the acquisition of Webjump.com from Infonet.com, Inc.

          4.14 Registration Rights Agreement among the Company and certain shareholders of the Company, dated February 22, 1999, in connection with the acquisition of Chips & Bits, Inc. and Strategy Plus, Inc.

          9.1 Stockholders' Agreement by and among Dancing Bear Investments, Inc., Michael Egan, Todd V. Krizelman, Stephan J. Paternot, Edward A. Cespedes and Rosalie V. Arthur, dated as of February 14, 1999***

          10.1 Employment Agreement dated August 13, 1997, by and between the Company and Todd V. Krizelman*

          10.2 Employment Agreement dated August 13, 1997, by and between the Company and Stephan J. Paternot*

          10.3 Employment Agreement dated July 13, 1998, by and between the Company and Francis T. Joyce*

          10.4 Form of Indemnification Agreement between the Company and each of its Directors and Executive Officers*

          10.5 Lease Agreement dated January 12, 1999 between the Company and Broadpine Realty Holding Company, Inc.********

          10.6   200 Broad Based Stock Option Plan

          10.7   1998 Stock Option Plan, as amended*******

          10.8   1995 Stock Option Plan*

          10.9   factorymall.com,inc. 1998 Stock Option Plan******

          10.10 Form of Nonqualified Stock Option Agreement with James McGoodwin, Kevin McKeown and Mark Tucker******

          10.11  Attitude Network, Ltd. Stock Option Plan*******

          10.12  Form of Employee Stock Purchase Plan********

          10.13  License   Agreement   between   the   Company  and  Engage
                 Technologies, Inc. dated October 31, 1998********

          10.14 Employment Agreement dated August 31, 1998, by and between the Company and Dean Daniels*

          10.15 Data Center Space Lease between Telehouse International Corporation of America and the Company, dated August 24, 1998*

          23.1   Consent of KPMG LLP

          27.1   Financial Data Schedule

          99.1   Valuation and Qualifying Accounts

(b)  REPORTS ON FORM 8-K

     On October 20, 1999, we filed a Form 8-K/A under Item 2 and 7 amending the original Form 8-K filed on April 9, 1999 regarding the completion of the acquisition of Attitude Network, Ltd.

     On October 20, 1999, we filed a Form 8-K/A under Item 7 amending the original Form 8-K filed on February 1, 1999 and an amended Form 8-K/A filed on April 1, 1999 regarding the completion of the acquisition of factorymall.com.

     On November 30, 1999, we filed a Form 8-K under Item 2 and 7 regarding the acquisition of the web hosting assets of Webjump.com from Infonent.com, Inc.

-------------------------

       * Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-59751).
      ** Incorporated by reference from our report on Form 8-K filed on
         February 16, 1999.
     *** Incorporated by reference from our report on Form 8-K filed on
         April 9, 1999.
    **** Incorporated by reference from our report on Form 8-K filed on
         November 30, 1999.
   ***** Incorporated by reference from our report on Form 8-K filed on
         February 24, 2000.
  ****** Incorporated by reference from our Registration of Form S-8 (No.
         333-75503), filed on April 1, 1999.
 ******* Incorporated by reference from our registration statement on Form
         S-1 (Registration No. 333-76153).
******** Incorporated by reference on our Report Form 10-K filed March 1999.
       + Confidential treatment granted as to parts of this document.
      ++ Confidential treatment requested.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 30, 2000                   theglobe.com, inc.

                                         By /s/ Todd V. Krizelman
                                            -------------------------------
                                            TODD V. KRIZELMAN
                                            CO-CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 30th day of March, 2000.

      /s/ Michael S. Egan         Chairman
     -------------------------
          MICHAEL S. EGAN


      /s/ Todd V. Krizelman       Co-Chief Executive Officer and Director
     -------------------------
          TODD V. KRIZELMAN


      /s/ Stephan J. Paternot     Co-Chief Executive Officer, Secretary
     -------------------------    and Director
          STEPHAN J. PATERNOT


      /s/ Dean S. Daniels         President and Chief Operating Officer
     -------------------------
          DEAN S. DANIELS


      /s/ Francis T. Joyce        Vice President and Chief Financial
     -------------------------    Officer (Chief Accounting Officer)
          FRANCIS T. JOYCE


      /s/ Edward A. Cespedes      Vice President of Corporate
     -------------------------    Development and Director
          EDWARD A. CESPEDES


      /s/ Rosalie V. Arthur       Director
     -------------------------
          ROSALIE V. ARTHUR


      /s/ Henry C. Duques         Director
     -------------------------
          HENRY C. DUQUES


      /s/ Robert M. Halperin      Director
     -------------------------
          ROBERT M. HALPERIN


      /s/ H. Wayne Huizenga       Director
     -------------------------
          H. WAYNE HUIZENGA