Form 10-Q
period 2000-03-31
THEGLOBE COM INC
filed 2000-05-15
CIK 1066684

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 15, 2000

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                     OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

                            EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM _______________ TO ___________________

                        COMMISSION FILE NO. 0-25053

                             THEGLOBE.COM, INC.

           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             STATE OF DELAWARE                            14-1782422
           ----------------------                        ---------------
       (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

              120 BROADWAY
           NEW YORK, NEW YORK                                10271
         ----------------------                         --------------
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

     Yes X  No

     The number of shares outstanding of the Registrant's Common Stock, $.001 par value (the "Common Stock"), as of May 8, 2000 was 30,511,522.

                             THEGLOBE.COM, INC.

                                 FORM 10-Q

                                   INDEX

                        PART I FINANCIAL INFORMATION

                                                                       Page
                                                                       ----

     Item 1.  Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets at March
                31, 2000 (unaudited) and December 31, 1999              1

              Unaudited Condensed Consolidated Statements of
                Operations for the three months ended March
                31, 2000 and 1999                                       2

              Unaudited Condensed Consolidated Statements of
                Cash Flows for the three months ended March
                31, 2000 and 1999                                       3

              Notes to Unaudited Condensed Consolidated
                Financial Statements                                    4

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                    10

     Item 3.  Qualitative and Quantitative Disclosures about
                Market Risk                                            27


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

              A.  Exhibits
              B.  Reports on Form 8-K

     Signatures                                                       II-3


                                      PART I FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                THEGLOBE.COM, INC.
                                                       CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                           March 31,               December 31,
                                                                             2000                     1999
                                                                       -----------------         -----------------
                                                                          (unaudited)

           ASSETS
     Current assets:

       Cash and cash equivalents..............................         $      19,163,869         $      36,585,998
       Short-term investments.................................                23,845,292                19,288,627
       Accounts receivable, net...............................                 5,196,382                 4,219,716
       Prepaid and other current assets.......................                 2,998,495                 1,446,187
                                                                       -----------------         -----------------

         Total current assets.................................                51,204,038                61,540,528

     Other assets.............................................                 6,145,401                   718,750
     Restricted investments...................................                 5,157,290                 3,657,497
     Property and equipment, net..............................                10,511,689                 9,464,291
     Goodwill and other intangible assets, net................                71,864,810                63,462,251
                                                                       -----------------         -----------------

         Total assets.........................................         $     144,883,228         $     138,843,317
                                                                       =================         =================

     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities:
       Accounts payable.......................................         $       3,153,610         $       2,722,017
       Accrued expenses.......................................                 3,505,539                 2,439,369
       Accrued compensation...................................                 1,307,509                 1,610,445
       Deferred revenue.......................................                 1,216,493                   565,919
     Current portion of long-term debt and current installments
         of capital lease obligations ........................                 2,036,120                 1,956,982
                                                                       -----------------         -----------------

         Total current liabilities............................                11,219,271                 9,294,732

     Long-term debt and capital lease obligations, excluding
        current installments..................................                 1,823,192                 2,200,895
     Deferred rent............................................                   466,754                   438,263

     Stockholders' equity:
       Common stock...........................................                    30,504                    27,771
       Additional paid-in capital.............................               218,113,074               197,307,293
       Deferred compensation..................................                  (239,295)                 (269,307)
       Accumulated other comprehensive loss...................                    (4,409)                 (109,462)
       Accumulated deficit....................................               (86,525,863)              (70,046,868)
                                                                       -----------------         ------------------

         Total stockholders' equity...........................               131,374,011               126,909,427

     Commitments and contingencies............................

         Total liabilities and stockholders' equity...........         $     144,883,228         $     138,843,317
                                                                       =================         =================


 See accompanying notes to unaudited condensed consolidated financial statements.



                                               THEGLOBE.COM, INC.
                               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                   Three Months Ended
                                                                                        March 31,
                                                                       -------------------------------------------
                                                                              2000                       1999
                                                                       -------------------------------------------
                                                                                        (unaudited)

     Revenues:
       Advertising............................................         $       4,615,042         $       3,078,020
       Electronic commerce and other..........................                 2,364,143                   113,784
                                                                       -----------------         -----------------
         Total revenues.......................................                 6,979,185                 3,191,804

     Cost of revenues.........................................                 4,407,998                 1,196,350
                                                                       -----------------         -----------------

     Gross profit.............................................                 2,571,187                 1,995,454

     Operating expenses:
       Sales and marketing....................................                 5,597,098                 2,186,918
       Product development....................................                 2,967,747                 2,113,806
       General and administrative.............................                 3,211,043                 2,754,031
       Amortization of goodwill and intangible assets.........                 7,624,170                 1,360,778
                                                                       -----------------         -----------------

     Total operating expenses.................................                19,400,058                 8,415,533
                                                                       -----------------         -----------------

     Loss from operations.....................................               (16,828,871)               (6,420,079)

     Interest and other income, net...........................                   420,046                   195,626
                                                                       -----------------         -----------------

     Loss before provision for income taxes...................               (16,408,825)               (6,224,453)

     Provision for income taxes...............................                    70,170                    45,889
                                                                       -----------------         -----------------

     Net loss.................................................         $     (16,478,995)        $      (6,270,342)
                                                                       =================         ==================

     Basic and diluted net loss per share.....................         $           (0.57)        $           (0.30)
                                                                       =================         ==================

     Weighted average basic and diluted shares outstanding....                28,804,530                21,089,668
                                                                       =================         =================


                         See accompanying notes to unaudited condensed consolidated financial statements.





                             THEGLOBE.COM, INC.

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Three Months Ended
                                                                                         March 31,
                                                                       -------------------------------------------
                                                                               2000                    1999
                                                                       -------------------------------------------
                                                                                        (unaudited)

     Cash flows from operating activities:

      Net loss................................................         $     (16,478,995)        $       (6,270,342)
       Adjustments to reconcile net loss to net
        cash used in operating activities:
        Depreciation and amortization.........................                 8,559,097                 1,623,321
        Loss on sale of short-term securities.................                   134,852                        --
        Deferred rent.........................................                    28,491                   246,623
        Other.................................................                    51,695                    48,188
       Changes in operating assets and liabilities, net of effect of acquisitions:

        Accounts receivable, net..............................                    35,552                  (314,464)
        Prepaid and other current assets......................                  (803,045)                  (51,108)
        Other assets..........................................                    93,750                        --
        Accounts payable......................................                (1,490,032)                  (23,084)
        Accrued expenses......................................                 1,008,756                    59,269
        Accrued compensation..................................                  (424,487)                  (20,573)
        Deferred revenue......................................                   310,666                   (25,975)
                                                                       -----------------         -----------------

     Net cash used in operating activities....................                (8,973,700)               (4,728,145)
                                                                       -----------------         -----------------

     Cash flows from investing activities:

      Purchases of short-term securities......................                (7,202,800)              (10,796,291)
      Proceeds from sale and maturities of short-term securities               2,620,202                        --
      Purchases of property and equipment.....................                (1,663,115)                 (566,611)
      Cash paid for acquisitions, net of cash acquired........                  (374,872)                    2,511
      Payments of security deposits, net......................                (1,499,793)               (1,785,011)
                                                                       -----------------         -----------------

     Net cash used in investing activities....................                (8,120,378)              (13,145,402)
                                                                       -----------------         -----------------

     Cash flows from financing activities:

      Payments under capital lease obligations................                  (469,121)                 (232,989)
      Payments of long-term debt..............................                   (56,321)                       --
      Proceeds from exercise of common stock
       options and warrants...................................                   168,954                    97,400
      Net proceeds from issuance of common stock..............                    32,294                        --
                                                                       -----------------         -----------------

     Net cash used in financing activities....................                  (324,194)                 (135,589)
                                                                       -----------------         -----------------


     Net change in cash and cash equivalents..................               (17,418,272)              (18,009,136)


     Effect of exchange rate changes on cash and cash equivalents                 (3,857)                       --


     Cash and cash equivalents at beginning of period.........                36,585,998                29,250,572
                                                                       -----------------         -----------------


     Cash and cash equivalents at end of period...............         $      19,163,869         $      11,241,436
                                                                       =================         =================

     Supplemental disclosure of noncash transactions:

        Equipment acquired under capital leases...............         $          34,277         $         178,864
                                                                       =================         =================

                         See accompanying notes to unaudited condensed consolidated financial statements.

                             THEGLOBE.COM, INC.

       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     (1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Description of the theglobe.com

     theglobe.com, inc. (the "Company" or "theglobe") was incorporated on May 1, 1995 (inception) and commenced operations on that date. theglobe.com is an online property with registered members and users in the United States and abroad. theglobe's users are able to personalize their online experience by publishing their own content and interacting with others having similar interests. The Company's primary revenue source is the sale of advertising on its online properties, which includes the development and sale of sponsorship placements within its web sites. Additional revenues are generated through the sale of video games and related products through its online store, the sale of advertising in its games information magazine, the sale of its games information magazine through newsstands and subscriptions and electronic commerce revenue shares.

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

     (b) Principles of Consolidation

     The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries from their respective dates of acquisition (see Note 3). All significant intercompany balances and transactions have been eliminated in consolidation.

     (c) Unaudited Interim Condensed Consolidated Financial Information

     The unaudited interim condensed consolidated financial statements of the Company as of March 31, 2000 and for the three months ended March 31, 2000 and 1999 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed consolidated financial statements.

     In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2000 and the results of its operations and its cash flows for three months ended March 31, 2000 and 1999.

     The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited financial statements as of December 31, 1999, and for the three years then ended and related notes included in the Company's 10-K filed with the Securities and Exchange Commission. Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

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

     (e) Cash and Cash Equivalents

     The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. Cash equivalents were $15.7 million at March 31, 2000 and $30.2 million at December 31, 1999 and consisted of government securities.

     (f) Short-term Investments

     The Company accounts for its short-term investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 establishes the accounting and reporting requirements for all debt securities and for investments in equity securities that have readily determinable fair market value. All short-term marketable securities must be classified as one of the following: held-to-maturity, available-for-sale or trading securities. The Company's short-term investments consist of both held-to-maturity and available-for-sale securities. The Company's held-to-maturity securities are carried at amortized cost in the statement of financial position. The amortization of the discount or premium that arises at acquisition is included in earnings. The Company's available-for-sale securities are carried at fair value, with unrealized gains and losses reported as accumulated other comprehensive loss within stockholders' equity. Unrealized gains and losses are computed on the basis of the specific identification method. Realized gains, realized losses and declines in value judged to be other-than-temporary, are included in interest income (expense). The cost of available-for-sale securities sold are based on the specific-identification method and interest earned is included in earnings.

     The Company's short-term investments were comprised of the following at March 31, 2000 and December 31, 1999:

                                                                       MARCH 31,            DECEMBER 31,
                                                                          2000                  1999
                                                                   ------------------     ------------------
                                                                               (IN THOUSANDS)

                  Available-for-sale securities..................       $      --              $  2,889
                  Held-to-maturity securities....................          23,845                16,400
                                                                   --------------         -------------
                         Short-term investments..................       $  23,845              $ 19,289
                                                                        =========              ========

     At   December   31,   1999,   the   fair   value   of  the   Company's
available-for-sale securities approximated cost and unrealized gains and losses were not material.

     (g) Restricted Investments

     Restricted investments includes security deposits held in Certificates of Deposit and other interest bearing accounts as collateral for certain capital equipment and office space leases and escrow payments held as collateral in connection with certain distribution agreements. In February 2000, the Company placed into escrow approximately $1.5 million as collateral in connection with its distribution agreement with Sportsline.com, Inc. (see Note 2).

     (h) Goodwill and Intangible Assets

     Goodwill and intangible assets primarily relates to the Company's acquisitions accounted for under the purchase method of accounting, or its purchase of intangible assets. Under the purchase method of accounting, the excess of the purchase price over the identifiable net tangible assets of the acquired entity is recorded as identified intangible assets and goodwill. Goodwill and intangible assets is stated at cost, net of accumulated amortization, and is being amortized under the straight-line method over a 2 to 3 year period, the expected period of benefit (3 years for goodwill). As of March 31, 2000, accumulated amortization was $28.1 million.

     (i) Comprehensive Loss

     The Company's comprehensive loss was approximately $16.4 million and $6.3 million for the three months ended March 31, 2000 and 1999, respectively. The Company's other comprehensive loss as of March 31, 2000 included approximately $4,000 of losses related to its foreign currency translation adjustment. The Company's other comprehensive loss as of December 31, 1999 included approximately $108,000 of net unrealized losses on short-term investments and a $1,000 loss related to the Company's foreign currency translation adjustment. The decrease in accumulated other comprehensive income as of March 31, 2000 was attributable to the sale of certain of the Company's short-term investments.

     (j) Revenue Recognition

     ADVERTISING

     The Company's revenues are derived principally from the sale of online advertisements under short-term contracts. To date, the duration of the Company's online advertising commitments has generally averaged from one to three months. Online advertising revenues are recognized ratably in the period in which the advertisement is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Company obligations typically include the guarantee of a minimum number of "impressions", defined as the number of times that an advertisement appears in pages viewed by the users of the Company's online properties. Payments received from advertisers prior to displaying their advertisements on the Company's sites are recorded as deferred revenues and are recognized as revenue ratably when the advertisement is displayed. To the extent minimum guaranteed impressions levels are not met, the Company defers recognition of the corresponding revenues until guaranteed levels are achieved. The Company's online advertising revenue includes the development and sale of sponsorship placements within its web sites. Development fees related to the sale of sponsorship placements on the Company's web sites are deferred and recognized ratably as revenue over the term of the contract. The Company also derives revenue through the sale of advertisements in its games information magazine, which was acquired in February 2000. Advertising revenues for the games information magazine are recognized at the on-sale date. Advertising revenue accounted for 66% and 96% of total revenues for three months ended March 31, 2000 and 1999, respectively.

     The Company trades advertisements on its web properties in exchange for advertisements on the Internet sites of other companies. Barter revenues and expenses are recorded at the fair market value of services provided or received, whichever is more readily determinable in the circumstances. Revenue from barter transactions is recognized as income when advertisements are delivered on the Company's web properties. Barter expense is recognized when the Company's advertisements are run on other companies' web sites, which typically occurs in the same period in which barter revenue is recognized. Barter revenues and expenses represented 2% and 4% of total revenues for the three months ended March 31, 2000 and 1999, respectively.

     ELECTRONIC COMMERCE AND OTHER

     The Company derives other revenues from the sale of video games and related products through its online store, the sale of its games information magazine through newsstands and subscriptions and electronic commerce revenue shares. Sales from the online store are recognized as revenue when the product is shipped to the customer. Freight out costs are included in net sales and have not been significant to date. The Company provides an allowance for merchandise sold through its online store. The allowance provided to date has not been significant. Newsstand sales of the games information magazine are recognized at the on-sale date, net of provisions for estimated returns. Subscriptions are recorded as deferred revenue when initially received and recognized as income pro ratably over the subscription term. Revenues from the Company's share of the proceeds from its e-commerce partners' sales are recognized upon notification from its partners of sales attributable to the Company's sites. Sales through the online store accounted for 32% and 4% of total revenue for the three months ended March 31, 2000 and 1999, respectively. Sales of the Company's games information magazine through newsstands and subscriptions accounted for 2% of total revenue for the three months ended March 31, 2000. The Company acquired its games information magazine in February 2000. To date, revenues from the Company's electronic commerce revenue share agreements have been immaterial.

     (k) Concentration of Credit Risk

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

     For the three months ended March 31, 2000 and 1999, there were no customers that accounted for over 10% of revenues generated by the Company. The Company had one customer that represented more than 10% of accounts receivable as of March 31, 2000 and December 31, 1999.

     (l) Net Loss Per Common Share

     Diluted net loss per common share has not been presented separately, as the outstanding stock options, warrants and contingent stock purchase warrants are anti-dilutive for each of the periods presented.

     Diluted net loss per common share for the three months ended March 31, 2000 and 1999 does not include the effects of (1) options to purchase 4,373,477 and 3,935,662 shares of Common Stock, respectively, and (2) warrants to purchase 4,011,534 and 4,064,828 shares of Common Stock, respectively.

     (m) Segment Reporting

     During 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes annual and interim reporting standards for operating segments of a company. SFAS 131 requires disclosures of selected segment-related financial information about products, major customers and geographic areas. The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. The chief operating decision maker evaluates performance, makes operating decisions and allocates resources based on financial data consistent with the presentation in the accompanying condensed consolidated financial statements.

     The Company's revenues have been earned primarily from customers in the United States. In addition, all significant operations and assets are based in the United States.

     (n) Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not yet analyzed the impact of this pronouncement on its consolidated financial statements.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. The SEC issued SAB 101A which deferred the adoption of SAB 101 until no later than June 30, 2000. The Company does not expect the adoption of SAB 101 to have a material effect on its consolidated financial statements.

     In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25." FIN 44 provides guidance on certain aspects of applying APB No. 25, "Accounting for Stock Issued to Employees." FIN 44 is effective July 1, 2000, but is also effective for certain events that have occurred after December 15, 1998 or January 12, 2000. To date, FIN 44 has not had a material impact on the Company's consolidated financial statements.

     In March 2000, the Emerging Issues Task Force of the FASB reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs" which provides guidance on when to capitalize versus expense costs incurred to develop a web site. The consensus is effective for web site development costs in quarters beginning after June 30, 2000. The Company has not yet analyzed the impact of this issue on its consolidated financial statements.

     (o) Reclassifications

     Certain  reclassifications  have been made to prior  year's  condensed
consolidated   financial  statements  to  conform  to  the  current  year's presentation.

     (2) SPORTSLINE.COM, INC. DISTRIBUTION AGREEMENT

     In February 2000, the Company entered into a strategic two year partnership with Sportsline.com, Inc. ("Sportsline"), whereby the Company will exclusively develop and operate community solutions on the Sportsline web site ("Sportsline Agreement"). Under the terms of the Sportsline Agreement, Sportsline received $5.0 million, paid in the Company's Common Stock. The total shares of Common Stock issued in connection with the Sportsline Agreement were 699,281 at $7.15 per share. The Company recorded the initial $5.0 million payment in Other Assets and will amortize the amount under the straight-line method over the two year contractual term of the Sportsline Agreement. The contractual term of the Sportsline Agreement commenced upon Sportsline's launch of the Company's community solutions on its web site in April 2000. Sportsline can potentially receive additional compensation in either stock or cash, based upon the achievement of certain performance goals throughout the term of the Sportsline Agreement. Additionally, the Company receives the exclusive right to sell advertising, sponsorships and non-sports related e-commerce within the Sportsline community area.

     (3) ACQUISITION OF CHIPS & BITS, INC. AND STRATEGY PLUS, INC.

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

     The consideration paid by the Company consisted of 1,903,977 shares of the Company's Common Stock, valued at $14.9 million. The Company also incurred acquisition costs of approximately $0.6 million. An additional payment of $1.3 million in newly issued shares of Common Stock is contingent upon the attainment of certain performance targets by Chips & Bits and Strategy Plus during the 2000 fiscal year.

     This transaction was accounted for under the purchase method of accounting. The aggregate purchase price of these transactions was $15.5 million. The Company has preliminarily allocated $0.6 million to the net tangible assets of Chips & Bits and $0.8 million to the net tangible liabilities of Strategy Plus. The historical carrying amounts of the net tangible assets acquired and liabilities assumed by the Company approximated their fair market value on the date of acquisition. The purchase price in excess of the fair market value of the net tangible assets acquired and liabilities assumed by the Company amounted to $15.7 million and has been preliminarily allocated to goodwill. The goodwill amount will be amortized under the straight-line method over an estimated useful life of 3 years, the expected period of benefit.

     The following unaudited pro forma consolidated financial information gives effect to the above described acquisitions, and the acquisitions of shop.theglobe.com and Attitude Network, Ltd., acquired in February and April of 1999, respectively, as if they had occurred at the beginning of the respective periods by consolidating the results of operations of the Company, shop.theglobe.com, Attitude Network, Ltd., Chips & Bits and Strategy Plus for the three months ended March 31, 2000 and 1999.

                                                                                            Three Months Ended
                                                                                                   March 31,
                                                                                -------------------------------------------
                                                                                       2000                      1999
                                                                                -----------------      --------------------
                                                                                    (in thousands, except per share data)

                  Revenues.................................................     $           8,497         $           6,631
                  Net loss.................................................               (17,579)                  (15,033)
                  Basic and diluted net loss per share.....................     $           (0.59)        $           (0.61)
                  Weighted average basic and diluted shares outstanding....                29,955                    24,794

     (4) PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                                                                    March 31,                December 31,
                                                                                      2000                       1999
                                                                                -----------------         -----------------
                                                                                  (unaudited)

     Computer equipment and software, including assets under
       capital leases of $5,864 and $5,830, respectively...............         $          11,694         $           9,613
     Furniture and fixtures, including assets under capital leases of
       $42 and $42, respectively.......................................                     1,636                     1,159
     Leasehold improvements............................................                     2,107                     2,025
                                                                                -----------------         -----------------

                                                                                           15,437                    12,797
     Less accumulated depreciation and amortization, including amounts related to assets under capital leases of $2,005 and $1,828,

       respectively....................................................                     4,925                     3,333
                                                                                -----------------         -----------------

              Total....................................................         $          10,512         $           9,464
                                                                                =================         =================

     (5) 2000 BROAD BASED EMPLOYEE STOCK OPTION PLAN

     In February 2000, the Board of Directors adopted the 2000 Broad Based Employee Stock Option Plan (the "Broad Based Plan"). The Broad Based Plan authorized the issuance of 850,000 stock options. Stock options under the Broad Based Plan may be granted to officers, other employees, consultants and advisors of the Company. The Company intends that at least a majority of the stock options issued under the Broad Based Plan are to non-management employees. A committee selected by the Company's Board of Directors has the authority to approve optionees and the terms of the stock options granted, including the option price and the vesting terms. Options granted under the Broad Based Plan expire no later than after a ten year period. As of March 31 2000, the Company had approximately 406,100 stock options outstanding under the Broad Based Plan all of which were issued at an exercise price equal to the fair market value of the Company's Common Stock on the date of grant.

     (6) COMMITMENTS AND CONTINGENCIES

     (a) Litigation

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

     (b) Contingent Stock Issuances

     The Company, from time to time, has entered into purchase and/or distribution agreements which require the payment of additional cash and/or the issuance of additional Common Stock upon the occurrence of specified future events. The Company intends to satisfy any potential payments under these agreements through the issuance of Common Stock. At March 31, 2000, the Company recorded approximately $0.5 million in Other Assets and Additional Paid-in-Capital in connection with these agreements. To date, these payments have been calculated using the fair market value of the Company's Common Stock at March 31,2000. This amount will be amortized over the remaining contractual terms of the agreements and will be adjusted accordingly at each interim balance sheet date for fluctuations in the fair market value of the Company's Common Stock and/or achievement of certain performance goals as defined in the agreements.

     (7) SUBSEQUENT EVENTS

     (a) 2000 Stock Option Plan

     In April 2000, the Company's 2000 Stock Option Plan (the "2000 Plan") was adopted by the Board of Directors. The 2000 Plan reserved 500,000 shares of Common Stock for future issuance. The 2000 Plan provides for the grant of "incentive stock options" intended to qualify under Section 422 of the Code, stock options which do not so qualify and shares of restricted stock. The granting of incentive stock options is subject to limitation as set forth in the 2000 Plan. Incentive stock options may be granted only to employees, including officers of the Company. Directors, officers, employees and consultants of the Company and its subsidiaries are eligible to receive non-qualified stock options and grants of restricted stock under the 2000 Plan. A committee selected by the Company's Board of Directors has the authority to approve optionees and the terms of the stock options granted, including the option price and the vesting terms. Options granted under the 2000 Plan expire after a ten year period and are subject to the acceleration of vesting upon the occurrence of certain events. The 2000 Plan is subject to stockholder approval and will be voted on at the Company's annual stockholder meeting in June 2000.

     (b) Restructuring of Electronic Commerce Operations

     In April 2000, the Company's Board of Directors approved a plan to close the Company's electronic commerce operations in Seattle, Washington. The closure of the Seattle operations is the result of the Company's realignment of its electronic commerce operations to focus on the direct sale of video games and related products and partnerships with third parties who are interested in reaching the Company's audiences. In connection with the closure of the Seattle operations, the Company will record a restructuring charge of approximately $15.9 million, or $0.52 per basic and diluted share of Common Stock, of which approximately $14.5 million will be related to non-cash charges. Significant costs included in the restructuring charge are the write-off of goodwill and intangible assets of $13.5 million, severance payments and related costs of $0.7 million, an inventory write-off of $0.3 million and a write-down of $0.7 million related to certain fixed assets to their residual value that will not be used in the future operations of theglobe or its subsidiaries. The Company will record the restructuring charge in the second quarter of 2000.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "intends," "will," or similar terms. Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors described under "Risk Factors" and elsewhere in this report. The following discussion should be read together with the condensed consolidated financial statements and notes to those statements included elsewhere in this report.

     OVERVIEW

     We are one of the world's leading online properties with over 5.4 million unique visitors in March 2000 based upon Media Metrix data. We specialize in bringing people together around shared topics of interest. We deliver "community" through four different streams: our flagship web site, theglobe.com, featuring our best-of-breed community products-globeClubs and uPublish!, both of which enable our users to personalize their online experience by interacting with other users around similar interests; distribution of our customized community solutions to strategic partners who desire to include community in their Web properties; small businesses looking to add "community" to their web sites; and a leading games information network. Our games information network includes HappyPuppy, GamesDomain, KidsDomain, ConsoleDomain, Chips & Bits, Inc. and Strategy Plus, Inc. Since our inception in May 1995, significant developments to core infrastructure capabilities, products and services, and strategic partnerships and acquisitions have enabled us to experience tremendous growth in our user base, reach and revenues.

     Our primary revenue source is the sale of online advertising, which includes the development and sale of promotional sponsorship placements within our web sites, with additional revenues generated through the sale of advertisements in our games information magazine, the sale of video games and related products through our online store, the sale of our games information magazine through newstands and subscriptions and electronic commerce revenue shares.

     In November 1998, we completed an initial public offering of approximately 7.0 million shares of our Common Stock. The initial offering price was $4.50 per share which resulted in net proceeds of $27.3 million, after underwriting discounts of $2.0 million and offering costs $2.0 million.

     In April 1999, we acquired Attitude Networks, Ltd., a provider of online games information content whose web sites include Happy Puppy, Games Domain and Kids Domain, three leading web sites serving game enthusiasts. The aggregate purchase price amounted to $46.8 million and was comprised, in part, of approximately 1.6 million shares of newly issued Common Stock.

     In May 1999, we completed a secondary public offering of 3.5 million shares of Common Stock at an offering price of $20.00 per share. Net proceeds amounted to $65.0 million, after underwriting discounts of $3.5 million and offering costs of $1.5 million.

     In December 1999, we acquired the web hosting assets of Webjump.com, a web hosting property that primarily focuses on small businesses. The total purchase price for this transaction was $13.0 million and was primarily comprised of 1.1 million shares of newly issued Common Stock. An additional $12.5 million, payable in newly issued shares of Common Stock, is contingent upon the attainment of certain performance targets on or before November 2000.

     In February 2000, we acquired Chips & Bits, Inc. and Strategy Plus, Inc., providers of online and offline entertainment content focused towards game enthusiasts. The total purchase price for this transaction was approximately $15.5 million and was comprised, in part, of 1.9 million newly issued shares of Common Stock. An additional $1.3 million, payable in newly issued shares of Common Stock, is contingent on the attainment of certain performance targets by Chips & Bits, Inc. and Strategy Plus, Inc. during the 2000 fiscal year.

     RESULTS OF OPERATIONS

     Revenues. To date, our primary revenue source has been the sale of advertisements on our online properties, which includes the development and sale of sponsorship placements within our web sites. We earn revenue on sponsorship contracts for fees relating to the design, coordination, and integration of the customer's content and links. Additionally, we derive advertising revenue through the sale of advertisements in our games information magazine which we acquired in February 2000. We sell a variety of online advertising packages to clients, including banner advertisements, event sponsorships, and targeted and direct response advertisements. Our online advertising revenues are derived principally from short-term advertising arrangements, averaging one to three months. We generally guarantee a minimum number of impressions, defined as the number of times that an advertisement appears in pages viewed by the users of our online properties, for a fixed fee. In addition to advertising revenues, we derive other revenues through the sale of video games and related products through our online store, the sale of our games information magazine through newsstands and subscriptions and electronic commerce revenue shares.

     Revenues increased to $7.0 million for the three months ended March 31, 2000 as compared with $3.2 million for the three months ended March 31, 1999. Advertising revenues for the three months ended March 31, 2000 were $4.6 million, which represented 66% of total revenues. Advertising revenues for the three months ended March 31, 1999 were $3.1 million, which represented 96% of total revenues. The growth in advertising revenues was primarily attributable to an increase in the number of advertisers, as well as the average commitment per advertiser, and an increase in the traffic on our web sites. We anticipate that advertising revenues will continue to account for a substantial share of our total revenues for the foreseeable future. Sales of merchandise through our online store accounted for 32% and 4% or total revenues for the three months ended March 31, 2000 and 1999, respectively. The increase in electronic commerce revenue is attributable to increased sales from our online store. In order to realign our e-commerce operations to focus on video games and related products, the Company elected to shut down its electronic commerce operations in Seattle Washington (see Note 7 of the notes to the condensed consolidated financial statements). Sales of our games information magazine through newsstands and subscriptions accounted for 2% of total revenues for the three months ended March 31, 2000. We acquired our games information magazine in February 2000. Barter revenues represented 2% of total revenues for the three months ended March 31, 2000 and 4% of total revenues for the three months ended March 31, 1999.

     Cost of Revenues. Cost of revenues consist primarily of Internet connection charges, staff and related costs of operations personnel, depreciation and maintenance costs of web site equipment and the costs of merchandise sold and shipping fees in connection with our online store. Gross margins were 37% and 63% for the three months ended March 31, 2000 and 1999, respectively. The period-to-period decrease in the gross margins was primarily attributable to a higher concentration of electronic commerce and advertising sales in our games information magazine, both of which traditionally result in lower gross margins than online advertising revenues. The absolute dollar increase in cost of revenues was due to additional costs of merchandise attributed to increased sales through our online store, an increase in Internet connection costs to support the increase in web site traffic, an increase in depreciation expense related to increased equipment costs and personnel costs required to support the expansion of our sites and services. We expect cost of revenues to continue to increase in absolute dollars as additional connectivity and staffing costs will be required to support our future growth and we continue to increase our electronic commerce sales.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related expenses of sales and marketing personnel, commissions, advertising and marketing costs, public relations expenses, coupons and other promotional activities and barter expense. Sales and marketing expense was $5.6 million for the three months ended March 31,
2000 as compared with $2.2 million for the three months ended March 31, 1999. The period-to-period increase in sales and marketing expense was attributable to increased salary and related personnel costs to support our revenue growth, increased advertising costs, which included costs associated with our television advertising campaign and promotional expenses required to implement our branding and marketing strategy. We expects sales and marketing costs to increase in absolute dollars due to increased staffing costs necessary to support our growth and continued branding and marketing efforts.

     Product Development. Product development expenses include salaries and related personnel costs, expenses incurred in connection with the development of, testing of and upgrades to our web sites and community management tools and editorial and content costs. Product development expenses increased to $3.0 million for the three months ended March 31, 2000 as compared to $2.1 million for the three months ended March 31, 1999. The period-to-period increase was primarily attributable to additional personnel costs required to support the web sites of shop.theglobe.com, acquired in February 1999, and Attitude Network, Ltd., acquired in April 1999, and to enhance their content and features. The Company has elected to shut down shop.theglobe.com, its e-commerce operations in Seattle, Washington, in order to focus its e-commerce operations on video games and related products (see Note 7 of notes to condensed consolidated financial statements). We intend to continue recruiting and hiring experienced product development personnel who will maintain and upgrade our community management tools.

     General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related personnel costs for general corporate functions including finance, human resources, legal and facilities, outside legal and professional fees, bad debt expenses and general corporate overhead costs. General and administrative expenses were $3.2 million for the three months ended March 31, 2000 as compared with $2.8 million for the three months ended March 31, 1999. The period-to-period increase was primarily attributable to increased salaries and personnel costs associated with building of our basic infrastructure and increased provisions for bad debts. The increase in salaries reflects the highly competitive nature of hiring in the new media industry. We expect to incur additional general and administrative expenses as we hire additional personnel and incur additional costs related to the growth of the business.

     Amortization of Goodwill and Intangible Assets. Amortization expense was $7.6 million for the three months ended March 31, 2000 as compared with $1.4 million for the three months ended March 31, 1999. The period-to-period increase in amortization expense was primarily attributable to the acquisitions of Attitude Network, Ltd. in April 1999 and Chips & Bits, Inc. and Strategy Plus, Inc. in February 2000 and the purchase of the web hosting assets of Webjump.com in December 1999. The Company recorded goodwill and intangible assets of $47.0 million, $15.7 million and $13.0 million, respectively, in connection with these transactions. The total amount of goodwill and purchased intangibles as of March 31, 2000 was $100.0 million and is being amortized over the expected period of benefit ranging from two to three years (three years for goodwill).

     Interest and other income, net. Interest and other income, net primarily includes interest income from our cash and cash equivalents and short-term investments, interest expense related to our capital lease obligations and realized gains and losses from the sale of short-term investments. The year-to-year increase in interest and other income, net was primarily attributable to increased interest income earned on increased cash and cash equivalents and short-term investments resulting from the net proceeds of our secondary public offering of Common Stock. The increased interest income was offset by increased interest expenses related to the assumption of additional capital lease obligations and realized losses on the sale of short-term investments in the first quarter of 2000.

     Income Taxes. Income taxes were $70,000 for three months ended March 31, 2000 as compared with $46,000 for the three months ended March 31, 1999. Income taxes were based solely on state and local taxes on business and investment capital. The period-to-period increase is a result of our initial and secondary public offerings and our acquisitions which, in turn, increased our investment capital. Our effective tax rate differs from the statutory federal income tax rate, primarily as a result of the uncertainty regarding our ability to utilize our net operating loss carryforwards. Due to the uncertainty surrounding the timing or realization of the benefits of our net operating loss carryforwards in future tax returns, we have placed a 100% valuation allowance against our otherwise recognizable deferred tax assets. At December 31, 1999, the Company had net operating loss carryforwards available for U.S. and foreign tax purposes of $69.5 million and $1.0 million, respectively. These carryforwards expire through 2019. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Due to the change in our ownership interests in the third quarter of 1997 and May 1999, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), future utilization of our net operating loss carryforwards prior to the change of ownership will be subject to certain limitations or annual restrictions.

     LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2000, we had approximately $19.2 million in cash and cash equivalents and approximately $23.8 million in short-term investments. Net cash used in operating activities was $9.0 million for the three months ended March 31, 2000 as compared to $4.7 million for the three months ended March 31, 1999. The increase in net cash used in operating activities resulted primarily from an increase in our net operating losses, exclusive of depreciation expense and amortization expense related to our acquisitions. The increase was also attributable to decreases in accounts payable and accrued compensation as well as an increase in prepaid and other assets. These amounts were offset by increases in accrued expenses and deferred revenue.

     Net cash used in investing activities was $8.1 million for the three months ended March 31, 2000 as compared to $13.1 million for the three months ended March 31, 1999. The decrease in net cash used in investing activities is primarily attributable to a decrease in the purchase of short-term investments and an increase in the proceeds received from the sale of short-term investments. These amounts were offset by increases in the purchase of property and equipment and the cash paid for acquisitions, net of cash acquired.

     Net cash used in financing activities was approximately $0.3 million for the three months ended March 31, 2000 as compared to $0.1 million for the three months ended March 31, 1999. The increase in net cash used in financing activities was primarily attributable to an increase in the payments made in connection with our capital lease obligations.

     We currently have no material commitments other than those under our capital and operating lease agreements. We expect to meet our lease obligations with our cash and cash equivalents and short-term investments.

     In April 2000, the Company's Board of Directors approved a plan to close the Company's electronic commerce operations in Seattle, Washington. In connection with the closure of the Seattle operations, the Company will record a restructuring charge of approximately $15.9 million, of which approximately $1.4 million will be related to costs requiring an outlay of cash. Significant cash costs included in the restructuring charge are severance payments and related costs of $0.7 million, contractual rent payments of $0.2 million and post closing administrative and transportation costs of $0.5 million, all of which are expected to be satisfied by July 2000. We expect to meet these cash restructuring charges with our current cash and cash equivalents and short-term investments.

     Our capital requirements depend on numerous factors, including market acceptance of our services, the capital required to maintain our web sites, the resources we devote to marketing and selling our services and our brand promotions and other factors. We have experienced a substantial increase in our capital expenditures and lease arrangements since our inception consistent with the growth in our operations and staffing. Additionally, we continue to evaluate possible investments in businesses, products and technologies, some of which may be material. Since our inception, we have incurred significant operating losses and we believe we will continue to incur operating losses for the foreseeable future. We expect that we will continue to experience negative operating cash flows for the foreseeable future as a result of our operating losses. We believe that our current cash and cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for our existing business for the next 12 months. We may need to raise additional funds during 2000 to obtain or operate any acquired businesses or joint venture arrangements. We cannot assure you that additional financing will be available on terms favorable to us, or at all. See "Risk Factors -- We may need to raise additional funds, including through the issuance of debt."

     EFFECTS OF INFLATION

     Due to relatively low levels of inflation in 1999, 1998, 1997 and 1996, inflation has not had a significant effect on our results of operations since inception.

     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We have not yet analyzed the impact of this pronouncement on our consolidated financial statements.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. The SEC issued SAB 101A which deferred the adoption of SAB 101 until no later than June 30, 2000. We do not expect the adoption of SAB 101 to have a material effect on our consolidated financial statements.

     In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25." FIN 44 provides guidance on certain aspects of applying APB No. 25, "Accounting for Stock Issued to Employees." FIN 44 is effective July 1, 2000, but is also effective for certain events that have occurred after December 15, 1998 or January 12, 2000 on a prospective basis. To date, FIN 44 has not had a material impact on our consolidated financial statements.

     In March 2000, the Emerging Issues Task Force of the FASB reached a consensus on Issue No. 00-2, "Accounting for Web Site Development Costs", which provides guidance on when to capitalize versus expense costs incurred to develop a web site. The consensus is effective for web site development costs in quarters beginning after June 30, 2000. We have not yet analyzed the impact of this issue on our consolidated financial statements.

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

     o maintain or increase levels of user and member traffic on our web sites;

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

     REVENUE  GROWTH  IN PRIOR  PERIODS  MAY NOT BE  INDICATIVE  OF  FUTURE
     GROWTH.

     We achieved significant revenue growth during 1998, 1999 and the first quarter of 2000. Our limited operating history makes prediction of future revenue growth difficult. Additionally, in an effort to realign our electronic commerce operations to focus on video games and related products, we elected to shut down our e-commerce operations in Seattle, Washington. This could materially and adversely impact our revenue growth. Accurate predictions of future revenue growth are also difficult because of the rapid changes in our markets. Accordingly, investors should not rely on past revenue growth rates as a prediction of future revenue growth.

     WE ANTICIPATE INCREASED OPERATING EXPENSES AND EXPECT TO CONTINUE TO INCUR LOSSES.

     We have incurred net losses since our inception and we expect that we will continue to incur net losses for the foreseeable future. We had net losses of approximately $16.5 million for the three months ended March 31, 2000 and $49.6 million, $16.0 million, $3.6 million and $0.8 million for the years ended December 31, 1999, 1998, 1997 and 1996, respectively. As of March 31, 2000, we had an accumulated deficit of approximately $86.5 million. The principal causes of our losses are likely to continue to be:

     o    costs resulting from development and enhancement of our services;

     o    amortization expense related to our acquisitions;

     o increased sales and marketing expenses necessary to maintain revenue growth and develop brand identity;

     o    growth of our sales force;

     o    expansion of our business facilities and systems infrastructure;

     o failure to generate sufficient revenue to compensate for increased costs; and

     o    increased general and administrative expenses;

     We will need to generate significantly increased revenues to achieve profitability, particularly if we are unable to adjust our expenses in light of any earnings shortfall. We cannot assure you that we will ever achieve or sustain profitability.

     OUR QUARTERLY OPERATING RESULTS FLUCTUATE AND VARY BY SEASON.

     Our quarterly revenues, expenses and operating results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. As a result, quarter to quarter comparisons of our revenues and operating results may not be meaningful. In addition, due to our limited operating history and our new and unproven business model, we cannot accurately predict our future revenues or results of operations. It is likely that in one or more future quarters, our operating results will fall below the expectation of securities analysts and investors. If this occurs, the trading price of our Common Stock would almost certainly be materially and adversely affected. The factors which will cause our quarterly operating results to fluctuate include:

     o    the level of traffic on our web sites;

     o the overall demand for Internet advertising and electronic commerce;

     o the addition or loss of advertisers and electronic commerce partners on our web sites;

     o    overall usage and acceptance of the Internet;

     o seasonal trends in advertising and electronic commerce sales and member usage;

     o capital expenditures and other costs relating to the expansion of our operations;

     o    the incurrence of costs relating to acquisitions;

     o realignment of certain business operations, such as closing our e-commerce operations in Seattle, Washington;

     o the timing and profitability of acquisitions, joint ventures and strategic alliances;

     o failure to generate significant revenues and profit margins from new products and services;

     o competition from others providing services similar to those of ours.

     We derive a substantial portion of our revenues from the sale of advertising under short-term contracts. These contracts average one to three months in length. As a result, our quarterly revenues and operating results are, to a significant extent, dependent on advertising revenues from contracts entered into within the quarter, and on our ability to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. We believe that advertising sales in traditional media, such as television and radio, generally are lower in the first and third calendar quarters. If the Internet transitions from an emerging to a more developed form of media, these same patterns may develop in Internet advertising sales. Internet advertising expenditures may also develop a different seasonality pattern. Traffic levels on our sites and the Internet have typically declined during the summer and year-end vacation and holiday periods.

     In addition to selling advertising, an increasing portion of our revenues may be generated from electronic commerce through our Chips & Bits, Inc. subsidiary. We also have existing electronic commerce arrangements with third parties for the sale of merchandise on our electronic commerce site which are terminable upon short notice. As a result, our revenues from electronic commerce may fluctuate significantly from period to period depending on the level of demand for products featured on our site and overall competition in the marketplace.

     WE DEPEND ON OUR MEMBERS FOR CONTENT AND PROMOTION.

     We depend substantially upon member involvement for content and word-of-mouth promotion. Particularly, we depend upon the voluntary efforts of some highly motivated members who are most active in developing content to attract other Internet users to our sites. This member involvement reduces the need for us to spend funds on content development and site promotion. However, we cannot assure you that these members will continue to effectively generate significant content or promote our sites. Our business may be materially and adversely affected if our most highly active members become dissatisfied with our services or our focus on the commercialization of those services or for any other reason stop generating content that effectively promotes our sites.

     OUR BUSINESS MODEL IS NEW AND UNPROVEN.

     Our business model is new and relatively unproven. This model depends upon our ability to obtain more than one type of revenue source by using our community platform or games information properties ("Games Network"). To be successful, we must, among other things, develop and market products and services that achieve broad market acceptance by our users, advertisers and electronic commerce vendors. We must continue to develop electronic commerce revenue streams by marketing products directly to users and having users purchase products through our electronic commerce site. We cannot assure you that any Internet community, including our site, will achieve broad market acceptance and to be able to generate significant electronic commerce revenues. We also cannot assure you that our business model will be successful, that it will sustain revenue growth or that it will be profitable.

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

     OUR   ACQUISITIONS   OR  JOINT  VENTURES  ENTAIL  NUMEROUS  RISKS  AND
     UNCERTAINTIES.

     As part of our business strategy, we review acquisition prospects or joint ventures that we expect to complement our existing business, increase our traffic, augment the distribution of our community, enhance our technological capabilities or increase our electronic commerce revenues. On February 1, 1999, we acquired shop.theglobe.com, formerly known as Azazz, to develop electronic commerce retailing on our site. In April 2000, the Board of Directors approved a plan to close the Company's e-commerce operations in Seattle, Washington (see Note 7 to the condensed consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations). On April 9, 1999, we acquired Attitude Network, Ltd. to add two leading game enthusiast web sites to our entertainment theme. On November 20, 1999, we acquired the web hosting assets of Webjump.com to expand our home page hosting services. On February 24, 2000, we acquired Chips & Bits, Inc., an electronic commerce retailer that focuses primarily on game enthusiasts and Strategy Plus, Inc., an offline media property that publishes a monthly games magazine. We consider and evaluate, from time to time, potential business combinations, either involving potential investments in our Common Stock or other business combinations, joint ventures alliances or business development arrangements, or our acquisition of other companies. If consummated, any such transaction could result in a change of control of our company or could otherwise be material to our business or to your investment in our Common Stock. We are currently in discussions or negotiations for various transactions of these types, some of which may be material, but we have not reached any binding agreements. These transactions may or may not be consummated. Our future acquisitions or joint ventures could result in numerous risks and uncertainties, including:

     o potentially dilutive issuances of equity securities, which may be issued at the time of the transaction or if certain tests are met or not met, as the case may be. These securities may be freely tradable in the public market or subject to registration rights which could require us to publicly register a large amount of Common Stock, which could have a material adverse effect on our stock price;

     o    large and immediate write-offs;

     o significant write-offs if we determine that the business acquisition does not fit;

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

     WE MAY BE UNSUCCESSFUL IN DEVELOPING BRAND AWARENESS; BRAND IDENTITY IS CRITICAL TO US.

     We believe that establishing and maintaining awareness of "theglobe.com" brand name, and the brand name of our wholly owned subsidiaries, is critical to attracting and expanding our member base, the traffic on our web sites and our advertising and electronic commerce relationships. If we fail to promote and maintain our brand or our brand value is diluted, our business, operating results and financial condition could be materially adversely affected. The importance of brand recognition will increase because low barriers to entry continue to result in an increased number of web sites. To promote our brand, we may be required to continue to increase our financial commitment to creating and maintaining brand awareness. We may not generate a corresponding increase in revenues to justify these costs. Additionally, if members, other Internet users, advertisers and customers do not perceive our community experience or Games Network to be of high quality, or if we introduce new services or enter into new business ventures that are not favorably received by these parties, the value of our brand could be materially diluted.

     WE RELY SUBSTANTIALLY ON ONLINE ADVERTISING REVENUES.

     We  derive a  substantial  portion  of our  revenues  from the sale of advertisements on our web sites. We expect to continue to do so for the foreseeable future. Our business model and revenues are highly dependent on the amount of traffic on our sites and our ability to properly monetize this traffic. The level of traffic on our sites determines the amount of online advertising inventory we can sell. Our ability to generate significant online advertising revenues depends, in part, on our ability to create new advertising programs without diluting the perceived value of our existing programs. Our ability to generate online advertising revenues will also depend, in part, on the following:

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

     o the effective development of web site content that attracts users having demographic characteristics attractive to advertisers; and

     o    price competition among web sites.

     We cannot assure you that the market for Internet advertising will continue to emerge or become sustainable. If the Internet advertising market develops slower than we expect, our business performance would be materially adversely affected. To date, substantially all our online advertising contracts have been for terms averaging one to three months in length, with relatively few longer term advertising contracts. Additionally, our online advertising customers may object to the placement of their advertisements on some members' personal homepages, the content of which they deem undesirable. Moreover, measurements of site visitors may not be accurate or trusted by our advertising customers. For any of the foregoing reasons, we cannot assure you that our current advertisers will continue to purchase advertisements on our sites. We also compete with traditional advertising media, including television, radio, cable and print, for a share of advertisers' total advertising budgets. This results in significant pricing pressures on our advertising rates, which could have a material adverse effect on us.

     A significant portion of our revenues are derived from Internet companies that are early stage entities. These entities are dependant on additional financing in order to survive. For companies such as these, the risk of default on outstanding indebtedness to us may be higher than we anticipate.

     WE RELY ON THIRD PARTIES OVER WHOM WE HAVE LIMITED CONTROL TO MANAGE THE PLACEMENT OF ADVERTISING ON OUR WEBSITES.

     The process of managing advertising within large, high-traffic web sites such as ours is an increasingly important and complex task. We license our advertising management system from DoubleClick, Inc. under an agreement expiring in October 2000. DoubleClick may terminate the agreement upon 30 days' notice if (1) we breach the agreement or (2) DoubleClick reasonably determines that we have used their advertising management system in a manner that could damage their technology or which reflects unfavorably on DoubleClick's reputation. No assurance can be given that DoubleClick would not terminate the agreement. Any termination and replacement of DoubleClick's service could disrupt our ability to manage our advertising operations. Additionally, we have entered into a contract with Engage Technologies, Inc. for the license of proprietary software to manage the placement of advertisements on our web sites. This software has been implemented and our relationship under the contract has not yet been material. There can be no assurance that this software will effectively manage and measure the placement of advertisements on our web sites and that errors will not occur. For example, Doubleclick informed us in June 1999 that its report of the numbers of unique visitors to the theglobe web site was not accurate. We cannot assure you that there will be no miscalculations of such or other measurements in the future. Any miscalculations or other problems with reporting these measurements could have a material adverse effect on our business, financial condition or stock price.

     To  the  extent  that  we  encounter   system   failures  or  material
difficulties in the operation of our advertising management systems, we may

     o be unable to deliver banner advertisements and sponsorships through our sites; and

     o be required to provide additional impressions to our advertisers after the contract term.

     Our obligations to provide additional impressions would displace saleable advertising inventory. This would reduce revenues and could have a material adverse effect on us.

     WE DEPEND SUBSTANTIALLY ON OUR KEY PERSONNEL.

     Our performance is substantially dependent on the continued service of our senior management and key technical personnel, all of whom have only worked together for a short time. In particular, our success depends on the continued efforts of our senior management team, especially our founders, our President and Chief Operating Officer and our Chief Financial Officer. We do not carry key person life insurance on any of our personnel. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business. Additionally, we are currently searching for a new Chief Executive Officer. There is no guarantee that we will be successful in hiring a new Chief Executive Officer.

     WE DEPEND ON HIGHLY QUALIFIED TECHNICAL AND MANAGERIAL PERSONNEL.

     Our future success also depends on our continuing ability to attract, retain and motivate highly qualified technical and managerial personnel. Our business plan requires us to increase our employee base over the next 12 months. Competition for employees in our industry is intense. We may be unable to attract, assimilate or retain highly qualified technical and managerial personnel in the future. Wages for managerial and technical employees are increasing and are expected to continue to increase in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Furthermore, there is no guarantee that our stock option plan will be considered attractive by industry standards, particularly in light of the recent trading levels of our Common Stock. If we are unable to attract and retain the technical and managerial personnel necessary to support the growth of our business, our business would likely be materially and adversely affected.

     WE MAY NOT EFFECTIVELY MANAGE OUR GROWTH; OUR MANAGEMENT TEAM IS INEXPERIENCED IN THE MANAGEMENT OF A LARGE PUBLIC COMPANY.

     Our recent growth has placed significant strains on our resources. To manage our future growth, we must continue to implement and improve our operational systems and expand and train our employee base. Some of our key employees were hired during 1998, including our President and Chief
Operating Officer, who joined us in August 1998 and our Chief Financial Officer, who joined us in July 1998. In addition, our General Counsel, Director of Communications and Director of Human Resources each have been with us for less than three years. Furthermore, the members of our current senior management, other than the Chairman, have not had any previous experience managing a public company or a large operating company. Accordingly, we cannot assure you that:

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

     OUR CHAIRMAN HAS OTHER INTERESTS AND TIME COMMITMENTS; WE HAVE CONFLICTS OF INTEREST WITH SOME OF OUR DIRECTORS.

     Because our Chairman, Mr. Michael Egan, is an officer of other companies, we will have to compete for his time. Mr. Egan serves as the Chairman of our board of directors and as an executive officer with primary responsibility for day-to-day strategic planning and financing arrangements. Mr. Egan is also the controlling investor of Dancing Bear Investments, Inc., an entity controlled by Mr. Egan, which is our largest stockholder. Mr. Egan has not committed to devote any specific percentage of his business time with us. Accordingly, we compete with Dancing Bear Investments, Inc. and Mr. Egan's other related entities for his time. Mr. Egan was named Chairman of ANC Rental Corporation, a proposed spin-off of the car rental business of AutoNation, Inc.

     We currently have revenue agreements with entities controlled by Mr. Egan and by H. Wayne Huizenga, one of our directors. These agreements were not the result of arm's-length negotiations, but we believe that the terms of these agreements are on comparable terms as if they were entered into with unaffiliated third parties. The revenues recognized from such agreements represented less than 2% of total revenues for the three months ended March 31, 2000 and less than 4% and 3% of total revenues for the years ended December 31, 1999 and 1998. Due to their relationships with their related entities, Messrs. Egan and Huizenga will have an inherent conflict of interest in making any decision related to transactions between their related entities and us. We intend to review related party transactions in the future on a case-by-case basis.

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

     WE HAVE CAPACITY CONSTRAINT AND SYSTEM DEVELOPMENT RISKS.

     A key element of our strategy is to generate a high volume of user traffic. Our ability to attract advertisers and to achieve market acceptance of our products and services and our reputation depend significantly upon the performance of our network infrastructure, including our servers, hardware and software. Any system failure, including network, software or hardware failure, that causes an interruption in our service or a decrease in responsiveness of our web sites could result in reduced traffic and reduced revenue, and could impair our reputation. Our web sites must accommodate a high volume of traffic and deliver frequently updated information. Our web sites have in the past and may in the future experience slower response times for a variety of reasons, including system failures and an increase in the volume of user traffic on our web sites. Accordingly, we face risks related to our ability to accommodate our expected customer levels while maintaining superior performance. In addition, slower response time may damage our reputation and result in fewer users at our sites or users spending less time at our sites. This would decrease the amount of inventory available for sale to advertisers. Accordingly, any failure of our servers and networking systems to handle current or higher volumes of traffic at sufficient response times would have a material adverse effect on our business.

     In the fourth quarter of 1998 and the first quarter of 1999, we moved our principal servers to the New York Teleport facility in Staten Island, New York under a lease with Telehouse International Corporation of America. Our operations depend on the ability to protect our systems against damage from unexpected events, including fire, power loss, water damage, telecommunications failures and vandalism. Any disruption in our Internet access could have a material adverse effect on us. In addition, computer viruses, electronic break-ins or other similar disruptive problems could also materially adversely affect our web sites. Our reputation, theglobe.com brand and the brands of our subsidiaries could be materially and adversely affected by any problems to our sites. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. We do not presently have any secondary off-site systems or a formal disaster recovery plan.

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

     HACKERS MAY ATTEMPT TO PENETRATE OUR SECURITY SYSTEM; ONLINE SECURITY BREACHES COULD HARM OUR BUSINESS.

     Consumer and supplier confidence in our web sites depends on maintaining relevant security features. Substantial or ongoing security breaches on our systems or other Internet-based systems could significantly harm our business. We incur substantial expenses protecting against and remedying security breaches. Security breaches also could damage our reputation and expose us to a risk of loss or litigation. Experienced programmers or "hackers" have successfully penetrated our systems and we expect that these attempts will continue to occur from time to time. Because a hacker who is able to penetrate our network security could misappropriate proprietary information or cause interruptions in our products and services, we may have to expend significant capital and resources to protect against or to alleviate problems caused by these hackers. Additionally, we may not have a timely remedy against a hacker who is able to penetrate our network security. Such security breaches could materially adversely affect our company. In addition, the transmission of computer viruses resulting from hackers or otherwise could expose us to significant liability. Our insurance policies carry low coverage limits, which may not be adequate to reimburse us for losses caused by security breaches. We also face risks associated with security breaches affecting third parties with whom we have relationships.

     COMPETITION FOR MEMBERS, USERS AND ADVERTISERS, AS WELL AS COMPETITION IN THE ELECTRONIC COMMERCE MARKET IS INTENSE AND IS EXPECTED TO INCREASE SIGNIFICANTLY.

     The market for members, users and Internet advertising among web sites is new and rapidly evolving. Competition for members, users and advertisers, as well as competition in the electronic commerce market, is intense and is expected to increase significantly. Barriers to entry are relatively insubstantial and we believe we will face competitive pressures from many additional companies both in the United States and abroad. Accordingly, pricing pressure on advertising rates will increase in the future which could have a material adverse effect on us. All types of web sites compete for users. Competitor web sites include community sites and games information networks, as well as "gateway" or "portal" sites and various other types of web sites. We believe that the principal competitive factors in attracting users to a site are:

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

     We compete for users, advertisers and electronic commerce marketers with the following types of companies:

     o other online community web sites, such as GeoCities, which was acquired by Yahoo!; Tripod and AngelFire, subsidiaries of Lycos; and Xoom.com which was acquired by NBC;

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

     Many of our competitors, including other community sites, have developed or may develop Internet navigation services and have or are attempting to become "gateway" or "portal" sites through which users may enter the web. In the event these companies are successful in their efforts to become "portal" sites, we could lose a substantial portion of our user traffic. Furthermore, many non-community sites have been developing community aspects in their sites.

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

     To compete with other web sites, we have developed and will continue to develop and introduce new features and functions, such as increased capabilities for user personalization and interactivity. We also have developed and will continue to introduce new products and services, such as "community tools" and new content targeted for specific user groups with particular demographic and geographic characteristics. These improvements will require us to spend significant funds and may require the development or licensing of increasingly complex technologies. Enhancements of or improvements to our web sites may contain undetected programming errors that require significant design modifications, resulting in a loss of customer confidence and user support and a decrease in the value of our brand name. Our failure to effectively develop and produce new features, functions, products and services could affect our ability to compete with other web sites. This could have a material adverse effect on us.

     Web browsers offered by Netscape and Microsoft also increasingly incorporate prominent search buttons that direct traffic to services that compete with ours. These features could make it more difficult for Internet users to find and use our products and services. In the future, Netscape, Microsoft and other browser suppliers may also more tightly integrate products and services similar to ours into their browsers or their browsers' pre-set home page. Additionally, entities that sponsor or maintain high-traffic web sites or that provide an initial point of entry for Internet viewers, such as the Regional Bell Operating Companies, cable companies or Internet service providers, such as Microsoft and America Online, offer and can be expected to consider further development, acquisition or licensing of Internet search and navigation functions that compete with us. These competitors could also take actions that make it more difficult for viewers to find and use our products and services.

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

     o    availability of cost-effective, high-speed service; and

     o    bandwidth availability.

     If the Internet develops as a commercial medium more slowly than we expect, it will materially adversely affect our business. Additionally, if web usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth or its performance and reliability may decline. Web sites have experienced interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays frequently occur in the future, web usage, as well as usage of our web sites, could grow more slowly or decline. Also, the Internet's commercial viability may be significantly hampered due to:

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

     In February 2000, we acquired Chips & Bits, Inc., a direct marketer of video games and related products over the Internet. However, we have limited experience in the sale of products online as compared to our competitors and the development of relationships with manufacturers and suppliers of these products. We also face many uncertainties which may affect our ability to generate electronic commerce revenues and profits, including:

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

     In April 2000, we elected to shut down our e-commerce operations in Seattle, Washington in order to focus our e-commerce operations on video games and related products (see Note 7 of the condensed consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations). Accordingly, we cannot assure you that electronic commerce transactions will provide a significant or sustainable source of revenues or profits. Additionally, due to the ability of consumers to easily compare prices of similar products or services on competing web sites, gross margins for electronic commerce transactions which are narrower than for advertising businesses may further narrow in the future and, accordingly, our revenues and profits from electronic commerce arrangements may be materially and adversely affected. If use of the Internet for electronic commerce does not continue to grow, our business and financial condition would be materially and adversely affected.

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

     Our revenues could be materially adversely affected if we are unable to adapt to other pricing models for Internet advertising if they are adopted. It is difficult to predict which, if any, pricing models for Internet advertising will emerge as the industry standard. This makes it difficult to project our future advertising rates and revenues. Additionally, it is possible that Internet access providers may, in the future, act to block or limit various types of advertising or direct solicitations, whether at their own behest or at the request of users. Moreover, "filter" software programs that limit or prevent advertising from being delivered to an Internet user's computer are available. Widespread adoption of this software could adversely affect the commercial viability of Internet advertising. In addition, concerns regarding the privacy of user data on the Web may reduce the amount of user data collected in the future, thus reducing our ability to provide targeted advertisements. This may, in turn, put downward pressure on CPM's.

     WE DEPEND ON THIRD PARTIES TO INCREASE TRAFFIC ON OUR SITES AND TO PROVIDE SOFTWARE AND PRODUCTS.

     We are dependent on various web sites that provide direct links to our sites. These web sites may not attract significant numbers of users and we may not receive a significant number of additional users from these relationships. We also enter into agreements with advertisers, electronic commerce marketers or other third-party web sites that require us to exclusively feature these parties in particular areas or on particular pages of our sites. These exclusivity agreements may limit our ability to enter into other relationships. Our agreements with third party sites do not require future minimum commitments to use our services or provide access to our sites and may be terminated at the convenience of the other party. Moreover, we do not have agreements with a majority of the web sites that provide links to our site. These sites may terminate their links at any time. Many companies we may pursue for strategic relationships offer competing services. As a result, these competitors may be reluctant to enter into strategic relationships with us. Our business could be materially adversely affected if we do not establish and maintain strategic relationships on commercially reasonable terms or if any of our strategic relationships do not result in increased traffic on our web sites.

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

     WE MAY NEED TO RAISE ADDITIONAL FUNDS, INCLUDING, BUT NOT LIMITED TO, THE ISSUANCE OF DEBT.

     Our capital requirements depend on numerous factors, including market acceptance of our services, the capital required to maintain our web sites, the resources we devote to marketing and selling our services and our brand promotions and other factors. We have experienced a substantial increase in our capital expenditures and lease arrangements since our inception consistent with the growth in our operations and staffing. Additionally, we will continue to evaluate possible investments in businesses, products and technologies, some of which may be material. Since our inception, we have incurred significant operating losses and we believe we will continue to incur operating losses for the foreseeable future. We expect that we will continue to experience negative operating cash flows for the foreseeable future as a result of our operating losses. We believe that our cash and cash equivalents and short-term investments at March 31, 2000 will be sufficient to meet our anticipated cash need for working capital and capital expenditures for our existing business for the next 12 months. However, we may need to raise additional funds in a timely manner in order to:

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

     WE RELY ON INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS.

     We regard substantial elements of our web sites and underlying technology as proprietary and attempt to protect them by relying on intellectual property laws and restrictions on disclosure. We also generally enter into confidentiality agreements with our employees and consultants. In connection with our license agreements with third parties we generally seek to control access to and distribution of our technology and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar technology independently. Thus, we cannot assure you that the steps taken by us will prevent misappropriation or infringement of our proprietary information which could have a material adverse effect on our business. In addition, our competitors may independently develop similar technology, duplicate our products or design around our intellectual property rights.

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

     We have registered several Internet domain names including "theglobe.com," "shop.theglobe.com," "globelists.com," "tglo.com," "azazz.com," "happypuppy.com, " "realmx.com," "kidsdomain.com," "gamesdomain.com," "webjump.com" and "cdmag.com." The regulation of domain names in the United States and in foreign countries may change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names, any or all of which may dilute the strength of our names. We may not acquire or maintain our domain names in all of the countries in which our web sites may be accessed, or for any or all of the top-level domain names that may be introduced. The relationship between regulations governing domain names and laws protecting proprietary rights is unclear. Therefore, we may not be able to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights.

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

     WE MAY BE EXPOSED TO LIABILITY FOR INFORMATION RETRIEVED FROM OR TRANSMITTED OVER THE INTERNET OR FOR PRODUCTS SOLD OVER THE INTERNET.

     Users may access content on our web sites or the web sites of our distribution partners or other third parties through web site links or other means, and they may download content and subsequently transmit this content to others over the Internet. This could result in claims against us based on a variety of theories, including defamation, obscenity, negligence, copyright, trademark infringement or the wrongful actions of third parties. Other theories may be brought based on the nature, publication and distribution of our content or based on errors or false or misleading information provided on our web sites. Claims have been brought against online services in the past and we have received inquiries from third parties regarding these matters. The claims could be material in the future. We could also be exposed to liability for third party content posted by members on their personal web pages or by users in our chat rooms or on our bulletin boards.

     Additionally, we offer e-mail service, which a third party provides. The e-mail service may expose us to potential liabilities or claims resulting from unsolicited e-mail, lost or misdirected messages, fraudulent use of e-mail or delays in e-mail service. We also enter into agreements with commerce partners and sponsors under which we are entitled to receive a share of any revenue from the purchase of goods and services through direct links from our sites. After the shop.theglobe.com acquisition in February 1999, we also began selling products directly to consumers. We increased our electronic commerce capabilities through our acquisition of Chips & Bits, Inc. Those arrangements may expose us to additional legal risks, regulations by local, state, federal and foreign authorities and potential liabilities to consumers of these products and services, even if we do not ourselves provide these products or services. We cannot assure you that any indemnification that may be provided to us in some of these agreements with these parties will be adequate. Even if these claims do not result in our liability, we could incur significant costs in investigating and defending against these claims. The imposition of potential liability for information carried on or disseminated through our systems could require us to implement measures to reduce our exposure to liability. Those measures may require the expenditure of substantial resources and limit the attractiveness of our services. Additionally, our insurance policies may not cover all potential liabilities to which we are exposed.

     WE MAY HAVE TROUBLE EXPANDING INTERNATIONALLY.

     A part of our strategy is to expand into foreign markets. In April 1999, we acquired Attitude Network, Ltd., which operates Games Domain.com, Kids Domain.com and Console Domain.com through a wholly-owned U.K. subsidiary. We had not previously operated internationally. Additionally, we may not be completely familiar with U.K. law and its ramifications on our business. There can be no assurance that the Internet or our community model will become widely accepted for advertising, electronic commerce or our Games Network in any international markets. To expand overseas we intend to seek to acquire additional web sites and enter into relationships with foreign business partners. This strategy contains risks, including:

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

     THE SALE OF SHARES ELIGIBLE FOR FUTURE SALE IN THE OPEN MARKET COULD DEPRESS OUR STOCK PRICE.

     Sales of significant amounts of Common Stock in the public market in the future, the perception that sales will occur or the registration of such shares could materially and adversely affect the market price of the Common Stock or our future ability to raise capital through an offering of our equity securities. We currently have approximately 18,939,248 shares of Common Stock that are freely tradable. Approximately 7,864,034 shares of Common Stock are held by our "affiliates," within the meaning of the Securities Act of 1933, and are currently eligible for sale in the public market subject to volume limitation. On May 2, 2000, we filed a registration statement on Form S-3 to register for sale the 1,104,972 shares of Common Stock held by Infonent.com, Inc., issued in connection with our acquisition of the web hosting assets of Webjump.com. In addition, any of the 1,104,972 shares that are not sold pursuant to this registration statement will be eligible for sale, subject to volume limitation, in November 2000. Further, since Infonent.com, Inc. is currently in bankruptcy, it may be eligible to sell all or a portion of the shares not sold in connection with this registration statement pursuant to exemptions from the securities law afforded to it under bankruptcy laws. On May 11, 2000, we filed a registration statement on Form S-3 to register for sale 1,635,966 shares of Common Stock issued to Yale and Christina Brozen as tenants in the entireties as a result of our acquisitions of Chips & Bits and Strategy Plus. The shares that are not sold under this registration statement and 249,159 shares become eligible for sale in February 2001. In connection with our distribution agreement with Sportsline.com, Inc., 699,281 shares will become eligible for sale in the public market, subject to volume limitations, in February 2001. We may issue additional shares in connection with this agreement based upon certain performance and stock price metrics.

     There are outstanding options to purchase 4,421,477 shares of Common Stock which become eligible for sale in the public market from time to time depending on vesting and the expiration of lock-up agreements. The issuance of these securities are registered under the Securities Act. In addition, there are outstanding warrants to purchase up to 4,011,534 shares of our Common Stock upon exercise. Substantially all of our stockholders holding restricted securities, including shares issuable upon the exercise of warrants to purchase our Common Stock, are entitled to registration rights under various conditions.

     THE LOW PRICE OF OUR COMMON STOCK COULD RESULT IN A LOWER PRICE FOR OUR COMMON STOCK.

     The shares of our Common Stock are currently listed on the Nasdaq national market. Due to the recent decline in the price of our Common Stock, our Common Stock could be suspended or delisted from the Nasdaq due to their minimum trading requirements, particularly if our stock price falls below $1.00 per share or certain financial tests are not met. If the shares of our Common Stock were to be suspended or delisted from the Nasdaq system, it would be much more difficult to dispose of our Common Stock or obtain accurate quotations as to the price of our securities.

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


     ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     Collection Risks. Our accounts receivables are subject, in the normal course of business, to collection risks. Although we regularly assess these risks and have policies and business practices to mitigate the adverse effects of collection risks, significant losses may result due to the non-payment of receivables by our advertisers.

     Interest Rate Risk. Our return on our investments in cash and cash equivalents and short-term investments is subject to interest rate risks. We regularly assesses these risks and have established policies and business practices to manage the market risk of our short-term securities.

     Foreign Currency Risk. We transact business in the United Kingdom. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. The effect of foreign currency exchange rate fluctuations for 1999 and the first quarter of 2000 was not material. We do not use derivative financial instruments to limit our foreign currency risk exposure.

                                  PART II

                             OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS

     See Note 6 - "Commitments and Contingencies" in Part I, Item 1, "Condensed Consolidated Financial Statements."

     ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) Sales of Unregistered Securities

     On February 24, 2000, we issued 1,885,125 shares of our Common Stock in connection with the acquisition of Chips & Bits, Inc. and Strategy Plus, Inc. In addition, we issued 18,852 shares of our Common Stock to satisfy certain bonus obligations that were triggered in connection with the acquisition. Additional shares of Common Stock may be issued upon the attainment of certain performance goals in 2000. This transaction was a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2).

     On February 23, 2000, we issued 699,281 shares of Common Stock in connection with a distribution agreement with Sportsline.com, Inc. This transaction was a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant Section 4(2).

     (d) Use of Proceeds from Sales of Registered Securities.

     On November 13, 1998, we completed our initial public offering of approximately 7.0 million shares of Common Stock at a price of $4.50 per share (File No. 333-59751). We received net proceeds of $27.3 million, net of $2.0 million in underwriting discounts and $2.0 million in offering costs. On May 19, 1999, we completed our secondary public offering of 3.5 million shares of Common Stock at a price of $20.00 per share (File No. 333-76153). We received net proceeds of $65.0 million, net of $3.5 million in underwriting discounts and $1.5 million in offering costs. None of the expenses incurred in our initial or secondary public offerings were direct or indirect payments to our directors, officers, general partners or their associates, to persons owning ten percent or more of any class of our equity securities or to our affiliates. As of March 31, 2000, the net proceeds received from our public offerings have been used for networking infrastructure and the functionality of our web sites and for general corporate purposes, which include working capital, advertising costs, the leasing of new office facilities, the expansion of our sales and marketing capabilities, our advertising campaign and our brand name promotions. We have also used a portion of such net proceeds for the acquisition of complementary businesses, assets, services and technology. None of the general corporate expenses incurred were direct or indirect payments to our directors, officers, general partners or their associates, to persons owning ten percent or more of any class of our equity securities or to our affiliates.

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

     ITEM 5. OTHER INFORMATION.

         None.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

         Exhibit Number         Description
         --------------         -----------

         10.1                   2000 Broad Based Employee Stock Option Plan
         27.1                   Financial Data Schedule

     (b) Reports on Form 8-K.

     On February 23, 2000, we filed a Form 8-K under Items 5 and 7 regarding our distribution agreement with Sportsline.com, Inc.

     On February 24, 2000, we filed a Form 8-K under Items 2 and 7 regarding our acquisitions of Chips & Bits, Inc. and Strategy Plus, Inc.

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

     May 15, 2000