Form 10-Q
period 2000-06-30
THEGLOBE COM INC
filed 2000-08-14
CIK 1066684

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 14, 2000

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                        STATE OF DELAWARE 14-1782422

                   ---------------------- --------------
              (STATE OR OTHER JURISDICTION OF (I.R.S. EMPLOYER
             INCORPORATION OR ORGANIZATION)   IDENTIFICATION NO.)

                            120 BROADWAY
                          NEW YORK, NEW YORK           10271
             ---------------------------------------  ---------
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

     Yes X  No

     The number of shares outstanding of the Registrant's Common Stock, $.001 par value (the "Common Stock"), as of August 7, 2000 was 31,040,874.

                             THEGLOBE.COM, INC.

                                 FORM 10-Q

                                   INDEX

                        PART I FINANCIAL INFORMATION

                                                                         Page
                                                                         ----

Item 1. Condensed Consolidated Financial Statements

          Condensed  Consolidated Balance Sheets at June 30, 2000
          (unaudited) and December 31, 1999                                 1

          Unaudited   Condensed   Consolidated    Statements   of
          Operations  for the three and six months ended June 30,
          2000 and 1999                                                     2

          Unaudited  Condensed  Consolidated  Statements  of Cash
          Flows for the six months ended June 30, 2000 and 1999             3

          Notes to  Unaudited  Condensed  Consolidated  Financial
          Statements                                                        4

Item 2.   Management's   Discussion  and  Analysis  of  Financial
          Condition and Results of Operations                              10

Item 3.   Qualitative and Quantitative Disclosures about Market Risk       28


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

             A.  Exhibits
             B.  Reports on Form 8-K

     Signatures                                                           II-2


                   PART I FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                       THEGLOBE.COM, INC.

                                              CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    June 30,                 December 31,
                                                                                      2000                       1999
                                                                                -----------------         -----------------
                                                                                  (unaudited)                  (note 1)
                    ASSETS
              Current assets:

                Cash and cash equivalents..............................         $      19,655,484         $      36,585,998
                Short-term investments.................................                12,638,891                19,288,627
                Accounts receivable, net...............................                 5,651,924                 4,219,716
                Prepaid and other current assets.......................                 1,742,298                 1,446,187
                                                                                -----------------         -----------------


                  Total current assets.................................                39,688,597                61,540,528

              Goodwill and other intangible assets, net................                52,104,372                63,462,251
              Property and equipment, net..............................                 9,197,942                 9,464,291
              Restricted investments...................................                 5,163,975                 3,657,497
              Other assets.............................................                 6,499,778                   718,750
                                                                                -----------------         -----------------

              Total assets.............................................         $     112,654,664         $     138,843,317
                                                                                =================         =================
      LIABILITIES AND STOCKHOLDERS' EQUITY.................
              Current liabilities:
                Accounts payable.......................................         $       3,168,064         $       2,722,017
                Accrued expenses.......................................                 2,826,893                 2,439,369
                Accrued compensation...................................                 1,143,306                 1,610,445
                Deferred revenue.......................................                   889,380                   565,919
                Current portion of long-term debt and current installments
                  of capital lease obligations ........................                 2,051,167                 1,956,982
                                                                                -----------------         -----------------

                  Total current liabilities............................                10,078,810                 9,294,732

              Long-term debt and capital lease obligations, excluding
                 current installments..................................                 1,348,718                 2,200,895
              Deferred rent............................................                   495,245                   438,263

              Stockholders' equity:
                Common stock...........................................                    31,024                    27,771
                Additional paid-in capital.............................               220,207,999               197,307,293
                Deferred compensation..................................                  (209,283)                 (269,307)

                Accumulated other comprehensive loss...................                   (38,924)                 (109,462)
                Accumulated deficit....................................              (119,258,925)              (70,046,868)
                                                                                -----------------         -----------------
                  Total stockholders' equity...........................               100,731,891               126,909,427
                                                                                -----------------         -----------------
              Commitments and contingencies............................

                  Total liabilities and stockholders' equity...........         $     112,654,664         $     138,843,317
                                                                                =================         =================

                        See accompanying notes to unaudited condensed consolidated financial statements.



                                                theglobe.com, inc.
                             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              Three Months Ended                             Six Months Ended
                                                                   June 30,                                      June 30,
                                                 -----------------------------------------      -----------------------------------
                                                        2000                   1999                    2000                1999
                                                 ------------------     ------------------      -------------------    ------------
                                                                  (unaudited)                                   (unaudited)

Revenues:
Advertising..............................      $       6,118,872      $       3,974,183       $       10,733,914          7,052,203
Electronic commerce and other............              2,258,603                155,834                4,622,746            269,618
                                               -----------------      -----------------       ------------------     --------------

         Total revenues...................             8,377,475              4,130,017               15,356,660          7,321,821

Cost of revenues.........................              4,683,143              1,753,958                9,091,141          2,950,308
                                               -----------------      -----------------       ------------------     --------------

         Gross profit....................              3,694,332              2,376,059                6,265,519         4,371,513

Operating expenses:
  Sales and marketing....................              7,917,997              3,481,616               13,515,095         5,668,534
  Product development....................              2,824,048              2,805,981                5,791,795         4,919,787
  General and administrative.............              3,527,250              2,992,649                6,738,293         5,746,680
  Restructuring and impairment charges...             15,583,110                     --               15,583,110                --
  Amortization of goodwill
    and intangible assets................              6,980,614              6,408,765               14,604,784         7,769,543
                                               -----------------      -----------------       ------------------     -------------

           Total operating expenses......             36,833,019             15,689,011               56,233,077        24,104,544
                                               -----------------      -----------------       ------------------    --------------

         Loss from operations............            (33,138,687)           (13,312,952)            (49,967,558)       (19,733,031)

Interest and other income, net...........                455,952                313,553                  875,998           509,179
                                               -----------------      -----------------       ------------------     -------------

         Loss before provision
           for income taxes..........                (32,682,735)           (12,999,399)             (49,091,560)      (19,223,852)

Provision for income taxes...........                     50,269                107,076                  120,439           152,965
                                               -----------------      -----------------       ------------------     -------------

         Net loss....................          $     (32,733,004)     $     (13,106,475)      $      (49,211,999)    $ (19,376,817)
                                               =================      =================       ==================     =============

Basic and diluted net loss
  per share..........................          $           (1.07)     $           (0.54)      $            (1.66)    $       (0.85)
                                               =================      =================       ==================     =============

Weighted average basic and
  diluted shares outstanding.........             30,633,713             24,421,000               29,719,121        22,764,751
                                               =================      =================       ==================     =============


                 See accompanying notes to unaudited condensed consolidated financial statements.




                                                     THEGLOBE.COM, INC.

                               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                -------------------------------------------
                                                                                                 2000                1999
                                                                                -------------------------------------------
                                                                                                (unaudited)

              Cash flows from operating activities:

               Net loss................................................         $     (49,211,999)        $   (19,376,816)
                Adjustments to reconcile net loss to net
                 cash used in operating activities:
                  Depreciation and amortization........................                16,531,536               8,674,559
                  Deferred compensation................................                    60,024                  64,607
                  Amortization of debt discount........................                      -                     65,505
                  Loss on sale of short-term securities................                   108,929                    -
                  Deferred rent........................................                    56,982                 381,282
                  Repricing of options.................................                    16,923                    -
                  Non-cash restructuring and impairment charges........                14,493,057                    -
                  Non-cash marketing expenses..........................                 1,075,222                    -
               Changes in operating assets and liabilities, net
                  of effect of acquisitions:

                  Accounts receivable, net.............................                  (460,512)               (554,210)
                  Prepaid and other current assets.....................                    90,313                 170,800
                  Accounts payable.....................................                (1,471,449)               (364,044)
                  Accrued expenses.....................................                   332,637                (631,549)
                  Accrued compensation.................................                  (737,856)                121,279
                  Deferred revenue.....................................                   (14,369)               (121,125)
                                                                                -----------------         ---------------

              Net cash used in operating activities....................               (19,130,562)            (11,569,712)
                                                                                -----------------         ---------------
                        ...............................................

              Cash flows from investing activities:

               Purchases of short-term securities......................               (12,471,800)            (10,796,291)
               Proceeds from sale and maturities of short-term                         19,121,536              10,783,388
                 securities............................................
               Purchases of property and equipment.....................                (2,071,257)             (3,410,242)
               Cash paid for acquisitions, net of cash acquired........                  (263,707)                691,320
               Payments of security deposits, net......................                (1,506,478)             (1,825,509)
                                                                                -----------------         ---------------

              Net cash provided by (used) in investing activities......                 2,808,294              (4,557,334)
                                                                                -----------------         ---------------

              Cash flows from financing activities:

               Payments under capital lease obligations................                  (894,271)               (599,702)
               Payments of long-term debt..............................                   (56,321)                (10,037)
               Proceeds from exercise of common stock
                options and warrants...................................                   317,086                 336,699

               Net proceeds from issuance of common stock..............                    53,993              65,013,435
                                                                                -----------------         ---------------

              Net cash (used in) provided by financing activities......                  (579,513)             64,740,395
                                                                                -----------------         ---------------

              Net change in cash and cash equivalents..................               (16,901,781)             48,613,349

              Effect of exchange rate changes on cash and cash                            (28,733)                 (8,679)
                equivalents............................................

              Cash and cash equivalents at beginning of period.........                36,585,998              29,250,572
                                                                                -----------------         ---------------

              Cash and cash equivalents at end of period...............         $      19,655,484         $    77,855,242
                                                                                =================         ===============

              Supplemental disclosure of noncash transactions:

                 Equipment acquired under capital leases...............         $          64,739         $     1,632,801
                                                                                =================         ===============


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

     The Company's business is characterized by rapid technological change, new product development and evolving industry standards. Inherent in the Company's business are various risks and uncertainties, including its limited operating history, unproven business model and the limited history of commerce and advertising on the Internet. The Company's success may depend, in part, upon the emergence of the Internet as a communications medium, prospective product development efforts and the acceptance of the Company's community solutions by the marketplace.

     (b) Principles of Consolidation

     The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries from their respective dates of acquisition (see Note 5). All significant intercompany balances and transactions have been eliminated in consolidation.

     (c) Unaudited Interim Condensed Consolidated Financial Information

     The unaudited interim condensed consolidated financial statements of the Company as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed consolidated financial statements.

     In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2000, the results of its operations for three and six months ended June 30, 2000 and 1999 and its cash flows for the six months ended June 30, 2000 and 1999.

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

     (e) Cash and Cash Equivalents

     The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. Cash equivalents were $17.0 million at June 30, 2000 and $30.2 million at December 31, 1999 and consisted of government securities.

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

     The Company's short-term investments were comprised of the following at June 30, 2000 and December 31, 1999:

                                                                        JUNE 30,          DECEMBER 31,
                                                                          2000                  1999
                                                                   ---------------     ------------------
                                                                     (UNAUDITED)
                                                                                (IN THOUSANDS)

                  Available-for-sale securities..................       $      --              $  2,889
                  Held-to-maturity securities....................          12,639                16,400
                                                                        ---------              --------
                         Short-term investments..................       $  12,639              $ 19,289
                                                                        =========              ========

     At December 31, 1999, the fair value of the Company's available-for-sale securities approximated cost and unrealized gains and losses were not material.

     (g) Restricted Investments

     Restricted investments includes security deposits held in Certificates of Deposit and other interest bearing accounts as collateral for certain capital equipment and office space leases and escrow payments held as collateral in connection with certain distribution agreements. In first quarter 2000, the Company placed into escrow approximately $1.5 million as collateral in connection with a distribution agreement.

     (h) Goodwill and Intangible Assets

     Goodwill and intangible assets primarily relates to the Company's acquisitions accounted for under the purchase method of accounting, or its purchase of intangible assets. Under the purchase method of accounting, the excess of the purchase price over the identifiable net tangible assets of the acquired entity is recorded as identified intangible assets and goodwill. Goodwill and intangible assets is stated at cost, net of accumulated amortization, and is being amortized under the straight-line method over a period of 2 to 3 years, the expected periods of benefit (3 years for goodwill). As of June 30, 2000, accumulated amortization was $25.2 million.

     (i) Comprehensive Loss

     The Company's comprehensive loss was approximately $32.8 million and $13.1 million for the three months ended June 30, 2000 and 1999, respectively and $49.1 million and $19.4 million, respectively, for the six months ended June 30, 2000 and 1999. The Company's other comprehensive loss item as of June 30, 2000 was approximately $39,000 loss related to its foreign currency translation adjustment. The other comprehensive loss items as of December 31, 1999 were approximately $108,000 of the Company's net unrealized losses on its short-term available for sale investments and a $1,000 loss related to the Company's foreign currency translation adjustment. The decrease in accumulated other comprehensive loss as of June 30, 2000 was mainly attributable to the sale of the Company's short-term investments.

     (j) Revenue Recognition

     ADVERTISING

     The Company's revenues are derived principally from the sale of online advertisements under short-term contracts. To date, the duration of the Company's online advertising commitments has generally averaged from one to three months. Online advertising revenues are recognized ratably in the period in which the advertisement is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Company obligations typically include the guarantee of a minimum number of "impressions", defined as the number of times that an advertisement appears in pages viewed by the users of the Company's online properties. Payments received from advertisers prior to displaying their advertisements on the Company's sites are recorded as deferred revenues and are recognized as revenue ratably when the advertisement is displayed. To the extent minimum guaranteed impressions levels are not met, the Company defers recognition of the corresponding revenues until guaranteed levels are achieved. The Company's online advertising revenue includes the development and sale of sponsorship placements within its web sites. Development fees related to the sale of sponsorship placements on the Company's web sites are deferred and recognized ratably as revenue over the term of the contract. The Company also derives revenue through the sale of advertisements in its games information magazine, which was acquired in February 2000. Advertising revenues for the games information magazine are recognized at the on-sale date. Advertising revenue accounted for 73% and 70%, and 96% and 96% of total revenues for three and six months ended June 30, 2000 and 1999, respectively.

     The Company trades advertisements on its web properties in exchange for advertisements on the Internet sites of other companies. Barter revenues and expenses are recorded at the fair market value of services provided or received, whichever is more readily determinable in the circumstances. Revenue from barter transactions is recognized as income when advertisements are delivered on the Company's web properties. Barter expense is recognized when the Company's advertisements are run on other companies' web sites, which typically occurs in the same period in which barter revenue is recognized. Barter revenues and expenses represented 6% and 4% for the three and six months ended June 30, 2000, and 9% and 7% of total revenues for the three and six months ended June 30, 1999 respectively.

     ELECTRONIC COMMERCE AND OTHER

     The Company derives other revenues from the sale of video games and related products through its online store, the sale of its games information magazine through newsstands and subscriptions and electronic commerce revenue shares. Sales from the online store are recognized as revenue when the product is shipped to the customer. Freight out costs are included in net sales and have not been significant to date. The Company provides an allowance for merchandise sold through its online store. The allowance provided to date has not been significant. Newsstand sales of the games information magazine are recognized at the on-sale date, net of provisions for estimated returns. Subscriptions are recorded as deferred revenue when initially received and recognized as income pro ratably over the subscription term. Revenues from the Company's share of the proceeds from its e-commerce partners' sales are recognized upon notification from its partners of sales attributable to the Company's sites. Sales through the online store accounted for 18% and 24%, respectively, of total revenues for the three and six months ended June 30, 2000, and 4% and 4% (see Note
3) for the three and six months ended June 30, 1999, respectively. Other revenues were comprised of sales of the Company's games information magazine through newsstands and subscriptions. The Company acquired its games information magazine in February 2000. To date, revenues from the Company's electronic commerce revenue share agreements have been immaterial.

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

     For the three and six months ended June 30, 2000 and 1999, there were no customers that accounted for over 10% of revenues generated by the Company. The Company had no customers that represented more than 10% of accounts receivable at June 30, 2000 and one customer that represented more than 10% of accounts receivable at December 31, 1999.

     (l) Net Loss Per Common Share

     Diluted net loss per common share has not been presented separately, as the outstanding stock options, warrants and contingent stock purchase warrants are anti-dilutive for each of the periods presented.

     Diluted net loss per common share for the three and six months ended June 30, 2000 and 1999 does not include the effects of (1) options to purchase 4,234,864 and 4,553,988 shares of Common Stock, respectively, and
(2) warrants to purchase 4,011,534 and 4,011,534 shares of Common Stock, respectively.

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

     (n) Recent Accounting Pronouncements

     The Company adopted SFAS No. 133 "Accounting for Derivative
Instruments and Hedging Activities", as amended by SFAS 138, effective July 1, 2000, and determined that SFAS No. 133. This statement is not required to be applied retroactively to financial statements of prior periods. The company has not yet analyzed the impact of this pronouncement on its consolidated financial statements.

     FASB Interpretation No 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN NO. 44") provides guidance for applying APB Opinion No 25. "Accounting for Stock Issued to Employees". With certain exceptions, FIN No. 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. The Company applied FIN No. 44 to account for its cancellation and reissuance of options and the impact on its results of operations for the six months ended June 30, 2000 was a charge of approximately $17,000. The Company cannot estimate the impact of FIN No. 44 on its future results of operations as the charge is dependent on the future market price of the Company's common stock, which cannot be predicted with any degree of certainty.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101") which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will be required to adopt the accounting provisions of SAB No. 101, no later than the fourth quarter of 2000. The Company does not believe that the implementation of SAB No. 101 will have a significant effect on its results of operations.

     (o) Reclassifications

     Certain reclassifications have been made to prior year's condensed consolidated financial statements to conform to the current year's presentation.

     (2) STOCK OPTION REPRICING

     On May 31, 2000, the Company offered to substantially all of its employees, excluding executive officers and the Board of Directors, the right to cancel certain outstanding stock options and receive new options with an exercise price at the current fair market value of the stock. Options to purchase a total of approximately 1.1 million shares, approximately 20% of outstanding options, were canceled and approximately 856,000 new options were granted at an exercise price of $1.594, which was based on the closing price of the Company's common stock on May 31, 2000. The new options vest at the same rate that they would have vested under previous option plans. As described above in note 1(n) the Company is accounting for these repriced stock options using variable accounting. The total compensation charge for the three months ended June 30, 2000 was approximately $17,000.

     (3) RESTRUCTURING AND IMPAIRMENT CHARGES

     In April 2000, the Company's Board of Directors approved a plan to close the Company's electronic commerce operations in Seattle, Washington. The closure of the Seattle operations was the result of the Company's realignment of its electronic commerce operations to focus on the direct sale of video games and related products and partnerships with third parties who are interested in reaching the Company's audiences. The total restructuring and impairment charge of $15.6 million was comprised of the write-off of goodwill and purchased intangibles of $12.8 million, asset writedowns of $1.6 million, severance costs of $0.6 million, and other costs of $0.6 million. The cash and non-cash elements of the restructuring and impairment charge approximates $1.1 million and $14.5 million, respectively. As of June 30, 2000, the amount remaining in the restructuring accrual is $0.7 million of which $0.4 million is expected to be paid out by December 31, 2000 and the remaining $0.3 million will be paid out periodically through August 2002.

     (4) SPORTSLINE.COM, INC. DISTRIBUTION AGREEMENT

     In February 2000, the Company entered into a strategic two-year partnership with Sportsline.com, Inc. ("Sportsline"), whereby the Company will exclusively develop and operate community solutions on the Sportsline web site ("Sportsline Agreement"). Under the terms of the Sportsline Agreement, Sportsline received $5.0 million, paid in the Company's Common Stock. The total shares of Common Stock issued in connection with the Sportsline Agreement were 699,281 at $7.15 per share. The Company recorded the initial $5.0 million payment in Other Assets and is amortizing the amount under the straight-line method over the two year contractual term of the Sportsline Agreement. The contractual term of the Sportsline Agreement commenced upon Sportsline's launch of the Company's community solutions on its web site in April 2000. Sportsline can potentially receive additional compensation in either stock or cash, based upon the achievement of certain performance goals throughout the term of the Sportsline Agreement. Additionally, the Company receives the exclusive right to sell advertising, sponsorships and non-sports related e-commerce within the Sportsline community area.

     (5) ACQUISITION OF CHIPS & BITS, INC. AND STRATEGY PLUS, INC.

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

     This transaction was accounted for under the purchase method of accounting. The aggregate purchase price of these transactions was $15.5 million. The Company has preliminarily allocated $0.6 million to the net tangible assets of Chips & Bits and $0.8 million to the net tangible liabilities of Strategy Plus. The historical carrying amounts of the net tangible assets acquired and liabilities assumed by the Company approximated their fair market value on the date of acquisition. The purchase price in excess of the fair market value of the net tangible assets acquired and liabilities assumed by the Company amounted to $15.7 million and has been preliminarily allocated to goodwill. The goodwill amount is being amortized under the straight-line method over an estimated useful life of 3 years, the expected period of benefit.

     The following unaudited pro forma consolidated financial information gives effect to the above described acquisitions, and the acquisitions of shop.theglobe.com and Attitude Network, Ltd., acquired in February and April of 1999, respectively, as if they had occurred at the beginning of the respective periods by consolidating the results of operations of the Company, shop.theglobe.com, Attitude Network, Ltd., Chips & Bits and Strategy Plus for the three and six months ended June 30, 2000 and 1999.


                                                                           Three Months Ended               Six Months Ended
                                                                                June 30                          June 30
                                                                       --------------------------         -----------------------
                                                                       2000                  1999         2000               1999
                                                                                (in thousands, except per share data)

Revenue.........................................................       $    8,377      $    6,941         $17,055         $13,591
Net loss........................................................          (32,733)        (14,622)        (50,533)        (29,661)
Basic and diluted net loss per share............................       $    (1.07)     $    (0.55)        $ (1.67)       $  (1.16)
Weighted average basic and diluted shares outstanding...........           30,634          26,481          30,294          25,643

     (6)  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                                                                    June 30,                 December 31,
                                                                                      2000                       1999
                                                                                -----------------         -----------------
     (unaudited)

     Computer equipment and software, including assets under
       capital leases of $5,640 and $5,830, respectively...............         $          10,998         $           9,613
     Furniture and fixtures, including assets under capital leases of
       $42 and $42, respectively.......................................                     1,611                     1,159
     Leasehold improvements............................................                     2,094                     2,025
                                                                                -----------------         -----------------

                                                                                           14,703                    12,797
     Less accumulated depreciation and amortization, including amounts related to assets under capital leases of $2,559 and $1,828,
       respectively....................................................                     5,505                     3,333
                                                                                -----------------         -----------------

              Total....................................................         $           9,198         $           9,464
                                                                                =================         =================


     (7) COMMITMENTS AND CONTINGENCIES

     (a) Litigation

     From time to time the Company has been named in claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

     (b) Contingent Stock Issuances

     The Company, from time to time, has entered into purchase and/or distribution agreements which require the payment of additional cash and/or the issuance of additional Common Stock upon the occurrence of specified future events. The Company intends to satisfy any potential payments under these agreements through the issuance of Common Stock. At June 30, 2000, the Company has recorded approximately $2.45 million in Other Assets and Additional Paid-in-Capital in connection with these agreements. To date, these payments have been calculated using the fair market value of the Company's Common Stock at June 30, 2000. This amount will be amortized over the remaining contractual terms of the agreements and will be adjusted accordingly at each interim balance sheet date for fluctuations in the fair market value of the Company's Common Stock and/or achievement of certain performance goals as defined in the agreements.

     (8) SUBSEQUENT EVENT

     (a) Employment Agreement

     On July 14, 2000, the Company entered into an Employment Agreement with Charles M. Peck (the "Peck Employment Agreement"). Pursuant to the terms of the Peck Employment Agreement, Mr. Peck will be employed as the Chief Executive Officer of the Company. The Peck Employment Agreement provides for an annual base salary of not less than $325,000 per year with eligibility to receive annual increases in base salary as determined by the Board of Directors of the Company. Mr. Peck may receive an annual bonus of up to 50% of his then-current base salary if the Company attains certain financial targets for the next two calendar years; provided however, Mr. Peck will receive a guaranteed annual cash bonus of $25,000 for the next two calendar years. Mr. Peck was granted options to purchase 1,250,000 shares of common stock of the Company. The options were granted at an exercise price of $1.94 per share which was the closing price of the stock on July 14, 2000, the date of the execution of the Peck Employment Agreement ("Grant Date"). With respect to 1,000,000 of such options, 30,000 vested on the Grant Date; 60,000 will vest on the three-month anniversary of the Grant Date 75,000 will vest on the six-month anniversary of the Grant Date; and 59,643 will vest on each subsequent three-month period during the term of the Peck Employment Agreement. With respect to 250,000 of such options, 100% shall vest upon the earlier of the tenth anniversary of the Grant Date or earlier if the price per share of the Company's stock reaches a certain level or if there is a change of control of the Company at a certain price per share.

     The Peck Employment Agreement is for a term expiring on July 13, 2004, subject to earlier termination as provided in the Peck Employment Agreement. The Peck Employment Agreement provides that, in the event of termination by the Company without Cause (as defined in the Peck Employment Agreement), Mr. Peck will be entitled to receive from the Company salary continuation through the one year period following the termination date, and if such termination occurs prior to July 14, 2001 (the first year anniversary of the Peck Employment Agreement), $50,000 (less the amount of the guaranteed annual bonus theretofore paid or theretofore payable and unpaid). In addition, termination without Cause automatically triggers the vesting of a portion of the options held by Mr. Peck that have not yet vested.

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

     OVERVIEW

     We are one of the world's leading online properties specializing in bringing people together around shared topics of interest. We deliver "community" through four different streams: our flagship web site, theglobe.com, featuring our best-of-breed community products-globeClubs and uPublish!, both of which enable our users to personalize their online experience by interacting with other users around similar interests; distribution of our customized community solutions to strategic partners who desire to include community in their Web properties; small businesses looking to add "community" to their web sites; and a leading games information network. Our games information network includes HappyPuppy, GamesDomain, KidsDomain, ConsoleDomain, Chips & Bits, Inc. and Strategy Plus, Inc. Since our inception in May 1995, significant developments to core infrastructure capabilities, products and services, and strategic partnerships and acquisitions have enabled us to experience tremendous growth in our user base, reach and revenues.

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

     In November 1998, we completed an initial public offering of approximately 7.0 million shares of our Common Stock. The initial offering price was $4.50 per share which resulted in net proceeds of $27.3 million, after underwriting discounts of $2.0 million and offering costs of $2.0 million.

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

     Revenues increased to $8.4 million and $15.4 million for the three and six months ended June 30, 2000, respectively, as compared with $4.1 million and $7.3 million for the three and six months ended June 30, 2000. Advertising revenues for the three and six months ended June 30, 2000 were $6.1 million and $10.7 million, respectively, which represented 73% and 70% respectively of total revenues. Advertising revenues for the three and six months ended June 30, 1999 were $4.0 million and $7.1 million, respectively, which represented 96% and 96%, respectively, of total revenues. The growth in advertising revenues is primarily attributable to an increase in the number of advertisers, an increase in the average commitment per advertiser, an increase in the traffic on our web sites, and increased advertising revenue associated with our games magazine. We anticipate that advertising revenues will continue to account for a substantial share of our total revenues for the foreseeable future. Sales of merchandise through our online store accounted for 18% and 24% of total revenues for the three and six months ended June 30, 2000, respectively, as compared with 4% and 4% for the three and six months ended June 30, 1999. The increase in electronic commerce revenue is attributable to increased sales from our online store. In order to realign our e-commerce operations to focus on video games and related products, the Company elected in April 2000 to shut down its electronic commerce operations in Seattle Washington (see Note 3 of the notes to the condensed consolidated financial statements). Other revenues were comprised of sales of our games information magazine through newsstands and subscriptions. We acquired our games information magazine in February 2000. Barter revenues represented 6% and 4% of total revenues for the three and six months ended June 30, 2000, respectively, and 9% and 7% of total revenues for the three and six months ended June 30, 1999, respectively.

     Cost of Revenues. Cost of revenues consists primarily of Internet connection charges, staff and related costs of operations personnel, depreciation and maintenance costs of web site equipment and the costs of merchandise sold and shipping fees in connection with our online store. Gross margins were 44% and 41% for the three and six months ended June 30, 2000, respectively, as compared with 58% and 60% for the three and six months ended June 30, 1999, respectively. The period-to-period decrease in the gross margins was primarily attributable to a higher mix of electronic commerce and print advertising sales in our games information magazine, both of which traditionally result in lower gross margins than online advertising revenues. The absolute dollar increase in cost of revenues was due to additional costs of merchandise attributed to increased sales through our online store, an increase in Internet connection costs to support the increase in web site traffic, an increase in depreciation expense related to increased equipment costs and personnel costs required to support the expansion of our sites and services. We expect cost of revenues to continue to increase in absolute dollars as additional connectivity and staffing costs will be required to support our future growth and we continue to increase our electronic commerce sales.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related expenses of sales and marketing personnel, commissions, advertising and marketing costs, public relations expenses, coupons and other promotional activities and barter expense. Sales and marketing expense was $7.9 million and $13.5 million for the three and six months ended June 30, 2000 as compared with $3.5 million and $5.7 million for the three and six months ended June 30, 1999. The period-to-period increase in sales and marketing expense was attributable to increased salary and related personnel costs to support our revenue growth, increased advertising costs, which included costs associated with our television advertising campaign and promotional expenses required to implement our branding, marketing and distribution strategy. We expect sales and marketing costs to increase in absolute dollars due to increased staffing costs necessary to support our growth and continued branding and marketing efforts.

     Product Development. Product development expenses include salaries and related personnel costs, expenses incurred in connection with the development of, testing of and upgrades to our web sites and community management tools and editorial and content costs. Product development expenses were $2.8 million and $5.8 million for the three and six months ended June 30, 2000 as compared to $2.8 million and $4.9 million for the three and six months ended June 30, 1999. The period-to-period increase for the six months ended June 30, 2000 as compared with the six months ended June 30, 1999 was primarily attributable to additional personnel costs required to support the web sites of shop.theglobe.com, acquired in February 1999, Attitude Network, Ltd., acquired in April 1999, and Chips & Bits, Inc. and Strategy Plus, Inc., acquired in February, 2000, and to enhance their content and features. Expenses for the three months ended June 30, 2000 as compared with the three months ended June 30, 1999 have remained relatively constant. The Company elected to shut down shop.theglobe.com, its e-commerce operations in Seattle, Washington, in order to focus its e-commerce operations on video games and related products (see Note 3 of notes to condensed consolidated financial statements). We intend to continue recruiting and hiring experienced product development personnel who will maintain and upgrade our community management tools.

     General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related personnel costs for general corporate functions including finance, human resources, legal and facilities, outside legal and professional fees, bad debt expenses and general corporate overhead costs. General and administrative expenses were $3.5 million and $6.7 million for the three and six months ended June 30, 2000 as compared with $3.0 million and $5.7 million for the three and six months ended June 30, 1999. The period-to-period increase was primarily attributable to increased salaries and personnel costs associated with building our basic infrastructure and an increase in the absolute dollar amount of provisions for bad debts. The increase in salaries reflects the highly competitive nature of hiring in the new media industry. We expect to incur additional general and administrative expenses as we hire additional personnel and incur additional costs related to the growth of the business.

     Restructuring and Impairment Charge. Restructuring and impairment charge of $15.6 for the three and six months ended June 30, 2000 consists of expenses related to closing our electronic commerce operations in Seattle, Washington. The closure of the Seattle operation is the result of a realignment of our electronic commerce operations to focus on the direct sale of video games and related products and partnership with third parties who are interested in reaching our audience. The total restructuring and impairment charge of $15.6 million was comprised of the write-off of goodwill and purchased intangibles of $12.8 million, asset writedowns of $1.6 million, severance costs of $0.6 million, and other costs of $0.6 million.

     Amortization of Goodwill and Intangible Assets. Amortization expense was $7.0 million and $14.6 million for the three and six months ended June 30, 2000 as compared with $6.4 million and $7.8 million for the three and six months ended June 30, 1999. The period-to-period increase in amortization expense was primarily attributable to the acquisitions of Attitude Network, Ltd. in April 1999 and Chips & Bits, Inc. and Strategy Plus, Inc. in February 2000 and the purchase of the web hosting assets of Webjump.com in December 1999. The Company recorded goodwill and intangible assets of $47.0 million, $15.7 million and $13.0 million, respectively, in connection with these transactions. The total gross amount of goodwill and purchased intangibles as of June 30, 2000 was $77.5 million and is being amortized over the expected periods of benefit ranging from two to three years (three years for goodwill).

     Interest and other income, net. Interest and other income, net primarily includes interest income from our cash and cash equivalents and short-term investments, interest expense related to our capital lease obligations and realized gains and losses from the sale of short-term investments. The year-to-year increase in interest and other income, net was primarily attributable to increased interest income earned on increased cash and cash equivalents and short-term investments resulting from the net proceeds of our secondary public offering of Common Stock. The increased interest income was partially offset by increased interest expenses related to the assumption of additional capital lease obligations and realized losses on the sale of short-term investments in the first quarter of 2000.

     Income Taxes. Income taxes were $50,000 and $120,000 for three and six months ended June 30, 2000 as compared with $107,000 and $153,000 for the three and six months ended June 30, 1999. Income taxes were based solely on state and local taxes on business and investment capital. Our effective tax rate differs from the statutory federal income tax rate, primarily as a result of the uncertainty regarding our ability to utilize our net operating loss carryforwards. Due to the uncertainty surrounding the timing or realization of the benefits of our net operating loss carryforwards in future tax returns, we have placed a 100% valuation allowance against our otherwise recognizable deferred tax assets. At December 31, 1999, the Company had net operating loss carryforwards available for U.S. and foreign tax purposes of $69.5 million and $1.0 million, respectively. These carryforwards expire through 2019. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Due to the change in our ownership interests in the third quarter of 1997 and May 1999, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), future utilization of our net operating loss carryforwards prior to the change of ownership will be subject to certain limitations or annual restrictions.

     LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2000, we had approximately $19.7 million in cash and cash equivalents and approximately $12.6 million in short-term investments. Net cash used in operating activities was $19.1 million for the six months ended June 30, 2000 as compared to $11.6 million for the six months ended June 30, 1999. The increase in net cash used in operating activities resulted primarily from an increase in our net operating losses, exclusive of depreciation expense and amortization expense related to our acquisitions and non-cash restructuring and non-cash marketing expenses. The increase was also attributable to decreases in accounts payable and accrued compensation. These amounts were offset by increases in accrued expenses.

     Net cash provided by investing activities was $2.8 million for the six months ended June 30, 2000 as compared to $4.6 million net cash used for the six months ended June 30, 1999. The decrease in net cash used in investing activities is primarily attributable to an increase in the proceeds received from the sale of short-term investments, as well as, a decrease in purchases of property and equipment. These amounts were offset by increases in the purchases of short-term securities and the cash paid for acquisitions, net of cash acquired.

     Net cash used in financing activities was approximately $0.6 million for the six months ended June 30, 2000 as compared to cash provided of $64.7 million for the six months ended June 30, 1999. The cash provided from financing activities during the six months ended June 30, 1999 was primarily attributable to $65.0 million of proceeds from our secondary offering in May 1999.

     As of June 30, 2000, we have $0.7 million of commitments related to the closing of our Seattle electronic commerce operations. We currently have no material cash commitments other than those under our capital and operating lease agreements. We expect to meet our lease obligations with our cash and cash equivalents and short-term investments. As described in Note 7(b), we have entered into purchase and/or distribution agreements which require the payment of additional cash and/or the issuance of additional Common Stock upon the occurrence of specified future events. We intend to satisfy any potential payments under these agreements through the issuance of Common Stock.

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

     EFFECTS OF INFLATION

     Due to relatively low levels of inflation in 2000 and 1999 inflation has not had a significant effect on our results of operations since inception.

     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     The Company adopted SFAS No. 133 "Accounting for Derivative
Instruments and Hedging Activities", as amended by SFAS 138, effective July 1, 2000, and determined that SFAS No. 133. This statement is not required to be applied retroactively to financial statements of prior periods. The Company has not yet analyzed the impact of this pronouncement of its consolidated financial statements.

     FASB Interpretation No 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN NO. 44") provides guidance for applying APB Opinion No 25. "Accounting for Stock Issued to Employees". With certain exceptions, FIN No. 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. The Company applied FIN No. 44 to account for its cancellation and reissuance of options and the impact on its results of operations for the six months ended June 30, 2000 was a charge of approximately $17,000. The Company cannot estimate the impact of FIN No. 44 on its future results of operations as the charge is dependent on the future market price of the Company's common stock, which cannot be predicted with any degree of certainty.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101") which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company will be required to adopt the accounting provisions of SAB No. 101, no later than the fourth quarter of 2000. The Company does not believe that the implementation of SAB No. 101 will have a significant effect on its results of operations.

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

     o    enter into distribution agreements for our products and services;
          and

     o    raise sufficient capital to sustain future operations.

     REVENUE GROWTH IN PRIOR PERIODS MAY NOT BE INDICATIVE OF FUTURE GROWTH.

     We achieved significant revenue growth during 1998, 1999 and the first and second quarters of 2000. Our limited operating history makes prediction of future revenue growth difficult. Additionally, in an effort to realign our electronic commerce operations to focus on video games and related products, we elected to shut down our e-commerce operations in Seattle, Washington. This could materially and adversely impact our revenue growth. Accurate predictions of future revenue growth are also difficult because of the rapid changes in our markets. Accordingly, investors should not rely on past revenue growth rates as a prediction of future revenue growth.

     WE ANTICIPATE INCREASED OPERATING EXPENSES AND EXPECT TO CONTINUE TO INCUR LOSSES.

     We have incurred net losses since our inception and we expect that we will continue to incur net losses for the foreseeable future. We had net losses of approximately $49.2 million for the six months ended June 30, 2000 and $49.6 million, $16.0 million, $3.6 million and $0.8 million for the years ended December 31, 1999, 1998, 1997 and 1996, respectively. As of June 30, 2000, we had an accumulated deficit of approximately $119.3 million. The principal causes of our losses are likely to continue to be:

     o    costs resulting from development and enhancement of our services;

     o    amortization expense related to our acquisitions;

     o sales and marketing expenses necessary to maintain revenue growth and develop brand identity;

     o    growth of our sales force;

     o    expansion of our business facilities and systems infrastructure;

     o failure to generate sufficient revenue to compensate for increased costs; and

     o    general and administrative expenses;

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

     o failure to enter into distribution agreements for our products and services; and

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

     WE EXPECT SIGNIFICANT STOCK BASED COMPENSATION CHARGES RELATED TO REPRICED OPTIONS.

     In light of the decline in our stock price at the time and in an effort to retain our employee base, in May 2000, we offered to reprice options held by all employees, other than directors and executive officers. Options to purchase a total of approximately 1.1 million shares, representing approximately 20% of outstanding options, were canceled and approximately 856,000 new options were granted at an exercise price of $1.594, which was based on the closing price of the Company's common stock on May 31, 2000. The new options vest at the same rate that they would have vested under previous option plans.

     In March 2000, Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("Interpretation"). Among other issues, this Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. As a result under the Interpretation, stock options repriced after December 15, 1998 are subject to variable plan accounting treatment. This guidance requires the Company to remeasure compensation cost for outstanding repriced options each reporting period based on changes in the market value of the underlying common stock. Depending upon movements in the market value of the Company's common stock, this accounting treatment may result in significant non cash compensation charges in future periods.

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

     OUR BUSINESS MODEL IS NEW AND UNPROVEN.

     Our business model is new and relatively unproven. This model depends upon our ability to obtain more than one type of revenue source by using our community platform or games information properties ("Games Network"). To be successful, we must, among other things, develop and market products and services that achieve broad market acceptance by our users, advertisers and electronic commerce vendors. We must continue to develop electronic commerce revenue streams by marketing products directly to users and having users purchase products through our electronic commerce site. We cannot assure you that any Internet community, including our site, will achieve broad market acceptance and will be able to generate significant electronic commerce revenues. We also cannot assure you that our business model will be successful, that it will sustain revenue growth or that it will be profitable.

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

     OUR ACQUISITIONS OR JOINT VENTURES ENTAIL NUMEROUS RISKS AND
     UNCERTAINTIES.

     As part of our business strategy, we review acquisition prospects or joint ventures that we expect to complement our existing business, increase our traffic, augment the distribution of our community, enhance our technological capabilities or increase our electronic commerce revenues. On February 1, 1999, we acquired shop.theglobe.com, formerly known as Azazz, to develop electronic commerce retailing on our site. In April 2000, we closed these electronic commerce operations in Seattle, Washington. (See
Note 3 in condensed consolidated financial statements and Management's Discussion and Analysis on Financial Condition and Results of Operations). On April 9, 1999, we acquired Attitude Network, Ltd. to add two leading game enthusiast web sites to our entertainment theme. On November 20, 1999, we acquired the web hosting assets of Webjump.com to expand our home page hosting services. On February 24, 2000, we acquired Chips & Bits, Inc., an electronic commerce retailer that focuses primarily on game enthusiasts and Strategy Plus, Inc., an offline media property that publishes a monthly games magazine. We consider and evaluate, from time to time, potential business combinations, either involving potential investments in our Common Stock or other business combinations, joint ventures alliances or business development arrangements, or our acquisition of other companies. If consummated, any such transaction could result in a change of control of our company or could otherwise be material to our business or to your investment in our Common Stock. We are currently in discussions or negotiations for various transactions of these types, some of which may be material, but we have not reached any binding agreements. These transactions may or may not be consummated. Our future acquisitions or joint ventures could result in numerous risks and uncertainties, including:

o potentially dilutive issuances of equity securities, which may be issued at the time of the transaction or in the future if certain tests are met or not met, as the case may be. These securities may be freely tradable in the public market or subject to registration rights which could require us to publicly register a large amount of Common Stock, which could have a material adverse effect on our stock price;

     o    large and immediate write-offs;

     o significant write-offs if we determine that the business acquisition does not fit or perform up to expectations;

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

     o the effective development of web site content that attracts users having demographic characteristics attractive to advertisers; and

     o    price competition among web sites.

     We cannot assure you that the market for Internet advertising will continue to emerge or become sustainable. If the Internet advertising market develops slower than we expect, our business performance would be materially adversely affected. To date, substantially all our online advertising contracts have been for terms averaging one to three months in length, with relatively few longer term advertising contracts. Additionally, our online advertising customers may object to the placement of their advertisements on some members' personal homepages, the content of which they deem to be undesirable. Moreover, measurements of site visitors may not be accurate or trusted by our advertising customers. There are no uniformly accepted standards for the measurement of visitors to a web site, and there exists no one accurate measurement for any given Internet visitor metric. Indeed, different website traffic measurement firms will tend to arrive at different numbers for the same metric. For any of the foregoing reasons, we cannot assure you that our current advertisers will continue to purchase advertisements on our sites. We also compete with traditional advertising media, including television, radio, cable and print, for a share of advertisers' total advertising budgets. This results in significant pricing pressures on our advertising rates, which could have a material adverse effect on us.

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

     WE RELY ON THIRD PARTIES OVER WHOM WE HAVE LIMITED CONTROL TO MANAGE THE PLACEMENT OF ADVERTISING ON OUR WEBSITES.

     The process of managing advertising within large, high-traffic web sites such as ours is an increasingly important and complex task. We license our advertising management system from DoubleClick, Inc. under an agreement expiring in April 2001. DoubleClick may terminate the agreement upon 30 days' notice if (1) we breach the agreement or (2) DoubleClick reasonably determines that we have used their advertising management system in a manner that could damage their technology or which reflects unfavorably on DoubleClick's reputation. No assurance can be given that DoubleClick would not terminate the agreement. Any termination and replacement of DoubleClick's service could disrupt our ability to manage our advertising operations. Additionally, we have entered into a contract with Engage Technologies, Inc. for the license of proprietary software to manage the placement of advertisements on our web sites. This software has been implemented and our relationship under the contract has not yet been material. There can be no assurance that this software will effectively manage and measure the placement of advertisements on our web sites and that errors will not occur. For example, Doubleclick informed us in June 1999 that its report of the numbers of unique visitors to the theglobe web site was not accurate. We cannot assure you that there will be no miscalculations of such or other measurements in the future. Any miscalculations or other problems with reporting these measurements could have a material adverse effect on our business, financial condition or stock price.

     To the extent that we encounter system failures or material difficulties in the operation of our advertising management systems, we may:

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

     WE DEPEND SUBSTANTIALLY ON OUR KEY PERSONNEL.

     Our performance is substantially dependent on the continued service of our senior management and key technical personnel, all of whom have only worked together for a short time. In particular, our success depends on the continued efforts of our senior management team, especially our founders, our Chief Executive Officer, our President and Chief Operating Officer and our Chief Financial Officer. We do not carry key person life insurance on any of our personnel. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business.

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

     WE MAY NOT EFFECTIVELY MANAGE OUR GROWTH; OUR MANAGEMENT TEAM IS INEXPERIENCED IN THE MANAGEMENT OF A LARGE PUBLIC COMPANY.

     Our recent growth has placed significant strains on our resources. To manage our future growth, we must continue to implement and improve our operational systems and expand and train our employee base. We hired a new Chief Executive Officer in August 2000, who has not had previous experience of managing a public company. Some of our key employees were hired during 1998, including our President and Chief Operating Officer, who joined us in August 1998 and our Chief Financial Officer, who joined us in July 1998. Furthermore, the members of our current senior management, other than the Chairman, have not had any previous experience managing a public company or a large operating company. Accordingly, we cannot assure you that:

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

     OUR CHAIRMAN HAS OTHER INTERESTS AND TIME COMMITMENTS; WE HAVE CONFLICTS OF INTEREST WITH SOME OF OUR DIRECTORS.

     Because our Chairman, Mr. Michael Egan, is an officer of other companies, we will have to compete for his time. Mr. Egan serves as the Chairman of our board of directors and as an executive officer with primary responsibility for day-to-day strategic planning and financing arrangements. Mr. Egan is also the controlling investor of Dancing Bear Investments, Inc., an entity controlled by Mr. Egan, which is our largest stockholder. Mr. Egan has not committed to devote any specific percentage of his business time with us. Accordingly, we compete with Dancing Bear Investments, Inc. and Mr. Egan's other related entities for his time. Mr. Egan is also Chairman of ANC Rental Corporation, a spin-off of the car rental business of AutoNation, Inc.

     We currently have revenue agreements with entities controlled by Mr. Egan and by H. Wayne Huizenga, one of our directors. These agreements were not the result of arm's-length negotiations, but we believe that the terms of these agreements are on comparable terms as if they were entered into with unaffiliated third parties. The revenues recognized from such agreements represented less than 1% of total revenues for the six months ended June 30, 2000 and less than 4% and 3% of total revenues for the years ended December 31, 1999 and 1998. Due to their relationships with their related entities, Messrs. Egan and Huizenga will have an inherent conflict of interest in making any decision related to transactions between their related entities and us. We intend to review related party transactions in the future on a case-by-case basis.

     WE MAY NOT BE ABLE TO KEEP UP WITH RAPID TECHNOLOGICAL AND OTHER
CHANGES.

     The markets in which we compete are characterized by:

     o    rapidly changing technology;

     o    evolving industry standards;

     o frequent new service and product announcements, introductions and enhancements;

     o    changing consumer demands; and

     o    evolving regulatory oversight.


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

     We compete for users, advertisers and electronic commerce marketers with the following types of companies:

     o other online community web sites, such as GeoCities, which was acquired by Yahoo!, Tripod and AngelFire, subsidiaries of Lycos, Xoom.com which was acquired by NBC, Homestead.com and Homepage.com;

     o search engines and other Internet "portal" companies, such as Excite@Home, Lycos, Yahoo! and Disney Interactive Group;

     o other community club providers, such as eGroups, which was acquired by Yahoo!, Topica and TalkCity;

     o    online content web sites, such as CNET, ESPN.com and ZDNet.com;

     o publishers and distributors of television, radio and print, such as CBS, NBC and CNN/Time Warner;

     o general purpose consumer online services, such as America Online and Microsoft Network;

     o web sites maintained by Internet service providers, such as AT&T WorldNet and EarthLink;

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

     o    larger customer bases; and

     o significantly greater financial, technical and marketing resources

     In addition, providers of Internet tools and services, including community-type sites, may be acquired by, receive investments from, or enter into other commercial relationships with larger, well-established and well-financed companies, such as Microsoft and America Online. For example, Excite merged with @Home, America Online acquired Netscape, Xoom.com and Snap.com completed a transaction in which NBC merged some of its online assets with these entities to form NBCi, and Yahoo! acquired GeoCities and eGroups. In addition, there has been other significant consolidation in the industry. This consolidation may continue in the future. We could face increased competition in the future from traditional media companies, including cable, newspaper, magazine, television and radio companies. A number of these large traditional media companies, including Walt Disney Co., CBS and NBC, have been active in Internet related activities. Those competitors may be able to undertake more extensive marketing campaigns for their brands and services, adopt more aggressive advertising pricing policies and make more attractive offers to potential employees, distribution partners, electronic commerce companies, advertisers, third-party content providers and acquisition targets. Furthermore, our existing and potential competitors may develop sites that are equal or superior in quality to, or that achieve greater market acceptance than, our sites. We cannot assure you that advertisers may not perceive our competitors' sites as more desirable than ours.

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

     In April 2000, we elected to shut down our e-commerce operations in Seattle, Washington in order to focus our e-commerce operations on video games and related products (see Note 3 to the condensed consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations). Accordingly, we cannot assure you that electronic commerce transactions will provide a significant or sustainable source of revenues or profits. Additionally, due to the ability of consumers to easily compare prices of similar products or services on competing web sites, gross margins for electronic commerce transactions which are narrower than for advertising businesses may further narrow in the future and, accordingly, our revenues and profits from electronic commerce arrangements may be materially and adversely affected. If use of the Internet for electronic commerce does not continue to grow, our business and financial condition would be materially and adversely affected.

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

     Our revenues could be materially adversely affected if we are unable to adapt to other pricing models for Internet advertising if they are adopted. It is difficult to predict which, if any, pricing models for Internet advertising will emerge as the industry standard. This makes it difficult to project our future advertising rates and revenues. Additionally, it is possible that Internet access providers may, in the future, act to block or limit various types of advertising or direct solicitations, whether at their own behest or at the request of users. Moreover, "filter" software programs that limit or prevent advertising from being delivered to an Internet user's computer are available. Widespread adoption of this software could adversely affect the commercial viability of Internet advertising. In addition, concerns regarding the privacy of user data on the Web may reduce the amount of user data collected in the future, thus reducing our ability to provide targeted advertisements. This may, in turn, put downward pressure on cost per thousand impressions ("CPM").

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

     WE MAY NEED TO RAISE ADDITIONAL FUNDS, INCLUDING, BUT NOT LIMITED TO, THE ISSUANCE OF DEBT.

     Our capital requirements depend on numerous factors, including market acceptance of our services, the capital required to maintain our web sites, the resources we devote to marketing and selling our services and our brand promotions and other factors. We have experienced a substantial increase in our capital expenditures and lease arrangements since our inception consistent with the growth in our operations and staffing. Additionally, we will continue to evaluate possible investments in businesses, products and technologies, some of which may be material. Since our inception, we have incurred significant operating losses and we believe we will continue to incur operating losses for the foreseeable future. We expect that we will continue to experience negative operating cash flows for the foreseeable future as a result of our operating losses. We believe that our cash and cash equivalents and short-term investments at June 30, 2000 will be sufficient to meet our anticipated cash need for working capital and capital expenditures for our existing business for the next 12 months. However, we may need to raise additional funds earlier in order to:

     o    fund our anticipated expansion;

     o    develop new or enhanced services or products;

     o    respond to competitive pressures;

     o    acquire complementary products, businesses or technologies; and

     o    enter into joint ventures.

     If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced. Stockholders may experience extreme dilution due to our current stock price and these securities may have rights senior to those of the holders of our Common Stock. We do not have any contractual restrictions on our ability to incur debt. Any indebtedness could contain covenants which restrict our operations. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our business could be materially adversely effected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

     WE RELY ON INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS.

     We regard substantial elements of our web sites and underlying technology as proprietary and attempt to protect them by relying on intellectual property laws and restrictions on disclosure. We also generally enter into confidentiality agreements with our employees and consultants. In connection with our license agreements with third parties, we generally seek to control access to and distribution of our technology and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar technology independently. Thus, we cannot assure you that the steps taken by us will prevent misappropriation or infringement of our proprietary information which could have a material adverse effect on our business. In addition, our competitors may independently develop similar technology, duplicate our products or design around our intellectual property rights.

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

     We have registered several Internet domain names including "theglobe.com", "globeclubs.com", "tglo.com," "azazz.com," "happypuppy.com," "realmx.com," "kidsdomain.com," "gamesdomain.com," "webjump.com" and"cdmag.com." The regulation of domain names in the United States and in foreign countries may change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names, any or all of which may dilute the strength of our names. We may not acquire or maintain our domain names in all of the countries in which our web sites may be accessed, or for any or all of the top-level domain names that may be introduced. The relationship between regulations governing domain names and laws protecting proprietary rights is unclear. Therefore, we may not be able to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights.

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

     WE MAY BE EXPOSED TO LIABILITY FOR INFORMATION RETRIEVED FROM OR TRANSMITTED OVER THE INTERNET OR FOR PRODUCTS SOLD OVER THE INTERNET.

     Users may access content on our web sites or the web sites of our distribution partners or other third parties through web site links or other means, and they may download content and subsequently transmit this content to others over the Internet. This could result in claims against us based on a variety of theories, including defamation, obscenity, negligence, copyright, trademark infringement or the wrongful actions of third parties. Other theories may be brought based on the nature, publication and distribution of our content or based on errors or false or misleading information provided on our web sites. Claims have been brought against online services in the past and we have received inquiries from third parties regarding these matters. The claims could be material in the future. We could also be exposed to liability for third party content posted by members on their personal web pages, their email clubs or by users in our chat rooms or on our bulletin boards.

     Additionally, we offer e-mail service, which a third party provides. The e-mail service may expose us to potential liabilities or claims resulting from unsolicited e-mail, lost or misdirected messages, fraudulent use of e-mail or delays in e-mail service. We also enter into agreements with commerce partners and sponsors under which we are entitled to receive a share of any revenue from the purchase of goods and services through direct links from our sites. We sell products directly to consumers which may expose us to additional legal risks, regulations by local, state, federal and foreign authorities and potential liabilities to consumers of these products and services, even if we do not ourselves provide these products or services. We cannot assure you that any indemnification that may be provided to us in some of these agreements with these parties will be adequate. Even if these claims do not result in our liability, we could incur significant costs in investigating and defending against these claims. The imposition of potential liability for information carried on or disseminated through our systems could require us to implement measures to reduce our exposure to liability. Those measures may require the expenditure of substantial resources and limit the attractiveness of our services. Additionally, our insurance policies may not cover all potential liabilities to which we are exposed.

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


     VARIOUS STOCKHOLDERS, INDIVIDUALLY OR IN THE AGGREGATE, MAY CONTROL US.

     Michael S. Egan, our Chairman, beneficially owns or controls, directly or indirectly, 9,844,606 shares of our Common Stock which in the aggregate represents approximately 28% of the outstanding shares of our Common Stock. Todd V. Krizelman and Stephan J. Paternot, together, beneficially own 12% of the outstanding shares of Common Stock. Accordingly, Mr. Egan would likely be able to exercise significant influence in any stockholder vote, particularly if Messrs. Krizelman and Paternot support his position.

     Messrs. Egan, Krizelman, Paternot and Edward A. Cespedes and Rosalie
V. Arthur, each of whom is a director of our company, have entered into a stockholders' agreement with us. As a result of the stockholders' agreement, Mr. Egan has agreed to vote for up to two nominees of Messrs. Krizelman and Paternot to the board of directors and Messrs. Krizelman and Paternot have agreed to vote for the nominees of Mr. Egan to the board, which will be up to five directors. Consequently, Messrs. Egan, Krizelman and Paternot will likely be able to elect a majority of our directors. Additionally, each party other than Mr. Egan has granted an irrevocable proxy with respect to all matters subject to a stockholder vote to Dancing Bear Investments, Inc., an entity controlled by Mr. Egan, for any shares held by that party received upon the exercise of outstanding warrants for 400,000 shares of our Common Stock. The stockholders' agreement also provides for tag-along and drag-along rights in connection with any private sale of these securities.

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

     THE SALE OF SHARES ELIGIBLE FOR FUTURE SALE IN THE OPEN MARKET COULD DEPRESS OUR STOCK PRICE.

     Sales of significant amounts of Common Stock in the public market in the future, the perception that sales will occur or the registration of such shares could materially and adversely affect the market price of the Common Stock or our future ability to raise capital through an offering of our equity securities. We currently have approximately 20 million shares of Common Stock that are freely tradable. Approximately 8,218,450 shares of Common Stock are held by our "affiliates," within the meaning of the Securities Act of 1933, and are currently eligible for sale in the public market subject to volume limitation. On May 2, 2000, we filed a registration statement on Form S-3 to register for sale the 1,104,972 shares of Common Stock held by Infonent.com, Inc., issued in connection with our acquisition of the web hosting assets of Webjump.com. In addition, any of the 1,104,972 shares that are not sold pursuant to this registration statement on or before August 18, 2000 will be eligible for sale, subject to volume limitation, in November 2000. Further, since Infonent.com, Inc. is currently in bankruptcy, it may be eligible to sell all or a portion of the shares not sold in connection with this registration statement pursuant to exemptions from the securities law afforded to it under bankruptcy laws. In connection with our distribution agreement with Sportsline.com, Inc., 699,281 shares will become eligible for sale in the public market, subject to volume limitations, in February 2001. We may issue additional shares in connection with this agreement based upon certain performance and stock price metrics.

     There are outstanding options to purchase 5,609,864 shares of Common Stock which become eligible for sale in the public market from time to time depending on vesting and the expiration of lock-up agreements. The issuance of these securities are registered under the Securities Act. In addition, there are outstanding warrants to purchase up to 4,011,534 shares of our Common Stock upon exercise. Substantially all of our stockholders holding restricted securities, including shares issuable upon the exercise of warrants to purchase our Common Stock, are entitled to registration rights under various conditions.

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

     Interest Rate Risk. Our return on our investments in cash and cash equivalents and short-term investments is subject to interest rate risks. We regularly assess these risks and have established policies and business practices to manage the market risk of our short-term securities.

     Foreign Currency Risk. We transact business in the United Kingdom. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. The effect of foreign currency exchange rate fluctuations for 1999 and the first and second quarter of 2000 was not material. We do not use derivative financial instruments to limit our foreign currency risk exposure.

                                  PART II

                             OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 7 - "Commitments and Contingencies" in Part I, Item 1, "Condensed Consolidated Financial Statements."

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(d)  Use of Proceeds from Sales of Registered Securities.

     On November 13, 1998, we completed our initial public offering of approximately 7.0 million shares of Common Stock at a price of $4.50 per share (File No. 333-59751). We received net proceeds of $27.3 million, net of $2.0 million in underwriting discounts and $2.0 million in offering costs. On May 19, 1999, we completed our secondary public offering of 3.5 million shares of Common Stock at a price of $20.00 per share (File No. 333-76153). We received net proceeds of $65.0 million, net of $3.5 million in underwriting discounts and $1.5 million in offering costs. None of the expenses incurred in our initial or secondary public offerings were direct or indirect payments to our directors, officers, general partners or their associates, to persons owning ten percent or more of any class of our equity securities or to our affiliates. As of June 30, 2000, the net proceeds received from our public offerings have been used for networking infrastructure and the functionality of our web sites and for general corporate purposes, which include working capital, advertising costs, the leasing of new office facilities, the expansion of our sales and marketing capabilities, our advertising campaign and our brand name promotions. We have also used a portion of such net proceeds for the acquisition of complementary businesses, assets, services and technology. None of the general corporate expenses incurred were direct or indirect payments to our directors, officers, general partners or their associates, to persons owning ten percent or more of any class of our equity securities or to our affiliates.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

         Exhibit Number            Description
         --------------            -----------

          10.1 Employment agreement by and between theglobe.com, inc. and Charles Peck.

          10.2 Employment agreement by and between theglobe.com, inc. and Todd Krizelman.

          10.3 Employment agreement by and between theglobe.com, inc. and Stephan Paternot.

          10.4 Consulting agreement by and between theglobe.com, inc. and Edward Cespedes.

          10.5                     Stock Option Agmt (Peck)

          10.6                     Stock Option Agmt

          27.1                     Financial Data Schedule

     (b) Reports on Form 8-K.

     On May 5, 2000, we filed a Form 8-K under Item 5 announcing our financial results for the first quarter of 2000.

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

     August 14, 2000