Form 10-Q
period 2000-09-30
THEGLOBE COM INC
filed 2000-11-14
CIK 1066684

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 14, 2000

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

     Yes X  No

     The number of shares outstanding of the Registrant's Common Stock, $.001 par value (the "Common Stock"), as of November 6, 2000 was
31,059,990.

                             THEGLOBE.COM, INC.

                                 FORM 10-Q

                                   INDEX

                        PART I FINANCIAL INFORMATION

                                                                         Page

Item 1. Condensed Consolidated Financial Statements

        Condensed Consolidated Balance Sheets at September 30, 2000
          (unaudited) and December 31, 1999                                 1

        Unaudited Condensed Consolidated Statements of Operations for
          the three and nine months ended September 30, 2000 and 1999       2

        Unaudited Condensed Consolidated Statements of Cash Flows for
          the nine months ended September 30, 2000 and 1999                 3

        Notes to Unaudited Condensed Consolidated Financial Statements      4

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        10

Item 3. Qualitative and Quantitative Disclosures about Market Risk         29


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

        A.  Exhibits
        B.  Reports on Form 8-K

Signatures                                                               II-2

                        PART I FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             THEGLOBE.COM, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       September 30,              December 31,
                                                           2000                       1999
                                                     -----------------         -----------------
                                                     (unaudited)                    (note 1)
            ASSETS
Current assets:
  Cash and cash equivalents...................     $      19,458,386         $      36,585,998
  Short-term investments......................             5,387,250                19,288,627
  Accounts receivable, net....................             4,390,927                 4,219,716
  Prepaid and other current assets............             1,836,960                 1,446,187
                                                   -----------------         -----------------

    Total current assets......................            31,073,523                61,540,528

Goodwill and other intangible assets, net.....            45,770,165                63,462,251
Property and equipment, net...................             9,075,085                 9,464,291
Restricted investments........................             4,948,907                 3,657,497
Other assets..................................             5,571,239                   718,750
                                                   -----------------         -----------------

Total assets..................................     $      96,438,919         $     138,843,317
                                                   =================         =================


      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable............................     $       1,818,320         $       2,722,017
  Accrued expenses............................             4,401,680                 2,439,369
  Accrued compensation........................             1,386,185                 1,610,445
  Deferred revenue............................             1,085,912                   565,919
  Current portion of long-term debt and
    current installments of capital
    lease obligations ........................             2,038,605                 1,956,982
                                                   -----------------         -----------------

    Total current liabilities.................            10,730,702                 9,294,732

Long-term debt and capital lease obligations,
  excluding current installments..............               906,762                 2,200,895
Deferred rent.................................               523,736                   438,263

Stockholders' equity:
  Common stock................................                31,060                    27,771
  Additional paid-in capital..................           220,314,455               197,307,293
  Deferred compensation.......................              (136,284)                 (269,307)
  Accumulated other comprehensive loss........               (83,848)                 (109,462)
  Accumulated deficit.........................          (135,847,664)              (70,046,868)
                                                 -------------------         -----------------

    Total stockholders' equity................            84,277,719               126,909,427
                                                 -------------------         -----------------
  Commitments and contingencies...............

    Total liabilities and stockholders'
      equity..................................   $        96,438,919         $     138,843,317
                                                 ===================         =================
 See accompanying notes to unaudited condensed consolidated financial statements.

                             theglobe.com, inc.
         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              Three Months Ended                         Nine Months Ended
                                                                 September 30,                              September 30,
                                                 -----------------------------------------      ------------------------------------
                                                        2000                   1999                    2000               1999
                                                 ------------------     ------------------      -----------------    ---------------
                                                                  (unaudited)                                   (unaudited)

Revenues:
 Advertising................................      $     4,057,173      $     4,439,959       $     14,791,091   $     11,492,163
 Electronic commerce and other..............            2,691,974              458,499              7,314,719            728,117
                                                  ---------------      ---------------       ----------------   ----------------

     Total revenues.........................            6,749,147            4,898,458             22,105,810         12,220,280

Cost of revenues............................            4,845,165            2,258,983             13,936,308          5,209,291
                                                  ---------------      ---------------       ----------------   ----------------

     Gross profit...........................            1,903,982            2,639,475              8,169,502          7,010,989

Operating expenses:
  Sales and marketing.......................            6,056,302            4,677,754             19,571,396         10,346,289
  Product development.......................            2,561,931            2,921,560              8,353,728          7,841,347
  General and administrative................            3,865,878            3,353,995             10,604,228          9,100,676
  Restructuring and impairment charges......                   --                   --             15,583,110                 --
  Amortization of goodwill
    and intangible assets...................            6,315,861            6,223,574             20,920,645         13,993,116
                                                  ---------------      ---------------       ----------------   ----------------

      Total operating expenses..............           18,799,972           17,176,883             75,033,107         41,281,428
                                                  ---------------      ---------------       ----------------   ----------------

      Loss from operations..................          (16,895,990)         (14,537,408)           (66,863,605)       (34,270,439)

Interest and other income, net..............              360,949              635,795              1,236,947          1,144,976
                                                  ---------------      ---------------       ----------------   ----------------
         Loss before provision
           for income taxes.................          (16,535,041)         (13,901,613)           (65,626,658)       (33,125,463)

Provision for income taxes..................               53,698              144,274                174,138            297,239
                                                  ---------------      ---------------       ----------------   ----------------

         Net loss...........................      $   (16,588,739)     $   (14,045,887)      $    (65,800,796)       (33,422,702)
                                                  ===============      ===============       ================   ================
Basic and diluted net loss
  per share.................................      $         (0.53)     $         (0.53)      $          (2.18)  $          (1.39)
                                                  ===============      ===============       ================   ================
Weighted average basic and
  diluted shares outstanding................           31,049,710           26,531,625             30,165,888         24,033,240
                                                  ===============      ===============       ================   ================

See accompanying notes to unaudited condensed consolidated financial statements.

                             THEGLOBE.COM, INC.
         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                        -------------------------------------------
                                                                               2000                     1999
                                                                        -------------------------------------------
                                                                                        (unaudited)
Cash flows from operating activities:
  Net loss................................................              $   (65,800,796)        $   (33,422,702)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation and amortization........................                   23,888,425              15,711,029
     Deferred compensation................................                      149,946                  94,372
     Amortization of debt discount........................                           --                 131,010
     Loss on sale of short-term securities................                      108,929                      --
     Deferred rent........................................                       85,473                 409,773
     Non-cash restructuring and impairment charges........                   14,493,057                      --
     Non-cash marketing expenses..........................                    2,003,762                      --
  Changes in operating assets and liabilities, net of
     effect of acquisitions:
     Accounts receivable, net.............................                      794,811                (755,472)
     Prepaid and other current assets.....................                       (6,023)                183,081
     Accounts payable.....................................                   (2,822,690)               (792,214)
     Accrued expenses.....................................                    2,205,098                 756,228
     Accrued compensation.................................                     (494,977)                230,586
     Deferred revenue.....................................                     (110,434)               (677,870)
                                                                        ---------------         ---------------

 Net cash used in operating activities....................                  (25,505,419)            (18,132,179)
                                                                        ---------------         ---------------
 Cash flows from investing activities:
  Purchases of short-term securities......................                  (26,161,841)            (13,709,968)
  Proceeds from sale and maturities of short-term
     securities...........................................                   40,063,218              10,753,418
  Purchases of property and equipment.....................                   (2,978,426)             (5,226,679)
  Cash paid for acquisitions, net of cash acquired........                     (263,707)                691,320
  Payments of security deposits, net......................                   (1,291,410)             (1,871,953)
                                                                        ---------------         ---------------
 Net cash provided by (used) in investing activities......                    9,367,834              (9,363,862)
                                                                        ---------------         ---------------

 Cash flows from financing activities:
  Payments under capital lease obligations................                   (1,345,870)             (1,016,506)
  Payments of long-term debt..............................                      (59,239)                (25,681)
  Proceeds from exercise of common stock
   options and warrants...................................                      408,916                 393,249
  Net proceeds from issuance of common stock..............                       68,333              65,013,435
                                                                        ---------------         ---------------
 Net cash (used in) provided by financing activities......                     (927,860)             64,364,497
                                                                        ---------------         ---------------


 Net change in cash and cash equivalents..................                  (17,065,445)             36,868,456

 Effect of exchange rate changes on cash and cash equivalents                   (62,167)                  2,855

 Cash and cash equivalents at beginning of period.........                   36,585,998              29,250,572
                                                                        ---------------         ---------------

 Cash and cash equivalents at end of period...............              $    19,458,386         $    66,121,883
                                                                        ===============         ===============
 Supplemental disclosure of noncash transactions:
  Equipment acquired under capital leases.................              $        64,739         $     2,415,033
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

     The Company's business is characterized by rapid technological change, new product development and evolving industry standards. Inherent in the Company's business are various risks and uncertainties, including its limited operating history, unproven business model and the limited history of commerce and advertising on the Internet. The Company's success may depend, in part, upon the continued expansion of the Internet as a communications medium, prospective product development efforts and the acceptance of the Company's community solutions by the marketplace.

     (b)  Principles of Consolidation

     The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries from their respective dates of acquisition (see Note 5). All significant intercompany balances and transactions have been eliminated in consolidation.

     (c)  Unaudited Interim Condensed Consolidated Financial Information

     The unaudited interim condensed consolidated financial statements of the Company as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed consolidated financial statements.

     In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2000, the results of its operations for three and nine months ended September 30, 2000 and 1999 and its cash flows for the nine months ended September 30, 2000 and 1999.

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

     (e)  Cash and Cash Equivalents

     The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. Cash equivalents were $16.0 million at September 30, 2000 and $30.2 million at December 31, 1999 and consisted of government securities.

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

     The Company's short-term investments were comprised of the following at September 30, 2000 and December 31, 1999:

                                           SEPTEMBER 30,        DECEMBER 31,
                                               2000                1999
                                         -----------------    ----------------
                                              (UNAUDITED)
                                                       (IN THOUSANDS)
 Available-for-sale securities.........       $      --           $  2,889
 Held-to-maturity securities...........           5,387             16,400
                                              ---------           --------
        Short-term investments.........       $   5,387           $ 19,289
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

     (h)  Goodwill and Intangible Assets

     Goodwill and intangible assets primarily relates to the Company's acquisitions accounted for under the purchase method of accounting, or its purchase of intangible assets. Under the purchase method of accounting, the excess of the purchase price over the identifiable net tangible assets of the acquired entity is recorded as identified intangible assets and goodwill. Goodwill and intangible assets is stated at cost, net of accumulated amortization, and is being amortized under the straight-line method over a period of 2 to 3 years, the expected periods of benefit (3 years for goodwill). As of September 30, 2000, accumulated amortization was $31.7 million.

     (i) Comprehensive Loss

     The Company's comprehensive loss was approximately $16.6 million and $14.1 million for the three months ended September 30, 2000 and 1999, respectively and $65.8 million and $33.5 million, respectively, for the nine months ended September 30, 2000 and 1999. The Company's other comprehensive loss item as of September 30, 2000 was approximately $84,000 loss related to its foreign currency translation adjustment. The other comprehensive loss items as of December 31, 1999 were approximately $108,000 of the Company's net unrealized losses on its short-term available for sale investments and a $1,000 loss related to the Company's foreign currency translation adjustment. The decrease in accumulated other comprehensive loss as of September 30, 2000 was mainly attributable to the sale of the Company's short-term investments and foreign currency translation adjustments.

     (j)  Revenue Recognition

     ADVERTISING

     The Company's revenues are derived principally from the sale of online advertisements under short-term contracts. To date, the duration of the Company's online advertising commitments has generally averaged from one to three months. Online advertising revenues are recognized ratably in the period in which the advertisement is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Company obligations typically include the guarantee of a minimum number of "impressions", defined as the number of times that an advertisement appears in pages viewed by the users of the Company's online properties. Payments received from advertisers prior to displaying their advertisements on the Company's sites are recorded as deferred revenues and are recognized as revenue ratably when the advertisement is displayed. To the extent minimum guaranteed impressions levels are not met, the Company defers recognition of the corresponding revenues until guaranteed levels are achieved. The Company's online advertising revenue includes the development and sale of sponsorship placements within its web sites. Development fees related to the sale of sponsorship placements on the Company's web sites are deferred and recognized ratably as revenue over the term of the contract. The Company also derives revenue through the sale of advertisements in its games information magazine, which was acquired in February 2000. Advertising revenues for the games information magazine are recognized at the on-sale date. Advertising revenue accounted for 60% and 67% of total revenue for the three and nine months ended September 30, 2000, and 91% and 94% of total revenues for three and nine months ended September 30, 1999, respectively.

     The Company trades advertisements on its web properties in exchange for advertisements on the Internet sites of other companies. Barter revenues and expenses are recorded at the fair market value of services provided or received, whichever is more readily determinable in the circumstances. Revenue from barter transactions is recognized as income when advertisements are delivered on the Company's web properties. Barter expense is recognized when the Company's advertisements are run on other companies' web sites, which typically occurs in the same period in which barter revenue is recognized. Barter revenues and expenses represented 6% and 5% for the three and nine months ended September 30, 2000, and 4% and 6% of total revenues for the three and nine months ended September 30, 1999 respectively.

     ELECTRONIC COMMERCE AND OTHER

     The Company derives other revenues from the sale of video games and related products through its online store, the sale of its games information magazine through newsstands and subscriptions and electronic commerce revenue shares. Sales from the online store are recognized as revenue when the product is shipped to the customer. Freight out costs are included in net sales and have not been significant to date. The Company provides an allowance for returns for merchandise sold through its online store. The allowance provided to date has not been significant. Newsstand sales of the games information magazine are recognized at the on-sale date, net of provisions for estimated returns. Subscriptions are recorded as deferred revenue when initially received and recognized as income pro ratably over the subscription term. Revenues from the Company's share of the proceeds from its e-commerce partners' sales are recognized upon notification from its partners of sales attributable to the Company's sites. Sales through the online store accounted for 25% and 25%, respectively, of total revenues for the three and nine months ended September 30, 2000, and 9% and 6% (see Note 3) for the three and nine months ended September 30, 1999, respectively. Other revenues also included sales of the Company's games information magazine through newsstands and subscriptions. The Company acquired its games information magazine in February 2000. To date, revenues from the Company's electronic commerce revenue share agreements have been immaterial.

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

     The Company's customers are primarily concentrated in the United States. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information; to date, such losses have been within management's expectations. A significant portion of the Company's revenues are derived from Internet companies that are early stage entities. These entities may be dependent on additional financing in order to survive. For companies such as these, the risk of default on outstanding indebtedness to us may be higher than traditional companies.

     For the three and nine months ended September 30, 2000 and 1999, there were no customers that accounted for over 10% of revenues generated by the Company. The Company had no customers that represented more than 10% of accounts receivable at September 30, 2000 and one customer that represented more than 10% of accounts receivable at December 31, 1999.

     (l)  Net Loss Per Common Share

     Diluted net loss per common share has not been presented separately, as the outstanding stock options, warrants and contingent stock purchase warrants are anti-dilutive for each of the periods presented.

     Diluted net loss per common share for the three and nine months ended September 30, 2000 and 1999 does not include the effects of outstanding (1) options to purchase 4,863,377 and 4,368,911 shares of Common Stock, respectively, and (2) warrants to purchase 4,011,534 and 4,011,534 shares of Common Stock, respectively.

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

     (n) Recent Accounting Pronouncements

     The Company is required to adopt SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 138, effective January 1, 2000, and has not yet determined the effect SFAS No. 133 will have on the consolidated financial statements. This statement is not required to be applied retroactively to financial statements of prior periods.

     FASB Interpretation No 44, Accounting for Certain Transactions Involving Stock Compensation" ("FIN NO. 44") provides guidance for applying APB Opinion No 25. "Accounting for Stock Issued to Employees. With certain exceptions, FIN No. 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. The Company applied FIN No. 44 to account for its cancellation and reissuance of options and there has been no impact on its results of operations for the nine months ended September 30, 2000. The Company cannot estimate the impact of FIN No. 44 on its future results of operations as the charge is dependent on the future market price of the Company's common stock, which cannot be predicted with any degree of certainty.

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

     (2) STOCK OPTION REPRICING

     On May 31, 2000, the Company offered to substantially all of its employees, excluding executive officers and the Board of Directors, the right to cancel certain outstanding stock options and receive new options with an exercise price at the current fair market value of the stock. Options to purchase a total of approximately 1.1 million shares, approximately 20% of outstanding options, were canceled and approximately 856,000 new options were granted at an exercise price of $1.594 per share, which was based on the closing price of the Company's common stock on May 31, 2000. The new options vest at the same rate that they would have vested under previous option plans. As described above in note 1(n), the Company is accounting for these repriced stock options using variable accounting. For the nine months ended September 30, 2000, there has been no compensation charge relating to the repricing. Depending upon movements in the market value of the Company's common stock, this accounting treatment may result in significant non cash compensation charges in future periods.

     (3) RESTRUCTURING AND IMPAIRMENT CHARGES

     In April 2000, the Company's Board of Directors approved a plan to close the Company's electronic commerce operations in Seattle, Washington. The closure of the Seattle operations was the result of the Company's realignment of its electronic commerce operations to focus on the direct sale of video games and related products and partnerships with third parties who are interested in reaching the Company's audiences. The total restructuring and impairment charge of $15.6 million was comprised of the write-off of goodwill and purchased intangibles of $12.8 million, asset writedowns of $1.6 million, severance costs of $0.6 million, and other costs of $0.6 million. The cash and non-cash elements of the restructuring and impairment charge approximates $1.1 million and $14.5 million, respectively. As of September 30, 2000, the amount remaining in the restructuring accrual is $0.6 million of which $0.3 million is expected to be paid out by December 31, 2000 and the remaining $0.3 million will be paid out periodically through August 2002.

     (4) SPORTSLINE.COM, INC. DISTRIBUTION AGREEMENT

     In February 2000, the Company entered into a strategic two-year partnership with Sportsline.com, Inc. ("Sportsline"), whereby the Company will exclusively develop and operate community solutions on the Sportsline web site ("Sportsline Agreement"). Under the terms of the Sportsline Agreement, Sportsline received $5.0 million, paid in the Company's Common Stock. The total shares of Common Stock issued in connection with the Sportsline Agreement were 699,281 at $7.15 per share. The Company recorded the initial $5.0 million payment in Other Assets and is amortizing the amount under the straight-line method over the two year contractual term of the Sportsline Agreement. The contractual term of the Sportsline Agreement commenced upon Sportsline's launch of the Company's community solutions on its web site in April 2000. Sportsline can potentially receive additional compensation in either stock or cash, based upon the achievement of certain performance goals throughout the term of the Sportsline Agreement (see Note 7(b)). Additionally, the Company receives the exclusive right to sell advertising, sponsorships and non-sports related e-commerce within the Sportsline community area.

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

     The following unaudited pro forma consolidated financial information gives effect to the above described acquisitions, and the acquisitions of shop.theglobe.com and Attitude Network, Ltd., acquired in February and April of 1999, respectively, as if they had occurred at the beginning of the respective periods by consolidating the results of operations of the Company, shop.theglobe.com, Attitude Network, Ltd., Chips & Bits and Strategy Plus for the three and nine months ended September 30, 2000 and 1999.

                                                               Three Months Ended           Nine Months Ended
                                                                 September 30                 September 30
                                                          --------------------------     -------------------------
                                                         2000             1999           2000            1999
                                                         ---------------------------     -------------------------
                                                                  (in thousands, except per share data)
Revenue..............................................$  6,749          $  7,850        $23,804         $21,441
Net loss............................................. (16,589)          (15,492)       (67,122)        (45,146)
Basic and diluted net loss per share.................$  (0.53)         $  (0.54)       $ (2.20)        $ (1.70)
Weighted average basic and diluted shares
  outstanding........................................  31,050            28,436         30,536          26,583

     (6)  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following (in thousands):

                                                                             September 30,              December 31,
                                                                                 2000                       1999
                                                                           -----------------         -----------------
                                                                             (unaudited)

Computer equipment and software, including assets under
  capital leases of $5,666 and $5,830, respectively...............         $          11,875         $           9,613
Furniture and fixtures, including assets under capital leases of
  $42 and $42, respectively.......................................                     1,618                     1,159
Leasehold improvements............................................                     2,112                     2,025
                                                                           -----------------         -----------------

                                                                                      15,605                    12,797
Less accumulated depreciation and amortization, including amounts related to assets under capital leases of $2,978 and $1,828,
  respectively....................................................                     6,530                     3,333
                                                                           -----------------         -----------------

         Total....................................................         $           9,075         $           9,464
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

     (b)  Contingent Stock Issuances

     The Company, from time to time, has entered into purchase and/or distribution agreements which require the payment of additional cash and/or the issuance of additional Common Stock upon the occurrence of specified future events. The Company intends to satisfy any potential payments under these agreements through the issuance of Common Stock. The maximum amount of contingent stock offers that the Company would be obligated to pay out is 1.1 million shares in Common Stock plus an additional $3.7 million payable in shares of the Company's common stock based on the market value of such stock at the time of payment. At September 30, 2000, the Company has recorded approximately $2.45 million in Other Assets and Additional Paid-in-Capital in connection with these agreements. To date, these payments have been calculated using the fair market value of the Company's Common Stock at September 30, 2000. This amount will be amortized over the remaining contractual terms of the agreements and will be adjusted accordingly at each interim balance sheet date for fluctuations in the fair market value of the Company's Common Stock and/or achievement of certain performance goals as defined in the agreements.

     (8)  SUBSEQUENT EVENTS

          (a)  Restructuring

          In October 2000, the Company announced that in an effort to reduce operating expenses it has reduced its workforce by 27 employees. In connection with the reduction in the workforce, the Company expects to record a restructuring charge in the fourth quarter of approximately $1.4 million. This charge is primarily related to severance payments for the eliminated workforce.

          (b)  Sale of Subsidiary

          On October 26, 2000, the Company entered into a non-binding Letter of Intent ("LOI") for the sale of its UK-based games properties, Games Domain and Console Domain (the "Properties"), to a group of investors including Ice Securities, a London-based merchant bank with an investment focus on games and entertainment related sites, and certain members of Kaleidoscope Network management. The LOI remains subject to the negotiation of definitive documents with respect to the transaction. If the transaction is consummated, an entity formed by Ice Securities and the other investors will acquire 75% of Kaleidoscope Network, Ltd., theglobe.com's indirect subsidiary, which holds the Properties.

         If the transaction is consummated, theglobe would receive $5.0 million in cash at the closing and a $1.0 million secured note payable in six months, and would retain a 25% equity stake in Kaleidoscope Network.

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

     In October, 2000, the Company entered into a non-binding Letter of Intent ("LOI") for the sale of its UK-based games properties, Games Domain and Console Domain (the "Properties"), to a group of investors including
Ice Securities, a London-based merchant bank with an investment focus on games and entertainment related sites, and certain members of Kaleidoscope Network management. The LOI remains subject to the negotiation of definitive documents with respect to the transaction. If the transaction is consummated, an entity formed by Ice Securities and the other investors will acquire 75% of Kaleidoscope Network, Ltd., theglobe.com's indirect subsidiary, which holds the Properties. If the transaction is consummated, theglobe would receive $5.0 million in cash at the closing and a $1.0 million secured note payable in six months, and would retain a 25% equity stake in Kaleidoscope Network.

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

     Revenues increased to $6.7 million and $22.1 million for the three and nine months ended September 30, 2000, respectively, as compared with $4.9 million and $12.2 million for the three and nine months ended September 30, 2000. Advertising revenues for the three and nine months ended September 30, 2000 were $4.1 million and $14.8 million, respectively, which represented 60% and 67% respectively of total revenues. Advertising revenues for the three and nine months ended September 30, 1999 were $4.4 million and $11.5 million, respectively, which represented 91% and 94%, respectively, of total revenues. The decline in advertising revenues for the three months ended September 30, 2000 compared to the September 30, 1999 was primarily attributable to a decrease in advertising spending from our internet related clients which were partially offset by increased advertising revenue associated with our games magazine. The growth in advertising revenues for the nine months ended September 30, 2000 compared to September 30, 1999 was attributable to an increase in the number of advertisers, an increase in the average commitment per advertiser, an increase in traffic on our web sites, and increased advertising revenues associated with our games magazine. We anticipate that advertising revenues will continue to account for a substantial share of our total revenues for the foreseeable future. Sales of merchandise through our online store accounted for 25% and 25% of total revenues for the three and nine months ended September 30, 2000, respectively, as compared with 9% and 6% for the three and nine months ended September 30, 1999. The increase in electronic commerce revenue is attributable to increased online sales from our acquisition of Chips & Bits, Inc. in February 2000. In order to realign our e-commerce operations to focus on video games and related products, the Company elected in April 2000 to shut down its electronic commerce operations in Seattle Washington (see Note 3 of the notes to the condensed consolidated financial statements). Other revenues were comprised of newsstand sales and subscriptions of our games information magazine which we acquired in February 2000. Barter revenues represented 6% and 5% of total revenues for the three and nine months ended September 30, 2000, respectively, and 4% and 6% of total revenues for the three and nine months ended September 30, 1999, respectively.

     Cost of Revenues. Cost of revenues consists primarily of Internet connection charges, staff and related costs of operations personnel, depreciation and maintenance costs of web site equipment, printing costs of our games magazine and the costs of merchandise sold and shipping fees in connection with our online store. Gross margins were 28% and 37% for the three and nine months ended September 30, 2000, respectively, as compared with 54% and 57% for the three and nine months ended September 30, 1999, respectively. The period-to-period decrease in the gross margins was primarily attributable to a higher mix of electronic commerce and print advertising sales in our games information magazine, both of which traditionally result in lower gross margins than online advertising revenues. The absolute dollar increase in cost of revenues was due to printing costs of our games magazine which was acquired in February 2000, additional costs of merchandise attributable to increased sales through our online store, an increase in Internet connection costs to support the increase in web site traffic, an increase in depreciation expense related to increased equipment costs and personnel costs required to support the expansion of our sites and services. We expect cost of revenues to continue to increase in absolute dollars as additional connectivity and staffing costs will be required to support our future growth and we continue to increase our electronic commerce sales.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related expenses of sales and marketing personnel, commissions, advertising and marketing costs, public relations expenses, coupons and other promotional activities and barter expense. Sales and marketing expense was $6.1 million and $19.6 million for the three and nine months ended September 30, 2000 as compared with $4.7 million and $10.3 million for the three and nine months ended September 30, 1999. The period-to-period increase in sales and marketing expense was attributable to increased salary and related personnel costs, promotional expenses related to our games magazine, increased advertising costs, which included costs associated with our television advertising campaign and promotional expenses required to implement our branding, marketing and distribution strategy. We expect sales and marketing costs to increase in absolute dollars due to increased staffing costs necessary to support our growth and continued branding and marketing efforts.

     Product Development. Product development expenses include salaries and related personnel costs, expenses incurred in connection with the development of, testing of and upgrades to our web sites and community management tools and editorial and content costs. Product development expenses were $2.6 million and $8.4 million for the three and nine months ended September 30, 2000 as compared to $2.9 million and $7.8 million for the three and nine months ended September 30, 1999. The period-to-period increase for the nine months ended September 30, 2000 as compared with the nine months ended September 30, 1999 was primarily attributable to additional personnel costs required to support the web sites and operations of Attitude Network, Ltd., acquired in April 1999, and Chips & Bits, Inc. and Strategy Plus, Inc., acquired in February, 2000, and to enhance their content and features. Expenses for the three months ended September 30, 2000 as compared with the three months ended September 30, 1999 have remained relatively constant. We intend to continue recruiting and hiring experienced product development personnel who will maintain and upgrade our community management tools and enhance our content.

     General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related personnel costs for general corporate functions including finance, human resources, legal and facilities, outside legal and professional fees, bad debt expenses and general corporate overhead costs. General and administrative expenses were $3.9 million and $10.6 million for the three and nine months ended September 30, 2000 as compared to $3.4 million and $9.1 million for the three and nine months ended September 30, 1999. The period-to-period increase was primarily attributable to increased salaries and personnel costs associated with building our basic infrastructure and an increase in the absolute dollar amount of provisions for bad debts. The increase in salaries reflects the highly competitive nature of hiring in the new media industry.

     Restructuring and Impairment Charge. Restructuring and impairment charge of $15.6 for the nine months ended September 30, 2000 consists of expenses related to closing our electronic commerce operations in Seattle, Washington. The closure of the Seattle operation was the result of a realignment of our electronic commerce operations to focus on the direct sale of video games and related products and partnership with third parties who are interested in reaching our audience. The total restructuring and impairment charge of $15.6 million was comprised of the write-off of goodwill and purchased intangibles of $12.8 million, asset writedowns of $1.6 million, severance costs of $0.6 million, and other costs of $0.6 million.

     Amortization of Goodwill and Intangible Assets. Amortization expense was $6.3 million and $20.9 million for the three and nine months ended September 30, 2000 as compared with $6.2 million and $14.0 million for the three and nine months ended September 30, 1999. The period-to-period increase in amortization expense was primarily attributable to the acquisitions of Attitude Network, Ltd. in April 1999 and Chips & Bits, Inc. and Strategy Plus, Inc. in February 2000 and the purchase of the web hosting assets of Webjump.com in December 1999. The Company recorded goodwill and intangible assets of $47.0 million, $15.7 million and $13.0 million, respectively, in connection with these transactions. The total gross amount of goodwill and purchased intangibles as of September 30, 2000 was $77.5 million and is being amortized over the expected periods of benefit ranging from two to three years (three years for goodwill).

     Interest and other income, net. Interest and other income, net primarily includes interest income from our cash and cash equivalents and short-term investments, interest expense related to our capital lease obligations and realized gains and losses from the sale of short-term investments. The decrease in interest and other income, net for the three months ended September 30, 2000 compared to September 30, 1999 was primarily attributable to a decrease in interest income earned as a result of a lower cash and cash equivalent and short-term investment balance. Interest and other income, net remained relatively constant for the nine months ended September 30, 2000 compared to September 30, 1999.

     Income Taxes. Income taxes were approximately $54,000 and $174,000 for three and nine months ended September 30, 2000 as compared with $144,000 and $297,000 for the three and nine months ended September 30, 1999. Income taxes were based solely on state and local taxes on business and investment capital. Our effective tax rate differs from the statutory federal income tax rate, primarily as a result of the uncertainty regarding our ability to utilize our net operating loss carryforwards. Due to the uncertainty surrounding the timing or realization of the benefits of our net operating loss carryforwards in future tax returns, we have placed a 100% valuation allowance against our otherwise recognizable deferred tax assets. At December 31, 1999, the Company had net operating loss carryforwards available for U.S. and foreign tax purposes of $69.5 million and $1.0 million, respectively. These carryforwards expire through 2019. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Due to the change in our ownership interests in the third quarter of 1997 and May 1999, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), future utilization of our net operating loss carryforwards prior to the change of ownership will be subject to certain limitations or annual restrictions.

     LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2000, we had approximately $19.5 million in cash and cash equivalents and approximately $5.4 million in short-term investments. Net cash used in operating activities was $25.5 million for the nine months ended September 30, 2000 as compared to $18.1 million for the nine months ended September 30, 1999. The increase in net cash used in operating activities resulted primarily from an increase in our net operating losses, exclusive of depreciation expense and amortization expense related to our acquisitions and non-cash restructuring and non-cash marketing expenses. The increase was also attributable to decreases in accounts payable and accrued compensation. These amounts were offset by an increase in accrued expenses and a decrease in accounts receivable.

     Net cash provided by investing activities was $9.4 million for the nine months ended September 30, 2000 as compared to $9.4 million net cash used for the nine months ended September 30, 1999. The decrease in net cash used in investing activities is primarily attributable to an increase in the proceeds received from the sale of short-term investments, as well as, a decrease in purchases of property and equipment. These amounts were partially offset by increases in the purchases of short-term securities and the cash paid for acquisitions, net of cash acquired.

     Net cash used in financing activities was approximately $0.9 million for the nine months ended September 30, 2000 as compared to cash provided of $64.4 million for the nine months ended September 30, 1999. The cash provided from financing activities during the nine months ended September 30, 1999 was primarily attributable to $65.0 million of proceeds from our secondary offering in May 1999.

     As of September 30, 2000, we have $0.6 million of commitments related to the closing of our Seattle electronic commerce operations. Subsequent to September 30, 2000, we announced a reduction in our workforce which is expected to result in approximately $1.4 million of commitments related to severance payments. We currently have no material cash commitments other than those under our capital and operating lease agreements. We expect to meet our lease obligations with our cash and cash equivalent, short-term investments and security deposits. As described in Note 7(b), we have entered into purchase and/or distribution agreements which require the payment of additional cash and/or the issuance of additional Common Stock upon the occurrence of specified future events. The maximum amount of contingent stock offers that the Company would be obligated to pay out is
1.1 million shares plus an additional $3.7 million payable in shares of the Company's common stock based on the market value of such stock at the time of payment. We intend to satisfy any potential payments under these agreements through the issuance of Common Stock.

     In October, 2000, the Company entered into a non-binding Letter of Intent ("LOI") for the sale of its UK-based games properties, Games Domain and Console Domain (the "Properties"), to a group of investors including Ice Securities, a London-based merchant bank with an investment focus on games and entertainment related sites, and certain members of Kaleidoscope Network management. The LOI remains subject to the negotiation of definitive documents with respect to the transaction. If the transaction is consummated, an entity formed by Ice Securities and the other investors will acquire 75% of Kaleidoscope Network, Ltd., theglobe.com's indirect subsidiary, which holds the Properties. If the transaction is consummated, theglobe would receive $5.0 million in cash at the closing and $1.0 million secured note payable in six months, and would retain a 25% equity stake in Kaleidoscope Network. There are no assurances that this deal will close.

     Our capital requirements depend on numerous factors, including market acceptance of our services, the capital required to maintain our web sites, the resources we devote to marketing and selling our services and our brand promotions and other factors. We have experienced an increase in our capital expenditures and lease arrangements since our inception consistent with the growth in our operations and staffing. Additionally, we continue to evaluate possible investments in products and technologies, some of which may be material. Since our inception, we have incurred significant operating losses and we believe we will continue to incur operating losses for the foreseeable future. We expect that we will continue to experience negative operating cash flows for the foreseeable future as a result of our operating losses. Because of our limited resources, our viability is dependent upon our ability to quickly raise sufficient capital to meet our cash requirements. We are exploring a number of strategic alternatives including equity financing. If we sell equity the transaction could be very dilutive since our stock price is so low. However, there can be no assurances that we will be successful in finding or completing a transaction or that our resources will be sufficient to enable us to continue our operations during this process. The factors described above raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. See "Risk Factors -- We may need to raise additional funds, including through the issuance of debt."

     MARKET FOR COMPANY'S COMMON EQUITY

     In November 2000, by letter dated November 10, 2000, we received notification from the NASDAQ Stock Market, Inc.("NASDAQ") that we were not in compliance with NASDAQ's $1.00 minimum bid price requirement; the shares of Common Stock having closed below the minimum bid price for 30 consecutive business days. To regain compliance with this standard the Common Stock is required to have a closing bid price at or above $1.00 for ten consecutive trading days within the 90-calendar day period following the advent of non-compliance.

     Our failure to meet NASDAQ's maintenance criteria in the future may result in the discontinuance of the inclusion of our securities in NASDAQ. In such event, trading, if any, in the securities may then continue to be conducted in the non-NASDAQ over-the-counter market in what are commonly referred to as the electronic bulletin board and the "pink sheets". As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of the securities. In addition, we would be subject to a Rule promulgated by the Securities and Exchange Commission which, if we fail to meet criteria set forth in such Rule, then various practice requirements would be imposed on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, the Rule may have an adverse effect on the ability of broker-dealers to sell the securities, which may affect the ability of shareholders to sell the securities in the secondary market.

     EFFECTS OF INFLATION

     Due to relatively low levels of inflation in 2000 and 1999 inflation has not had a significant effect on our results of operations since inception.

     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     The Company is required to adopt SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 138, effective January 1, 2000, and has not yet determined the effect SFAS No. 133 will have on the consolidated financial statements. This statement is not required to be applied retroactively to financial statements of prior periods.

     FASB Interpretation No 44, Accounting for Certain Transactions Involving Stock Compensation" ("FIN NO. 44") provides guidance for applying APB Opinion No 25. "Accounting for Stock Issued to Employees. With certain exceptions, FIN No. 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. The Company applied FIN No. 44 to account for its cancellation and reissuance of options and there has been no impact on its results of operations for the nine months ended September 30, 2000. The Company cannot estimate the impact of FIN No. 44 on its future results of operations as the charge is dependent on the future market price of the Company's common stock, which cannot be predicted with any degree of certainty.

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

     REVENUE GROWTH IN PRIOR PERIODS MAY NOT BE INDICATIVE OF FUTURE GROWTH.

     We achieved significant revenue growth during 1998, 1999 and the first and second quarters of 2000. Our revenue decreased in the third quarter 2000 by approximately 19% from the second quarter of 2000. Our limited operating history makes prediction of future revenue growth difficult. Additionally, in April 2000, we elected to shut down our e-commerce operations in Seattle, Washington in an effort to realign our electronic commerce operations to focus on video games and related products. This could materially and adversely impact our revenue growth. Accurate predictions of future revenue growth are also difficult because of the rapid changes in our markets. Accordingly, investors should not rely on past revenue growth rates as a prediction of future revenue growth.

     WE EXPECT TO CONTINUE TO INCUR LOSSES.

     We have incurred net losses in each quarter since our inception and we expect that we will continue to incur net losses for the foreseeable future. We had net losses of approximately $65.8 million for the nine months ended September 30, 2000 and $49.6 million, $16.0 million, $3.6 million and $0.8 million for the years ended December 31, 1999, 1998, 1997 and 1996, respectively. As of September 30, 2000, we had an accumulated deficit of approximately $135.8 million. The principal causes of our losses are likely to continue to be:

     o    costs resulting from development and enhancement of our services;

     o    amortization expense related to our acquisitions;

     o sales and marketing expenses necessary to maintain revenue growth and develop brand identity;

     o    growth of our sales force;

     o    expansion of our systems infrastructure;

     o    failure to generate sufficient revenue; and

     o    general and administrative expenses;

     We will need to generate significantly increased revenues to achieve profitability, particularly if we are unable to adjust our expenses in light of any earnings shortfall. We cannot assure you that we will ever achieve or sustain profitability.

     WE WILL NEED TO RAISE ADDITIONAL FUND IN ORDER TO CONTINUE OPERATIONS.

     Since our inception, we have incurred significant operating losses and we believe we will continue to incur operating losses for the foreseeable future. We also expect to incur negative cash flows for the foreseeable future as a result of our operating losses and our need to fund future capital expenditures. We believe that our cash and cash equivalents and short-term investments at September 30, 2000 will be sufficient to meet our anticipated cash needs for the next few quarters. However, we will need to raise additional funds earlier in order to fund future operating losses and capital expenditures.

     The capital markets have been unpredictable in the past, especially for early stage companies such as ours. The amount of capital that a company like ours is able to raise often depends on variables that are beyond our control, such as share price of our stock and its trading volume. As a result, there is no guarantee that our efforts to secure financing will be successful. If the Company is able to consummate a financing arrangement, there is no guarantee that the terms will be favorable to us, or that the amount raised will be sufficient to meet our future needs. If adequate funds are not available or are not available on acceptable terms, our business, and continued viability could be materially adversely effected. We may need to further reduce our staff and operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

     In October, 2000, the Company entered into a non-binding Letter of Intent ("LOI") for the sale of its UK-based games properties, Games Domain and Console Domain (the "Properties"), to a group of investors including Ice Securities, a London-based merchant bank with an investment focus on games and entertainment related sites, and certain members of Kaleidoscope Network management. The LOI remains subject to the negotiation of definitive documents with respect to the transaction. If the transaction is consummated, an entity formed by Ice Securities and the other investors will acquire 75% of Kaleidoscope Network, Ltd., theglobe.com's indirect subsidiary, which holds the Properties. If the transaction is consummated, theglobe would receive $5.0 million in cash at the closing and $1.0 million secured note payable in six months, and would retain a 25% equity stake in Kaleidoscope Network. There are no assurances that this deal will close. If the transaction does not close it could materially impact our liquidity.

     If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced. Stockholders may experience extreme dilution due to our current stock price and the significant amount of financing we need to raise and these securities may have rights senior to those of holders of our Common Stock. We do not have any contractual restrictions on our ability to incur debt. Any indebtedness could contain covenants which restrict our operations.

     OUR FINANCIAL PERFORMANCE AND SUBSEQUENT REDUCTION OF THE WORKFORCE MAY AFFECT THE MORALE AND PERFORMANCE OF OUR PERSONNEL AND ABILITY TO ENTER INTO NEW BUSINESS RELATIONSHIPS.

     We have incurred significant net losses since our inception. In an effort to reduce our cash expenses, we began to implement certain restructuring initiatives and cost reductions. In October 2000, we reduced our workforce by 27 employees. In addition, recent trading levels of our common stock have decreased the value of the stock options granted to employees pursuant to our stock option plan. As a result of these factors, our remaining personnel may seek employment with larger, more stable companies or companies they perceive to have better prospects. Our failure to retain qualified employees to fulfill our current and future needs could halt our future growth and have a material adverse affect on our business.

     In addition, the publicity we have received, in connection with our financial performance and measures to remedy it, may negatively affect our reputation and our business partners and other market participants perception of the Company. If we are unable to maintain the existing and develop new business relationships our revenues could suffer materially.

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

     We compete for users, advertisers and electronic commerce marketers with the following types of companies:

     o other community web sites, such as GeoCities, which was acquired by Yahoo!, Tripod and AngelFire, subsidiaries of Lycos, Homestead.com and Homepage.com;

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

     OUR QUARTERLY OPERATING RESULTS FLUCTUATE AND VARY BY SEASON.

     Our quarterly revenues, expenses and operating results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. As a result, quarter to quarter comparisons of our revenues and operating results may not be meaningful. In addition, due to our limited operating history and our unproven business model, we cannot accurately predict our future revenues or results of operations. It is likely that in one or more future quarters, our operating results will fall below the expectation of securities analysts and investors. If this occurs, the trading price of our Common Stock would almost certainly be materially and adversely affected. The factors which will cause our quarterly operating results to fluctuate include:

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

     o financial performance of other internet companies who advertise on our site;

     o failure to enter into distribution agreements for our products and services; and

     o competition from others providing services similar to those of ours.

     We derive a substantial portion of our revenues from the sale of advertising under short-term contracts. These contracts average one to three months in length. As a result, our quarterly revenues and operating results are, to a significant extent, dependent on advertising revenues from contracts entered into within the quarter, and on our ability to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. A slowdown in the advertising market can happen quickly. We believe that advertising sales in traditional media, such as television and radio, generally are lower in the first and third calendar quarters. If the Internet transitions from an emerging to a more developed form of media, these same patterns may develop in Internet advertising sales. Internet advertising expenditures may also develop a different seasonality pattern. Traffic levels on our sites and the Internet have typically declined during the summer and year-end vacation and holiday periods.

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

     In March 2000, Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("Interpretation"). Among other issues, this Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. As a result under the Interpretation, stock options repriced after December 15, 1998 are subject to variable plan accounting treatment. The Company remeasures compensation cost for outstanding repriced options each reporting period based on changes in the market value of the underlying common stock. Depending upon movements in the market value of the Company's common stock, this accounting treatment may result in significant non cash compensation charges in future periods.

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

     OUR BUSINESS MODEL IS NEW AND UNPROVEN.

     Our business model is unproven and relatively new. This model depends upon our ability to obtain more than one type of revenue source by using our community platform or games information properties ("Games Network"). To be successful, we must, among other things, develop and market products and services that achieve broad market acceptance by our users, advertisers and electronic commerce vendors. We must continue to develop electronic commerce revenue streams by marketing products directly to users and having users purchase products through our electronic commerce site. We cannot assure you that any Internet community, including our site, will achieve broad market acceptance and will be able to generate significant electronic commerce revenues. We also cannot assure you that our business model will be successful, that it will sustain revenue growth or that it will be profitable.

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

     In the fourth quarter we announced the reduction of our workforce by 27 employees. This reduction included certain employees at the management level. As a result of this reduction, we may experience inefficiencies and a decrease in productivity throughout our business. This may have a material effect on our operating results.

     OUR LIMITED OPERATING HISTORY MAKES FINANCIAL FORECASTING DIFFICULT.

     theglobe was founded in May 1995. Accordingly, we have a limited operating history for you to use in evaluating us and our prospects. Our prospects should be considered in light of the risks encountered by companies in the early stages of development, particularly companies operating in new and rapidly evolving markets like ours. We may not successfully address these risks. For example, we may not be able to:

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

     o the risks of entering geographic and business markets in which we have no or limited prior experience;

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

     WE RELY SUBSTANTIALLY ON ONLINE ADVERTISING REVENUES. THE ONLINE ADVERTISING MARKET IS SIGNIFICANTLY HAVING A DIFFICULT TIME.

     We derive a substantial portion of our revenues from the sale of advertisements on our web sites. We expect to continue to do so for the foreseeable future. Our business model and revenues are highly dependent on the amount of traffic on our sites and our ability to properly monetize this traffic. The level of traffic on our sites determines the amount of online advertising inventory we can sell. Our ability to generate significant online advertising revenues depends, in part, on our ability to create new advertising programs without diluting the perceived value of our existing programs. Online advertising has been going down in the past few months and may continue to decline. Many online advertisers have been experiencing financial difficulties. Our ability to generate online advertising revenues will also depend, in part, on the following:

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

     A significant portion of our revenues are derived from Internet companies that are early stage entities. These entities may be dependent on additional financing in order to survive. These companies have also been spending less on online advertising. For companies such as these, the risk of default on outstanding indebtedness to us may be higher than we anticipate.

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

     WE DEPEND SUBSTANTIALLY ON OUR KEY PERSONNEL.

     Our performance is substantially dependent on the continued service of our senior management and key technical personnel. In particular, our success depends on the continued efforts of our senior management team, especially our founders, our Chief Executive Officer, our President and Chief Operating Officer and our Chief Financial Officer. We do not carry key person life insurance on any of our personnel. The loss of the services of any of our executive officers or other key employees without adequate replacement could have a material adverse effect on our business.

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

     WE MAY NOT EFFECTIVELY MANAGE OUR GROWTH; OUR MANAGEMENT TEAM IS INEXPERIENCED IN THE MANAGEMENT OF A LARGE PUBLIC COMPANY.

     Our growth has placed significant strains on our resources. To manage our future growth, we must continue to implement and improve our operational systems and expand and train our employee base. We hired a new Chief Executive Officer in August 2000, who has not had previous experience of managing a public company. Some of our key employees were hired during 1998, including our President and Chief Operating Officer, who joined us in August 1998 and our Chief Financial Officer, who joined us in July 1998. Furthermore, the members of our current senior management, other than the Chairman, have not had any previous experience managing a public company or a large operating company. Accordingly, we cannot assure you that:

     o we will be able to effectively manage the expansion of our operations;

     o our key employees will be able to work together effectively as a team to successfully manage our growth;

     o    we will be able to retain key members of our management team;

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

     We have revenue agreements with entities controlled by Mr. Egan and by
H. Wayne Huizenga, one of our directors. These agreements were not the result of arm's-length negotiations, but we believe that the terms of these agreements are on comparable terms as if they were entered into with unaffiliated third parties. The revenues recognized from such agreements represented less than 1% of total revenues for the nine months ended September 30, 2000 and less than 4% and 3% of total revenues for the years ended December 31, 1999 and 1998. Due to their relationships with their related entities, Messrs. Egan and Huizenga will have an inherent conflict of interest in making any decision related to transactions between their related entities and us. We intend to review related party transactions in the future on a case-by-case basis.

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

     WE DEPEND ON THE CONTINUED GROWTH IN THE USE AND COMMERCIAL VIABILITY OF THE WEB.

     Our market is relatively new and rapidly evolving. Our business is substantially dependent upon the continued rapid growth in the use of the Internet and electronic commerce on the Internet becoming more widespread. Web usage and electronic commerce growth may be inhibited for a number of reasons, including:

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

     INTERNET ADVERTISING MAY NOT PROVE AS EFFECTIVE AS TRADITIONAL MEDIA.

     The Internet advertising market is relatively new and rapidly evolving. We cannot yet gauge its effectiveness as compared to traditional advertising media. Many of our current or potential advertising partners have limited or no experience using the Internet for advertising purposes and they have allocated only a limited portion of their advertising budgets to Internet advertising. The adoption of Internet advertising, particularly by those entities that have historically relied upon traditional media, requires the acceptance of a new way of conducting business, exchanging information and advertising products and services. Advertisers that have traditionally relied upon other advertising media may be reluctant to advertise on the Internet or find it less effective.

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

     We have registered several Internet domain names including "theglobe.com", "globeclubs.com", "tglo.com," "azazz.com," "happypuppy.com, " "realmx.com," "kidsdomain.com," "gamesdomain.com," "webjump.com" and "cdmag.com." The regulation of domain names in the United States and in foreign countries may change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names, any or all of which may dilute the strength of our names. We may not acquire or maintain our domain names in all of the countries in which our web sites may be accessed, or for any or all of the top-level domain names that may be introduced. The relationship between regulations governing domain names and laws protecting proprietary rights is unclear. Therefore, we may not be able to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights.

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

     o seasonal reductions in business activity in certain other parts of the world; and

     o    potentially adverse tax consequences.

     In October, 2000, the Company entered into a non-binding Letter of Intent ("LOI") for the sale of its UK-based games properties, Games Domain and Console Domain (the "Properties"), to a group of investors including Ice Securities, a London-based merchant bank with an investment focus on games and entertainment related sites, and certain members of Kaleidoscope Network management. The LOI remains subject to the negotiation of definitive documents with respect to the transaction. If the transaction is consummated, an entity formed by Ice Securities and the other investors will acquire 75% of Kaleidoscope Network, Ltd., theglobe.com's indirect subsidiary, which holds the Properties. If the transaction is consummated, theglobe would receive $5.0 million in cash at the closing and $1.0 million secured note payable in six months, and would retain a 25% equity stake in Kaleidoscope Network. If the sale is completed it would materially impact our foreign expansion.

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

     Messrs. Egan, Krizelman, Paternot and Edward A. Cespedes and Rosalie
V. Arthur, each of whom is a director of our company, `have entered into a stockholders' agreement with us. As a result of the stockholders' agreement, Mr. Egan has agreed to vote for up to two nominees of Messrs. Krizelman and Paternot to the board of directors and Messrs. Krizelman and Paternot have agreed to vote for the nominees of Mr. Egan to the board, which will be up to five directors. Consequently, Messrs. Egan, Krizelman and Paternot will likely be able to elect a majority of our directors. Additionally, each party other than Mr. Egan has granted an irrevocable proxy with respect to all matters subject to a stockholder vote to Dancing Bear Investments, Inc., an entity controlled by Mr. Egan, for any shares held by that party received upon the exercise of outstanding warrants for 400,000 shares of our Common Stock. The stockholders' agreement also provides for tag-along and drag-along rights in connection with any private sale of these securities.

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

     THE SALE OF SHARES ELIGIBLE FOR FUTURE SALE IN THE OPEN MARKET COULD DEPRESS OUR STOCK PRICE.

     Sales of significant amounts of Common Stock in the public market in the future, the perception that sales will occur or the registration of such shares could materially and adversely affect the market price of the Common Stock or our future ability to raise capital through an offering of our equity securities. We currently have approximately 22 million shares of Common Stock that are freely tradable. Approximately 8,218,450 shares of Common Stock are held by our "affiliates," within the meaning of the Securities Act of 1933, and are currently eligible for sale in the public market subject to volume limitation. On May 2, 2000, we filed a registration statement on Form S-3 to register for sale the 1,104,972 shares of Common Stock held by Infonent.com, Inc., issued in connection with our acquisition of the web hosting assets of Webjump.com. In addition, any of the shares that were not sold pursuant to this registration statement on or before August 18, 2000 will be eligible for sale, subject to volume limitation, in November 2000. There is a total of 289,972 shares that have not been sold pursuant to this registration statement. Further, since Infonent.com, Inc. is currently in bankruptcy, it may be eligible to sell all or a portion of the shares not sold in connection with this registration statement pursuant to exemptions from the securities law afforded to it under bankruptcy laws. In connection with our distribution agreement with Sportsline.com, Inc., 699,281 shares will become eligible for sale in the public market, subject to volume limitations, in February 2001. We may issue additional shares in connection with this agreement based upon certain performance and stock price metrics.

     There are outstanding options to purchase 4,863,377 shares of Common Stock which become eligible for sale in the public market from time to time depending on vesting and the expiration of lock-up agreements. The issuance of these securities are registered under the Securities Act. In addition, there are outstanding warrants to purchase up to 4,011,534 shares of our Common Stock upon exercise. Substantially all of our stockholders holding restricted securities, including shares issuable upon the exercise of warrants to purchase our Common Stock, are entitled to registration rights under various conditions.

     THE LOW PRICE OF OUR COMMON STOCK COULD RESULT IN THE DELISTING OF OUR COMMON STOCK.

     The shares of our Common Stock are currently listed on the Nasdaq national market. Due to the recent decline in the share price of our Common Stock and our continued operating losses, we could fail to meet Nasdaq's minimum listing requirements and as a result, our Common Stock could be delisted. Nasdaq listing requirements include a series of financial tests relating to net tangible assets, public float, number of market makers and shareholders, and maintaining a minimum bid price for the Company's share price of $1.00. Recently, our share price has traded at levels below $1.00 for more than 30 days and there is no guarantee that it will return to a minimum bid price of $1.00 or higher.

     Delisting could make trading our shares more difficult for investors, leading to further declines in share price. It would also make it more difficult for us to raise additional capital. We would also incur additional costs under state blue sky laws to sell equity if we are delisted.

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

     ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     Collection Risks. Our accounts receivables are subject, in the normal course of business, to collection risks. Although we regularly assess these risks and have policies and business practices to mitigate the adverse effects of collection risks, significant losses may result due to the non-payment of receivables by our advertisers. A significant portion of our revenues are derived from Internet companies that are early stage entities. These entities may be dependent on additional financing in order to survive. For companies such as these, the risk of default on outstanding indebtedness to us may be higher than we anticipate.

     Interest Rate Risk. Our return on our investments in cash and cash equivalents and short-term investments is subject to interest rate risks. We regularly assess these risks and have established policies and business practices to manage the market risk of our short-term securities.

     Foreign Currency Risk. We transact business in the United Kingdom. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. The effect of foreign currency exchange rate fluctuations for 1999 and the first, second and third quarters of 2000 was not material. We do not use derivative financial instruments to limit our foreign currency risk exposure.

                                  PART II

                             OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS

     See Note 7 - "Commitments and Contingencies" in Part I, Item 1, "Condensed Consolidated Financial Statements."

     ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     (d)  Use of Proceeds from Sales of Registered Securities.

     On November 13, 1998, we completed our initial public offering of approximately 7.0 million shares of Common Stock at a price of $4.50 per share (File No. 333-59751). We received net proceeds of $27.3 million, net of $2.0 million in underwriting discounts and $2.0 million in offering costs. On May 19, 1999, we completed our secondary public offering of 3.5 million shares of Common Stock at a price of $20.00 per share (File No. 333-76153). We received net proceeds of $65.0 million, net of $3.5 million in underwriting discounts and $1.5 million in offering costs. None of the expenses incurred in our initial or secondary public offerings were direct or indirect payments to our directors, officers, general partners or their associates, to persons owning ten percent or more of any class of our equity securities or to our affiliates. As of September 30, 2000, the net proceeds received from our public offerings have been used for networking infrastructure and the functionality of our web sites and for general corporate purposes, which include working capital, advertising costs, the leasing of new office facilities, the expansion of our sales and marketing capabilities, our advertising campaign and our brand name promotions. We have also used a portion of such net proceeds for the acquisition of complementary businesses, assets, services and technology. None of the general corporate expenses incurred were direct or indirect payments to our directors, officers, general partners or their associates, to persons owning ten percent or more of any class of our equity securities or to our affiliates.

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

     November 14, 2000