Form 10-K405
period 2000-12-31
THEGLOBE COM INC
filed 2001-04-02
CIK 1066684

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  _____________

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000         Commission File No.: 0-25053

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

                     Common Stock, par value $.001 per share

                         Preferred Stock Purchase Rights

                                  ____________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The number of shares outstanding of the Registrant's Common Stock, $.001 par value (the "Common Stock") as of March 20, 2001 was 30,380,293.

Aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of the close of business on March 20, 2001: $6,232,404.*

                      Documents Incorporated by Reference
                      -----------------------------------

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant's definitive proxy statement relating to the annual meeting of stockholders to be held in 2001 which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

         *Includes voting stock held by third parties which may be deemed to be beneficially owned by affiliates, but for which such affiliates have disclaimed beneficial ownership.

________________________________________________________________________________
                               theglobe.com, inc.

                        2000 Annual Report on Form 10-K

                               TABLE OF CONTENTS

PART I

Item 1.    Business.......................................................................................    1
Item 2.    Properties.....................................................................................   15
Item 3.    Legal Proceedings..............................................................................   15
Item 4.    Submission of Matters to a Vote of Security Holders............................................   15


PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters..........................   16
Item 6.    Selected Consolidated Financial Data...........................................................   18
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations..........   20
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.....................................   46
Item 8.    Consolidated Financial Statements and Supplementary Data.......................................   47
Item 9.    Changes in and Disagreements with Accountants and Accounting and Financial Disclosure..........   74


PART III

Item 10.   Directors and Executive Officers of the Registrant.............................................   75
Item 11.   Executive Compensation.........................................................................   75
Item 12.   Security Ownership of Certain Beneficial Owners and Management.................................   75
Item 13.   Certain Relationships and Related Transactions.................................................   75


PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K................................   76

SIGNATURES................................................................................................   79

                                     PART I

Item 1.   Business

Overview

         theglobe.com ("theglobe" or "the Company") is a network of nine wholly-owned properties (eight of which are online properties and one of which is an offline property) focused on delivering community and/or games information to registered members in the United States and abroad as of December 2000. Each of these nine properties specializes in bringing people together around shared topics of interest. We deliver community through: (1) our leading games information network, games.theglobe.com, which consists of six online properties: HappyPuppy.com, KidsDomain.com, Computer Games Online (cdmag.com), Chips & Bits (chipsbits.com), GamesDomain.com, and ConsoleDomain.com, as well as our offline property Computer Games Magazine; (2) our flagship website, theglobe.com, which features our community tools globeclubs and uPublish!, both of which enable users to personalize their online experience by interacting with other users around similar interests; (3) distribution of our community tools and services and/or our games information content to other Web properties; and
(4) providing web hosting services to the small business sector (businesses and professional webmasters).

         Since our inception in May 1995, enhancements to our core infrastructure capabilities, products and services, as well as strategic partnerships and acquisitions have enabled us to experience growth in our user base, reach and revenues.

Business Strategy

         Our goal is to be the Internet's leading games and community network. Our business focuses on generating revenue by helping our partners target the people they want to reach through adoption of our community solutions and games content, through advertising and promotional sponsorships on our network of online and offline properties, and through direct marketing efforts. We also generate revenue via our online store and catalog for gamers (Chips & Bits), and via subscriptions to our print gaming magazine (Computer Games).

         We seek to attain our goal through the following key strategies:

         Distribute/license our best-of-breed community solutions and games information content. We create compelling services and games information content by:

         . enabling members and partners to customize their online community experiences through the use of our community solutions;

         . developing cutting-edge editorial coverage of computer and video games;

         . improving customer support to better service our members and partners; and

         . continually monitoring our users' activity and eliciting their feedback to create future enhancements.

Distributing our online communities benefits our partners by enhancing the experience of their users, thereby increasing user traffic and loyalty. In addition, our advertising clients and e-commerce customers gain access to large unduplicated, targeted audiences to whom they can sell their products and services.

         Promote our state-of-the-art online advertising and sponsorship opportunities to advertisers who can benefit from the breadth, power and possibility of theglobe.com Network. We have taken steps, like those listed below, in order to help increase advertising revenues:

         . Restructuring our sales force to focus on both strategic nationwide targeting of key advertising constituencies and to place greater emphasis on client relationship building, which we believe is the key to attracting traditional advertisers; and

         . Delivering highly targeted marketing options - including sponsorships, micro-sites, special event tie-ins, and email advertising messages -- that go far "beyond the banner" by offering powerful branding and direct marketing impact.

         Build related businesses that capitalize on theglobe.com's strength in the online community and games markets, while at the same time, decreasing our dependency on online advertising revenue. Initiatives in this area have included:

         . Integrating our online games store with related properties, such as the Happy Puppy and Kids Domain sites to take advantage of the growing importance of e-commerce;
         . Cross-training the online advertising sales force on Computer Games magazine to increase the advertising opportunities available from our print property; and
         . Promoting subscriptions of Computer Games magazine throughout our online network.

Products and Services

         theglobe.com is a network of nine wholly-owned properties (eight of which are online properties and one of which is an offline property) focused on delivering community and/or games information to its users. Each of these nine properties specializes in bringing people together around shared topics of interest.

     .   theglobe.com. theglobe.com (www.theglobe.com), which was founded in
                                     ----------------
         1995, is a "community" of people sharing similar interests, issues and passions through three core products designed to facilitate communication: email and Web-based clubs (globeclubs product), homepages (uPublish! product), and forums.

             . globeclubs. As a free, premium email service, globeclubs offers powerful messaging capabilities within a full-service worldwide community, enabling users to send and post messages, store club files, check member profiles, and meet new people worldwide online.
             . uPublish! uPublish! is a free full-service Web site builder offering several tools, including a rich picture gallery, guestbooks, email links, audio chat, banner exchanges, page statistics, and audio messages.
             . Forums. Forums provide users with a free unique place online to publicly post ideas and points of view on a wide variety of subjects by creating a new topic or adding to a topic already in existence.

         This audience presents to advertisers and partners a vibrant environment in which to build brands and enhance communications. theglobe.com offers advertisers niche audiences within 14 channels of interest, including: arts and books; business and finance; careers; computers and Internet; entertainment and games; health and fitness; hobbies and pets; humanities and thought; news, government and education; people and lifestyles; science and technology; society and culture; sports and recreation; and, travel and regions.

     .   WebJump.com. WebJump.com (www.webjump.com), which we acquired in
                                   ---------------
         December 1999, provides free services, Internet resources and information to the small business owner online. It primarily focuses on the small business/small office-home office ("SOHO") market niche.

games.theglobe.com, theglobe.com's leading games information network, consists of the following seven wholly-owned properties that together target every type of gamer:

     .   Happy Puppy. Happy Puppy (www.happypuppy.com), which we acquired in
                                   ------------------
         April 1999, the first-ever commercial game site on the Web, delivers free, objective and edgy editorial content online, covering all games platforms. Since its 1995 launch, Happy Puppy has evolved into the brand name gamers trust due to its high-quality, honest and unbiased content written by game journalists committed to providing the very best coverage possible for all games, on all platforms.

               . Happy Puppy is updated daily and offers its users free downloads and information including: over 1,000 commercial software reviews; over 2,500 downloadable programs; over 2,300 game cheats; more than 800 Web-based games; and, more than 500 feature articles.
               . The Happy Puppy site is cross-linked, encouraging multiple page views and return visits. It features: free browser-based email; interviews with industry professionals; and, walk-throughs for all platforms.
               . Happy Puppy journalists foster an intimate communication with their audience. Pages contain an email link to a Happy Puppy staff person, encouraging greater user feedback.

     .   Kids Domain. Kids Domain (www.kidsdomain.com), which we acquired in
                                   ------------------
         April 1999, is a leading and critically acclaimed entertainment and education site trusted by children, parents and educators. Kids Domain is a free, family-oriented destination on the Internet that integrates educational, game and entertainment content.

               . Kids Domain is a content rich Web site with online offerings that include: more than 13,000 pages of games; crafts and holiday activities; unbiased reviews of kids' commercial software products; safe-surfing information; articles on effective teaching; free downloads for PC and Mac users; free graphics; and contests.
               . The Kids Domain site is updated and expanded weekly with: over 1,000 commercial software reviews; over 2,500 downloadable programs; and more than 1,000 online games.

     .   Computer Games Online. Computer Games Online (www.cdmag.com), which we
                                                       -------------
         acquired in February 2000, is a leading source of free games news and information for the sophisticated gamer, featuring news, reviews and previews, along with a powerful Web-wide search engine.

               . Features of Computer Games Online include: a constant stream of accurate game industry news; truthful, hard-hitting, concise reviews; insightful hands-on previews; first looks, tips and cheats; multiple content links; thousands of archived files; discussion forums supporting all genres of PCs; and, easy access to game buying.
               . Computer Games Online also features Internet forums that bring together a strong, vocal and growing community of gamers and game developers.

     .   Chips & Bits. Chips & Bits (www.chipsbits.com), which we acquired in
                                     -----------------
         February 2000, is an online mail order retailer of computer software, hardware and games in the United States and also attracts purchasers worldwide. Chips & Bits covers all the major game platforms available, including

         Macintosh, Window-based PCs, Sony PlayStation, Sony PlayStation2, Nintendo 64, Game Boy, and Sega Dreamcast.

     .   Games Domain. Games Domain (www.gamesdomain.com), which we acquired in
                                     -------------------
         April 1999, is based in Birmingham, U.K., and was launched in 1994. Games Domain delivers over 50,000 pages of free content targeted toward hard-core gamers online.

              .   Games Domain's online offerings include: over 2,100 reviews of
                  PC titles written by gamers for gamers; insightful interviews;
                  features on the world of PC gaming; over 1,300 game demos;
                  exclusive multi-player Web games; and, over 9,000 walk-thrus and cheats.
              .   Games Domain is the leading U.K.-based games site and is
                  supported by a free monthly print magazine with a 75,000
                  circulation.
              .   Games Domain has localized sites in the U.S., U.K., and Italy.

     . Console Domain. In 1998, Games Domain spun off its burgeoning console games area to a sister Web site: Console Domain (www.consoledomain.com). Console Domain, which we acquired in April
          ---------------------
         1999, caters specifically to PlayStation, Play Station 2, Sega and Nintendo enthusiasts worldwide, Console Domain is committed to delivering free first-class coverage of current and upcoming console games and systems.

     . Computer Games Magazine. Computer Games Magazine, which we acquired in February 2000, is one of the most widely respected consumer print magazines for gamers today and recently celebrated its 10-year anniversary with its November 2000 issue.

              . As a leading consumer print publication for games, Computer Games magazine boasts: an average paid circulation of 400,000+; a pass-along readership of 2.4 readers per copy; a readership of close to one million active gamers per month; a reputation for being the most reliable, trusted, and engaging games magazine on the market today; more editorial, tips and cheats than most other similar magazines; a highly-educated editorial staff providing increased editorial integrity and content; and, broad-based editorial coverage, appealing to the widest, largest audience of gamers.
              . One of the most popular features of Computer Games is a CD ROM containing game demos, which comes bundled monthly with the magazine in all newsstand editions and a portion of copies mailed to subscribers.

Advertising Customers

         We have attracted mass-market consumer product companies as well as technology-related businesses to advertise on our sites. We believe that our core community and highly targeted and leading games network properties make us well positioned to capture a portion of the growing number of consumer product and service companies expected to advertise online.

         In 2000, no single advertiser accounted for more than 10% of total revenues and approximately 54% of our advertisers were repeat customers. For the twelve months ended December 31, 2000, approximately 417 clients advertised on our sites running over 800 individual advertising campaigns. Some of our advertising clients include:

            Ameritrade           Fox                     Nickelodeon              Sega
            AOL                  Gateway                 Nike                     Showtime
            Bank of America      Hewlett Packard         Nintendo                 SONY
            BellSouth            Intel                   Office Depot             Sprint
            Disney               Kellogg's               Polaroid                 Sprite
            EA Sports            McDonald's              Reader's Digest          Verizon
            ESPN                 Microsoft               Rolling Stone            Xerox

Advertising Sales and Design

         We distinguish ourselves from our competition by creating unique advertising and sponsorship opportunities designed to build brand loyalty for our corporate sponsors by seamlessly integrating their advertising messages into our different sites' content, as well as delivering targeted messages to our users' desktop. By aggregating users around common interests, we increase the ability to target these groups of users through web based advertising opportunities, through direct marketing initiatives that target the user off the web using their e-mail client, and through our print magazine.

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

         While our competition generally provides banner advertising as its primary advertising option, we believe that our competitive advantage to garnering significant advertising revenue lies in the flexibility of our advertising options. In February 2001, we launched a re-design of our flagship site, www.theglobe.com, which better leverages our audience base for advertisers
      ----------------
by offering several innovative new multi-media ad formats currently being adopted by leading online publishers and advertisers due to their powerful branding and direct marketing impact.

         As a result of this re-design, we now offer an assortment of advertising units and advertising programs to satisfy our customers' needs. We offer clients the following forms of advertising, which can be purchased individually, in assorted combinations or in pre-defined packages:

        .  Banner advertising (horizontal and vertical units)      .    Sweepstakes and contests

        .  Four sizes of button advertising                        .    Affinity packages for advertising partners

        .  Text links                                              .    Direct marketing and lead generation,  if users

        .  Pop-up advertisements                                        have opted in to these programs

        .  Full page advertisements                                .    List services for third party direct marketing

        .  Various sponsorship programs                            .    Market research for advertising campaigns

        .  Home page "Feature Box"                                 .    Unicast Superstitials

        .  Advertisements in globeClub emails                      .    Advertisements in email newsletters

                                                                   .    Advertisements in our print magazine

         We have an internal advertising sales staff of approximately 24 professionals as of December 31, 2000. These professionals focus on developing long-term strategic relationships with clients as they sell advertisements on our websites and in our print magazine. A significant portion of our sales personnel's compensation is commission based. We have sales offices in New York City, Boston, Atlanta, Rochester, VT, Chicago, Minneapolis, Dallas, San Francisco, Los Angeles, Denver, Seattle and London.

Marketing and Promotions

         In 2000, we committed approximately $7.9 million to offline and online media advertising. Our marketing efforts were focused on:

        . generating traffic to our sites, with an emphasis on attracting site registrations and globeclub sign-ups

        . building and defining a desirable online destination in the minds of present and potential online consumers, and

        . creating a strong and viable brand within the Internet and advertising industries.

In December 2000, we tested a series of direct marketing initiatives to generate leads for our distribution efforts and advertising sales, and to drive targeted traffic to one of our games properties. Based on the response rates in these campaigns, we will continue these types of activities in 2001.

The overall dollars allocated to marketing and promotions in 2001, although substantially reduced from 2000, will be focused on increasing awareness and interest in the Internet and advertising industries in support of our distribution/licensing and advertising sales efforts. We will also continue to work to retain and attract highly targeted traffic to our individual websites.

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

         In addition to being scalable, our system has many redundancies, which benefits us if our systems experience operating difficulties. Our servers are connected to the Internet through redundant links provided through AT&T. We plan to continue to upgrade our systems as necessary to conform to our business plan. Our system allows us to roll out upgrades incrementally on an as-needed basis.

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

         Our data processing systems and servers are hosted at the New York Teleport in Staten Island, New York under a three-year lease with Telehouse International Corporation. The New York Teleport facility provides security, electricity and premises for our systems. The facility has four independent diesel generators designed to provide power to these systems within seconds of a power surge. If required, the diesel generators can supply the data center's power for several days. Telehouse International Corporation does not guarantee that our Internet access will be uninterrupted, error-free or secure.

Competition

         Competition among community-focused and games-focused sites is growing rapidly, as new companies continue to enter the market and existing companies continue to layer community and/or games applications onto their sites. We expect that the market will continue to evolve rapidly, and the rate of product innovations and new product introductions will remain high.

         Barriers to entry are relatively insubstantial and we face competitive pressures from many companies, both in the United States and abroad. With the abundance of companies operating in the games and community markets, consumers and advertisers have a wide selection of services to choose from. In order to remain competitive for consumers and the advertising and e-commerce revenue each user represents, we must maintain a concerted effort to continually develop new offerings, refine our core products and enter into successful distribution agreements.

         We believe that in order to attract new users and retain existing ones, we need to:

         . Educate users and other Web properties on the benefits of community, specifically theglobe.com community;

         .  Maintain functional, intuitively-designed websites;

         .  Foster our brand image in the marketplace;

         . Offer our users best-of-breed services both developed in-house and via third-party relationships;

         . Maintain a broad demographic focus, with a wide content and service appeal to the largest possible audience; and

         . Maintain a sizable, vibrant audience, enabling users to find other users with similar interests (thereby increasing each user's likelihood to participate in theglobe.com community).

         As an outsourced community solutions provider, we compete for business relationships with software and service firms such as PeopleLink, Urbanite, Homepage.com and TalkCity.

         As a leading community destination site, we compete for users and advertisers with:

         . Stand-alone online discussion services and web-based clubs such as Yahoo!, Ecircles, Deja.com and TalkCity;

         . Stand-alone online publishing and homepage hosting sites such as Homestead, FortuneCity and NetTaxi; and

         . Multi-focused media sites offering either one or both of the above services, such as Yahoo!, Lycos, NBCi, Microsoft's MSN, and America Online.

         As one of the largest games information properties on the Web, our games network competes for users and advertisers with:

         . Games information sites and communities such as Snowball's IGN, ZDnet's Gamespot, and CNET's GameCenter; and

         . Online games centers, where users can play games such as Uproar, Pogo and Lycos' Gamesville.

         As a leading community for children, our KidsDomain site competes for users and advertisers with children-focused communities and sites such as Nick.com and Children's Television Workshop.

         As a small business web hosting service, our WebJump property competes with:

         . Other free business hosting services such as Go2Net's Hypermart and FreeYellow; and

         . Fee-based business hosting services such as AT&T Small Business Hosting and Yahoo's SimpleNet.

         Many of our existing competitors, as well as a number of potential competitors, may have the following advantages:

         . Longer operating histories in the Internet market;

         . Larger market presence;

         . Larger customer bases; and

         . Greater financial, technical, and marketing resources.

         In addition, many companies involved in the community services and games markets may be acquired by, receive investments from, or enter into commercial relationships with larger, well-established and well-financed companies. As a result of this highly competitive market, consolidations and strategic ventures may continue in the future.

         We believe that the number of Internet businesses relying on advertising revenue will continue to grow, as will the total amount of advertising conducted on the Web. We believe that in order to garner the greatest share of advertising expenditures, we must continue to:

         . Maintain brand visibility in the advertisement buying community;

         . Attract a high volume of traffic to our sites;

         . Cover a broad range of topics with our sites' information content;

         . Appeal to a wide-ranging demographic;

         . Offer advertisers the ability to precisely target our highly segmented audience;

         . Accurately determine the most profitable and competitive price points for our various advertising packages; and

         . Prove to advertisers the efficiency of advertising to our targeted audience.

         . Additionally, the industry must prove the viability of Internet advertising.

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

         We pursue the registration of our trademarks in the United States and internationally. Our efforts include:

         . The registration of a United States trademark for THEGLOBE.COM and THEGLOBE (logo);

         . The filing of United States trademark applications for GLOBECLUBS, GLOBEDIRECT; and WEBJUMP;

         . The registration of THEGLOBE (logo) in the European Union, Israel,
           New Zealand and Norway; and

         . The filing of trademark applications for THEGLOBE (logo) in Australia, Brazil, Canada, China, Hong Kong, Japan, Russian Federation, Singapore, South Africa, Switzerland and Taiwan.

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

Government Regulation and Legal Uncertainties

         We are subject to laws and regulations that are applicable to various Internet activities. There are many legislative and regulatory proposals under consideration by federal, state, local and foreign governments and agencies, including matters relating to:

     .   online content;

     .   Internet privacy;

     .   Internet taxation;

     .   access charges;

     . liability for information retrieved from or transmitted over the Internet;

     .   unsolicited commercial email messages;

     .   domain names; and

     .   jurisdiction.

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

         Restrictions on Transmitting Indecent and Obscene Content to Minors. Other federal and state statutes specifically prohibit transmission of certain content to minors. The Child Online Protection Act, which became effective in November, 1998, requires websites engaged in the business of the commercial distribution of material that is deemed to be obscene or harmful to minors to restrict minors' access to this material. However, the Child Online Protection Act exempts from liability telecommunications carriers, Internet service providers and companies involved in the transmission, storage, retrieval, hosting, formatting or translation of third-party communications where these companies do not select or alter the third-party material. On February 1, 1999, a federal district court in Pennsylvania entered a preliminary injunction preventing enforcement of the harmful-to-minors portion of the act. The provisions of the act relating to obscenity, however, remain in effect. On June 22, 2000, United States Court of Appeals for the Third Circuit affirmed the lower court ruling. The Department of Justice has requested Supreme Court review of the case. A similar state statute in New Mexico has been found unconstitutional by the Tenth Circuit of Appeals.

         Consumer Fraud and Advertising. Some states have enacted laws or adopted regulations that expressly or as a matter of judicial interpretation apply various consumer fraud and false advertising requirements to parties who conduct business over the Internet. The constitutionality and the enforceability of some of these statutes is unclear at this time.

         Privacy

         Various laws and regulations have been enacted or adopted in regard to the collection, use, and disclosure of personally identifiable information. Any additional legislation or regulations relating to consumer privacy or the application or interpretation of existing laws and regulations could affect the way in which we are allowed to conduct our business, especially those aspects that contemplate the collection or use of our members' personal information.

         Children's Online Privacy Protection Act. In October 1998, the Children's Online Privacy Protection Act was signed into law. The law directs the Federal Trade Commission to develop regulations governing the collection of data from children by commercial website operators. The FTC's final regulations became effective April 1, 2000. The regulations apply to commercial websites directed to, or that knowingly collect information from, children under 13.

         Under the rule, these websites, with certain exceptions, have to obtain parental consent before collecting, using, or disclosing personal information from children. This consent, with certain exceptions, must be verifiable. Verifiable consent means any reasonable effort, taking into consideration available technology, to ensure that parents of children from whom information is sought receive notice of the website operator's personal information collection, use, and disclosure practices and that authorizes the collection, use, and disclosure of the information. We require parental consent before allowing people who identify themselves as being 12 or younger to become members of theglobe.com website and to post any data in our chat rooms, forums, and similar discussion groups.

         Federal Privacy Bills. Numerous federal bills relating to consumer privacy have been introduced in the current Congress. We cannot predict the exact form of any legislation that the Congress might enact. Accordingly, we cannot assure you that our current practices will comply with any legislative scheme that Congress ultimately adopts or that we will not have to make significant changes to comply with such laws.

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

         The FTC has conducted investigations into the privacy practices of companies that collect information on the Internet. In several instances, the FTC has entered into consent orders with such companies in regard to their collection and use of personally identifiable information. On February 16, 2000, the FTC confirmed that it was investigating the advertising and data collection practices of DoubleClick, Inc., a leading provider of Internet-based advertising services from whom we license our advertising management system. DoubleClick later advised the FTC that it would make a number of modifications intended to enhance the effectiveness of its privacy policy. On January 22, 2001, the FTC informed DoubleClick that it had closed the investigation. DoubleClick has also disclosed that it is the subject of inquiries involving the attorneys general of several states relating to its collection, maintenance and sharing of information about Internet users and its disclosure about those practices to users.

     We cannot assure you that the FTC's activities, or the activities of other regulatory authorities, in this area will not adversely affect our ability to collect demographic and personal information from members, which could have an adverse effect on our ability to attract advertisers. This could have a material adverse effect on us.

     Voluntary Self-Regulation. Some industry groups and other organizations have proposed, or are in the process of proposing, various voluntary standards regarding the treatment of data collected over the Internet. Our website privacy policy sets forth, among other things, what personal information is being collected, how it will be used, with whom it may be shared, and how users can view, delete or change certain information. We cannot assure you that the adoption of voluntary standards will preclude any legislative or administrative body from taking governmental action regarding Internet privacy.

     European Union Directive on Data Protection. At the international level, the European Union adopted a directive that requires EU member countries to impose restrictions on the collection and use of personal data, effective October 25, 1998. Among other provisions, the directive generally requires member countries to prevent the transfer of personally identifiable data to countries that do not offer adequate privacy protections. The Directive could, among other things, affect United States companies that collect information over the Internet from individuals in EU member countries, and may impose restrictions that are more stringent than current Internet privacy standards in the United States. In response, the United States Department of Commerce, in coordination with the European Commission, developed safe harbor principles that address notice, choice, access, security, and compliance, among other matters. Organizations that come within the safe harbor are presumed by the EU to maintain an adequate level of privacy protection and may receive personal data transfers from EU member countries. A company that wishes to qualify under the safe harbor must notify the Department of Commerce, which began maintaining a list of companies that adhere to the safe harbor principles on November 1, 2000. A decision by a company to take such action is voluntary.

     We continue to review our privacy policies and practices in light of the directive and the safe harbor. We cannot assure you that US and EU activities in this area will not adversely affect our ability to collect demographic and personal information from members, which could have an adverse effect on our ability to attract advertisers. This could have a material adverse effect on us.

     Internet Taxation

     Governments at the federal, state and local level, and some foreign governments, have made a number of proposals that would impose additional taxes on the sale of goods and services and various other Internet activities. In 1998, the federal Internet Tax Freedom Act (ITFA) was signed into law, placing a moratorium until October 2001, on state and local taxes on Internet access and on multiple or discriminatory taxes on electronic commerce. However, this moratorium exempts existing state or local laws. The statute also created a commission, known as the Advisory Commission on Electronic Commerce, to study several Internet taxation issues. The Advisory Commission submitted its report to the Congress in April 2000. The ITFA required a two-thirds majority before a proposal could become a formal finding and recommendation of the Commission. Although this consensus was not reached a simple majority agreed on the following proposals, among others: (1) make permanent the current moratorium on any transaction taxes on the sale of Internet access; (2) extend for five years the current moratorium barring multiple and discriminatory taxation of e-commerce; and (3) prohibit, for a period of five years, taxation of sales of digitized goods and products and their non-digitized counterparts. In addition, bills have been introduced in both Houses of Congress proposing that the moratorium be either extended or made permanent. We cannot assure you that future laws imposing taxes or other impositions on Internet commerce would not substantially impair the growth of Internet commerce and as a result materially adversely affect our business. In addition, we cannot assure you that foreign countries will not seek to tax Internet transactions.

     Access Charges

     Several telecommunications carriers are supporting regulation of the Internet by the FCC in the same manner that the FCC regulates other telecommunications services. These carriers have alleged that the growing popularity and use of the Internet has burdened the existing telecommunications infrastructure, resulting in interruptions in phone service. Incumbent local exchange telephone carriers have in the past petitioned the FCC to regulate Internet service providers in a manner similar to long-distance telephone carriers and to impose interstate access charges on Internet service providers. In May 1997, however, the FCC confirmed that Internet service providers will continue to be exempt from interstate access charges. In August 1998, the United States Court of Appeals for the Eighth Circuit upheld the FCC's authority to maintain the exemption and, after further court proceedings, it reaffirmed that order in December 1999.

     In October 1999, the FCC adopted an order concerning payment by incumbent local exchange carriers of reciprocal compensation for dial-up calls to Internet service providers that obtain their local telephone service from competitive local exchange carriers. The FCC found that Internet traffic is largely interstate, and therefore subject to the FCC's jurisdiction, because end user calls to Internet service providers do not terminate at the Internet service providers' servers, but continue to Internet locations that often are outside the state or country in which the call originates. Although the FCC stated that the order does not require Internet service providers to pay access charges for calls placed through their services, the order does provide further support for a possible, ultimate finding that access charges must be paid for at least some categories of Internet services, such as Internet-based voice telephony.

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

     Third-party Content. Materials may be downloaded and publicly distributed over the Internet by the Internet services operated or facilitated by us.
Future legislation or regulations or court decisions may hold us liable for listings and other content accessible through our website, for content and materials posted by members on their respective personal web pages, for hyperlinks from or to the personal web pages of members, for content and materials transmitted by members in e-mail clubs, or through content and materials posted in our chat rooms or bulletin boards. Liability might arise from claims alleging that, by directly or indirectly providing hyperlinks to websites operated by third parties or by providing hosting services for members' sites, we are liable for copyright or trademark infringement or other wrongful actions by these third parties. If any material on our website contains informational errors, someone might sue us for losses incurred in reliance on the erroneous information. We attempt to reduce our exposure to potential liability through, among other things, provisions in member agreements, user policies, insurance and disclaimers. However, the enforceability and effectiveness of these measures are uncertain. Future legislation or regulation in the area of liability for information received from or transmitted over the Internet could decrease the growth of Internet use. These factors could decrease the demand for our services. We may also incur significant costs in investigating and defending against these claims.

     Unsolicited Commercial Electronic Mail

     Some states have adopted laws that restrict or prohibit unsolicited commercial e-mail or "spamming." The federal government and other states are considering, or have considered, similar legislation.

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

     We have registered several domain names, including: "theglobe.com," "tglo.com," "happypuppy.com," "kidsdomain.com," "gamesdomain.com," "webjump.com," and "cdmag.com." We cannot assure you that third parties will not bring claims for infringement against us for the use of these names. Moreover, because domain names derive value from the individual's ability to remember the names, we cannot assure you that our domain names will not lose their value if, for example, users begin to rely on mechanisms other than domain names to access online resources. We cannot assure you that our domain names will not lose their value, or that we will not have to obtain entirely new domain names in addition to or in place of our current domain names.

     Jurisdiction

     Due to the global reach of the Internet it is possible that the governments of other states and foreign countries might attempt to regulate Internet activity and our transmissions. Our facilities are located primarily in New York and Vermont. Additionally, we own websites, which are based in the United Kingdom and are subject to regulation under U.K. law. Consequently, foreign countries may seek to take action against us for alleged violations of their laws. We cannot assure you that violations of these laws will not be alleged or charged by state or foreign governments and that these laws will not be modified, or new laws enacted, in the future. Any actions of this type could have a material adverse effect on our business.

Employees

     As of December 31, 2000, we had approximately 197 full-time employees. Our future success depends, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel. Competition for these persons is intense. From time to time, we also employ independent contractors to support our research and development, marketing, sales and support and administrative organizations. Our employees are not represented by any collective bargaining unit and we have never experienced a work stoppage. We believe that our relations with our employees are good.

Item 2.  Properties

      Our headquarters are located in an approximately 47,000 square foot facility located in New York City, under a lease, which expires in January 2014. We maintain a sales office in an approximately 4,000 square foot facility in San Francisco, California, under a lease that expires in June 2004. We also maintain approximately 12,000 square feet of office space in three separate locations in Vermont in connection with a portion of our Games Network. Two of these leases are month to month and one expires in September 2005 In connection with our operation of a portion of our Games Network, we maintain 2,465 square feet of office space in Birmingham, England, under a lease that expires in October 2007. Our principal web server equipment and operations are maintained by our personnel at the New York Teleport facility in Staten Island, New York. We rent approximately 2,800 square feet of space under a Data Center Space Lease that expires in August 2001.

Item 3.  Legal Proceedings

      On June 20, 2000, Infonent.com. Inc. filed a Complaint and a motion for a preliminary injunction to enjoin the Company from invoking its contractual right to terminate the registration statement for Infonent.com, Inc.'s shares in the Company. In an order entered July 18, 2000, the U.S. Bankruptcy Court for the Northern District of California (San Jose Division) granted Infonent.com,
Inc.'s motion to the extent of barring the Company from terminating the registration statement for a period 45 days, commencing on July 3, 2000. On October 26, 2000, the Securities and Exchange Commission declared effective the Company's amended registration statement which terminated the registration statement relating to infonent.com's shares in the Company.

     On February 14, 2001, the Mohammed Poonja, Chapter 11 Trustee for the estate of Infonent.com, Inc., served an Amended Complaint on the Company and Jump Acquisition, LLC ("Jump"). The Company had not, as of April 2, 2001, responded to the Amended Complaint. The Amended Complaint asserts claims for violation of the automatic stay provision, 11 U.S.C. Section 362, as a result of the Company's exercise of its contractual right to terminate the registration statement for Infonent.com, Inc.'s shares in the Company pursuant to a November 30, 1999 Registration Rights Agreement between the Company and Infonent.com, Inc.; breach of contract for the Company's and Jump's alleged failure to make certain earn-out payments to Infonent.com, Inc. in connection with a November 30, 1999 purchase agreement(the "Agreement"); breach of the implied covenant of good faith and fair dealing in connection with the Agreement; fraud; negligence; and breach of contract and breach of the implied covenant of good faith and fair dealing for its alleged delay in registering newly-issued shares of the Company's common stock in connection with the Registration Rights Agreement. The Amended Complaint seeks $9,524,859 in damages plus interest, compensatory damages on the automatic stay cause of action, costs and disbursements of the action, and attorneys' fees. The Company is currently in the process of reviewing the allegations of the Amended Complaint and plans on vigorously defending this action. However, based on future developments and as additional information becomes known, it is possible that the ultimate resolution of such matters could have a material adverse effect on the Company.

      From time to time the Company has been named in other claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to our stockholders' for a vote during the three months ended December 31, 2000.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

Our common stock is quoted on the NASDAQ National Market under the Symbol "TGLO". The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated as reported by the NASDAQ stock market:

                                       2000                      2000
                                       ----                      ----
                                High          Low          High       Low
                                ----          ---          ----       ---
Fourth Quarter                  $0.84        $0.13         $16.38    $ 8.38
Third Quarter                   $2.19        $0.78         $19.31    $10.25
Second Quarter                  $5.94        $1.55         $39.47    $12.75
First Quarter                   $9.06        $6.00         $33.53    $15.75

     The market price of our Common Stock is highly volatile and fluctuates in response to a wide variety of factors. See "Risk Factors--Our stock price is volatile."

     We have received a letter from NASDAQ stating that they have determined that we have failed to meet NASDAQ's minimum listing requirements and as a result our common stock could be delisted. We have appealed the NASDAQ determination although there can be no assurance our appeal will be successful.

Holders of Common Stock

     We had approximately 354 holders of record of Common Stock as of March 20, 2001. This does not reflect persons or entities that hold Common Stock in nominee or "street" name through various brokerage firms.

Dividends

     We have not paid any cash dividends on our Common Stock since our inception. We expect to reinvest any future earnings in the Company to finance growth, and therefore do not intend to pay dividends in the foreseeable future. Our board of directors will determine if we pay any future dividends.

Use of Proceeds

     On November 13, 1998, we completed our initial public offering of approximately 7.0 million shares of Common Stock at a price of $4.50 per share (File No. 333-59751). We received net proceeds of $27.3 million, net of $2.0 million in underwriting discounts and $2.0 million in offering costs. On May 19, 1999, we completed our secondary public offering of 3.5 million shares of Common Stock at a price of $20.00 per share (File No. 333-76153). We received net proceeds of $65.0 million, net of $3.5 million in underwriting discounts and $1.5 million in offering costs. The number of shares offered and the per share offering price reflect a two-for-one stock dividend we effected on May 14, 1999. None of the expenses incurred in our initial and secondary public offerings were direct or indirect payments to our directors, officers, general partners or their associates, to persons owning ten percent or more of any class of our equity securities or to our affiliates. As of December 31, 2000, the net proceeds received from our public offerings have been used for networking infrastructure and the functionality of our websites and for general corporate purposes, which include working capital, advertising costs, the leasing of new office facilities, the expansion of our sales and marketing capabilities, our advertising campaign and our brand name promotions. We have also used a portion of such net proceeds for the acquisition of complementary businesses, assets, services and technology. None of the general corporate expenses incurred were direct or indirect payments to our directors, officers, general partners or their associates, to persons owning ten percent or more of any class of our equity securities or to our affiliates.

Recent Sales of Unregistered Securities

     On February 24, 2000, we issued 1,903,977 shares of our common stock in connection with the acquisition of Chips & Bits, Inc. and Strategy Plus, Inc. Additional shares of our common stock may be issued upon the attainment of certain performance goals. This transaction was a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Rule 506 of Regulation D, promulgated thereunder.

     In February 2000, we issued 699,281 shares of our common stock in connection with a strategic alliance with Sportline.com, Inc. In November 2000, we bought back these shares which are included in treasury stock.

     On November 30, 1999, we issued 1,104,972 shares of our common stock in connection with the acquisition of the web hosting assets of Webjump.com. This transaction was a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Rule 506 of Regulation D, promulgated thereunder. See Item 3 - Legal Proceedings.

Item 6.  Selected Consolidated Financial Data

     The selected consolidated financial data with respect to our consolidated balance sheets as of December 31, 2000 and 1999 and the related consolidated statements of operations for the years ended December 31, 2000, 1999, and 1998 have been derived from our audited consolidated financial statements which are included herein and have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations since inception that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note
1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The selected financial data with respect to our balance sheets as of December 31, 1998, 1997, and 1996 the related statements of operations for the year ended December 31, 1997 and 1996 have been derived from our audited financial statements which are not included herein. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                             Year Ended December 31,
                                            ------------------------------------------------------
                                               2000        1999        1998        1997     1996
                                            ---------    --------    --------    -------  --------
                                                    (in thousands, except per share data)
Consolidated Statements of
  Operations Data:
Revenues..................................  $  29,862    $ 18,641    $  5,510    $   770    $  229
Cost of revenues..........................     19,080       8,548       2,136        257       116
                                            ---------    --------    --------    -------    ------
Gross profit..............................     10,782      10,093       3,374        513       113
Operating expenses (3):
   Sales and marketing....................     23,917      19,352       9,402      1,415       276
   Product development....................     10,242      10,488       2,633        154       120
   General and administrative.............     13,173      12,165       6,828      2,828       489
   Restructuring and impairment charges        41,348          --          --         --        --
   Non-recurring charges..................         --          --       1,370         --        --
   Amortization of goodwill and
      intangible assets...................     27,236      20,460          --         --        --
                                            ---------    --------    --------    -------    ------
Total operating expenses..................    115,916      62,465      20,233      4,397       885
                                            ---------    --------    --------    -------    ------
Loss from operations......................   (105,134)    (52,372)    (16,859)    (3,884)     (772)
Other income, net.........................      1,536       1,705         892        335        22
                                            ---------    --------    --------    -------    ------
Loss before provision for income taxes
   and extraordinary item.................   (103,598)    (50,667)    (15,967)    (3,549)     (750)
Provision for income taxes................        268         290          79         36        --
                                            ---------    --------    --------    -------    ------
Loss before extraordinary item............   (103,866)    (50,957)    (16,046)    (3,585)     (750)
Extraordinary item-gain on early
    retirement of debt....................         --       1,356          --         --        --
                                            ---------    --------    --------    -------    ------
Net loss..................................  $(103,866)   $(49,601)   $(16,046)   $(3,585)   $ (750)
                                            =========    ========    ========    =======    ======

Basic and diluted net loss per
  share (1) (2):
  Loss before extraordinary item..........  $   (3.43)   $  (2.06)   $  (3.37)   $ (1.56)   $(0.33)
  Extraordinary item-gain on early
    retirement of debt....................  $      --    $   0.06    $     --    $    --    $   --
                                            ---------    --------    --------    -------    ------
  Net loss................................  $   (3.43)   $  (2.00)   $  (3.37)   $ (1.56)   $(0.33)
                                            =========    ========    ========    =======    ======
Weighted average shares outstanding
 used in basic and diluted per share
 calculation (1) (2)......................     30,286      24,777       4,762      2,294     2,250
                                            =========    ========    ========    =======    ======

_______________________


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

                                                                December 31,
                                             ----------------------------------------------
                                               2000       1999      1998      1997    1996
                                             --------   -------   -------   -------  ------
                                                              (in thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents and short-
   term investments.......................   $16,346   $ 55,875   $30,149   $18,874  $ 757
Working capital...........................    13,568     52,965    27,009    17,117    648
Total assets..............................    54,531    138,843    38,130    19,462    973
Capital lease obligations, excluding
   current installments...................       382      2,201     2,006        99     --
Total stockholders' equity................   $43,946   $126,909   $30,301   $17,352  $ 795

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

OVERVIEW

     We are a network of nine wholly-owned properties (eight of which are online properties and one of which is an offline property) focused on delivering community and/or games information to our registered members in the United States and abroad. Each of these nine properties specializes in bringing people together around shared topics of interest. We deliver community through: (1) our leading games information network, games.theglobe.com, which consists of six online properties: HappyPuppy.com, KidsDomain.com, Computer Games Online (cdmag.com), Chips & Bits (chipsbits.com), GamesDomain.com, and ConsoleDomain.com, as well as our offline property Computer Games Magazine; (2) our flagship website, theglobe.com, which features our community tools globeclubs and uPublish!, both of which enable users to personalize their online experience by interacting with other users around similar interests; (3) distribution of our community tools and services and/or our games information content to other Web properties; and (4) providing web hosting services to the small business sector (businesses and; and professional webmasters).

     Our revenues consist of the sale of advertisements on our online properties, which includes the development and sale of sponsorship placements within our web sites. We earn revenue on sponsorship contracts for fees relating to the design, coordination, and integration of the customer's content and links. Additionally, we derive advertising revenue through the sale of advertisements in our games information magazine which we acquired in February 2000. In addition to advertising revenues, we derive other revenues through the sale of video games and related products through our online store, the sale of our games information magazine through newsstands and subscriptions and electronic commerce revenue shares (resresenting our share of the proceeds from our e-commerce partners' sales).

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

     In April 1999, we acquired Attitude Networks, Ltd., a provider of online games information content whose websites included Happy Puppy, Games Domain and Kids Domain, three leading websites serving game enthusiasts. The aggregate purchase price amounted to $46.8 million and was comprised, in part, of approximately 1.6 million shares of newly issued common stock.

     In May 1999, we completed a secondary public offering of 3.5 million shares of common stock at an offering price of $20.00 per share. Net proceeds amounted to $65.0 million, after underwriting discounts of $3.5 million and offering costs of $1.5 million.

     In December 1999, we acquired the web hosting assets of Webjump.com, a web hosting property that primarily focuses on small businesses. The total purchase price for this transaction was $13.0 million and was primarily comprised of 1.1 million shares of newly issued Common Stock. An additional $12.5 million, payable in newly issued shares of Common Stock, was contingent based upon the attainment of certain performance targets measured as of November 30, 2000. Management determined that such targets were not achieved as of the measurement date, however, on February 14, 2001 the former shareholder group filed a law suit against us claiming that they are entitled to $9.5 million related to the above mentioned targets. See Part I - Item 5 - Legal and Note 13 (d) to our consolidated financial statements for additional information.

     In February 2000, we acquired Chips & Bits, Inc. and Strategy Plus, Inc., providers of online and offline entertainment content focused towards game enthusiasts. The total purchase price for this transaction was approximately $15.3 million and was comprised, in part, of 1.9 million newly issued shares of Common Stock. An additional $1.25 million, payable in newly issued shares of Common Stock, is contingent on the attainment of certain performance targets by Chips & Bits, Inc. and Strategy Plus, Inc. The contingent consideration, if any, will be recorded by us when the contingency is resolved and the consideration is or becomes issuable. Any additional cost would be allocated to goodwill, and amortized over the remaining life of the goodwill.

RESULTS OF OPERATIONS

Year ended December 31, 2000 compared to year ended December 31, 1999


  Revenues. Our revenues consist of the sale of advertisements on our online properties, which includes the development and sale of sponsorship placements within our web sites. We earn revenue on sponsorship contracts for fees relating to the design, coordination, and integration of the customer's content and links. Additionally, we derive advertising revenue through the sale of advertisements in our games information magazine which we acquired in February 2000. Our advertising revenues are derived principally from short-term advertising arrangements, averaging one to three months. We sell a variety of online advertising packages to clients, including banner advertisements, event sponsorships, and targeted and direct response advertisements. We generally guarantee a minimum number of impressions, defined as the number of times that an advertisement appears in pages viewed by the users of our online properties, for a fixed fee. In addition to advertising revenues, we derive other revenues through the sale of video games and related products through our online store, the sale of our games information magazine through newsstands and subscriptions and electronic commerce revenue shares.

  Revenues increased to $29.9 million for the year ended December 31, 2000 as compared with $18.6 million for the year ended December 30, 1999. Advertising revenues for the year ended December 31, 2000 were $19.5 million, which represented 65% of total revenues. Advertising revenues for the year ended December 31, 1999 were $16.4 million, which represented 88% of total revenues. The growth in advertising revenues was attributable to the revenues from our games magazine which was acquired in February 2000. Revenue from our games magazine accounted for $4.5 million of the total advertising revenues for the year ended December 31, 2000 and which is expected to continue into 2001. The increase in advertising revenues attributable to our games magazine was partially offset by a decline in online advertising revenues due to an industry-wide decline in online advertising spending primarily in the second half of 2000. Sales of merchandise through our online store accounted for 24% of total revenues for the year ended December 31, 2000, or $7.2 million as compared with 12% for the year ended December 31, 1999, or $2.2 million. The increase in electronic commerce revenue of $5.0 million was attributable to increased online sales from our acquisition of Chips & Bits, Inc. in February 1999. In order to realign our e-commerce operations to focus on video games and related products, the Company elected in April 2000 to shut down its electronic commerce operations in Seattle, Washington which we acquired in February 2000 (see Notes 3 and 4 to the consolidated financial statements). Other revenues of $3.2 million were comprised of newsstand sales and subscriptions of our games information magazine which we acquired in February 1999. Barter advertising revenues represented 4% of total revenues for the year ended December 31, 2000 and 5% of total revenues for the year ended December 31, 1999.

  Cost of Revenues. Cost of revenues consists primarily of Internet connection charges, staff and related costs of operations personnel, depreciation and maintenance costs of web site equipment, printing costs of our games magazine and the costs of merchandise sold and shipping fees in connection with our online store. Gross margins were 36% and 54% for the years ended December 31, 2000 and 1999, respectively. The period-to-period decrease in the gross margins was primarily attributable to a higher mix of electronic commerce sales and print advertising sales in our games information magazine, both of which traditionally result in lower gross margins than online advertising revenues. The absolute dollar increase in cost of revenues was mainly due to printing costs related to our games magazine, which was acquired in February 2000, and additional costs of merchandise attributable to increased sales through our online store. Additional absolute dollar increases were due to an increase in Internet connection costs to support the increase in web site traffic, an increase in depreciation expense related to increased equipment costs and personnel costs required to support the expansion of our sites and services.

  Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related expenses of sales and marketing personnel, commissions, advertising and marketing costs, public relations expenses, promotional activities and barter advertising expense. Sales and marketing expense was $23.9 million for the year ended December 31, 2000 as compared with $19.4 million for the year ended December 31, 1999. The period-to-period increase in sales and marketing expense was mainly attributable to promotional expenses incurred in order to promote our games magazine and support our online store.

  Product Development. Product development expenses include salaries and related personnel costs, expenses incurred in connection with the development of, testing of and upgrades to our web sites and community management tools and editorial and content costs. Product development expenses were $10.2 million for the year ended December 31, 2000 as compared to $10.5 million for the year ended December 31, 1999. Product development expenses have decreased slightly from prior year mainly as a result of our effort to consolidate duties and reduce headcount.

  General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related personnel costs for general corporate functions including finance, human resources, legal and facilities, outside legal and professional fees, directors and officers insurance, bad debt expenses and general corporate overhead costs. General and administrative expenses were $13.2 million for the year ended December 31, 2000 as compared to $12.2 million for the year ended December 31, 1999. The period-to-period increase was primarily attributable to increased costs associated with the operation of our games magazine and our games online store, which we acquired in February 2000, and higher than anticipated bad-debt expenses.

  Restructuring and Impairment Charges. For the year ended December 31, 2000, we recorded restructuring and impairment charges of $41.2 million.

    In the second quarter of 2000, we recorded a $15.6 million restructuring charge as a result of a strategic decision made by management to shut down our electronic commerce operations in Seattle, Washington in order to realign our electronic commerce operations to focus on the direct sale of video games and related products as well as revenue share relationships with third parties who are interested in reaching our targeted audiences. The $15.6 million charge incurred primarily related to a $12.8 million write-off of the remaining goodwill and intangibles associated with our 1999 acquisition of Factorymall.com, costs associated with the closing of the Seattle operations of $0.5 million, write-offs related to the disposal of inventory, equipment and other assets of $1.7 million as well as $0.6 million of employee severance and related benefits incurred primarily related to the termination of 30 employees.

    In the fourth quarter of 2000, we incurred an additional $25.7 million in restructuring and impairment charges as follows:

 . We recorded a restructuring charge of $1.8 million, including $398,000 of non-cash compensation, as a result of strategic decisions made by management to increase operational efficiencies, improve margins and further reduce expenses. The restructuring charge primarily related to a workplace reduction of 26 employees.

 . In addition, we recorded an impairment charge of $4.3 million in connection with our termination of a distribution agreement with Sportsline in November 2000.

 . As discussed below, we also recorded impairment charges of $19.6 million as a result of management's ongoing business review and impairment analysis performed under its existing policy regarding impairment of long-lived assets.

    The Company's management performs on-going business reviews and, based on quantitative and qualitative measures, assesses the need to record impairment losses on long-lived assets used in operations when impairment indicators are present. Where impairment indicators were identified, management determined the amount of the impairment charge by comparing the carrying values of goodwill and other long-lived assets to their fair values. These evaluations of impairment are based on achievement of business plan objectives and milestones of each web based property, the fair value of each ownership interest relative to its carrying value, the financial condition and prospects of the web based property, and other relevant factors. The business plan objectives and milestones that are considered include, among others, those related to financial performance, such as achievement of planned financial results and completion of capital raising activities, if any, and those are not primarily financial in nature, such as the launching or enchancements of a web site, the hiring of key employees, the number of people who have registered to be part of the associated properties' web community, and the number of visitors to the associated properties' web site per month. Management determines fair value based on a market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to the company. The market price multiples are selected and applied to the company based on the relative performance, future prospects and risk profile of the company in comparison to the guideline companies. As a result, during management's quarterly review of the value and periods of amortization of both goodwill and other long-lived assets, it was determined that the carrying value of goodwill and certain other intangible assets were not fully recoverable.

    In 1999, we completed acquisitions of Attitude Network, Ltd and the web hosting assets of Webjump.com that were financed principally with shares of our common stock, and were valued based on the price of our common stock at that time. Our revaluation was triggered by the continued decline in Internet advertising throughout 200, which significantly impacted current projected advertising revenue generated from these web based properties. In addition, each of these web based properties have experienced declines in operating and financial metrics over the past several quarters, primarily due to the continued weak overall demand of on-line advertising and marketing services, in comparison to the metrics forecasted at the time of their respective acquisitions. The impairment analysis considered that these web based properties were acquired during 1999 and that the intangible assets recorded at the time of acquisition was being amortized over useful lives of 2 - 3 years (3 years for goodwill). As a result, it was determined that the fair value of Attitude's and Webjump's goodwill and other intangible assets were less than the recorded amount,therefore, an impairment charge of $13.6 million and $6.0 million,respectively,were recorded. The methodology used to test for and measure the amount of the impairment charge was based on the same methodology we used during our initial acquisition valuation of Attitude and Webjump in 1999. The impairment factors evaluated by management may change in subsequent periods, given that our business operates in a highly volatile business environment. This could result in material impairment charge in the future.

  Amortization of Goodwill and Intangible Assets. Amortization expense was $27.2 million for the year ended December 31, 2000 as compared with $20.5 million for the year ended December 31, 1999. The period-to-period increase in amortization expense was primarily attributable to the acquisitions of Chips & Bits, Inc. and Strategy Plus, Inc. in February 2000 and the purchase of the web hosting assets of Webjump.com in December 1999. The Company recorded goodwill and intangible assets of $28.7 million in connection with these transactions. The total gross amount of goodwill and purchased intangibles, after eliminating impairment charges discussed above, as of December 31, 2000 was $56.5 million and is being amortized over the expected periods of benefit ranging from two to three years (three years for goodwill).

  Interest and other income, net. Interest and other income, net primarily includes interest income from our cash and cash equivalents and short-term investments, interest expense related to our capital lease obligations and realized gains and losses from the sale of short-term investments. The decrease in interest and other income, net for the year ended December 31, 2000 compared to December 31, 1999 was primarily attributable to a decrease in interest income earned as a result of a lower cash and cash equivalent and short-term investment balance.

  Income Taxes. Income taxes were approximately $268,000 for the year ended December 31, 2000 as compared with $290,000 for the year ended December 31, 1999. Income taxes were based solely on state and local taxes on business and investment capital. Our effective tax rate differs from the statutory federal income tax rate, primarily as a result of the uncertainty regarding our ability to utilize our net operating loss carryforwards. Due to the uncertainty surrounding the timing or realization of the benefits of our net operating loss carryforwards in future tax returns, we have placed a 100% valuation allowance against our otherwise recognizable deferred tax assets. At December 31, 2000, the Company had net operating loss carryforwards available for U.S. and foreign tax purposes of $105.2 million and $2.8 million, respectively. These carryforwards expire through 2020. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Due to the change in our ownership interests in the third quarter of 1997 and May 1999, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), future utilization of our net operating loss carryforwards prior to the change of ownership will be subject to certain limitations or annual restrictions.

Year ended December 31, 1999 compared to year ended December 31, 1998


     Revenues. Advertising revenues constituted 88% and 100% of total revenues for the years ended December 31, 1999 and 1998, respectively. Revenues increased to $18.6 million for the year ended December 31, 1999 as compared with $5.5 million for the year ended December 31, 1998. Advertising revenues for the year ended December 31, 1999 were $16.4 million, which represented 88% of total revenues. Advertising revenues for the year ended December 31, 1998 were $5.5 million, which represented 100% of total revenues. The growth in advertising revenues was primarily attributable to an increase in the number of advertisers as well as the average commitment per advertiser and an increase in our traffic on our websites. We anticipate that advertising revenues will continue to account for a substantial share of our total revenues for the foreseeable future. We experienced an increase in other revenue due primarily to increased sales through our online store. Other revenues were also derived from the electronic commerce revenue shares and membership service fees. Barter revenues represented 5% of total revenues for the year ended December 31, 1999 and 2% of total revenues for the year ended December 31, 1998.

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

     General and Administrative Expenses. General and administrative expenses were $12.2 million for the year ended December 31, 1999 as compared with $6.8 million for the year ended December 31, 1998. The increase was primarily attributed to increased salaries and personnel costs associated with building of our basic infrastructure, increased legal and other professional fees and travel expenses. These increases were, in part, attributable to our acquisitions in 1999. The increased salaries also reflect the highly competitive nature of hiring in the new media industry. General and administrative costs also increased due to additional provisions for bad debts and sales tax expenses, along with increased public company expenses such as directors' and officers' liability insurance and investor relations programs.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2000, we had approximately $13.3 million in cash and cash equivalents and approximately $3.0 million in short-term investments. Net cash used in operating activities was approximately $34.7 million, $30.1 million and $13.5 million for the years ended December 31, 2000, 1999 and 1998, respectively. The increase in net operating cash used for the year ended December 31, 2000 resulted primarily from an increase in operating losses for the period, exclusive of non-cash expenses. Additionally, the increase in net operating cash was attributable to increases in prepaids and other current assets and decreases in accounts payable and accrued expenses. These items were partially offset by a decrease in accounts receivable and an increase in deferred revenue. The increase in net operating cash used for the year ended December 31, 1999 was primarily due to an increase in operating losses for the period, exclusive of non-cash expenses. Additionally, the increase in net operating cash used was attributable to increases in accounts receivable and prepaid and other current assets and decreases in accounts payable and deferred revenues. These items were partially offset by an increase in accrued compensation and accrued expenses.

     Net cash provided by (used in) investing activities was approximately $13.3 million, ($25.4) million and $9.6 million for the years ended December 31, 2000, 1999 and 1998, respectively. The increase in cash provided by investing activities for the year ended December 31, 2000 was due to an increase in proceeds from sale of short-term investments. This increase was partially offset by purchases of short-term securities and purchases of property and equipment. The decrease in cash provided by investing activities for the year ended December 31, 1999 was due to an increase in purchases of securities and purchases of property and equipment.

     Net cash (used in) provided by financing activities was approximately ($2.0) million, $62.8 million and $27.2 million for the years ended December 31, 2000, 1999 and 1998, respectively. Net cash used in financing activities during 2000 was comprised of payments under capital lease obligations and payments associated with the purchase of treasury stock, which was partially offset by proceeds from exercise of common stock options. The cash provided by financing activities in 1999 was mainly attributable to net proceeds received from our secondary public offering of Common Stock and proceeds received from the exercise of stock options and warrants. These items were partially offset by payments of capital lease obligations and payments of long-term debt, which was assumed in connection with our acquisition of Attitude Network, Ltd.

     As of December 31, 2000, we had obligations amounting to $2.3 million in connection with equipment purchased under capital leases. These obligations are payable at various intervals between 2001 and 2003. We expect to meet our current capital lease obligations with our cash, cash equivalents, short-term investments, and security deposits.

     As of December 31, 2000, the amount remaining in the Factorymall.com restructuring accrual is $0.5 million, primarily related to severance and lease obligations, which will be paid out periodically through August 2002 and the amount remaining in the fourth quarter of 2000 restructuring accrual of $1.0 million for severace obligations.

  Our capital requirements depend on numerous factors, including market acceptance of our services, the capital required to maintain our websites, the resources we devote to marketing and selling our services and our brand promotions and other factors. We have experienced a substantial increase in our capital expenditures and lease arrangements since our inception consistent with the growth in our operations and staffing. We have received a report from our independent accountants containing an explanatory paragraph stating that our recurring losses from operations since inception raises substantial doubt about our ability to continue as a going concern. Moreover, management's plans to continue as a going concern rely heavily on raising additional financing, increasing advertising revenues from our online and offline properties, as well as, reducing our operating expenses. In addition, management is currently exploring a number of strategic alternatives and is also continuing to identify and implement internal actions to improve the Company's liquidity. These alternatives may include selling assets or internet properties which could result in significant changes in our business plan.

     As of December 31, 2000, our sole source of liquidity consisted of $16.3 million of cash and cash equivalents and short-term investments. We currently do not have access to any other sources of funding, including debt and equity financing facilities. As of December 31, 2000, our principal commitments consisted of our operating obligations, amounts outstanding under operating and capital leases as well as long-term debt. We believe that our current cash may not be sufficient to meet our anticipated operating cash needs for the next 12 months commencing January 1, 2001. The Company has limited operating capital and no current access to credit facilities. The Company's continued operations therefore will depend on its ability to raise additional funds through bank borrowings or equity or debt financing.

     The capital markets have been unpredictable in the past, especially for early stage companies such as ours. In addition, it is difficult to raise capital in the current market conditions. The amount of capital that a company like ours is able to raise often depends on variables that are beyond our control, such as share price of our stock and its trading volume. As a result, there is no guarantee that our efforts to secure financing will be available on terms attractive to us, when needed or at all. Due to our operating losses, it will be difficult to obtain debt financing. If the Company is able to consummate a financing arrangement, there is no guarantee that the amount raised will be sufficient to meet our future needs. If adequate funds are not available or are not available on acceptable terms, our business, results of operations, financial condition and continued viability will materially adversely effected. As a result, we may need to further reduce our staff and operations.

     If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced. Stockholders may experience extreme dilution due to our current stock price and the significant amount of financing we need to raise and these securities may have rights senior to those of holders of our Common Stock. We do not have any contractual restrictions on our ability to incur debt. Any indebtedness could contain covenants, which restrict our operations. See "Risk Factors" - We may need to raise additional funds, including the issuance of debt".


MARKET FOR COMPANY'S COMMON EQUITY

     The shares of our Common Stock are currently listed on the Nasdaq national market. Due to the decline in the share price of our Common Stock and our continued operating losses, we received a letter from the Nasdaq stating that they have determined that we have failed to meet Nasdaq's minimum listing requirements and as a result, our Common Stock could be delisted. We have appealed the Nasdaq determination, although there can be no assurance that our appeal will be successful.

   Our failure to meet NASDAQ's maintenance criteria may result in the discontinuance of the inclusion of our securities in NASDAQ. In such event, trading, if any, in the securities may then continue to be conducted in the non-NASDAQ over-the-counter market in what are commonly referred to as the electronic bulletin board and the "pink sheets". As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of the securities. In addition, we would be subject to a Rule promulgated by the Securities and Exchange Commission that, if we fail to meet criteria set forth in such Rule, imposes various practice requirements on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, the Rule may have a materially adverse effect on the ability of broker-dealers to sell the securities, which may materially affect the ability of shareholders to sell the securities in the secondary market.

   Delisting could make trading our shares more difficult for investors, potentially leading to further declines in share price. It would also make it more difficult for us to raise additional capital. We would also incur additional costs under state blue-sky laws to sell equity if we are delisted.

EFFECTS OF INFLATION

     Due to relatively low levels of inflation in 2000, 1999, 1998, 1997 and 1996 inflation has not had a significant effect on our results of operations since inception.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued and, as amended by SFAS 137, will be adopted by us on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The adoption of this statement will not impact our historical consolidated financial statements as we currently do not use derivative instruments.

     FASB Interpretation No 44, Accounting for Certain Transactions Involving Stock Compensation" ("FIN NO. 44") provides guidance for applying APB Opinion No
25. "Accounting for Stock Issued to Employees. With certain exceptions, FIN No. 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. The Company applied FIN No. 44 to account for its cancellation and reissuance of options and there has been no impact on its results of operations for the year ended December 31, 2000. The Company cannot estimate the impact of FIN No. 44 on its future results of operations as the charge is dependent on the future market price of the Company's common stock, which cannot be predicted with any degree of certainty. However, depending upon movements in the market value, this accounting treatment may result in significant non-cash compensation charges in the future.

     In March 2000, the EITF reached a consensus on Issue 00-2, "Accounting for Web Site Development Costs," which provided guidance on when to capitalize versus expense costs incurred to develop a web site. The consensus is effective for web site development costs in quarters beginning after June 30, 2000. We have applied the guidance as described by Issue 00-2 for the year ended December 31, 2000, and noted that there was no material impact on our results of operations.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, 'Revenue Recognition in Financial Statements" ("SAB No. 101") which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company was be required to adopt the accounting provisions of SAB No. 101, in the fourth quarter of 2000. Our revenue recognition policies are consistent with SAB 101; accordingly, its implementation did not have a significant effect on our results of operations.

                                 RISK FACTORS

  In addition to the other information in this report, the following factors should be carefully considered in evaluating our business and prospects.

  WE WILL NEED TO RAISE ADDITIONAL FUNDS IN ORDER TO CONTINUE OPERATIONS.

  Since our inception, we have incurred significant operating losses and we believe we will continue to incur operating losses for the foreseeable future. We also expect to incur negative cash flows for the foreseeable future as a result of our operating losses and our need to fund future capital expenditures. We have received a report from our independent accountants containing an explanatory paragraph stating that we suffered recurring losses from operations since inception that raises substantial doubt about our ability to continue as a going concern. Moreover, management's plans to continue as a going concern rely heavily on raising additional financing, increasing advertising revenues from our online and offline properties, as well as, reducing our operating expenses. In addition, management is currently exploring a number of strategic alternatives and is also continuing to identify and implement internal actions to improve the Company's liquidity. These alternatives may include selling assets or internet properties which could result in significant changes in our business plan.

  The capital markets have been unpredictable in the past, especially for early stage companies such as ours. In addition, it is difficult to raise capital in the current market conditions. The amount of capital that a company like ours is able to raise often depends on variables that are beyond our control, such as share price of our stock and its trading volume. As a result, there is no guarantee that our efforts to secure financing will be available on terms attractive to us, or at all. Due to our operating losses, it will be difficult to obtain debt financing. If the Company is able to consummate a financing arrangement, there is no guarantee that the amount raised will be sufficient to meet our future needs. If adequate funds are not available or are not available on acceptable terms, our business, results of operation, financial condition and continued viability will be materially adversely effected. As a result, we may need to further reduce our staff and operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

  THE LOW PRICE OF OUR COMMON STOCK COULD RESULT IN THE DELISTING OF OUR COMMON STOCK.

  The shares of our Common Stock are currently listed on the Nasdaq national market. Due to the recent decline in the share price of our Common Stock and our continued operating losses, we received a letter from NASDAQ stating that they have determined that we have failed to meet Nasdaq's minimum listing requirements and as a result, our Common Stock could be delisted. We have appealed the NASDAQ determination although there can be no assurance that our appeal will be successful. Nasdaq listing requirements include a series of financial tests relating to net tangible assets, public float, number of market makers and shareholders, and maintaining a minimum bid price for the Company's share price of $1.00. Our share price has traded at levels below $1.00 for significantly more than 30 days and there is no guarantee that it will return to a minimum bid price of $1.00 or higher.

  Our failure to meet NASDAQ's maintenance criteria may result in the discontinuance of the inclusion of our securities in NASDAQ. In such event, trading, if any, in the securities may then continue to be conducted in the non-NASDAQ over-the-counter market in what are commonly referred to as the electronic bulletin board and the "pink sheets". As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of the securities. In addition, we would be subject to a Rule promulgated by the Securities and Exchange Commission that, if we fail to meet criteria set forth in such Rule, imposes various practice requirements on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, the Rule may have a materially adverse effect on the ability of broker-dealers to sell the securities, which may materially affect the ability of shareholders to sell the securities in the secondary market.

  Delisting could make trading our shares more difficult for investors, potentially leading to further declines in share price. It would also make it more difficult for us to raise additional capital. We would also incur additional costs under state blue sky laws to sell equity if we are delisted.

  REVENUE GROWTH IN PRIOR PERIODS MAY NOT BE INDICATIVE OF FUTURE GROWTH.

  Although we achieved significant total revenue growth during 1999 and 2000, our online advertising revenue decreased in 2000 due to the softness in the advertising market which is expected to continue. Commencing in the third quarter 2000, our online advertising revenues decresed by $2.5 million compared to second quarter 2000, and decreased an additional $0.2 million in the fourth quarter of 2000. Our limited operating history makes prediction of future revenue growth difficult. Additionally, in April 2000, we elected to shut down our e-commerce operations in Seattle, Washington in an effort to realign our electronic commerce operations to focus on video games and related products. This negatively impacted our projected revenue growth from e-commerce. Accurate predictions of future revenue growth are also difficult because of the rapid changes in our markets and the possible need by us to sell assets to fund operations. Accordingly, investors should not rely on past revenue growth rates as a prediction of future revenue growth.

  WE EXPECT TO CONTINUE TO INCUR LOSSES.

  We have incurred net losses in each quarter since our inception and we expect that we will continue to incur net losses for the foreseeable future. We had net losses of approximately $103.9 million, $49.6 million, $16.0 million, $3.6 million and $0.8 million for the years ended December 31, 2000, 1999, 1998, 1997 and 1996, respectively. As of December 31, 2000, we had an accumulated deficit of approximately $173.9 million. The principal causes of our losses are likely to continue to be:

  .  costs resulting from development and enhancement of our services;

  .  amortization expense related to our acquisitions;

  . sales and marketing expenses necessary to maintain revenue growth and develop brand identity;

  .  growth of our sales force;

  .  expansion of our systems infrastructure;

  .  failure to generate sufficient revenue; and

  .  general and administrative expenses;

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

  We have incurred significant net losses since our inception. In an effort to reduce our cash expenses, we began to implement certain restructuring initiatives and cost reductions. In October 2000, we reduced our workforce by 26 employees. We have also left positions unfilled when certain employees have left the Company. In addition, recent trading levels of our common stock have decreased the value of the stock options granted to employees pursuant to our stock option plan. As a result of these factors, our remaining personnel may seek employment with larger, more stable companies or companies they perceive to have better prospects. Our failure to retain qualified employees to fulfill our current and future needs could halt our future growth and have a material adverse affect on our business.

  In addition, the publicity we receive, in connection with our financial performance and measures to remedy it, may negatively affect our reputation and our business partners and other market participants perception of the Company. If we are unable to maintain the existing and develop new business relationships our revenues and collections could suffer materially.

  WE RELY SUBSTANTIALLY ON ONLINE ADVERTISING REVENUES. THE ONLINE ADVERTISING MARKET HAS SIGNIFICANTLY DECLINED OVER THE PAST SEVERAL QUARTERS.

  We derive a substantial portion of our revenues from the sale of advertisements on our web sites. We expect to continue to do so for the foreseeable future. Our business model and revenues are highly dependent on the amount of traffic on our sites and our ability to properly monetize this traffic. The level of traffic on our sites determines the amount of online advertising inventory we can sell. Our ability to generate significant online advertising revenues depends, in part, on our ability to create new advertising programs without diluting the perceived value of our existing programs. Online advertising has dramatically decreased since the middle of 2000 and has continued to decline into the first quarter of 2001, which could have a material effect on the Company. Many online advertisers have been experiencing financial difficulties which could materially impact our revenues and our ability to collect our receivables. Our ability to generate online advertising revenues will also depend, in part, on the following:

  . advertisers' acceptance of the Internet as an attractive and sustainable medium;

  . advertisers' willingness to pay for advertising on the Internet at current rates;

  .  the development of a large base of users of our products and services;

  .  our level of traffic;

  . the effective development of web site content that attracts users having demographic characteristics attractive to advertisers; and

  .  price competition among web sites which has resulted in decreasing pricing.

  We cannot assure you that the market for Internet advertising will continue to emerge or become sustainable. If the Internet advertising market develops slower than we expect, our business performance would be materially adversely affected. To date, substantially all our online advertising contracts have been for terms averaging one to three months in length, with relatively few longer term advertising contracts. Additionally, our online advertising customers may object to the placement of their advertisements on some members' personal homepages, the content of which they deem to be undesirable. Moreover, measurements of site visitors may not be accurate or trusted by our advertising customers. There are no uniformly accepted standards for the measurement of visitors to a web site, and there exists no one accurate measurement for any given Internet visitor metric. Indeed, different website traffic measurement firms will tend to arrive at different numbers for the same metric. For any of the foregoing reasons, we cannot assure you that our current advertisers will continue to purchase advertisements on our sites. We also compete with traditional advertising media, including television, radio, cable and print, for a share of advertisers' total advertising budgets. This results in significant pricing pressures on our advertising rates, which could have a material adverse effect on us. In addition, the online advertising market may not recover from its current downturn, which could have a material adverse effect on the Company.

  A significant portion of our revenues is derived from Internet companies that are early stage entities. These entities may be dependent on additional financing in order to survive. In addition, such companies may conduct less online advertising in the future, which could have a material adverse effect on the Company. These companies have been spending significantly less on online advertising. For companies such as these, the risk of default on outstanding indebtedness to us may be higher than we anticipate.

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

  The market for members, users and Internet advertising among web sites is new and rapidly evolving. Competition for members, users and advertisers, as well as competition in the electronic commerce market, is intense and is expected to increase significantly. Barriers to entry are relatively insubstantial and we believe we will face competitive pressures from many additional companies both in the United States and abroad. Accordingly, pricing pressure on advertising rates will increase in the future which could have a material adverse effect on us. All types of web sites compete for users. Competitor web sites include community sites and games information networks, as well as "gateway" or "portal" sites and various other types of web sites. We believe that the principal competitive factors in attracting users to a site are:

  .    functionality of the web site;

  .    brand recognition;

  .    member affinity and loyalty;

  .    broad demographic focus;

  .    open access for visitors;

  .    critical mass of users, particularly for community-type sites;

  .    attractiveness of content and services to users; and

  .    pricing and customer service for electronic commerce sales.

  We compete for users, advertisers and electronic commerce marketers with the following types of companies:

  . other community web sites, such as GeoCities, which was acquired by Yahoo!, Tripod and AngelFire, subsidiaries of Lycos, Homestead.com and Homepag e.com;

  . search engines and other Internet "portal" companies, such as Excite@Home, Lycos, and Yahoo!;

  . other community club providers, such as eGroups, which was acquired by Yahoo!, Topica and TalkCity;

  .    online content web sites, such as CNET, ESPN.com and ZDNet.com;

  . publishers and distributors of television, radio and print, such as CBS, NBC and CNN/Time Warner;

  . general purpose consumer online services, such as America Online and Microsoft Network;

  . web sites maintained by Internet service providers, such as AT&T WorldNet and EarthLink;

  .    electronic commerce web sites, such as Amazon.com, Etoys and CDNow; and

  . other web sites serving game enthusiasts, including Ziff Davis' Gamespot and CNET's Gamecenter.

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

  Many of our existing and potential competitors, including companies operating web directories and search engines, and traditional media companies, have the following advantages:

  .    longer operating histories in the Internet market,

  .    greater name recognition;

  .    larger customer bases; and

  .    significantly greater financial, technical and marketing resources.

  In addition, providers of Internet tools and services, including community-type sites, may be acquired by, receive investments from, or enter into other commercial relationships with larger, well-established and well-financed companies, such as Microsoft and America Online. For example, Excite merged with @Home, America Online acquired Netscape, Xoom.com and Snap.com completed a transaction in which NBC merged some of its online assets with these entities to form NBCi, and Yahoo! acquired GeoCities and eGroups. In addition, there has been other significant consolidation in the industry. This consolidation may continue in the future. We could face increased competition in the future from traditional media companies, including cable, newspaper, magazine, television and radio companies. A number of these large traditional media companies, CBS and NBC, have been active in Internet related activities. Those competitors may be able to undertake more extensive marketing campaigns for their brands and services, adopt more aggressive advertising pricing policies and make more attractive offers to potential employees, distribution partners, electronic commerce companies, advertisers, third-party content providers and acquisition targets. Furthermore, our existing and potential competitors may develop sites that are equal or superior in quality to, or that achieve greater market acceptance than, our sites. We cannot assure you that advertisers may not perceive our competitors' sites as more desirable than ours.

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

  Additionally, the electronic commerce market is rapidly evolving, and we expect competition among electronic commerce merchants to increase significantly. Because the Internet allows consumers to easily compare prices of similar products or services on competing web sites and there are low barriers to entry for potential competitors, gross margins for electronic commerce transactions may continue to be narrow in the future. Many of the products that we sell on our web site may be sold by the maker of the product directly or by other web sites. Competition among Internet retailers, our electronic commerce partners and product makers may have a material adverse effect on our ability to generate revenues through electronic commerce transactions or from these electronic commerce partners.

  OUR QUARTERLY OPERATING RESULTS FLUCTUATE AND VARY BY SEASON.

  Our quarterly revenues, expenses and operating results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. As a result, quarter to quarter comparisons of our revenues and operating results may not be meaningful. In addition, due to our limited operating history and our unproven business model, we cannot accurately predict our future revenues or results of operations. It is likely that in one or more future quarters, our operating results will fall below the expectation of securities analysts and investors. If this occurs, the trading price of our Common Stock would almost certainly be materially and adversely affected. The factors which will cause our quarterly operating results to fluctuate include:

  .  the level of traffic on our web sites;

  .  the overall demand for Internet advertising and electronic commerce;

  . the addition or loss of advertisers and electronic commerce partners on our web sites;

  .  overall usage and acceptance of the Internet;

  . seasonal trends in advertising and electronic commerce sales and member usage;

  . capital expenditures and other costs relating to the expansion of our operations;

  .  the incurrence of costs relating to acquisitions;

  .  realignment of certain business operations;

  . the timing and profitability of acquisitions, joint ventures and strategic alliances;

  . failure to generate significant revenues and profit margins from new products and services;

  . financial performance of other internet companies who advertise on our site;

  . failure to enter into distribution agreements for our products and services; and

  .  competition from others providing services similar to those of ours.

  We derive a substantial portion of our revenues from the sale of advertising under short-term contracts. These contracts average one to three months in length. As a result, our quarterly revenues and operating results are, to a significant extent, dependent on advertising revenues from contracts entered into within the quarter, and on our ability to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. A slowdown in the advertising market can happen quickly. We believe that advertising sales in traditional media, such as television and radio, generally are lower in the first and third calendar quarters. If the Internet transitions from an emerging to a more developed form of media, these same patterns may develop in Internet advertising sales. Internet advertising expenditures may also develop a different seasonality pattern. Traffic levels on our sites and the Internet have typically declined during the summer and year-end vacation and holiday periods. Revenues from our games magazine are subject to the same seasonality trends as traditional media.

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

  WE EXPECT SIGNIFICANT STOCK BASED COMPENSATION CHARGES RELATED TO REPRICED OPTIONS.

  In light of the decline in our stock price at the time and in an effort to retain our employee base, in May 2000, we repriced options held by all employees, other than directors and executive officers. Options to purchase a total of approximately 1.1 million shares, representing approximately 20% of outstanding options, were canceled and approximately 856,000 new options were granted at an exercise price of $1.594, which was based on the closing price of the Company's common stock on May 31, 2000. The new options vest at the same rate that they would have vested under previous option plans. In addition, as a result of options which were granted within six months of the cancellations, an additional 244,000 options also require variable accounting in accordance with Fin No. 44.

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

  OUR BUSINESS MODEL IS RELATIVELY NEW AND UNPROVEN.

  Our business model is unproven and relatively new. This model depends upon our ability to obtain more than one type of revenue source by using our community platform and games information properties ("Games Network"). To be successful, we must, among other things, develop and market products and services that achieve broad market acceptance by our users, advertisers and electronic commerce vendors. We must continue to develop electronic commerce revenue streams by marketing products directly to users and having users purchase products through our electronic commerce site. We cannot assure you that any Internet community, including our site, will achieve broad market acceptance and will be able to generate significant electronic commerce revenues. We also cannot assure you that our business model will be successful, that it will sustain revenue growth or that it will be profitable.

  Additionally, the market for our products and services is relatively new, rapidly developing and characterized by an increasing number of market entrants. As is typical of most new and rapidly evolving markets, demand and market acceptance for recently introduced products and services are highly uncertain and risky. Moreover, because this market is new and rapidly evolving, we cannot predict our future growth rate, if any. If this market fails to develop, develops slower than expected or becomes saturated with competitors, or if our products and services do not achieve or sustain market acceptance, our business would be materially and adversely affected.

  In the fourth quarter we announced the reduction of our workforce by 26 employees. This reduction included certain employees at the management level. As a result of this reduction, we may experience inefficiencies and a decrease in productivity throughout our business. This may have a material effect on our operating results.

  OUR LIMITED OPERATING HISTORY MAKES FINANCIAL FORECASTING DIFFICULT.

  theglobe was founded in May 1995. Accordingly, we have a limited operating history for you to use in evaluating our prospects and us. Our prospects should be considered in light of the risks encountered by companies in the early stages of development, particularly companies operating in new and rapidly evolving markets like ours. We may not successfully address these risks. For example, we may not be able to:

  .  maintain or increase levels of user and member traffic on our web sites;

  .  maintain or increase the percentage of our advertising inventory sold;

  .  maintain or increase both CPM levels and sponsorship revenues;

  .  adapt to meet changes in our markets and competitive developments;

  .  integrate or successfully develop recent acquisitions;

  .  develop or acquire content for our services;

  .  identify, attract, retain and motivate qualified personnel;

  .  enter into distribution agreements for our products and services; and

  .  raise sufficient capital to sustain future operations.

  OUR ACQUISITIONS, JOINT VENTURES OR STRATEGIC TRANSACTIONS ENTAIL NUMEROUS RISKS AND UNCERTAINTIES.

  As part of our business strategy, we review acquisition prospects or joint ventures that we expect to complement our existing business, increase our traffic, augment the distribution of our community, enhance our technological capabilities or increase our electronic commerce revenues. On February 1, 1999, we acquired shop.theglobe.com, formerly known as Azazz, to develop electronic commerce retailing on our site. In April 2000, we closed these electronic commerce operations in Seattle, Washington. (See Note 3 in condensed consolidated financial statements and Management's Discussion and Analysis on Financial Condition and Results of Operations). On April 9, 1999, we acquired Attitude Network, Ltd. to add two leading game enthusiast web sites to our entertainment theme. On November 20, 1999, we acquired the web hosting assets of Webjump.com to expand our home page hosting services. On February 24, 2000, we acquired Chips & Bits, Inc., an electronic commerce retailer that focuses primarily on game enthusiasts' and Strategy Plus, Inc., media property that publishes a monthly games magazine and a game enthusiast web site. We consider and evaluate, from time to time, potential business combinations, either involving potential investments in our Common Stock or other business combinations, joint ventures alliances or business development arrangements, or our acquisition of other companies. If consummated, any such transaction could result in a change of control of our company or could otherwise be material to our business or to your investment in our Common Stock. These transactions may or may not be consummated. Our future acquisitions or joint ventures could result in numerous risks and uncertainties, including:

  . potentially dilutive issuances of equity securities, which may be issued at the time of the transaction or in the future if certain tests are met or not met, as the case may be. These securities may be freely tradable in the public market or subject to registration rights which could require us to publicly register a large amount of Common Stock, which could have a material adverse effect on our stock price;

  .  large and immediate write-offs;

  . significant write-offs if we determine that the business acquisition does not fit or perform up to expectations;

  . the incurrence of debt and contingent liabilities or amortization expenses related to goodwill and other intangible assets;

  . difficulties in the assimilation of operations, personnel, technologies, products and information systems of the acquired companies;

  .  the diversion of management's attention from other business  concerns;

  . the risks of entering geographic and business markets in which we have no or limited prior experience;

  .  the risk that the acquired business will not perform as expected; and

  .  risks associated with international expansion.

  WE MAY BE UNSUCCESSFUL IN ESTABLISHING AND MAINTAINING BRAND AWARENESS; BRAND IDENTITY IS CRITICAL TO US.

  We believe that establishing and maintaining awareness of "theglobe.com" brand name, and the brand name of our wholly owned subsidiaries, is critical to attracting and expanding our member base, the traffic on our web sites and our advertising and electronic commerce relationships. If we fail to promote and maintain our brand or our brand value is diluted, our business, operating results and financial condition could be materially adversely affected. The importance of brand recognition will increase because low barriers to entry may result in an increased number of web sites. To promote our brand, we may be required to continue to increase our financial commitment to creating and maintaining brand awareness. We may not generate a corresponding increase in revenues to justify these costs. Additionally, if members, other Internet users, advertisers and customers do not perceive our community experience or Games Network to be of high quality, or if we introduce new services or enter into new business ventures that are not favorably received by these parties, the value of our brand could be materially diluted.

  WE RELY ON THIRD PARTIES OVER WHOM WE HAVE LIMITED CONTROL TO MANAGE THE PLACEMENT OF ADVERTISING ON OUR WEBSITES.

  The process of managing advertising within large, high-traffic web sites such as ours is an increasingly important and complex task. We license our advertising management system from DoubleClick, Inc. under an agreement expiring in April 2002. DoubleClick may terminate the agreement upon 30 days' notice if
(1) we breach the agreement or (2) DoubleClick reasonably determines that we have used their advertising management system in a manner that could damage their technology or which reflects unfavorably on DoubleClick's reputation. No assurance can be given that DoubleClick would not terminate the agreement. Any termination and replacement of DoubleClick's service could disrupt our ability to manage our advertising operations. Additionally, we have entered into a contract with Engage Technologies, Inc. for the license of proprietary software to manage the placement of advertisements on our web sites. This software has been implemented and our relationship under the contract has not yet been material. There can be no assurance that this software will effectively manage and measure the placement of advertisements on our web sites and that errors will not occur. For example, Doubleclick informed us in June 1999 that its report of the numbers of unique visitors to the theglobe web site was not accurate. We cannot assure you that there will be no miscalculations of such or other measurements in the future. Any miscalculations or other problems with reporting these measurements could have a material adverse effect on our business, financial condition or stock price.

  To the extent that we encounter system failures or material difficulties in the operation of our advertising management systems, we may :

  . be unable to deliver banner advertisements and sponsorships through our sites; and

  . be required to provide additional impressions to our advertisers after the contract term.

  Our obligations to provide additional impressions might displace saleable advertising inventory. This could reduce revenues and could have a material adverse effect on us.

  WE DEPEND SUBSTANTIALLY ON OUR KEY PERSONNEL.

  Our performance is substantially dependent on the continued service of our senior management and key technical personnel. In particular, our success depends on the continued efforts of our senior management team, especially our Chief Executive Officer, our President and Chief Operating Officer, our Chief Financial Officer and our Chief Technology Officer. We do not carry key person life insurance on any of our personnel. The loss of the services of any of our executive officers or other key employees without adequate replacement could have a material adverse effect on our business.

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

  WE MAY NOT EFFECTIVELY MANAGE OUR GROWTH; OUR MANAGEMENT TEAM IS INEXPERIENCED IN THE MANAGEMENT OF A LARGE PUBLIC COMPANY.

  Our growth has placed significant strains on our resources. To manage our future growth, we must continue to implement and improve our operational systems and expand and train our employee base. We hired a new Chief Executive Officer in August 2000, who has not had previous experience managing a public company. Furthermore, the members of our current senior management, other than the Chairman, have not had any previous experience managing a public company or a large operating company. Accordingly, we cannot assure you that:

  .  we will be able to effectively manage the expansion of our operations;

  . our key employees will be able to work together effectively as a team to successfully manage our growth;

  .  we will be able to retain key members of our management team;

  .  we will be able to hire, train and manage our growing employee base;

  . our systems, procedures or controls will be adequate to support our operations; and

  . our management will be able to achieve the rapid execution necessary to fully exploit the market opportunity for our products and services.

  Our inability to manage growth effectively could have a material adverse effect on our business.

  OUR CHAIRMAN HAS OTHER INTERESTS AND TIME COMMITMENTS; WE HAVE CONFLICTS OF INTEREST WITH SOME OF OUR DIRECTORS; CERTAIN OF OUR DIRECTORS WILL NOT BE STANDING FOR REELECTION.

  Because our Chairman, Mr. Michael Egan, is an officer of other companies, we have to compete for his time. Mr. Egan serves as the Chairman of our board of directors and as an executive officer of other entities with primary responsibility for day-to-day strategic planning and financing arrangements. Mr. Egan is also the controlling investor of Dancing Bear Investments, Inc., an entity controlled by Mr. Egan, which is our largest stockholder. Mr. Egan has not committed to devote any specific percentage of his business time with us. Accordingly, we compete with Dancing Bear Investments, Inc. and Mr. Egan's other related entities for his time. Mr. Egan is also Chairman of ANC Rental Corporation, a spin-off of the car rental business of AutoNation, Inc.

  We have revenue agreements with entities controlled by Mr. Egan and by H. Wayne Huizenga, one of our directors. These agreements were not the result of arm's-length negotiations, but we believe that the terms of these agreements are on comparable terms as if they were entered into with unaffiliated third parties. The revenues recognized from such agreements represented less than 1%, 4% and 3% of total revenues for the years ended December 31, 2000, 1999 and 1998, respectively. Due to their relationships with their related entities, Messrs. Egan and Huizenga will have an inherent conflict of interest in making any decision related to transactions between their related entities and us. We intend to review related party transactions in the future on a case-by-case basis.

  Due to cetain time constraints, some of our Board of Directors will not be standing for reelection. The nominees for election of Directors will be included in our Proxy Statement which will be filed within 120 Days of December 31, 2000.

  WE MAY NOT BE ABLE TO KEEP PACE WITH RAPID TECHNOLOGICAL AND OTHER CHANGES.

  The markets in which we compete are characterized by:

  .  rapidly changing technology;

  .  evolving industry standards;

  . frequent new service and product announcements, introductions and enhancements;

  .  continued emerging competition;

  .  changing consumer demands; and

  .  evolving regulatory oversight.

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

  Our principal servers are located at New York Teleport facility in Staten Island, New York under a lease with Telehouse International Corporation of America. Our operations depend on the ability to protect our systems against damage from unexpected events, including fire, power loss, water damage, telecommunications failures and vandalism. Any disruption in our Internet access could have a material adverse effect on us. In addition, computer viruses, electronic break-ins or other similar disruptive problems could also materially adversely affect our web sites. Our reputation, theglobe.com brand and the brands of our subsidiaries could be materially and adversely affected by any problems to our sites. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. We do not presently have any secondary off-site systems or a formal disaster recovery plan.

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

  WE DEPEND ON THE CONTINUED GROWTH IN THE USE AND COMMERCIAL VIABILITY OF THE WEB.

  Our market is relatively new and rapidly evolving. Our business is substantially dependent upon the continued rapid growth in the use of the Internet and electronic commerce on the Internet becoming more widespread. Web usage and electronic commerce growth may be inhibited for a number of reasons, including:

  .  inadequate network infrastructure;

  . security and authentication concerns with respect to transmission over the Internet of confidential information, including credit card numbers, or other personal information;

  .  ease of access;

  .  inconsistent quality of service;

  .  availability of cost-effective, high-speed service; and

  .  bandwidth availability.

  If the Internet develops as a commercial medium more slowly than we expect, it will materially adversely affect our business. Additionally, if web usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth or its performance and reliability may decline. Web sites have experienced interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays frequently occur in the future, web usage, as well as usage of our web sites, could grow more slowly or decline. Also, the Internet's commercial viability may be significantly hampered due to:

  . delays in the development or adoption of new operating and technical standards and performance improvements required to handle increased levels of activity;

  .  increased government regulation; and

  . insufficient availability of telecommunications services which could result in slower response times and adversely affect usage of the Internet.

  WE MAY BE MATERIALLY ADVERSELY AFFECTED IF ELECTRONIC COMMERCE DOES NOT BECOME A VIABLE SOURCE OF SIGNIFICANT REVENUES OR PROFITS FOR THE COMPANY. IN ADDITION, OUR ELECTRONIC COMMERCE BUSINESS MAY RESULT IN SIGNIFICANT LIABILITY CLAIMS AGAINST US.

  In February 2000, we acquired Chips & Bits, Inc., a direct marketer of video games and related products over the Internet. However, we have limited experience in the sale of products online as compared to many of our competitors and the development of relationships with manufacturers and suppliers of these products. We also face many uncertainties which may affect our ability to generate electronic commerce revenues and profits, including:

  . our ability to obtain new customers at a reasonable cost, retain existing customers and encourage repeat purchases;

  . the likelihood that both online and retail purchasing trends may rapidly change;

  .  the level of product returns;

  .  merchandise shipping costs and delivery times;

  .  our ability to manage inventory levels;

  .  our ability to secure and maintain relationships with vendors;

  . the possibility that our vendors may sell their products through other sites; and
  . intense competition for electronic commerce revenues, resulting in downward pressure on gross margins.

  In April 2000, we elected to shut down our e-commerce operations in Seattle, Washington in order to focus our e-commerce operations on video games and related products (see Note 3 to the condensed consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations). Accordingly, we cannot assure you that electronic commerce transactions will provide a significant or sustainable source of revenues or profits. Additionally, due to the ability of consumers to easily compare prices of similar products or services on competing web sites and consumers' potential preference for competing web site's user interface, gross margins for electronic commerce transactions which are narrower than for advertising businesses may further narrow in the future and, accordingly, our revenues and profits from electronic commerce arrangements may be materially and adversely affected. If use of the Internet for electronic commerce does not continue to grow, our business and financial condition would be materially and adversely affected.

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

  The sale of Internet advertising is subject to intense competition that has resulted in a wide variety of pricing models, rate quotes and advertising services. For example, advertising rates may be based on the number of user requests for additional information made by clicking on the advertisement, known as "click throughs," on the number of times an advertisement is displayed to a user, known as "impressions," or on the number of times a user completes an action at an advertiser's web site after clicking through, known as "cost per action." Our contracts with advertisers typically guarantee the advertiser a minimum number of impressions. To the extent that minimum impression levels are not achieved for any reason, including the failure to obtain the expected traffic, our contracts with advertisers may require us to provide additional impressions after the contract term, which may adversely affect the availability of our advertising inventory. In addition, certain long-term contracts with advertisers may be canceled if response rates or sales generated from our site are less than advertisers' expectations. This could have a material adverse effect on us. Online advertisers are increasingly demanding "cost per action" advertising campaigns, which require many more page views to achieve an equal revenue, which significantly effects our revenues. If online advertisers continue to demand those "cost per action" deals, it could negatively impact our business.

     Our revenues could be materially adversely affected if we are unable to adapt to other pricing models for Internet advertising if they are adopted. It is difficult to predict which, if any, pricing models for Internet advertising will emerge as the industry standard. This makes it difficult to project our future advertising rates and revenues. Online advertising pricing has been declining. Additionally, it is possible that Internet access providers may, in the future, act to block or limit various types of advertising or direct solicitations, whether at their own behest or at the request of users. Moreover, "filter" software programs that limit or prevent advertising from being delivered to an Internet user's computer are available. Widespread adoption of this software could adversely affect the commercial viability of Internet advertising. In addition, concerns regarding the privacy of user data on the Web may reduce the amount of user data collected in the future, thus reducing our ability to provide targeted advertisements. This may, in turn, put downward pressure on cost per thousand impressions ("CPM").

     WE DEPEND ON THIRD PARTIES TO INCREASE TRAFFIC ON OUR SITES AND TO PROVIDE SOFTWARE AND PRODUCTS.

     We utilize arrangements with various web sites that provide direct links to our sites. These web sites may not attract significant numbers of users and we may not receive a significant number of additional users from these relationships. In addition, some companies with which we do business may suffer financial difficulties that could limit their ability to pay the Company monies owed. We also enter into agreements with advertisers, electronic commerce marketers or other third-party web sites that require us to exclusively feature these parties in particular areas or on particular pages of our sites. These exclusivity agreements may limit our ability to enter into other relationships. We may enter into arrangements to increase our traffic which may not be successful. Our agreements with third party sites do not require future minimum commitments to use our services or provide access to our sites and may be terminated at the convenience of the other party. Moreover, we do not have agreements with a majority of the web sites that provide links to our site. These sites may terminate their links at any time. Many companies we may pursue for strategic relationships offer competing services. As a result, these competitors may be reluctant to enter into strategic relationships with us. Our business could be materially adversely affected if we do not establish and maintain strategic relationships on commercially reasonable terms or if any of our strategic relationships do not result in increased traffic on our web sites.

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

     Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Furthermore, we cannot assure you that our business activities will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us, including claims related to providing hyperlinks to web sites operated by third parties or providing advertising on a keyword basis that links a specific search term entered by a user to the appearance of a particular advertisement. Moreover, from time to time, third parties may assert claims of alleged infringement by us or our members of their intellectual property rights. Any litigation claims or counterclaims could impair our business because they could:

     .  be time-consuming;

     .  result in costly litigation;

     .  subject us to significant liability for damages;

     .  result in invalidation of our proprietary rights;

     .  divert management's attention;

     .  cause product release delays; or

     . require us to redesign our products or require us to enter into royalty or licensing agreements that may not be available on terms acceptable to us, or at all.

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

     We have registered several Internet domain names including "theglobe.com", "globeclubs.com", "tglo.com," "azazz.com," "happypuppy.com, " "kidsdomain.com," "gamesdomain.com," "webjump.com" and "cdmag.com." The regulation of domain names in the United States and in foreign countries may change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names, any or all of which may dilute the strength of our names. We may not acquire or maintain our domain names in all of the countries in which our web sites may be accessed, or for any or all of the top-level domain names that may be introduced. The relationship between regulations governing domain names and laws protecting proprietary rights is unclear. Therefore, we may not be able to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights.

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

     WE MAY BE EXPOSED TO LIABILITY FOR INFORMATION RETRIEVED FROM OR TRANSMITTED OVER THE INTERNET OR FOR PRODUCTS SOLD OVER THE INTERNET.

     Users may access content on our web sites or the web sites of our distribution partners or other third parties through web site links or other means, and they may download content and subsequently transmit this content to others over the Internet. This could result in claims against us based on a variety of theories, including defamation, obscenity, negligence, copyright infringement, trademark infringement or the wrongful actions of third parties. Other theories may be brought based on the nature, publication and distribution of our content or based on errors or false or misleading information provided on our web sites. Claims have been brought against online services in the past and we have received inquiries from third parties regarding these matters. The claims could be material in the future. We could also be exposed to liability for third party content posted by members on their personal web pages, their email clubs or by users in our chat rooms or on our bulletin boards.

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

     WE MAY HAVE TROUBLE EXPANDING INTERNATIONALLY.

     A part of our strategy has been to expand into foreign markets. In April 1999, we acquired Attitude Network, Ltd., which operates Games Domain.com, Kids Domain.com and Console Domain.com through a wholly-owned U.K. subsidiary. We had not previously operated internationally. Additionally, we may not be completely familiar with U.K. law and its ramifications on our business. There can be no assurance that the Internet or our community model will become widely accepted for advertising, electronic commerce or our Games Network in any international markets. To expand overseas we intend to seek to acquire additional web sites and enter into relationships with foreign business partners. This strategy contains risks, including:

     . we may experience difficulty in managing international operations because of distance, as well as language and cultural differences;

     . we or our future foreign business associates may not be able to successfully market and operate our services in foreign markets;

     . because of substantial anticipated competition, it will be necessary to implement our business strategy quickly in international markets to obtain a significant share of the market; and

     . we do not have the content or services necessary to substantially expand our operations in many foreign markets.

     We will unlikely be able to significantly penetrate these markets unless we gain the relevant content, either through partnerships, other business arrangements or possibly acquisitions with content-providers in these markets. There are also risks inherent in doing business on an international level, including:

     .  unexpected changes in regulatory requirements;

     .  trade barriers;

     .  difficulties in staffing and managing foreign operations;

     . fluctuations in currency exchange rates and the introduction of the Euro;

     .  longer payment cycles in general;

     .  problems in collecting accounts receivable;

     .  difficulty in enforcing contracts;

     .  political and economic instability;

     . seasonal reductions in business activity in certain other parts of the world; and

     .  potentially adverse tax consequences.


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

     OUR STOCK PRICE IS VOLATILE.

     The trading price of our Common Stock has been volatile and may continue to be volatile in response to various factors, including: . quarterly variations in our operating results;

     .  Decreased trading volume;
     .  competitive announcements;
     .  changes in financial estimates by securities analysts;
     .  failure to meet analysts estimates;
     .  issuance of additional common stock;
     . the operating and stock price performance of other companies that investors may deem comparable to us; and
     .  news relating to trends in our markets.

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

     THE SALE OF SHARES ELIGIBLE FOR FUTURE SALE IN THE OPEN MARKET COULD DEPRESS OUR STOCK PRICE.

     Sales of significant amounts of Common Stock in the public market in the future, the perception that sales will occur or the registration of such shares could materially and adversely affect the market price of the Common Stock or our future ability to raise capital through an offering of our equity securities. We currently have approximately 22 million shares of Common Stock that are freely tradable. Approximately 8,158,450 shares of Common Stock are held by our "affiliates," within the meaning of the Securities Act of 1933, and are currently eligible for sale in the public market subject to volume limitation. On May 2, 2000, we filed a registration statement on Form S-3 to register for sale the 1,104,972 shares of Common Stock held by Infonent.com, Inc., issued in connection with our acquisition of the web hosting assets of Webjump.com. In addition, any of the shares that were not sold pursuant to this registration statement on or before August 18, 2000 are eligible for sale subject to volume limitation. There is a total of 289,972 shares that have not been sold pursuant to this registration statement. Further, since Infonent.com, Inc. is currently in bankruptcy, it may be eligible to sell all or a portion of the shares not sold in connection with this registration statement pursuant to exemptions from the securities law afforded to it under bankruptcy laws. Additionally, we may issue additional shares of our common stock, which could adversely effect our stock price.

     There are outstanding options to purchase 5,114,803 shares of Common Stock which become eligible for sale in the public market from time to time depending on vesting and the expiration of lock-up agreements. The issuance of these securities are registered under the Securities Act. In addition, there are outstanding warrants to purchase up to 4,011,534 shares of our Common Stock upon exercise. Substantially all of our stockholders holding restricted securities, including shares issuable upon the exercise of warrants to purchase our Common Stock, are entitled to registration rights under various conditions.

     ANTI-TAKEOVER PROVISIONS AFFECTING US COULD PREVENT OR DELAY A CHANGE OF CONTROL.

     Provisions of our charter, by-laws and stockholder rights plan and provisions of applicable Delaware law may:

     . have the effect of delaying, deferring or preventing a change in control of our company;

     .  discourage bids of our Common Stock at a premium over the market price;
        or

     . adversely affect the market price of, and the voting and other rights of the holders of, our Common Stock.

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

     Foreign Currency Risk. We transact business in the United Kingdom. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. The effect of foreign currency exchange rate fluctuations for 2000 was not material. We do not use derivative financial instruments to limit our foreign currency risk exposure.

Item 8. Consolidated Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                            PAGE
     Independent Auditors' Report...................................................   48

     Consolidated Balance Sheets as of December 31, 2000 and 1999...................   49

     Consolidated Statements of Operations for each of the years
       in the three year period ended December 31, 2000.............................   50

     Consolidated Statements of Stockholders' Equity and Comprehensive
      Loss for each of the years in the three year period ended December 31, 2000....  51

     Consolidated Statements of Cash Flows for each of the years
       in the three year period ended December 31, 2000.............................   53

     Notes to Consolidated Financial Statements.....................................   55

    All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
theglobe.com, inc.:

We have audited the accompanying consolidated balance sheets of theglobe.com, inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of theglobe.com, inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations since inception that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                            /s/ KPMG LLP


New York, New York
February 26, 2001
                              theglobe.com, inc.

                          CONSOLIDATED BALANCE SHEETS


                                                                                                           December 31,
                                                                                                  -----------------------------
                                                                                                        2000           1999
                                                        Assets
Current assets:
  Cash and cash equivalents.....................................................................  $  13,349,554    $ 36,585,998
  Short-term investments........................................................................      2,996,250      19,288,627
  Accounts receivable, less allowance for doubtful accounts of $2,260,324 and $1,408,092 in
   2000 and 1999, respectively..................................................................      4,316,973       4,219,716
  Prepaid and other current assets..............................................................      2,439,382       2,164,937
                                                                                                  -------------    ------------
     Total current assets.......................................................................     23,102,159      62,259,278
Property and equipment, net.....................................................................      7,975,967       9,464,291
Restricted investments..........................................................................      3,485,007       3,657,497
Goodwill and intangible assets, net.............................................................     19,967,910      63,462,251
                                                                                                  -------------    ------------
     Total assets...............................................................................  $  54,531,043    $138,843,317
                                                                                                  =============    ============

                                 Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable..............................................................................  $   2,677,679    $  2,722,017
  Accrued expense...............................................................................      2,540,289       2,439,369
  Accrued compensation..........................................................................      1,670,088       1,610,445
  Deferred revenue..............................................................................        729,027         565,919
  Current portion of long-term debt.............................................................         11,986              --
  Current installments of obligations under capital leases......................................      1,905,091       1,956,982
                                                                                                  -------------    ------------
     Total current liabilities..................................................................      9,534,160       9,294,732
Long-term debt..................................................................................        116,002              --
Obligations under capital leases, excluding current installments................................        382,335       2,200,895
Deferred rent...................................................................................        552,227         438,263

                                                                                                  -------------    ------------
     Total liabilities..........................................................................     10,584,724      11,933,890
                                                                                                  -------------    ------------

Stockholders' equity:
  Preferred stock, $0.001 par value; 3,000,000 shares authorized; no shares issued and
   outstanding at December 31, 2000 and 1999, respectively......................................             --              --
  Common stock, $0.001 par value; 100,000,000 shares authorized; 31,079,574 and 27,770,918
   shares issued at December 31, 2000 and 1999, respectively....................................         31,080          27,771
  Additional paid-in capital....................................................................    218,254,968     197,307,293
  Common stock, 699,281 common shares, held in treasury, at cost................................       (371,458)             --
  Deferred compensation.........................................................................             --        (269,307)
  Accumulated other comprehensive loss..........................................................        (55,682)       (109,462)
  Accumulated deficit...........................................................................   (173,912,589)    (70,046,868)
                                                                                                  -------------    ------------
     Total stockholders' equity.................................................................     43,946,319     126,909,427
Commitments and contingencies...................................................................  -------------    ------------
     Total liabilities and stockholders' equity.................................................  $  54,531,043    $138,843,317
                                                                                                  =============    ============

         See accompanying notes to consolidated financial statements.

                              theglobe.com, inc.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         Year Ended December 31,
                                                                             ---------------------------------------------
                                                                                  2000            1999            1998
                                                                             -------------    ------------    ------------
Revenues:
         Advertising......................................................   $  19,500,170    $ 16,398,914    $  5,509,818
         Electronic commerce and other....................................      10,361,799       2,242,046              --
                                                                             -------------    ------------    ------------
                   Total revenues.........................................      29,861,969      18,640,960       5,509,818

Cost of revenues..........................................................      19,079,693       8,547,514       2,136,151
                                                                             -------------    ------------    ------------
                   Gross profit...........................................      10,782,276      10,093,446       3,373,667
Operating expenses:
         Sales and marketing..............................................      23,917,228      19,352,022       9,401,403
         Product development..............................................      10,241,792      10,488,190       2,632,613
         General and administrative.......................................      13,173,344      12,164,650       6,828,134
         Restructuring and impairment charges.............................      41,347,738              --              --
         Non-recurring charges............................................              --              --       1,370,250
         Amortization of goodwill and intangible assets...................      27,236,506      20,459,526              --
                                                                             -------------    ------------    ------------
                   Total operating expenses...............................     115,916,608      62,464,388      20,232,400
                                                                             -------------    ------------    ------------
                   Loss from operations...................................    (105,134,332)    (52,370,942)    (16,858,733)
Other income (expense):
         Interest and dividend income.....................................       2,089,743       2,485,293       1,083,400
         Interest and other expense.......................................        (553,332)       (780,654)       (191,389)
                                                                             -------------    ------------    ------------
                   Total other income, net................................       1,536,411       1,704,639         892,011
                                                                             -------------    ------------    ------------
                   Loss before provision for income taxes
                      and extraordinary item..............................    (103,597,921)    (50,666,303)    (15,966,722)
Provision for income taxes................................................         267,800         290,337          78,918
                                                                             -------------    ------------    ------------
                   Loss before extraordinary item.........................    (103,865,721)    (50,956,640)    (16,045,640)
Extraordinary item-gain on early retirement of debt.......................              --       1,355,698              --
                                                                             -------------    ------------    ------------
                   Net loss...............................................   $(103,865,721)   $(49,600,942)   $(16,045,640)
                                                                             =============    ============    ============
Basic and diluted net loss per share:
  Loss before extraordinary item..........................................   $       (3.43)   $      (2.06)   $      (3.37)
  Extraordinary item-gain on early retirement of debt.....................   $          --    $        0.06   $         --
                                                                             -------------    ------------    ------------
  Net loss................................................................   $       (3.43)   $      (2.00)   $      (3.37)
                                                                             =============    ============    ============
Weighted average basic and diluted shares outstanding.....................      30,286,102      24,777,444       4,762,280
                                                                             =============    ============    ============

          See accompanying notes to consolidated financial statements.

                              theglobe.com, inc.

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

                                                                                         Additional
                                    Convertible preferred                                 paid-in        Treasury
                                            Stock               Common stock              capital         Stock
                                   ----------------------     --------------------     -------------     ----------
                                   Shares          Amount       Shares       Amount
Balance at December 31,
   1997..........................  2,899,991         2,900      2,308,542    2,309         21,864,360       --
Net loss.........................         --            --             --       --                 --       --

Net unrealized loss
   on securities.................         --            --             --       --                 --       --

   Comprehensive loss............

Deferred compensation............          --           --             --       --            118,125       --

Amortization of deferred
  compensation...................          --           --             --       --                 --       --

Issuance of common stock
   in connection with
   exercise of stock
   options.......................          --           --        398,166      398            254,619       --

Conversion of preferred
  stock in connection
  with the Company's
  IPO............................  (2,899,991)      (2,900)    10,947,470   10,947             (8,047)      --

Non-cash compensation............          --           --          7,000        7             31,493       --

Issuance of common stock
   in connection with
   the Initial
   Public Offering,
   net of offering
   costs.........................          --           --      6,963,334    6,964         27,273,381       --

Transfer of warrants from
   significant shareholder
   to officers...................          --           --             --       --          1,370,250       --
                                    ---------     --------     ----------   ------         ----------    -----
Balance at December 31,
   1998..........................          --           --     20,624,512   20,625         50,904,181       --

Net loss.........................          --           --             --       --                 --       --

Changes in net
unrealized  loss on
securities.......................          --           --             --       --                 --       --

Foreign currency
translation
  adjustment.....................          --           --             --       --                 --       --

Comprehensive loss...............

Deferred compensation............         --            --             --       --            251,622       --

Amortization of
 deferred
 compensation....................         --            --              --      --                 --       --

Issuance of common
   stock in
   connection with
   exercise of stock
   options.......................         --            --         175,480     175            417,286       --

Issuance of common
   stock in
   connection with
   Employee Stock
   Purchase Plan.................         --            --           7,200       7             75,042       --

Issuance of common
   stock in
   connection with
   exercise of
   warrants......................         --            --         100,000     100            145,286       --

Issuance of common
   stock and options
   in connection with
   acquisitions..................         --            --       3,363,726   3,364         80,472,172       --

Issuance of common
   stock in
   connection with
   Secondary Public
   Offering, net of
   offering costs................         --            --       3,500,000   3,500         65,009,935       --

                                                       Accumulated
                                                          Other                                 Total
                                      Deferred         comprehensive                         stockholders
                                     compensation          loss       Accumulated deficit       equity
                                     ------------        ---------    -------------------     -----------
Balance at December 31,
   1997..........................    (76,033)            (41,201)       (4,400,286)         17,352,049
Net loss.........................         --                  --       (16,045,640)        (16,045,640)

Net unrealized loss
   on securities.................        --               (8,805)               --              (8,805)
                                                                                          ------------
   Comprehensive loss............                                                          (16,054,445)
                                                                                         -------------
Deferred compensation............  (118,125)                  --                --                  --

Amortization of deferred
  compensation...................    65,907                   --                --              65,907

Issuance of common stock
   in connection with
   exercise of stock
   options.......................        --                   --                --             255,017

Conversion of preferred
  stock in connection
  with the Company's
  IPO............................        --                   --                --                  --

Non-cash compensation............        --                   --                --              31,500

Issuance of common stock
   in connection with
   the Initial
   Public Offering,
   net of offering
   costs.........................        --                   --                --          27,280,345

Transfer of warrants from
   significant shareholder
   to officers...................        --                   --               --            1,370,250
                                   --------              -------       ----------           ----------
Balance at December 31,
   1998..........................  (128,251)             (50,006)     (20,445,926)          30,300,623

Net loss.........................        --                           (49,600,942)         (49,600,942)

Changes in net
unrealized  loss on
securities.......................        --              (58,923)              --              (58,923)

Foreign currency
translation
  adjustment.....................        --                 (533)              --                 (533)
                                                                                          ------------
Comprehensive loss...............                                                          (49,660,398)
                                                                                          ------------
Deferred compensation............  (251,622)                  --               --                   --

Amortization of
 deferred
 compensation....................   110,566                   --               --              110,566

Issuance of common
   stock in
   connection with
   exercise of stock
   options.......................        --                   --               --              417,461

Issuance of common
   stock in
   connection with
   Employee Stock
   Purchase Plan.................        --                   --               --               75,049

Issuance of common
   stock in
   connection with
   exercise of
   warrants......................        --                   --               --              145,386

Issuance of common
   stock and options
   in connection with
   acquisitions..................        --                   --               --           80,475,536

Issuance of common
   stock in
   connection with
   Secondary Public
   Offering, net of
   offering costs................       --                    --               --           65,013,435

Non-cash compensation.................         --                           --           --            31,769          --
                                         --------      -----        ----------     --------     -------------  ----------

Balance at December 31,
1999..................................         --         --        27,770,918       27,771       197,307,293          --
Net loss..............................         --         --                --           --                --          --

Changes in net unrealized loss
on Securities.........................         --         --                --           --                --          --

Foreign currency
translation adjustment................         --         --                --           --                --          --

Comprehensive loss..............

Amortization of
deferred compensation.................         --         --                --           --                --          --

Issuance of common stock in
connection with exercise of
stock options.........................         --         --           663,799          664           365,556          --

Issuance of common stock in
connection with Employee Stock
Purchase Plan.........................         --         --            41,603           42            64,768          --

Issuance of common
stock and options in
connection with
acquisitions..........................         --         --         1,903,973        1,904        15,063,314          --

Common stock issued in
connection with Sportsline
distribution agreement................         --         --           699,281          699         4,999,301          --

Common stock repurchased for
treasury, 699,281
common shares.........................         --         --                --           --                --    (371,458)

Common stock options
issued in lieu of
services rendered.....................         --         --                --           --            57,024          --

Non-cash compensation.................         --         --                --           --           397,712          --
                                         --------      -----        ----------     --------     -------------  ----------
Balance at December 31,
2000..................................         --         --        31,079,574     $ 31,080     $ 218,254,968  $ (371,458)
                                         ========      =====        ==========     ========     =============  ==========

Non-cash compensation........................             --              --                --               31,769
                                                ------------       ---------     -------------         ------------

Balance at December 31,
1999.........................................       (269,307)       (109,462)      (70,046,868)         126,909,427

Net loss.....................................             --              --      (103,865,721)        (103,865,721)
Changes in net unrealized loss on
securities...................................             --         108,929                --              108,929

Foreign currency translation
adjustment...................................             --         (55,149)               --              (55,149)
                                                                                                            --------
Comprehensive loss...........................                                                          (103,811,941)

Amortization of
deferred compensation........................       (269,307)             --                --             (269,307)

Issuance of common stock in
connection with exercise of stock
options......................................             --              --                --              366,220

Issuance of common stock in
connection with Employee Stock
Purchase Plan................................             --              --                --               64,810
Issuance of common stock and
options in connection with
acquisitions.................................             --              --                --           15,065,218

Common stock issued in connection
with Sportsline distribution
agreement....................................             --              --                --            5,000,000

Common stock repurchased for
treasury, 699,281 common shares..............             --              --                --             (371,458)

Common stock options issued in
lieu of services rendered....................             --              --                --               57,024

Acceleration of stock options
in connection with severance arrangements                 --              --                --              397,712
                                                ------------       ---------     -------------         ------------
Balance at December 31,
2000.........................................             --         (55,682)    $(173,912,589)        $ 43,946,319
                                                ============       =========     =============         ============


         See accompanying notes to consolidated financial statements.

                              theglobe.com, inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Year Ended December 31,
                                                                              ---------------------------------------------
                                                                                   2000            1999            1998
                                                                              -------------   ------------   --------------
Cash flows from operating activities:
 Net loss.................................................................   $(103,865,721)   $(49,600,942)   $(16,045,640)
  Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization..........................................      31,372,656      23,004,644         715,410
   Transfer of stock warrants from significant shareholder to officers....              --              --       1,370,250
   Non-cash restructuring and impairment charges..........................      36,914,147              --              --
   Non-cash marketing expenses............................................       2,313,276              --              --
   Non-cash compensation..................................................         454,736          31,769          31,500
   Amortization of deferred compensation..................................         269,307         110,566          65,907
   Loss on disposal of equipment..........................................              --          99,179              --
   Amortization of debt discount..........................................              --         147,012              --
   Loss on sale of short-term securities..................................         108,929              --              --
   Gain on early retirement of debt.......................................              --      (1,355,698)             --
   Deferred rent..........................................................         113,964         438,263              --
  Changes in operating assets and liabilities:
   Accounts receivable, net...............................................         915,062      (1,896,755)     (1,750,666)
   Prepaid and other current assets.......................................        (705,355)     (1,356,820)       (678,831)
   Other assets...........................................................              --              --           7,657
   Accounts payable.......................................................      (2,583,741)       (502,479)      2,218,065
   Accrued expenses.......................................................        (121,952)        525,654         492,009
   Accrued compensation...................................................          19,239         919,166        (457,720)
   Deferred revenue.......................................................         132,980        (654,472)        560,326
                                                                             -------------    ------------    ------------
  Net cash used in operating activities...................................     (34,662,473)    (30,090,913)    (13,471,733)
                                                                             -------------    ------------    ------------

Cash flows from investing activities:
 Purchase of securities...................................................     (35,076,829)    (30,135,867)             --
 Proceeds from sale of securities.........................................      51,369,206      11,686,864      12,095,822
 Purchases of property and equipment......................................      (2,871,235)     (5,556,647)       (730,359)
 Payment of security deposits, net of refunds.............................         172,490      (1,898,897)     (1,734,495)
 Cash acquired from acquisitions, net of cash paid........................        (274,973)        552,159              --
                                                                             -------------    ------------    ------------
  Net cash provided by (used in) investing activities.....................      13,318,659     (25,352,388)      9,630,968
                                                                             -------------    ------------    ------------

Cash flows from financing activities:
 Payments of long-term debt...............................................          (8,145)     (1,379,738)             --
 Payments under capital lease obligations.................................      (2,003,389)     (1,492,333)       (315,316)
 Proceeds from exercise of common stock options and warrants..............         366,220         562,847         255,017
 Net proceeds from issuance of common stock...............................          64,810      65,088,484      27,280,345
 Payments for treasury stock..............................................        (371,458)             --              --
                                                                             -------------    ------------    ------------
   Net cash (used in) provided by financing activities....................      (1,951,962)     62,779,260      27,220,046
                                                                             -------------    ------------    ------------
   Net change in cash and cash equivalents................................     (23,295,776)      7,335,958      23,379,281
   Effect of exchange rate changes on cash and cash equivalents...........          59,332            (533)             --
Cash and cash equivalents at beginning of period..........................      36,585,998      29,250,572       5,871,291
                                                                             -------------    ------------    ------------
Cash and cash equivalents at end of period................................   $  13,349,554    $ 36,585,998    $ 29,250,572
                                                                             =============    ============    ============

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest................................................................   $     364,316    $    534,458    $    123,724
                                                                             =============    ============    ============

  Income taxes............................................................   $     156,313    $    209,723    $     69,890
                                                                             =============    ============    =============
Supplemental disclosure of non-cash transactions:
 Common stock and options issued in connection with business acquired        $  15,065,218    $ 80,475,536    $          -
                                                                             =============    ============    ============
 Equipment acquired under capital leases..................................   $     132,431    $  2,545,134    $  3,221,769
                                                                             =============    ============    ============

          See accompanying notes to consolidated financial statements.

                              theglobe.com, inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          December 31, 1999 and 1998

(1)   Organization and Summary of Significant Accounting Policies

     (a)  Description of the Company

     theglobe.com, inc. (the "Company" or "theglobe") was incorporated on May 1, 1995 (inception) and commenced operations on that date. theglobe.com is an online property with registered members and users in the United States and abroad. theglobe's users are able to personalize their online experience by publishing their own content and interacting with others having similar interests. The Company's revenue sources include the sale of advertising on its online properties and the development and sale of sponsorship placements within its websites. Additional revenues are generated through the sale of video games and related products through its online store, the sale of advertising in its games information magazine, the sale of its games information magazine through newsstands and subscriptions and electronic commerce revenue shares (represting the Company's share of the proceeds from its e-commerce partners' sales.)

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

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations since inception that raises substantial doubt about its ability to continue as a going concern. Management's plans to continue as a going concern relies heavily on raising additional financing, increasing advertising revenues from its online and offline properties, as well as, reducing the Company's operating expenses. Management is currently exploring a number of strategic alternatives and is also continuing to identify and implement internal actions to improve the Company's liquidity. These alternatives may include selling assets or internet properties which could result in significant changes in the Company's business plan. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     (b)  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries from their respective dates of acquisition (see Note 4). All significant intercompany balances and transactions have been eliminated in consolidation.

     (c)  Cash and Cash Equivalents

     The Company considers all highly liquid securities with maturities of three months or less to be cash equivalents. Cash equivalents were $11.4 million and $30.2 million at December 31, 2000 and 1999, respectively, and consisted of government securities.

     (d)  Short-term Investments

     The Company accounts for its short-term investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 establishes the accounting and reporting requirements for all debt securities and for investments in equity securities that have a readily determinable fair market value. All short-term marketable securities must be classified as one of the following: held-to-maturity, available-for-sale or trading securities. The Company's short-term investments consist of both held-to-maturity and available-for-sale securities. The Company's held-to-maturity securities are carried at amortized cost in the consolidated balance sheet. The amortization of the discount or premium that arises at acquisition is included in other income. The Company's available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. Unrealized gains and losses are computed on the basis of the specific identification method. Realized gains and losses and declines in value judged to be other-than-temporary, are included in other income (expense). The cost of available-for-sale securities sold are based on the specific-identification method and interest earned is included in other income (expense).

     For the year ended, December 31, 2000, 1999 and 1998, realized gains or losses upon the sale of securities were not material. At December 31, 2000 and 1999, the fair value of the Company's available-for-sale securities approximated cost and unrealized gains and losses were not material. The Company's short-term investments were comprised of the following at December 31, 2000 and 1999:

                                                              December 31,
                                                     ---------------------------
                                                        2000              1999
                                                     ----------         --------
                                                             (in thousands)
Available-for-sale securities.....................   $     --           $ 2,889
Held-to-maturity securities.......................      2,996            16,400
                                                       ------           -------
    Short-term investments........................   $  2,996           $19,289
                                                       ======           =======

     (e)  Property and Equipment

     Property and equipment is stated at cost, net of accumulated depreciation and amortization. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the related assets, generally three to five years for equipment, three years for software and five to seven years for furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Equipment under capital leases is stated at the present value of minimum lease payments and is amortized using the straight-line method over the estimated useful lives of the assets.

     (f)  Restricted Investments and Letter of Credit

     At December 31, 2000 and 1999, restricted investments included security deposits held in Certificates of Deposit and other interest bearing accounts as collateral for certain capital lease equipment and office space leases. The Company is contingently liable under a standby letter of credit of $1.4 million at December 31, 2000. The letter of credit relates to the Company's office-space lease which is fully secured by a restricted certificate of deposit held by the Company. Management does not expect any material losses to result from these off-balance-sheet instruments

     (g)  Goodwill and Intangible Assets

     Goodwill and intangible assets primarily relate to the Company's acquisitions accounted for under the purchase method of accounting, or purchase of intangible assets. Under the purchase method of accounting, the excess of the purchase price over the identifiable net tangible assets of the acquired entity is recorded as identified intangible assets and goodwill. Goodwill and intangible assets are stated at cost, net of accumulated amortization, and are being amortized using the straight-line method over the expected period of benefit ranging from 2 to 3 years (3 years for goodwill). As of December 31, 2000 and 1999, accumulated amortization was $36.5 million and $20.5 million, respectively.

     (h)  Impairment of Long-Lived Assets

     Long-lived assets, including fixed assets, goodwill and other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company estimates the undiscounted future cash flows to result from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. Fair value would generally be determined by market value. Assets to be disposed of are the lower of the carrying value or fair value less costs to sell. In 2000, the Company wrote off $32.4 million in goodwill and intangible assets (see note
3).

     (i)  Fair Value of Financial Instruments

     The carrying amount of certain of the Company's financial instruments, including cash, cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and deferred revenue, approximate their fair value at December 31, 2000 and 1999 because of their short maturities. The carrying amount of the Company's capital lease obligations approximate their fair value based upon the implicit interest rate of the leases.

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

     (k)  Revenue Recognition

     Advertising

     The Company's revenues are derived principally from the sale of online and print advertisements under short-term contracts. To date, the duration of the Company's advertising commitments has generally averaged from one to three months. Online advertising revenues are recognized ratably in the period in which the advertisement is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Company obligations typically include the guarantee of a minimum number of "impressions", defined as the number of times that an advertisement appears in pages viewed by the users of the Company's online properties, for a fixed fee. Payments received from advertisers prior to displaying their advertisements on its sites are recorded as deferred revenues and are recognized as revenue ratably when the advertisement is displayed. To the extent minimum guaranteed impressions levels are not met, we defer recognition of the corresponding revenues until guaranteed levels are achieved. The Company's online advertising revenue includes the development and sales of sponsorship placements within its web sites. Development fees related to the sale of sponsorship placements on the Company's web sites are deferred and recognized ratably as revenue over the term of the contract. The Company also derives revenue through the sale of advertisements in its games information magazine, which was acquired in February 2000. Advertising revenues for the games information magazine are recognized at the on-sale date. Advertising revenue accounted for 65%, 88% and 100% of total revenues for the years ended December 31, 2000, 1999 and 1998, respectively.

     The Company trades advertisements on its web properties in exchange for advertisements on the Internet sites of other companies. Barter advertising revenues and expenses are recorded at the fair market value of services provided or received, whichever is more readily determinable in the circumstances. Revenue from barter transactions is recognized as income when advertisements are delivered on the Company's web properties. Barter expense is recognized when the Company's advertisements are run on other companies' web sites, which typically occurs in the same period in which barter revenue is recognized. Barter revenues and expenses represented 4%, 5% and 2% of total revenues for the years ended December 31, 2000, 1999, and 1998, respectively.

     Electronic Commerce and Other

     The Company derives other revenues from the sale of video games and related products through its online store, the sale of its games information magazine through newsstands and subscriptions and electronic commerce revenue shares. Sales from the online store are recognized as revenue when the product is shipped to the customer. Freight out costs are included in net sales and have not been significant to date. The Company provides an allowance for returns for merchandise sold through its online store. The allowance provided to date has not been significant. Newsstand sales of the games information magazine are recognized at the on-sale date, net of provisions for estimated returns. Subscriptions are recorded as deferred revenue when initially received and recognized as income pro ratably over the subscription term. Revenues from the Company's share of the proceeds from its e-commerce partners' sales are recognized upon notification from its partners of sales attributable to the Company's sites. Sales through the online store accounted for 24%, 12% and 0% respectively, of total revenues for the years ended December 31, 2000, 1999 and 1998. Other revenues also included sales of the Company's games information magazine through newsstands and subscriptions which accounted for 11% of total revenues for the year ended December 31, 2000. The Company acquired its games information magazine in February 2000. To date, revenues from the Company's electronic commerce revenue share agreements have been immaterial.

     (l)  Advertising Costs

     Advertising costs are expensed as incurred and are included in sales and marketing expense. Advertising costs were $7.9 million, $8.7 million and $7.3 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     (m)  Product Development

     Product development expenses include professional fees, staff costs and related expenses associated with the development, testing and upgrades to the Company's website as well as expenses related to its editorial content and community management and support. Product development costs and enhancements to existing products are charged to operations as incurred. During 1998, the Company adopted the American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. Its also provides guidance on the capitalization of costs incurred during the application development stage for computer software developed or obtained for internal use. As of December 31, 2000, the Company capitalized approximately $1.3 million in connection with the Company's back office systems.

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

     Diluted net loss per common share for the years ended December 31, 2000, 1999 and 1998 does not include the effects of options to purchase 5,114,803, 4,301,887 and 2,830,242 shares of Common Stock, respectively; warrants to purchase 4,011,534, 4,011,534 and 4,046,018 shares of Common Stock, respectively.

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

     (q)  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions relate to estimates of collectibility of accounts receivable, the realization of goodwill and other intangible assets, accruals and other factors. Actual results could differ from those estimates.

     (r)  Concentration of Credit Risk

     Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, trade accounts receivable and restricted investments. The Company invests its cash and cash equivalents and short-term investments among a diverse group of issuers and instruments. The Company performs periodic evaluations of these investments and the relative credit standings of the institutions with which it invests. At certain times, the Company's cash balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits.

     The Company's customers are primarily concentrated in the United States. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. Concentration of credit risk is limited due to the Company's large number of customers, however, the Company's online advertising client base has been concentrated among dedicated internet companies and technology related service providers. For the year ended December 31, 2000, there were no customers that accounted for over 10% of revenues generated by the Company, or of accounts receivable at December 31, 2000.

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

     (t)  Recent Accounting Pronouncements

     In June 1998, Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued and, as amended by SFAS 137, will be adopted by us on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The adoption of this statement will not impact the Company's historical financial statements as derivative instruments are not currently used.

   FASB Interpretation No 44, Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44") provides guidance for applying APB Opinion No
25. "Accounting for Stock Issued to Employees. With certain exceptions, FIN No. 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. The Company applied FIN No. 44 to account for its cancellation and reissuance of options and there has been no impact on its results of operations for the year ended December 31, 2000. The Company cannot estimate the impact of FIN No. 44 on its future results of operations as the charge is dependent on the future market price of the Company's common stock, which cannot be predicted with any degree of certainty. Depending upon movements in the market value of the Company's common stock, this accounting treatment may result in significant non-cash compensation charges in future periods.

     In March 2000, the EITF reached a consensus on Issue 00-2, "Accounting for Web Site Development Costs," which provided guidance on when to capitalize versus expense costs incurred to develop a web site. The consensus is effective for web site development costs in quarters beginning after June 30, 2000. The Company has applied the guidance as described by Issue 00-2 for the year ended December 31, 2000, and noted that there was no material impact on its results of operations.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, 'Revenue Recognition in Financial Statements" ("SAB No. 101") which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company was be required to adopt the accounting provisions of SAB No. 101, in the fourth quarter of 2000. The Company's revenue recognition policies are consistent with SAB 101; accordingly, its implementation did not have a significant effect on its results of operations.

     (u)  Reclassifications

     Certain reclassifications have been made to prior year's consolidated financial statements to conform to the current year's presentation.

(2)  Stock Option Repricing

   On May 31, 2000, the Company offered to substantially all of its employees, excluding executive officers and the Board of Directors, the right to cancel certain outstanding stock options and receive new options with an exercise price equal to the then current fair market value of the stock. Options to purchase a total of approximately 1.1 million shares, approximately 20% of outstanding options, were canceled and approximately 856,000 new options were granted at an exercise price of $1.594 per share, which was based on the closing price of the Company's common stock on May 31, 2000. The new options vest at the same rate that they would have vested under previous option plans. As described above in note 1(n), the Company is accounting for these repriced stock options using variable accounting in accordance with FIN No. 44. In addition, as a result of options which were granted within six months of the cancellations, an additional 244,000 options also require variable accounting in accordance with FIN No. 44. For the year ended December 31, 2000, there has been no compensation charge relating to the repricing. Depending upon movements in the market value of the Company's common stock, this accounting treatment may result in significant non cash compensation charges in future periods.

(3) Restructuring and Impairment Charges

     For the year ended December 31, 2000, the Company recorded restructuring and impairment charges of $41.3 million.

     In the second quarter of 2000, we recorded a $15.6 million restructuring charge as a result of a strategic decision made by management to shut down our electronic commerce operations in Seattle, Washington in order to realign our electronic commerce operations to focus on the direct sale of video games and related products as well as revenue share relationships with third parties who are interested in reaching our targeted audiences. The $15.6 million charge was primarily related to a $12.8 million write-off of the remaining goodwill and intangibles associated with our 1999 acquisition of Factorymall.com, costs associated with the closing of the operations Seattle of $0.5 million, write-offs related to the disposal of inventory, equipment and other assets of $1.7 million as well as $0.6 million of employee severance and related benefits incurred primarily related to the termination of 30 employees.

     In the fourth quarter of 2000, we incurred an additional $25.7 million in restructuring and impairment charges as follows:

 .  The Company recorded a restructuring charge of $1.8 million, including
   $398,000 of non-cash compensation, as a result of strategic decisions made by management to increase operational effectiveness, improve margins and further reduce expenses. The restructuring charge primarily related to a workplace reduction of 26 employees.

 . In addition, we recorded an impairment charge of $4.3 million in connection with the termination of a distribution agreement with Sportsline in November 2000 (see Note 7).

 . The Company also recorded impairment charges of $19.6 million as a result of management's ongoing business review and impairment analysis performed under its existing policy regarding impairment of long-lived assets.

     Where impairment indicators were identified, management determined the amount of the impairment charge by comparing the carrying values of goodwill and other long-lived assets to their fair values. These evaluations of impairment are based on achievement of business plan objectives and milestones of each web based property, the fair value of each ownership interest relative to its carrying value, the financial condition and prospects of the web based property, and other relevant factors. The business plan objectives and milestones that are considered include, among others, those related to financial performance, such as achievement of planned financial results and completion of capital raising activities, if any, and those that are not primarily financial in nature, such as the launching or enhancements of a web site, the hiring of key employees, the number of people who have registered to be part of the associated properties' web community, and the number of visitors to the associated properties' web site per month. Management determines fair value based on a market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to the company. The market price multiples are selected and applied to the company based on the relative performance, future prospects and risk profile of the company in comparison to the guideline companies. As a result, during management's quarterly review of the value and periods of amortization of both goodwill and other long-lived assets, it was determined that the carrying value of goodwill and certain other intangible assets were not fully recoverable.

     In 1999, the Company completed acquisitions of Attitude Network, Ltd. And the web hosting assets of Webjump.com that were financed principally with shares of our common stock, and were valued based on the price of the Company's common stock at that time (see Note 4). The revaluation was triggered by the continued decline in Internet advertising throughout 2000, which significantly impacted current projected advertising revenue generated from these web based properties. In addition, each of these web based properties have experienced declines in operating and financial metrics over the past several quarters, primarily due to the continued weak overall demand of on-line advertising and marketing services, in comparison to the metrics forecasted at the time of their respective acquisitions. The impairment analysis considered that these web based properties were acquired during 1999 and that the intangible assets recorded at the time of acquisition was being amortized over useful lives of 2 - 3 years (3 years for goodwill). As a result, it was determined that the fair value of Attitude's and Webjump's goodwill and other intangible assets were less than the recorded amount, therefore, an impairment charge of $13.6 million and $6.0 million, respectively, were recorded. The methodology used to test for and measure the amount of the impairment charge was based on the same methodology the Company used during its initial acquisition valuation of Attitude and Webjump in 1999. The impairment factors evaluated by management may change in subsequent periods, given that the Company's business operates in a highly volatile business environment. This could result in material impairment charge in the future.

     After giving effect to the aforementioned impairment charges of $13.6 million and $6.0 million, the remaining amount of goodwill and other intangibles, net, is $6.0 million and $2.3 million for Attitude Network and Webjump, respectively, as of December 31, 2000.

     As of December 31, 2000, the amount remaining in the Factorymall.com restructuring accrual is $0.5 million, primarily related to severance and lease obligations, which will be paid out periodically through August 2002 and the amount remaining in the fourth quarter of 2000 restructuring accrual of $1.0 million for severance obligations will be paid out by April 2001. The total restructuring accrual of $1.5 million is included within accrued expenses.

(4)  Acquisitions

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

     The consideration paid by theglobe in connection with the merger consisted of approximately 614,104 newly issued shares of Common Stock, valued at $17.5 million. In addition, options to purchase shares of factorymall's common stock, without par value, were exchanged for options to purchase approximately 82,034 shares of theglobe's Common Stock, valued at $1.7 million. Warrants to purchase shares of factorymall common stock were exchanged for warrants to purchase approximately 18,810 shares of theglobe's Common Stock, valued at $0.4 million. theglobe also assumed certain bonus obligations of factorymall triggered in connection with the merger that resulted in the issuance by theglobe of approximately 73,728 shares of Common Stock, valued at $2.0 million, and payment by theglobe of approximately $0.5 million in cash, which has been included as part of the total purchase price consideration. The Company also incurred expenses of approximately $0.7 million related to the merger.

     The total purchase price for this transaction was approximately $22.8 million. Of this amount, approximately $0.1 million of the purchase price was allocated to net tangible assets. The historical carrying amounts of such net tangible assets approximated their fair values. The purchase price in excess of the fair value of the net tangible assets assumed, in the amount of $22.7 million was allocated to goodwill and certain identifiable intangible assets and is being amortized using the straight-line method over its estimated useful life of 2 to 3 years

(3 years for goodwill), the expected period of benefit. Factorymall's results of operations are included in the consolidated statement of operations from February 1, 1999. In April 2000, the Company decided to close Factorymall's operations and recorded an impairment and restucturing charge (see note 3).

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

     The consideration paid by theglobe in connection with the merger consisted of 1,570,922 newly issued shares of Common Stock, valued at $43.1 million. In addition, options to purchase shares of Attitude's common stock were exchanged for options to purchase approximately 84,760 shares of Common Stock, valued at $1.9 million. Warrants to purchase shares of Attitude common stock were exchanged for warrants to purchase approximately 46,706 shares of theglobe Common Stock, valued at $1.0 million. The Company also incurred expenses of approximately $0.8 million related to the merger.

     The total purchase price for this transaction was approximately $46.8 million. Of this amount, approximately $0.2 million of the purchase price was allocated to net tangible liabilities. The historical carrying amounts of such net tangible liabilities approximated their fair values. The purchase price in excess of the fair value of the net tangible liabilities assumed in the amount of $47.0 million was allocated to goodwill and certain identifiable intangible assets and is being amortized using the straight-line method over a its estimated useful life of 3 years, the expected period of benefit. Attitude's results of operations are included in the consolidated statement of operations from April 9, 1999. See note 3 for additional information regarding impariement charge.

     (c)  Chips & Bits and Strategy Plus

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

  The consideration paid by the Company consisted of 1,903,977 shares of the Company's Common Stock, valued at $14.9 million. The Company also incurred acquisition costs of approximately $0.6 million. An additional payment of $1.3 million in newly issued shares of Common Stock is contingent upon the attainment of certain performance targets by Chips & Bits and Strategy Plus.

  This transaction was accounted for under the purchase method of accounting. The aggregate purchase price of these transactions was $15.5 million. The Company has allocated $1.1 million to the net tangible assets of Chips & Bits and $1.6 million to the net tangible liabilities of Strategy Plus. The historical carrying amounts of the net tangible assets acquired and liabilities assumed by the Company approximated their fair market value on the date of acquisition. The purchase price in excess of the fair market value of the net tangible assets acquired and liabilities assumed by the Company amounted to $16.0 million and has been preliminarily allocated to goodwill. The goodwill amount is being amortized under the straight-line method over an estimated useful life of 3 years, the expected period of benefit. Chips & Bits & Strategy Plus's results of operations are included in the consolidated statement of operations from February 24, 2000.

  The following unaudited pro forma consolidated financial information gives effect to the above described acquisitions, as if they had occurred at the beginning of the respective periods by consolidating the results of operations of the Company, factorymall.com (which was subsequently closed in April 2000 - see note 3), Attitude Network, Ltd., Chips & Bits and Strategy Plus for the years ended December 31, 2000 and 1999.


                                                                       December 31,      December 31,
                                                                          2000               1999
                                                                      -------------      -----------
                                                                           (in thousands, except
                                                                              per share data)
Revenues.........................................................     $  31,560            $ 31,376
Net loss.........................................................      (105,187)            (62,406)
Net loss per share-basic and diluted.............................     $   (3.44)           $  (2.30)
Weighted average basic and diluted shares outstanding(1).........        30,568              27,165

(1) The weighted average common shares used to compute pro forma basic net loss per share includes the actual weighted average common shares outstanding for the historical years ended December 31, 2000 and 1999, plus the common shares issued in connection with each of the acquisitions as if each acquisition occurred on January 1, 1999.

      (d)  Web Hosting Assets of Webjump.com

     On November 30, 1999, Jump Acquisition LLC ("Jump LLC"), a Delaware limited liability company and a wholly owned subsidiary of theglobe, acquired all of the assets of Webjump.com ("Webjump"), a web hosting property. The purchase of the Webjump assets was effected pursuant to an Agreement of Purchase and Sale, dated November 30, 1999, by and among theglobe, Jump LLC, Infonent.com and certain stockholders of Infonent.com. The assets acquired in connection with this transaction consisted of data, intellectual property and other physical property used in connection with the operation of Webjump's web hosting property.

     The Company issued 1,104,972 shares of newly issued Common Stock, valued at $12.9 million, in connection with this transaction. An additional $12.5 million, payable in newly issued shares of Common Stock, was contingent based upon the attainment by the Webjump property of certain performance targets on or prior to November 30, 2000. Management determined that such targets were not achieved as of the measurement date, however, on February 14, 2001 the former shareholder group filed a lawsuit against us claiming that they are entitled to $9.5 million related to the above mentioned targets. See Note 13(d) for additional information.

     In addition to the issuance of Common Stock, the Company incurred acquisition costs of $0.1 million. The aggregate purchase price of $13.0 million has been accounted for as purchased intangible assets and will be amortized using the straight-line method over an estimated useful life of 3 years, the expected period of benefit. See note 3 for additional information regarding impairment charge.

(5)  Property and Equipment

     Property and equipment consist of the following:

                                                                                     December 31,       December 31,
                                                                                        2000               1999
                                                                                     ------------       ------------
                                                                                             (in thousands)
Computer equipment and software, including assets under capital leases of
 $5,666 and $5,830, respectively...........................................            $11,948            $ 9,613
Furniture and fixtures, including assets under capital leases of $42 and
 $42, respectively.........................................................              1,632              1,159
Leasehold improvements.....................................................              2,112              2,025
                                                                                       -------            -------
                                                                                        15,692             12,797

Less accumulated depreciation and amortization, including amounts related
 to assets under capital leases of $3,672  and $1,828 respectively.........              7,716              3,333
                                                                                       -------            -------
  Total....................................................................            $ 7,976            $ 9,464
                                                                                       =======            =======

(6)     Income Taxes

     Income taxes for the year ended December 31, 2000 and 1999 are based solely on state and local taxes on business and investment capital.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below.

                                                                                        2000                1999
                                                                                      --------            --------
                                                                                             (in thousands)
Deferred tax assets:
  Net operating loss carryforwards.........................................           $ 49,473            $ 32,344
  Allowance for doubtful accounts..........................................                728                 603
  Depreciation.............................................................               (447)                151
  Issuance of warrants.....................................................                630                 630
  Deferred compensation....................................................                580                 193
  Start-up costs...........................................................                105                 210
  Deferred revenue.........................................................                 19                  75
                                                                                      --------            --------
     Total gross deferred tax assets.......................................             51,088              34,206
Less valuation allowance...................................................            (50,632)            (31,893)
                                                                                      --------            --------
     Total net deferred tax assets.........................................               (456)              2,313
Deferred tax liabilities:
  Intangible assets other than goodwill....................................               (456)             (2,313)
                                                                                      --------            --------
     Total gross deferred tax liabilities..................................                 --              (2,313)
                                                                                      --------            --------
                                                                                      $     --            $     --
                                                                                      ========            ========

     Because of the Company's lack of earnings history, the deferred tax assets have been fully offset by a 100% valuation allowance. The valuation allowance for deferred tax assets was $50.6 million and $31.9 million as of December 31, 2000 and 1999, respectively. The net change in the total valuation allowance was $18.7 million and $17.6 million for the years ended December 31, 2000 and 1999, respectively.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Of the total valuation allowance of $50.6 million, subsequently recognized tax benefits, if any, in the amount of $5.8 million will be applied directly to contributed capital.

     At December 31, 2000, the Company had net operating loss carryforwards available for US and foreign tax purposes of $105.2 million and $2.8 million respectively. These carryforwards expire through 2020.

     Under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), the utilization of net operating loss carryforwards may be limited under the change in stock ownership rules of the Code. As a result of ownership changes which occurred in August 1997 and May 1999, the Company's operating tax loss carryforwards and tax credit carryforwards are subject to these limitations.

(7)  Sportsline.com, Inc. Distribution Agreement

In February 2000, the Company entered into a strategic two-year partnership with Sportsline.com, Inc. ("Sportsline"), whereby the Company became the exclusively developer and operator of community solutions on the Sportsline web site ("Sportsline Agreement"). In accordance with the Sportsline Agreement, Sportsline received $5.0 million, paid in the Company's Common Stock and the Company received the exclusive right to sell advertising, sponsorships and non-sports related e-commerce within the Sportsline community area. The total shares of Common Stock issued in connection with the Sportsline Agreement were 699,281 valued at $7.15 per share. The Company recorded the initial $5.0 million payment in connection with this firmly committed executory contract in Other Assets and began amortizing the amount under the straight-line method over the two year contractual term of the Sportsline Agreement which commenced upon Sportsline's launch of the Company's community solutions on its web site in April 2000.

  In connection with the $5 million payment, the Company guaranteed that if Sportsline elected to sell any of its 699,281 shares during defined selling periods and Sportsline's net proceeds from the sale of these shares was less than the original issue price of $7.15 per share, the Company would be required to pay Sportsline the difference, however, the total guarantee was limited to $2,450,000 payable in cash and/or the Company's Common Stock at the Company's option. The Company was required to provide $1.5 million a security deposit for its obligation to pay the guarantee.

As of June 30, 2000, the Company recorded an additional $2.45 million in Other Assets and Additional Paid-in-Capital in connection with this guarantee payment based upon the fair market value of the Company's Common Stock at June 30, 2000. This amount was being amortized over the remaining contractual terms of the agreement and was being adjusted accordingly at each interim balance sheet date for fluctuations in the fair market value of the Company's Common Stock.

On November 1, 2000, theglobe and Sportsline terminated this agreement, whereby theglobe agreed to settle its guarantee payment by releasing the $1.5 million security deposit held in escrow. As a result of the termination, the Company recorded an impairment charge in the fourth quarter of 2000 of $4,311,724, representing the write-off of the remaining unamortized initial and guarantee payments of $5,261,724 in the aggregate, the relinquishment of the security deposit of $1,500,000 offset by the $2,450,000 guarantee liability originally recorded as Additional Paid-In Capital, as the Company originally intended to satisfy any potential guarantee payments under this agreement through the issuance of Common Stock (see note 3). The total amount of amortizatin costs recorded during 2000 in connection with the Sportsline Agreement, excluding the $4,311,724 impairment charge was $2,188,276. These costs are included within sales and marketing. In addition, the Company also agreed to purchase the 699,281 shares of common stock held by Sportsline for $371,458 based upon the closing trading price on that date, or $0.531 per share. This transaction was accounted for as treasury stock within stockholders' equity.

(8)  Stockholders' Equity

     Authorized Shares

     In July 1998, the Company amended and restated its certificate of incorporation. As a result, the total number of shares which the Company is authorized to issue is 103,000,000 shares: 100,000,000 of these shares are Common Stock, each having a par value of $0.001; and 3,000,000 shares are Preferred Stock, each having a par value of $0.001.

     Common Stock

     On November 14, 1998, the Company completed its initial public offering and concurrent offering (`the offerings") directly to certain investors in which it sold 6,963,334 shares of Common Stock, including 763,334 shares in connection with the exercise of the underwriters' over-allotment option, at $4.50 per share. Upon the closing of the offerings, all of the Company's preferred stock, par value $0.001 per share (the "Preferred Stock") automatically converted into an aggregate of 10,947,470 shares of Common Stock. Net proceeds from the offerings, after underwriting and placement agent fees of $2.0 million and offering costs of $2.0 million, were $27.3 million.

     In May 1999, the Company completed a secondary public offering of 3,500,000 shares of its Common Stock at an offering price of $20.00 per share. Net proceeds to the Company amounted to $65.0 million, after underwriting discounts and offering costs of $3.5 million and $1.5 million, respectively.

     In 1999, the Company issued shares of Common Stock in connection with the acquisitions of factorymall, Attitude and the web hosting assets of Webjump. The shares issued in connection with these transactions amounted to 687,832, 1,570,922 and 1,104,972, respectively.

     In 2000, the Company issued 1,903,973 shares of Common Stock in connection with the acquisitions of Chips & Bits and Strategy Plus.

     Certain holders of Common Stock are subject to substantial restrictions on the transfer or sale of shares and also have certain `piggyback' and demand registration rights which, with certain exceptions, require the Company to make all reasonable efforts to include within any of the Company's registration statements to sell such securities any shares that have been requested to be so included.

     Stock Dividend

     On May 14, 1999, the Company effected a 2-for-1 stock dividend to all shareholders of record as of May 3, 1999. All share and per share information in the accompanying consolidated financial statements has been retroactively restated to reflect the effect of the stock dividend.

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

     Upon consummation of the Company's initial public offering in November 1998, all of the Company's outstanding Preferred Stock was converted into 10,947,470 shares of Common Stock.

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

(9)     Stock Option Plan

     During 1995, the Company established the 1995 Stock Option Plan, which was amended (the "Amended Plan") by the Board of Directors in December 1996 and August 1997. Under the Amended Plan, the Board of Directors may issue incentive stock options or nonqualified stock options to purchase up to 1,582,000 common shares, as amended. Incentive stock options must be granted at the fair market value of the Company's Common Stock at the date the option is issued.

     In accordance with the provisions of the Company's stock option plans, nonqualified stock options may be granted to officers, directors, other employees, consultants and advisors of the Company. The option price for nonqualified stock options shall be at least 85% of the fair market value of the Company's Common Stock. In general, options granted under the Company's stock option plans expire after a ten-year period and in certain circumstances options, under the 1995 and 1998 plans, are subject to the acceleration of vesting. Incentive options granted to stockholders who own greater than 10% of the total combined voting power of all classes of stock of the Company must be issued at 110% of the fair market value of the stock on the date the options are granted. A committee selected by the Company's Board of Directors has the authority to approve optionees and the terms of the stock options granted, including the option price and the vesting terms.

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

     In January 2000, the Board adopted the 2000 Broad Based Employee Stock Option Plan (the "Broad Based Plan"). Under the Broad Based Plan, 850,000 shares of Common Stock were reserved for issuance. The intention of the Broad Based Plan is that at least 50% of the options granted will be to individuals who are not managers or officers of theglobe. In April 2000, the Company's 2000 Stock Option Plan (the "2000 Plan") was adopted by the Board of Directors and approved by the stockholders of the Company. The 2000 Plan authorized the issuance of 500,000 shares of Common Stock, subject to adjustment as provided in the 2000 Plan. The Broad Based Plan and the 2000 Plan provide for the grant of "incentive stock options" intended to qualify under Section 422 of the Code and stock options which do not so qualify. The granting of incentive stock options is subject to limitation as set forth in the Broad Based Plan and the 2000 Plan. Directors, officers, employees and consultants of the Company and its subsidiaries are eligible to receive grants under the Broad Based Plan and the 2000 Plan. A committee selected by the Company's Board of Directors has the authority to approve optionees and the terms of the stock options granted, including the option price and the vesting terms. Options granted under the Broad Based Plan and the 2000 Plan expire after a ten year period.

     In July 2000, the Company granted options to purchase 1,250,000 shares of Common Stock to Charles Peck in connection with his becoming the Company's new Chief Executive Officer. These options have an exercise price of $1.94 per share and have various vesting terms ranging from immediate to ten years. Certain options have acceleration provisions in which the options vest if the Company's common stock reaches certain price thresholds. These options were granted pursuant to individual nonqualified stock option agreements between Mr. Peck and the Company and not pursuant to any of the plans described above.

     During 2000, the Company recorded approximately $398,000 of non-cash compensation expense in connection with the acceleratin of vesting of options to purchase 210,000 shares of common stock pursuant to a severance agreement with a former executive officer of the Company. The charge represents the difference between the original exercise price of the option grants and the fair value of the Company's common stock on the date of termination. This non-cash compensation charge was included as part of serverance costs in connection with the fourth quarter of 2000 restructuring charges.

     The Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, compensation cost of $62,570, $66,000 and $66,000 has been recognized for stock options granted to employees below fair market value in 2000, 1999 and 1998, respectively, in the accompanying consolidated financial statements. Compensation cost recognized in connection with stock options granted in lieu of services rendered to non-employees was $263,761 and $55,000 for the years ended December 31, 2000 and 1999, respectively. There were no stock options granted to non-employees, other than directors, during 1998.

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

                                                                   2000          1999            1998
                                                                   ----          ----            ----
                                                                 (in thousands, except per share data)
Net loss--as reported.....................................       $103,866       $49,601         $16,046
                                                                 ========       =======         =======
Net loss--pro forma.......................................       $107,876       $61,071         $21,290
                                                                 ========       =======         =======

Basic net loss per common share--as reported..............       $  (3.43)      $ (2.00)        $ (3.37)
                                                                 ========       =======         =======
Basic net loss per common share--pro forma................       $  (3.56)      $ (2.46)        $ (4.47)
                                                                 ========       =======         =======

     The per share weighted-average fair value of stock options granted during 2000, 1999 and 1998 was $1.64, $13.85 and $4.02, respectively, on the date of grant using the option-pricing method with the following weighted-average assumptions: 2000--risk-free interest rate 6.22%, and an expected life of four years, and a volatility of 130%; 1999--risk-free interest rate 5.14%, and an expected life of four years, and a volatility of 111%; 1998--risk-free interest rate 5.00%, and an expected life of four years, and a volatility of 150%.

     Stock option activity during the periods indicated is as follows:

                                                                                      Options        Weighted Average
                                                                                      Granted         Exercise Price
                                                                                    ----------       ----------------
Outstanding at December 31, 1997...........................................          1,443,958            $ 0.22
Granted....................................................................          1,835,100            $ 4.51
Exercised..................................................................           (405,166)           $ 0.63
Canceled...................................................................            (43,650)           $ 0.39
                                                                                    ----------
Outstanding at December 31, 1998...........................................          2,830,242            $ 2.93
Granted....................................................................          1,823,300            $16.32
Assumed in connection with acquisitions....................................            522,885            $24.80
Exercised..................................................................           (175,480)           $ 2.38
Canceled...................................................................           (699,060)           $22.83
                                                                                    ----------
Outstanding at December 31, 1999...........................................          4,301,887            $ 8.06
Granted....................................................................          4,143,182            $ 2.21
Exercised..................................................................           (663,799)           $ 0.53
Canceled...................................................................         (2,666,467)           $ 9.42
                                                                                    ----------            ------
Outstanding at December 31, 2000...........................................          5,114,803            $ 3.59
                                                                                    ==========            ======
Vested at December 31, 1999................................................          2,335,447
                                                                                    ==========
Vested at December 31, 2000................................................          2,352,574
                                                                                    ==========
Options available at December 31, 2000.....................................          1,341,658
                                                                                    ==========

     The following table summarizes information about stock options outstanding at December 31, 2000

                                         Options Outstanding                                Options Exercisable
                      -------------------------------------------------------------   ----------------------------------------
                                          Weighted Average
                                        Remaining Contractual
    Range of              Number              Life                Weighted Average                           Weighted Average
 Exercise Price        Outstanding           (years)               Exercise Price      Number Outstanding     Exercise Price
----------------      -------------    -----------------------   ------------------   --------------------  ------------------
  $  .01 - $  .01          25,000              4.8                     $ 0.01                 25,000                 $ 0.01
  $  .05 - $  .05          39,520              5.0                     $ 0.05                 39,584                 $ 0.05
  $  .20 - $  .20          28,000              5.3                     $ 0.20                 28,000                 $ 0.20
  $  .35 - $  .47         241,452              2.3                     $ 0.36                227,952                 $ 0.36
  $  .53 - $  .78         908,500              9.9                     $ 0.54                      0                      0
  $  .81 - $ 1.13           6,500              9.7                     $ 1.01                      0                      0
  $ 1.25 - $ 1.67         609,050              7.8                     $ 1.59                244,394                 $ 1.59
  $ 1.94 - $ 2.50       1,294,000              9.5                     $ 1.95                 95,022                 $ 1.96
  $ 3.25 - $ 4.50       1,289,776              5.1                     $ 4.44              1,088,688                 $ 4.42
  $ 4.95 - $ 6.69         162,879              5.6                     $ 6.42                158,003                 $ 6.41
  $10.38 - $14.25         121,480              4.5                     $11.17                 85,730                 $10.98
  $15.75 - $17.63         388,130              4.7                     $15.77                360,005                 $15.76
  $25.38 - $31.90             516              8.2                     $26.84                    196                 $29.24
  ---------------       ---------              ---                     ------              ---------                 ------
  $  .01 - $34.26       5,114,803              7.3                     $ 3.59              2,352,574                 $ 5.58
  ===============       =========              ===                     ======              =========                 ======

(10)  Employee Stock Purchase Plan

     The Company's Employee Stock Purchase Plan ("ESPP") was adopted by the Board of Directors in February 1999 and subsequently approved by the Company's stockholders in June 1999. The ESPP provides eligible employees of the Company the opportunity to apply a portion of their compensation to the purchase of shares of the Company at a 15% discount. The Company has reserved 400,000 authorized shares of Common Stock for issuance under the ESPP. As of December 31, 2000, the Company had issued approximately 48,803 shares in connection with the ESPP.

(11) Non Recurring Charges

     In 1998, the Company recorded a non-cash, non-recurring charge of $1.4 million to earnings in the third quarter of 1998 in connection with the transfer of Series E Warrants to acquire 450,000 shares of Common Stock by Dancing Bear Investments, Inc. (the Company's principal shareholder at the date of transfer) to certain officers of the Company, at an exercise price of approximately $1.45 per share. The Company accounted for such transaction as if it were a compensatory plan adopted by the Company. Accordingly, such amount was recorded as a non-cash, non-recurring compensation expense in the Company's statement of operations for services provided by such officers to the Company with an offsetting increase to additional paid-in capital. The amount of the non-cash charge was based on the difference between the fair market value at the time of the transfer ($4.50 per share) and the exercise price per warrant of approximately $1.45 per share.

(12) Extraordinary Item-Gain on Early Retirement of Debt

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

(13) Commitments & Contingencies

     (a) Operating Leases

     The Company has several non-cancelable leases, primarily relating to the rental of certain facilities and equipment. Future minimum lease payments, by year and in the aggregate, under operating leases with initial or remaining terms in excess of one year consisted of the following at December 31, 2000:

Year ended December 31,                                             Amount
-----------------------                                           -----------
2001...........................................................   $ 1,819,670
2002...........................................................     1,604,471
2003...........................................................     1,565,637
2004...........................................................     1,601,647
2005 and thereafter............................................    14,530,404
                                                                  -----------

     Total minimum lease payments..............................   $21,121,830
                                                                  ===========

     Rent expense under operating leases amounted to $2.2 million, $2.4 million and $0.4 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     (b)  Capital Leases

     The Company has non-cancelable capital leases relating to the lease of certain property and equipment. The Company's lease obligations are collateralized by Certificates of Deposit and interest bearing accounts at

December 31, 2000. Future minimum lease payments, by year and in the aggregate, under capital leases with initial or remaining terms in excess of one year consisted of the following at December 31, 2000:

                                                                                          Capital Leases
Year ended December 31,                                                                   --------------
----------------------
2001..................................................................................      $2,160,447
2002..................................................................................         454,608
2003..................................................................................          21,006
2004..................................................................................              --
2005 and thereafter...................................................................              --
                                                                                            ----------
     Total minimum lease payments.....................................................       2,636,061
Less amount representing interest (at rates ranging from 10.5% to 19.9%)..............         348,635
                                                                                            ----------
Present value of minimum capital lease payments.......................................       2,287,426
Less current installments of obligation under capital leases..........................       1,905,091
                                                                                            ----------
Obligations under capital leases, excluding current installments......................      $  382,335
                                                                                            ==========

     (c)  Employment Agreements

     The Company maintains employment agreements, expiring at various intervals from 2001 through 2005, with several executive officers of the Company. The employment agreements provide for minimum salary levels, incentive compensation and severance benefits, among other items.

     (d)  Litigation

     On June 20, 2000, Infonent.com, filed a Complaint and motion for a preliminary injunction to enjoin the Company from invoking its contractual right to terminate the registration statement for Infonent.com, Inc.'s shares in the Company. In an order entered July 18, 2000. the U.S. Bankruptcy Court for the Northern District of California (San Jose Division) granted Infonent.com, Inc.'s motion to the extent of barring the Company from terminating the registration statement for a period of 45 days, commencing on July 3, 2000. On October 26, 2000, the Securities and Exchange Commission declared effective the Company's amended registration statement which terminated the registration statement relating to Infonent.com's shares in the Company.

     On February 14, 2001, Mohammed Poonja, Chapter 11 Trustee for the estate of Infonent.com, Inc., served an Amended Complaint on the Company and Jump Acquistion, LLC ("Jump"). The Company has not, as of April 2, 2001, responded to the Amended Complaint. The Amended Complaint asserts claims for violation of the automatic stay provision, 11 U.S.C. (SS) 362, as a result of the Company's exercise of its contractual rights to terminate the registration statement for Infonenet.com, Inc.'s shares in the Company pursuant to a November 30, 1999 Registration Rights Agreement between the Company and Infonent.com, Inc.; breach of contract for the Company's and Jump's alleged failure to make certain earn-out payments to Infonent.com, Inc. in connection with a November 30,1999 purchase agreement (the "Agreement"); breach of implied covenant of good faith of the implied covenant of good faith and fair dealing for its alleged delay in registering newly-issued shares of the Company's common stock in connection with the Registration Rights Agreement. The Amended Complaint seeks $9,524,859 in damages, plus interest, compensatory damages on the automatic stay cause of action, costs an disbursements of the action, and attorneys' fees. The Company is currently in the process of reviewing the allegations of the Amended Complaint and plans on vigorously defending this action. However, based on future developments and as additional information becomes known, it is possible that the ultimate resolution of such matters could have a material adverse effect on the Company.

     From time to time the Company has been named in other claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

     (e)  Contingent Stock Issuances

     In connection with the acquisition of the web hosting assets of Webjump.com in December 1999, an additional payment of $12.5 million, payable in newly issued shares of common stock, was contingent based upon the attainment of certain performance targets measured as of November 30, 2000. Management determined that such targets were not achieved as of the measurement date, however, on February 14, 2001 the former shareholder group filed a lawsuit against us claiming that they are entitled to $9.5 million related to the above mentioned targets. See Note 13(d) for additional information.

     In connection with the acquisition of Chips & Bits, Inc. and Strategy Plus, Inc. in February 2000, an additional payment of $1.25 million, payable in newly issued shares of Common Stock, is contingent on the attainment of certain performance targets by Chips & Bits, Inc. and Strategy Plus, Inc. The contingent consideration, if any, will be recorded by us when the contingency is resolved and the consideration is or becomes issuable. Any additional cost would be allocated to goodwill, and amortized over the remaining life of the goodwill. In the event that we are required to issue these additional securities, the percentage ownership of our then current-stockholders would be reduced.

(14)     Related Party Transactions

     Certain officers and directors of the Company also serve as officers and directors of Dancing Bear Investments, Inc.

     In 1998, the Company entered into an electronic commerce contract with AutoNation, Inc. ("AutoNation"), (formerly doing business as Republic Industries), an entity affiliated with a Director of the Company, pursuant to which the Company granted a right of first negotiation with respect to the exclusive right to engage in or conduct an automotive "clubsite" on theglobe website through AutoNation. Additionally, AutoNation agreed to purchase advertising from the Company for a three-year period at a price which adjusted to match any more favorable advertising price quoted to a third party by the Company, excluding certain short-term advertising rates. For the years ended December 31, 2000 and 1999, the Company recognized revenue of $0.3 million and $0.3 million, respectively, in connection with the AutoNation agreement.

     Additionally in 1998, the Company entered into an electronic commerce arrangement with InteleTravel, an entity controlled by the Chairman of the Company, whereby the Company agreed to develop a web community for InteleTravel in order for its travel agents to conduct business through theglobe in exchange for access to InteleTravel customers for distribution of the Company's products and services. For the year ended December 31, 1999, the Company recognized revenue of $0.3 million in connection with the InteleTravel agreement. There was no revenue recognized for the year ended December 31, 2000 and 1998.

     In 1999, the Company entered into a community agreement with ClikVacations.com Inc., an entity controlled by the Chairman of the Company, whereby the Company agreed to co-brand certain products and services of theglobe for use on the Clik.com website. Additionally, the Company agreed to sell all advertising inventory related to these co-branded products and services in exchange for a portion of the net advertising sales. The Company recognized revenue of $0.1 million in connection with the ClikVacations.com agreement for the year ended December 31, 1999. There was no revenue recognized for the years ended December 31, 2000 and 1998.

     The Company believes that the terms of the foregoing arrangements are on comparable terms as if they were entered into with unaffiliated third parties.

     Stockholders' Agreement

     In 1997, the Chairman, the former Co-Chief Executive Officers, two Directors of the Company and Dancing Bear Investments, Inc. (an entity controlled by the Chairman) entered into a Stockholders' Agreement (the "Stockholders' Agreement") pursuant to which the Chairman and Dancing Bear Investments, Inc. or certain entities controlled by the Chairman and certain permitted transferees (the "Chairman Group") will agree to vote for certain nominees of the former Co-Chief Executive Officers or certain entities controlled by the former Co-Chief Executive Officers and certain permitted transferees (the "Former Co-Chief Executive Officer Groups") to the Board of Directors and the Former Co-Chief Executive Officer Groups will agree to vote for the Chairman Group's nominees to the Board, who will represent up to five members of the Board. Additionally, pursuant to the terms of the Stockholders' Agreement, the former Co-Chief Executive Officer and the two Directors have granted an irrevocable proxy to Dancing Bear Investments, Inc. with respect to any shares that may be acquired by them pursuant to the exercise of outstanding Warrants transferred to each of them by Dancing Bear Investments, Inc. Such shares will be voted by Dancing Bear Investments, Inc., which is controlled by the Chairman, and will be subject to a right of first refusal in favor of Dancing Bear Investments, Inc. upon certain private transfers. The Stockholders' Agreement also provides that if the Chairman Group sells shares of Common Stock and Warrants representing 25% or more of the Company's outstanding Common Stock (including the Warrants) in any private sale after the Offerings, the Former Co-Chief Executive Officer Groups and the two Directors of the Company will be required to sell up to the same percentage of their shares as the Chairman Group sells. If either the Chairman Group sells shares of Common Stock or Warrants representing 25% or more of the Company's outstanding Common Stock (including the Warrants) or the Former Co-Chief Executive Officer Groups sell shares or Warrants representing 7% or more of the shares and Warrants of the Company in any private sale after the Offerings, each other party to the Stockholders' Agreement, including entities controlled by them and their permitted transferees, may, at their option, sell up to the same percentage of their shares.

(15) Valuation and Qualifying Accounts - Allowance for Doubtful Accounts

                          BALANCE
                            AT              ADDITIONS        ADDITIONS                        BALANCE
                         BEGINNING           DUE TO         CHARGED TO                       AT END OF
YEAR ENDED,              OF PERIOD         ACQUISITONS        EXPENSE       DEDUCTIONS        PERIOD

--------------------------------------------------------------------------------------------------------
December 31, 1998      $    12,000        $   387,878      $   387,878     $    99,742     $   300,136
December 31, 1999      $   300,136        $ 1,881,473      $ 1,881,473     $   773,517     $ 1,408,092
December 31, 2000      $ 1,408,092        $   262,426      $ 3,005,746     $ 2,415,940     $ 2,260,324

(16) Quarterly Financial Information - Unaudited

Condensed Quarterly Consolidated Statements of Operation (in thousands, except per share date)



                                                             2000                                          1999
                                                             ----                                          ----
                                        Fourth        Third       Second        First     Fourth      Third      Second     First
                                        Quarter      Quarter      Quarter      Quarter    Quarter    Quarter     Quarter   Quarter
                                        -------      -------      -------      -------    -------    -------     -------   ------

Revenue                                 $  7,756     $ 6,749      $ 8,377      $ 6,979    $ 6,421    $ 4,898     $ 4,130   $ 3,192
Cost of Revenues                           5,143       4,845        4,683        4,408      3,339      2,259       1,754     1,196
                                      ---------------------------------------------------------------------------------------------
Gross Profit                               2,613       1,904        3,694        2,571      3,082      2,639       2,376     1,996
Operating expenses                        40,883      18,800       36,833       19,400     21,184     17,176      15,689     8,416
                                      ---------------------------------------------------------------------------------------------
Loss from operations                     (38,270)    (16,896)     (33,139)     (16,829)   (18,102)   (14,537)    (13,313)   (6,420)
Other income, net                            299         361          456          420        559        636         314       196
                                      ---------------------------------------------------------------------------------------------
Loss before provision for income taxes
  and extraordinary item                 (37,971)    (16,535)     (32,683)     (16,409)   (17,543)   (13,901)    (12,999)   (6,224)
Provision for income taxes                    94          54           50           70         (7)       144         107        46
                                      ---------------------------------------------------------------------------------------------
Loss before extraordinary item           (38,065)    (16,589)     (32,733)     (16,479)   (17,536)   (14,045)    (13,106)   (6,270)
Extraordinary item-gain on early
  retirement of debt                         -           -            -            -        1,356        -           -         -
                                      ---------------------------------------------------------------------------------------------
Net loss                                 (38,065)    (16,589)     (32,733)     (16,479)   (16,180)   (14,045)    (13,106)   (6,270)
                                      =============================================================================================
Basic and diluted net loss per          $  (1.24)    $ (0.53)     $ (1.07)     $ (0.57)   $ (0.60)   $ (0.53)    $ (0.54)  $ (0.30)
  common share


Due to changes in the number of shares outstanding, quarterly loss per share amounts do not necessarily add to the totals for the years.

Item 9.  Changes in and Disagreements with Accountants and Financial Disclosure

         None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

     Information called for by Part III, Item 10, regarding the Registrant's directors is included in the our Proxy Statement relating to our annual meeting of stockholders to be held in June 2001, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Election of Directors." The Proxy Statement will be filed within 120 days of December 31, 2000, the Company's year-end.

Item 11.  Executive Compensation

     Information called for by Part III, Item 11, is included in the our Proxy Statement relating to the our annual meeting of stockholders to be held in June 2001, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Executive Compensation." The Proxy Statement will be filed within 120 days of December 31, 2000, the Company's year-end.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Information called for by Part III, Item 12, is included in the our Proxy Statement relating to the our annual meeting of stockholders to be held in June 2001, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Beneficial Ownership of Shares." The Proxy Statement will be filed within 120 days of December 31, 2000, the Company's year-end.

Item 13.  Certain Relationships and Related Transactions

     Information regarding our relationships and related transactions is available under "Certain Transactions" in our Proxy Statement relating to our annual meeting of stockholders to be held in June 2001, and is incorporated herein by reference. The Proxy Statement will be filed within 120 days of December 31, 2000, the Company's year-end.

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a)      The following documents are filed as part of this report:

         (1) Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 45 of this report.

         (2) Financial Statement Schedule: See Notes to Consolidated Financial Statements at Item 8 on page 45 of this report.


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

                   3.2     Form of By-Laws of the Company*

                   4.1 Second Amended and Restated Investor Rights Agreement among the Company and certain equity holders of the Company, dated as of August 13, 1997*

                   4.2 Amendment No.1 to Second Amended and Restated Investor Rights Agreement among the Company and certain equity holders of the Company, dated as of August 31, 1998********

                   4.3 Amendment No.2 to Second Amended and Restated Investor Rights Agreement among the Company and certain equity holders of the Company, dated April 9, 1999*******

                   4.4 Form of Amendment No.3 to the Second Amended and Restated Investor Rights Agreement among the Company and certain equity holders of the Company*******

                   4.5 Registration Rights Agreement, dated as of September 1, 1998********

                   4.6 Amendment No.1 to Registration Rights Agreement, dated as of April 9, 1999*******

                   4.7 Specimen certificate representing shares of Common Stock of the Company*

                   4.8 Amended and Restated Warrant to Acquire Shares of Common Stock*

                   4.9 Form of Rights Agreement, by and between the Company and American Stock Transfer & Trust Company as Rights Agent*

                   4.10 Registration Rights Agreement among the Company and certain equity holders of the Company, dated February 1, 1999, in connection with the acquisition of factorymall.com********

                   4.11 Form of Amended and Restated Registration Rights Agreement among the Company and certain equity holders of the Company in connection with the acquisition of factorymall.com*******

                   4.12 Registration Rights Agreement among the Company and certain shareholders of the Company, dated April 9, 1999, in connection with the acquisition of Attitude Network, Ltd*******

                   4.13 Registration Rights Agreement among the Company and certain shareholders of the Company, dated November 30, 1999, in connection with the acquisition of Webjump.com from Infonent.com, Inc.

                   4.14 Registration Rights Agreement among the Company and certain shareholders of the Company, dated February 24, 1999, in connection with the acquisition of Chips & Bits, Inc. and Strategy Plus, Inc.

                   9.1 Stockholders' Agreement by and among Dancing Bear Investments, Inc., Michael Egan, Todd V. Krizelman, Stephan J. Paternot, Edward A. Cespedes and Rosalie
                           V. Arthur, dated as of February 14, 1999***

                   10.1 Employment Agreement dated June 6, 2000, by and between the Company and Todd V. Krizelman*

                   10.2 Employment Agreement dated June 6, 2000, by and between the Company and Stephan J. Paternot*

                   10.3 Employment Agreement dated July 14, 2000, by and between the Company and Charles Peck*

                   10.4 Form of Indemnification Agreement between the Company and each of its Directors and Executive Officers*

                   10.5 Lease Agreement dated January 12, 1999 between the Company and Broadpine Realty Holding Company, Inc.********

                   10.6 2000 Broad Based Stock Option Plan (filed with 3/2000 form 10-K)

                   10.7    1998 Stock Option Plan, as amended*******

                   10.8    1995 Stock Option Plan*

                   10.9    factorymall.com, inc. 1998 Stock Option Plan******

                   10.10 Form of Nonqualified Stock Option Agreement with James McGoodwin, Kevin McKeown and Mark Tucker******

                   10.11   Attitude Network, Ltd. Stock Option Plan*******

                   10.12   Employee Stock Purchase Plan********

                   10.13 License Agreement between the Company and Engage Technologies, Inc. dated October 31, 1998.******** +

                   10.14 Employment Agreement dated August 31, 1998, by and between the Company and Dean Daniels*

                   10.15 Data Center Space Lease between Telehouse International Corporation of America and the Company, dated August 24, 1998*

                   10.16   2000 Stock Option Plan (Filed with 2000 Proxy)

                    23.1   Consent of KPMG LLP


(b)         Reports on Form 8-K

         On February 23, 2000, we filed a Form 8-K under Items 5 and 7 regarding our distribution agreements with Sportsline.com, Inc.

         On February 24, 2000, we filed a Form 8-K under Items 2 and 7 regarding our acquisitions of Chips & Bits, Inc. and Strategy Plus, Inc.




---------------------------------------------------------
       * Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-59751).
      ** Incorporated by reference from our report on Form 8-K filed on February 16, 1999.
     *** Incorporated by reference from our report on Form 8-K filed on April 9, 1999.
    **** Incorporated by reference from our report on Form 8-K filed on November 30, 1999.
   ***** Incorporated by reference from our report on Form 8-K filed on February 24, 2000.
  ****** Incorporated by reference from our Registration of Form S-8 (No.333-75503), filed on April 1, 1999
 ******* Incorporated by reference from our registration statement on Form S-1 (Registration No. 333-76153).
********       Incorporated by reference on our Report Form 10-K filed March
               1999.
       + Confidential treatment granted as to parts of this document.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 2, 2001                       theglobe.com, inc.

                                            By /s/ Charles M. Peck
                                               -------------------------------
                                                Charles M. Peck
                                                Chief Executive Officer

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 30th day of March, 2000.

          /s/  Michael S. Egan                      Chairman
          ------------------------------------
               Michael S. Egan

          /s/  Todd V. Krizelman                    Director
          ------------------------------------
               Todd V. Krizelman

          /s/  Stephan J. Paternot                  Director
          ------------------------------------
               Stephan J. Paternot

          /s/  Dean S. Daniels                      President and Chief
          ------------------------------------
               Dean S. Daniels                      Operating Officer

          /s/  Stephanie Hauge                      Vice President and Chief
          ------------------------------------
               Stephanie Hauge                      Financial Officer (Chief
                                                    Accounting Officer)

          /s/  Rosalie V. Arthur                    Director
          ------------------------------------
               Rosalie V. Arthur

          /s/  Edward A. Cespedes                   Director
          ------------------------------------
               Edward A. Cespedes

          /s/  Henry C. Duques                      Director
          ------------------------------------
               Henry C. Duques

          /s/  Robert M. Halperin                   Director
          ------------------------------------
               Robert M. Halperin

          /s/  H. Wayne Huizenga                    Director
          ------------------------------------
               H. Wayne Huizenga



          /s/  Richard Sarnoff                      Director
          ------------------------------------
               Richard Sarnoff