Form 10-Q
period 2001-03-31
THEGLOBE COM INC
filed 2001-05-15
CIK 1066684

     As filed with the Securities and Exchange Commission on May 15, 2001

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

  [X]  Quarterly  report  pursuant  to Section 13 or 15(d) of the  Securities
                              Exchange Act of 1934

                 For the quarterly period ended March 31, 2001

                                       or

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

  Yes X  No

  The number of shares outstanding of the Registrant's Common Stock, $.001 par value (the "Common Stock"), as of May 8, 2001 was 30,365,901.

                               theglobe.com, inc.

                                   FORM 10-Q

                                     INDEX

                         PART I   FINANCIAL INFORMATION

                                                                                        Page
                                                                                        ----
  Item 1.  Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets at  March 31, 2001 (unaudited)
             and December 31, 2000                                                        1

           Unaudited Condensed Consolidated Statements of
             Operations for the three months ended March 31, 2001 and 2000                2

           Unaudited Condensed Consolidated Statements of Cash
             Flows for the three months ended March 31, 2001 and 2000                     3

           Notes to Unaudited Condensed Consolidated Financial Statements                 4


  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                         10

  Item 3.  Qualitative and Quantitative Disclosures about
             Market Risk                                                                 27

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

       A.  Exhibits
       B.  Reports on Form 8-K

  Signatures                                                                           II-3

                         PART I  FINANCIAL INFORMATION

  ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               theglobe.com, inc.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                March 31,      December 31,
                                                                  2001            2000
                                                              -------------    -------------
                                                               (unaudited)
    ASSETS
Current assets:
 Cash and cash equivalents..................................  $   5,812,942   $   13,349,554
 Short-term investments.....................................      3,011,730        2,996,250
 Accounts receivable, net...................................      3,416,499        4,316,973
Prepaid and other current assets............................      2,419,859        2,439,382
                                                              -------------   --------------
   Total current assets.....................................     14,661,030       23,102,159
Restricted investments......................................      3,521,289        3,485,007
Property and equipment, net.................................      7,102,922        7,975,967
Goodwill and other intangible assets, net...................     17,071,086       19,967,910
                                                              -------------   --------------
   Total assets.............................................  $  42,356,327   $   54,531,043
                                                              =============   ==============
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable...........................................  $   2,971,138   $    2,677,679
 Accrued expenses...........................................      1,961,583        2,540,289
 Accrued compensation.......................................         23,725        1,670,088
Deferred revenue............................................        454,371          729,027
Current portion of long-term debt and current installments
   of capital lease obligations.............................      1,724,742        1,917,077
                                                              -------------   --------------
   Total current liabilities................................      7,135,559        9,534,160
Long-term debt and capital lease obligations, excluding
  current installments......................................        215,848          498,337
Deferred rent...............................................        561,724          552,227

Stockholders' equity:
 Common stock...............................................         31,082           31,080
 Common stock held in treasury, at cost.....................       (371,458)        (371,458)
 Additional paid-in capital.................................    218,255,565      218,254,968
 Accumulated other comprehensive loss.......................       (102,065)         (55,682)
 Accumulated deficit........................................   (183,369,928    ( 173,912,589)
                                                              -------------   --------------
   Total stockholders' equity...............................     34,443,196       43,946,319
Commitments and contingencies...............................
   Total liabilities and stockholders' equity...............  $  42,356,327   $   54,531,043
                                                              =============   ==============

See accompanying notes to unaudited condensed consolidated financial statements.

                               theglobe.com, inc.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                Three Months Ended
                                                                   March 31,
                                                          ----------------------------
                                                              2001           2000
                                                          ----------------------------
                                                                  (unaudited)
Revenues:
 Advertising...........................................   $ 2,323,967    $   4,615,042
 Electronic commerce and other.........................     2,423,209        2,364,143
                                                          -----------    -------------
  Total revenues.......................................     4,747,176        6,979,185

Cost of revenues.......................................     3,678,744        4,407,998
                                                          -----------    -------------

Gross profit...........................................     1,068,432        2,571,187

Operating expenses:
 Sales and marketing...................................     3,794,095        5,597,098
 Product development...................................     1,799,924        2,967,747
 General and administrative............................     2,083,424        3,211,043
 Amortization of goodwill and intangible assets........     2,843,097        7,624,170
                                                          -----------    -------------

Total operating expenses...............................    10,520,540       19,400,058
                                                          -----------    -------------

Loss from operations...................................    (9,452,108)     (16,828,871)

Interest and other income, net.........................        96,482          420,046
                                                          -----------    -------------

Loss before provision for income taxes.................    (9,355,626)     (16,408,825)

Provision for income taxes.............................       101,713           70,170
                                                          -----------    -------------

Net loss                                                  $(9,457,339    $(16,478,995)
                                                          ===========    =============

Basic and diluted net loss per share...................   $     (0.31)   $      (0.57)
                                                          ===========    =============

Weighted average basic and diluted shares outstanding..    30,382,036       28,804,530
                                                          ===========    =============

See accompanying notes to unaudited condensed consolidated financial statements.

                               theglobe.com, inc.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                  Three Months Ended
                                                                         March 31,
                                                                -------------------------
                                                                2001               2000
                                                                -------------------------
                                                                       (unaudited)
Cash flows from operating activities:
 Net loss.....................................................  $(9,457,339)  $(16,478,995)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
   Depreciation and amortization..............................    4,177,648      8,559,097
   Loss on sale of short-term securities......................            0        134,852
Deferred rent.................................................        9,497         28,491
 Other........................................................      (15,480)        51,695
Changes in operating assets and liabilities,
   net of effect of acquisitions:
   Accounts receivable, net...................................      900,474         35,552
Prepaid and other current assets..............................       19,523       (803,045)
   Other assets...............................................            0         93,750
   Accounts payable...........................................      293,369     (1,490,032)
   Accrued expenses...........................................     (578,706)     1,008,756
   Accrued compensation.......................................   (1,646,363)      (424,487)
   Deferred revenue...........................................     (274,656)       310,666
                                                                -----------   ------------
Net cash used in operating activities.........................   (6,572,033)    (8,973,700)
                                                                -----------   ------------
Cash flows from investing activities:
 Purchases of short-term securities...........................            0     (7,202,800)
 Proceeds from sale and maturities of short-term securities...            0      2,620,202
 Purchases of property and equipment..........................     (407,689)    (1,663,115)
 Cash paid for acquisitions, net of cash acquired.............            0       (374,872)
Payments of security deposits, net............................      (36,282)    (1,499,793)
                                                                -----------   ------------
Net cash used in investing activities.........................     (443,971)    (8,120,378)
                                                                -----------   ------------
Cash flows from financing activities:
 Payments under capital lease obligations.....................     (474,824)      (469,121)
 Payments of long-term debt...................................            0        (56,321)
 Proceeds from exercise of common stock
  options and warrants........................................          599        168,954
 Net proceeds from issuance of common stock...................            0         32,294
                                                                -----------   ------------
Net cash used in financing activities.........................     (474,225)      (324,194)
                                                                -----------   ------------
Net change in cash and cash equivalents.......................   (7,490,229)   (17,418,272)
Effect of exchange rate changes on cash and cash equivalents..      (46,383)        (3,857)
Cash and cash equivalents at beginning of period..............   13,349,554     36,585,998
                                                                -----------   ------------
Cash and cash equivalents at end of period....................  $ 5,812,942   $ 19,163,869
                                                                ===========   ============
Supplemental disclosure of noncash transactions:
   Equipment acquired under capital leases....................  $         0   $     34,277
                                                                ===========   ============

See accompanying notes to unaudited condensed consolidated financial statements.

                               theglobe.com, inc.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


  (1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Description of the theglobe.com

  theglobe.com, inc. (the "Company" or "theglobe") was incorporated on May 1, 1995 (inception) and commenced operations on that date. theglobe.com is an online property with registered members and users in the United States and abroad. theglobe's users are able to personalize their online experience by publishing their own content and interacting with others having similar interests. The Company's revenue sources include the sale of advertising on its online properties and the development and sale of sponsorship placements within its websites. Additional revenues are generated through the sale of video games and related products through its online store, the sale of advertising in its games information magazine, the sale of its games information magazine through newsstands and subscriptions and electronic commerce revenue shares (representing the Company's share of the proceeds from its e-commerce partners' sales).

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

  (b)  Principles of Consolidation

  The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries from their respective dates of acquisition (see Note 2). All significant intercompany balances and transactions have been eliminated in consolidation.

  (c)  Unaudited Interim Condensed Consolidated Financial Information

  The unaudited interim condensed consolidated financial statements of the Company as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed consolidated financial statements.

  In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2001 and the results of its operations and its cash flows for three months ended March 31, 2001 and 2000.

  The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited financial statements as of December 31, 2000, and for the three years then ended and related notes included in the Company's 10-K filed with the Securities and Exchange Commission.

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

   (e) Cash and Cash Equivalents

  The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. Cash equivalents were $1.0 million at March 31, 2001 and $11.4 million at December 31, 2000 and consisted of government securities.

  (f) Short-term Investments

  The Company accounts for its short-term investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 establishes the accounting and reporting requirements for all debt securities and for investments in equity securities that have readily determinable fair market value. All short-term marketable securities must be classified as one of the following: held-to-maturity, available-for-sale or trading securities. The Company's short-term investments consist of held-to-maturity securities. The Company's held-to-maturity securities are carried at amortized cost in the statement of financial position. The amortization of the discount or premium that arises at acquisition is included in earnings. The Company's available-for-sale securities are carried at fair value, with unrealized gains and losses reported as Accumulated Other Comprehensive Loss in stockholders' equity. Unrealized gains and losses are computed on the basis of the specific identification method. Realized gains, realized losses and declines in value judged to be other-than-temporary, are included in interest income (expense). The cost of available-for-sale securities sold are based on the specific-identification method and interest earned is included in earnings.

  The Company's short-term investments were comprised of the following at March 31, 2001 and December 31, 2000:

                                                              March 31,         December 31,
                                                                 2001              2000
                                                              ---------         ----------
   Held-to-maturity securities.....................           $3,011,730         $2,996,250
                                                              ----------         ----------

  (g)  Restricted Investments

  Restricted investments includes security deposits held in certificates of deposit and other interest bearing accounts as collateral for certain capital equipment and office space leases and escrow payments held as collateral in connection with certain distribution agreements. The Company is contingently liable under a standby letter of credit of $1.4 million at March 31, 2001. The letter of credit relates to the Company's office-space lease which is fully secured by a restricted certificate of deposit held by the Company. Management does not expect any material losses to result from these off-balance-sheet instruments.

  (h)  Goodwill and Intangible Assets

  Goodwill and intangible assets primarily relates to the Company's acquisitions accounted for under the purchase method of accounting, or its purchase of intangible assets. Under the purchase method of accounting, the excess of the purchase price over the identifiable net tangible assets of the acquired entity is recorded as identified intangible assets and goodwill. Goodwill and intangible assets are stated at cost, net of accumulated amortization, and are being amortized using the straight-line method over the expected period of benefit ranging from 2 to 3 years(3 years for goodwill). As of March 31, 2001 and December 31, 2000 accumulated amortization was $39.4 million and $36.5 million, respectively.

  (i) Comprehensive Loss

  The Company's comprehensive loss was approximately $9.5 million and $16.5 million for the three months ended March 31, 2001 and 2000, respectively. The Company's other comprehensive loss as of March 31, 2001 consisted of approximately $102,000 of losses related to its foreign currency translation adjustment. The other comprehensive loss as of December 31, 2000 consisted of approximately $56,000 of loss related to the Company's foreign currency translation adjustment. The increase in other comprehensive loss as of March 31, 2001 was attributable to the Company's foreign currency translation adjustment..

   (j) Revenue Recognition

  Advertising

  The Company's revenues are derived principally from the sale of online and print advertisements under short-term contracts, video games and related products, and the publishing of a games information magazine. To date, the duration of the Company's advertising commitments has generally averaged from one to three months. Online advertising revenues are recognized ratably in the period in which the advertisement is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Company obligations typically include the guarantee of a minimum number of "impressions", defined as the number of times that an advertisement appears in pages viewed by the users of the Company's online properties, for a fixed fee. Payments received from advertisers prior to displaying their advertisements on the Company's sites are recorded as deferred revenues and are recognized as revenue ratably when the advertisement is displayed. To the extent minimum guaranteed impressions levels are not met, the Company defers recognition of the corresponding revenues until guaranteed levels are achieved. The Company's online advertising revenue includes the development and sale of sponsorship placements within its web sites. Development fees related to the sale of sponsorship placements on the Company's web sites are deferred and recognized ratably as revenue over the term of the contract. The Company also derives revenue through the sale of advertisements in its games information magazine, which was acquired in February 2000. Advertising revenues for the games information magazine are recognized at the on-sale date. Advertising revenue accounted for 49% and 66% of total revenues for three months ended March 31, 2001 and 2000, respectively.

  The Company trades advertisements on its web properties in exchange for advertisements on the Internet sites of other companies. Barter revenues and expenses are recorded at the fair market value of services provided or received, whichever is more readily determinable in the circumstances. Revenue from barter transactions is recognized as income when advertisements are delivered on the Company's web properties. Barter expense is recognized when the Company's advertisements are run on other companies' web sites, which typically occurs in the same period in which barter revenue is recognized. Barter revenues and expenses represented 0% and 2% of total revenues for the three months ended March 31, 2001 and 2000, respectively.

  Electronic Commerce and Other

  The Company derives other revenues from the sale of video games and related products through its online store, the sale of its games information magazine through newsstands and subscriptions and electronic commerce revenue shares. Sales from the online store are recognized as revenue when the product is shipped to the customer. Freight out costs are included in net sales and have not been significant to date. The Company provides an allowance for merchandise sold through its online store. The allowance provided to date has not been significant. Newsstand sales of the games information magazine are recognized at the on-sale date, net of provisions for estimated returns. Subscriptions are recorded as deferred revenue when initially received and recognized as income pro ratably over the subscription term. Revenues from the Company's share of the proceeds from its e-commerce partners' sales are recognized upon notification from its partners of sales attributable to the Company's sites. Sales through the online store accounted for 23% and 32% of total revenues for the three months ended March 31, 2001 and 2000, respectively. Sales of the Company's games information magazine through newsstands and subscriptions accounted for 28% and 2% of total revenue for the three months ended March 31, 2001 and March 31, 2000 respectively. The Company acquired its games information magazine in February 2000. To date, revenues from the Company's electronic commerce revenue share agreements have been immaterial.

   (k)  Concentration of Credit Risk

  Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments,trade accounts receivable and restricted investments. The Company invests its cash and cash equivalents and short-term investments among a diverse group of issuers and instruments. The Company performs periodic evaluations of these investments and the relative credit standings of the institutions with which it invests. At certain times, the Company's cash balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits.

  The Company's customers are primarily concentrated in the United States. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. Concentration of credit risk is limited due to the Company's large number of customers, however the Company's online advertising client base has been concentrated among dedicated internet companies.

  For the three months ended March 31, 2001 and 2000, there were no customers that accounted for over 10% of revenues generated by the Company. The Company had no customers that represented more than 10% of accounts receivable as of March 31, 2001 and December 31, 2000.

  (l) Net loss per share

  Diluted net loss per share has not been presented separately, as the outstanding stock options, warrants and contingent stock purchase warrants are anti-dilutive for each of the periods presented.

  Diluted net loss per share for the three months ended March 31, 2001 and 2000 does not include the effects of (1) options to purchase 5,234,803 and 4,373,477 shares of common stock, respectively, and (2) warrants to purchase 4,011,534 and 4,011,534 shares of common stock, respectively.


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

  (n) Recent Accounting Pronouncements

     In June 1998, Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued and, as amended by SFAS 137, was adopted by us on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The Company's adoption of this statement in the first quarter of 2001, did not have a significant impact on the Company's historical financial statements as derivative instruments or hedging activities are not currently used.

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

(2)  STOCK OPTION REPRICING

    On May 31, 2000, the Company offered to substantially all of its employees, excluding executive officers and the Board of Directors, the right to cancel certain outstanding stock options and receive new options with an exercise price equal to the then current fair market value of the stock. Options to purchase a total of approximately 1.1 million shares, approximately 20% of outstanding options, were canceled and approximately 856,000 new options were granted at an exercise price of $1.594 per share, which was based on the closing price of the Company's common stock on May 31, 2000. The new options vest at the same rate that they would have vested under previous option plans. As described above in note 1(n), the Company is accounting for these repriced stock options using variable accounting in accordance with FIN No. 44. In addition, as a result of options which were granted within six months of the cancellations, an additional 244,000 options also require variable accounting in accordance with FIN No. 44. For the year ended December 31, 2000 and the three months ended March 31, 2001, there has been no compensation charge relating to the repricing. Depending upon movements in the market value of the Company's common stock, this accounting treatment may result in significant non cash compensation charges in future periods.

(3)  RESTRUCTURING AND IMPAIRMENT CHARGES

     After giving effect to the fourth quarter of 2000 impairment charges of $13.6 million and $6.0 million, the remaining amount of goodwill and other intangibles, net, is $4.8 million and $2.0 million for Attitude Networks and Webjump, respectively, as of March 31, 2001.

As of March 31, 2001, the amount remaining in the Factorymall.com restructuring accrual recorded in the second quarter of 2000 is $0.4 million, primarily related to severance and lease obligations, which will be paid out periodically through August 2002 and the amount outstanding at December 31, 2000 related to fourth quarter of 2000 restructuring accrual of $1.0 million for severance obligations was paid in the first quarter of 2001. The total restructuring accrual of $0.4 million is included within accrued expenses.

  (4)  ACQUISITION OF CHIPS & BITS, INC. AND STRATEGY PLUS, INC.

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

  This transaction was accounted for under the purchase method of accounting. The aggregate purchase price of these transactions was $15.5 million. The Company has allocated $1.1 million to the net tangible assets of Chips & Bits and $1.6 million to the net tangible liabilities of Strategy Plus. The historical carrying amounts of the net tangible assets acquired and liabilities assumed by the Company approximated their fair market value on the date of acquisition. The purchase price in excess of the fair market value of the net tangible assets acquired and liabilities assumed by the Company amounted to $16.0 million and has been preliminarily allocated to goodwill. The goodwill amount is being amortized under the straight-line method over an estimated useful life of 3 years, the expected period of benefit. The remaining amount of goodwill and other intangibles, net is $10.3 million as of March 31, 2001. Chips & Bits and Strategy Plus's results of operations are included in the condensed consolidated statement of operations from February 24, 2000.

  The following unaudited pro forma consolidated financial information gives effect to the above described acquisition, as if the acquisition had occurred at January 1, 2000 by consolidating the results of operations of the Company, Chips & Bits and Strategy Plus for the three months ended March 31, 2000.

                                                         Three Months Ended
                                                               March 31,
                                                         --------------------
                                                          2001         2000
                                                         -------     --------
                                                         (actual)  (pro-forma)
(in thousands, except per share data)
Revenues...............................................  $ 4,747     $  8,497
Net loss...............................................   (9,457)     (17,579)
Basic and diluted net loss per share...................  $ (0.31)    $  (0.59)
Weighted average basic and diluted shares outstanding..   30,382       29,955

(1) The weighted average common shares used to compute pro forma basic net loss per share includes the actual weighted average common shares outstanding for the historical three months ended March 31, 2000, plus the common shares issued in connection with the acquisition as if it had occurred on January 1, 2000.


   (3)  COMMITMENTS AND CONTINGENCIES

(a) Litigation


  On June 20, 2000, Infonent.com, Inc. filed a Complaint and a motion for a preliminary injunction to enjoin the Company from invoking its contractual right to terminate the registration statement for Infonent.com, Inc.'s shares in the Company. In an order entered July 18, 2000, the U.S. Bankruptcy Court for the Northern District of California (San Jose Division) granted Infonent.com, Inc.'s motion to the extent of barring the Company from terminating the registration statement for a period of 45 days, commencing on July 3, 2000. On October 26, 2000, the Securities and Exchange Commission declared effective the Company's amended registration statement which terminated the registration statement relating to Infonent.com's shares in the Company.

     On February 14, 2001, Mohammed Poonja, Chapter 11 Trustee for the estate of Infonent.com, Inc. (the "Trustee"), served an Amended Complaint on the Company and Jump Acquisition, LLC ("Jump"). The Company has not, as of April 2, 2001, responded to the Amended Complaint. The Amended Complaint asserts claims for violation of the automatic stay provision, 11 U.S.C. (S) 362, as a result of the Company's exercise of its contractual right to terminate the registration statement for Infonent.com, Inc.'s shares in the Company pursuant to a November 30, 1999 Registration Rights Agreement between the Company and Infonent.com, Inc.; breach of contract for the Company's and Jump's alleged failure to make certain earn-out payments to Infonent.com, Inc. in connection with a November 30, 1999 purchase agreement (the "Agreement"); breach of the implied covenant of good faith and fair dealing in connection with the Agreement; fraud; negligence; and breach of contract and breach of the implied covenant of good faith and fair dealing for its alleged delay in registering newly-issued shares of the Company's common stock in connection with the Registration Rights Agreement.
The Amended Complaint seeks

$9,524,859 in damages, plus interest, compensatory damages on the automatic stay cause of action, costs and disbursements of the action, and attorneys' fees. The Company filed an Answer on May 2, 2001 denying the allegations made in the Amended Complaint. The Trustee has withdrawn its claim for violation of the Automatic Stay by the Company. The Company and the Trustee have agreed to transfer venue to Federal Court in New York, New York. The Company plans on vigorously defending this action. However, based on future developments and as additional information becomes known, it is possible that the ultimate resolution could have a material adverse effect on the Company's results of operations in a particular future period.

  From time to time the Company has been named in other claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity

   (b)  Contingent Stock Issuances

     In connection with the acquisition of the web hosting assets of Webjump.com in December 1999, an additional payment of $12.5 million, payable in newly issued shares of common stock, was contingent based upon the attainment of certain performance targets measured as of November 30, 2000. Management determined that such targets were not achieved as of the measurement date, however, on February 14, 2001, the former shareholder group filed a lawsuit against the Company claiming that they are entitled to $9.5 million related to the above mentioned targets. See Note 5 (a) for additional information.

     In connection with the acquisition of Chips & Bits, Inc. and Strategy Plus, Inc. in February 2000, an additional payment of $1.25 million, payable in newly issued shares of Common Stock, is contingent on the attainment of certain performance targets by Chips & Bits, Inc. and Strategy Plus, Inc. The contingent consideration, if any, will be recorded by the Company when the contingency is resolved and the consideration is or becomes issuable. Any additional cost would be allocated to goodwill, and amortized over the remaining life of the goodwill. In the event that the Company is required to issue these additional securities, the percentage ownership of the Company's then current-stockholders would be reduced.


   (4)  SUBSEQUENT EVENTS

a)  Additional Cost-Reduction Initiatives

  In April 2001, the Company announced additional cost-reduction initiatives. These initiatives included the elimination of 59 positions, or 31% of the Company's workforce. The Company will reflect the restructuring charge, primarily related to severance benefits, of approximately $450,000 in the second quarter of 2001.


b)   Delisting of the Company's Common Stock

  On April 23, 2001, following appeal by the Company to the Nasdaq Listing Qualifications Panel with respect to the delisting of its common stock from the Nasdaq National Market, the Company was delisted from the Nasdaq national market due to its non-compliance of the Company's common shares with the required $1 bid price. Accordingly, the Company was required to move the listing of its common stock from the Nasdaq national market to the Over-the-Counter ("OTC") market on what is commonly referred to as the OTC bulletin board, where it is traded under the symbol TGLO.

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

OVERVIEW

     We are a network of nine wholly-owned properties (eight of which are online properties and one of which is an offline property) focused on delivering community and/or games information to our registered members in the United States and abroad. Each of these nine properties specializes in bringing people together around shared topics of interest. We deliver community through: (1) our leading games information network, games.theglobe.com, which consists of six online properties: HappyPuppy.com, KidsDomain.com, Computer Games Online (cdmag.com), Chips & Bits (chipsbits.com), GamesDomain.com, and ConsoleDomain.com, as well as our offline property Computer Games Magazine; (2) our flagship website, theglobe.com, which features our community tools globeclubs and uPublish!, both of which enable users to personalize their online experience by interacting with other users around similar interests; (3) distribution of our community tools and services and/or our games information content to other Web properties; and, (4) providing web hosting services to the small business sector (businesses and professional webmasters).

     Our revenues consist of the sale of advertisements on our online properties, which includes the development and sale of sponsorship placements within our web sites. We earn revenue on sponsorship contracts for fees relating to the design, coordination, and integration of the customer's content and links. Additionally, we derive advertising revenue through the sale of advertisements in our games information magazine which we acquired in February 2000. In addition to advertising revenues, we derive other revenues through the sale of video games and related products through our online store, the sale of our games information magazine through newsstands and subscriptions and electronic commerce revenue shares (representing our share of the proceeds from our e-commerce partners' sales).

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

     In December 1999, we acquired the web hosting assets of Webjump.com, a web hosting property that primarily focuses on small businesses. The total purchase price for this transaction was $13.0 million and was primarily comprised of 1.1 million shares of newly issued Common Stock. An additional $12.5 million, payable in newly issued shares of Common Stock, was contingent based upon the attainment of certain performance targets measured as of November 30, 2000. Management determined that such targets were not achieved as of the measurement date, however, on February 14, 2001 the former shareholder group filed a law suit against us claiming that they are entitled to $9.5 million related to the above mentioned targets. See Part I - Item 5 - Legal and Note 5 (a) to our interim condensed consolidated financial statements for additional information.

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

 RESULTS OF OPERATIONS

 Quarter ended March 31, 2001 compared to Quarter ended March 31, 2000

  Revenues.   Our revenue consists of advertisements on our online properties, which includes the development and sale of sponsorship placements within our web sites. We earn revenue on sponsorship contracts for fees relating to the design, coordination, and integration of the customer's content and links.
Additionally, we derive advertising revenue through the sale of advertisements in our games information magazine which we acquired in February 2000. We sell a variety of online advertising packages to clients, including banner advertisements, event sponsorships, and targeted and direct response advertisements. Our advertising revenues are derived principally from short-term advertising arrangements, averaging one to three months. We generally guarantee a minimum number of impressions, defined as the number of times that an advertisement appears in pages viewed by the users of our online properties, for a fixed fee. In addition to advertising revenues, we derive other revenues through the sale of video games and related products through our online store, the sale of our games information magazine through newsstands and subscriptions and electronic commerce revenue shares.

  Revenues decreased to $4.7 million for the three months ended March 31, 2001 as compared with $7.0 million for the three months ended March 31, 2000. Advertising revenues for the three months ended March 31, 2001 were $2.3 million, which represented 49% of total revenues. Advertising revenues for the three months ended March 31, 2000 were $4.6 million, which represented 66% of total revenues. The decrease in advertising revenues was primarily attributable to an industry-wide decrease in the on-line advertising market which is expected to continue through much of 2001. This decrease was partially offset by growth in advertising revenues, due to our games magazine, which was acquired in February 2000. Revenues from our games magazine accounted for $1.0 and $0.3 million of total advertising revenues for the three months ended March 31, 2001 and 2000, respectively. Sales of merchandise through our online store accounted for $1.1 million or 24% and $2.2 million or 32% of total revenues for the three months ended March 31, 2001 and 2000, respectively. In order to realign our e-commerce operations to focus on video games and related products, the Company shut down its electronic commerce operations in Seattle Washington in April, 2000. Sales of our games information magazine through newsstands and subscriptions accounted for $1.3 million or 28% and $0.1 million or 2% of total revenues for the three months ended March 31, 2001 and March 31, 2000 respectively. We acquired our games information magazine in February 2000. Price increases and significant increases in circulation account for the year over year increase as well as the strategy to diversify revenues with less dependency on advertising revenues.

  Cost of Revenues. Cost of revenues consist primarily of Internet connection charges, staff and related costs of operations personnel, depreciation and maintenance costs of web site equipment, printing costs of our games magazine and the costs of merchandise sold and shipping fees in connection with our online store. Gross margins were 23% and 37% for the three months ended March 31, 2001 and 2000, respectively. The period-to-period decrease in the gross margins was primarily attributable to a higher concentration of electronic commerce and print advertising sales in our games information magazine, both of which traditionally result in lower gross margins than online advertising revenues. Cost of revenues in absolute dollar terms declined quarter over quarter due to the restructuring of costs in the 4th quarter and reduction in bandwidth costs.

  Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related expenses of sales and marketing personnel, commissions, advertising and marketing costs, public relations expenses, promotional activities and barter expense. Sales and marketing expense was $3.8 million for the three months ended March 31, 2001 as compared with $5.6 million for the three months ended March 31,2000. The period-to-period decrease in sales and marketing expense was attributable to reduced personnel costs and decreased advertising costs. As a percentage of revenues (80%) sales and marketing were flat quarter over quarter. The Company is reducing its marketing and advertising costs in absolute dollars, but sustaining its investment in its nation-wide sales force.

  Product Development. Product development expenses include salaries and related personnel costs, expenses incurred in connection with the development of, testing of and upgrades to our web sites and community management tools and editorial and content costs. Product development expenses decreased to $1.8 million for the three months ended March 31, 2001 as compared to $3.0 million for the three months ended March 31, 2000. The period-to-period decrease was related to the our restructuring and cost containment initiatives in the fourth quarter of 2000.

  General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related personnel costs for general corporate functions including finance, human resources, legal and facilities, outside legal and professional fees, bad debt expenses and general corporate overhead costs. General and administrative expenses were $2.1 million for the three months ended March 31, 2001 as compared with $3.2 million for the three months ended March 31, 2000. The period-to-period decrease was primarily attributable to decreased salaries and personnel costs as a result of our restructuring of the business in the fourth quarter of 2000.

  Amortization of Goodwill and Intangible Assets. Amortization expense was $2.8 million for the three months ended March 31, 2001 as compared with $7.6 million for the three months ended March 31, 2000. The period-to-period decrease in amortization expense was primarily attributable to the write down of goodwill
and intangibles assets  which occurred in the fourth quarter of 2000.    The
gross amount of goodwill and purchased intangibles as of March 31, 2001 is being amortized over the expected period of benefit ranging from two to three years (three years for goodwill).

  Interest and other income, net. Interest and other income, net primarily includes interest income from our cash and cash equivalents and short-term investments, interest expense related to our capital lease obligations and realized gains and losses from the sale of short-term investments. The quarter to quarter decrease in interest and other income, net was primarily attributable to decreased interest income earned on decreased cash and cash equivalents and short-term investments.

  Income Taxes. Income taxes were $102,000 for three months ended March 31, 2001 as compared with $70,000 for the three months ended March 31, 2000. Income taxes were based solely on state and local taxes on business and investment capital. The period-to-period increase was primarily the result of a NY State MTA surcharge for the year 2000. Our effective tax rate differs from the statutory federal income tax rate, primarily as a result of the uncertainty regarding our ability to utilize our net operating loss carryforwards. Due to the uncertainty surrounding the timing or realization of the benefits of our net operating loss carryforwards in future tax returns, we have placed a 100% valuation allowance against our otherwise recognizable deferred tax assets. At December 31, 2000, the Company had net operating loss carryforwards available for U.S. and foreign tax purposes of $105.2 million. These carryforwards expire through 2020. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Due to the change in our ownership interests in the third quarter of 1997 and May 1999, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), future utilization of our net operating loss carryforwards prior to the change of ownership will be subject to certain limitations or annual restrictions.

  LIQUIDITY AND CAPITAL RESOURCES

  As of March 31, 2001, we had approximately $5.8 million in cash and cash equivalents and approximately $3.0 million in short-term investments. Net cash used in operating activities was $6.6 million for the three months ended March 31, 2001 as compared to $9.0 million for the three months ended March 31, 2000. The decrease in net cash used in operating activities resulted primarily from a decrease in our net operating losses, exclusive of depreciation expense and amortization expense related to our acquisitions. The decrease was also attributable to decreases in accounts receivable, accounts payable and accrued compensation.

  Net cash used in investing activities was $0.4 million for the three months ended March 31, 2001 as compared to $8.1 million for the three months ended March 31, 2000. The decrease in net cash used in investing activities is primarily attributable to a decrease in the purchase of short-term investments and an increase in the proceeds received from the sale of short-term investments.

  Net cash used in financing activities was approximately $0.5 million for the three months ended March 31, 2001 as compared to $0.3 million for the three months ended March 31, 2000. The increase in net cash used in financing activities was primarily attributable to a reduction in the proceeds from exercise of common stock options.

     As of March 31, 2001, we had obligations amounting to $1.9 million in connection with equipment purchased under capital leases. These obligations are payable at various intervals between 2001 and 2003. We expect to meet our current capital lease obligations with our cash, cash equivalents, short-term investments, and security deposits.

  As of March 31, 2001, the amount remaining in the Factorymall.com restructuring accrual is $0.4 million, primarily related to severance and lease obligations, which will be paid out periodically through August 2002.

  In April 2001, the Company announced cost-reduction initiatives that would result in $8 million of savings on an annualized basis. Costs attributed to the elimination of 59 positions or 31% of the Company's workforce, primarily for severance benefits, are expected to be $450,000. We will record a charge in the second quarter 2001, all of which is expected to be paid by June, 2001.

  Our capital requirements depend on numerous factors, including market acceptance of our services, the capital required to maintain our websites, the resources we devote to marketing and selling our services and our brand promotions and other factors. We have experienced a substantial increase in our capital expenditures and lease arrangements since our inception consistent with the growth in our operations and staffing. We have received a report from our independent accountants, relating to our December 31, 2000 audited financial astatements containing an explanatory paragraph stating that our recurring losses from operations since inception and requirement for additional financing raises substantial doubt about our ability to continue as a going concern. Moreover, management's plans to continue as a going concern rely heavily on raising additional financing, increasing advertising revenues from our online and offline properties, as well as, a reduction of our operating in expenses. Under generally accepted auditing standards, the Company's auditors have concluded that they are unable to rely on these increased revenues in evaluating the achievability of management's plan to continue as a going concern. In addition to the revenue plan, management is currently exploring a number of strategic alternatives and is also continuing to identify and implement internal actions to improve the Company's liquidity. These alternatives may include selling assets or internet properties which could result in significant changes in our business plan.

     As of March 31, 2000, our sole source of liquidity consisted of $8.8 million of cash and cash equivalents and short-term investments. We currently do not have access to any other sources of funding, including debt and equity financing facilities. As of March 31, 2001, our principal commitments consisted of our operating obligations, amounts outstanding under operating and capital leases as well as long-term debt. We believe that our current cash may not be sufficient to meet our anticipated operating cash needs through January 1, 2002 on for the next 12 months commencing April 1, 2001. The Company has limited operating capital and no current access to credit facilities. The Company's continued operations therefore will depend on its ability to raise additional funds through bank borrowings or equity or debt financing.

     The capital markets have been unpredictable in the past, especially for early stage companies such as ours. In addition, it is difficult to raise capital in the current market conditions. The amount of capital that a company like ours is able to raise often depends on variables that are beyond our control, such as share price of our stock and its trading volume. As a result, there is no guarantee that our efforts to secure financing will be available on terms attractive to us, when needed or at all. Due to our operating losses, it will be difficult to obtain debt financing. If the Company is able to consummate a financing arrangement, there is no guarantee that the amount raised will be sufficient to meet our future needs. If adequate funds are not available or are not available on acceptable terms, our business, results of operations, financial condition and continued viability will be materially adversely effected. As a result, we may need to further reduce our staff and operations.

  If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced. Stockholders may experience extreme dilution due to our current stock price and the significant amount of financing we need to raise and these securities may have rights senior to those of holders of our Common Stock. We do not have any contractual restrictions on our ability to incur debt. Any indebtedness could contain covenants, which restrict our operations. See "Risk Factors" - We may need to raise additional funds, including through the issuance of debt."


  EFFECTS OF INFLATION

  Due to relatively low levels of inflation in 2000, 1999, 1998 and 1997, inflation has not had a significant effect on our results of operations since inception.

  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued and, as amended by SFAS 137, was adopted by us on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The Company's adoption of this statement in the first quarter of 2001, did not have a significant impact on the Company's historical financial statements as derivative instruments or hedging activities are not currently used. FASB Interpretation No 44, Accounting for Certain Transactions Involving Stock Compensation" ("FIN NO. 44") provides guidance for applying APB Opinion No 25. "Accounting for Stock Issued to Employees. With certain exceptions, FIN No. 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. The Company applied FIN No. 44 to account for its cancellation and reissuance of options and there has been no impact on its results of operations for the year ended December 31, 2000. The Company cannot estimate the impact of FIN No. 44 on its future results of operations as the charge is dependent on the future market price of the Company's common stock, which cannot be predicted with any degree of certainty. However, depending upon movements in the market value, this accounting treatment may result in significant non-cash compensation charges in the future.



                                  RISK FACTORS

  In addition to the other information in this report, the following factors should be carefully considered in evaluating our business and prospects.

  WE WILL NEED TO RAISE ADDITIONAL FUNDS IN ORDER TO CONTINUE OPERATIONS.

  Since our inception, we have incurred significant operating losses and we believe we will continue to incur operating losses for the foreseeable future. We also expect to incur negative cash flows for the foreseeable future as a result of our operating losses and our need to fund future capital expenditures. We have received a report from our independent accountants, relating to our December 31, 2000 audited financial statements containing an explanatory paragraph stating that we suffered recurring losses from operations since inception that raises substantial doubt about our ability to continue as a going concern. Moreover, management's plans to continue as a going concern rely heavily on raising additional financing, increasing advertising revenues from our online and offline properties, as well as further, reducing our operating expenses. These actions will be difficult to undertake. In addition, management is currently exploring a number of strategic alternatives and is also continuing to identify and implement internal actions to improve the Company's liquidity. These alternatives may include selling assets or internet properties which could result in significant changes in our business plan.

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

  DELISTING OF OUR COMMON STOCK.

  The shares of our Common Stock were delisted from the Nasdaq national market on April 23, 2001 and are now traded in the over-the-counter market on what is commonly referred to as the electronic bulletin board. As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of the securities. In addition, we are now subject to a Rule promulgated by the Securities and Exchange Commission that, if we fail to meet criteria set forth in such Rule, various practice requirements are imposed on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, the Rule may have a materially adverse effect on the ability of broker-dealers to sell the securities, which may materially affect the ability of shareholders to sell the securities in the secondary market.

  The recent delisting could make trading our shares more difficult for investors, potentially leading to further declines in share price. It may also make it more difficult for us to raise additional capital. We will also incur additional costs under state blue sky laws if we sell equity or issue equity upon exception of options in certain jurisdictions due to our delisting.

  REVENUE GROWTH IN PRIOR PERIODS MAY NOT BE INDICATIVE OF FUTURE GROWTH.

  Although we achieved significant total revenue growth during 1999 and 2000, our online advertising revenue decreased in 2000 due to the softness in the advertising market, which is expected to continue. Overall our revenues declined in the first quarter of 2001. Commencing in the third quarter 2000, our online advertising revenues decreased by $2.5 million compared to second quarter 2000, and decreased an additional $0.2 million in the fourth quarter of 2000. Our limited operating history makes prediction of future revenue growth difficult. Additionally, in April 2000, we elected to shut down our e-commerce operations in Seattle, Washington in an effort to realign our electronic commerce operations to focus on video games and related products. This negatively impacted our projected revenue growth from e-commerce. Accurate predictions of future revenue growth are also difficult because of the rapid changes in our markets and the possible need by us to sell assets to fund operations. Accordingly, investors should not rely on past revenue growth rates as a prediction of future revenue growth.

  WE EXPECT TO CONTINUE TO INCUR LOSSES.

  We have incurred net losses in each quarter since our inception and we expect that we will continue to incur net losses for the foreseeable future. We had net losses of approximately $103.9 million, $49.6 million, $16.0 million, $3.6 million and $0.8 million for the years ended December 31, 2000, 1999, 1998, 1997 and 1996, respectively. As of March 31, 2001, we had an accumulated deficit of approximately $183.4 million. The principal causes of our losses are likely to continue to be:

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

  OUR FINANCIAL PERFORMANCE AND SUBSEQUENT REDUCTIONS OF THE WORKFORCE MAY AFFECT THE MORALE AND PERFORMANCE OF OUR PERSONNEL AND ABILITY TO ENTER INTO NEW BUSINESS RELATIONSHIPS.

  We have incurred significant net losses since our inception. In an effort to reduce our cash expenses, we began to implement certain restructuring initiatives and cost reductions. In October 2000, we reduced our workforce by 26 employees. In April 2001, we further reduced our workforce by 59 employees. We have also left positions unfilled when certain employees have left the Company. In addition, recent trading levels of our common stock have decreased the value of the stock options granted to employees pursuant to our stock option plan. As a result of these factors, our remaining personnel may seek employment with larger, more stable companies or companies they perceive to have better prospects. It may be difficult to increase our revenues due to the decline in the number of employees. Our failure to retain qualified employees to fulfill our current and future needs could halt our future growth and have a material adverse affect on our business.

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

  WE RELY SUBSTANTIALLY ON ONLINE ADVERTISING REVENUES. THE ONLINE ADVERTISING MARKET HAS SIGNIFICANTLY DECLINED OVER THE PAST SEVERAL QUARTERS.

  We derive a substantial portion of our revenues from the sale of advertisements on our web sites. We expect to continue to do so for the foreseeable future. Our business model and revenues are highly dependent on the amount of traffic on our sites and our ability to properly monetize this traffic. The level of traffic on our sites determines the amount of online advertising inventory we can sell. Our ability to generate significant online advertising revenues depends, in part, on our ability to create new advertising programs without diluting the perceived value of our existing programs. Online advertising has dramatically decreased since the middle of 2000 and has continued to decline into the first quarter of 2001, which could have a material effect on the Company. The decline may continue throughout 2001. Many online advertisers have been experiencing financial difficulties which could materially impact our revenues and our ability to collect our receivables. Our ability to generate online advertising revenues will also depend, in part, on the following:

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

     WE MAY HAVE SIGNIFICANT STOCK BASED COMPENSATION CHARGES RELATED TO REPRICED OPTIONS.

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

     WE MAY BE UNSUCCESSFUL IN ESTABLISHING AND MAINTAINING BRAND AWARENESS; BRAND IDENTITY IS CRITICAL TO US.

     We believe that establishing and maintaining awareness of "theglobe.com" and "games.theglobe.com" brand name, and the brand names of our wholly owned subsidiaries, is critical to attracting and expanding our member base, the traffic on our web sites and our advertising and electronic commerce relationships. If we fail to promote and maintain our brand or our brand value is diluted, our business, operating results and financial condition could be materially adversely affected. The importance of brand recognition will increase because low barriers to entry may result in an increased number of web sites. To promote our brand, we may be required to continue to increase our financial commitment to creating and maintaining brand awareness. We may not generate a corresponding increase in revenues to justify these costs. Additionally, if members, other Internet users, advertisers and customers do not perceive our community experience or Games Network to be of high quality, or if we introduce new services or enter into new business ventures that are not favorably received by these parties, the value of our brand could be materially diluted.

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

     STAFF ATTRITION AND REDUCTIONS COULD STRAIN OUR MANAGERIAL, OPERATIONAL, FINANCIAL AND OTHER RESOURCES.

     We had 221 employees at December 31, 1999 197 employees at December 31, 2000; and 189 employees at March 31, 2001. Any staff attrition we experience, whether initiated by the departing employee or by us, could place a significant strain on our managerial, operational, financial and other resources. To the extent that we do not inititate or seek any staff attrition that occurs, there can be no assurance that we will be able to identify and hire adequate replacement staff promptly, if at all, and even that if such staff is replaced, we will be successful in integrating these employees. In the second quarter of 2001 we commenced a restructuring plan pursuant to which we eliminated 59 positions in response to changes in our business needs, such as redundancies in our research and development and client support functions. We expect to evaluate our needs and the performance of our staff on a periodic basis, and may choose to make further adjustments in the future. If the size of our staff is significantly reduced, either by our choice or otherwise, we could face significant management, operational, financial and other constraints. For example, it may become more difficult for us to manage existing, or establish new relationships with clients and other counterparties, or to expand and improve our service offerings. It may also become more difficult for us to implement changes to our business plan or to respond promptly to opportunities in the marketplace. Further, it may become more difficult for us to devote personnel resources necessary to maintain or improve existing systems, including financial and managerial controls, billing systems, reporting systems and procedures. Thus, any significant amount of staff attrition could cause our business and financial results to suffer.

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

     Our inability to manage growth effectively could have a material adverse effect on our business. We also have a substantially smaller work force after our restructuring to manage our growth.

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

     Due to time constraints on their abilty to serve, some of our Board of Directors will not be seeking reelection. Accordingly, we will have only one independent director and only one independent director on the Audit Committee. The nominees for election of Directors will be included in our Proxy Statement, which will be filed within 120 days of December 31, 2000.

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

     There are outstanding options to purchase 5,234,803 shares of Common Stock which become eligible for sale in the public market from time to time depending on vesting and the expiration of lock-up agreements. The issuance of these securities are registered under the Securities Act. In addition, there are outstanding warrants to purchase up to 4,011,534 shares of our Common Stock upon exercise. Substantially all of our stockholders holding restricted securities, including shares issuable upon the exercise of warrants to purchase our Common Stock, are entitled to registration rights under various conditions.

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

     Foreign Currency Risk. We transact business in the United Kingdom. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. The effect of foreign currency exchange rate fluctuations for 2000 and the first quarter of 2001 was not material. We do not use derivative financial instruments to limit our foreign currency risk exposure.

                                    PART II

                               OTHER INFORMATION

  ITEM 1.   LEGAL PROCEEDINGS

  See Note 6 - "Commitments and Contingencies" in Part I, Item 1, "Condensed Consolidated Financial Statements."

  ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

  (a) Sales of Unregistered Securities

  None.

  (b) Use of Proceeds from Sales of Registered Securities.

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

     None

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereto duly authorized.



                    theglobe.com, inc.

                    /s/ Stephanie Hauge
                    -------------------

                    Stephanie Hauge
                    Vice President, Chief Financial Officer
                    and Treasurer (Principal Financial and
                    Accounting Officer)

  May 15, 2001