Form 10-Q
period 2001-06-30
THEGLOBE COM INC
filed 2001-08-14
CIK 1066684

     As filed with the Securities and Exchange Commission on August 14, 2001

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X|   Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

                                       or

|_|   Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

      For the transition period from _______________ to ___________________

                           Commission File No. 0-25053

                               theglobe.com, inc.

             (Exact Name of Registrant as Specified in Its Charter)

                 State of Delaware                     14-1782422
               ----------------------                 --------------
           (State or Other Jurisdiction of           (I.R.S. Employer
            Incorporation or Organization)          Identification No.)

                  120 Broadway
                New York, New York                        10271
        ----------------------------------                -----
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

      Yes |X| No |_|

      The number of shares outstanding of the Registrant's Common Stock, $.001 par value (the "Common Stock"), as of August 6, 2001 was 31,081,574.

                               theglobe.com, inc.

                                    FORM 10-Q

                                      INDEX

                          PART I FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

Item 1. Condensed Consolidated Financial Statements

      Condensed Consolidated Balance Sheets at June 30, 2001 (unaudited)
        and December 31, 2000                                               1

      Unaudited Condensed Consolidated Statements of  Operations for the
      three and six months ended June 30, 2001 and 2000                     2

      Unaudited Condensed Consolidated Statements of Cash Flows for the
       six months ended June 30, 2001 and 2000                              3

      Notes to Unaudited Condensed Consolidated Financial Statements        4

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                               13

Item 3. Qualitative and Quantitative Disclosures about Market Risk          33

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

Item 3. Defaults Upon Senior Securities                                     II-1

Item 4. Submission of Matters to a Vote of Security Holders                 II-1

Item 5. Other Information                                                   II-1

Item 6. Exhibits and Reports on Form 8-K                                    II-1

        A. Exhibits
        B. Reports on Form 8-K                                              II-2

Signatures                                                                  II-2

                          PART I FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               theglobe.com, inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        June 30        December 31,
                                                                         2001              2000
                                                                     -------------     -------------
                                                                      (unaudited)
      ASSETS
 Current Assets:
   Cash and cash equivalents ....................................    $   1,458,590     $  13,349,554
   Short-term investments .......................................        3,054,888         2,996,250
   Accounts receivable, net .....................................        3,135,229         4,316,973
   Prepaid and other current assets .............................        1,693,080         2,439,382
                                                                     -------------     -------------

     Total current assets .......................................        9,341,787        23,102,159

 Restricted investments .........................................        1,469,730         3,485,007
 Property and equipment, net ....................................        4,874,255         7,975,967
 Goodwill and other intangible assets, net ......................       11,030,988        19,967,910
                                                                     -------------     -------------

     Total assets ...............................................    $  26,716,760     $  54,531,043
                                                                     =============     =============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
   Accounts payable .............................................    $   1,230,639     $   2,677,679
   Accrued expenses .............................................        1,493,500         2,540,289
   Accrued compensation .........................................          413,337         1,670,088
   Deferred revenue .............................................          256,395           729,027
   Current portion of long-term debt and current installments
     of capital lease obligations ...............................          711,482         1,917,077
                                                                     -------------     -------------

     Total current liabilities ..................................        4,105,353         9,534,160

 Long-term debt and capital lease obligations, excluding
    current installments ........................................           85,953           498,337
 Deferred rent ..................................................          609,209           552,227

 Stockholders' Equity:
   Common stock .................................................           31,082            31,080
   Common stock held in treasury, at cost .......................         (371,458)         (371,458)
   Additional paid-in capital ...................................      218,255,565       218,254,968
   Accumulated other comprehensive loss .........................          (82,752)          (55,682)
   Accumulated deficit ..........................................     (195,916,192)     (173,912,589)
                                                                     -------------     -------------

     Total stockholders' equity .................................       21,916,245        43,946,319
                                                                     -------------     -------------
   Commitments and contingencies

Total liabilities and stockholders' equity ......................    $  26,716,760     $  54,531,043
                                                                     =============     =============

See accompanying notes to unaudited condensed consolidated financial statements.

                               theglobe.com, inc.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Three Months Ended                  Six Months Ended
                                                        June 30,                           June 30,
                                              -----------------------------     -----------------------------
                                                  2001             2000             2001             2000
                                              ------------     ------------     ------------     ------------
                                                       (unaudited)                       (unaudited)
Revenues:
Advertising ..............................    $  1,764,506     $  6,118,872     $  4,088,473     $ 10,733,914
Electronic commerce and other ............       2,783,300        2,258,603        5,206,509        4,622,746
                                              ------------     ------------     ------------     ------------

        Total revenues ...................       4,547,806        8,377,475        9,294,982       15,356,660

Cost of revenues .........................       3,713,263        4,683,143        7,392,007        9,091,141
                                              ------------     ------------     ------------     ------------

        Gross profit .....................         834,543        3,694,332        1,902,975        6,265,519

Operating expenses:
  Sales and marketing ....................       3,233,229        7,917,997        7,027,324       13,515,095
  Product development ....................       1,114,195        2,824,048        2,914,119        5,791,795
  General and administrative .............       1,934,241        3,527,250        4,017,665        6,738,293
  Restructuring and impairment charges ...       5,060,993       15,583,110        5,060,993       15,583,110
  Amortization of goodwill
    and intangible assets ................       2,840,098        6,980,614        5,683,195       14,604,784
                                              ------------     ------------     ------------     ------------

         Total operating expenses ........      14,182,756       36,833,019       24,703,296       56,233,077
                                              ------------     ------------     ------------     ------------

        Loss from operations .............     (13,348,213)     (33,138,687)     (22,800,293)     (49,967,558)

Interest and other income, net ...........         722,769          455,952          819,251          875,998
                                              ------------     ------------     ------------     ------------
        Loss before provision
          for income taxes ...............     (12,625,444)     (32,682,735)     (21,981,070)     (49,091,560)

Provision for income taxes ...............         (79,180)          50,269           22,533          120,439
                                              ------------     ------------     ------------     ------------

        Net loss .........................    $(12,546,264)    $(32,733,004)    $(22,003,603)    $(49,211,999)
                                              ============     ============     ============     ============
Basic and diluted net loss
  per share ..............................    $       0.41)    $      (1.07)    $      (0.72)    $      (1.66)
                                              ============     ============     ============     ============
Weighted average basic and
  diluted shares outstanding .............      30,382,036       30,633,713       30,382,036       29,719,121
                                              ============     ============     ============     ============

See accompanying notes to unaudited condensed consolidated financial statements.

                               theglobe.com, inc.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Six Months Ended
                                                                               June 30,
                                                                      -----------------------------
                                                                          2001             2000
                                                                      -----------------------------
                                                                              (unaudited)
Cash flows from operating activities:
 Net loss ........................................................    $ (22,003,603)   $(49,211,999)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization .................................       7,993,018       16,531,536
   Deferred Compensation .........................................              --           60,024
Loss on sale of property and equipment ...........................           2,307               --
Loss on sale of short-term securities ............................              --          108,929
Deferred rent ....................................................          56,982           56,982
Repricing of Options .............................................              --           16,923
Non-cash restructuring and impairment charges ....................       4,537,383       14,493,057
Non-cash marketing expenses ......................................              --        1,075,222

Changes in operating assets and liabilities, net of effect of acquisitions:
   Accounts receivable, net ......................................       1,181,744         (460,512)
Prepaid and other current assets .................................         746,302           90,313
   Accounts payable ..............................................      (1,447,040)      (1,471,449)
   Accrued expenses ..............................................      (1,046,789)         332,637
   Accrued compensation ..........................................      (1,256,751)        (737,856)
   Deferred revenue ..............................................        (472,632)         (14,369)
                                                                      ------------     ------------
Net cash used in operating activities ............................      11,769,079)     (19,130,562)
                                                                      ------------     ------------

Cash flows from investing activities:
 Purchases of short-term securities ..............................         (58,638)     (12,471,800)
 Proceeds from sale and maturities of short-term securities ......              --       19,121,536
Proceeds from sale of property and equipment .....................           6,615               --
Purchases of property and equipment ..............................        (440,689)      (2,071,257)
 Cash paid for acquisitions, net of cash acquired ................              --         (263,707)
 Receipt (payments) of security deposits, net ....................       2,015,277       (1,506,478)
                                                                      ------------     ------------
Net cash provided  in investing activities .......................       1,522,565        2,808,294
                                                                      ------------     ------------
Cash flows from financing activities:
Payments under capital lease obligations .........................      (1,617,979)        (894,271)
 Payments of long-term debt ......................................              --          (56,321)
 Proceeds from exercise of common stock options and warrants .....              --          317,086
Net proceeds from issuance of common stock .......................             599           53,993
                                                                      ------------     ------------

Net cash used in financing activities ............................      (1,617,380)        (579,513)
                                                                      ------------     ------------

Net change in cash and cash equivalents ..........................     (11,863,894)     (16,901,781)

Effect of exchange rate changes on cash and cash equivalents .....         (27,070)         (28,733)

Cash and cash equivalents at beginning of period .................      13,349,554       36,585,998
                                                                      ------------     ------------
Cash and cash equivalents at end of period .......................    $  1,458,590     $ 19,655,484
                                                                      ============     ============
Supplemental disclosure of noncash transactions:
 Equipment acquired under capital leases .........................    $         --     $     64,739
                                                                      ============     ============

See accompanying notes to unaudited condensed consolidated financial statements.

                               theglobe.com, inc.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      (1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a) Description of the theglobe.com

      theglobe.com, inc. (the "Company" or "theglobe") was incorporated on May 1, 1995 (inception) and commenced operations on that date. theglobe.com is an online property with registered members and users in the United States and abroad. theglobe's users are able to personalize their online experience by publishing their own content and interacting with others having similar interests. The Company's revenue sources include the sale of advertising on its online properties and the development and sale of sponsorship placements within its websites. Additional revenues are generated through the sale of video games and related products through its online store, the sale of advertising in its games information magazine, the sale of its games information magazine through newsstands and subscriptions and electronic commerce revenue shares (representing the Company's share of the proceeds from its e-commerce partners' sales). See Note 6 - Subsequent Events for additional information regarding cost-reductions and restructuring initiatives made in August 2001, affecting the Company's online properties.

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

      (c) Unaudited Interim Condensed Consolidated Financial Information

      The unaudited interim condensed consolidated financial statements of the Company as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed consolidated financial statements.

      In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2001 and the results of its operations for three and six months ended June 30, 2001 and 2000 and its cash flows for six months ended June 30, 2001 and 2000.

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

      (d) Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions relate to estimates of collectibility of accounts receivable, the valuation of inventory, the realization of goodwill and other intangible assets, accruals and other factors. Actual results could differ from those estimates.

      (e) Cash and Cash Equivalents

      The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. Cash equivalents were $0 at June 30, 2001 and $11.4 million of government securities at December 31, 2000.

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

      The Company's short-term investments were comprised of the following at June 30, 2001 and December 31, 2000:

                                                 June 30,    December 31,
                                                   2001          2000
                                               ------------  ------------

      Held-to-maturity securities .........    $  3,054,888  $  2,996,250
                                               ------------  ------------

      (g) Restricted Investments

      Restricted investments consists of a certificate of deposit which secure the company's contingent liability under a standby letter of credit of $1.4 million at June 30, 2001. The letter of credit relates to the Company's office-space lease. ( See Item 2, No. 6.)

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

      (i) Comprehensive Loss

      The Company's comprehensive loss was approximately $12.5 million and $32.8 million for the three months ended June 30, 2001 and 2000, respectively, and $22.0 million and $49.2, million, respectively, for the six months ended June 30, 2001 and 2000. The Company's other comprehensive loss as of June 30, 2001 and December 31, 2000 consisted of approximately $83,000 and $56,000 of losses. The June 30, 2001 other comprehensive loss represents $102,000 of foreign currency translation adjustments and $19,000 of unrealized gains on short-term marketable securities. The other comprehensive loss as of December 31, 2000 is related to the Company's foreign currency translation adjustment.

      (j) Revenue Recognition

      Advertising

      The Company's revenues have been derived principally from the sale of online and print advertisements under short-term contracts, video games and related products, and the publishing of a games information magazine. To date, the duration of the Company's advertising commitments has generally averaged from one to three months. Online advertising revenues are recognized ratably in the period in which the advertisement is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Company obligations typically include the guarantee of a minimum number of "impressions", defined as the number of times that an advertisement appears in pages viewed by the users of the Company's online properties, for a fixed fee. Payments received from advertisers prior to displaying their advertisements on the Company's sites are recorded as deferred revenues and are recognized as revenue ratably when the advertisement is displayed. To the extent minimum guaranteed impressions levels are not met, the Company defers recognition of the corresponding revenues until guaranteed levels are achieved. The Company's online advertising revenue includes the development and sale of sponsorship placements within its web sites. Development fees related to the sale of sponsorship placements on the Company's web sites are deferred and recognized ratably as revenue over the term of the contract. The Company also derives revenue through the sale of advertisements in its games information magazine, which was acquired in February 2000. Advertising revenues for the games information magazine are recognized at the on-sale date.

      Advertising revenue from the Company's online properties for the three and six months ended June 30, 2001 and 2000, respectively, was $1.1 million and $2.3 million, and $5.3 million and $9.5 million, respectively. Advertising revenue from the Company's games magazine for the three and six months ended June 30, 2001 and 2000, respectively was $0.7 million and $1.8 million, and $0.8 million and $1.2 million, respectively. Advertising revenue accounted for 38% and 44%, and 73% and 70% of total revenues for three and six months ended June 30, 2001 and 2000, respectively. See Note 6
- Subsequent Events for additional information regarding cost-reductions and restructuring initiatives affecting the Company's online properties.

      The Company trades advertisements on its web properties in exchange for advertisements on the Internet sites of other companies. Barter revenues and expenses are recorded at the fair market value of services provided or received, whichever is more readily determinable in the circumstances. Revenue from barter transactions is recognized as income when advertisements are delivered on the Company's web properties. Barter expense is recognized when the Company's advertisements are run on other companies' web sites, which typically occurs in the same period in which barter revenue is recognized. Barter revenues and expenses represented 2% and 2% of total revenues for the three and six months ended June 30, 2001 and 6% and 4% of total revenues for the three and six months ended June 30, 2000.

      Electronic Commerce and Other

      The Company derives other revenues from the sale of video games and related products through its online store, the sale of its games information magazine through newsstands and subscriptions and electronic commerce revenue shares. Sales from the online store are recognized as revenue when the product is shipped to the customer. Freight out costs are included in net sales and have not been significant to date. The Company provides an allowance for merchandise sold through its online store. The allowance provided to date has not been significant. Newsstand sales of the games information magazine are recognized at the on-sale date, net of provisions for estimated returns. Subscriptions are recorded as deferred revenue when initially received and recognized as income pro ratably over the subscription term. Revenues from the Company's share of the proceeds from its e-commerce partners' sales are recognized upon notification from its partners of sales attributable to the Company's sites. Sales through the online store accounted for 33% and 28% of total revenues for the three and six months ended June 30, 2001 and 18% and 24% of total revenues for the three and six months ended June 30, 2000. Sales of the Company's games information magazine through newsstands and subscriptions accounted for 29% and 28%, and 9% and 6% of total revenue for the three and six months ended June 30, 2001 and June 30, 2000 respectively. The Company acquired its games information magazine in February 2000. To date, revenues from the Company's electronic commerce revenue share agreements have been immaterial.

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

      The Company's customers are primarily concentrated in the United States. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. Concentration of credit risk is limited due to the Company's large number of customers, however the Company's online advertising client base has been until recently concentrated among dedicated internet companies.

      For the three and six months ended June 30, 2001 and 2000, there were no customers that accounted for over 10% of revenues generated by the Company. The Company had no customers that represented more than 10% of accounts receivable as of June 30, 2001.

      (l) Net loss per share

      Diluted net loss per share has not been presented separately, as the outstanding stock options, warrants and contingent stock purchase warrants are anti-dilutive for each of the periods presented.

      Diluted net loss per share for the three and six months ended June 30, 2001 and 2000 does not include the effects of (1) options to purchase 3,472,292 and 4,234,864 shares of common stock, respectively, and (2) warrants to purchase 4,011,534 and 4,011,534 shares of common stock, respectively.

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

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

      The Company is required to adopt the provisions of SFAS No. 141 immediately and SFAS No. 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

      SFAS No. 141 will require upon adoption of SFAS No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

      In connection with the transitional goodwill impairment evaluation, SFAS No. 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

      As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $7.0 million, all of which will be subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill was $27.2 and $5.7 million for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

(2) STOCK OPTION REPRICING

      On May 31, 2000, the Company offered to substantially all of its employees, excluding executive officers and the Board of Directors, the right to cancel certain outstanding stock options and receive new options with an exercise price equal to the then current fair market value of the stock. Options to purchase a total of approximately 1.1 million shares, approximately 20% of outstanding options, were canceled and approximately 856,000 new options were granted at an exercise price of $1.594 per share, which was based on the closing price of the Company's common stock on May 31, 2000. The new options vest at the same rate that they would have vested under previous option plans. As described above in note 1(n), the Company is accounting for these repriced stock options using variable accounting in accordance with FIN No. 44. In addition, as a result of options which were granted within six months of the cancellations, an additional 244,000 options also require variable accounting in accordance with FIN No. 44. For the year ended December 31, 2000 and the three and six months ended June 30, 2001, there has been no compensation charge relating to the repricing. Depending upon movements in the market value of the Company's common stock, this accounting treatment may result in significant non cash compensation charges in future periods.

(3) RESTRUCTURING AND IMPAIRMENT CHARGES

For the three and six months ended June 30, 2001 and 2000, the Company recorded restructuring and impairment charges of $5.1 million and $15.6 million, respectively.

In the second quarter of 2001, the Company announced additional cost-reduction initiatives. These initiatives included the elimination of 59 positions, or 31% of the Company's workforce. The severance benefits of $469,610 were paid in the second quarter of 2001. Additionally, the Company closed its San Francisco office in May 2001 and an additional $54,000 security deposit was relinquished as settlement to terminate the remaining lease obligation.

In the second quarter of 2001, the Company recorded impairment charges of $4.5 million as a result of management's ongoing business review and impairment analysis performed under its existing policy regarding impairment of long-lived assets.

Where impairment indicators were identified, management determined the amount of the impairment charge by comparing the carrying values of goodwill and other long-lived assets to their fair values. Management determines fair value based on a market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to the company. As a result, during management's quarterly review of the value and periods of amortization of both goodwill and other long-lived assets, it was determined that the carrying value of goodwill and certain other tangible and intangible assets were not fully recoverable.

In 1999, the Company completed acquisitions of Attitude Network, Ltd and the web hosting assets of Webjump.com ("Web-based properties"). The Company also acquired tangible assets such as server and computer equipment principally during the years 1999 and 2000. These tangible assets were used for serving and hosting the various websites of the Company. The Company's revaluation of goodwill and intangible assets related to its Web-based properties and the tangible assets was triggered by the continued and prolonged decline in Internet advertising throughout 2000 and 2001, which significantly impacted current projected advertising revenue generated from these web based properties and tangible assets and has resulted in declines in operating and financial metrics over the past several quarters, in comparison to the metrics forecasted at the time of their respective acquisitions.

It was determined that the fair value of goodwill and intangible assets related to its web-based properties and the tangible assets were less than the recorded amount. Therefore, impairment charges of $3.2 million and $1.3 million, respectively, were recorded. The methodology used to test for and measure the amount of the impairment charge related to the intangible assets was based on the same methodology as used during the initial acquisition valuation of these web-based properties. The impairment related to the tangible assets was based on the estimated net realizable value of these assets. The impairment factors evaluated by management may change in subsequent periods, given that the Company's business operates in a highly volatile business environment. This could result in material impairment charges in the future.

As of June 30, 2001, after giving effect to the fourth quarter of 2000 and second quarter of 2001 impairment charges, the total remaining amount of goodwill and other intangible assets, net, is $2.1 million for Attitude Networks which was acquired in April 1999, zero for Webjump which was acquired in December 1999 and $8.9 million for Chips and Bits and Startegy Plus which was acquired in February 2000.

As of June 30, 2001, the amount remaining in the Factorymall.com restructuring accrual recorded in the second quarter of 2000 is $0.3 million, primarily related to severance and lease obligations, which will be paid out periodically through August 2002. The total restructuring accrual of

$0.3 million is included within accrued expenses. The severance payment obligations associated with the Company's fourth quarter of 2000 restructuring initiatives has been fully paid as of June 30, 2001.

See Note 6 - Subsequent Events for additional information regarding cost-reductions and restructuring initiatives affecting the Company's online properties during the third quarter of 2001.

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

      The consideration paid by the Company consisted of 1,903,977 shares of the Company's Common Stock, valued at $14.9 million. The Company also incurred acquisition costs of approximately $0.6 million. An additional payment of $1.3 million in newly issued shares of Common Stock was contingent upon the attainment of certain performance targets by Chips & Bits and Strategy Plus during the 2000 fiscal year. See note 5 (b) regarding the settlement of this contingent obligation. This contingency was resolved without any impact on the Company.

      This transaction was accounted for under the purchase method of accounting. The aggregate purchase price of these transactions was $15.5 million. The Company has allocated $1.1 million to the net tangible assets of Chips & Bits and $1.6 million to the net tangible liabilities of Strategy Plus. The historical carrying amounts of the net tangible assets acquired and liabilities assumed by the Company approximated their fair market value on the date of acquisition. The purchase price in excess of the fair market value of the net tangible assets acquired and liabilities assumed by the Company amounted to $16.0 million and has been preliminarily allocated to goodwill. The goodwill amount is being amortized under the straight-line method over an estimated useful life of 3 years, the expected period of benefit. The remaining amount of goodwill and other intangibles, net is $8.9 million as of June 30, 2001. Chips & Bits and Strategy Plus's results of operations are included in the condensed consolidated statement of operations from February 24, 2000.

      The following unaudited pro forma consolidated financial information gives effect to the above described acquisition, as if the acquisition had occurred at January 1, 2000 by consolidating the results of operations of the Company, Chips & Bits and Strategy Plus for the three and six months ended June 30, 2000.

                                                              Three Months Ended          Six Months Ended
                                                                    June 30                   June 30
                                                             ---------------------     ----------------------
                                                               2001         2000         2001         2000
                                                             ---------------------     ----------------------
                                                                  (in thousands, except per share data)
Revenue .................................................    $  4,548     $  8,377     $  9,295     $ 17,055
Net loss ................................................    $(12,546)    $(32,733)    $(22,004)    $(50,533)
Basic and diluted net loss per share ....................    $  (0.41)    $  (1.07)    $  (0.72)    $  (1.67)
Weighted average basic and diluted shares outstanding ...      30,382       30,634       30,382       30,294

      (5) COMMITMENTS AND CONTINGENCIES

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

            On February 14, 2001, Mohammed Poonja, Chapter 11 Trustee for the estate of Infonent.com, Inc. (the "Trustee"), served an Amended Complaint on the Company and Jump Acquisition, LLC ("Jump"). The Company has not, as of April 2, 2001, responded to the

Amended Complaint. The Amended Complaint asserts claims for violation of the automatic stay provision, 11 U.S.C. ss. 362, as a result of the Company's exercise of its contractual right to terminate the registration statement for Infonent.com, Inc.'s shares in the Company pursuant to a November 30, 1999 Registration Rights Agreement between the Company and Infonent.com, Inc.; breach of contract for the Company's and Jump's alleged failure to make certain earn-out payments to Infonent.com, Inc. in connection with a November 30, 1999 purchase agreement (the "Agreement"); breach of the implied covenant of good faith and fair dealing in connection with the Agreement; fraud; negligence; and breach of contract and breach of the implied covenant of good faith and fair dealing for its alleged delay in registering newly-issued shares of the Company's common stock in connection with the Registration Rights Agreement. The Amended Complaint seeks $9,524,859 in damages, plus interest, compensatory damages on the automatic stay cause of action, costs and disbursements of the action, and attorneys' fees. The Company filed an Answer on May 2, 2001 denying the allegations made in the Amended Complaint. The Trustee has withdrawn its claim for violation of the Automatic Stay by the Company. The Company and the Trustee have agreed to transfer venue to Federal Court in New York, New York. In August 2001, the Company has reached a settlement in principle with the trustee for Infonent.com for $175,000, and expects to receive the settlement papers shortly.

            On August 3, 2001, three identical class action complaints alleging violations of the federal securities laws were filed in the United States District Court for the Southern District of New York naming theglobe.com, inc., certain of its officers and directors, and Bear Stearns & Co., the underwriter of the company's initial public offering, as defendants. The complaints allege, among other things, that the underwriters of the company's initial public offering violated the securities laws by failing to disclose certain alleged compensation arrangements (such as undisclosed commissions or stock stabilization practices) in the offering's registration statement. theglobe.com, inc. and certain of its officers and directors are named in the complaints pursuant to Section 11 of the Securities Act of 1933. Similar complaints have allegedly been filed against more than 100 other issuers that have had initial public offerings since 1998. The company anticipates that the actions described above, and any additional related complaints that may be filed, will be consolidated into a single action. We intend to defend these actions vigorously. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of this litigation could have an adverse impact on our business, financial condition and results of operations.

      From time to time the Company has been named in other claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

      (b) Contingent Stock Issuances

            In connection with the acquisition of the web hosting assets of Webjump.com in December 1999, an additional payment of $1.25 million, payable in newly issued shares of common stock, was contingent based upon the attainment of certain performance targets measured as of November 30, 2000. Management determined that such targets were not achieved as of the measurement date, however, on February 14, 2001, the former shareholder group filed a lawsuit against the Company claiming that they are entitled to $9.5 million related to the above mentioned targets. See Note 5 (a) above for additional information.

      In connection with the acquisition of Chips & Bits, Inc. and Strategy Plus, Inc. in February 2000, an additional payment of $1.25 million, payable in newly issued shares of Common Stock, was contingent on the attainment of certain performance targets by Chips & Bits, Inc. and Strategy Plus, Inc. During August 2001, the Company settled the contingency resulting in no additional consideration being paid to the former shareholders.

      (6) SUBSEQUENT EVENTS

      On August 3, 2001, the Company announced additional cost-reduction and restructuring initiatives aimed at significantly reducing liabilities to preserve working capital. The Company is closing its community business at www.theglobe.com, and its small-business web-hosting property www.webjump.com (and the associated hosting facility), effective August 15, 2001 as well as significantly scaling down its online games operations. These actions have resulted in the elimination of 60 positions, or 49 % of the Company's workforce.

            Effective August 2, 2001, the Company terminated its existing lease obligation at its 120 Broadway location and will be relocating its remaining corporate staff to a new location in New York City with a short-term lease. The Company's letter of credit of $1.4 million will be released net of any assessments 30 days after the execution of the termination agreement.

      As a result of the aforementioned items, the Company will incur additional restructuring charges in the third quarter of 2001. These charges include employee severance costs of approximately $1.1 million required to be given under the WARN Act and employee contracts, as well as additional impairment charges associated with the Company's leasehold improvements and other equipment at its 120 Broadway location which are expected to range between $ 4.0 million and $4.3 million.

In addition, the Company has received and accepted an offer in August 2001 for the sale of its Games Domain UK property, part of Attitude Network acquired in April, 1999., which is contingent upon successful due diligence by the acquirer.

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

RECENT DEVELOPMENTS

            On August 3, we announced additional cost-reduction and restructuring initiatives aimed at significantly reducing liabilities to preserve working capital. Due to the significant and prolonged decline in the Internet advertising sector we elected to close our community business at www.theglobe.com and our small-business web-hosting property www.webjump.com (and the associated hosting facility), effective August 15, 2001 as well as significantly scaling down online games operations. In addition, we have decided to seek buyers for our games properties. This strategy has resulted in shifting our business strategy from operating as a going concern to trying to sell our game properties. We may be unable to sell our games properties quickly, if at all, which would result in continued depletion of our cash position since our games business currently operates at a cash loss. The games properties may also lose some of their value while we try to sell them as we will not have full corporate support for these businesses. These actions have resulted in the elimination of 60 positions, or 49% of our workforce.

  Effective August 2, 2001, we terminated our existing lease obligation at our 120 Broadway location and will be relocating its remaining corporate staff to a new location in New York City with a short-term lease. The Company's letter of credit of $1.4 million will be released net of any assessments 30 days after the execution of the termination agreement.

  As a result of the aforementioned items, we will incur additional restructuring charges in the third quarter of 2001. These charges include employee severance costs of approximately $1.1 million required to be given under the WARN Act and employee contracts, as well as additional impairment charges associated with leasehold improvements and other equipment at our 120 Broadway location which are expected to range between $ 4.0 million and $4.3 million.

  In addition, we have received and accepted an offer in August 2001 for the sale of its Games Domain UK property, part of Attitude Network acquired in April, 1999, which is contingent upon successful due diligence by the acquirer.

OVERVIEW

            As of June 30, 2001, we were a network of nine wholly-owned properties (eight of which are online properties and one of which is an offline property) focused on delivering community and/or games information to our registered members in the United States and abroad. Each of these nine properties specializes in bringing people together around shared topics of interest. We deliver community through: (1) our leading games information network, games.theglobe.com, which consists of six online properties:
HappyPuppy.com, KidsDomain.com, Computer Games Online (cdmag.com), Chips & Bits (chipsbits.com), GamesDomain.com, and ConsoleDomain.com, as well as our offline property Computer Games Magazine; (2) our flagship website, theglobe.com, which features our community tools globeclubs and uPublish!, both of which enable users to personalize their online experience by interacting with other users around similar interests; (3) distribution of our community tools and services and/or our games information content to other Web properties; and, (4) providing web hosting services to the small business sector (businesses and professional webmasters).

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

In February 2000, we acquired Chips & Bits, Inc. and Strategy Plus, Inc., providers of online and offline entertainment content focused towards game enthusiasts. The total purchase price for this transaction was approximately $15.3 million and was comprised, in part, of 1.9 million newly issued shares of Common Stock. An additional $1.25 million, payable in newly issued shares of Common Stock, was contingent on the attainment of certain performance targets by Chips & Bits, Inc. and Strategy Plus, Inc. During August 2001, the Company settled the contingency resulting in no additional consideration being paid to the former shareholders.

      RESULTS OF OPERATIONS

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

Revenues decreased to $4.5 million and $ 9.3 million for the three and six months ended June 30, 2001 as compared with $8.4 million and $15.4 million for the three and six months ended June 30, 2000. Advertising revenues for the three and six months ended June 30, 2001 were $1.8 million and $4.1 million, respectively, which represented 39% and 44% of total revenues. Advertising revenues for the three and six months ended June 30, 2000 were $6.1 million and $10.7 million, respectively, which represented 73% and 70% of total revenues. The decrease in advertising revenues was primarily attributable to an industry-wide decrease in the on-line advertising market which is expected to continue through the balance of 2001. This decline was partially offset by growth in advertising revenues due to our games magazine which was acquired in February, 2000. Advertising revenue from our online properties for the three and six months ended June 30, 2001 and 2000, respectively, was $1.1 million and $2.3 million, and $5.3 million and $9.5 million, respectively. Advertising revenue from our games magazine for the three and six months ended June 30, 2001 and 2000, respectively was $0.7 million and $1.8 million, and $0.8 million and $1.2 million, respectively. Sales of merchandise through our online store accounted for $1.5 million or 33% and $2.6 million or 28%, and $1.5 million or 18% and $3.7 million or 24% of total revenues for the three and six months ended June 30, 2001 and 2000, respectively. In order to realign our e-commerce operations to focus on video games and related products, the Company shut down its electronic commerce operations in Seattle Washington in April 2000. Sales of our games information magazine through newsstands and subscriptions accounted for $1.3 million or 29% and $2.6 million or 28%, and $0.8 million or 9% and $0.9 million or 6% of total revenues for the three and six months ended June 30 2001 and 2000 respectively. We acquired our games information magazine in February 2000. Price increases and significant increases in circulation account for the year over year increase as well as the strategy to diversify revenues with less dependency on advertising revenues.

      Cost of Revenues. Cost of revenues consists primarily of Internet connection charges, staff and related costs of operations personnel, depreciation and maintenance costs of web site equipment, printing costs of our games magazine and the costs of merchandise sold and shipping fees in connection with our online store. Gross margins were 18% and 20%, and 44% and 41% for the three and six months ended June 30, 2001 and 2000, respectively. The period-to-period decrease in the gross margins was primarily attributable to a higher concentration of electronic commerce and print advertising sales in our games information magazine, both of which traditionally result in lower gross margins than online advertising revenues.

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related expenses of sales and marketing personnel, commissions, advertising and marketing costs, public relations expenses, promotional activities and barter expense. Sales and marketing expense was $3.2 million and $7.0 million for the three and six months ended June 30, 2001 as compared with $7.9 million and $13.5 million for the three and six months ended June 30, 2000. The period-to-period decrease in sales and marketing expense was attributable to reduced personnel costs and decreased advertising costs. The Company is reducing its marketing and advertising costs in absolute dollars, but sustained its investment in its nation-wide sales force.

      Product Development. Product development expenses include salaries and related personnel costs, expenses incurred in connection with the development of, testing of and upgrades to our web sites and community management tools and editorial and content costs. Product development expenses decreased to $1.1 million and $2.9 million for the three and six months ended June 30, 2001 as compared to $$2.8 and $5.8 million for the three and six months ended June 30, 2000. The period-to-period decrease was related to our restructuring and cost containment initiatives.

      General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related personnel costs for general corporate functions including finance, human resources, legal and facilities, outside legal and professional fees, bad debt expenses and general corporate overhead costs. General and administrative expenses were $1.9 and $4.0 million for the three and six months ended June 30, 2001 as compared with $3.5 and $6.7 million for the three and six months ended June 30, 2000. The period-to-period decrease was primarily attributable to decreased salaries and personnel costs as a result of our continued restructuring of the business.

Restructuring and Impairment Charges. For the three and six months ended June 30, 2001 and 2000, we recorded restructuring and impairment charges of $5.1 million and $15.6 million, respectively.

In the second quarter of 2001, restructuring charges consist of elimination of 59 positions, or 31% of the Company's workforce. As a result, severance benefits of $469,610 were paid in the second quarter of 2001. Additionally, we closed our San Francisco office in May 2001 and an additional $54,000 security deposit was relinquished as settlement to terminate the remaining lease obligation.

In the second quarter of 2001, we recorded impairment charges of $4.5 million as a result of management's ongoing business review and impairment analysis performed under its existing policy regarding impairment of long-lived assets. We had recorded an initial impairment charge of $19.6 million in fourth quarter of 2000. This compares to $15.6 million for the three and six months ended June 30, 2000 related to the closing of our electronic commerce operations in Seattle, Washington. The closure of the Seattle operations was the result of a realignment of our electronic commerce operations to focus on the direct sale of games.

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

In 1999, we completed acquisitions of Attitude Network, Ltd and the web hosting assets of Webjump.com ("Web-based properties"). We also acquired tangible assets such as server and computer equipment principally during the years 1999 and 2000. These tangible assets are used for serving and hosting the various websites of the Company. Our revaluation of goodwill and intangible assets related to the Web-based properties and the tangible assets was triggered by the continued and prolonged decline in Internet advertising throughout 2000 and 2001, which significantly impacted current projected advertising revenue generated from these web based properties and tangible assets and has resulted in declines in operating and financial metrics over the past several quarters, in comparison to the metrics forecasted at the time of their respective acquisitions.

It was determined that the fair value of goodwill and intangible assets related to the web-based properties and the tangible assets were less than the recorded amount. Therefore, impairment charges of $3.2 million and $1.3 million, respectively, were recorded. The methodology used to test for and measure the amount of the impairment charge related to the intangible assets was based on the same methodology we used during our initial acquisition valuation of the web-based properties Attitude and Webjump in 1999. The impairment related to the tangible assets was based on the estimated fair value of these assets. The impairment factors evaluated by management may change in subsequent periods, given that our business operates in a highly volatile business environment. This could result in material impairment charge in the future.

      Amortization of Goodwill and Intangible Assets. Amortization expense was $2.8 million and $5.7 million for the three and six months ended June 30, 2001 as compared with $7.0 million and $14.6 million for the three and six months ended June 30 2000. The period-to-period decrease in amortization expense was primarily attributable to the write down of goodwill and intangibles assets which occurred in the fourth quarter of 2000. The gross amount of goodwill and purchased intangibles as of June 30, 2001 is being amortized over the expected period of benefit ranging from two to three years (three years for goodwill). Refer to Recent Accounting Announcements, Part I - 1 n.

      Interest and other income, net. Interest and other income, net primarily includes interest income from our cash and cash equivalents and short-term investments, interest expense related to our capital lease obligations and realized gains and losses from the sale of short-term investments. The quarter over quarter increase in interest and other income, net was primarily attributable to recognition of interest income and net proceeds from the liquidation of collateral deposits for buyouts of capitalized leases.

      Income Taxes. Income taxes were approximately a credit of ($79,000) and expense of $23,000 for the three and six months ended June 30, 2001 as compared with the $50,000 expense and $120,000 for the three and six months ended June 30, 2000. Income taxes were based solely on state and local taxes on business and investment capital. Our effective tax rate differs from the statutory federal income tax rate, primarily as a result of the uncertainty regarding our ability to utilize our net operating loss carryforwards. Due to the uncertainty surrounding the timing or realization of the benefits of our net operating loss carryforwards in future tax returns, we have placed a 100% valuation allowance against our otherwise recognizable deferred tax assets. At December 31, 2000, the Company had net operating loss carry forwards available for U.S. and foreign tax purposes of $105.2 million. These carryforwards expire through 2020. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Due to the change in our ownership interests in the third quarter of 1997 and May 1999, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), future utilization of our net operating loss carryforwards prior to the change of ownership will be subject to certain limitations or annual restrictions.

      LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 2001, we had approximately $1.5 million in cash and cash equivalents and approximately $3.1 million in short-term investments. Net cash used in operating activities was $11.8 million for the six months ended June 30, 2001 as compared to $19.1million for the six months ended June 30, 2000. The decrease in net cash used in operating activities resulted primarily from a decrease in our net operating losses, exclusive of depreciation expense and amortization expense related to our acquisitions and non-cash charges. The decrease was also attributable to a reduction in accounts receivable and prepaid expenses, offset by a reduction in accounts payable and accrued expenses.

      Net cash provided in investing activities was $1. 5 million for the six months ended June 30, 2001 as compared to $2.8 million for the six months ended June 30, 2000. The decrease in net cash provided in investing activities is primarily attributable to a decrease in the proceeds received from the sale of short-term investments, decrease in purchases of property and equipment as well as the receipt of security deposits used to buy out certain capital lease obligations.

      Net cash used in financing activities was approximately $1.6 million for the six months ended June 30, 2001 as compared to $0.6 million for the six months ended June 30, 2000. The increase in net cash used in financing activities was primarily attributable to the buyout of capital lease obligations using the collateral from the associated security deposits.

      As of June 30, 2001, we had obligations amounting to $0.8 million in connection with equipment purchased under capital leases. These obligations are payable at various intervals between 2001 and 2003. We expect to meet our current capital lease obligations with our cash, cash equivalents, short-term investments, and security deposits.

      As of June 30, 2001, the amount remaining in the Factorymall.com restructuring accrual is $0.3 million, primarily related to severance and lease obligations, which will be paid out periodically through August 2002.

      Our capital requirements depend on numerous factors, including market acceptance of our services, the capital required to maintain our websites, the resources we devote to marketing and selling our services and our brand promotions and other factors. We have experienced a substantial increase in our capital expenditures and lease arrangements since our inception consistent with the growth in our operations and staffing. We have received a report from our independent accountants, relating to our December 31, 2000 audited financial statements containing an explanatory paragraph stating that our recurring losses from operations since inception and requirement for additional financing raises substantial doubt about our ability to continue as a going concern. Under generally accepted auditing standards, the Company's auditors have concluded that they are unable to rely on these increased revenues in evaluating the achievability of management's plan to continue as a going concern. In addition to the revenue plan, management is currently exploring a number of strategic alternatives and is also continuing to identify and implement internal actions to improve the Company's liquidity. These alternatives may include selling assets or Internet properties which could result in significant changes in our business plan.

      As of June 30, 2001, our sole source of liquidity consisted of $4.5 million of cash and cash equivalents and short-term investments. We currently do not have access to any other sources of funding, including debt and equity financing facilities. As of June 30, 2001, our principal commitments consisted of our operating obligations, amounts outstanding under operating and capital leases as well as long-term debt. We believe that our current cash may not be sufficient to meet our anticipated operating cash needs through January 1, 2002 or for the next twelve months commencing July 1, 2001. The Company has limited operating capital and no current access to credit facilities. The Company's continued operations therefore will depend on its ability to keep costs down, sell assets or raise additional funds through bank borrowings or equity or debt financing which financing is very unlikely.

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

      FASB Interpretation No 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN NO. 44") provides guidance for applying APB Opinion No
25. "Accounting for Stock Issued to Employees." With certain exceptions, FIN No. 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status on or after July 1, 2000. The Company applied FIN No. 44 to account for its cancellation and reissuance of options and there has been no impact on its results of operations for the year ended December 31, 2000. The Company cannot estimate the impact of FIN No. 44 on its future results of operations as the charge is dependent on the future market price of the Company's common stock, which cannot be predicted with any degree of certainty. However, depending upon movements in the market value, this accounting treatment may result in significant non-cash compensation charges in the future.

            In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

      The Company is required to adopt the provisions of SFAS No. 141 immediately and SFAS No. 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

      SFAS No. 141 will require upon adoption of SFAS No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

            In connection with the transitional goodwill impairment evaluation, SFAS No. 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

            As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $7.0 million, all of which will be subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill was $27.2 million and $5.7 million for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

                                  RISK FACTORS

      In addition to the other information in this report, the following factors should be carefully considered in evaluating our business and prospects.

      WE ARE CLOSING OUR COMMUNITY SITE AND SMALL BUSINESS WEB-HOSTING PROPERTY AND INTEND TO SELL OUR GAMES PROPERTIES. WE MAY NOT BE ABLE TO SELL THESE PROPERTIES FOR ANY SIGNIFICANT VALUE.

      Due to the significant and prolonged decline in the Internet advertising sector, the Company has elected to close its community web site at www.theglobe.com and its small business web-hosting property at www.webjump.com. In addition, the Company has decided to seek buyers for its games properties in order to reduce its cash burn and preserve working capital. This strategy has resulted in the Company shifting its business strategy from operating as a going concern to trying to sell its game properties. The Company may be unable to sell its games properties quickly if at all which would result in continued depletion of its cash position since the games business currently operates at a cash loss. The games properties may also lose some of their value while we try to sell them as we will not have full corporate support for these businesses. In addition, the "theglobe.com" and "WebJump.com" brands are likely to lose significant value once the web sites www.theglobe.com and www.webjump.com are taken offline as of August 15, 2001. In addition, the closing of our community site and our small business web-hosting site may adversely affect our electronic commerce due to the inability of those web sites after their closure to refer traffic to the Chips & Bits web site. The closing of these two web sites will negatively affect our ability to promote our continuing games business. In addition, there is no assurance that we will be able to sell all or any of the games business quickly, if at all, or at any significant price, or that there will be any return to our equity holders.

WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN IF WE ARE UNABLE TO SELL OUR GAMES BUSINESS.

      We may not be able to operate the remaining business in the event that we cannot sell our assets or enter into another arrangement. At this point there are minimal prospects for a meaningful return on investment.

      DELISTING OF OUR COMMON STOCK.

      The shares of our Common Stock were delisted from the Nasdaq national market in April 2001 and are now traded in the over-the-counter market on what is commonly referred to as the electronic bulletin board. As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of the securities. The trading volume of our shares has dramatically declined since the delisting. In addition, we are now subject to a Rule promulgated by the Securities and Exchange Commission that, if we fail to meet criteria set forth in such Rule, various practice requirements are imposed on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, the Rule may have a materially adverse effect on the ability of broker-dealers to sell the securities, which may materially affect the ability of shareholders to sell the securities in the secondary market.

      The recent delisting could make trading our shares more difficult for investors, potentially leading to further declines in share price. It may also make it more difficult for us to raise additional capital. We will also incur additional costs under state blue sky laws if we sell equity due to our delisting.

      REVENUE GROWTH IN PRIOR PERIODS IS NOT INDICATIVE OF FUTURE GROWTH; THE COMPANY IS RESTRUCTURING AND PLANS TO SEEK TO SELL ITS REMAINING PROPERTIES WHICH WILL MATERIALLY NEGATIVELY AFFECT OUR REVENUES; WE HAVE RECEIVED A REPORT FROM OUR INDEPENDENT AUDITORS THAT RAISES SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

      Although we achieved significant total revenue growth during 1999 and 2000, our online advertising revenue decreased in 2000 due to the softness in the advertising market, which is expected to continue. Overall, our revenues decreased period to period in the first and second quarter of 2001. Commencing in the third quarter 2000, our online advertising revenues decreased by $2.5 million compared to second quarter 2000, and decreased an additional $0.2 million in the fourth quarter of 2000. Additionally, in April 2000, we elected to shut down our e-commerce operations in Seattle, Washington in an effort to realign our electronic commerce operations to focus on video games and related products. This negatively impacted our projected revenue growth from e-commerce. On August 3, 2001, we elected to shut down our community operations and small business web-hosting. We also are seeking buyers for the game properties which may materially affect revenues for our games business since a number of advertisers could choose not to do business with us during the phase-down period. We also dramatically reduced the number of employees, including almost the entire sales staff, which will have a dramatic negative impact on our revenues going forward. Accurate predictions of revenue are also difficult because we are seeking to sell our remaining assets. Accordingly, investors should not rely on past revenues as a prediction of future revenues. In addition, we have received a report from our independent accountants containing an explanatory paragraph stating that we suffered recurring losses from operations since inception that raises substantial doubt about our ability to continue as a going concern.

      WE EXPECT TO CONTINUE TO INCUR LOSSES.

      We have incurred net losses in each quarter since our inception and we expect that we will continue to incur net losses for the foreseeable future. We had net losses of approximately $103.9 million, $49.6 million, $16.0 million, $3.6 million and $0.8 million for the years ended December 31, 2000, 1999, 1998, 1997 and 1996, respectively. As of June 30, 2001, we had an accumulated deficit of approximately $195.9 million. The principal causes of our losses are likely to continue to be:

      o     costs resulting from the operation of our services;
      o     amortization expense related to our acquisitions;
      o     costs resulting from the write down of good will;
      o costs resulting from the restructuring and closure of our community sites;
      o     failure to generate sufficient revenue; and
      o     general and administrative expenses.

      Although we have restructured our business, we still expect to continue to incur losses while we seek to sell our remaining assets.

      OUR FINANCIAL PERFORMANCE AND SUBSEQUENT REDUCTIONS OF THE WORKFORCE MAY AFFECT THE MORALE AND PERFORMANCE OF OUR REMAINING PERSONNEL AND ABILITY TO ENTER INTO NEW BUSINESS RELATIONSHIPS OR SELL OUR ASSETS.

      We have incurred significant net losses since our inception. In an effort to reduce our cash expenses, we began to implement certain restructuring initiatives and cost reductions. In October 2000, we reduced our workforce by 26 employees. In April 2001, we further reduced our workforce by 59 employees. On August 3, 2001, we further reduced our work by 60 employees. We have also left positions unfilled when certain employees have left the Company. In addition, recent trading levels of our common stock have basically eliminated the value of the stock options granted to employees pursuant to our stock option plan. As a result of these factors, our remaining personnel may seek employment with larger, more stable companies or companies they perceive to have better prospects. Our failure to retain qualified employees to fulfill our needs could halt our ability to operate our games business and have a material adverse affect on our business.

      In addition, the publicity we receive, in connection with our financial performance and measures to remedy it, may negatively affect our reputation and our business partners and other market participants perception of the Company. If we are unable to maintain the existing and develop new business relationships our revenues and collections could suffer materially. In addition, the announcement that we are closing our community web sites and are looking for buyers for our games properties could have a material adverse effect on our ability to retain the employees necessary to operate the games business and generate revenues and subsequently collect them.

      WE HAVE HISTORICALLY RELIED SUBSTANTIALLY ON ONLINE ADVERTISING REVENUES. THE ONLINE ADVERTISING MARKET HAS SIGNIFICANTLY DECLINED OVER THE PAST SEVERAL QUARTERS. IN ADDITION, WE HAVE DRAMATICALLY REDUCED OUR SALES FORCE.

      We derive a substantial portion of our revenues from the sale of advertisements on our web sites and in our magazine Computer Games Magazine. Our business model and revenues are highly dependent on the amount of traffic on our sites and our ability to properly monetize this traffic. Due to the August 3, 2001 restructuring, we now have only two sales people and will have tremendous difficulty maintaining revenues and monetizing traffic to our games properties. The level of traffic on our sites determines the amount of online advertising inventory we can sell and the price for which we can sell our games business. Our ability to generate significant online advertising revenues depends, in part, on our ability to create new advertising programs without diluting the perceived value of our existing programs. Due to the reduction in headcount, we will be unable to create new advertising programs going forward. Online advertising has dramatically decreased since the middle of 2000 and has continued to decline into the first and second quarters of 2001, which could have a material effect on the Company. Many online advertisers have been experiencing financial difficulties which could materially impact our revenues and our ability to collect our receivables. Due to our announcement regarding our closing of our community business, it may become even more difficult to collect receivables. Our ability to generate online advertising revenues will also depend, in part, on the following:

o advertisers' acceptance of the Internet as an attractive and sustainable medium;
o advertisers' willingness to pay for advertising on the Internet at current rates;
o     the development of a large base of users of our products and services;
o     our level of traffic;
o the effective development of web site content that attracts users having demographic characteristics attractive to advertisers; and
o price competition among web sites which has resulted in decreasing pricing.

      The development of the Internet advertising market has slowed dramatically during the last year and if it continues to slow down, our business performance would continue to be materially adversely affected. To date, substantially all our online advertising contracts have been for terms averaging one to three months in length, with relatively few longer term advertising contracts. Additionally, our online advertising customers may object to the placement of their advertisements on some members' personal homepages, the content of which they deem to be undesirable. Moreover, measurements of site visitors may not be accurate or trusted by our advertising customers. There are no uniformly accepted standards for the measurement of visitors to a web site, and there exists no one accurate measurement for any given Internet visitor metric. Indeed, different website traffic measurement firms will tend to arrive at different numbers for the same metric. For any of the foregoing reasons, we cannot assure you that our current advertisers will continue to purchase advertisements on our sites. We also compete with traditional advertising media, including television, radio, cable and print, for a share of advertisers' total advertising budgets. This results in significant pricing pressures on our advertising rates, which could have a material adverse effect on us. In addition, the online advertising market may not recover from its current downturn, which could have a material adverse effect on the Company.

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

      COMPETITION FOR USERS AND ADVERTISERS, AS WELL AS COMPETITION IN THE ELECTRONIC COMMERCE MARKET IS INTENSE AND IS EXPECTED TO INCREASE SIGNIFICANTLY.

      The market for users and Internet advertising among web sites is new and rapidly evolving. Competition for users and advertisers, as well as competition in the electronic commerce market, is intense and is expected to increase significantly. Barriers to entry are relatively insubstantial and we believe we will face competitive pressures from many additional companies both in the United States and abroad. Accordingly, pricing pressure on advertising rates will continue to increase in the future which could have a material adverse effect on us. All types of web sites compete for users. Competitor web sites include other games information networks, as well as "gateway" or "portal" sites and various other types of web sites. We believe that the principal competitive factors in attracting users to a site are:

o     functionality of the web site;
o     brand recognition;
o     affinity and loyalty;
o     broad demographic focus;
o     open access for visitors;
o     critical mass of users;
o     attractiveness of content and services to users; and
o     pricing and customer service for electronic commerce sales.

      We compete for users, advertisers and electronic commerce marketers with the following types of companies:

o     online content web sites, such as CNET, ESPN.com and ZDNet.com;
o publishers and distributors of television, radio and print, such as CBS, NBC and AOL Time Warner;
o     electronic commerce web sites, such as Amazon.com; and
o other web sites serving game enthusiasts, including Ziff Davis' Gamespot and CNET's Gamecenter.

      Many of our existing and potential competitors and traditional media companies, have the following advantages:

o     longer operating histories in the Internet market,
o     greater name recognition;
o     larger customer bases; and
o     significantly greater financial, technical and marketing resources.

      In addition, there has been other significant consolidation in the industry. This consolidation may continue in the future. We could face increased competition in the future from traditional media companies, including cable, newspaper, magazine, television and radio companies. A number of these large traditional media companies have been active in Internet related activities including the games space. Those competitors may be able to undertake more extensive marketing campaigns for their brands and services, adopt more aggressive advertising pricing policies and make more attractive offers to potential employees, distribution partners, electronic commerce companies, advertisers, third-party content providers and acquisition targets. Furthermore, our existing and potential competitors may develop sites that are equal or superior in quality to, or that achieve greater market acceptance than, our sites. We cannot assure you that advertisers may not perceive our competitors' sites as more desirable than ours.

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

      OUR QUARTERLY OPERATING RESULTS FLUCTUATE AND VARY BY SEASON.

      Due to our significant change in operations, our historical quarterly operating results are not reflective of future results. We have not achieved past expectations and it is likely that in one or more future quarters, our operating results will fall below the expectation of investors. If this occurs, the trading price of our Common Stock would almost certainly be materially and adversely affected. The factors which will cause our quarterly operating results to fluctuate in the future include:

o     sales of our assets;
o     the decline in the number of sales employees;
o     the level of traffic on our web sites;
o     the overall demand for Internet advertising and electronic commerce;
o the addition or loss of advertisers and electronic commerce partners on our web sites;
o     overall usage and acceptance of the Internet;
o seasonal trends in advertising and electronic commerce sales and member usage;
o     other costs relating to the maintenance of our operations;
o     the incurrence of costs relating to acquisitions;
o     the restructuring of our business;
o     the timing and profitability of acquisitions,;
o failure to generate significant revenues and profit margins from new products and services;
o financial performance of other internet companies who advertise on our site; and
o     competition from others providing services similar to those of ours.

      We have historically derived a substantial portion of our revenues from the sale of advertising under short-term contracts. These contracts average one to three months in length. As a result, our quarterly revenues and operating results are, to a significant extent, dependent on advertising revenues from contracts entered into within the quarter, and on our ability to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. A slowdown in the advertising market can happen quickly and lasts an unknown amount of time. The advertising market has not yet recovered from the current slowdown. We believe that advertising sales in traditional media, such as television and radio, generally are lower in the first and third calendar quarters. If the Internet transitions from an emerging to a more developed form of media, these same patterns may develop in Internet advertising sales. Internet advertising expenditures may also develop a different seasonality pattern. Traffic levels on our sites and the Internet have typically declined during the summer and year-end vacation and holiday periods. Revenues from our games magazine are subject to the same seasonality trends as traditional media.

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

      OUR BUSINESS MODEL IS UNPROVEN.

      Our business model is unproven. This model depends upon our ability to obtain revenues by using our games information properties ("Games Network") without any other source of revenue. To be successful, we must, among other things, develop and market products and services that achieve broad market acceptance by our users, advertisers and electronic commerce vendors. We must continue to develop electronic commerce revenue streams by marketing products directly to users and having users purchase products through our electronic commerce site. We cannot assure you that any e-commerce business will achieve broad market acceptance and will be able to generate significant electronic commerce revenues. We also cannot assure you that our business model will be successful, that it will sustain revenue growth or that it will be profitable.

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

      In the fourth quarter of 2000, we announced the reduction of our workforce by 26 employees. In the second quarter of 2001, we announced the reduction of our workforce by 59 employees. On August 3, 2001, we announced the reduction of our workforce by 60 employees. These reductions included certain employees at the management level. As a result of this reduction, we may experience inefficiencies and a decrease in productivity throughout our business. This may have a material effect on our operating results.

      OUR LIMITED OPERATING HISTORY MAKES FINANCIAL FORECASTING DIFFICULT.

    We have never operated solely as a games network. Accordingly, we have a limited operating history for you to use in evaluating our prospects and us. Our prospects should be considered in light of the risks encountered by companies operating in new and rapidly evolving markets like ours. We may not successfully address these risks. For example, we may not be able to:

      o     maintain levels of user traffic on our web sites;
      o maintain or increase the percentage of our advertising inventory sold;
      o     maintain or increase both CPM levels and sponsorship revenues;
      o     adapt to meet changes in our markets and competitive developments;
      o     develop or acquire content for our services; and
      o     identify, attract, retain and motivate qualified personnel;

      OUR ACQUISITIONS, JOINT VENTURES OR STRATEGIC TRANSACTIONS ENTAIL NUMEROUS RISKS AND UNCERTAINTIES.

      On February 24, 2000, we acquired Chips & Bits, Inc., an electronic commerce retailer that focuses primarily on game enthusiasts' and Strategy Plus, Inc., media property that publishes a monthly games magazine and a game enthusiast web site. We are considering and evaluating, from time to time, potential business combinations or sales of our remaining assets. If consummated, any such transaction could result in a change of control of our company or could otherwise be material to our business or to your investment in our Common Stock. In addition, as part of the sale of our games business, we could obtain stock of another company or be the surviving company in a merger. These transactions may or may not be consummated. If such a transaction is not consummated, it is unclear how long we will continue to be able to operate. Our future acquisitions or joint ventures could result in numerous risks and uncertainties, including:

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

      WE MAY BE UNSUCCESSFUL IN ESTABLISHING AND MAINTAINING BRAND AWARENESS; BRAND IDENTITY IS CRITICAL TO US AND OUR ABILITY TO SELL OUR REMAINING ASSETS.

      We believe that establishing and maintaining awareness of the brand name of our wholly owned subsidiaries, including the brand names of all our games properties ("Chips & Bits", "Strategy Plus", "HappyPuppy.com", "KidsDomain.com", "GamesDomain.com", "ConsoleDomain.com", and "CGonline.com") is critical to attracting and expanding our member base, the traffic on our web sites and our advertising and electronic commerce relationships. The closure of the community web site at www.theglobe.com, the Company's flagship web site, will adversely affect the public's perception of the Company. If we fail to promote and maintain our brand or our brand value is diluted, our continuing games business, operating results and financial condition could be materially adversely affected. The importance of brand recognition will increase because low barriers to entry may result in an increased number of web sites. To promote our brand, we may be required to continue to increase our financial commitment to creating and maintaining brand awareness. We may not generate a corresponding increase in revenues to justify these costs. Additionally, if Internet users, advertisers and customers do not perceive our Games Network to be of high quality, the value of our brand could be materially diluted.

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

      WE HAVE DRAMATICALLY REDUCED OUR PERSONNEL, INCLUDING PERSONNEL THAT WE HAVE HISTORICALLY PLACED SUBSTANTIAL DEPENDENCE ON.

      Our performance is substantially dependent on the continued service of our senior management and key technical personnel. In particular, our success has depended on the continued efforts of our senior management team, especially our Chief Executive Officer, our President and Chief Operating Officer, our Chief Financial Officer, our Vice President of Legal & Business Affairs and our Chief Technology Officer. Our President and Chief Operating Officer, Chief Financial Officer and Chief Technology Officer will no longer be with the Company after August 2001 which will make operation of the Company more difficult. In addition, the dramatic reduction in the number of personnel after the latest restructuring will make operating the Company more difficult. We do not carry key person life insurance on any of our personnel.

      WE DEPEND ON HIGHLY QUALIFIED TECHNICAL AND MANAGERIAL PERSONNEL.

      Our future success also depends on our continuing ability to attract, retain and motivate highly qualified technical expertise and managerial personnel necessary to operate our remaining business. Our seeking to sell the games properties may also encourage existing employees to seek employment at another company. If this were to occur, it could have a material effect on our efforts to sell the games properties. We may need to give retention bonuses to certain employees to keep them which can be costly to the Company. We may be unable to attract, assimilate or retain highly qualified technical and managerial personnel in the future. Wages for managerial and technical employees are increasing and are expected to continue to increase in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Furthermore, we will not be able to effectively offer stock options due to the delisting of the common stock, low trading volume and cash position of the Company. In addition, we have difficulty attracting qualified employees due to the Company's restructuring, financial position and scaling down of operations. Also, we may have difficulty attracting qualified employees to work in the geographically remote location in Vermont of Chips & Bits, Inc. and Strategy Plus, Inc., the Company's two subsidiaries that will contain most of the employees after August 2001. If we are unable to attract and retain the technical and managerial personnel necessary to support the growth of our business, our business would likely be materially and adversely affected.

      OUR MANAGEMENT TEAM IS INEXPERIENCED IN THE MANAGEMENT OF A PUBLIC COMPANY AND IS SMALL FOR AN OPERATING COMPANY.

      We hired a new Chief Executive Officer in August 2000, who has not had previous experience managing a public company. Furthermore, the remaining members of our senior management, other than the Chairman, have not had any previous experience managing a public company or a large operating company. Accordingly, we cannot assure you that:

o     our key employees will be able to work together effectively as a team;
o     we will be able to retain the remaining members of our management team;
o     we will be able to hire, train and manage our employee base;
o our systems, procedures or controls will be adequate to support our operations; and
o our management will be able to achieve the rapid execution necessary to fully exploit the market opportunity for our products and services.

      In addition, the Chief Executive Officer will be the only member of executive management with significant financial experience after August 2001.

      OUR CHAIRMAN HAS OTHER INTERESTS AND TIME COMMITMENTS; WE HAVE CONFLICTS OF INTEREST WITH SOME OF OUR DIRECTORS; OUR BOARD HAS DECREASED FROM NINE TO FIVE MEMBERS.

      Because our Chairman, Mr. Michael Egan, is an officer of other companies, we have to compete for his time. Mr. Egan serves as the Chairman of our board of directors and as an executive officer of other entities with primary responsibility for day-to-day strategic planning and financing arrangements. Mr. Egan is also the controlling investor of Dancing Bear Investments, Inc., an entity controlled by Mr. Egan, which is our largest stockholder. Mr. Egan has not committed to devote any specific percentage of his business time with us. Accordingly, we compete with Dancing Bear Investments, Inc. and Mr. Egan's other related entities for his time. Mr. Egan is also Chairman and Chief Executive Officer of ANC Rental Corporation, a spin-off of the car rental business of AutoNation, Inc.

      We have revenue agreements with entities controlled by Mr. Egan and by H. Wayne Huizenga, one of our former directors. These agreements were not the result of arm's-length negotiations, but we believe that the terms of these agreements are on comparable terms as if they were entered into with unaffiliated third parties. The revenues recognized from such agreements represented less than 1%, 4% and 3% of total revenues for the years ended December 31, 2000, 1999 and 1998, respectively. Due to their relationships with their related entities, Messrs. Egan and Huizenga will have an inherent conflict of interest in making any decision related to transactions between their related entities and us. We intend to review related party transactions in the future on a case-by-case basis.

      Due to certain time constraints, three members of our Board did not stand for reelection. In addition, Stephan Paternot, the Co-Vice Chairman and one of the founders of the Company, has resigned from the Board due to other commitments. The charter of the Company was amended at the annual meeting of shareholders in June 2001 to allow between 5 and 9 directors to serve on the Board of Directors. We may determine to further reduce the size of the Board due to the change in the operations of the business.

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

      Our principal servers are located at New York Teleport facility in Staten Island, New York under a lease with Telehouse International Corporation of America which is expiring at the end of August 2001. Our operations depend on the ability to protect our systems against damage from unexpected events, including fire, power loss, water damage, telecommunications failures and vandalism. However, we plan to transition from the New York Teleport facility to an independent third party hosting service in August 2001. Any disruption in our Internet access due to the transition or otherwise could have a material adverse effect on us. In addition, computer viruses, electronic break-ins or other similar disruptive problems could also materially adversely affect our web sites. Our reputation, theglobe.com brand and the brands of our subsidiaries and game properties could be materially and adversely affected by any problems to our sites. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. We do not presently have any secondary off-site systems or a formal disaster recovery plan.

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

      WE DEPEND ON THE CONTINUED GROWTH IN THE USE AND COMMERCIAL VIABILITY OF THE WEB.

      Our market is relatively new and rapidly evolving. Our remaining business is substantially dependent upon the continued rapid growth in the use of the Internet, PC and console games and electronic commerce on the Internet becoming more widespread. Web usage and electronic commerce growth may be inhibited for a number of reasons, including:

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

      In February 2000, we acquired Chips & Bits, Inc., a direct marketer of video games and related products over the Internet. However, we have limited experience in the sale of products online as compared to many of our competitors and the development of relationships with manufacturers and suppliers of these products. In addition, the closing of our community site and our small business web-hosting site may adversely affect our electronic commerce due to the inability of those web sites after their closure to refer traffic to the Chips & Bits web site. We also face many uncertainties which may affect our ability to generate electronic commerce revenues and profits, including:

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

      INTERNET ADVERTISING MAY NOT PROVE AS EFFECTIVE AS TRADITIONAL MEDIA.

      The value of our remaining business will be significantly dependent on its ability to generate advertising revenues. The Internet advertising market is relatively new and rapidly evolving. We cannot yet gauge its effectiveness as compared to traditional advertising media. Many of our current or potential advertising partners have limited or no experience using the Internet for advertising purposes and they have allocated only a limited portion of their advertising budgets to Internet advertising. The adoption of Internet advertising, particularly by those entities that have historically relied upon traditional media, requires the acceptance of a new way of conducting business, exchanging information and advertising products and services. Advertisers that have traditionally relied upon other advertising media may be reluctant to advertise on the Internet or find it less effective.

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

      The sale of Internet advertising is subject to intense competition that has resulted in a wide variety of pricing models, rate quotes and advertising services. For example, advertising rates may be based on the number of user requests for additional information made by clicking on the advertisement, known as "click throughs," on the number of times an advertisement is displayed to a user, known as "impressions," or on the number of times a user completes an action at an advertiser's web site after clicking through, known as "cost per action." Our contracts with advertisers typically guarantee the advertiser a minimum number of impressions. To the extent that minimum impression levels are not achieved for any reason, including the failure to obtain the expected traffic, our contracts with advertisers may require us to provide additional impressions after the contract term, which may adversely affect the availability of our advertising inventory. In addition, certain long-term contracts with advertisers may be canceled if response rates or sales generated from our site are less than advertisers' expectations. This could have a material adverse effect on us. Online advertisers are increasingly demanding "cost per click" and "cost per action" advertising campaigns, which require many more page views to achieve an equal revenue, which significantly effects our revenues. If online advertisers continue to demand those "cost per action" deals, it could negatively impact our business.

      Our revenues and the value of the assets we are seeking to sell could be materially adversely affected if we are unable to adapt to other pricing models for Internet advertising if they are adopted. It is difficult to predict which, if any, pricing models for Internet advertising will emerge as the industry standard. This makes it difficult to project our future advertising rates and revenues. Online advertising pricing has been declining. Additionally, it is possible that Internet access providers may, in the future, act to block or limit various types of advertising or direct solicitations, whether at their own behest or at the request of users. Moreover, "filter" software programs that limit or prevent advertising from being delivered to an Internet user's computer are available. Widespread adoption of this software could adversely affect the commercial viability of Internet advertising. In addition, concerns regarding the privacy of user data on the Web may reduce the amount of user data collected in the future, thus reducing our ability to provide targeted advertisements. This may, in turn, put downward pressure on cost per thousand impressions ("CPM").

      WE DEPEND ON THIRD PARTIES TO INCREASE TRAFFIC ON OUR SITES AND TO PROVIDE SOFTWARE AND PRODUCTS.

      We utilize arrangements with various web sites that provide direct links to our sites. These web sites may not attract significant numbers of users and we may not receive a significant number of additional users from these relationships. In addition, some companies with which we do business may suffer financial difficulties that could limit their ability to pay the Company monies owed. We also enter into agreements with advertisers, electronic commerce marketers or other third-party web sites that require us to exclusively feature these parties in particular areas or on particular pages of our sites. These exclusivity agreements may limit our ability to enter into other relationships. We may enter into arrangements to increase our traffic which may not be successful. Our agreements with third party sites do not require future minimum commitments to use our services or provide access to our sites and may be terminated at the convenience of the other party. Moreover, we do not have agreements with a majority of the web sites that provide links to our site. These sites may terminate their links at any time which would result in a decrease in the traffic on our web sites..

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

      WE RELY ON INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS.

      We regard substantial elements of our web sites and underlying technology as proprietary and attempt to protect them by relying on intellectual property laws and restrictions on disclosure. We also generally enter into confidentiality agreements with our employees and consultants. In connection with our license agreements with third parties, we generally seek to control access to and distribution of our technology and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar technology independently. Thus, we cannot assure you that the steps taken by us will prevent misappropriation or infringement of our proprietary information which could have adversely effect on our business. In addition, our competitors may independently develop similar technology, duplicate our products or design around our intellectual property rights.

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

      Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. However, we may not have sufficient funds or personnel to adequately litigate or otherwise protect our rights. Furthermore, we cannot assure you that our business activities will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us, including claims related to providing hyperlinks to web sites operated by third parties or providing advertising on a keyword basis that links a specific search term entered by a user to the appearance of a particular advertisement. Moreover, from time to time, third parties may assert claims of alleged infringement by us or our members of their intellectual property rights. Any litigation claims or counterclaims could impair our business because they could:

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

      There are certain various issues being discussed by the accounting profession and the Securities and Exchange Commission that would affect Internet companies accounting policies with regards to revenue recognition, barter transactions, impression guarantees as they relate to advertising contracts, coupon and promotional expenses and customer acquisition costs. While these discussions remain in the preliminary stages as of now, we cannot predict the impact that certain proposed changes would have on our financial statements.

      WE ARE INVOLVED IN A SECURITIES CLASS ACTION LITIGATION AND ARE AT RISK OF ADDITIONAL SIMILAR LITIGATION.

      We are a party to the securities class action litigation described in Part I, Item 1, Number 5(a) - "Legal Proceedings" of this report. The defense of the litigation described in Part II, Item 1 may increase our expenses and will occupy the senior staff's attention and resources, and an adverse outcome in this litigation could adversely affect the business. In addition, we may in the future be the target of other securities class action or similar litigation.

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

      Additionally, we have offered e-mail service to our members, which a third party has provided. Due to the closing of the community site, we will no longer offer this service as of August 15, 2001. The use of the e-mail service until that time may expose us to potential liabilities or claims resulting from unsolicited e-mail, lost or misdirected messages, fraudulent use of e-mail or delays in e-mail service. We also enter into agreements with commerce partners and sponsors under which we are entitled to receive a share of any revenue from the purchase of goods and services through direct links from our sites. We sell products directly to consumers which may expose us to additional legal risks, regulations by local, state, federal and foreign authorities and potential liabilities to consumers of these products and services, even if we do not ourselves provide these products or services. We cannot assure you that any indemnification that may be provided to us in some of these agreements with these parties will be adequate. Even if these claims do not result in our liability, we could incur significant costs in investigating and defending against these claims. The imposition of potential liability for information carried on or disseminated through our systems could require us to implement measures to reduce our exposure to liability. Those measures may require the expenditure of substantial resources and limit the attractiveness of our services. Additionally, our insurance policies may not cover all potential liabilities to which we are exposed.

      WE MAY HAVE TROUBLE OPERATING THE INTERNATIONAL COMPONENTS OF OUR
BUSINESS.

A part of our historical strategy has been to expand into foreign markets. In April 1999, we acquired Attitude Network, Ltd., which operates Games Domain.com, Kids Domain.com and Console Domain.com through a wholly-owned U.K. subsidiary. We had not previously operated internationally. Additionally, we may not be completely familiar with U.K. law and its ramifications on our business. We are now in discussions to sell our U.K. subsidiary but have no assurances that we will consummate any transaction.

      There are certain risks inherent in doing business on an international level, including:

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

      Messrs. Egan, Krizelman, Paternot and Edward A. Cespedes and Rosalie V. Arthur, all of whom are directors of our company other than Paternot, `have entered into a stockholders' agreement with us. As a result of the stockholders' agreement, Mr. Egan has agreed to vote for up to two nominees of Messrs. Krizelman and Paternot to the board of directors and Messrs. Krizelman and Paternot have agreed to vote for the nominees of Mr. Egan to the board, which will be up to five directors. Consequently, Messrs. Egan, Krizelman and Paternot will likely be able to elect a majority of our directors. Additionally, each party other than Mr. Egan has granted an irrevocable proxy with respect to all matters subject to a stockholder vote to Dancing Bear Investments, Inc., an entity controlled by Mr. Egan, for any shares held by that party received upon the exercise of outstanding warrants for 400,000 shares of our Common Stock. The stockholders' agreement also provides for tag-along and drag-along rights in connection with any private sale of these securities.

      OUR STOCK PRICE IS VOLATILE.

      The trading price of our Common Stock has been volatile and may continue to be volatile in response to various factors, including:

      o     sales of any of our games properties;
      o shut down of our community web site and small business web-hosting web site;
      o     the loss of a significant number of our employees;
      o     quarterly variations in our operating results;
      o     Decreased trading volume;
      o     competitive announcements;
      o the operating and stock price performance of other companies that investors may deem comparable to us; and
      o     news relating to trends in our markets.

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

      THE SALE OF SHARES ELIGIBLE FOR FUTURE SALE IN THE OPEN MARKET COULD KEEP OUR STOCK PRICE FROM IMPROVING.

      Sales of significant amounts of Common Stock in the public market in the future, the perception that sales will occur or the registration of such shares could materially and adversely affect the ability of the market price of the Common Stock to increase even if our business prospects were to improve. We currently have approximately 22 million shares of Common Stock that are freely tradable. Approximately 8,158,450 shares of Common Stock are held by our "affiliates," within the meaning of the Securities Act of 1933, and are currently eligible for sale in the public market subject to volume limitation. Additionally, we may issue additional shares of our common stock, which could further adversely effect our stock price.

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

      Foreign Currency Risk. We transact business in the United Kingdom. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. The effect of foreign currency exchange rate fluctuations he first six months of 2001was not material. We do not use derivative financial instruments to limit our foreign currency risk exposure.

                           PART II - OTHER INFORMATION

      ITEM 1. LEGAL PROCEEDINGS

      See Note 5 - "Commitments and Contingencies" in Part I, Item 1, "Condensed Consolidated Financial Statements."

      ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      (a) Sales of Unregistered Securities

      None.

      (b) Use of Proceeds from Sales of Registered Securities.

      On November 13, 1998, we completed our initial public offering of approximately 7.0 million shares of Common Stock at a price of $4.50 per share (File No. 333-59751). We received net proceeds of $27.3 million, net of $2.0 million in underwriting discounts and $2.0 million in offering costs. On May 19, 1999, we completed our secondary public offering of 3.5 million shares of Common Stock at a price of $20.00 per share (File No. 333-76153). We received net proceeds of $65.0 million, net of $3.5 million in underwriting discounts and $1.5 million in offering costs. None of the expenses incurred in our initial or secondary public offerings were direct or indirect payments to our directors, officers, general partners or their associates, to persons owning ten percent or more of any class of our equity securities or to our affiliates. As of June 30, 2001 net proceeds received from our public offerings have been used for networking infrastructure and the functionality of our web sites and for general corporate purposes, which include working capital, advertising costs, the leasing of new office facilities, the expansion of our sales and marketing capabilities, our advertising campaign and our brand name promotions. We have also used a portion of such net proceeds for the acquisition of complementary businesses, assets, services and technology. None of the general corporate expenses incurred were direct or indirect payments to our directors, officers, general partners or their associates, to persons owning ten percent or more of any class of our equity securities or to our affiliates.

      ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

            None.

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            None.

      ITEM 5. OTHER INFORMATION.

            None.

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

Exhibit Number        Description
--------------        -----------

3.1 Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation

      (b) Reports on Form 8-K.

      None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereto duly authorized.

                            theglobe.com, inc.


                            /s/ Stephanie Hauge
                            ------------------------------

                            Stephanie Hauge
                            Vice President, Chief Financial Officer
                            and Treasurer (Principal Financial and
                            Accounting Officer)

August 14, 2001