Form 10-Q
period 2001-09-30
THEGLOBE COM INC
filed 2001-11-14
CIK 1066684

As filed with the Securities and Exchange Commission on November 14, 2001
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   [X]  Quarterly  report  pursuant  to Section 13 or 15(d) of the  Securities
                              Exchange Act of 1934

                For the quarterly period ended September 30, 2001

                                       or

   [ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

      For the transition period from _______________ to ___________________

                           Commission File No. 0-25053

                               theglobe.com, inc.

             (Exact Name of Registrant as Specified in Its Charter)

               State of Delaware                         14-1782422
               -----------------                         -----------
         (State or Other Jurisdiction of              (I.R.S. Employer
         Incorporation or Organization)              Identification No.)

            2 Penn Plaza, Suite 1500
            New York, New York                              10121
        --------------------------------------             --------
        (Address of Principal Executive Offices)          (Zip Code)

                                 (212) 292-5667

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

     The number of shares outstanding of the Registrant's Common Stock, $.001 par value (the "Common Stock"), as of November 14, 2001 was 31,081,574.

                                   THEGLOBE.COM, INC.

                                       FORM 10-Q

                                         INDEX

                            PART I   FINANCIAL INFORMATION

                                                                                  Page
                                                                                  ----
Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at September 30, 2001 (unaudited)
           and December 31, 2000                                                    1

         Unaudited Condensed Consolidated Statements of  Operations for the
         three and nine months ended September 30, 2001 and 2000                    2

         Unaudited Condensed Consolidated Statements of Cash Flows for the
          nine months ended September 30, 2001 and 2000                             3

         Notes to Unaudited Condensed Consolidated Financial Statements             5

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                    12

Item 3.  Qualitative and Quantitative Disclosures about Market Risk                 31


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

Item 3.  Defaults Upon Senior Securities                                          II-1

Item 4.  Submission of Matters to a Vote of Security Holders                      II-1

Item 5.  Other Information                                                        II-1

Item 6.  Exhibits and Reports on Form 8-K                                         II-1

         A.  Exhibits
         B.  Reports on Form 8-K                                                  II-1

Signatures                                                                        II-2

                                  PART I  FINANCIAL INFORMATION

ITEM  1.  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

                                       THEGLOBE.COM, INC.
                              CONDENSED CONSOLIDATED BALANCE SHEETS



ASSETS                                                  SEPTEMBER 30, 2001    DECEMBER 31, 2000
                                                       --------------------  -------------------
                                                           (UNAUDITED)
Current assets:
   Cash and cash equivalents                           $         1,295,550   $       13,349,554
   Short-term investments                                           50,850            2,996,250
   Accounts receivable, net                                      2,482,803            4,316,973
   Prepaid and other current assets                                859,836            2,439,382
      Total current assets                                       4,689,039           23,102,159
                                                       --------------------  -------------------

Property and equipment, net                                        425,818            7,975,967
Restricted investments                                           1,489,006            3,485,007
Goodwill and intangible assets, net                              4,800,000           19,967,910
                                                       --------------------  -------------------

      Total assets                                     $        11,403,863   $       54,531,043
                                                       ====================  ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                    $         1,651,778   $        2,677,679
   Accrued expenses                                              1,146,669            4,210,377
   Deferred revenue                                                 51,133              729,027
   Current portion of long term debt and installments              103,429
      of obligations under capital leases                          414,072            1,917,077

                                                       --------------------  -------------------
      Total current liabilities                                  3,367,081            9,534,160

Long-term debt and obligations under capital leases,
   excluding current installments                                        -              498,337
Deferred rent                                                            -              552,227

Stockholders' equity:
   Common stock                                                     31,082               31,080
   Common stock held in treasury, at cost                         (371,458)            (371,458)
   Additional paid-in capital                                  218,255,565          218,254,968
   Accumulated other comprehensive loss                           (121,464)             (55,682)
   Accumulated deficit                                        (209,756,943)        (173,912,589)
                                                       --------------------  -------------------
    Total stockholders' equity                                   8,036,782           43,946,319
                                                       --------------------  -------------------

      Total liabilities and stockholders' equity       $        11,403,863   $       54,531,043
                                                       ====================  ===================

See accompanying notes to unaudited condensed consolidated financial statements.

                                            THEGLOBE.COM, INC.
                        UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                                        SEPTEMBER 30                SEPTEMBER 30
                                               ----------------------------  ----------------------------
                                                   2001           2000           2001           2000
                                               -------------  -------------  ------------  --------------
    (UNAUDITED)                                 (UNAUDITED)

Revenues:
  Advertising                                  $  1,230,485   $  4,057,173   $  5,318,958   $ 14,791,091
  Electronic commerce and other                   2,138,171      2,691,974      7,344,680      7,314,719
                                               -------------  -------------  -------------  -------------

    Total revenue                                 3,368,656      6,749,147     12,663,638     22,105,810

Cost of revenues                                  2,512,505      4,845,165      9,904,513     13,936,308
                                               -------------  -------------  -------------  -------------

    Gross profit                                    856,151      1,903,982      2,759,125      8,169,502

Operating expenses:
  Sales and marketing                             1,767,985      6,056,302      8,795,309     19,571,396
  Product development                               642,517      2,561,931      3,556,636      8,353,728
  General and administrative                      1,706,391      3,865,878      5,724,027     10,604,228
  Restructuring and impairment charges            8,624,908              -     13,685,901     15,583,110
  Amortization of goodwill
   and intangible assets                          2,040,098      6,315,861      7,723,293     20,920,645
                                               -------------  -------------  -------------  -------------

      Total operating expenses                   14,781,899     18,799,972     39,485,166     75,033,107

Loss from operations                            (13,925,748)   (16,895,990)   (36,726,041)   (66,863,605)

Interest and other income, net                       78,568        360,949        897,787      1,236,947
                                               -------------  -------------  -------------  -------------

      Loss before provision for income taxes    (13,847,180)   (16,535,041)   (35,828,254)   (65,626,658)

Provision for income taxes                           (6,429)        53,698         16,104        174,138
                                               -------------  -------------  -------------  -------------

      Net loss                                 $(13,840,751)  $(16,588,739)  $(35,844,358)  $(65,800,796)
                                               =============  =============  =============  =============

Basic and diluted net loss per share           $      (0.46)  $      (0.53)  $      (1.18)  $      (2.18)
                                               =============  =============  =============  =============
Weighted average basic and diluted
  shares outstanding                             30,382,036     31,049,710     30,382,036     30,165,888
                                               =============  =============  =============  =============

See accompanying notes to unaudited condensed consolidated financial statements.

                                     THEGLOBE.COM, INC.
                  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                ----------------------------
                                                                    2001           2000
                                                                -------------  -------------
Cash Flows from operating activities:

Net loss                                                         (35,844,358)   (65,800,796)
  Adjustments to reconcile net loss to net cash
     used in operating activities:

  Depreciation and amortization                                   10,443,670     23,888,425
  Deferred compensation                                                             149,946
  Loss on sale of property and equipment                               2,307
  Loss (Gain) on sale of short-term securities                       (70,344)       108,929
  Deferred rent                                                       56,982         85,473
  Non-cash restructuring and impairment charges                   11,567,707     14,493,057
  Non-cash marketing expenses                                              -      2,003,762

  Changes in operating assets and liabilities, net of effect of acquisitions:

  Accounts receivable, net                                         1,834,170        794,811
  Prepaid and other current assets                                 1,299,546         (6,023)
  Accounts payable                                                (1,025,901)    (2,822,690)
  Accrued expenses                                                (2,778,708)     1,710,121
  Deferred revenue                                                  (677,894)      (110,434)

                                                                -------------  -------------
  Net cash used in operating activities                          (15,192,823)   (25,505,419)



  Cash flows from investing activities:

  Purchases of short-term securities                                 (58,638)   (26,161,841)
  Proceeds from sale and maturities of short-term securities       3,074,386     40,063,218
  Proceeds from sale of property and equipment . . . . . . . .       235,357
  Purchases of property and equipment                               (440,689)    (2,978,426)
  Cash paid for acquisitions, net of cash acquired                         -       (263,707)
  Receipt (payment) of security deposits, net                      1,996,001     (1,291,410)
                                                                -------------  -------------

Net cash provided by investing activities                          4,806,417      9,367,834

  Cash flows from financing activities:

  Payments under capital lease obligations                        (1,642,913)    (1,345,870)
  Payments of long-term debt                                               -        (59,239)
  Proceeds from exercise of options and warrants                           -        408,916
  Net proceeds from issuance of common stock                             599         68,333
                                                                -------------  -------------

Net cash used in financing activities                             (1,642,314)      (927,860)

  Net change in cash and cash equivalents                        (12,028,720)   (17,065,445)

  Effect of exchange rate changes on cash and cash equivalents       (25,284)       (62,167)


  Cash and cash equivalents at beginning of period                13,349,554     36,585,998

  Cash and cash equivalents at end of period                    $  1,295,550   $ 19,458,386

  Supplemental disclosure of noncash transactions:
    Equipment acquired under capital leases                     $          -   $     64,739

See accompanying notes to unaudited condensed consolidated financial statements.

                               THEGLOBE.COM, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     (1)  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     (a)  Description  of  the  theglobe.com

     theglobe.com, inc. (the "Company" or "theglobe") was incorporated on May 1, 1995 (inception) and commenced operations on that date. theglobe.com was an online property with registered members and users in the United States and abroad which allowed its users to personalize their online experience by publishing their own content and interacting with others having similar interests. However, due to the continuing decline in the advertising market,
theglobe.com  was  forced  to  take  additional cost-reduction and restructuring initiatives, which included closing this business. Despite closing its community business effective August 15, 2001, the Company still maintains its games information network, which includes the websites HappyPuppy.com, KidsDomain.com, Computer Games Online (www.cgonline.com), GamesDomain.com , the
                                        -----------------
Computer Games print magazine and the e-commerce distribution business of Chips & Bits, Inc. (www.chipsbits.com). Currently, the Company's revenue sources are principally the sale of print advertising in its games information magazine; the sale of video games and related products through its e-commerce distribution business; the sale of its games information magazine through newsstands and subscriptions; electronic commerce revenue shares (representing the Company's share of the proceeds from its e-commerce partners' sales); and the limited sales of online advertising. See Note 6 - Subsequent Events for information regarding the sale of certain of the Company's online properties in October 2001.

The Company's December 31, 2000 consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations since inception that raises substantial doubt about its ability to continue as a going concern. Management's plans to continue as a going concern relies heavily on raising additional financing, increasing advertising revenues from its online and offline properties, as well as, reducing the Company's operating expenses. Management is currently exploring a number of strategic alternatives and is also continuing to identify and implement internal actions to improve the Company's liquidity. These alternatives may include selling assets or internet properties which could result in significant changes in the Company's business plan. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The Company's business is characterized by rapid technological change, new product development and evolving industry standards. Inherent in the Company's business are various risks and uncertainties, including its limited operating history, unproven business model, the continued advertising downturn and the limited history of commerce and advertising on the Internet.

     (b)  Principles  of  Consolidation

     The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries from their respective dates of acquisition (see Note 4). All significant intercompany balances and transactions have been eliminated in consolidation.

     (c)  Unaudited  Interim  Condensed  Consolidated  Financial  Information

     The unaudited interim condensed consolidated financial statements of the Company as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed consolidated financial statements.

     In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2001 and the results of its operations for three and nine months ended September 30, 2001 and 2000 and its cash flows for nine months ended September 30, 2001 and 2000.

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

     (e)  Cash  and  Cash  Equivalents

     The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. Cash equivalents were $0 at September 30, 2001 and $11.4 million of government securities at December 31, 2000.

     (f)  Short-term  Investments

     The Company accounts for its short-term investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 establishes the accounting and reporting requirements for all debt securities and for investments in equity securities that have readily determinable fair market value. All short-term marketable securities must be classified as one of the following: held-to-maturity, available-for-sale or trading securities. The Company's short-term investments consist of held-to-maturity securities. The Company's held-to-maturity securities are carried at amortized cost in the statement of financial position. The amortization of the discount or premium that arises at acquisition is included in earnings. The Company's available-for-sale securities are carried at fair value, with unrealized gains and losses reported as Accumulated Other Comprehensive Loss in stockholders' equity. Realized gains, realized losses and declines in value judged to be other-than-temporary, are included in interest income (expense). All such gains and losses are calculated on basis of specific-identification method. Interest earned is included in earnings.

     The Company's short-term investments were comprised of the following at September 30, 2001 and December 31, 2000:

                                              SEPTEMBER 30,   DECEMBER 31,
                                                   2001           2000
                                              --------------  -------------

          Available for Sale Securities . . . $       50,850  $           -
                                              ==============  =============
          Held-to-maturity securities . . . . $            -  $   2,996,250
                                              ==============  =============


     (g)  Restricted  Investments

Restricted investments consists of a certificate of deposit which secure the Company's contingent liability under a standby letter of credit of $1.5 million at September 30, 2001. The letter of credit relates to the Company's office-space lease. See Note 6 - Subsequent Events for information regarding the release of the restricted investments in October 2001.

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

     (i)  Comprehensive  Loss

     The Company's comprehensive loss was approximately $13.9 million and $16.6 million for the three months ended September 30, 2001 and 2000, respectively, and $35.9 million and $65.8 million, respectively, for the nine months ended September 30, 2001 and 2000. The Company's other comprehensive loss as of September 30, 2001 and December 31, 2000 consisted of approximately $121,000 and $56,000 of losses. The September 30, 2001 other comprehensive loss represents approximately $122,000 of foreign currency translation adjustments and approximately $1,000 of unrealized gains on short-term marketable securities. The other comprehensive loss as of December 31, 2000 is related to the Company's foreign currency translation adjustment.

     (j)  Revenue  Recognition

     ADVERTISING

     The Company's revenues are currently derived principally from the sale of print advertisements under short-term contracts, video games and related products, the publishing of a games information magazine, and limited online advertisements. To date, the duration of the Company's advertising commitments has generally averaged from one to three months. Online advertising revenues are recognized ratably in the period in which the advertisement is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Company obligations typically include the guarantee of a minimum number of "impressions", defined as the number of times that an advertisement appears in pages viewed by the users of the Company's online properties, for a fixed fee. Payments received from advertisers prior to displaying their advertisements on the Company's sites are recorded as deferred revenues and are recognized as revenue ratably when the advertisement is displayed. To the extent minimum guaranteed impressions levels are not met, the Company defers recognition of the corresponding revenues until guaranteed levels are achieved. The Company's online advertising revenue includes the development and sale of sponsorship placements within its web sites. Development fees related to the sale of sponsorship placements on the Company's web sites are deferred and recognized ratably as revenue over the term of the contract. The Company also derives revenue through the sale of advertisements in its games information magazine, which was acquired in February 2000. Advertising revenues for the games information magazine are recognized at the on-sale date.

     Advertising revenue from the Company's online properties for the three and nine months ended September 30, 2001 and 2000, respectively, was $0.5 million and $2.9 million, and $2.9 million and $12.7 million, respectively. Advertising revenue from the Company's games magazine for the three and nine months ended September 30, 2001 and 2000, respectively was $0.7 million and $2.4 million, and $1.2 million and $2.1 million, respectively. Advertising revenue accounted for 37% and 42%, and 60% and 67% of total revenues for three and nine months ended September 30, 2001 and 2000, respectively. See Note 6 - Subsequent Events for information regarding the sale of certain of the Company's online properties in October 2001.

     The Company trades advertisements on its web properties in exchange for advertisements on the Internet sites of other companies. Barter revenues and expenses are recorded at the fair market value of services provided or received, whichever is more readily determinable in the circumstances. Revenue from barter transactions is recognized as income when advertisements are delivered on the Company's web properties. Barter expense is recognized when the Company's advertisements are run on other companies' web sites, which typically occurs in the same period in which barter revenue is recognized. Barter revenues and expenses were 2% and 4% for the three and nine months ended September 30, 2001, respectively, and 6% and 5% of total revenues for the three and nine months ended September 30, 2000, respectively.

     ELECTRONIC  COMMERCE  AND  OTHER

     The Company derives other revenues from the sale of video games and related products through its online store, the sale of its games information magazine through newsstands, and subscriptions and electronic commerce revenue shares. Sales from the online store are recognized as revenue when the product is shipped to the customer. Freight out costs are included in net sales and have not been significant to date. The Company provides an allowance for merchandise sold through its online store. The allowance provided to date has not been significant. Newsstand sales of the games information magazine are recognized at the on-sale date, net of provisions for estimated returns. Subscriptions are recorded as deferred revenue when initially received and recognized as income pro ratably over the subscription term. Revenues from the Company's share of the proceeds from its e-commerce partners' sales are recognized upon notification from its partners of sales attributable to the Company's sites. Sales through the online store accounted for 31% and 28% of total revenues for the three and nine months ended September 30, 2001, respectively, and 25% and 25% of total revenues for the three and nine months ended September 30, 2000, respectively. Sales of the Company's games information magazine through newsstands and subscriptions accounted for 33% and 29%, and 14% and 8% of total revenue for the three and nine months ended September 30, 2001 and September 30, 2000, respectively. The Company acquired its games information magazine in February 2000. To date, revenues from the Company's electronic commerce revenue share agreements have been immaterial.

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

     For the three and nine months ended September 30, 2001 and 2000, there were no customers that accounted for over 10% of revenues generated by the Company. The Company had no customers that represented more than 10% of accounts receivable as of September 30, 2001.

     (l)  Net  loss  per  share

     Diluted net loss per share has not been presented separately, as the outstanding stock options, warrants and contingent stock purchase warrants are anti-dilutive for each of the periods presented.

     Diluted net loss per share for the three and nine months ended September 30, 2001 and 2000 does not include the effects of (1) options to purchase
3,472,292 and 4,863,377 shares of common stock, respectively, and (2) warrants to purchase 4,011,534 and 4,011,534 shares of common stock, respectively.

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

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $3.3 million, all of which will be subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill was $27.2 and $7.7 million for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

     In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, Goodwill and Other Intangible Assets.

     The Company is required to adopt Statement 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company's financial statements.

     (2)  STOCK  OPTION  REPRICING

     On May 31, 2000, the Company offered to substantially all of its employees, excluding executive officers and the Board of Directors, the right to cancel certain outstanding stock options and receive new options with an exercise price equal to the then current fair market value of the stock. Options to purchase a total of approximately 1.1 million shares, approximately 20% of outstanding options, were canceled and approximately 856,000 new options were granted at an exercise price of $1.594 per share, which was based on the closing price of the Company's common stock on May 31, 2000. The new options vest at the same rate that they would have vested under previous option plans. As described above in note 1(n), the Company is accounting for these repriced stock options using variable accounting in accordance with FIN No. 44. In addition, as a result of options which were granted within six months of the cancellations, an additional 244,000 options also require variable accounting in accordance with FIN No. 44. For the year ended December 31, 2000 and the three and nine months ended
September 30, 2001, there has been no compensation charge relating to the repricing. Depending upon movements in the market value of the Company's common stock, this accounting treatment may result in significant non cash compensation charges in future periods.

     (3)  RESTRUCTURING  AND  IMPAIRMENT  CHARGES

For the three and nine months ended September 30, 2001, the Company recorded restructuring and impairment charges of $8.6 million and $13.7 million, respectively. For the three and nine months ended September 30, 2000, the Company recorded restructuring and impairment charges of $0 and $15.6 million, respectively.

In the second quarter of 2001, the Company announced cost-reduction initiatives. These initiatives included the elimination of 59 positions, or 31% of the Company's workforce. The severance benefits of $469,610 were paid in the second quarter of 2001. Additionally, the Company closed its San Francisco office in May 2001 and an additional $54,000 security deposit was relinquished as settlement to terminate the remaining lease obligation.

In the second quarter of 2001, the Company recorded impairment charges of $4.5 million as a result of management's ongoing business review and impairment analysis performed under its existing policy regarding impairment of long-lived assets.

In the third quarter of 2001, the Company continued its cost cutting measures. The Company eliminated 60 additional positions, or 58% of the Company's workforce. As a result, severance benefits of $1.0 million were paid in the third quarter of 2001.

Additionally, the Company terminated its lease at 120 Broadway in New York and its operations relocated to a significantly smaller facility in New York, in September 2001. The Company also decided to shut down its www.theglobe.com and www.webjump.com web sites effective August 15, 2001. The servers located in a facility in Staten Island, New York were in use through August 31, 2001. The Company discontinued the use of these servers on August 31, 2001 and is now using hosted facilities for its live web sites. As a result of these measures, the Company recorded net restructuring and impairment charges related to the fixed assets consisting of computer hardware and software, furniture and fixtures, communications equipment and leasehold improvements at the two locations totaling approximately $3.67 million and miscellaneous net restructuring credit amounts related to settlement of prepaid items, accruals and capital lease obligations totaling approximately $0.26 million

Further, in the third quarter of 2001, the Company recorded additional impairment charges of $4.2 million, $3.6 million related to Chips & Bits and Strategy Plus and $0.6 million related to Attitude Network, Ltd. related to goodwill and other intangible assets, as a result of management's ongoing business review and impairment analysis performed under its existing policy regarding impairment of long-lived assets. The Company had recorded a similar initial impairment charge of $19.6 million in fourth quarter of 2000 and $4.5 million in the second quarter of 2001. This compares with $0 million and $15.6 million for the for the three and nine months ended September 30, 2000 related to the closing of electronic commerce operations in Seattle, Washington in April 2000. The closure of the Seattle operations was the result of a realignment of the Company's electronic commerce operations to focus on the direct sale of games.

Where impairment indicators were identified, management determined the amount of the impairment charge by comparing the carrying values of goodwill and other long-lived assets to their fair values. Management determines fair value based on a market approach which mainly includes proposals for sale of its business properties. As a result, during management's quarterly review of the value and periods of amortization of both goodwill and other long-lived assets, it was determined that the carrying value of goodwill and certain other tangible and intangible assets were not fully recoverable.

In 1999, the Company completed acquisitions of Attitude Network, Ltd and the web hosting assets of Webjump.com ("Web-based properties") and in February 2000, of Strategy Plus, Inc. and Chips and Bits, Inc. The Company also acquired tangible assets such as server and computer equipment principally during the years 1999 and 2000. These tangible assets were used for serving and hosting the various websites of the Company. The Company's revaluation of goodwill and intangible assets related to its Web-based properties, other businesses and the tangible assets was triggered by the continued and prolonged decline in Internet advertising throughout 2000 and 2001, which significantly impacted current projected advertising revenue generated from these web-based properties and downturn in computer games e-commerce business and has resulted in declines in operating and financial metrics over the past several quarters, in comparison to the metrics forecasted at the time of their respective acquisitions.

It was determined that the fair value of goodwill and intangible assets related to its web-based properties, other businesses and tangible assets were less than the recorded amount. The methodology used to test for and measure the amount of the impairment charge related to the intangible assets was based on the same methodology as used during the initial acquisition valuation of these web-based properties and other businesses. The impairment related to the tangible assets was based on the estimated net realizable value of these assets. The impairment factors evaluated by management may change in subsequent periods, given that the Company's business operates in a highly volatile business environment. This could result in material impairment charges in the future.

As of September 30, 2001, after giving effect to the fourth quarter of 2000 and year-to-date 2001 impairment charges, the total remaining amount of goodwill and other intangible assets, net, is $0.8 million for Attitude Networks which was acquired in April 1999, zero for Webjump which was acquired in December 1999, and $4.0 million for Chips and Bits and Strategy Plus which were acquired in February 2000.

As of September 30, 2001, the amount remaining in the Factorymall.com restructuring accrual recorded in the second quarter of 2000 is $40,000, primarily related to severance, which was paid out in October 2001. The total restructuring accrual of $40,000 is included within accrued expenses.

See Note 6 - Subsequent Events for information regarding the sale of certain of the Company's online properties in October 2001.

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

     This transaction was accounted for under the purchase method of accounting. The aggregate purchase price of these transactions was $15.5 million. The Company has allocated $1.1 million to the net tangible assets of Chips & Bits and $1.6 million to the net tangible liabilities of Strategy Plus. The historical carrying amounts of the net tangible assets acquired and liabilities assumed by the Company approximated their fair market value on the date of acquisition. The purchase price in excess of the fair market value of the net tangible assets acquired and liabilities assumed by the Company amounted to $16.0 million and has been preliminarily allocated to goodwill. The goodwill amount is being amortized under the straight-line method over an estimated useful life of 3 years, the expected period of benefit. The remaining amount of goodwill and other intangibles, net is $4.0 million as of September 30, 2001. Chips & Bits and Strategy Plus's results of operations are included in the condensed consolidated statement of operations from February 24, 2000.

     The following unaudited pro forma consolidated financial information gives effect to the above described acquisition, as if the acquisition had occurred at January 1, 2000 by consolidating the results of operations of the Company, Chips & Bits and Strategy Plus for the three and nine months ended September 30, 2000 and 2001.

                                                           Three Months Ended    Nine Months Ended
                                                             September 30           September 30
                                                          --------------------  --------------------
                                                            2001       2000       2001       2000
                                                          ---------  ---------  ---------  ---------
                                                             (in thousands, except per share data)

Revenue. . . . . . . . . . . . . . . . . . . . . . . . .  $  3,369   $  6,749   $ 12,664   $ 23,804
Net loss . . . . . . . . . . . . . . . . . . . . . . . .  $(13,841)  $(16,589)  $(35,844)  $(67,122)
Basic and diluted net loss per share . . . . . . . . . .  $  (0.46)  $  (0.53)  $  (1.18)  $  (2.20)
Weighted average basic and diluted shares outstanding. .    30,382     31,050     30,382     30,536



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

     On February 14, 2001, Mohammed Poonja, Chapter 11 Trustee for the estate of Infonent.com, Inc. (the "Trustee"), served an Amended Complaint on the Company and Jump Acquisition, LLC ("Jump"). The Amended Complaint asserts claims for violation of the automatic stay provision, 11 U.S.C. Sec. 362, as a result of the Company's exercise of its contractual right to terminate the registration statement for Infonent.com, Inc.'s shares in the Company pursuant to a November 30, 1999 Registration Rights Agreement between the Company and Infonent.com, Inc.; breach of contract for the Company's and Jump's alleged failure to make certain earn-out payments to Infonent.com, Inc. in connection with a November 30, 1999 purchase agreement (the "Agreement"); breach of the implied covenant of good faith and fair dealing in connection with the Agreement; fraud; negligence; and breach of contract and breach of the implied covenant of good faith and fair dealing for its alleged delay in registering newly-issued shares of the Company's common stock in connection with the Registration Rights Agreement. The Amended Complaint sought $9,524,859 in damages, plus interest, compensatory damages on the automatic stay cause of action, costs and disbursements of the action, and attorneys' fees. The Company filed an Answer on May 2, 2001 denying the allegations made in the Amended Complaint. The Trustee has withdrawn its claim for violation of the Automatic Stay by the Company. In August 2001, the Company executed a Settlement Agreement with the trustee for Infonent.com in which the trustee agreed to dismiss all claims in return for a payment of $175,000 by the Company.

     On and after August 3, 2001 and as of the date of this filing, the Company is aware that six putative shareholder class action lawsuits were filed against the Company, certain of its current and former officers and directors, and several investment banks that were the underwriters of the Company's initial public offering. The lawsuits were filed in the United States District Court for the Southern District of New York. The lawsuits purport to be class actions filed on behalf of purchasers of the stock of the Company during the period from November 12, 1998 through December 6, 2000. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company's initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the Prospectus for the Company's initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The actions seek damages in an unspecified amount. The Company and its current and former officers and directors intend to vigorously defend the actions. The complaints have been consolidated into a single action. The Company is not required to respond to Plaintiffs' claims before a consolidated complaint is filed. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of this litigation could have an adverse impact on our business, financial condition and results of operations.

     From time to time the Company has been named in other claims arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

     (b)  Contingent  Stock  Issuances

     In connection with the acquisition of the web hosting assets of Webjump.com in December 1999, an additional payment of $12.5 million, payable in newly issued shares of common stock, was contingent based upon the attainment of certain performance targets measured as of November 30, 2000. Management determined that such targets were not achieved as of the measurement date, however, on February 14, 2001, the former shareholder group filed a lawsuit against the Company claiming that they are entitled to $9.5 million related to the above mentioned targets. In August 2001, the Company executed a Settlement Agreement with the trustee for Infonent.com in which the trustee agreed to dismiss all claims in return for a payment of $175,000. See Note 5 (a) above for additional information.

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

(6)  SUBSEQUENT  EVENTS

On October 9, 2001, restricted cash of $1.5 million related to the Company's office space lease was released and became available for the Company to use.

On October 17, 2001, the Company sold to British Telecommunications, plc all the assets used in connection with the Games Domain and Console Domain web sites. The total consideration for the purchase is the sum of: $420,000 upon contract completion; a first installment payment of a minimum of $147,500 and up to a maximum of $220,500, based on the percentage achievement of a predetermined revenue target for the fourth quarter of 2001, ending December 31, 2001; and, a second installment of a minimum of $147,500 and up to a maximum of $220,500, based on the percentage achievement of a predetermined revenue target for the first quarter of 2002, ending March 31, 2002. The minimum potential consideration is $715,000 and the maximum potential consideration is $861,000.

In addition, on October 30, 2001, the Company sold to the management of Kaboose.com Inc. all the assets used in connection with the Kids Domain.com web site for $75,000.

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

RECENT  DEVELOPMENTS

On October 9, 2001, restricted cash of $1.5 million related to our office space lease was released and became available for us to use.

On October 17, 2001, we sold to British Telecommunications, plc all the assets used in connection with the Games Domain and Console Domain web sites. The total consideration for the purchase is the sum of: $420,000 upon contract completion; a first installment payment of a minimum of $147,500 and up to a maximum of $220,500, based on the percentage achievement of a predetermined revenue target for the fourth quarter of 2001, ending December 31, 2001; and, a second installment of a minimum of $147,500 and up to a maximum of $220,500, based on the percentage achievement of a predetermined revenue target for the first quarter of 2002, ending March 31, 2002. The minimum potential consideration is $715,000 and the maximum potential consideration is $861,000.

On October 30, 2001, we sold to the management of Kaboose.com Inc. all the assets used in connection with the Kids Domain.com web site for $75,000.

OVERVIEW

     As of September 30, 2001, we were a network of six wholly-owned properties (five of which are online properties and one of which is an offline property) focused on delivering games information and selling games to our members in the United States and abroad. Each of these six properties specializes in the games business. The five online properties are: HappyPuppy.com, KidsDomain.com, GamesDomain.com, Computer Games Online (cdmag.com), and Chips & Bits
(chipsbits.com), as well as our offline property Computer Games Magazine. GamesDomain.com was sold on October 17, 2001 to British Telecommunications, plc and Kids Domain.com was sold to Kaboose.com Inc. on October 30, 2001.

     Our revenues are currently derived principally from the sale of print advertisements under short-term contracts in our games information magazine Computer Games, which we acquired in February 2000; through the sale of video games and related products through our e-commerce distribution business Chips & Bits, Inc.; through the sale of our games information magazine through newsstands and subscriptions; through electronic commerce revenue shares (representing our share of the proceeds from our e-commerce partners' sales); and through limited sale of online advertisements, which includes the development and sale of sponsorship placements within our web sites (we earn revenue on sponsorship contracts for fees relating to the design, coordination, and integration of the customer's content and links).

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

     In December 1999, we acquired the web hosting assets of Webjump.com, a web hosting property that primarily focuses on small businesses. The total purchase price for this transaction was $13.0 million and was primarily comprised of 1.1 million shares of newly issued Common Stock. An additional $12.5 million, payable in newly issued shares of Common Stock, was contingent based upon the attainment of certain performance targets measured as of November 30, 2000. Management determined that such targets were not achieved as of the measurement date, however, on February 14, 2001 the former shareholder group filed a law suit against us claiming that they are entitled to $9.5 million related to the above mentioned targets. That lawsuit was settled by the Company for payment of $175,000 in August 2001. See Part I - Item 5 - Legal and Note 5 (a) to our interim condensed consolidated financial statements for additional information.

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

RESULTS  OF  OPERATIONS

     Revenues. Our revenue is currently derived principally from the sale of print advertisements under short-term contracts in our games information magazine Computer Games, which we acquired in February 2000; through the sale of video games and related products through our e-commerce distribution business Chips & Bits, Inc.; through the sale of our games information magazine through newsstands and subscriptions; through electronic commerce revenue shares (representing our share of the proceeds from our e-commerce partners' sales); and through limited sale of online advertisements, which includes the development and sale of sponsorship placements within our web sites (we earn revenue on sponsorship contracts for fees relating to the design, coordination, and integration of the customer's content and links). We sell a variety of online advertising packages to clients, including banner advertisements, event sponsorships, and targeted and direct response advertisements. Our online advertising revenues are derived principally from short-term advertising arrangements, averaging one to three months. We generally guarantee a minimum number of impressions, defined as the number of times that an advertisement appears in pages viewed by the users of our online properties, for a fixed fee.

     Revenues decreased to $3.4 million and $12.7 million for the three and nine months ended September 30, 2001 as compared with $6.7 million and $22.1 million for the three and nine months ended September 30, 2000. Advertising revenues for the three and nine months ended September 30, 2001 were $1.2 million and $5.3 million, respectively, which represented 37% and 42% of total revenues. Advertising revenues for the three and nine months ended September 30, 2000 were $4.1 million and $14.8 million, respectively, which represented 60% and 67% of total revenues. The decrease in advertising revenues was primarily attributable to an industry-wide decrease in the on-line advertising market which is expected to continue through at least the balance of 2001, and possible into 2002, and to a dramatic reduction in the Company's sales force as part of the August 2001 cost reduction and restructuring initiatives. Advertising revenue from our online properties for the three and nine months ended September 30, 2001 and 2000, respectively, was $0.5 million and $2.9 million, and $2.9 million and $12.7 million, respectively. Advertising revenue from our games magazine for the three and nine months ended September 30, 2001 and 2000, respectively was $0.7 million and $2.4 million, and $1.2 million and $2.1 million, respectively. Sales of merchandise through our online store accounted for $1.0 million or 31% and $3.6 million or 28%, and $1.7 million or 25% and $5.5 million or 25% of total revenues for the three and nine months ended September 30, 2001 and 2000, respectively. In order to realign our e-commerce operations to focus on video games and related products, the Company shut down its electronic commerce operations in Seattle Washington in April 2000. Sales of our games information magazine through newsstands and subscriptions accounted for $1.1 million or 33% and $3.7 million or 29%, and $1.0 million or 15% and $1.8 million or 8% of total revenues for the three and nine months ended September 30 2001 and 2000 respectively. We acquired our games information magazine in February 2000. Price increases and significant increases in circulation account for the year over year increase as well as the strategy to diversify revenues with less dependency on advertising revenues.

     Cost of Revenues. Cost of revenues consists primarily of Internet connection charges, staff and related costs of operations personnel, depreciation and maintenance costs of web site equipment, printing costs of our games magazine and the costs of merchandise sold and shipping fees in connection with our online store. Gross margins were 25% and 22%, and 28% and 37% for the three and nine months ended September 30, 2001 and 2000, respectively. The period-to-period decrease in gross margin for the three-month and the period-to-period decrease in the gross margin for the nine-month periods was primarily attributable to a higher concentration of electronic commerce and print advertising sales in our games information magazine, both of which traditionally result in lower gross margins than online advertising revenues.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related expenses of sales and marketing personnel, commissions, advertising and marketing costs, public relations expenses, promotional activities and barter expense. Sales and marketing expense was $1.8 million and $8.8 million for the three and nine months ended September 30, 2001 as compared with $6.1 million and $19.6 million for the three and nine months ended September 30, 2000. The period-to-period decrease in sales and marketing expense was attributable to reduced personnel costs and decreased advertising costs.

     Product Development. Product development expenses include salaries and related personnel costs, expenses incurred in connection with the development of, testing of and upgrades to our web sites and community management tools, and editorial and content costs. Product development expenses decreased to $0.6 million and $3.6 million for the three and nine months ended September 30, 2001 as compared to $2.6 and $8.4 million for the three and nine months ended September 30, 2000. The period-to-period decrease was related to our restructuring and cost containment initiatives.

     General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related personnel costs for general corporate functions including finance, human resources, legal and facilities, outside legal and professional fees, bad debt expenses and general corporate overhead costs. General and administrative expenses were $1.7 and $5.7 million for the three and nine months ended September 30, 2001 as compared with $3.9 and $10.6 million for the three and nine months ended September 30, 2000. The period-to-period decrease was primarily attributable to decreased salaries and personnel costs as a result of our restructuring and cost containment initiatives.

     Restructuring and Impairment Charges. For the three and nine months ended September 30, 2001, we recorded restructuring and impairment charges of $8.6 million and $13.7 million, respectively. For the three and nine months ended September 30, 2000, we recorded restructuring and impairment charges of $0 and $15.6 million, respectively.

In the second quarter of 2001, we announced cost-reduction initiatives. These initiatives included the elimination of 59 positions, or 31% of our workforce. The severance benefits of $469,610 were paid in the second quarter of 2001. Additionally, we closed our San Francisco office in May 2001 and an additional $54,000 security deposit was relinquished as settlement to terminate the remaining lease obligation.

In the second quarter of 2001, we recorded impairment charges of $4.5 million as a result of management's ongoing business review and impairment analysis performed under its existing policy regarding impairment of long-lived assets.

In the third quarter of 2001, we continued its cost cutting measures. We eliminated 60 additional positions, or 58% of our workforce. As a result, severance benefits of $1.0 million were paid in the third quarter of 2001.

Additionally, we terminated our lease at 120 Broadway in New York and our operations relocated to a significantly smaller facility in New York, in September 2001. We also decided to shut down our www.theglobe.com and www.webjump.com web sites effective August 15, 2001. The servers located in a facility in Staten Island, New York were in use through August 31, 2001. We discontinued the use of these servers on August 31, 2001 and we are now using hosted facilities for our live web sites. As a result of these measures, we recorded net restructuring and impairment charges related to the fixed assets consisting of computer hardware and software, furniture and fixtures, communications equipment and leasehold improvements at the two locations totaling approximately $3.67 million and miscellaneous net restructuring credit amounts related to settlement of prepaid items, accruals and capital lease obligations totaling approximately $0.26 million

Further, in the third quarter of 2001, we recorded additional impairment charges of $4.2 million, $3.6 million related to Chips & Bits and Strategy Plus and $0.6 million related to Attitude Network, Ltd, related to goodwill and other intangible assets, as a result of management's ongoing business review and impairment analysis performed under its existing policy regarding impairment of long-lived assets. We had recorded a similar initial impairment charge of $19.6 million in fourth quarter of 2000 and $4.5 million in the second quarter of 2001. This compares with $0 million and $15.6 million for the for the three and nine months ended September 30, 2000 related to the closing of electronic commerce operations in Seattle, Washington in April 2000. The closure of the Seattle operations was the result of a realignment of our electronic commerce operations to focus on the direct sale of games.

Where impairment indicators were identified, management determined the amount of the impairment charge by comparing the carrying values of goodwill and other long-lived assets to their fair values. Management determines fair value based on a market approach which mainly includes proposals for sale of its business properties. As a result, during management's quarterly review of the value and periods of amortization of both goodwill and other long-lived assets, it was determined that the carrying value of goodwill and certain other tangible and intangible assets were not fully recoverable.

In 1999, we completed acquisitions of Attitude Network, Ltd and the web hosting assets of Webjump.com ("Web-based properties") and in February 2000, of Strategy Plus, Inc. and Chips and Bits, Inc. ("Other businesses"). We also acquired tangible assets such as server and computer equipment principally during the years 1999 and 2000. These tangible assets were used for serving and hosting our various websites. Our revaluation of goodwill and intangible assets related to the Web-based properties, other businesses and the tangible assets was triggered by the continued and prolonged decline in Internet advertising throughout 2000 and 2001, which significantly impacted current projected advertising revenue generated from these web-based properties and downturn in computer games e-commerce business and has resulted in declines in operating and financial metrics over the past several quarters, in comparison to the metrics forecasted at the time of their respective acquisitions.

It was determined that the fair value of goodwill and intangible assets related to our web-based properties, other businesses and tangible assets were less than the recorded amount. The methodology used to test for and measure the amount of the impairment charge related to the intangible assets was based on the same methodology as used during the initial acquisition valuation of these web-based properties and other businesses. The impairment related to the tangible assets was based on the estimated net realizable value of these assets. The impairment factors evaluated by management may change in subsequent periods, given that our business operates in a highly volatile business environment. This could result in material impairment charges in the future.

As of September 30, 2001, after giving effect to the fourth quarter of 2000 and year-to-date 2001 impairment charges, the total remaining amount of goodwill and other intangible assets, net, is $0.8 million for Attitude Networks which was acquired in April 1999, zero for Webjump which was acquired in December 1999 and $4.0 million for Chips and Bits and Strategy Plus which was acquired in February 2000.

As of September 30, 2001, the amount remaining in the Factorymall.com restructuring accrual recorded in the second quarter of 2000 is $40,000, primarily related to severance, which will be paid out in October 2001. The total restructuring accrual of $40,000 is included within accrued expenses.

See Note 6 - Subsequent Events for information regarding the sale of certain of our online properties in October 2001.

     Amortization of Goodwill and Intangible Assets. Amortization expense was $2.0 million and $7.7 million for the three and nine months ended September 30, 2001 as compared with $6.3 million and $20.9 million for the three and nine months ended September 30 2000. The period-to-period decrease in amortization expense was primarily attributable to the write-down of goodwill and intangibles assets which occurred in the fourth quarter of 2000 and second quarter of 2001. The gross amount of goodwill and purchased intangibles as of September 30, 2001 is being amortized over the expected period of benefit ranging from two to three years (three years for goodwill). Refer to Recent Accounting Pronouncements,
Part  I  -  1  n.

     Interest and other income, net. Interest and other income, net primarily includes interest income from our cash and cash equivalents and short-term investments, interest expense related to our capital lease obligations and realized gains and losses from the sale of short-term investments. The decrease in interest and other income, net for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 was primary attributable to a decrease in income earned as a result of a lower cash and cash equivalent and short-term investment balance. The period to period decrease for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 was primary attributable to a decrease in income earned as a result of a lower cash and cash equivalent and short-term investment balance offset partially because of the recognition of interest income and net proceeds from the liquidation of collateral deposits for buyouts of capitalized leases.

     Income Taxes. Income taxes were approximately a credit of $(6,429) and expense of $16,104 for the three and nine months ended September 30, 2001 as compared with the $53,698 expense and $174,138 expense for the three and nine months ended September 30, 2000. Income taxes were based solely on state and local taxes on business and investment capital. Our effective tax rate differs from the statutory federal income tax rate, primarily as a result of the uncertainty regarding our ability to utilize our net operating loss carryforwards. Due to the uncertainty surrounding the timing or realization of the benefits of our net operating loss carryforwards in future tax returns, we have placed a 100% valuation allowance against our otherwise recognizable deferred tax assets. At December 31, 2000, the Company had net operating loss carry forwards available for U.S. and foreign tax purposes of $105.2 million. These carryforwards expire through 2020. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Due to the change in our ownership interests in the third quarter of 1997 and May 1999, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), future utilization of our net operating loss carryforwards prior to the change of ownership will be subject to certain limitations or annual restrictions.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of September 30, 2001, we had approximately $1.3 million in cash and cash equivalents and $51 thousand in short-term investments. Net cash used in operating activities was $15.2 million for the nine months ended September 30, 2001 as compared to $25.5 million for the nine months ended September 30, 2000. The decrease in net cash used in operating activities resulted primarily from a decrease in our net operating losses, exclusive of depreciation expense and amortization expense related to our acquisitions and non-cash charges. The decrease was also attributable to a reduction in accounts receivable and prepaid expenses, offset by a reduction in accounts payable and accrued expenses.

     Net cash provided by investing activities was $4.8 million for the nine months ended September 30, 2001 as compared to $9.4 million for the nine months ended September 30, 2000. The decrease in net cash provided in investing activities is primarily attributable to a decrease in the proceeds received from the sale of short-term investments, decrease in purchases of property and equipment offset by the receipt of security deposits used to buy out certain capital lease obligations.

     Net cash used in financing activities was approximately $1.6 million for the nine months ended September 30, 2001 as compared to $0.9 million for the nine months ended September 30, 2000. The increase in net cash used in financing activities was primarily attributable to the buyout of capital lease obligations using the collateral from the associated security deposits.

     As of September 30, 2001, we had obligations amounting to $0.5 million in connection with equipment purchased under capital leases. These obligations are payable at various intervals between 2001 and 2003. We expect to meet our current capital lease obligations with our cash, cash equivalents and short-term investments, and security deposits.
     As of September 30, 2001, the amount remaining in the Factorymall.com restructuring accrual is $40,000, primarily related to severance, which was paid out in October 2001.

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

     As of September 30, 2001, our sole source of liquidity consisted of $1.3 million of cash and cash equivalents and short-term investments. In addition, restricted cash of $1.5 million became available on October 9, 2001. We currently do not have access to any other sources of funding, including debt and equity financing facilities. As of September 30, 2001, our principal commitments consisted of our operating obligations, amounts outstanding under operating and capital leases. Due to our cost-reductions and restructuring initiatives, we believe that we have sufficient funds to continue operating at our present level of operations for a period of at least 6 months, and potentially, up to 12 months depending upon the economic conditions affecting the advertising, magazine subscription and e-commerce revenue generating activities for our remaining properties. The Company has limited operating capital and no current access to credit facilities. The Company's continued operations therefore will depend on its ability to keep costs down, sell assets or raise additional funds through bank borrowings or equity or debt financing which financing is very unlikely.

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

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $3.3 million, all of which will be subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill was $27.2 million and $7.7 million for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

     In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, Goodwill and Other Intangible Assets.

     The Company is required to adopt Statement 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company's financial statements.




                                  RISK FACTORS

     In addition to the other information in this report, the following factors should be carefully considered in evaluating our business and prospects. WE HAVE CLOSED OUR COMMUNITY SITE, OUR SMALL BUSINESS WEB-HOSTING PROPERTY AND HAVE SOLD CERTAIN OF OUR GAMES PROPERTIES AND INTEND TO SELL THE REMAINDER OF OUR GAMES PROPERTIES. WE MAY NOT BE ABLE TO SELL THESE PROPERTIES FOR ANY SIGNIFICANT VALUE.

     Due to the significant and prolonged decline in the Internet advertising sector, the Company elected to close its community web site at www.theglobe.com
                                                                ----------------
and  its  small business web-hosting property at www.webjump.com in August 2001.
                                                 ---------------
In addition, the Company is seeking buyers for its games properties in order to reduce its cash burn and preserve working capital. The Company has already sold substantially all the assets of (i) Kaleidoscope Networks Limited, the English subsidiary of Attitude Network Ltd. that operated GamesDomain.com and GamesDomain.co.uk, and (ii) KidsDomain.com and KidsDomain.co.uk. In addition, the Company sold the url of webjump.com. This strategy has resulted in the Company shifting its business strategy from operating as a going concern to trying to sell its game properties. The Company may be unable to sell its remaining games properties quickly, if at all, which would result in continued depletion of its cash position since the games business currently operates at a cash loss. The games properties may also lose some of their value while we try to sell them as we do not have full corporate support for these businesses. In addition, the "theglobe.com" brand continues to lose significant value since the web site www.theglobe.com was taken offline August 15, 2001. In addition, the
           ----------------
closing of our community site and our small business web-hosting site may adversely affect our electronic commerce due to the inability of those web sites after their closure to refer traffic to the Chips & Bits web site. The closing of these two web sites will negatively affect our ability to promote our continuing games business. In addition, there is no assurance that we will be able to sell all or any of the remaining games business quickly, if at all, or at any significant price, or that there will be any return to our equity holders.

WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN IF WE ARE UNABLE TO SELL OUR REMAINING GAMES BUSINESS.

     We may not be able to operate the remaining business in the event that we cannot sell the business or enter into another arrangement. At this point there are minimal prospects for a meaningful return on investment.

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

     The delisting could make trading our shares more difficult for investors, potentially leading to further declines in share price. It would also make it more difficult for us to raise additional capital, although we have no intentions to do so. We will also incur additional costs under state blue sky laws if we sell equity due to our delisting.

REVENUE GROWTH IN PRIOR PERIODS IS NOT INDICATIVE OF FUTURE GROWTH; THE COMPANY HAS RESTRUCTURED AND PLANS TO SEEK TO SELL ITS REMAINING PROPERTIES WHICH WILL MATERIALLY NEGATIVELY AFFECT OUR REVENUES; WE HAVE RECEIVED A REPORT FROM OUR INDEPENDENT AUDITORS THAT RAISES SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

     Although we achieved significant total revenue growth during 1999 and 2000, our online advertising revenue decreased in 2001 due to the softness in the advertising market, which is expected to continue, and our cost-reduction and restructuring initiatives which have resulted in a dramatic reduction in our sales force. Overall, our revenues decreased period to period in the first, second and third quarters of 2001. Commencing in the third quarter 2000, our online advertising revenues decreased by $2.5 million compared to second quarter 2000, and decreased an additional $0.2 million in the fourth quarter of 2000. Additionally, in April 2000, we elected to shut down our e-commerce operations in Seattle, Washington in an effort to realign our electronic commerce operations to focus on video games and related products. This negatively impacted our projected revenue growth from e-commerce. On August 3, 2001, we elected to shut down our community operations and small business web-hosting. On October 17, 2001, we sold the GamesDomain.com and ConsoleDomain.com web sites. On October 30, 2001, we sold the Kids Domain web site. We also are seeking buyers for the remaining game properties which may materially affect revenues for our games business since a number of advertisers could choose not to do business with us during the phase-down period. We also dramatically reduced the number of employees, including almost the entire sales staff, which will have a dramatic negative impact on our revenues going forward. Accurate predictions of revenue are also difficult because we are seeking to sell our remaining assets. Accordingly, investors should not rely on past revenues as a prediction of future revenues. In addition, we have received a report from our independent accountants containing an explanatory paragraph stating that we suffered recurring losses from operations since inception that raises substantial doubt about our ability to continue as a going concern.

WE  EXPECT  TO  CONTINUE  TO  INCUR  LOSSES.

     We have incurred net losses in each quarter since our inception and we expect that we will continue to incur net losses for the foreseeable future. We had net losses of approximately $103.9 million, $49.6 million, $16.0 million, $3.6 million and $0.8 million for the years ended December 31, 2000, 1999, 1998, 1997 and 1996, respectively. As of September 30, 2001, we had an accumulated deficit of approximately $209.8 million. The principal causes of our losses are likely to continue to be:

     -    costs  resulting  from  the  operation  of  our  services;
     -    amortization  expense  related  to  our  acquisitions;
     -    costs  resulting  from  the  write  down  of  goodwill;
     - costs resulting from the restructuring and closure of our community sites;
     -    failure  to  generate  sufficient  revenue;  and
     -    general  and  administrative  expenses.

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

In addition, the publicity we receive, in connection with our financial performance and measures to remedy it, may negatively affect our reputation and our business partners and other market participants perception of the Company. If we are unable to maintain the existing and develop new business relationships our revenues and collections could suffer materially. In addition, the announcement that we have closed our community web sites and are looking for buyers for our games properties could have a material adverse effect on our ability to retain the employees necessary to operate the games business and generate revenues and subsequently collect them, and to retain the games business value prior to a sale.

WE HAVE HISTORICALLY RELIED SUBSTANTIALLY ON ONLINE ADVERTISING REVENUES. THE ONLINE ADVERTISING MARKET HAS SIGNIFICANTLY DECLINED OVER THE PAST SEVERAL QUARTERS. IN ADDITION, WE HAVE DRAMATICALLY REDUCED OUR SALES FORCE DOWN TO
ONLY  TWO  SALES  PEOPLE  NATIONWIDE.

     We historically derived a substantial portion of our revenues from the sale of advertisements on our web sites and in our magazine Computer Games Magazine. Our business model and revenues are highly dependent on the amount of traffic on our sites and our ability to properly monetize this traffic. Due to the August 3, 2001 restructuring, we now have only two sales people and will have tremendous difficulty maintaining revenues and monetizing traffic to our games properties. In addition, the editorial content on certain of the game properties is only being updated periodically, if at all, which may lead to a decrease in the number of viewers and which could adversely effect our efforts to sell these properties. The level of traffic on our sites determines the amount of online advertising inventory we can sell and the price for which we can sell our games business. Our ability to generate online advertising revenues depends, in part, on our ability to create new advertising programs without diluting the perceived value of our existing programs. Due to the reduction in headcount, we are unable to create new advertising programs going forward. Online advertising has dramatically decreased since the middle of 2000 and has continued to decline into the first, second and third quarters of 2001, which could have a material effect on the Company. Many online advertisers have been experiencing financial difficulties which could materially impact our revenues and our ability to collect our receivables. Due to our announcement regarding our closing of our community business, it may become even more difficult to collect receivables. Our ability to generate online advertising revenues will also depend, in part, on the following:

- advertisers' acceptance of the Internet as an attractive and sustainable medium;
- advertisers' willingness to pay for advertising on the Internet at current rates;
-    the  development  of  a  large  base of users of our products and services;
-    our  level  of  traffic;
- the effective development of web site content that attracts users having demographic characteristics attractive to advertisers; and
-    price competition among web sites which has resulted in decreasing pricing.


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


COMPETITION FOR USERS AND ADVERTISERS, AS WELL AS COMPETITION IN THE ELECTRONIC COMMERCE MARKET IS INTENSE AND IS EXPECTED TO INCREASE SIGNIFICANTLY.

     The market for users and Internet advertising among web sites is new and rapidly evolving. Competition for users and advertisers, as well as competition in the electronic commerce market, is intense and is expected to increase significantly. Barriers to entry are relatively insubstantial and we believe we will face competitive pressures from many additional companies both in the United States and abroad. Accordingly, pricing pressure on advertising rates will continue to increase in the future which could have a material adverse effect on us. All types of web sites compete for users. Competitor web sites include other games information networks and various other types of web sites. We believe that the principal competitive factors in attracting users to a site are:

-    functionality  of  the  web  site;
-    brand  recognition;
-    affinity  and  loyalty;
-    broad  demographic  focus;
-    open  access  for  visitors;
-    critical  mass  of  users;
-    attractiveness  of  content  and  services  to  users;  and
-    pricing  and  customer  service  for  electronic  commerce  sales.

     We compete for users, advertisers and electronic commerce marketers with the following types of companies:

- publishers and distributors of television, radio and print, such as CBS, NBC and AOL Time Warner;
-    electronic  commerce  web  sites,  such  as  Amazon.com;  and
- other web sites serving game enthusiasts, including Ziff Davis' Gamespot and CNET's Gamecenter.

     Many of our existing and potential competitors and traditional media companies, have the following advantages:

-    longer  operating  histories  in  the  Internet  market,
-    greater  name  recognition;
-    larger  customer  bases;
-    significantly  greater  financial, technical and marketing resources; and,
-    not  seeking  to  sell  their  businesses.

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

OUR  QUARTERLY  OPERATING  RESULTS  FLUCTUATE  AND  VARY  BY  SEASON.

     Due to our significant change in operations, our historical quarterly operating results are not reflective of future results. We have not achieved past expectations and it is likely that in one or more future quarters, our operating results will fall below the expectation of investors. If this occurs, the trading price of our Common Stock would almost certainly be materially and adversely affected. The factors which will cause our quarterly operating results to fluctuate in the future include:

-    sales  of  our  assets;
-    the  drastic  decline  in  the  number  of  sales  employees;
-    the  level  of  traffic  on  our  web  sites;

-    the  overall  demand  for  Internet  advertising  and electronic commerce;
- the addition or loss of advertisers and electronic commerce partners on our web sites;
-    overall  usage  and  acceptance  of  the  Internet;
- seasonal trends in advertising and electronic commerce sales and member usage;
-    other  costs  relating  to  the  maintenance  of  our  operations;
-    the  restructuring  of  our  business;
- failure to generate significant revenues and profit margins from new products and services;
- financial performance of other internet companies who advertise on our site; and
-    competition  from  others  providing  services  similar  to those of ours.

     We have historically derived a substantial portion of our revenues from the sale of advertising under short-term contracts. These contracts average one to three months in length. As a result, our quarterly revenues and operating results are, to a significant extent, dependent on advertising revenues from contracts entered into within the quarter, and on our ability to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. A slowdown in the advertising market can happen quickly and lasts an unknown amount of time. The advertising market has not yet recovered from the current slowdown. We believe that advertising sales in traditional media, such as television and radio, generally are lower in the first and third calendar quarters. If the Internet transitions from an emerging to a more developed form of media, these same patterns may develop in Internet advertising sales. Internet advertising expenditures may also develop a different seasonality pattern. We now have only 2 salespersons. Traffic levels on our sites and the Internet have typically declined during the summer and year-end vacation and holiday periods. Revenues from our games magazine are subject to the same seasonality trends as traditional media.

     In addition to selling advertising, a substantial and increasing portion of our revenues may be generated from electronic commerce through our Chips & Bits, Inc. subsidiary. We also have existing electronic commerce arrangements with third parties for the sale of merchandise on our electronic commerce site which are terminable upon short notice. We have cut down to only 2 salespersons resulting in very little revenue from advertising. We now have a substantial portion of revenue from ecommerce. Our revenues from electronic commerce may fluctuate significantly from period to period depending on the level of demand for products featured on our site and overall competition in the marketplace.

OUR  BUSINESS  MODEL  IS  UNPROVEN.

     Our business model is unproven. This model depends upon our ability to obtain revenues by using our games information properties without any other source of revenue. To be successful, we must, among other things, develop and market products and services that achieve broad market acceptance by our users, advertisers and electronic commerce vendors. We must continue to develop electronic commerce revenue streams by marketing products directly to users and having users purchase products through our electronic commerce site. We cannot assure you that any e-commerce business will achieve broad market acceptance and will be able to generate significant electronic commerce revenues. We also cannot assure you that our business model will be successful, that it will sustain revenue growth or that it will be profitable.

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

In the fourth quarter of 2000, we announced the reduction of our workforce by 26 employees. In the second quarter of 2001, we announced the reduction of our workforce by 59 employees. On August 3, 2001, we announced the reduction of our workforce by 60 employees. These reductions included substantially all employees at the management level, with the exception of our Chief Executive Officer. As a result of this reduction, we may experience inefficiencies and a decrease in productivity throughout our business. This may have a material effect on our operating results.

OUR  LIMITED  OPERATING  HISTORY  MAKES  FINANCIAL  FORECASTING  DIFFICULT.

     We have never operated solely as a games network. Accordingly, we have a limited operating history for you to use in evaluating our prospects and us. Our prospects should be considered in light of the risks encountered by companies operating in new and rapidly evolving markets like ours. We may not successfully address these risks. For example, we may not be able to:
     -    maintain  levels  of  user  traffic  on  our  web  sites;
     -    maintain or increase the percentage of our advertising inventory sold;
     -    maintain  or  increase  both  CPM  levels  and  sponsorship  revenues;
     -    adapt  to  meet  changes  in our markets and competitive developments;
     -    develop  or  acquire  content  for  our  services;  and
     -    identify,  attract,  retain  and  motivate  qualified  personnel;

OUR ACQUISITIONS, JOINT VENTURES OR STRATEGIC TRANSACTIONS ENTAIL NUMEROUS RISKS AND UNCERTAINTIES.

     On February 24, 2000, we acquired Chips & Bits, Inc., an electronic commerce retailer that focuses primarily on game enthusiasts' and Strategy Plus, Inc., media property that publishes a monthly games magazine and a game enthusiast web site. Due to the significant and prolonged decline in the Internet advertising sector, we closed our community web site at www.theglobe.com and our small business web-hosting property at www.webjump.com
               -                                                 ---------------
in August 2001, and are currently seeking buyers for our games properties. In conjunction with our efforts to sell our remaining games properties, we are considering and evaluating potential business combinations or sales of these remaining assets. If consummated, any such transaction could result in a change of control of our company or could otherwise be material to our business or to your investment in our Common Stock. In addition, as part of the sale of our games business, we could obtain stock of another company or be the surviving company in a merger. These transactions may or may not be consummated. If such a transaction is not consummated, it is unclear how long we will continue to be able to operate. Our future acquisitions or joint ventures could result in numerous risks and uncertainties, including:

- potentially dilutive issuances of equity securities, which may be issued at the time of the transaction or in the future if certain tests are met or not met, as the case may be. These securities may be freely tradable in the public market or subject to registration rights which could require us to publicly register a large amount of Common Stock, which could have a material adverse effect on our stock price;
-    large  and  immediate  write-offs;
- significant write-offs if we determine that the business acquisition does not fit or perform up to expectations;
- the incurrence of debt and contingent liabilities or amortization expenses related to goodwill and other intangible assets;
- difficulties in the assimilation of operations, personnel, technologies, products and information systems of the acquired companies;
     - the risks of entering geographic and business markets in which we have no or limited prior experience; and
-    the  risk  that  the  acquired  business  will  not  perform  as  expected.

WE MAY BE UNSUCCESSFUL IN ESTABLISHING AND MAINTAINING BRAND AWARENESS; BRAND IDENTITY IS CRITICAL TO US AND OUR ABILITY TO SELL OUR REMAINING ASSETS.

     We believe that establishing and maintaining awareness of the brand name of our wholly owned subsidiaries, including the brand names of all our games properties ("Chips & Bits", "Strategy Plus" "HappyPuppy.com" and "CGonline.com") is critical to attracting buyers for these properties and to expanding our member base, the traffic on our web sites and our advertising and electronic commerce relationships. The closure of the community web site at www.theglobe.com, the Company's flagship web site, will adversely affect the
               -
public's perception of the Company. If we fail to promote and maintain our brand or our brand value is diluted, our continuing games business, operating results, financial condition, and our ability to attract buyers for these properties could be materially adversely affected. The importance of brand recognition will increase because low barriers to entry may result in an increased number of web sites. To promote our brand, we may be required to continue to increase our financial commitment to creating and maintaining brand awareness. We may not generate a corresponding increase in revenues to justify these costs. Additionally, if Internet users, advertisers and customers do not perceive our games properties to be of high quality, the value of our brand could be materially diluted.

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

     To the extent that we encounter system failures or material difficulties in the operation of our advertising management systems, we may :

- be unable to deliver banner advertisements and sponsorships through our sites; and
- be required to provide additional impressions to our advertisers after the contract term.


     Our obligations to provide additional impressions might displace saleable advertising inventory. This could reduce revenues and could have a material adverse effect on us.

WE HAVE DRAMATICALLY REDUCED OUR PERSONNEL, INCLUDING PERSONNEL THAT WE HAVE HISTORICALLY PLACED SUBSTANTIAL DEPENDENCE ON.

     Our performance is substantially dependent on the continued service of our senior management and key technical personnel, as well as on our sales force. In particular, our success has depended on the continued efforts of our senior management team, especially our Chief Executive Officer, our President and Chief Operating Officer, our Chief Financial Officer, our Vice President of Legal & Business Affairs and our Chief Technology Officer. Our President and Chief Operating Officer, Chief Financial Officer and Chief Technology Officer are no longer with the Company after August 2001, and our Vice President of Legal & Business Affairs is no longer with the Company after October 2001, which has made operation of the Company significantly more difficult. In addition, the dramatic reduction in the number of personnel, particularly sales personnel, in August 2001 has made operating the Company significantly more difficult. We do not carry key person life insurance on any of our personnel.

WE  DEPEND  ON  HIGHLY  QUALIFIED  TECHNICAL  AND  MANAGERIAL  PERSONNEL.

     Our future success also depends on our continuing ability to attract, retain and motivate highly qualified technical expertise and managerial personnel necessary to operate our remaining business. Our seeking to sell the games properties may also encourage existing employees to seek employment at another company. If this were to occur, it could have a material effect on our efforts to sell the games properties. We may need to give retention bonuses to certain employees to keep them which can be costly to the Company. We may be unable to attract, assimilate or retain highly qualified technical and managerial personnel in the future. Wages for managerial and technical employees are increasing and are expected to continue to increase in the future. We have from time to time in the past experienced, and we expect to continue to experience in the future if we need to hire any additional personnel, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Furthermore, we will not be able to effectively offer stock options due to the delisting of the common stock, low trading volume and cash position of the Company. In addition, we have difficulty attracting qualified employees due to the Company's restructuring, financial position and scaling down of operations. Also, we may have difficulty attracting qualified employees to work in the geographically remote location in Vermont of Chips & Bits, Inc. and Strategy Plus, Inc., the Company's two subsidiaries that will contain most of the employees after August 2001. If we are unable to attract and retain the technical and managerial personnel necessary to support the growth of our business, our business would likely be materially and adversely affected.

OUR MANAGEMENT TEAM IS INEXPERIENCED IN THE MANAGEMENT OF A PUBLIC COMPANY AND IS SMALL FOR AN OPERATING COMPANY.

     We hired a new Chief Executive Officer in August 2000, who has not had previous experience managing a public company. Furthermore, the remaining members of our senior management, other than the Chairman, have not had any previous experience managing a public company or a large operating company. Accordingly, we cannot assure you that:

-    our  key  employees  will  be able to work together effectively as a team;
-    we  will  be  able to retain the remaining members of our management team;
-    we  will  be  able  to  hire,  train  and  manage  our  employee  base;
- our systems, procedures or controls will be adequate to support our operations; and
- our management will be able to achieve the rapid execution necessary to fully exploit the market opportunity for our products and services.

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

     We have revenue agreements with entities controlled by Mr. Egan and by H. Wayne Huizenga, one of our former directors. These agreements were not the result of arm's-length negotiations, but we believe that the terms of these agreements are on comparable terms as if they were entered into with unaffiliated third parties. The revenues recognized from such agreements represented less than 1%, 4% and 3% of total revenues for the years ended December 31, 2000, 1999 and 1998, respectively. Due to their relationships with his related entities, Mr. Egan will have an inherent conflict of interest in making any decision related to transactions between their related entities and us. We intend to review related party transactions in the future on a case-by-case basis.

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

     Our principal servers are located in New Jersey at a third party hosting facility operated by AT&T. Our operations depend on the ability to protect our systems against damage from unexpected events, including fire, power loss, water damage, telecommunications failures and vandalism. Any disruption in our Internet access due to the transition or otherwise could have a material adverse effect on us. In addition, computer viruses, electronic break-ins or other similar disruptive problems could also materially adversely affect our web sites. Our reputation, theglobe.com brand and the brands of our subsidiaries and game properties could be materially and adversely affected by any problems to our sites. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. We do not presently have any secondary off-site systems or a formal disaster recovery plan.

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

WE  DEPEND  ON  THE  CONTINUED GROWTH IN THE USE AND COMMERCIAL VIABILITY OF THE
WEB.

     Our market is relatively new and rapidly evolving. Our remaining business is substantially dependent upon the continued rapid growth in the use of the Internet, PC and console games and electronic commerce on the Internet becoming more widespread. Web usage and electronic commerce growth may be inhibited for a number of reasons, including:

-    inadequate  network  infrastructure;
- security and authentication concerns with respect to transmission over the Internet of confidential information, including credit card numbers, or other personal information;
-    ease  of  access;
-    inconsistent  quality  of  service;
-    availability  of  cost-effective,  high-speed  service;  and
-    bandwidth  availability.

     If the Internet develops as a commercial medium more slowly than we expect, it will materially adversely affect our business. Additionally, if web usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth or its performance and reliability may decline. Web sites have experienced interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays frequently occur in the future, web usage, as well as usage of our web sites, could grow more slowly or decline. Also, the Internet's commercial viability may be significantly hampered due to:

- delays in the development or adoption of new operating and technical standards and performance improvements required to handle increased levels of activity;
-    increased  government  regulation;  and
- insufficient availability of telecommunications services which could result in slower response times and adversely affect usage of the Internet.

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

     In February 2000, we acquired Chips & Bits, Inc., a direct marketer of video games and related products over the Internet. However, we have limited experience in the sale of products online as compared to many of our competitors and the development of relationships with manufacturers and suppliers of these products. In addition, the closing of our community site and our small business web-hosting site may adversely affect our electronic commerce due to the inability of those web sites after their closure to refer traffic to the Chips & Bits web site. We also face many uncertainties which may affect our ability to generate electronic commerce revenues and profits, including:

- our ability to obtain new customers at a reasonable cost, retain existing customers and encourage repeat purchases;
- the likelihood that both online and retail purchasing trends may rapidly change;
-    the  level  of  product  returns;
-    merchandise  shipping  costs  and  delivery  times;
-    our  ability  to  manage  inventory  levels;
-    our  ability  to  secure  and  maintain  relationships  with  vendors;
- the possibility that our vendors may sell their products through other sites; and
- intense competition for electronic commerce revenues, resulting in downward pressure on gross margins.

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

     Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. However, we may not have sufficient funds or personnel to adequately litigate or otherwise protect our rights. Furthermore, we cannot assure you that our business activities will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us, including claims related to providing hyperlinks to web sites operated by third parties or providing advertising on a keyword basis that links a specific search term entered by a user to the appearance of a particular advertisement. Moreover, from time to time, third parties may assert claims of alleged infringement by us or our members of their intellectual property rights. Any litigation claims or counterclaims could impair our business because they could:

-    be  time-consuming;
-    result  in  costly  litigation;
-    subject  us  to  significant  liability  for  damages;
-    result  in  invalidation  of  our  proprietary  rights;
-    divert  management's  attention;
-    cause  product  release  delays;  or
- require us to redesign our products or require us to enter into royalty or licensing agreements that may not be available on terms acceptable to us, or at all.


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

     We have registered several Internet domain names including "theglobe.com", "globeclubs.com", "tglo.com," "azazz.com," "happypuppy.com, " "cgonline" and "cdmag.com." The regulation of domain names in the United States and in foreign countries may change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names, any or all of which may dilute the strength of our names. We may not acquire or maintain our domain names in all of the countries in which our web sites may be accessed, or for any or all of the top-level domain names that may be introduced. The relationship between regulations governing domain names and laws protecting proprietary rights is unclear. Therefore, we may not be able to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights.

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

WE  ARE  INVOLVED  IN  A  SECURITIES  CLASS  ACTION  LITIGATION.

     We are a party to the securities class action litigation described in Part I, Item 1, Number 5(a) - "Litigation" of this report. The defense of the litigation described in Part II, Item 1 may increase our expenses and will occupy the senior staff's attention and resources, and an adverse outcome in this litigation could adversely affect the business.

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

OUR  STOCK  PRICE  IS  VOLATILE.

     The trading price of our Common Stock has been volatile and may continue to be volatile in response to various factors, including:

-    sales  of  any  of  our  games  properties;
- shut down of our community web site and small business web-hosting web site;
-    the  loss  of  a  significant  number  of  our  employees;
-    quarterly  variations  in  our  operating  results;
-    Decreased  trading  volume;
-    competitive  announcements;
- the operating and stock price performance of other companies that investors may deem comparable to us; and
-    news  relating  to  trends  in  our  markets.

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

ANTI-TAKEOVER  PROVISIONS  AFFECTING  US  COULD  PREVENT  OR  DELAY  A CHANGE OF
CONTROL.

     Provisions of our charter, by-laws and stockholder rights plan and provisions of applicable Delaware law may:

- have the effect of delaying, deferring or preventing a change in control of our company;
-    discourage bids of our Common Stock at a premium over the market price; or
- adversely affect the market price of, and the voting and other rights of the holders of, our Common Stock.

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

     Foreign Currency Risk. We transact business in the United Kingdom. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. The effect of foreign currency exchange rate fluctuations he first nine months of 2001was not material. We do not use derivative financial instruments to limit our foreign currency risk exposure.

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

          None.

     (b)  Reports  on  Form  8-K.

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereto duly authorized.



                       theglobe.com,  inc.

                       /s/ Charles  M.  Peck
                       ----------------------

                       Charles  M.  Peck
                       Chief Executive Officer (Principal Financial and Accounting Officer)
November 14, 2001