Form 10-K
period 2001-12-31
THEGLOBE COM INC
filed 2002-04-16
CIK 1066684

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001         COMMISSION FILE NO.: 0-25053

                               THEGLOBE.COM, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                      14-1782422
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification Number)

        2 PENN PLAZA, SUITE 1500
           NEW YORK, NEW YORK                               10121
(Address of principal executive offices)                  (Zip Code)


                                 (212) 292-5667
              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     Common Stock, par value $.001 per share

                         Preferred Stock Purchase Rights
                                ________________

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The number of shares outstanding of the Registrant's Common Stock, $.001 par value (the "Common Stock") as of March 20, 2002 was 31,081,574.

Aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of the close of business on March 20, 2002: $1,864,894.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant's definitive proxy statement relating to the annual meeting of stockholders to be held in 2002 which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.
Includes voting stock held by third parties, which may be deemed to be beneficially owned by affiliates, but for which such affiliates have disclaimed beneficial ownership.

                                          THEGLOBE.COM, INC.
                                   2001 ANNUAL REPORT ON FORM 10-K
                                          TABLE OF CONTENTS


PART I
Item 1.     Business
Item 2.     Properties
Item 3.     Legal Proceedings
Item 4.     Submission of Matters to a Vote of Security Holders

PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters
Item 6.     Selected Consolidated Financial Data
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Item 8.     Consolidated Financial Statements and Supplementary Data
Item 9.     Changes in and Disagreements with Accountants and Accounting and Financial Disclosure

PART III

Item 10.    Directors and Executive Officers of the Registrant
Item 11.    Executive Compensation
Item 12.    Security Ownership of Certain Beneficial Owners and Management
Item 13.    Certain Relationships and Related Transactions

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

SIGNATURES

                                     PART I
ITEM 1.     BUSINESS

OVERVIEW

theglobe.com, inc. (the "Company" or "theglobe") was incorporated on May 1, 1995 (inception) and commenced operations on that date. theglobe.com was an online property with registered members and users in the United States and abroad which allowed its users to personalize their online experience by publishing their own content and interacting with others having similar interests. However, due to the continuing decline in the advertising market, the Company was forced to take additional cost-reduction and restructuring initiatives, which included closing www.theglobe.com effective August 15, 2001. The Company then began to aggressively seek buyers for some or all of its remaining online and offline properties, which consisted primarily of games-related properties. In October 2001, the Company sold all of the assets used in connection with the Games Domain and Console Domain websites to British Telecommunications plc, and all of the assets used in connection with the Kids Domain website to Kaboose Inc. (See
Note  4  of  notes  to  consolidated  financial  statements  -  Dispositions).

As of December 31, 2001, the Company continued to operate its Computer Games print magazine and the associated website Computer Games Online (www.cgonline.com), as well as the games distribution business of Chips & Bits,
------------------
Inc. (www.chipsbits.com). Also as of December 31, 2001, the Company continued to host its Happy Puppy website for game downloads only, but with no associated sales staff or editorial staff, for purposes of finding a buyer for the site and preserving the Happy Puppy brand. In February 2002, the Company sold all of the assets used in connection with the Happy Puppy website to Internet Game Distribution, LLC (See Note 16 of notes to consolidated financial statements - Subsequent Events). As of December 31, 2001, the Company continued to actively explore a number of strategic alternatives for its remaining online and offline game properties, including selling some or all of these properties and/or entering into new or different lines of business, which may include investments in real estate.

As of December 31, 2001, the Company's revenue sources are principally from the sale of print advertising in its Computer Games magazine; the sale of video games and related products through Chips & Bits, Inc., its games distribution business; the sale of its Computer Games magazine through newsstands and subscriptions; and the limited sales of online advertising.

The Company's December 31, 2001 consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations since inception that raise substantial doubt about its ability to continue as a going concern. Management and the Board of Directors are currently exploring a number of strategic alternatives regarding its remaining assets and the use of its cash on-hand, and is also continuing to identify and implement internal actions to improve the Company's liquidity and operations. These alternatives may include selling assets, which in any such case could result in significant changes in the Company's business, or entering into new or different lines of business, which may include investments in real estate. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BUSINESS  STRATEGY

Due  to  the  continuing  decline  in the advertising market, in August 2001 the
Company was forced to take significant additional cost-reduction and restructuring initiatives, which included closing its community (www.theglobe.com) and small-business Web-hosting (www.webjump.com) businesses
                -                                    ---------------
effective August 15, 2001. The Company also began to actively explore a number of strategic alternatives for its game properties and to identify and implement internal actions to improve the Company's liquidity and operations. These alternatives include selling assets or entering into new or different lines of business, which may include investments in real estate. In October 2001, the Company sold all of the assets used in connection with the Games Domain and Console Domain websites to British Telecommunications plc, and all of the assets used in connection with the Kids Domain website to Kaboose Inc. (See Note 4 of notes to consolidated financial statements - Dispositions).

As of December 31, 2001, the Company continued to actively explore a number of strategic alternatives for its remaining online and offline game properties, including selling some or all of these properties and/or entering into new or different lines of business, which may include investments in real estate. Computer Games print magazine and the associated website Computer Games Online (www.cgonline.com), the games distribution business of Chips & Bits, Inc.
-----------------
(www.chipsbits.com), and the Happy Puppy website.  In February 2002, the Company
-----------------
sold all of the assets used in connection with the Happy Puppy website to Internet Game Distribution, LLC (See Note 16 of notes to consolidated financial statements - Subsequent Events).

As of December 31, 2001 and while the Company seeks buyers for some or all of these remaining properties, Computer Games magazine and Chips & Bits, Inc. remain fully staffed and fully operational. The Company may determine to retain one or both businesses in connection with its future operations.

Chips & Bits, Inc. is a games distribution business that covers all the major game platforms available and attracts customers in the United States and worldwide. Chips & Bits, Inc. continues to pursue a strategy of cost containment, affiliations, keyword search, and technology enhancements in order to grow the business in pursuit of profitability. Chips & Bits, Inc. continues to work with referring partners on the Internet as well as with Amazon.com and Yahoo, Inc. in order to increase its business and develop a growing customer base.

Computer Games Magazine continues to pursue a strategy of increasing paid circulation while containing costs. As computer games become increasingly mainstream demand for games information has increased accordingly and Computer Games Magazine intends to participate in this increasing consumer demand by providing superior, broad-based editorial content and high-quality production. PRODUCTS AND SERVICES
theglobe.com was an online property with registered members and users in the United States and abroad which allowed its users to personalize their online experience by publishing their own content and interacting with others having similar interests. However, due to the continuing decline in the advertising market,  the  Company  was  forced  to  take  additional  cost-reduction  and restructuring  initiatives,  which  included  closing  www.theglobe.com  website
                                                       ----------------
effective August 15, 2001. In October 2001, the Company sold all of the assets used in connection with the Games Domain and Console Domain websites to British Telecommunications plc, and all of the assets used in connection with the Kids Domain website to Kaboose Inc.

As of December 31, 2001, the Company continued to operate its Computer Games print magazine and the associated website Computer Games Online (www.cgonline.com), as well as the games distribution business of Chips & Bits,
                --
Inc. (www.chipsbits.com). Also as of December 31, 2001, the Company continued to host its Happy Puppy website for game downloads only, but with no associated sales staff or editorial staff, for purposes of finding a buyer for the site and preserving the Happy Puppy brand. In February 2002, the Company sold all of the assets used in connection with the Happy Puppy website to Internet Game Distribution, LLC (See Note 16 of notes to consolidated financial statements - Subsequent Events). As of December 31, 2001, the Company continued to actively explore a number of strategic alternatives for its remaining online and offline game properties, including selling some or all of these properties and/or entering into new or different lines of business, which may include investments in real estate.

COMPUTER GAMES MAGAZINE. Computer Games Magazine, which the Company acquired in February 2000, is one of the most widely respected consumer print magazines for gamers today.

     - As a leading consumer print publication for games, Computer Games magazine boasts: an average paid circulation of 374,000 for the year 2001 (Source: BPA International) and a reputation for being a reliable, trusted, and engaging games magazine; more editorial, tips and cheats than most other similar magazines; a highly-educated editorial staff providing increased editorial integrity and content; and, broad-based editorial coverage, appealing to the widest, largest audience of gamers.

     - One of the most popular features of Computer Games is a CD ROM containing game demos, which comes bundled monthly with the magazine in all newsstand editions and a portion of copies mailed to subscribers.

COMPUTER GAMES ONLINE.  Computer Games Online (www.cdmag.com), which the Company
                                               -------------
acquired in February 2000, is the online counterpart to Computer Games magazine. Computer Games Online is a leading source of free games news and information for the sophisticated gamer, featuring news, reviews and previews, along with a powerful Web-wide search engine.

     - Features of Computer Games Online include: a constant stream of accurate game industry news; truthful, hard-hitting, concise reviews; insightful hands-on previews; first looks, tips and cheats; multiple content links; thousands of archived files; discussion forums supporting all genres of PCs; and, easy access to game buying.

CHIPS  &  BITS.  Chips & Bits (www.chipsbits.com), which the Company acquired in
                               -----------------
February 2000, is a games distribution business that attracts customers in the United States and worldwide. Chips & Bits covers all the major game platforms available, including Macintosh, Window-based PCs, Sony PlayStation, Sony PlayStation2, Microsoft's Xbox, Nintendo 64, Game Boy, and Sega Dreamcast, among others.

HAPPY  PUPPY.  Happy  Puppy  (www.happypuppy.com), which the Company acquired in
                              ------------------
April 1999, and which was the first-ever commercial game site on the Web, delivers free, objective and edgy editorial content online, covering all games platforms.

     - Happy Puppy was updated daily until August 2001 when the Company was forced to layoff almost all remaining staff due to the continued decline in the online advertising market. Prior to August 2001, the site offered its users free downloads and information including: commercial software reviews, downloadable programs, game cheats, Web-based games, and feature articles.

ADVERTISING  CUSTOMERS

We continue to attract leading advertisers to our Computer Games print magazine, which is a widely respected consumer print magazines for gamers. We believe our ability to continue to attract leading advertisers is a direct result of our average paid circulation of 374,000 for the year 2001 (Source: BPA International) and a reputation for being a reliable, trusted, and engaging games magazine; more editorial, tips and cheats than most other similar magazines; a highly-educated editorial staff providing increased editorial integrity and content; and, broad-based editorial coverage, appealing to the widest, largest audience of gamers.

Prior to August 2001 when we were forced to layoff all national sales staff (who sold online space and began cross-selling print space) due to the continued decline in the advertising market, we had also attracted mass-market consumer product companies and technology-related businesses to advertise on our websites. We continue to employ a sales staff of two (2) people specializing in selling magazine space to games companies, while working at expanding to consumer and technology advertisers.

In 2001, no single advertiser accounted for more than 10% of total revenues. For the twelve months ended December 31, 2001, over 200 clients advertised on our sites and in our Computer Games magazine.

ADVERTISING  SALES  STAFF

In August 2001, we were forced to layoff almost all remaining staff due to the continued decline in the advertising market. As a result, we have an internal advertising sales staff of two (2) professionals as of December 31, 2001, both of whom are dedicated to selling advertising space in our Computer Games print magazine, and to a lesser extent on our Computer Games Online website, which is the online counterpart to Computer Games magazine. These professionals focus on developing long-term strategic relationships with clients as they sell advertisements in our Computer Games print magazine and its online counterpart Computer Games Online. A significant portion of our sales personnel's compensation is commission based.

MARKETING  AND  PROMOTIONS

In 2001, we committed approximately $5.1 million to offline and online media advertising. Substantially all of these dollars were committed prior to August 2001, when we closed our community business as part of aggressive cost-reduction and restructuring initiatives necessitated by the decline in the advertising market. Our marketing efforts were focused on:

     - Increasing awareness and interest in the Internet and advertising industries in support of our distribution/licensing and advertising sales efforts;
     - Attracting and retaining highly targeted traffic to our individual websites; and,
     - Promoting our games information network, games.theglobe.com, at E3 (Electronic Entertainment Expo), the largest interactive entertainment tradeshow of the year.

TECHNOLOGY

Through August 31, 2001, our data processing systems and servers were hosted at the New York Teleport in Staten Island, New York. In conjunction with our cost-reduction and restructuring initiatives implemented in August 2001, we discontinued the use of these servers on August 31, 2001 and we now use New Jersey based outsourced facilities to host our remaining live web sites.

COMPETITION

Competition among games print magazines is high and increasing as online and pc-based games continue to gain mainstream popularity, and new, cutting-edge games and console systems continue to come to the consumer market. The magazine publishing industry is highly competitive. We compete for advertising and circulation revenues principally with publishers of other technology and games magazines with similar editorial content as our magazine. The technology magazine industry has traditionally been dominated by a small number of large publishers. We believe that we compete with other technology and games publications based on our top-3 position within the games magazine sector, the nature and quality of our magazines' editorial content and the attractive demographics of our readers. In addition to other technology and games magazines, our magazine also competes for advertising revenues with general-interest magazines and other forms of media, including broadcast and cable television, radio, newspaper, direct marketing and electronic media. In competing with general-interest magazines and other forms of media, we rely on our ability to reach a targeted segment of the population in a cost-effective manner.

We believe our Chips & Bits games distribution business faces competition from a variety of competitors, including:

     -    Mall  stores  such  as  Gamestop  and  Electronics  Boutique
     -    Discount  chains  such  as  Wal-Mart  and  Target
     -    Electronics  Chains  such  as  Best  Buy  and  CompUSA
     -    Office  stores  such  as  Staples
     -    Online  stores  such  as  EBWorld
     -    Direct  online  games,  which  bypass  traditional  sales  venues

The market situation continues to be a challenge for Chips & Bits due to recent advances in console and online games, which have lower margins and traditionally less sales loyalty to Chips & Bits. Chips & Bits depends on major releases in the Personal Computer (PC) market for the majority of sales and profits. The game industry's focus on X-Box, Playstation and GameCube has dramatically reduced the number of major PC releases. Because of the large installed base of personal computers, it is felt that this is a temporary phenomenon. However, Chips & Bits has no knowledge as to when there will be a turnaround in the PC game market.

Competition among games-focused websites is also growing rapidly, as new companies continue to enter the market and existing companies continue to layer games applications onto their websites. We expect that the market will continue to evolve rapidly, and the rate of product innovations and new product introductions will remain high. We face competitive pressures from many companies, both in the United States and abroad. With the abundance of companies operating in the games market, consumers and advertisers have a wide selection of services to choose from. Our games information websites compete for users and advertisers with:

     - Games information sites such as Snowball's IGN, ZDnet's Gamespot, and CNET's GameCenter; and,
     - Online games centers, where users can play games such as Uproar, Pogo and Lycos' Gamesville.

In addition, many companies involved in the games market may be acquired by, receive investments from, or enter into commercial relationships with larger, well-established and well-financed companies. As a result of this highly fragmented and competitive market, consolidations and strategic ventures may continue in the future.

INTELLECTUAL  PROPERTY  AND  PROPRIETARY  RIGHTS

We regard substantial elements of our Websites and underlying technology as proprietary. We attempt to protect them by relying on intellectual property laws. We also generally enter into confidentiality agreements with our employees and consultants and in connection with our license agreements with third parties. We also seek to control access to and distribution of our technology, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar technology independently.

We pursue the registration of our trademarks in the United States and internationally. THEGLOBE.COM and THEGLOBE.COM logo are registered in the United States and many international jurisdictions. The HAPPY PUPPY mark and logo are registered in the United States, and enjoy international protection as well.

Effective trademark, service mark, copyright, patent and trade secret protection may not be available in every country in which our services are made available through the Internet. Policing unauthorized use of our proprietary information is difficult. Existing or future trademarks or service marks applied for or registered by other parties and which are similar to ours may prevent us from expanding the use of our trademarks and service marks into other areas. See "Risk Factors-We rely on intellectual property and proprietary rights." GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES
We are subject to laws and regulations that are applicable to various Internet activities. There are many legislative and regulatory proposals under consideration by federal, state, local and foreign governments and agencies, including matters relating to:

     -    online  content;
     -    privacy;
     -    Internet  taxation;
     - liability for information retrieved from or transmitted over the Internet;
     -    domain  names;  and,
     -    jurisdiction.

New laws and regulations may increase our costs of compliance and doing business, decrease the growth in Internet use, decrease the demand for our services or otherwise have a material adverse effect on our business.

     ONLINE  CONTENT

General Restrictions on Transmitting Indecent and Obscene Content. Several federal and state statutes generally prohibit the transmission of indecent or obscene information and content, including sexually explicit information and content. The constitutionality of some of these statutes is unclear at this time. For example, in 1997 the Supreme Court of the United States held that selected parts of the federal Communications Decency Act of 1996 imposing criminal penalties for transmitting indecent and patently offensive content were unconstitutional. Many other provisions of the Communications Decency Act, however, including those relating to obscenity, remain in effect. For example, on April 19, 1999, the Supreme Court summarily affirmed a lower court decision holding that selected parts of the Communications Decency Act imposing criminal penalties for transmitting indecent comments or images with an intent to annoy was constitutional, as long as those comments or images were also obscene.

Restrictions on Transmitting Indecent and Obscene Content to Minors. Other federal and state statutes specifically prohibit transmission of certain content to minors. The Child Online Protection Act requires websites engaged in the business of the commercial distribution of material that is deemed to be obscene or harmful to minors to restrict minors' access to this material. However, the Child Online Protection Act exempts from liability telecommunications carriers, Internet service providers and companies involved in the transmission, storage, retrieval, hosting, formatting or translation of third-party communications where these companies do not select or alter the third-party material. In 1999, a federal district court in Pennsylvania entered a preliminary injunction preventing enforcement of the harmful-to-minors portion of the act. The provisions of the act relating to obscenity, however, remain in effect. On June 22, 2000, United States Court of Appeals for the Third Circuit affirmed the lower court ruling. The decision of the United States Supreme Court, which heard argument of the case on November 28, 2001, is pending. A similar state statute in New Mexico has been found unconstitutional by the Tenth Circuit Court of Appeals.

Consumer Fraud and Advertising. Some states have enacted laws or adopted regulations that expressly or as a matter of judicial interpretation apply various consumer fraud and false advertising requirements to parties who conduct business over the Internet. The constitutionality and the enforceability of some of these statutes is unclear at this time.

     PRIVACY

Various laws and regulations have been enacted or adopted in regard to the collection, use, and disclosure of personally identifiable information. Any additional legislation or regulations relating to consumer privacy or the application or interpretation of existing laws and regulations could affect the way in which we are allowed to conduct our business, especially those aspects that contemplate the collection or use of our website visitors' personal information.

Federal Privacy Bills. Numerous bills relating to consumer privacy have been introduced in Congress. We cannot predict the exact form of any legislation that the Congress might enact. Accordingly, we cannot assure you that our current practices will comply with any legislative scheme that Congress ultimately adopts or that we will not have to make significant changes to comply with such laws.

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

The FTC has conducted investigations into the privacy practices of companies that collect information on the Internet. In several instances, the FTC has entered into consent orders with such companies in regard to their collection and use of personally identifiable information. On January 22, 2001, the FTC completed an investigation of the advertising and data collection practices of DoubleClick, Inc., a leading provider of Internet-based advertising services from whom we license our advertising management system. DoubleClick has advised the FTC that it would make a number of modifications intended to enhance the effectiveness of its privacy policy. DoubleClick has also disclosed that it is the subject of inquiries involving the attorneys general of several states relating to its collection, maintenance and sharing of information about Internet users and its disclosure about those practices to users.

We cannot assure you that the FTC's activities, or the activities of other regulatory authorities, in this area will not adversely affect our ability to collect demographic and personal information from website visitors, which could have an adverse effect on our ability to attract advertisers. This could have a material adverse effect on us.

Voluntary Self-Regulation. Some industry groups and other organizations have proposed, or are in the process of proposing, various voluntary standards regarding the treatment of data collected over the Internet. Our website privacy policies set forth, among other things, the personal information being collected, how it will be used, and with whom it may be shared. We cannot assure you that the adoption of voluntary standards will preclude any legislative or administrative body from taking governmental action regarding Internet privacy.

European  Union  Directive  on Data Protection.  At the international level, the
European Union has adopted a directive that requires EU member countries to impose restrictions on the collection and use of personal data. Among other provisions, the directive generally requires member countries to prevent the transfer of personally identifiable data to countries that do not offer adequate privacy protections. The Directive could, among other things, affect United States companies that collect information over the Internet from individuals in EU member countries, and may impose restrictions that are more stringent than current Internet privacy standards in the United States. In response, the United States Department of Commerce, in coordination with the European Commission, developed safe harbor principles that address notice, choice, access, security, and compliance, among other matters. Organizations that come within the safe harbor are presumed by the EU to maintain an adequate level of privacy protection and may receive personal data transfers from EU member countries. A company that wishes to qualify under the safe harbor must notify the Department of Commerce, which began maintaining a list of companies that adhere to the safe harbor principles on November 1, 2000. Relatively few companies have made a decision to take such action, which is voluntary. We have not elected to qualify under the safe harbor.

We continue to review our privacy policies and practices in light of the directive and the safe harbor. We cannot assure you that US and EU activities in this area will not adversely affect our ability to collect demographic and personal information from website visitors, which could have an adverse effect on our ability to attract advertisers. This could have a material adverse effect on us.

     INTERNET  TAXATION

Governments at the federal, state and local level, and some foreign governments, have made a number of proposals that would impose additional taxes on the sale of goods and services and various other Internet activities. In 1998, the federal Internet Tax Freedom Act (ITFA) was signed into law, placing a moratorium until October 2001, on state and local taxes on Internet access and on multiple or discriminatory taxes on electronic commerce. In November 2001 the moratorium established by the ITFA was extended until November 1, 2003. However, this moratorium does not apply to existing state or local laws. We cannot assure you that future laws imposing taxes or other impositions on Internet commerce would not substantially impair the growth of Internet commerce and as a result materially adversely affect our business. In addition, we cannot assure you that foreign countries will not seek to tax Internet transactions.

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

Third-party Content. Materials may be downloaded and publicly distributed over the Internet by the Internet services operated or facilitated by us. Future legislation or regulations or court decisions may hold us liable for listings and other content accessible through our website, including through hyperlinks, or through content and materials posted in our chat rooms or bulletin boards. Liability might arise from claims alleging that, by directly or indirectly providing hyperlinks to websites operated by third parties, we are liable for copyright or trademark infringement or other wrongful actions by these third parties. If any material on our website contains informational errors, someone might sue us for losses incurred in reliance on the erroneous information. We attempt to reduce our exposure to potential liability through, among other things, provisions in member agreements, user policies, insurance and disclaimers. However, the enforceability and effectiveness of these measures are uncertain. Future legislation or regulation in the area of liability for information received from or transmitted over the Internet could decrease the growth of Internet use. These factors could decrease the demand for our services. We may also incur significant costs in investigating and defending against these claims.

     DOMAIN  NAMES

Domain names have been the subject of significant trademark litigation in the United States. The current system for registering, allocating and managing domain names has been the subject of litigation and is currently subject to regulatory reform.

We have registered several domain names, including: "theglobe.com," "globeclubs.com," "azazz.com," "attitude.net," "cgonline.com," "tglo.com," "happypuppy.com" and "cdmag.com." We cannot assure you that third parties will not bring claims for infringement against us for the use of these names. Moreover, because domain names derive value from the individual's ability to remember the names, we cannot assure you that our domain names will not lose their value if, for example, users begin to rely on mechanisms other than domain names to access online resources. We cannot assure you that our domain names will not lose their value, or that we will not have to obtain entirely new domain names in addition to or in place of our current domain names.

     JURISDICTION

Due to the global reach of the Internet the governments of various states and foreign countries have attempted to regulate Internet activity and may assert that their laws and regulations are applicable to our transmissions. Our facilities are located primarily in New York and Vermont. Until October 2001, we owned websites based in the United Kingdom. We cannot assure you that violations of these laws will not be alleged or charged by state or foreign governments and that these laws will not be modified, or new laws enacted, in the future. Any actions of this type could have a material adverse effect on our business.

EMPLOYEES

As of December 31, 2001, we had approximately 40 full-time employees. Our future success depends, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel. Competition for these persons is intense. From time to time, we also employ independent contractors to support our research and development, marketing, sales and support and administrative organizations. Our employees are not represented by any collective bargaining unit and we have never experienced a work stoppage. We believe that our relations with our employees are good.

ITEM 2.     PROPERTIES

In August 2001, we terminated our lease for our 47,000 square foot headquarters facility located in New York City and relocated our headquarters to a significantly smaller temporary facility in New York City. As a result of terminating this lease, in October 2001 restricted cash of $1.5 million was released and became available. We maintain approximately 9,000 square feet of office space in two separate locations in Vermont in connection with our Computer Games magazine and Chips & Bits, Inc. operations. One of these leases is on a month-to-month basis and the other expires in September 2005. In May 2001, we terminated our lease for our sales office in San Francisco, California, in conjunction with the closure of that office.

ITEM 3.     LEGAL PROCEEDINGS

On June 20, 2000, Infonent.com, Inc. filed a Complaint and a motion for a preliminary injunction to enjoin the Company from invoking its contractual right to terminate the registration statement for Infonent.com, Inc.'s shares in the Company. In an order entered July 18, 2000, the U.S. Bankruptcy Court for the Northern District of California (San Jose Division) granted Infonent.com, Inc.'s motion to the extent of barring the Company from terminating the registration statement for a period of 45 days, commencing on July 3, 2000. On October 26, 2000, the Securities and Exchange Commission declared effective the Company's amended registration statement, which terminated the registration statement relating to Infonent.com's shares in the Company.

On February 14, 2001, Mohammed Poonja, Chapter 11 Trustee for the estate of Infonent.com, Inc. (the "Trustee"), served an Amended Complaint on the Company and Jump Acquisition, LLC ("Jump"). The Amended Complaint asserts claims for violation of the automatic stay provision, 11 U.S.C. Sec. 362, as a result of the Company's exercise of its contractual right to terminate the registration statement for Infonent.com, Inc.'s shares in the Company pursuant to a November 30, 1999 Registration Rights Agreement between the Company and Infonent.com, Inc.; breach of contract for the Company's and Jump's alleged failure to make certain earn-out payments to Infonent.com, Inc. in connection with a November 30, 1999 purchase agreement (the "Agreement"); breach of the implied covenant of good faith and fair dealing in connection with the Agreement; fraud; negligence; breach of contract; and breach of the implied covenant of good faith and fair dealing for its alleged delay in registering newly-issued shares of the Company's common stock in connection with the Registration Rights Agreement. The Amended Complaint sought $9,524,859 in damages, plus interest, compensatory damages on the automatic stay cause of action, costs and disbursements of the action, and attorneys' fees. The Company filed an Answer on May 2, 2001 denying the allegations made in the Amended Complaint. The Trustee has withdrawn its claim for violation of the Automatic Stay by the Company. In August 2001, the Company executed a Settlement Agreement with the trustee for Infonent.com in which the trustee agreed to dismiss all claims in return for a payment of $175,000 by the Company.

On and after August 3, 2001 and as of the date of this filing, the Company is aware that six putative shareholder class action lawsuits were filed against the Company, certain of its current and former officers and directors, and several investment banks that were the underwriters of the Company's initial public offering. The lawsuits were filed in the United States District Court for the Southern District of New York. The lawsuits purport to be class actions filed on behalf of purchasers of the stock of the Company during the period from November 12, 1998 through December 6, 2000. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company's initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the Prospectus for the Company's initial public offering was false and misleading and in violation of the securities laws because it did not disclose these arrangements. On December 5, 2001, an amended complaint was filed in one of the actions, alleging the same conduct described above in connection with both the Company's November 23, 1998 initial public offering and its May 19, 1999 secondary offering. The actions seek damages in an unspecified amount. The Company and its current and former officers and directors intend to vigorously defend the actions. The complaints have been consolidated into a single action, entitled Kofsky v. theglobe.com, inc. et al., Case No. 01 Civ. 7247. The Company is not required to respond to Plaintiffs' claims before a consolidated complaint is filed. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of this litigation could have a material adverse impact on our business, financial condition and results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our stockholders' for a vote during the three months ended December 31, 2001.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

MARKET  INFORMATION

The shares of our Common Stock were delisted from the Nasdaq national market in April 2001 and now trade in the over-the-counter market on what is commonly referred to as the electronic bulletin board, under the symbol "TGLO.OB" The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated as reported by the NASDAQ stock market (prior to April 2001) and the over-the-counter market (the electronic bulletin board) (after April 2001):

                    2001          2000
                ------------  ------------
                High    Low   High    Low
                -----  -----  -----  -----
Fourth Quarter  $0.08  $0.03  $0.94  $0.13
Third Quarter   $0.23  $0.01  $2.66  $0.72
Second Quarter  $0.34  $0.13  $6.44  $1.31
First Quarter   $0.88  $0.05  $8.50  $5.75

The market price of our Common Stock is highly volatile and fluctuates in response to a wide variety of factors. See "Risk Factors-Our stock price is volatile."

HOLDERS  OF  COMMON  STOCK

We had approximately 440 holders of record of Common Stock as of March 20, 2002. This does not reflect persons or entities that hold Common Stock in nominee or "street" name through various brokerage firms.

DIVIDENDS

We have not paid any cash dividends on our Common Stock since our inception and do not intend to pay dividends in the foreseeable future. Our board of directors will determine if we pay any future dividends.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data with respect to our consolidated balance sheets as of December 31, 2001 and 2000 and the related consolidated statements of operations for the years ended December 31, 2001, 2000, and 1999 have been derived from our audited consolidated financial statements which are included herein and have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations since inception that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note
1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The selected consolidated financial data with respect to our consolidated balance sheets as of December 31, 1999, 1998, and 1997 and the related consolidated statements of operations for the years ended December 31, 1998 and 1997 have been derived from our audited consolidated financial statements, which are not included herein. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."



                                                           YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------------
                                           2001        2000       1999       1998       1997
                                         ---------  ----------  ---------  ---------  --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF
  OPERATIONS DATA:
Revenues. . . . . . . . . . . . . . . .  $ 16,074   $  29,862   $ 18,641   $  5,510   $   770
Cost of revenues. . . . . . . . . . . .    12,145      19,080      8,548      2,136       257
                                         ---------  ----------  ---------  ---------  --------
Gross profit. . . . . . . . . . . . . .     3,929      10,782     10,093      3,374       513
Operating expenses:
  Sales and marketing . . . . . . . . .     9,755      23,917     19,352      9,402     1,415
  Product development . . . . . . . . .     3,811      10,242     10,488      2,633       154
  General and administrative. . . . . .     6,596      13,173     12,165      6,828     2,828
  Restructuring and impairment
   charges. . . . . . . . . . . . . . .    17,091      41,348          -          -         -
  Non-recurring charges . . . . . . . .         -           -          -      1,370         -
  Amortization of goodwill and
   intangible assets                        8,469      27,236     20,460          -         -
                                         ---------  ----------  ---------  ---------  --------
Total operating expenses. . . . . . . .    45,722     115,916     62,465     20,233     4,397
                                         ---------  ----------  ---------  ---------  --------
Loss from operations. . . . . . . . . .   (41,793)   (105,134)   (52,372)   (16,859)   (3,884)
Other income, net . . . . . . . . . . .     1,189       1,536      1,705        892       335
                                         ---------  ----------  ---------  ---------  --------
Loss before provision for income taxes
   and extraordinary item . . . . . . .   (40,604)   (103,598)   (50,667)   (15,967)   (3,549)
Provision for income taxes. . . . . . .        16         268        290         79        36
                                         ---------  ----------  ---------  ---------  --------
Loss before extraordinary item. . . . .   (40,620)   (103,866)   (50,957)   (16,046)   (3,585)
Extraordinary item-gain on early
   retirement of debt . . . . . . . . .         -           -      1,356          -         -
                                         ---------  ----------  ---------  ---------  --------
Net loss. . . . . . . . . . . . . . . .  $(40,620)  $(103,866)  $(49,601)  $(16,046)  $(3,585)
                                         =========  ==========  =========  =========  ========

Basic and diluted net loss per
  share (1):
  Loss before extraordinary item. . . .  $  (1.31)  $   (3.43)  $  (2.06)  $  (3.37)  $ (1.56)
  Extraordinary item-gain on early
    retirement of debt. . . . . . . . .         -           -       0.06          -         -
                                         ---------  ----------  ---------  ---------  --------
  Net loss. . . . . . . . . . . . . . .  $  (1.31)  $   (3.43)  $  (2.00)  $  (3.37)  $ (1.56)
                                         =========  ==========  =========  =========  ========
Weighted average shares outstanding
used in basic and diluted per share
calculation (1) . . . . . . . . . . . .    31,081      30,286     24,777      4,762     2,294
                                         =========  ==========  =========  =========  ========

(1) Weighted average shares outstanding do not include any common stock equivalents because the inclusion of those common stock equivalents would have been anti-dilutive. See the consolidated financial statements and the related notes appearing elsewhere in this Form 10-K for the determination of shares used in computing basic and diluted net loss per share.

                                                         DECEMBER 31,
                                      --------------------------------------------------
                                       2001    2000         1999         1998     1997
                                      ------  -------  ---------------  -------  -------
                                                       (in thousands)
CONSOLIDATED BALANCE SHEETS DATA:
Cash and cash equivalents and short-
  term investments . . . . . . . . .  $2,614  $16,346  $        55,875  $30,149  $18,874
Working capital. . . . . . . . . . .   3,012   13,568           52,965   27,009   17,117
Total assets . . . . . . . . . . . .   5,973   54,531          138,843   38,130   19,462
Capital lease obligations, excluding
  current installments . . . . . . .       -      382            2,201    2,006       99
Total stockholders' equity . . . . .   3,262   43,946          126,909   30,301   17,352

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD  LOOKING  STATEMENTS
----------------------------

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

OVERVIEW

As of December 31, 2001, we were a network of four wholly owned properties, each of which specializes in the games business by delivering games information and selling games in the United States and abroad. These properties are: our print publication Computer Games Magazine; our Computer Games Online website (www.cgonline.com), which is the online counterpart to Computer Games Magazine;
-----------------
our  Chips & Bits, Inc. (www.chipsbits.com) games distribution company; and, our
                         -----------------
Happy Puppy website (www.happypuppy.com), which provides game reviews, cheats, and downloads for users. In February 2002, the Company sold all of the assets used in connection with the Happy Puppy website to Internet Game Distribution, LLC (See Note 16 of notes to consolidated financial statements - Subsequent Events).

Our revenues are derived principally from the sale of print advertisements under short-term contracts in our games information magazine Computer Games, which we acquired in February 2000; through the sale of video games and related products through our games distribution business Chips & Bits, Inc.; through the sale of our games information magazine through newsstands and subscriptions; through electronic commerce revenue shares (representing our share of the proceeds from our e-commerce partners' sales); and through limited sale of online advertisements, which includes the development and sale of sponsorship placements within our web sites (we earn revenue on sponsorship contracts for fees relating to the design, coordination, and integration of the customer's content and links).

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

In December 1999, we acquired the web hosting assets of Webjump.com, a web hosting property that primarily focuses on small businesses. The total purchase price for this transaction was $13.0 million and was primarily comprised of 1.1 million shares of newly issued Common Stock. An additional $12.5 million, payable in newly issued shares of Common Stock, was contingent based upon the attainment of certain performance targets measured as of November 30, 2000. Management determined that such targets were not achieved as of the measurement date, however, on February 14, 2001 the former shareholder group filed a law suit against us claiming that they are entitled to $9.5 million related to the above mentioned targets. That lawsuit was settled by the Company for payment of $175,000 in August 2001. See Part I - Item 3 - "Legal Proceedings" and Note 5
(d)  of  our  consolidated  financial  statements  for  additional  information.

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

RESULTS  OF  OPERATIONS

YEAR  ENDED  DECEMBER  31,  2001  COMPARED  TO  YEAR  ENDED  DECEMBER  31,  2000

Revenues. Our revenues were derived principally from the sale of print advertisements under short-term contracts in our games information magazine Computer Games, which was acquired in February 2000; through the sale of video games and related products through games distribution business Chips & Bits, Inc.; through the sale of our games information magazine through newsstands and subscriptions; and through limited sale of online advertisements principally under short-term advertising arrangements, averaging one to three months.

Revenues  decreased  to  $16.1  million  for the year ended December 31, 2001 as compared to $29.9 million for the year ended December 31, 2000. Advertising revenues for the year ended December 31, 2001 were $6.4 million, which represented 40% of total revenues. Advertising revenues for the year ended December 31, 2000 were $19.5 million, which represented 65% of total revenues. The decrease in advertising revenues was primarily attributable to a significant industry-wide decrease in the online advertising market, which is expected to continue through at least the second quarter of 2002, and possibly through the full-year 2002, and to a dramatic reduction in the Company's sales force as part of the August 2001 cost reduction and restructuring initiatives, which included closing of www.theglobe.com website business. Advertising revenue from our
             ----------------
online properties decreased to $2.9 million for the year ended December 31, 2001, compared to $15.0 million for the year ended December 31, 2000. Advertising revenue from our games magazine, which was acquired in February 2000, accounted for $3.5 million and $4.5 million, of the total advertising revenues for the years ended December 31, 2001 and December 31, 2000, respectively.

Sales of merchandise through our online store accounted for 31% of total revenues for the year ended December 31, 2001, or $5.1 million, as compared to 24% for the year ended December 31, 2000, or $7.2 million. The decrease was partially attributable to recent advances in console and online games, which traditionally have less sales loyalty to our online store, and to a dramatic reduction in the number of major PC games releases, on which our online store relies for the majority of sales and profits. In order to realign our e-commerce operations to focus on video games and related products, the Company elected in April 2000 to shut down its electronic commerce operations in Seattle, Washington, which it acquired in February 1999 (see Notes 3 and 4 to the consolidated financial statements). Sales of our games information magazine through newsstands and subscriptions accounted for $4.7 million, or 29%, and $3.2 million, or 11%, of total revenues for the years ended December 31, 2001 and December 31, 2000, respectively. We acquired our games information magazine in February 2000. Price increases and significant increases in circulation account for the year-over-year increase. Barter advertising revenues represented 1% of total revenues for the year ended December 31, 2001 and 4% of total revenues for the year ended December 31, 2000.

Cost of Revenues. Cost of revenues consists primarily of Internet connection charges, staff and related costs of operations personnel, depreciation and maintenance costs of website equipment, printing costs of our games magazine and the costs of merchandise sold and shipping fees in connection with our online store. Gross margins were 24% and 36% for the years ended December 31, 2001 and December 31, 2000, respectively. The year-to-year decrease in gross margins was primarily attributable to a higher concentration of electronic commerce and print advertising sales in our games information magazine, both of which traditionally result in lower gross margins than online advertising revenues.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related expenses of sales and marketing personnel, commissions, advertising and marketing costs, public relations expenses, promotional activities and barter expenses. Sales and marketing expenses were $9.8 million for the year ended December 31, 2001 as compared to $23.9 million for the year ended December 31, 2000. The year-to-year decrease in sales and marketing expense was attributable to reduced personnel costs and decreased advertising costs. As of December 31, 2001, we have an internal advertising sales staff of two (2) professionals as of December 31, 2001, both of whom are dedicated to selling advertising space in our Computer Games print magazine, and to a lesser extent on our Computer Games Online website, which is the online counterpart to Computer Games magazine. In August 2001 we were forced to lay off almost all our national sales staff due to the continue decline in the advertising market. As of December 31, 2001, we have 19 employees employed in our sales and marketing department.

Product Development. Product development expenses include salaries and related personnel costs, expenses incurred in connection with the development of, testing of and upgrades to our websites and community management tools, and editorial and content costs. Product development expenses decreased to $3.8 million for the year ended December 31, 2001, as compared to $10.5 million for the year ended December 31, 2000. The year-to-year decrease was related to our restructuring and cost containment initiatives. In August 2001 we were forced to lay off almost all our product development staff due to the continue decline in the business. As of December 31, 2001, we have 12 employees employed in our product development department.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related personnel costs for general corporate functions including finance, human resources, legal and facilities, outside legal and professional fees, directors and officers insurance, bad debt expenses and general corporate overhead costs. General and administrative expenses were $6.6 million for the year ended December 31, 2001 as compared to $13.2 million for the year ended December 31, 2000. The year-to-year decrease was primarily attributable to decreased salaries and personnel costs as a result of our restructuring and cost containment initiatives. In August 2001 we were forced to lay off almost all our general and administration staff due to the continue decline in the business. As of December 31, 2001, we have 8 employees employed in our general and administration department.

Restructuring  and  Impairment Charges.   For the years ended December 31, 2001,
and December 31, 2000, the Company recorded restructuring and impairment charges of $17.1 million and $41.3 million, respectively.

Year  ended  December  31,  2001

In the second quarter of 2001, we announced cost-reduction initiatives. These initiatives included the elimination of 59 positions, or 31% of our workforce. The severance benefits of $470,000 were paid in the second quarter of 2001. Additionally, we closed our San Francisco office in May 2001 and an additional $54,000 security deposit was relinquished as settlement to terminate the remaining lease obligation.

In the second quarter of 2001, we recorded impairment charges of $4.5 million related to the servers and computers used for serving and hosting www.webjump.com and www.theglobe.com as a result of management's ongoing
              -       ----------------
business review and impairment analysis performed under its existing policy regarding impairment of long-lived assets.

In the third quarter of 2001, we continued our cost cutting measures. We eliminated 60 additional positions, or 58% of our workforce. As a result, severance benefits of $1.0 million were paid in the third quarter of 2001.

Additionally, we terminated our lease at 120 Broadway in New York and relocated our operations to a significantly smaller temporary facility in New York, in September 2001. We also decided to shut down our www.theglobe.com and www.webjump.com websites effective August 15, 2001. The servers located in a facility in Staten Island, New York were in use through August 31, 2001. We discontinued the use of these servers on August 31, 2001 and we are now using outsourced hosted facilities for our live websites. As a result of these measures, we recorded net restructuring and impairment charges related to the fixed assets consisting of computer hardware and software, furniture and fixtures, communications equipment and leasehold improvements at the two locations totaling approximately $3.67 million, and miscellaneous net restructuring credit amounts related to the settlement of prepaid items, accruals and capital lease obligations totaling approximately $0.26 million.

Further, in the third quarter of 2001, we recorded additional impairment charges of $4.2 million, of which $3.6 million related to Chips & Bits and Strategy Plus and $0.6 million related to Attitude Network, Ltd. related to goodwill and other intangible assets, as a result of management's ongoing business review and impairment analysis performed under its existing policy regarding impairment of long-lived assets.

In the fourth quarter of 2001, severance benefits of $0.1 million were paid out relating to the cost cutting measures initiated in the third quarter 2001. The company recorded an additional impairment charge of $3.3 million in goodwill related to Chips & Bits and Strategy Plus as result of as a result of management's ongoing business review and impairment analysis performed under its existing policy regarding impairment of long-lived assets.

Where impairment indicators were identified, management determined the amount of the impairment charge by comparing the carrying values of goodwill and other long-lived assets to their fair values. Management determines fair value based on a market approach, which during 2001, mainly included proposals for sale of its business properties. As a result, during management's quarterly review of the value and periods of amortization of both goodwill and other long-lived assets, it was determined that the carrying value of goodwill and certain other tangible and intangible assets were not fully recoverable.

During 2001, our revaluation of goodwill and intangible assets related to Attitude Network, Ltd., Strategy Plus, Inc. and Chips & Bits, Inc. and certain acquired tangible assets such as the servers and computers used for serving and hosting our various websites was triggered by the continued and prolonged decline in Internet advertising throughout 2000 and 2001, which significantly impacted current projected advertising revenue generated from these web-based properties and downturn in computer games e-commerce business and has resulted in declines in operating and financial metrics over the past several quarters, in comparison to the metrics forecasted at the time of their respective acquisitions.

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

As of December 31, 2001, the amount remaining in the Company's restructuring accruals recorded in 2001 and 2000 was $200,000 and $0.

As of December 31, 2001, after giving effect to the fourth quarter of 2000 and full-year 2001 impairment charges the total remaining amount of goodwill and other intangible assets, net, is $0 for Attitude Networks, which was acquired in April 1999, and $0 for Chips & Bits and Strategy Plus, which was acquired in February 2000. The impairment factors evaluated by management may change in subsequent periods, given that our business operates in a highly volatile business environment.

Year ended December 31, 2000

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

In the fourth quarter of 2000, we incurred an additional $25.7 million in restructuring and impairment charges as follows:

     - We recorded a restructuring charge of $1.8 million, including $398,000 of non-cash compensation, as a result of strategic decisions made by management to increase operational efficiencies, improve margins and further reduce expenses. The restructuring charge primarily related to a workplace reduction of 26 employees.

     - In addition, we recorded an impairment charge of $4.3 million in connection with our termination of a distribution agreement with Sportsline in November 2000.

     - We also recorded impairment charges of $19.6 million as a result of management's ongoing business review and impairment analysis performed under its existing policy regarding impairment of long-lived assets.

In 1999, we completed acquisitions of Attitude Network, Ltd. and the web hosting assets of Webjump.com that were financed principally with shares of our common stock, and were valued based on the price of our common stock at that time. Our revaluation was triggered by the continued decline in Internet advertising throughout 2000, which significantly impacted current projected advertising revenue generated from these web based properties. In addition, each of these web based properties have experienced declines in operating and financial metrics over the past several quarters, primarily due to the continued weak overall demand of on-line advertising and marketing services, in comparison to the metrics forecasted at the time of their respective acquisitions. The impairment analysis considered that these web-based properties were acquired during 1999 and that the intangible assets recorded at the time of acquisition was being amortized over useful lives of 2-3 years (3 years for goodwill). As a result, it was determined that the fair value of Attitude's and Webjump's goodwill and other intangible assets were less than the recorded amount, therefore, an impairment charge of $13.6 million and $6.0 million, respectively, were recorded. The methodology used to test for and measure the amount of the impairment charge was based on the same methodology we used during our initial acquisition valuation of Attitude and Webjump in 1999.

Amortization of Goodwill and Intangible Assets. Amortization expense was $8.5 million for the year ended December 31, 2001, compared to $27.2 million for the year ended December 31, 2000. The year-to-year decrease in amortization expense was primarily attributable to the write-down of goodwill and intangibles assets that occurred in the fourth quarter of 2000 and second quarter of 2001. See Recent Accounting Pronouncements of notes to consolidated financial statements,
Note  1  (u).

Interest and other income, net. Interest and other income, net primarily includes interest income from our cash and cash equivalents and short-term investments, interest expense related to our capital lease obligations and realized gains and losses from the sale of short-term investments. Interest and other income, net were $1.2 million and $1.5 million for the years ended December 31, 2001 and December 31, 2000, respectively. The year-over-year decrease was primary attributable to a decrease in income earned as a result of a lower cash and cash equivalent and short-term investment balance.

Income Taxes. Income taxes were approximately $16,000 for the year ended December 31, 2001 compared with $268,000 for the year ended December 31, 2000. Income taxes were based solely on state and local taxes on business and investment capital. Our effective tax rate differs from the statutory federal income tax rate, primarily as a result of the uncertainty regarding our ability to utilize our net operating loss carryforwards. Due to the uncertainty surrounding the timing or realization of the benefits of our net operating loss carryforwards in future tax returns, we have placed a 100% valuation allowance against our otherwise recognizable deferred tax assets. At December 31, 2001, the Company had net operating loss carry forwards available for U.S. and foreign tax purposes of approximately $115 million. These carryforwards expire through 2021. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Due to the change in our ownership interests in the third quarter of 1997 and May 1999, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), future utilization of our net operating loss carryforwards prior to the change of ownership will be subject to certain limitations or annual restrictions.

YEAR  ENDED  DECEMBER  31,  2000  COMPARED  TO  YEAR  ENDED  DECEMBER  31,  1999

Revenues. Revenues increased to $29.9 million for the year ended December 31, 2000 as compared to $18.6 million for the year ended December 31, 1999. Advertising revenues for the year ended December 31, 2000 were $19.5 million, which represented 65% of total revenues. Advertising revenues for the year ended December 31, 1999 were $16.4 million, which represented 88% of total revenues. The growth in advertising revenues was attributable to the revenues from our games magazine, which was acquired in February 2000. Revenue from our games magazine accounted for $4.5 million of the total advertising revenues for the year ended December 31, 2000. The increase in advertising revenues attributable to our games magazine was partially offset by a decline in online advertising revenues due to an industry-wide decline in online advertising spending primarily in the second half of 2000, and which continued into 2001. Sales of merchandise through our online store accounted for 24% of total revenues for the year ended December 31, 2000, or $7.2 million, as compared with 12% of total revenues for the year ended December 31, 1999, or $2.2 million. The increase in electronic commerce revenue of $5.0 million was attributable to increased online sales from our acquisition of Chips & Bits, Inc. in February 2000. In order to realign our e-commerce operations to focus on video games and related products, the Company elected in April 2000 to shut down its electronic commerce operations in Seattle, Washington which we acquired in February 1999 (see Notes 3 and 4 to the consolidated financial statements). Other revenues of $3.2 million were comprised of newsstand sales and subscriptions of our games information magazine, which we acquired in February 2000. Barter advertising revenues represented 4% of total revenues for the year ended December 31, 2000 and 5% of total revenues for the year ended December 31, 1999.

Cost of Revenues. Gross margins were 36% and 54% for the years ended December 31, 2000 and 1999, respectively. The year-to-year decrease in the gross margins was primarily attributable to a higher mix of electronic commerce sales and print advertising sales in our games information magazine, both of which traditionally result in lower gross margins than online advertising revenues.
The absolute dollar increase in cost of revenues was mainly due to printing costs related to our games magazine, which was acquired in February 2000, and additional costs of merchandise attributable to increased sales through our online store. Additional absolute dollar increases were due to an increase in Internet connection costs to support the increase in web site traffic, an increase in depreciation expense related to increased equipment costs and personnel costs required to support the expansion of our sites and services.

Sales and Marketing. Sales and marketing expenses were $23.9 million for the year ended December 31, 2000 as compared to $19.4 million for the year ended December 31, 1999. The year-to-year increase in sales and marketing expense was mainly attributable to promotional expenses incurred in order to promote our games magazine and support our online store.

Product Development. Product development expenses were $10.2 million for the year ended December 31, 2000 as compared to $10.5 million for the year ended December 31, 1999. Product development expenses have decreased slightly from prior year mainly as a result of our effort to consolidate duties and reduce headcount.

General and Administrative Expenses. General and administrative expenses were $13.2 million for the year ended December 31, 2000 as compared to $12.2 million for the year ended December 31, 1999. The year-to-year increase was primarily attributable to increased costs associated with the operation of our games magazine and our games online store, which we acquired in February 2000, and higher than anticipated bad-debt expenses.

Restructuring and Impairment Charges. For the year ended December 31, 2000, we recorded restructuring and impairment charges of $41.3 million.

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

In the fourth quarter of 2000, we incurred an additional $25.7 million in restructuring and impairment charges as follows:

     - We recorded a restructuring charge of $1.8 million, including $398,000 of non-cash compensation, as a result of strategic decisions made by management to increase operational efficiencies, improve margins and further reduce expenses. The restructuring charge primarily related to a workplace reduction of 26 employees.

     - In addition, we recorded an impairment charge of $4.3 million in connection with our termination of a distribution agreement with CBS Sportsline in November 2000.

     - As discussed above, we also recorded impairment charges of $19.6 million as a result of management's ongoing business review and impairment analysis performed under its existing policy regarding impairment of long-lived assets.

Amortization of Goodwill and Intangible Assets. Amortization expense was $27.2 million for the year ended December 31, 2000 as compared to $20.5 million for the year ended December 31, 1999. The year-to-year increase in amortization expense was primarily attributable to the acquisitions of Chips & Bits, Inc. and Strategy Plus, Inc. in February 2000 and the purchase of the web hosting assets of Webjump.com in December 1999. The Company recorded goodwill and intangible assets of $28.7 million in connection with these transactions. The total gross amount of goodwill and purchased intangibles, after eliminating impairment charges discussed above, as of December 31, 2000 was $56.5 million and is being amortized over the expected periods of benefit ranging from two to three years (three years for goodwill).

Interest and other income, net. Interest and other income, net were $1.3 million and $1.7 million for the years ended December 31, 2000 and December 31, 1999, respectively. The decrease was primarily attributable to a decrease in interest income earned as a result of a lower cash and cash equivalent and short-term investment balance.

Income Taxes. Income taxes were approximately $268,000 for the year ended December 31, 2000 as compared with $290,000 for the year ended December 31, 1999. Income taxes were based solely on state and local taxes on business and investment capital.

LIQUIDITY  AND  CAPITAL  RESOURCES

As of December 31, 2001, we had approximately $2.6 million in cash and cash equivalents and approximately $51,000 in short-term investments. Net cash used in operating activities was $16.4 million, $34.7 million, and $30.1 million for the years ended December 31, 2001, December 31, 2000, and December 31, 1999, respectively. The decrease in net cash used in operating activities from December 31, 2000 to December 31, 2001 resulted primarily from a decrease in our net operating losses, exclusive of depreciation expenses and amortization expenses related to our acquisitions and non-cash charges. This decrease was also attributable to a reduction in accounts receivable and prepaid expenses, offset by a reduction in accounts payable and accrued expenses.

Net cash provided by (used in) investing activities was $7.2 million, $13.3 million, and ($25.4) million for the years ended December 31, 2001, December 31, 2000, and December 31, 1999, respectively. The decreases in net cash provided in investing activities was primarily attributable to decreases in the proceeds received from the sale of short-term investments, the receipt of security deposits which were partially used to buy out certain capital and operating lease obligations offset by lower purchases of property and equipment and increase in proceeds from sale of property.

Net cash provided by (used in) by financing activities was approximately ($1.6) million, ($2.0) million, and $62.8 million for the years ended December 31, 2001, December 31, 2000, and December 31, 1999, respectively. The decrease from December 31, 2000 to December 31, 2001 in net cash used in financing activities was primarily attributable to less capital lease obligations in 2001. The cash provided by financing activities in 1999 was mainly attributable to net proceeds received from our secondary public offering of Common Stock and proceeds received from the exercise of stock options and warrants.

As of December 31, 2001, there was $200,000 to be paid out as a result of restructuring activities during the years December 31, 2001 and 2000. The remaining amount will be expended through March 2002.

Currently, the Company is in discussions with Mr. Charles M. Peck, Chief Executive Officer, regarding potential additional cash compensation of up to $1 million to be paid to Mr. Peck upon future achievement of certain incentives.

Our capital requirements depend on numerous factors, including market acceptance of our services, the capital required to maintain our websites, the resources we devote to marketing and selling our services and our brand promotions and other factors. We have experienced a substantial decrease in our capital and marketing expenditures and lease arrangements since last year consistent with the reduction in our operations and staffing. We have received a report from our independent accountants, relating to our December 31, 2001 audited financial statements containing an explanatory paragraph stating that our recurring losses from operations since inception and requirement for additional financing raise substantial doubt about our ability to continue as a going concern. In addition to the revenue plan, management and the Board of Directors are currently exploring a number of strategic alternatives and are also continuing to identify and implement internal actions to improve the Company's liquidity or financial performance. These alternatives may include selling assets, which in any such case could result in significant changes in our business plan, or entering into new or different lines of business, which may include investments in real estate.

As of December 31, 2001, our sole source of liquidity consisted of $2.6 million of cash and cash equivalents and short-term investments. We currently do not have access to any other sources of funding, including debt and equity financing facilities. As of December 31, 2001, our principal commitments consisted of amounts outstanding under operating leases. Due to our cost-reductions and restructuring initiatives, we believe that we have sufficient funds to continue operating at our present level of operations for a period of at least 6 months, and potentially, up to 12 months depending upon the economic conditions affecting the advertising, magazine subscription and e-commerce revenue generating activities for our remaining properties and amounts received, if any, if we sell any of our remaining assets. The Company has limited operating capital and no current access to credit facilities. The Company's continued operations therefore will depend on its ability to keep costs down, achieve revenue goals, and sell assets or raise additional funds through bank borrowings or equity or debt financing which financing is very unlikely.

MARKET  FOR  COMPANY'S  COMMON  EQUITY

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

The delisting has made trading our shares more difficult for investors, potentially leading to further declines in share price. It would also make it more difficult for us to raise additional capital, although we have no intentions to do so. We will also incur additional costs under state blue sky laws if we sell equity due to our delisting.

EFFECTS  OF  INFLATION

Due to relatively low levels of inflation in 2001, 2000 and 1999, inflation has not had a significant effect on our results of operations since inception.

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

Certain of our accounting policies require higher degrees of judgment than others in their application. These include revenue recognition, valuation of customer receivables, impairment of intangible assets, restructuring reserves and income tax recognition of deferred tax items. Our policy and related procedures for revenue recognition, valuation of customer receivables, impairment of intangible assets and restructuring reserves are summarized below.

REVENUE  RECOGNITION.

The Company's revenues were derived principally from the sale of print advertisements under short-term contracts in our games information magazine Computer Games, through the sale of our games information magazine through newsstands and subscriptions; and through limited sale of online advertisements principally under short-term advertising arrangements, averaging one to three months.

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

The Company also derives revenue through the sale of advertisements in its games information magazine, Advertising revenues for the games information magazine are recognized at the on-sale date of the magazine.

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

The Company derives other revenues from the sale of video games and related products through its online store, the sale of its games information magazine through newsstands and subscriptions. Sales from the online store are recognized as revenue when the product is shipped to the customer. Freight out costs are included in net sales and have not been significant to date. The Company provides an allowance for merchandise sold through its online store. The allowance provided to date has not been significant.

Newsstand sales of the games information magazine are recognized at the on-sale date of the magazine, net of provisions for estimated returns. Subscriptions are recorded as deferred revenue when initially received and recognized as income pro ratably over the subscription term. Revenues from the Company's share of the proceeds from its e-commerce partners' sales are recognized upon notification from its partners of sales attributable to the Company's sites.

There is no certainty that events beyond anyone's control such as economic downturns or significant decreases in print advertisement could occur and accordingly, cause significant decreases in revenue.

VALUATION OF CUSTOMER RECEIVABLES

Provisions for allowance for doubtful accounts are made based on historical loss experience adjusted for specific credit risks. Measurement of such losses requires consideration of the company's historical loss experience, judgments about customer credit risk, and the need to adjust for current economic conditions.

IMPAIRMENT OF INTANGIBLE ASSETS

Impairment of intangible assets result in a charge to operations whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The measurement of the future net cash flows to be generated is subject to management's reasonable expectations with respect to the company's future operations and future economic conditions which may affect those cash flows.
The measurement of fair value in lieu of a public market for such assets or a willing unrelated buyer relies on management's reasonable estimate of what a willing buyer would pay for such assets. Management's estimate is based on its knowledge of the industry, what similar assets have been valued in sales transactions and current market conditions.

The Company will adopt SFAS 142 in 2002, which requires that goodwill and intangible assets with indefinite lives will no longer be amortized but will be subject to impairment review. Long-lived tangible assets and intangible assets with definite lives will be subject to impairment under SFAS No. 144.

RESTRUCTURING RESERVES

The Company has adopted restructuring plans, in relation to its business in recent years. In order to identify and calculate the associated costs to exit these businesses, management makes assumptions regarding estimates of future liabilities for operating leases and other contractual obligations, the net realizable value of assets held for disposal. Management believes its estimates, which are reviewed quarterly, to be reasonable and considers its knowledge of the industry, its previous experience in exiting activities and valuations from independent third parties, in calculation of such estimates.

IMPACT  OF  RECENTLY  ISSUED  ACCOUNTING  STANDARDS

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and subsequently SFAS No. 144 after its adoption.

The Company adopted the provisions of SFAS No. 141 as of July 1 2001 and SFAS No. 142 is effective January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS No. 142 is adopted in full, are not amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment prior to the full adoption of SFAS No. 142.

Upon adoption of SFAS No. 142, the Company is required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition separate from goodwill. The Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. If an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with SFAS No. 142's transitional goodwill impairment evaluation, the statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. The second step is required to be completed as soon as possible, but no later than the end of the year of adoption. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption.

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

The Company is required to adopt Statement 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Management has determined that the adoption of Statement 144 will not have a material impact on the Company's financial statements.

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

Due to the significant and prolonged decline in the Internet advertising sector, the Company elected to close its community web site at www.theglobe.com and its
                                                        ----------------
small  business  web-hosting  property  at  www.webjump.com  in August 2001.  In
                                            ---------------
addition, the Company is seeking buyers for its games properties in order to reduce its cash burn and preserve working capital. The Company has already sold substantially all the assets of (i) Kaleidoscope Networks Limited, the English subsidiary of Attitude Network Ltd. that operated GamesDomain.com and
GamesDomain.co.uk, (ii) KidsDomain.com and KidsDomain.co.uk, and (iii) HappyPuppy.com and HappyPuppy.co.uk. In addition, the Company sold the URL of webjump.com. This strategy has resulted in the Company shifting its business strategy from operating as a going concern to trying to sell its game properties. The Company may shift its business strategy in the future. The Company may be unable to sell its remaining games properties quickly, if at all, which would result in continued depletion of its cash position since the games business currently operates at a cash loss. The games properties may also lose some of their value while we try to sell them as we do not have full corporate staff to support these businesses. In addition, the "theglobe.com" brand continues to lose significant value since the website www.theglobe.com was taken
                                                      ----------------
offline August 15, 2001. The closing of our community site and our small business web-hosting site may also adversely affect our electronic commerce due to the inability of those web sites after their closure to refer traffic to the Chips & Bits web site. We cannot assure you that we will be able to sell all or any of the remaining games business quickly, if at all, or at any significant price, or that there will be any return to our equity holders.

WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN IF WE ARE UNABLE TO SELL OUR REMAINING GAMES BUSINESSES.

We may not be able to operate the remaining business in the event that we cannot sell the business or enter into another arrangement. We may determine to use our remaining capital in a different line of business. At this point there are minimal prospects for a meaningful return on investment.

WE MAY DECIDE TO RETAIN OUR CHIPS & BITS INC. GAME DISTRIBUTION BUSINESS AND WE MAY ALSO ENTER NEW LINES OF BUSINESS WHICH MAY OR MAY NOT BE RELATED TO THE INTERNET.

Our board of directors is reviewing various options for use of our remaining assets. While we continue to seek buyers for some or all of our remaining games related properties, including our Computer Games print magazine and the associated website Computer Games Online, our Board of Directors may decide to retain our Chips & Bits Inc. game distribution business. If and when we are able to sell our Computer Games print magazine business and the associated website Computer Games Online, our Board of Directors may consider entering into new or different lines of business, including non-Internet related lines of business and investments in real estate. Even if we are unable to sell our Computer Games print magazine and the associated website Computer Games Online, our Board of Directors may still decide to enter into new or different lines of business, including non-Internet related lines of business and investments in real estate.

WE MAY HAVE TO TAKE ACTIONS TO AVOID REGISTRATION UNDER THE INVESTMENT COMPANY ACT.

Under the Investment Company Act of 1940 (the "1940 Act"), a company meeting the definition of an "investment company" is subject to various stringent legal requirements on its operations. A company can become subject to the 1940 Act if, among other reasons, it owns investment securities with a value exceeding 40 percent of the value of its total assets (excluding government securities and cash items) on an unconsolidated basis, unless a particular exemption of safe harbor applies. Although we are not currently subject to the 1940 Act, at some point in the future due to the ongoing sale of our assets, the percentage of the Company's assets which consist of investment securities may exceed 40 percent of the value of its total assets on an unconsolidated basis. Rule 3a-2 of the 1940 Act provides a temporary exemption from registration under the 1940 Act, for up to one year, for companies that have a bona fide intent to engage, as soon as reasonably possible, in business other than investing, reinvesting, owning, holding or trading in securities ("transient investment companies"). If, due to future sales of our assets, we become subject to the 1940 Act, we intend to take all actions that would allow reliance on the one-year exemption for "transient investment companies", including a resolution by the Board of Directors that the Company has bona fide intent to engage, as soon as reasonably possible, in business other than investing, reinvesting, owning, holding or trading in securities.

DELISTING  OF  OUR  COMMON  STOCK  MAKES IT MORE DIFFICULT FOR INVESTORS TO SELL
SHARES.  THIS  MAY  POTENTIALLY  LEAD  TO  FUTURE  MARKET  DECLINES.

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

The delisting has made trading our shares more difficult for investors, potentially leading to further declines in share price. It would also make it more difficult for us to raise additional capital, although we have no intentions to do so. We will also incur additional costs under state blue sky laws if we sell equity due to our delisting.

REVENUE  GROWTH  IN  PRIOR  PERIODS  IS  NOT  INDICATIVE  OF  FUTURE  GROWTH

Although we achieved significant total revenue growth during 1999 and 2000, our online advertising revenue decreased in 2001 due to the softness in the advertising market, which is expected to continue, and due to our cost-reduction and restructuring initiatives, which have resulted in a dramatic reduction in our sales force. Overall, our revenues decreased period to period in each of the first, second, third and fourth quarters of 2001. Commencing in the third quarter 2000, our online advertising revenues decreased by $2.5 million compared to second quarter 2000, and decreased an additional $0.2 million in the fourth quarter of 2000. Additionally, in April 2000, we elected to shut down our e-commerce operations in Seattle, Washington in an effort to realign our electronic commerce operations to focus on video games and related products. This negatively impacted our projected revenue growth from e-commerce.

THE COMPANY HAS RESTRUCTURED AND PLANS TO SELL SOME OR ALL OF ITS REMAINING PROPERTIES WHICH WILL MATERIALLY NEGATIVELY AFFECT OUR REVENUES; OR ENTER INTO NEW LINES OF BUSINESS, WHICH MAY INCLUDE INVESTMENTS IN REAL ESTATE

On August 3, 2001, we elected to shut down our community operations and small business web hosting. On October 17, 2001, we sold the Games Domain/Console Domain websites. On October 30, 2001, we sold the Kids Domain website. On February 27, 2002, we sold the Happy Puppy website. We also are seeking buyers for the remaining game properties, which may materially affect revenues for our games business since a number of advertisers could choose not to do business with us during the phase-down period. We also dramatically reduced the number of employees, including almost the entire sales staff, which will continue to have a dramatic negative impact on our revenues going forward. Accurate predictions of revenue are also difficult because we are seeking to sell our remaining assets and are exploring various future alternatives, which may include investment in real estate.

WE HAVE RECEIVED A REPORT FROM OUR INDEPENDENT AUDITORS THAT RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Investors should not rely on past revenues as a prediction of future revenues. In addition, we have received a report from our independent accountants containing an explanatory paragraph stating that we suffered recurring losses from operations since inception that raise substantial doubt about our ability to continue as a going concern.

WE  EXPECT  TO  CONTINUE  TO  INCUR  LOSSES.

We have incurred net losses in each quarter since our inception and we expect that we will continue to incur net losses for the foreseeable future. We had net losses of approximately $40.7 million, $103.9 million, $49.6 million, $16.0 million, and $3.6 million for the years ended December 31, 2001, 2000, 1999, 1998, and 1997, respectively. As of December 31, 2001, we had an accumulated deficit of approximately $214.5 million. The principal causes of our losses are likely to continue to be:

     -    costs  resulting  from  the  operation  of  our  services;
     -    costs  resulting  from  the  write  down  of  goodwill;
     -    failure  to  generate  sufficient  revenue;  and,
     -    general  and  administrative  expenses.

Although we have restructured our business, we still expect to continue to incur losses while we seek to sell our remaining assets.

THE MARKET SITUATION CONTINUES TO BE A CHALLENGE FOR CHIPS & BITS DUE TO RECENT ADVANCES IN CONSOLE AND ONLINE GAMES, WHICH HAVE LOWER MARGINS AND TRADITIONALLY LESS SALES LOYALTY TO CHIPS & BITS.

Chips & Bits depends on major releases in the Personal Computer (PC) market for the majority of sales and profits. The game industry's focus on X-Box, Playstation and GameCube has dramatically reduced the number of major PC releases. Gross margins for Chips & Bits, Inc. were 22% and 26% for the years ended December 31, 2001 and December 31, 2000, respectively. Because of the large installed base of personal computers, this may be a temporary phenomenon. However, Chips & Bits has no knowledge as to when, if ever, there will be a turnaround in the PC game market.

Competition among games-focused websites is also growing rapidly, as new companies continue to enter the market and existing companies continue to layer games applications onto their websites. We expect that the market will continue to evolve rapidly, and the rate of product innovations and new product introductions will remain high. We face competitive pressures from many companies, both in the United States and abroad. With the abundance of companies operating in the games market, consumers and advertisers have a wide selection of services to choose from. Our games information websites compete for users and advertisers with:

     - Games information sites such as Snowball's IGN, ZDnet's Gamespot, and CNET's GameCenter; and
     - Online games centers, where users can play games such as Uproar, Pogo and Lycos' Gamesville.

In addition, many companies involved in the games market may be acquired by, receive investments from, or enter into commercial relationships with larger, well-established and well-financed companies. As a result of this highly fragmented and competitive market, consolidations and strategic ventures may continue in the future.

OUR FINANCIAL PERFORMANCE AND SUBSEQUENT REDUCTIONS OF OUR WORKFORCE MAY AFFECT THE MORALE AND PERFORMANCE OF OUR REMAINING PERSONNEL AND OUR ABILITY TO ENTER INTO NEW BUSINESS RELATIONSHIPS OR SELL OUR ASSETS.

We have incurred significant net losses since our inception. In an effort to reduce our cash expenses, we began to implement certain restructuring initiatives and cost reductions. In October 2000, we reduced our workforce by 26 employees. In April 2001, we further reduced our workforce by 59 employees.
On August 3, 2001, we further reduced our workforce by 60 employees. We have also left positions unfilled when certain employees have left the Company. In addition, recent trading levels of our common stock have basically eliminated the value of the stock options granted to employees pursuant to our stock option plan. As a result of these factors, our remaining personnel may seek employment with larger, more stable companies or companies they perceive to have better prospects. Our failure to retain qualified employees to fulfill our needs could halt our ability to operate our games business and have a material adverse affect on our business.

In addition, the publicity we receive in connection with our financial performance and measures to remedy it may negatively affect our reputation and our business partners and other market participants' perception of the Company. If we are unable to maintain our existing, and develop new, business relationships, our revenues and collections could suffer materially. In addition, the announcement that we have closed our community web sites and are looking for buyers for our games properties could have a material adverse effect on our ability to retain the employees necessary to operate the games business and generate revenues and subsequently collect them, and to retain the games business value prior to a sale.

WE HAVE HISTORICALLY RELIED SUBSTANTIALLY ON ONLINE ADVERTISING REVENUES. THE ONLINE ADVERTISING MARKET HAS SIGNIFICANTLY DECLINED OVER THE PAST SEVERAL QUARTERS. IN ADDITION, WE HAVE DRAMATICALLY REDUCED OUR SALES FORCE DOWN TO ONLY TWO (2) SALES PEOPLE NATIONWIDE.

We historically derived a substantial portion of our revenues from the sale of advertisements on our web sites and in our magazine Computer Games Magazine. Our business model and revenues were highly dependent on the amount of traffic on our sites and our ability to properly monetize this traffic. Due to the August 3, 2001, restructuring, we now have only two sales people and will have tremendous difficulty maintaining revenues and monetizing traffic to our games properties. In addition, the editorial content on certain of the game properties is only being updated periodically, if at all, which may lead to a further decrease in the number of viewers and which could adversely effect our efforts to sell these properties. The level of traffic on our sites determines the amount of online advertising inventory we can sell and the price for which we can sell our games business. Our ability to generate online advertising revenues depends, in part, on our ability to create new advertising programs without diluting the perceived value of our existing programs. Due to the reduction in headcount, we are unable to create new advertising programs going forward. Online advertising has dramatically decreased since the middle of 2000 and continued to decline throughout 2001 and may continue to decline, which could continue to have a material effect on the Company. Many online advertisers have been experiencing financial difficulties which could materially impact our revenues and our ability to collect our receivables. Due to our announcement regarding our closing of our community business and our other asset sales, it may become even more difficult to collect receivables.

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

WE NOW RELY SUBSTANTIALLY ON PRINT ADVERTISING REVENUES. THE PRINT ADVERTISING MARKET HAS SIGNIFICANTLY DECLINED OVER THE PAST SEVERAL QUARTERS. IN ADDITION, WE HAVE DRAMATICALLY REDUCED OUR SALES FORCE DOWN TO ONLY TWO (2) SALES PEOPLE NATIONWIDE.

We now derive a substantial portion of our revenues from the sale of advertisements in our Computer Games print magazine. Our business model and revenues are highly dependent on the print circulation of our Computer Games magazine. Due to the August 3, 2001 restructuring, we now have only two sales people and will have tremendous difficulty maintaining print advertising revenues within our Computer Games magazine. Print advertising has dramatically decreased since the middle of 2000 and continued to decline throughout 2001 and may continue to decline, which could continue to have a material effect on the Company. Many print advertisers have been experiencing financial difficulties which could materially impact our revenues and our ability to collect our receivables. For these reasons, we cannot assure you that our current advertisers will continue to purchase advertisements on our sites.

COMPETITION FOR USERS AND ADVERTISERS, AS WELL AS COMPETITION IN THE ELECTRONIC COMMERCE MARKET IS INTENSE AND IS EXPECTED TO INCREASE SIGNIFICANTLY.

The market for users and Internet advertising among web sites is relatively new and rapidly evolving. Competition for users and advertisers, as well as competition in the electronic commerce market, is intense and is expected to increase significantly. Barriers to entry are relatively insubstantial and we believe we will face competitive pressures from many additional companies both in the United States and abroad. Accordingly, pricing pressure on advertising rates will continue to increase in the future, which could have a material adverse effect on us to the extent that any remaining businesses rely on advertising. All types of web sites compete for users. Competitor web sites include other games information networks and various other types of web sites. We believe that the principal competitive factors in attracting users to a site are:

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

In addition, there has been significant consolidation in the industry. This consolidation may continue in the future. We could face increased competition in the future from traditional media companies, including cable, newspaper, magazine, television and radio companies. A number of these large traditional media companies have been active in Internet related activities including the games space. Those competitors may be able to undertake more extensive marketing campaigns for their brands and services, adopt more aggressive advertising pricing policies and make more attractive offers to potential employees, distribution partners, electronic commerce companies, advertisers, third-party content providers and acquisition targets. Furthermore, our existing and potential competitors may develop sites that are equal or superior in quality to, or that achieve greater market acceptance than, our sites. We cannot assure you that advertisers may not perceive our competitors' sites as more desirable than ours.

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

Additionally, the electronic commerce market is rapidly evolving, and we expect competition among electronic commerce merchants to continue to increase significantly. Because the Internet allows consumers to easily compare prices of similar products or services on competing web sites and there are low barriers to entry for potential competitors, gross margins for electronic commerce transactions may continue to be narrow in the future. Many of the products that we sell on our web site may be sold by the maker of the product directly or by other web sites. Competition among Internet retailers, our electronic commerce partners and product makers may have a material adverse effect on our ability to generate revenues through electronic commerce transactions or from these electronic commerce partners.

OUR  QUARTERLY  OPERATING  RESULTS  FLUCTUATE  AND  VARY  BY  SEASON.

Due to our significant change in operations, our historical quarterly operating results are not reflective of future results. We have not achieved past expectations and it is likely that in one or more future quarters, our operating results will fall below the expectation of investors. If this occurs, the trading price of our Common Stock would almost certainly be materially and adversely affected. The factors which will cause our quarterly operating results to fluctuate in the future include:

     -    sales  of  our  assets;
     -    the  drastic  decline  in  the  number  of  sales  employees;
     -    the  level  of  traffic  on  our  web  sites;
     -    the  overall  demand for Internet advertising and electronic commerce;
     - the addition or loss of advertisers and electronic commerce partners on our web sites;
     -    overall  usage  and  acceptance  of  the  Internet;
     - seasonal trends in advertising and electronic commerce sales and member usage;
     -    other  costs  relating  to  the  maintenance  of  our  operations;
     -    the  restructuring  of  our  business;
     - failure to generate significant revenues and profit margins from new products and services;
     - financial performance of other internet companies who advertise on our site; and,
     -    competition  from  others providing services similar to those of ours.

We have historically derived a substantial portion of our revenues from the sale of advertising under short-term contracts. These contracts average one to three months in length. As a result, our quarterly revenues and operating results have been, to a significant extent, dependent on advertising revenues from contracts entered into within the quarter, and on our ability to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. A slowdown in the advertising market can happen quickly and lasts an unknown amount of time.
The advertising market has not yet recovered from the current slowdown. We believe that advertising sales in traditional media, such as television and radio, generally are lower in the first and third calendar quarters. If the Internet transitions from an emerging to a more developed form of media, these same patterns may develop in Internet advertising sales. Internet advertising expenditures may also develop a different seasonality pattern. We now have only two (2) salespersons. Traffic levels on our sites and the Internet have typically declined during the summer and year-end vacation and holiday periods. Revenues from our games magazine are subject to the same seasonal trends as traditional media.

In addition to selling advertising, a substantial and increasing portion of our revenues may be generated from electronic commerce through our Chips & Bits, Inc. subsidiary. We also have existing electronic commerce arrangements with third parties for the sale of merchandise on our electronic commerce site, which are terminable upon short notice. We have cut down to only two (2) salespersons, resulting in very little revenue from advertising. We now have a substantial portion of revenue from e-commerce. Our revenues from electronic commerce may fluctuate significantly from period to period depending on the level of demand for products featured on our site and overall competition in the marketplace.

OUR  BUSINESS  MODEL  IS  UNPROVEN  AND  WILL  CHANGE.

Our revised business model is unproven. This model depends upon our ability to obtain revenues by using our games information properties without any other source of revenue. To be successful, we must, among other things, develop and market products and services that achieve broad market acceptance by our users, advertisers and electronic commerce vendors. We must continue to develop electronic commerce revenue streams by marketing products directly to users and having users purchase products through our electronic commerce site. We cannot assure you that any e-commerce business will achieve broad market acceptance and will be able to generate significant electronic commerce revenues. We also cannot assure you that our business model will be successful, that it will sustain revenue growth or that it will be profitable. Furthermore, our board of directors and management are exploring alternatives for our business and our business model may change significantly.

OUR  LIMITED  OPERATING  HISTORY  MAKES  FINANCIAL  FORECASTING  DIFFICULT.

We have never operated solely as a games business. Accordingly, we have a limited operating history for you to use in evaluating our prospects and us. Our prospects should be considered in light of the risks encountered by companies operating in new and rapidly evolving markets like ours. We may not successfully address these risks. For example, we may not be able to:

     -    maintain  levels  of  user  traffic  on  our  web  sites;
     -    maintain or increase the percentage of our advertising inventory sold;
     -    maintain  or  increase  both  CPM  levels  and  sponsorship  revenues;
     -    adapt  to  meet  changes  in our markets and competitive developments;
     -    develop  or  acquire  content  for  our  services;  and
     -    identify,  attract,  retain  and  motivate  qualified  personnel.

Moreover, we are exploring other alternatives, which may make financial forecasting even more difficult.

OUR ACQUISITIONS, JOINT VENTURES OR STRATEGIC TRANSACTIONS ENTAIL NUMEROUS RISKS
AND  UNCERTAINTIES.   WE  MAY  ENTER  NEW  LINES  OF  BUSINESS.

On February 24, 2000, we acquired Chips & Bits, Inc., an electronic commerce retailer that focuses primarily on game enthusiasts' and Strategy Plus, Inc., media property that publishes a monthly games magazine and a game enthusiast web site. Due to the significant and prolonged decline in the Internet advertising sector, we closed our community web site at www.theglobe.com and our small
                                                  ----------------
business web-hosting property at www.webjump.com in August 2001.  On October 17,
                                 ---------------
2001, we sold the Games Domain/Console Domain websites. On October 30, 2001, we sold the Kids Domain web site. On February 27, 2002, we sold the Happy Puppy website. We also are seeking buyers for the remaining game properties. In conjunction with our efforts to sell our remaining games properties, we are considering and evaluating potential business combinations or sales of these remaining assets. If consummated, any such transaction could result in a change of control of our company or could otherwise be material to our business or to your investment in our Common Stock. In addition, as part of the sale of our games business, we could obtain stock of another company or be the surviving company in a merger. These transactions may or may not be consummated. If such a transaction is not consummated, it is unclear how long we will continue to be able to operate. We may also enter into new or different lines of business, which may include investments in real estate, as determined by management and our Board of Directors. Our future acquisitions or joint ventures could result in numerous risks and uncertainties, including:

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

     -    large  and  immediate  write-offs;
     - significant write-offs if we determine that the business acquisition does not fit or perform up to expectations;
     - the incurrence of debt and contingent liabilities or amortization expenses related to goodwill and other intangible assets;
     - difficulties in the assimilation of operations, personnel, technologies, products and information systems of the acquired companies;
     - the risks of entering a new or different line of business which may include real estate;
     - the risks of entering geographic and business markets in which we have no or limited prior experience; and
     -    the  risk  that  the  acquired  business will not perform as expected.

WE MAY BE UNSUCCESSFUL IN ESTABLISHING AND MAINTAINING BRAND AWARENESS; BRAND IDENTITY IS CRITICAL TO US AND OUR ABILITY TO SELL OUR REMAINING ASSETS.

We believe that establishing and maintaining awareness of the brand name of our wholly owned subsidiaries, including the brand names of all our games properties ("Chips & Bits", "Strategy Plus" and "CGonline.com") is critical to attracting buyers for these properties and to expanding our member base, the traffic on our web sites and our advertising and electronic commerce relationships. The closure of the community web site at www.theglobe.com, the Company's flagship web site,
                              ----------------
will adversely affect the public's perception of the Company. If we fail to promote and maintain our brand or our brand value is diluted, our continuing games business, operating results, financial condition, and our ability to attract buyers for these properties could be materially adversely affected. The importance of brand recognition will increase because low barriers to entry may result in an increased number of web sites. To promote our brand, we may be required to continue to increase our financial commitment to creating and maintaining brand awareness. We may not generate a corresponding increase in revenues to justify these costs. Additionally, if Internet users, advertisers and customers do not perceive our games properties to be of high quality, the value of our brand could be materially diluted.

WE HAVE DRAMATICALLY REDUCED OUR PERSONNEL, INCLUDING PERSONNEL THAT WE HAVE HISTORICALLY PLACED SUBSTANTIAL DEPENDENCE ON.

Our performance is substantially dependent on the continued service of our senior management and key technical personnel, as well as on our sales force. In particular, our success has depended on the continued efforts of our senior management team, especially our Chief Executive Officer, our President and Chief Operating Officer, our Chief Financial Officer, our Vice President of Legal & Business Affairs and our Chief Technology Officer. Our President and Chief Operating Officer, Chief Financial Officer, and Chief Technology Officer were no longer with the Company after August 2001, and our Vice President of Legal & Business Affairs was no longer with the Company after October 2001, which has made operation of the Company significantly more difficult. In addition, the dramatic reduction in the number of personnel, particularly sales personnel, in August 2001 has made operating the Company significantly more difficult. We do not carry key person life insurance on any of our personnel.

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

WE  DEPEND  ON  HIGHLY  QUALIFIED  TECHNICAL  AND  MANAGERIAL  PERSONNEL.

Our future success also depends on our continuing ability to attract, retain and motivate highly qualified technical expertise and managerial personnel necessary to operate our remaining business. Our seeking to sell our remaining games properties may also encourage existing employees to seek employment at another company. If this were to occur, it could have a material effect on our efforts to sell these remaining games properties. We may need to give retention bonuses to certain employees to keep them, which can be costly to the Company. We may be unable to attract, assimilate or retain highly qualified technical and managerial personnel in the future. Wages for managerial and technical employees are increasing and are expected to continue to increase in the future. We have from time to time in the past experienced, and could continue to experience in the future if we need to hire any additional personnel, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Furthermore, we will not be able to effectively offer stock options due to the delisting of the common stock, low trading volume and cash position of the Company. In addition, we may have difficulty attracting qualified employees due to the Company's restructuring, financial position and scaling down of operations. Also, we may have difficulty attracting qualified employees to work in the geographically remote location in Vermont of Chips & Bits, Inc. and Strategy Plus, Inc., the Company's two subsidiaries that contains most of the employees after August 2001. If we are unable to attract and retain the technical and managerial personnel necessary to support our business, our business would likely be materially and adversely affected.

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

In addition, after August 2001, the Chief Executive Officer is the only member of executive management with significant financial experience.

OUR CHAIRMAN HAS OTHER INTERESTS AND TIME COMMITMENTS; WE HAVE CONFLICTS OF INTEREST WITH SOME OF OUR DIRECTORS; OUR BOARD HAS DECREASED FROM NINE TO SIX MEMBERS.

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

We have had revenue agreements with entities controlled by Mr. Egan and by H. Wayne Huizenga, one of our former directors. These agreements were not the result of arm's-length negotiations, but we believe that the terms of these agreements were on comparable terms as if they were entered into with unaffiliated third parties. The revenues recognized from such agreements represented less than 1%, 1% and 4% of total revenues for the years ended December 31, 2001, 2000, and 1999, respectively. Due to their relationships with his related entities, Mr. Egan will have an inherent conflict of interest in making any decision related to transactions between their related entities and us. We intend to review related party transactions in the future on a case-by-case basis.

Due to certain time constraints, two (2) members of our Board resigned during 2001 due to other commitments, and were replaced with two (2) new Directors. The charter of the Company was amended at the annual meeting of shareholders in June 2001 to allow between 5 and 9 directors to serve on the Board of Directors. Only two (2) of our directors, Mr. Robert M. Halperin and Ms. Robin M. Segaul, are neither significant holders of theglobe.com stock nor have they at any time during 2001, or at any other time, been officers or employees of theglobe.com. However, Ms. Segaul is an employee of Dancing Bear Investments, Inc., which is controlled by Mr. Egan. We may determine to further reduce the size of the Board due to the change in the operations of the business. As a result, the charter may be further amended to reduce the minimum number of Directors.

WE RELY ON A THIRD PARTY OUTSOURCED HOSTING FACILITY OVER WHICH WE HAVE LIMITED CONTROL.

Our principal servers are located in New Jersey at a third party outsourced hosting facility operated by AT&T. Our operations depend on the ability to protect our systems against damage from unexpected events, including fire, power loss, water damage, telecommunications failures and vandalism. Any disruption in our Internet access due to the transition or otherwise could have a material adverse effect on us. In addition, computer viruses, electronic break-ins or other similar disruptive problems could also materially adversely affect our web sites. Our reputation, theglobe.com brand and the brands of our subsidiaries and game properties could be materially and adversely affected by any problems to our sites. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. We do not presently have any secondary off-site systems or a formal disaster recovery plan.

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

WE  DEPEND  ON  THE  CONTINUED GROWTH IN THE USE AND COMMERCIAL VIABILITY OF THE
WEB.

Our market is rapidly evolving. Our remaining business is substantially dependent upon the continued growth in the use of the Internet, PC and console games and electronic commerce on the Internet becoming more widespread. Web usage and electronic commerce growth may be inhibited for a number of reasons, including:

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

In February 2000, we acquired Chips & Bits, Inc., a direct marketer of video games and related products over the Internet. However, we have limited experience in the sale of products online as compared to many of our competitors and the development of relationships with manufacturers and suppliers of these products. In addition, the closing of our community site and our small business web-hosting site may adversely affect our electronic commerce due to the inability of those web sites after their closure to refer traffic to the Chips & Bits web site. We also face many uncertainties, which may affect our ability to generate electronic commerce revenues and profits, including:

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

INTERNET  ADVERTISING  HAS  NOT  PROVEN  AS  EFFECTIVE  AS  TRADITIONAL  MEDIA.

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

The sale of Internet advertising is subject to intense competition that has resulted in a wide variety of pricing models, rate quotes and advertising services. For example, advertising rates may be based on the number of user requests for additional information made by clicking on the advertisement, known as "click throughs," on the number of times an advertisement is displayed to a user, known as "impressions," or on the number of times a user completes an action at an advertiser's web site after clicking through, known as "cost per action." Our contracts with advertisers typically guarantee the advertiser a minimum number of impressions. To the extent that minimum impression levels are not achieved for any reason, including the failure to obtain the expected traffic, our contracts with advertisers may require us to provide additional impressions after the contract term, which may adversely affect the availability of our advertising inventory. In addition, certain long-term contracts with advertisers may be canceled if response rates or sales generated from our site are less than advertisers' expectations. This could have a material adverse effect on us. Online advertisers are increasingly demanding "cost per click" and "cost per action" advertising campaigns, which require many more page views to achieve equal revenue, which significantly affects our revenues. If online advertisers continue to demand those "cost per action" deals, it could negatively impact our business.

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

WE  RELY  ON  INTELLECTUAL  PROPERTY  AND  PROPRIETARY  RIGHTS.

We regard substantial elements of our web sites and underlying technology as proprietary and attempt to protect them by relying on intellectual property laws and restrictions on disclosure. We also generally enter into confidentiality agreements with our employees and consultants. In connection with our license agreements with third parties, we generally seek to control access to and distribution of our technology and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar technology independently. Thus, we cannot assure you that the steps taken by us will prevent misappropriation or infringement of our proprietary information, which could have an adverse effect on our business. In addition, our competitors may independently develop similar technology, duplicate our products, or design around our intellectual property rights.

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

Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. However, we may not have sufficient funds or personnel to adequately litigate or otherwise protect our rights. Furthermore, we cannot assure you that our business activities will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us, including claims related to providing hyperlinks to web sites operated by third parties or providing advertising on a keyword basis that links a specific search term entered by a user to the appearance of a particular advertisement. Moreover, from time to time, third parties may assert claims of alleged infringement, by us or our members, of their intellectual property rights. Any litigation claims or counterclaims could impair our business because they could:

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

We have registered several Internet domain names including "theglobe.com", "globeclubs.com", "tglo.com," "happypuppy.com," "azazz.com," "attitude.net, " "cgonline" and "cdmag.com." The regulation of domain names in the United States and in foreign countries may change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names, any or all of which may dilute the strength of our names. We may not acquire or maintain our domain names in all of the countries in which our web sites may be accessed, or for any or all of the top-level domain names that may be introduced. The relationship between regulations governing domain names and laws protecting proprietary rights is unclear. Therefore, we may not be able to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights.

WE MAY FACE INCREASED GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES IN OUR INDUSTRY.

There are an increasing number of federal, state, local and foreign laws and regulations pertaining to the Internet. In addition, a number of federal, state, local and foreign legislative and regulatory proposals are under consideration. Laws or regulations may be adopted with respect to the Internet relating to liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy and quality of products and services. Changes in tax laws relating to electronic commerce could materially affect our business and financial condition. Moreover, the applicability to the Internet of existing laws governing issues such as intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment and personal privacy is uncertain and developing. Any new legislation or regulation, or the application or interpretation of existing laws or regulations, may decrease the growth in the use of the Internet, may impose additional burdens on electronic commerce or may alter how we do business. This could decrease the demand for our services, increase our cost of doing business, increase the costs of products sold through the Internet or otherwise have a material adverse effect on our business, results of operations and financial condition.

WE  ARE  INVOLVED  IN  SECURITIES  CLASS  ACTION  LITIGATION.

We  are  a  party to the securities class action litigation described in Part I,
Item 3 - "Legal Proceedings" of this report. The defense of the litigation described in Part I, Item 3 may increase our expenses and will occupy management's attention and resources, and an adverse outcome in this litigation could materially adversely affect us.

WE MAY BE EXPOSED TO LIABILITY FOR INFORMATION RETRIEVED FROM OR TRANSMITTED OVER THE INTERNET OR FOR PRODUCTS SOLD OVER THE INTERNET.

Users may access content on our web sites or the web sites of our distribution partners or other third parties through web site links or other means, and they may download content and subsequently transmit this content to others over the Internet. This could result in claims against us based on a variety of theories, including defamation, obscenity, negligence, copyright infringement, trademark infringement or the wrongful actions of third parties. Other theories may be brought based on the nature, publication and distribution of our content or based on errors or false or misleading information provided on our web sites. Claims have been brought against online services in the past and we have received inquiries from third parties regarding these matters. The claims could be material in the future. We could also be exposed to liability for third party content posted by users in our chat rooms or on our bulletin boards.

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

VARIOUS  STOCKHOLDERS,  INDIVIDUALLY  OR  IN  THE  AGGREGATE,  MAY  CONTROL  US.

Michael S. Egan, our Chairman, beneficially owns or controls, directly or indirectly, 9,877,106 shares of our Common Stock, which in the aggregate represents approximately 26.3% of the outstanding shares of our Common Stock. Todd V. Krizelman and Stephan J. Paternot, together, beneficially own 8.4% of the outstanding shares of Common Stock. Accordingly, Mr. Egan would likely be able to exercise significant influence in any stockholder vote, particularly if Messrs. Krizelman and Paternot support his position.

Messrs. Egan, Krizelman, and Edward A. Cespedes, all of whom are current Directors of our company, and Mr. Paternot and Rosalie V. Arthur, both of whom are former directors of our company, have entered into a stockholders' agreement with us. As a result of the stockholders' agreement, Mr. Egan has agreed to vote for up to two nominees of Messrs. Krizelman and Paternot to the board of directors and Messrs. Krizelman and Paternot have agreed to vote for the nominees of Mr. Egan to the board, which will be up to five directors. Consequently, Messrs. Egan, Krizelman and Paternot will likely be able to elect a majority of our directors. Additionally, each party other than Mr. Egan has granted an irrevocable proxy with respect to all matters subject to a stockholder vote to Dancing Bear Investments, Inc., an entity controlled by Mr. Egan, for any shares held by that party received upon the exercise of outstanding warrants for 400,000 shares of our Common Stock. The stockholders' agreement also provides for tag-along and drag-along rights in connection with any private sale of these securities.

OUR  STOCK  PRICE  IS  VOLATILE.

The trading price of our Common Stock has been volatile and may continue to be volatile in response to various factors, including:

     -    delisting  of  our  Common  Stock  from  Nasdaq  national  market;
     -    sales  of  any  of  our  games  properties;
     - shut down of our community web site and small business web-hosting web site;
     -    the  loss  of  a  significant  number  of  our  employees;
     -    quarterly  variations  in  our  operating  results;
     -    decreased  trading  volume;
     - competitive announcements; - the operating and stock price performance of other companies that investors may deem comparable to us; and
     -    news  relating  to  trends  in  our  markets.

The stock market has experienced significant price and volume fluctuations, and the market prices of technology companies, particularly Internet-related companies, have been highly volatile.

THE SALE OF SHARES ELIGIBLE FOR FUTURE SALE IN THE OPEN MARKET COULD KEEP OUR STOCK PRICE FROM IMPROVING.

Sales of significant amounts of Common Stock in the public market in the future, the perception that sales will occur or the registration of such shares could materially and adversely affect the ability of the market price of the Common Stock to increase even if our business prospects were to improve. We currently have approximately 22 million shares of Common Stock that are freely tradable. Approximately 8,158,450 shares of Common Stock are held by our "affiliates," within the meaning of the Securities Act of 1933, and are currently eligible for sale in the public market subject to volume limitation. Additionally, we may issue additional shares of our common stock, which could further adversely affect our stock price.

There are outstanding options to purchase 3,104,349 shares of Common Stock, which become eligible for sale in the public market from time to time depending on vesting and the expiration of lock-up agreements. The issuance of these securities is registered under the Securities Act. In addition, there are outstanding warrants to purchase up to 4,011,534 shares of our Common Stock upon exercise. Substantially all of our stockholders holding restricted securities, including shares issuable upon the exercise of warrants to purchase our Common Stock, are entitled to registration rights under various conditions.

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

We must follow Delaware laws that could have the effect of delaying, deterring or preventing a change in control of our company. One of these laws prohibits us from engaging in a business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder, unless various conditions are met. In addition, provisions of our charter and by-laws, and the significant amount of Common Stock held by our current and former executive officers, directors and affiliates, could together have the effect of discouraging potential takeover attempts or making it more difficult for stockholders to change management.

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

Interest Rate Risk. Our return on its investments in cash and cash equivalents and short-term investments is subject to interest rate risks. We regularly assess these risks and have established policies and business practices to manage the market risk of its short-term securities.

Foreign Currency Risk. We transact business in the United Kingdom. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. The effect of foreign currency exchange rate fluctuations for 2001 was not material. We do not use derivative financial instruments to limit our foreign currency risk exposure.

ITEM 8.     CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                 PAGE

  Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . . . .   44
  Consolidated Balance Sheets as of December 31, 2001 and 2000. . . . . . .   45
  Consolidated Statements of Operations for each of the years
    in the three-year period ended December 31, 2001. . . . . . . . . . . .   46

  Consolidated Statements of Stockholders' Equity and Comprehensive Loss
    for each of the years in the three-year period ended December 31, 2001.   47

  Consolidated Statements of Cash Flows for each of the years
    in the three-year period ended December 31, 2001. . . . . . . . . . . .   49

  Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . .   51


All schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders theglobe.com, inc.:

We have audited the accompanying consolidated balance sheets of theglobe.com, inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of theglobe.com, inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations since inception that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                             /s/  KPMG  LLP


New  York,  New  York
March  25,  2002

                                                      THEGLOBE.COM, INC.

                                                CONSOLIDATED BALANCE SHEETS


                                                                                                         DECEMBER 31,
                                                                                               ------------------------------
                                                                                                    2001            2000
                                                                                               --------------  --------------
ASSETS
Current assets:
    Cash and cash equivalents                                                                  $   2,563,828   $  13,349,554
    Short-term investments                                                                            50,650       2,996,250
    Accounts receivable, less allowance for doubtful accounts of $3,203,295 and $2,260,324 in
      2001 and 2000, respectively.                                                                 1,537,892       4,316,973
    Inventory, less reserve for obsolescence of $64,311 and $39,955 in 2001 and 2000,
      respectively                                                                                   532,565         694,474
    Prepaid and other current assets                                                               1,037,970       1,744,908
                                                                                               --------------  --------------
        Total current assets                                                                       5,722,905      23,102,159
Property and equipment, net                                                                          242,802       7,975,967
Restricted investments                                                                                 7,000       3,485,007
Goodwill and intangible assets, net                                                                        -      19,967,910
                                                                                               --------------  --------------
        Total assets  .                                                                        $   5,972,707   $  54,531,043
                                                                                               ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                           $   1,340,628   $   2,677,679
    Accrued expenses                                                                               1,035,271       2,540,289
    Accrued compensation                                                                               3,965       1,670,088
    Deferred revenue                                                                                 229,476         729,027
    Current portion of long-term debt                                                                101,659          11,986
    Current installments of obligations under capital leases                                               -       1,905,091
                                                                                               --------------  --------------
        Total current liabilities                                                                  2,710,999       9,534,160
Long-term debt                                                                                             -         116,002
Obligations under capital leases, excluding current installments                                           -         382,335
Deferred rent                                                                                              -         552,227
                                                                                               --------------  --------------
        Total liabilities                                                                          2,710,999      10,584,724
Stockholders' equity:
    Preferred stock, $0.001 par value; 3,000,000 shares authorized; no shares
      issued and outstanding at December 31, 2001 and 2000, respectively                                   -               -
    Common stock, $0.001 par value; 100,000,000 shares authorized; 31,081,574 and
      31,079,574 shares issued at December 31, 2001 and 2000, respectively                            31,082          31,080
Additional paid-in capital                                                                       218,255,565     218,254,968
Common stock, 699,281 common shares, held in treasury, at cost                                      (371,458)       (371,458)
Accumulated other comprehensive loss                                                                (120,866)        (55,682)
Accumulated deficit                                                                             (214,532,615)   (173,912,589)
                                                                                               --------------  --------------
        Total stockholders' equity                                                                 3,261,708      43,946,319
                                                                                               --------------  --------------
Commitments and contingencies
        Total liabilities and stockholders' equity                                             $   5,972,707   $  54,531,043
                                                                                               ==============  ==============


          See accompanying notes to consolidated financial statements.

                                         THEGLOBE.COM, INC.
                               CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                  YEAR ENDED DECEMBER 31,
                                                       --------------------------------------------
                                                           2001            2000           1999
                                                       -------------  --------------  -------------
Revenues:
    Advertising                                        $  6,381,072   $  19,500,170   $ 16,398,914
    Electronic commerce and other                         9,693,321      10,361,799      2,242,046
                                                       -------------  --------------  -------------
        Total revenues                                   16,074,393      29,861,969     18,640,960

Cost of revenues                                         12,144,915      19,079,693      8,547,514
                                                       -------------  --------------  -------------
        Gross profit                                      3,929,478      10,782,276     10,093,446
Operating expenses:
    Sales and marketing                                   9,755,315      23,917,228     19,352,022
    Product development                                   3,810,876      10,241,792     10,488,190
    General and administrative                            6,596,500      13,173,344     12,164,650
    Restructuring and impairment charges                 17,091,343      41,347,738              -
    Amortization of goodwill and intangible assets        8,468,620      27,236,506     20,459,526
                                                       -------------  --------------  -------------
        Total operating expenses                         45,722,654     115,916,608     62,464,388
                                                       -------------  --------------  -------------
        Loss from operations                            (41,793,176)   (105,134,332)   (52,370,942)
Other income (expense):
    Interest and other income                             1,250,500       2,089,743      2,485,293
    Interest and other expense                              (61,246)       (553,332)      (780,654)
                                                       -------------  --------------  -------------
        Total other income, net                           1,189,254       1,536,411      1,704,639
                                                       -------------  --------------  -------------
        Loss before provision for income taxes
          and extraordinary item                        (40,603,922)   (103,597,921)   (50,666,303)
Provision for income taxes                                   16,104         267,800        290,337
                                                       -------------  --------------  -------------
        Loss before extraordinary item                  (40,620,026)   (103,865,721)   (50,956,640)
Extraordinary item-gain on early retirement of debt               -               -      1,355,698
                                                       -------------  --------------  -------------
        Net loss                                       $(40,620,026)  $(103,865,721)  $(49,600,942)
                                                       =============  ==============  =============
Basic and diluted net loss per share:
  Loss before extraordinary item                       $      (1.31)  $       (3.43)  $      (2.06)
  Extraordinary item-gain on early retirement of debt             -               -           0.06
                                                       -------------  --------------  -------------
  Net loss                                             $      (1.31)  $       (3.43)  $      (2.00)
                                                       =============  ==============  =============
Weighted average basic and diluted shares outstanding    31,081,324      30,286,102     24,777,444
                                                       =============  ==============  =============


          See accompanying notes to consolidated financial statements.

                                                        THEGLOBE.COM, INC.
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS



                                                                                        ACCUMUL
                                                                                          ATED
                                                                                         OTHER
                                                  ADDITIONAL                DEFERRED    COMPREH                         TOTAL
                                                   PAID-IN      TREASURY     COMPEN      ENSIVE     ACCUMULATED     STOCKHOLDERS'
                                COMMON STOCK       CAPITAL       STOCK       SATION       LOSS        DEFICIT          EQUITY
                            -------------------  ------------  ----------  ----------  ----------  --------------  ---------------
                              SHARES    AMOUNT
                            ----------  -------
Balance at December 31,
  1998 . . . . . . . . . .  20,624,512  $20,625  $ 50,904,181  $       -   $(128,251)  $ (50,006)  $ (20,445,926)  $   30,300,623
Net loss . . . . . . . . .           -        -             -          -           -           -     (49,600,942)     (49,600,942)
Changes in net unrealized
loss on securities . . . .           -        -             -          -           -     (58,923)              -          (58,923)
Foreign currency
translation
  Adjustment . . . . . . .           -        -             -          -           -        (533)              -             (533)
                                                                                                                   ---------------

  Comprehensive loss . . .           -        -             -          -           -           -               -      (49,660,398)
Deferred compensation. . .           -        -       251,622          -    (251,622)          -               -                -
Amortization of deferred
  Compensation . . . . . .           -        -             -          -     110,566           -               -          110,566
Issuance of common stock
  in connection with
  exercise of stock
  options. . . . . . . . .     175,480      175       417,286          -           -           -               -          417,461
Issuance of common stock
  in connection with
  Employee Stock
  Purchase Plan. . . . . .       7,200        7        75,042          -           -           -               -           75,049
Issuance of common stock
  in connection with
  exercise of warrants . .     100,000      100       145,286          -           -           -               -          145,386
Issuance of common stock
  and options  in
  connection with
  acquisitions . . . . . .   3,363,726    3,364    80,472,172          -           -           -               -       80,475,536
Issuance of common stock
  in connection with
  Secondary Public
  Offering, net of
  offering costs . . . . .   3,500,000    3,500    65,009,935          -           -           -               -       65,013,435
Non-cash compensation. . .           -        -        31,769          -           -           -               -           31,769
                            ----------  -------  ------------  ----------  ----------  ----------  --------------  ---------------
Balance at December 31,
1999 . . . . . . . . . . .  27,770,918   27,771   197,307,293          -    (269,307)   (109,462)    (70,046,868)     126,909,427

Net loss . . . . . . . . .           -        -             -          -           -           -    (103,865,721)    (103,865,721)
Changes in net unrealized
loss on securities . . . .           -        -             -          -           -     108,929               -          108,929

Foreign currency
translation adjustment . .           -        -             -          -           -     (55,149)              -          (55,149)
                                                                                                                   ---------------
     Comprehensive loss. .           -        -             -          -           -           -               -     (103,811,941)

Amortization of deferred
compensation . . . . . . .           -        -             -          -    (269,307)          -               -         (269,307)

Issuance of common stock
in connection with                                                                 -                           -
exercise of stock options.     663,799      664       365,556          -                       -                          366,220
Issuance of common stock
in connection with
Employee Stock Purchase
Plan . . . . . . . . . . .      41,603       42        64,768          -           -           -               -           64,810
Issuance of common stock
and options in connection
with acquisitions. . . . .   1,903,973    1,904    15,063,314          -           -           -               -       15,065,218
Common stock issued in
connection with
Sportsline distribution
agreement. . . . . . . . .     699,281      699     4,999,301          -           -           -               -        5,000,000


Common stock
repurchased for treasury,
699,281 common shares. . .           -        -             -   (371,458)          -           -               -         (371,458)
Common stock options
issued in lieu of services
rendered . . . . . . . . .           -        -        57,024          -           -           -               -           57,024
Acceleration of stock
options in connection with
severance arrangements
                                     -        -       397,712          -           -           -               -          397,712
                            ----------  -------  ------------  ----------  ----------  ----------  --------------  ---------------
Balance at December 31,
2000 . . . . . . . . . . .  31,079,574   31,080   218,254,968   (371,458)          -     (55,682)   (173,912,589)      43,946,319
Net loss . . . . . . . . .           -        -             -          -           -           -     (40,620,026)     (40,620,026)
Foreign currency
  translation adjustment .           -        -             -          -           -     (65,834)              -          (65,834)
Net unrealized loss on
  securities . . . . . . .           -        -             -          -           -         650               -              650
                                                                                                                   ---------------
  Comprehensive loss . . .           -        -             -          -           -           -               -      (40,685,210)
Issuance of common stock
  in connection with
  exercise of stock
  options. . . . . . . . .       2,000        2           597          -           -           -               -              599
                            ----------  -------  ------------  ----------  ----------  ----------  --------------  ---------------
Balance at December 31,
  2001 . . . . . . . . . .  31,081,574  $31,082  $218,255,565  $(371,458)  $       -   $(120,866)  $(214,532,615)  $    3,261,708
                            ==========  =======  ============  ==========  ==========  ==========  ==============  ===============


          See accompanying notes to consolidated financial statements.

                                                 THEGLOBE.COM, INC.

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                   YEAR ENDED DECEMBER 31,
                                                                        --------------------------------------------
                                                                            2001            2000           1999
                                                                        -------------  --------------  -------------
Cash flows from operating activities:
  Net loss                                                              $(40,620,026)  $(103,865,721)  $(49,600,942)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                       11,164,527      31,372,656     23,004,644
      Non-cash restructuring and impairment charges                       14,861,821      36,914,147              -
      Non-cash marketing expenses                                                  -       2,313,276              -
      Loss on sale of Games Domain and Console Domain                         32,398               -              -
      Gain on sale of Kids Domain                                             (4,839)              -              -
      Non-cash compensation                                                        -         454,736         31,769
      Amortization of deferred compensation                                        -         269,307        110,566
      Loss on disposal of equipment                                           62,198               -         99,179
      Amortization of debt discount                                                -               -        147,012
      (Gain) loss on sale of short-term securities                           (70,144)        108,929              -
      Gain on early retirement of debt                                             -               -     (1,355,698)
      Deferred rent                                                           56,982         113,964        438,263
    Changes in operating assets and liabilities, net of acquisitions and dispositions:
      Inventory, net                                                         161,909        (121,048)        48,312
      Accounts receivable, net                                             2,779,081         915,062     (1,896,755)
      Prepaid and other current assets                                       426,938        (584,307)    (1,405,132)
      Accounts payable                                                    (1,337,051)     (2,583,741)      (502,479)
      Accrued expenses                                                    (3,418,339)       (102,713)     1,444,820
      Deferred revenue                                                      (499,551)        132,980       (654,472)
                                                                        -------------  --------------  -------------
     Net cash used in operating activities                               (16,404,096)    (34,662,473)   (30,090,913)
                                                                        -------------  --------------  -------------

Cash flows from investing activities:
  Purchase of securities                                                     (58,638)    (35,076,829)   (30,135,867)
  Proceeds from sale of securities                                         3,074,386      51,369,206     11,686,864
  Proceeds from sale of property and equipment                               382,944               -              -
  Purchases of property and equipment                                       (440,689)     (2,871,235)    (5,556,647)
                                                                                                       -------------
  Release (payment of) security deposits, net                              3,478,007         172,490     (1,898,897)
  Proceeds from sale of properties                                           790,000               -              -
 (Cash paid for) acquired from acquisitions                                        -        (274,973)       552,159
                                                                        -------------  --------------  -------------
  Net cash provided by (used in) investing activities                      7,226,010      13,318,659    (25,352,388)
                                                                        -------------  --------------  -------------

Cash flows from financing activities:
  Payments of long-term debt                                                (116,002)         (8,145)    (1,379,738)
  Payments under capital lease obligations                                (1,447,302)     (2,003,389)    (1,492,333)
  Proceeds from exercise of common stock options and warrants                      -         366,220        562,847
  Net proceeds from issuance of common stock                                     599          64,810     65,088,484
  Payments for treasury stock                                                      -        (371,458)             -
                                                                        -------------  --------------  -------------
    Net cash (used in) / provided by financing activities                 (1,562,705)     (1,951,962)    62,779,260
                                                                        -------------  --------------  -------------
    Net change in cash and cash equivalents                              (10,740,791)    (23,295,776)     7,335,958
    Effect of exchange rate changes on cash and cash equivalents             (44,935)         59,332           (533)
Cash and cash equivalents at beginning of period                          13,349,554      36,585,998     29,250,572
                                                                        -------------  --------------  -------------
Cash and cash equivalents at end of period                              $  2,563,828   $  13,349,554   $ 36,585,998
                                                                        =============  ==============  =============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                            $    174,111   $     364,316   $    534,458
                                                                        =============  ==============  =============
    Income taxes                                                        $    100,206   $     156,313   $    209,723
                                                                        =============  ==============  =============
Supplemental disclosure of non-cash transactions:
  Common stock and options issued in connection with business acquired  $          -   $  15,065,218   $ 80,475,536
                                                                        =============  ==============  =============
  Equipment acquired under capital leases                               $          -   $     132,431   $  2,545,134
                                                                        =============  ==============  =============


          See accompanying notes to consolidated financial statements.

                               THEGLOBE.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

(1)  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     (a)  Description  of  the  Company

theglobe.com, inc. was incorporated on May 1, 1995 (inception) and commenced operations on that date. theglobe.com was an online property with registered members and users in the United States and abroad which allowed its users to personalize their online experience by publishing their own content and interacting with others having similar interests. However, due to the continuing decline in the advertising market, the Company was forced to take additional cost-reduction and restructuring initiatives, which included closing www.theglobe.com business effective August 15, 2001. The Company then began to
----------------
aggressively seek buyers for some or all of its remaining online and offline properties, which consisted primarily of games-related properties. In October 2001, the Company sold all of the assets used in connection with the Games Domain and Console Domain websites to British Telecommunications plc, and all of the assets used in connection with the Kids Domain website to Kaboose Inc. (See
Note  4  of  notes  to  consolidated  financial  statements  -  Dispositions).

As of December 31, 2001, the Company continues to operate its Computer Games print magazine and the associated website Computer Games Online (www.cgonline.com), as well as the games distribution business of Chips & Bits,
                --
Inc. (www.chipsbits.com). Also as of December 31, 2001, the Company continued to host its Happy Puppy.com website for game downloads only, but with no associated sales staff or editorial staff, for purposes of finding a buyer for the site and preserving the Happy Puppy brand. In February 2002, the Company sold all of the assets used in connection with the Happy Puppy website to Internet Game Distribution, LLC (See Note 16 of notes for consolidated financial statements - Subsequent Events). As of December 31, 2001, the Company continued to actively explore a number of strategic alternatives for its remaining online and offline game properties, including selling some or all of these properties and/or entering into new or different lines of business, which may include investments in real estate.

Currently, the Company's revenue sources are principally from the sale of print advertising in its Computer Games magazine; the sale of video games and related products through Chips & Bits, Inc., its games distribution business; the sale of its Computer Games magazine through newsstands and subscriptions; and the limited sales of online advertising.

The Company's common Stock was delisted from the Nasdaq national market in April 2001 and are now traded in the over-the-counter market on what is commonly referred to as the electronic bulletin board. As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of the securities. The trading volume the Company's shares has dramatically declined since the delisting. In addition, the company is now subject to a Rule promulgated by the Securities and Exchange Commission that, if the company fails to meet criteria set forth in such Rule, various practice requirements are imposed on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, the Rule may have a materially adverse effect on the ability of broker-dealers to sell the securities, which may materially affect the ability of shareholders to sell the securities in the secondary market.

The delisting has made trading the Company's shares more difficult for investors, potentially leading to further declines in share price. It would also make it more difficult for the Company to raise additional capital, although the Company has no intentions to do so. We will also incur additional costs under state blue sky laws if we sell equity due to our delisting.

The Company's December 31, 2001 consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations since inception that raise substantial doubt about its ability to continue as a going concern. Management and the Board of Directors are currently exploring a number of strategic alternatives and also continuing to identify and implement internal actions to improve the Company's liquidity and operations. These alternatives may include selling assets, which could result in significant changes in the Company's business plan, or entering into new or different lines of business, which may include investments in real estate. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     (b)  Principles  of  Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries from their respective dates of acquisition (see
Note 5 of notes for consolidated financial statements). All significant inter-company balances and transactions have been eliminated in consolidation.

     (c)  Cash  and  Cash  Equivalents

The Company considers all highly liquid securities with maturities of three months or less to be cash equivalents. Cash equivalents were $0 and $13.3 million at December 31, 2001 and 2000, respectively, and consisted of government securities.

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

For the years ended December 31, 2001, 2000, and 1999, realized gains or losses upon the sale of securities were not material. At December 31, 2001 and 2000, the fair value of the Company's available-for-sale securities approximated cost and unrealized gains and losses were not material. The Company's short-term investments were comprised of the following at December 31, 2001 and 2000:

                                DECEM     BER 31,
                                 2001      2000
                               --------  ---------
                               (IN THO    USANDS)
                               --------  ---------
Available-for-sale securities  $     51  $       -
Held-to-maturity securities .         -      2,996
                               --------  ---------
  Short-term investments. . .  $     51  $   2,996
                               ========  =========


     (e)  Inventory

Inventories, consisting of products available for sale, are recorded using the specific-identification method and valued at the lower of cost or market value. The Company's provision for obsolescent inventory as of December 31, 2001 and December 30, 2000 was $64,311 and $39,955, respectively.

     (f)  Property  and  Equipment

Property and equipment is stated at cost, net of accumulated depreciation and amortization. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the related assets, generally three to five years for equipment, three years for software and five to seven years for furniture and fixtures.

     (g)  Restricted  Investments  and  Letter  of  Credit

At December 31, 2001 restricted investments consisted of $7,000 in security deposits related to office space. At December 31, 2000, restricted investments included security deposits held in certificates of deposit and other interest bearing accounts as collateral for certain capital lease equipment and office space leases of $3.5 million. The Company was contingently liable under a standby letter of credit of $1.4 million at December 31, 2000. The letter of credit related to the Company's office-space lease, which was fully secured by a restricted certificate of deposit held by the Company. At December 31, 2001, the Company had no letters of credit outstanding. The remaining $2.1 million of restricted cash was various security deposits, which were held as collateral against various operating and capital leases. These security deposits were all liquidated, as substantially all of the Company's operating and capital leases were terminated or settled in 2001.

     (h)     Goodwill  and  Intangible  Assets

Goodwill and intangible assets primarily relate to the Company's acquisitions accounted for under the purchase method of accounting, or its purchase of intangible assets. Under the purchase method of accounting, the excess of the purchase price over the identifiable net tangible assets of the acquired entity is recorded as identified intangible assets and goodwill. Goodwill and intangible assets are stated at cost, net of accumulated amortization, and are being amortized using the straight-line method over the expected period of benefit ranging from 2 to 3 years (3 years for goodwill). See note 3.

(i)     Impairment  of  Long-Lived  Assets

Long-lived assets, including fixed assets, goodwill and other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company estimates the undiscounted future cash flows to result from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. Fair value would generally be determined by market value. Assets to be disposed of are the lower of the carrying value or fair value less costs to sell. In 2000, the Company wrote off $32.4 million in net book value of goodwill and intangible assets. In 2001, the Company wrote off $10.7 million in net book value of goodwill and intangible assets and $5.2 million in net book value of fixed assets.

     (j)     Fair  Value  of  Financial  Instruments

The carrying amount of certain of the Company's financial instruments, including cash, cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and deferred revenue, approximate their fair value at December 31, 2001 and 2000 because of their short maturities.

     (k)  Income  Taxes

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

     (l)  Revenue  Recognition

The Company's revenues were derived principally from the sale of print advertisements under short-term contracts in our games information magazine Computer Games, which was acquired in February 2000; through the sale of video games and related products through our games distribution business Chips & Bits, Inc.; through the sale of our games information magazine through newsstands and subscriptions; and through limited sale of online advertisements principally under short-term advertising arrangements, averaging one to three months.

     ADVERTISING

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

The Company also derives revenue through the sale of advertisements in its games information magazine, which was acquired in February 2000. Advertising revenues for the games information magazine are recognized at the on-sale date of the magazine.

Advertising  revenue  from  the  Company's online properties for the years ended
December 31, 2001, 2000 and 1999 was $2.9 million, $15.0 million, and 16.4 million, respectively. Advertising revenue from the Company's games magazine, which was acquired in February 2000, for the years ended December 31, 2001 and 2000 was $3.5 million and $4.5 million, respectively. Advertising revenue accounted for 40%, 65% and 5% of total revenues for the years ended December 31, 2001, 2000, and 1999, respectively.

The Company traded advertisements on its web properties in exchange for advertisements on the Internet sites of other companies. Barter revenues and expenses are recorded at the fair market value of services provided or received, whichever is more readily determinable in the circumstances. Revenue from barter transactions is recognized as income when advertisements are delivered on the Company's web properties. Barter expense is recognized when the Company's advertisements are run on other companies' web sites, which typically occurs in the same period in which barter revenue is recognized. Barter revenues were 1%, 4% and 4% of total revenues for the years ended December 31, 2001, 2000 and 1999, respectively.

     ELECTRONIC  COMMERCE  AND  OTHER

The Company derives other revenues from the sale of video games and related products through its online store and the sale of its games information magazine through newsstands and subscriptions.

Sales from the online store are recognized as revenue when the product is shipped to the customer. Freight out costs are included in net sales and have not been significant to date. The Company provides an allowance for merchandise sold through its online store. The allowance provided to date has not been significant.

Newsstand sales of the games information magazine are recognized at the on-sale date of the magazine, net of provisions for estimated returns. Subscriptions are recorded as deferred revenue when initially received and recognized as income pro ratably over the subscription term.

Revenues from the Company's share of the proceeds from its e-commerce partners' sales are recognized upon notification from its partners of sales attributable to the Company's sites. To date revenues from e-commerce revenue shares have been immaterial.

Sales through the online store accounted for 31% or $5.1 million, 24% or $7.2 million, and 12% or $2.2 million of total revenues for the years ended December 31, 2001, 2000, and 1999, respectively. Sales of the Company's games information magazine, which was acquired in February 2000, through newsstands and subscriptions accounted for 29% or $4.9 million and 11% or $3.2 million of total revenue for the years ended December 31, 2001 and 2000, respectively. The Company acquired its games information magazine in February 2000.

     (m)  Advertising  Costs

Advertising costs are expensed as incurred and are included in sales and marketing expense. Advertising costs were $5.1 million, $7.9 million and $8.7 million for the years ended December 31, 2001, 2000, and 1999, respectively. Barter advertising costs were 1%, 4% and 4% of total revenues for the years ended December 31, 2001, 2000 and 1999, respectively.

     (n)  Product  Development

Product development expenses include professional fees, staff costs and related expenses associated with the development, testing and upgrades to the Company's website as well as expenses related to its editorial content and community management and support. Product development costs and enhancements to existing products are charged to operations as incurred. The Company accounts for development costs in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. Its also provides guidance on the capitalization of costs incurred during the application development stage for computer software developed or obtained for internal use. As of December 31, 2001 there were no amounts capitalized.

     (o)  Stock-Based  Compensation

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

The  Company  has  adopted  FASB  Interpretation  No  44, Accounting for Certain
Transactions Involving Stock Compensation" ("FIN No. 44") which provides guidance for applying APB Opinion No 25. "Accounting for Stock Issued to Employees. With certain exceptions, FIN No. 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. The Company applied FIN No. 44 to account for its cancellation and reissuance of options and there has been no impact on its results of operations for the years ended December 31, 2001 and 2000. (See note 2 of notes for consolidated financial statements) The Company cannot estimate the impact of FIN No. 44 on its future results of operations as the charge is dependent on the future market price of the Company's common stock, which cannot be predicted with any degree of certainty. Depending upon movements in the market value of the Company's common stock, this accounting treatment may result in significant non-cash compensation charges in future periods.

(p)     Net  Loss  Per  Common  Share

The Company reports net loss per common share in accordance with Statement of Financial Accounting Standard No. 128, "Computation of Earnings Per Share," ("SFAS 128"). In accordance with SFAS 128 and the SEC Staff Accounting Bulletin No. 98, basic earnings-per-share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the conversion of the Convertible Preferred Stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the Treasury Stock method); common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

Diluted loss per share has not been presented separately, as the outstanding stock options, warrants and contingent stock purchase warrants are anti-dilutive for each of the periods presented. Diluted net loss per common share for the years ended December 31, 2001, 2000 and 1999 does not include the effects of options to purchase 3,104,349, 3,891,317, and 4,301,887 shares of Common Stock, respectively nor warrants to purchase 4,011,534, for each of the years then ended.

     (q)     Comprehensive  Income  (Loss)

The Company reports comprehensive income (loss) in accordance with the Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. Comprehensive income (loss) generally represents all changes in shareholders' equity during the year except those resulting from investments by, or distributions to, shareholders.

     (r)  Use  of  Estimates

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

      (s)     Concentration  of  Credit  Risk

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

For the years ended December 31, 2001, 2000, and 1999 there were no customers that accounted for over 10% of revenues generated by the Company. The Company had no customers that represented more than 10% of accounts receivable as of December 31, 2001 and 2000.

     (t)  Segment  Reporting

The Company applies the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes annual and interim reporting standards for operating segments of a company. SFAS 131 requires disclosures of selected segment-related financial information about products, major customers and geographic areas. The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. The chief operating decision maker evaluates performance, makes operating decisions and allocates resources based on financial data consistent with the presentation in the accompanying condensed consolidated financial statements.

The Company's revenues have been earned primarily from customers in the United States. In addition, all significant operations and assets are based in the United States.

     (u)  Recent  Accounting  Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and subsequently SFAS No. 144 after its adoption.

The Company adopted the provisions of SFAS No. 141 as of July 1, 2001 and SFAS No. 142 is effective January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in purchase business combinations completed after June 30, 2001, but before SFAS No. 142 is adopted in full, are not amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment prior to the full adoption of SFAS No. 142.

Upon adoption of SFAS No. 142, the Company is required to evaluate its existing intangible assets and goodwill that were acquired in a purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition separate from goodwill. The Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. If an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with SFAS No. 142's transitional goodwill impairment evaluation, the statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. The second step is required to be completed as soon as possible, but no later than the end of the year of adoption. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption.

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

The Company is required to adopt Statement 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Management has determined that the adoption of Statement 144 will not have a material impact on the Company's financial statements.

(2)     STOCK  OPTION  REPRICING

On May 31, 2000, the Company offered to substantially all of its employees, excluding executive officers and the Board of Directors, the right to cancel certain outstanding stock options and receive new options with an exercise price equal to the then current fair market value of the stock. Options to purchase a total of approximately 1.1 million shares, approximately 20% of outstanding options, were canceled and approximately 856,000 new options were granted at an exercise price of $1.594 per share, which was based on the closing price of the Company's common stock on May 31, 2000. The new options vest at the same rate that they would have vested under previous option plans. As described above in note 1(o), the Company is accounting for these re-priced stock options using variable accounting in accordance with FIN No. 44. In addition, as a result of options, which were granted within six months of the cancellations, an additional 244,000 options also require variable accounting in accordance with FIN No. 44. For the years ended December 31, 2001 and 2000, there has been no compensation charge relating to the re-pricing due to the decrease in value of the common stock price. Depending upon movements in the market value of the Company's common stock, this accounting treatment may result in significant non-cash compensation charges in future periods.

(3)     RESTRUCTURING AND IMPAIRMENT CHARGES

For the years ended December 31, 2001, and December 31, 2000, the Company recorded restructuring and impairment charges of $17.1 million and $41.3 million, respectively.

In the second quarter of 2001, the Company announced cost-reduction initiatives. These initiatives included the elimination of 59 positions, or 31% of the Company's workforce at that time. The severance benefits of $470,000 were paid in the second quarter of 2001. Additionally, the Company closed its San Francisco office in May 2001 and an additional $54,000 security deposit was relinquished as settlement to terminate the remaining lease obligation.

In the second quarter of 2001, the Company recorded impairment charges of $4.5 million related to the servers and computers used for serving and hosting www.webjump.com and www.theglobe.com as a result of management's ongoing
---------------       ----------------
business review and impairment analysis performed under its existing policy regarding impairment of long-lived assets.

In the third quarter of 2001, the Company continued its cost cutting measures. The Company eliminated 60 additional positions, or 58% of the Company's workforce. As a result, severance benefits of $1.0 million were paid in the third quarter of 2001.

Additionally, the Company terminated its lease at 120 Broadway in New York and its operations relocated to a significantly smaller facility in New York, in September 2001. The Company also decided to shut down its www.theglobe.com and
                                                            ----------------
www.webjump.com  websites  effective  August 15, 2001.  The servers located in a
---------------
facility in Staten Island, New York were in use through August 31, 2001. The Company discontinued the use of these servers on August 31, 2001 and is now using hosted facilities for its live websites. As a result of these measures, the Company recorded net restructuring and impairment charges related to the fixed assets consisting of computer hardware and software, furniture and fixtures, communications equipment and leasehold improvements at the two locations totaling approximately $3.67 million, and miscellaneous net restructuring credit amounts related to the settlement of prepaid items, accruals and capital lease obligations totaling approximately $0.26 million.

Further, in the third quarter of 2001, the Company recorded additional impairment charges of $4.2 million, of which $3.6 million related to Chips & Bits and Strategy Plus and $0.6 million related to Attitude Network, Ltd. related to goodwill and other intangible assets, as a result of management's ongoing business review and impairment analysis performed under its existing policy regarding impairment of long-lived assets.

 In the fourth quarter of 2001, severance benefits of $0.1 million were paid relating to the cost cutting measures initiated in the third quarter 2001. The company also wrote off $3.3 million in goodwill as result of comparing the carrying values of goodwill to their fair values.

Where impairment indicators were identified, management determined the amount of the impairment charge by comparing the carrying values of goodwill and other long-lived assets to their fair values. Management determines fair value based on a market approach, which during 2001 and 2000 mainly included proposals for sale of its business properties. As a result, during management's quarterly review of the value and periods of amortization of both goodwill and other long-lived assets, it was determined that the carrying value of goodwill and certain other tangible and intangible assets were not fully recoverable.

The Company acquired certain tangible assets such as server and computer equipment used for serving and hosting the various websites of the Company during 1999 and 2000. These tangible assets were used for serving and hosting the various websites of the Company. The Company's revaluation of goodwill and intangible assets related to Attitude Network, Ltd., Strategy Plus, Inc. and Chips & Bits, Inc. and the tangible assets was triggered by the continued and prolonged decline in Internet advertising throughout 2000 and 2001, which significantly impacted current projected advertising revenue generated from these web-based properties and the downturn in computer games e-commerce business and has resulted in declines in operating and financial metrics over the past several quarters, in comparison to the metrics forecasted at the time of their respective acquisitions.

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

As of December 31, 2001, the amount remaining in the Company's restructuring accruals recorded in 2001 and 2000 were $200,000 and $0, respectively.

As of December 31, 2001, after giving effect to the fourth quarter of 2000 and full-year 2001 impairment charges, the total remaining amount of goodwill and other intangible assets, net, is $0 for Attitude Networks, which was acquired in April 1999, and $0 for Chips & Bits and Strategy Plus which were acquired in February 2000. The impairment factors evaluated by management may change in subsequent periods, given that our business operates in a highly volatile business environment.

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

In the fourth quarter of 2000, we incurred an additional $25.7 million in restructuring and impairment charges as follows:

     - We recorded a restructuring charge of $1.8 million, including $398,000 of non-cash compensation, as a result of strategic decisions made by management to increase operational efficiencies, improve margins and further reduce expenses. The restructuring charge primarily related to a workplace reduction of 26 employees.
     - In addition, we recorded an impairment charge of $4.3 million in connection with our termination of a distribution agreement with Sportsline in November 2000.
     - As discussed below, we also recorded impairment charges of $19.6 million as a result of management's ongoing business review and impairment analysis performed under its existing policy regarding impairment of long-lived assets.

In 1999, the Company completed acquisitions of Attitude Network, Ltd. and the web hosting assets of Webjump.com that were financed principally with shares of the Company's common stock, and were valued based on the price of the Company's common stock at that time. The revaluation was triggered by the continued decline in Internet advertising throughout 2000, which significantly impacted current projected advertising revenue generated from these web based properties. In addition, each of these web based properties have experienced declines in operating and financial metrics over the past several quarters, primarily due to the continued weak overall demand of on-line advertising and marketing services, in comparison to the metrics forecasted at the time of their respective acquisitions. The impairment analysis considered that these web-based properties were acquired during 1999 and that the intangible assets recorded at the time of acquisition was being amortized over useful lives of 2 - 3 years (3 years for goodwill). As a result, it was determined that the fair value of Attitude's and Webjump's goodwill and other intangible assets were less than the recorded amount, therefore, an impairment charge of $13.6 million and $6.0 million, respectively, were recorded. The methodology used to test for and measure the amount of the impairment charge was based on the same methodology the Company used during its initial acquisition valuation of Attitude and Webjump in 1999.

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

(4)     DISPOSITIONS

In  August  2001,  the  Company  sold  the  www.webjump.com URL to USGO Inc. for
                                            ---------------
$20,000,  of  which  the  entire amount represents gain on sale of other assets.

On October 30, 2001, the Company sold to the management of Kaboose.com, Inc. all of the assets used in connection with the KidsDomain.com web site for $75,000. As a result, the Company recognized a gain on the sale of Kids Domain assets of approximately $5,000.

On October 17, 2001, the Company sold to British Telecommunications, plc all of the assets used in connection with the Games Domain and Console Domain web sites. The total consideration for the purchase is the sum of: $420,000 upon contract completion; a first installment payment of a minimum of $147,500, which was received in 2002 and up to a maximum of $220,500, based on the percentage achievement of a predetermined revenue target for the fourth quarter of 2001, ending December 31, 2001; and, a second installment of a minimum of $147,500 and up to a maximum of $220,500, based on the percentage achievement of a predetermined revenue target for the first quarter of 2002, ending
March 31, 2002. The minimum consideration is $715,000 and the maximum potential consideration is $861,000. Accordingly, as of December 31, 2001, the Company recognized a loss on the sale of the Games Domain and Console Domain assets of approximately $32,000 based on the minimum potential consideration as of December 31, 2001. The Company has a receivable from British Telecommunications plc in the amount of $358,293 as of December 31, 2001, which is included in prepaid expenses and other current assets in the consolidated balance sheet.

(5)  ACQUISITIONS

          a)   factorymall.com,  inc.

On February 1, 1999, theglobe formed Nirvana Acquisition Corp. ("Nirvana"), a Washington corporation and a wholly owned subsidiary of theglobe. Nirvana was merged with and into factorymall.com, inc., a Washington corporation d/b/a Azazz ("factorymall"), with factorymall as the surviving corporation. The merger was effected pursuant to the Agreement and Plan of Merger, dated February 1, 1999, by and among theglobe.com, Nirvana, and factorymall and certain shareholders thereof. As a result of the merger, factorymall became a wholly owned subsidiary of theglobe. factorymall operated Azazz, a leading interactive department store. This transaction was accounted for under the purchase method of accounting.

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

The total purchase price for this transaction was approximately $22.8 million. Of this amount, approximately $0.1 million of the purchase price was allocated to net tangible assets. The historical carrying amounts of such net tangible assets approximated their fair values. The purchase price in excess of the fair value of the net tangible assets assumed, in the amount of $22.7 million was allocated to goodwill and certain identifiable intangible assets and is being amortized using the straight-line method over its estimated useful life of 2 to 3 years (3 years for goodwill), the expected period of benefit. Factorymall's results of operations are included in the consolidated statement of operations from February 1, 1999. In April 2000, the Company decided to close Factorymall's operations and recorded an impairment and restructuring charge
(see  Note  3  for  additional  information).

     b)   Attitude  Network,  Ltd.

On April 5, 1999, theglobe formed Bucky Acquisition Corp. ("Bucky"), a Delaware corporation and a wholly owned subsidiary of theglobe. Bucky was merged with and into Attitude Network, Ltd., a Delaware corporation ("Attitude"), with Attitude as the surviving corporation. The merger was effective pursuant to the Agreement and Plan of Merger, dated April 5, 1999, which closed on April 9, 1999, by and among theglobe.com, Bucky, Attitude and certain shareholders thereof. As a result of the merger, Attitude became a wholly owned subsidiary of theglobe.com. Attitude's properties publish games information content and include HappyPuppy, Kids Domain, Console Domain and Games Domain. This transaction was accounted for under the purchase method of accounting.

The consideration paid by theglobe.com in connection with the merger consisted of 1,570,922 newly issued shares of Common Stock, valued at $43.1 million. In addition, options to purchase shares of Attitude's common stock were exchanged for options to purchase approximately 84,760 shares of Common Stock, valued at $1.9 million. Warrants to purchase shares of Attitude common stock were exchanged for warrants to purchase approximately 46,706 shares of theglobe Common Stock, valued at $1.0 million. The Company also incurred expenses of approximately $0.8 million related to the merger.

The total purchase price for this transaction was approximately $46.8 million. Of this amount, approximately $0.2 million of the purchase price was allocated to net tangible liabilities. The historical carrying amounts of such net tangible liabilities approximated their fair values. The purchase price in excess of the fair value of the net tangible liabilities assumed in the amount of $47.0 million was allocated to goodwill and certain identifiable intangible assets and is being amortized using the straight-line method over a its estimated useful life of 3 years, the expected period of benefit. Attitude's results of operations are included in the consolidated statement of operations from April 9, 1999. See Note 3 of notes for consolidated financial statements for additional information regarding impairment charge. See Note 4 of notes for consolidated financial statements for additional information regarding the disposition of Attitude's assets.

     (c)  Chips  &  Bits  and  Strategy  Plus

On February 24, 2000, CB Acquisition Corp. ("CB Merger Sub"), a Vermont corporation and a wholly owned subsidiary of theglobe.com was merged with and into Chips & Bits, Inc., a Vermont corporation ("Chips & Bits"), with Chips & Bits as the surviving corporation (the "CB Merger"). Also on February 24, 2000, SP Acquisition Corp. ("SP Merger Sub"), a Vermont corporation and a wholly owned subsidiary of theglobe.com, was merged with and into Strategy Plus, Inc., a Vermont corporation ("Strategy Plus"), with Strategy Plus as the surviving corporation (together with the CB Merger, the "Mergers"). The Mergers were effected pursuant to an Agreement and Plan of Merger dated as of January 13, 2000 by and among theglobe.com, CB Merger Sub, SP Merger Sub, Chips & Bits, Strategy Plus, Yale Brozen and Christina Brozen (the "Merger Agreement"). As a result of the Mergers, both Chips & Bits and Strategy Plus became wholly owned subsidiaries of theglobe.com.

The consideration paid by the Company consisted of 1,903,977 shares of the Company's Common Stock, valued at $14.9 million. The Company also incurred acquisition costs of approximately $0.6 million. An additional payment of $1.3 million in newly issued shares of Common Stock was contingent upon the attainment of certain performance targets by Chips & Bits and Strategy Plus during the 2000 fiscal year. During August 2001, the Company settled this contingency resulting in no additional consideration being paid to the former shareholders.

This transaction was accounted for under the purchase method of accounting. The aggregate purchase price of these transactions was $15.5 million. The Company has allocated $1.1 million to the net tangible assets of Chips & Bits and $1.6 million to the net tangible liabilities of Strategy Plus. The historical carrying amounts of the net tangible assets acquired and liabilities assumed by the Company approximated their fair market value on the date of acquisition. The purchase price in excess of the fair market value of the net tangible assets acquired and liabilities assumed by the Company amounted to $16.0 million and was allocated to goodwill. The goodwill amount is being amortized under the straight-line method over an estimated useful life of 3 years, the expected period of benefit. Chips & Bits and Strategy Plus's results of operations are included in the condensed consolidated statement of operations from February 24, 2000. See Note 3 of notes for consolidated financial statements for additional information regarding impairment charge.

The following unaudited pro forma consolidated financial information gives effect to the Chip & Bits and Strategy Plus acquisitions, as if the acquisition had occurred at January 1, 2000 by consolidating the results of operations of the Company, Chips & Bits and Strategy Plus for the year ended December 31, 2000.

                                                            DECEMBER 31, 2000    DECEMBER 31, 1999
                                                           -------------------  -------------------
Revenues. . . . . . . . . . . . . . . . . . . . . . . . .  $           31,560   $           31,376
Net loss. . . . . . . . . . . . . . . . . . . . . . . . .            (105,187)             (62,406)
Net loss per share-basic and diluted. . . . . . . . . . .  $            (3.44)  $            (2.30)
Weighted average basic and diluted shares outstanding (1)              30,568               27,165

     (1) The weighted average common shares used to compute pro forma basic net loss per share includes the actual weighted average common shares outstanding for the historical year ended December 31, 2000, plus the common shares issued in connection with the Chips & Bits and Strategy Plus acquisition as if it occurred on January 1, 2000.


     (d)  Web  Hosting  Assets  of  Webjump.com

On November 30, 1999, Jump Acquisition LLC ("Jump LLC"), a Delaware limited liability company and a wholly owned subsidiary of theglobe, acquired all of the assets of Webjump.com ("Webjump"), a web hosting property. The purchase of the Webjump assets was affected pursuant to an Agreement of Purchase and Sale, dated November 30, 1999, by and among theglobe, Jump LLC, Infonent.com and certain stockholders of Infonent.com. The assets acquired in connection with this transaction consisted of data, intellectual property and other physical property used in connection with the operation of Webjump's web hosting property.

The Company issued 1,104,972 shares of newly issued Common Stock, valued at $12.9 million, in connection with this transaction. An additional $12.5 million, payable in newly issued shares of Common Stock, was contingent based upon the attainment by the Webjump property of certain performance targets on or prior to November 30, 2000. Management determined that such targets were not achieved as of the measurement date, however, on February 14, 2001 the former shareholder group filed a lawsuit against us claiming that they are entitled to $9.5 million related to the above mentioned targets. In August 2001, the Company executed a settlement agreement with the trustee for Infonent.com in which the trustee agreed to dismiss all claims in return for a payment of $175,000 by the Company. See Note 13 (d) of notes for consolidated financial statements for additional information.

In addition to the issuance of Common Stock, the Company incurred acquisition costs of $0.1 million. The aggregate purchase price of $13.0 million has been accounted for as purchased intangible assets and will be amortized using the straight-line method over an estimated useful life of 3 years, the expected period of benefit. See Note 3 of notes for consolidated financial statements for additional information regarding impairment charge.

(6)         PROPERTY  AND  EQUIPMENT

Property  and  equipment  consist  of  the  following:

                                                                              DECEMBER 31,    DECEMBER 31,
                                                                                  2001            2000
                                                                              -------------  --------------
                                                                                    (in thousands)
Computer equipment and software, including assets under capital leases of $0
  and $5,666, respectively . . . . . . . . . . . . . . . . . . . . . . . . .  $         588  $       11,948
Furniture and fixtures, including assets under capital leases of $0 and $42,
  respectively . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            311           1,632
Leasehold improvements . . . . . . . . . . . . . . . . . . . . . . . . . . .              -           2,112
                                                                              -------------  --------------
                                                                                        899          15,692
Less accumulated depreciation and amortization, including amounts related to
  assets under capital leases of $0 and $3,672 respectively. . . . . . . . .            656           7,716
                                                                              -------------  --------------
    Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         243  $        7,976
                                                                              =============  ==============

(7)     INCOME  TAXES

Income taxes for the years ended December 31, 2001 and 2000 are based solely on state and local taxes on business and investment capital.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001, 2000 and 1999 are presented below.

                                             2001       2000
                                          ----------  ---------
                                             (in thousands)
Deferred tax assets:
  Net operating loss carryforwards        $  52,974   $ 49,473
  Allowance for doubtful accounts             1,069        728
  Depreciation                                    -       (447)
  Issuance of warrants                          813        630
  Deferred compensation                           -        580
  Start-up costs                                  -        105
  Deferred revenue                                -         19
                                          ----------  ---------
    Total gross deferred tax assets          54,856     51,088
Less valuation allowance                    (54,856)   (50,632)
                                          ----------  ---------
    Total net deferred tax assets                          456
Deferred tax liabilities:
  Intangible assets other than goodwill           -       (456)
                                          ----------  ---------
    Total gross deferred tax liabilities          -          -
                                          ----------  ---------
                                          $       -   $      -
                                          ----------  ---------


Because of the Company's lack of earnings history, the deferred tax assets have been fully offset by a 100% valuation allowance. The valuation allowance for deferred tax assets was $54.9 million and $50.6 million as of December 31, 2001 and 2000, respectively. The net change in the total valuation allowance was $4.3 million and $18.7 million for the years ended December 31, 2001 and 2000, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Of the total valuation allowance of $54.9 million, subsequently recognized tax benefits, if any, in the amount of $5.8 million will be applied directly to contributed capital.

At December 31, 2001 and December 31, 2000, the Company had net operating loss carryforwards available for US and foreign tax purposes of approximately $115 million and $105.2 million respectively. These carryforwards expire through 2021.

Under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), the utilization of net operating loss carryforwards may be limited under the change in stock ownership rules of the Code. As a result of ownership changes, which occurred in August 1997 and May 1999, the Company's operating tax loss carryforwards and tax credit carryforwards are subject to these limitations.

(8)      SPORTSLINE.COM,  INC.  DISTRIBUTION  AGREEMENT

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

In connection with the $5 million payment, the Company guaranteed that if Sportsline elected to sell any of its 699,281 shares during defined selling periods and Sportsline's net proceeds from the sale of these shares was less than the original issue price of $7.15 per share, the Company would be required to pay Sportsline the difference, however, the total guarantee was limited to $2,450,000 payable in cash and/or the Company's Common Stock at the Company's option. The Company was required to provide a $1.5 million security deposit for its obligation to pay the guarantee.

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

On November 1, 2000, theglobe.com and Sportsline terminated this agreement, whereby theglobe.com agreed to settle its guarantee payment by releasing the $1.5 million security deposit held in escrow. As a result of the termination, the Company recorded an impairment charge in the fourth quarter of 2000 of $4,311,724, representing the write-off of the remaining unamortized initial and guarantee payments of $5,261,724 in the aggregate, the relinquishment of the security deposit of $1,500,000 offset by the $2,450,000 guarantee liability originally recorded as additional paid-in capital, as the Company originally intended to satisfy any potential guarantee payments under this agreement through the issuance of Common Stock. The total amount of amortization costs recorded during 2000 in connection with the Sportsline Agreement, excluding the $4,311,724 impairment charge was $2,188,276. These costs are included within sales and marketing. In addition, the Company also agreed to purchase the 699,281 shares of common stock held by Sportsline for $371,458 based upon the closing trading price on that date, or $0.531 per share. This transaction was accounted for as treasury stock within stockholders' equity.

(9)     STOCKHOLDERS'  EQUITY

        Common  Stock

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

          Stock  Dividend

On May 14, 1999, the Company affected a 2-for-1 stock dividend to all shareholders of record as of May 3, 1999. All share and per share information in the accompanying consolidated financial statements has been retroactively restated to reflect the effect of the stock dividend.

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

 (10)     STOCK  OPTION  PLAN
During 1995, the Company established the 1995 Stock Option Plan, which was amended (the "Amended Plan") by the Board of Directors in December 1996 and August 1997. Under the Amended Plan, the Board of Directors may issue incentive stock options or nonqualified stock options to purchase up to 1,582,000 common shares, as amended. Incentive stock options must be granted at the fair market value of the Company's Common Stock at the date the option is issued.

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

In July 2000, the Company granted options to purchase 1,250,000 shares of Common Stock to Charles Peck in connection with his becoming the Company's new Chief Executive Officer. These options have an exercise price of $1.94 per share and have various vesting terms ranging from immediate to ten years. Certain options have automatic accelerated vesting provisions in which the options vest if the Company's common stock share price reaches certain thresholds. These options were granted pursuant to individual nonqualified stock option agreements between Mr. Peck and the Company and not pursuant to any of the plans described above.

During 2000, the Company recorded approximately $398,000 of non-cash compensation expense in connection with the acceleration of vesting of options to purchase 210,000 shares of common stock pursuant to a severance agreement with a former executive officer of the Company. The charge represents the difference between the original exercise price of the option grants and the fair value of the Company's common stock on the date of termination. This non-cash compensation charge was included as part of severance costs in connection with the fourth quarter of 2000 restructuring charges.

The Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, compensation cost of $0, $62,570, and $66,000 has been recognized for stock options granted to employees below fair market value in 2001, 2000 and 1999, respectively, in the accompanying consolidated financial statements. Compensation cost recognized in connection with stock options granted in lieu of services rendered to non-employees was $0, $263,761 and $55,000 for the years ended December 31, 2001, 2000, and 1999, respectively. There were no stock options granted to non-employees, other than directors, during 2001.

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

                                                  2001             2000           1999
                                             ---------------  --------------  ------------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net loss-as reported. . . . . . . . . . . .  $       40,620   $     103,866   $    49,601
                                             ===============  ==============  ============
Net loss-pro forma. . . . . . . . . . . . .  $       40,537   $     107,876   $    61,071
                                             ===============  ==============  ============

Basic net loss per common share-as reported  $        (1.31)  $       (3.43)  $     (2.00)
                                             ===============  ==============  ============
Basic net loss per common share-pro forma .  $        (1.31)  $       (3.56)  $     (2.46)
                                             ===============  ==============  ============

The per share weighted-average fair value of stock options granted during 2001, 2000, and 1999 was $0.32, $1.64, and $13.85, respectively, on the date of grant using the option-pricing method with the following weighted-average assumptions:
2001-risk free interest rate 3.75%, an expected life of four years and a volatility of 130%, 2000-risk-free interest rate 6.22%, and an expected life of four years, and a volatility of 130%; 1999-risk-free interest rate 5.14%, and an expected life of four years, and a volatility of 111%.

Stock  option  activity  during  the  periods  indicated  is  as  follows:

                                                         WEIGHTED
                                           OPTIONS        AVERAGE
                                           GRANTED    EXERCISE PRICE
                                         -----------  ---------------
Outstanding at December 31, 1998. . . .   2,830,242   $          2.93
Granted . . . . . . . . . . . . . . . .   1,823,300   $         16.32
Assumed in connection with acquisitions     522,885   $         24.80
Exercised . . . . . . . . . . . . . . .    (175,480)  $          2.38
Canceled. . . . . . . . . . . . . . . .    (699,060)  $         22.83
                                         -----------
Outstanding at December 31, 1999. . . .   4,301,887   $          8.06
Granted . . . . . . . . . . . . . . . .   4,143,182   $          2.21
Exercised . . . . . . . . . . . . . . .    (663,799)  $          0.53
Canceled. . . . . . . . . . . . . . . .  (2,666,467)  $          9.42
                                         -----------
Outstanding at December 31, 2000. . . .   5,114,803   $          3.59
Granted . . . . . . . . . . . . . . . .     340,400   $          0.32
Exercised . . . . . . . . . . . . . . .      (2,000)  $          0.20
Canceled. . . . . . . . . . . . . . . .  (2,348,854)  $          2.18
                                         -----------  ---------------
Outstanding at December 31, 2001. . . .   3,104,349   $          5.77
                                         ===========  ===============
Vested at December 31, 2000 . . . . . .   2,352,574
                                         ===========
Vested at December 31, 2001 . . . . . .   2,073,874
                                         ===========
Options available at December 31, 2001.     278,700
                                         ===========


The following table summarizes information about stock options outstanding at December 31, 2001:


                              OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                  -----------------------------------------------  -------------------------------
                                   WEIGHTED-
                                    AVERAGE
ACTUAL RANGE OF     NUMBER         REMAINING         WEIGHTED-         NUMBER         WEIGHTED-
EXERCISE PRICES   OUTSTANDING  CONTRACTUAL LIFE       AVERAGE      EXERCISABLE AT      AVERAGE
                  AT 12/31/01       (YEARS)       EXERCISE PRICE      12/31/01     EXERCISE PRICE
----------------  -----------  -----------------  ---------------  --------------  ---------------
0.05 - $0.05          39,584                4.0  $          0.05          39,584  $          0.05
0.20 - $0.23          42,500                6.8  $          0.21          26,248  $          0.20
0.35 - $0.41         210,952                0.6  $          0.36         210,139  $          0.36
0.53 - $0.78          99,462                7.8  $          0.54          34,287  $          0.53
1.59 - $2.38       1,347,475                7.8  $          1.67         411,106  $          1.63
3.85 - $4.95         910,526                2.6  $          4.50         908,650  $          4.50
6.69 - $6.69          55,000                1.9  $          6.69          55,000  $          6.69
10.65 - $15.88       398,450                2.0  $         14.88         388,700  $         14.88
25.38 - $25.38           400                7.2  $         25.38             160  $         25.38
----------------  -----------  -----------------  ---------------  --------------  ---------------
0.05 - $25.38      3,104,349                2.9  $          5.77       2,073,874  $          6.04
================  ===========  =================  ===============  ==============  ===============


See  notes  1  (o)  and  2  for  stock  option  repricing.

(11)     EMPLOYEE  STOCK  PURCHASE  PLAN

The Company's Employee Stock Purchase Plan ("ESPP") was adopted by the Board of Directors in February 1999 and subsequently approved by the Company's stockholders in June 1999. The ESPP provides eligible employees of the Company the opportunity to apply a portion of their compensation to the purchase of shares of the Company at a 15% discount. The Company has reserved 400,000 authorized shares of Common Stock for issuance under the ESPP. As of and for the year ended December 31, 2001, the Company no longer offers an ESPP.

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

(13)     COMMITMENTS & CONTINGENCIES

     (a)  Operating  Leases

The Company does not have any material non-cancelable operating leases as of December 31, 2001.

     (b)  Capital  Leases

The Company does not have any material non-cancelable capital leases as of December 31, 2001.

     (c)  Employment  Agreements

The Company maintains several employment agreements, with employees of the Company. The employment agreements provide for minimum salary levels, incentive compensation and severance benefits, among other items.

     (d)  Litigation

On June 20, 2000, Infonent.com, Inc. filed a Complaint and a motion for a preliminary injunction to enjoin the Company from invoking its contractual right to terminate the registration statement for Infonent.com, Inc.'s shares in the Company. In an order entered July 18, 2000, the U.S. Bankruptcy Court for the Northern District of California (San Jose Division) granted Infonent.com, Inc.'s motion to the extent of barring the Company from terminating the registration statement for a period of 45 days, commencing on July 3, 2000. On October 26, 2000, the Securities and Exchange Commission declared effective the Company's amended registration statement, which terminated the registration statement relating to Infonent.com's shares in the Company.

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

On and after August 3, 2001 and as of the date of this filing, the Company is aware that six putative shareholder class action lawsuits were filed against the Company, certain of its current and former officers and directors, and several investment banks that were the underwriters of the Company's initial public offering. The lawsuits were filed in the United States District Court for the Southern District of New York. The lawsuits purport to be class actions filed on behalf of purchasers of the stock of the Company during the period from November 12, 1998 through December 6, 2000. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company's initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the Prospectus for the Company's initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. On December 5, 2001, an amended complaint was filed in one of the actions, alleging the same conduct described above in connection with both the Company's November 23, 1998 initial public offering and its May 19, 1999 secondary offering. The actions seek damages in an unspecified amount. The Company and its current and former officers and directors intend to vigorously defend the actions. The complaints have been consolidated into a single action, entitled Kofsky v. theglobe.com, inc. et al., Case No. 01 Civ. 7247. The Company is not required to respond to Plaintiffs' claims before a consolidated complaint is filed. However, due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of this litigation could have a material adverse impact on our business, financial condition and results of operations.

(14)     RELATED  PARTY  TRANSACTIONS

Certain directors of the Company also serve as officers and directors of Dancing Bear Investments, Inc. Dancing Bear is a shareholder of the company and an entity controlled by our Chairman.

In 1998, the Company entered into an electronic commerce contract with AutoNation, Inc. ("AutoNation"), (formerly doing business as Republic Industries), an entity affiliated with a Director of the Company, pursuant to which the Company granted a right of first negotiation with respect to the exclusive right to engage in or conduct an automotive "clubsite" on theglobe website through AutoNation. Additionally, AutoNation agreed to purchase advertising from the Company for a three-year period at a price, which adjusted to match any more favorable advertising price quoted to a third party by the Company, excluding certain short-term advertising rates. For the years ended December 31, 2001, 2000 and 1999, the Company recognized revenue of $0.2 million $0.3 million and $0.3 million, respectively, in connection with the AutoNation agreement.

Additionally in 1998, the Company entered into an electronic commerce arrangement with InteleTravel, an entity controlled by the Chairman of the Company, whereby the Company agreed to develop a web community for InteleTravel in order for its travel agents to conduct business through theglobe in exchange for access to InteleTravel customers for distribution of the Company's products and services. For the year ended December 31, 1999, the Company recognized revenue of $0.3 million in connection with the InteleTravel agreement. There was no revenue recognized for the year ended December 31, 2001 and 2000.

In 1999, the Company entered into a community agreement with ClikVacations.com Inc., an entity controlled by the Chairman of the Company, whereby the Company agreed to co-brand certain products and services of theglobe for use on the Clik.com website. Additionally, the Company agreed to sell all advertising inventory related to these co-branded products and services in exchange for a portion of the net advertising sales. The Company recognized revenue of $0.1 million in connection with the ClikVacations.com agreement for the year ended December 31, 1999. There was no revenue recognized for the years ended December 31, 2001 and 2000.
The Company believes that the terms of the foregoing arrangements are on comparable terms as if they were entered into with unaffiliated third parties.

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

(15)     VALUATION  AND  QUALIFYING  ACCOUNTS - ALLOWANCE FOR DOUBTFUL ACCOUNTS

                    BALANCE
                       AT       ADDITIONS     ADDITIONS                 BALANCE
                   BEGINNING      DUE TO     CHARGED TO                AT END OF
YEAR ENDED,        OF PERIOD   ACQUISITONS     EXPENSE    DEDUCTIONS     PERIOD
-----------------  ----------  ------------  -----------  -----------  ----------
December 31, 2001  $2,260,324  $          -  $ 1,373,521  $   430,550  $3,203,295
December 31, 2000  $1,408,092  $    262,426  $ 3,005,746  $ 2,415,940  $2,260,324
December 31, 1999  $  300,136  $  1,881,473  $ 1,881,473  $   773,517  $1,408,092


(16)     SUBSEQUENT EVENTS

On February 27, 2002, the Company sold to Internet Game Distribution, LLC all of the assets used in connection with the Happy Puppy website for $135,000, of which the entire amount was a gain.

(17)     QUARTERLY  FINANCIAL  INFORMATION  -  UNAUDITED


CONDENSED QUARTERLY CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            2001                                       2000
                                         ------------------------------------------  ------------------------------------------
                                          Fourth      Third     Second      First     Fourth      Third     Second      First
                                          Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter
                                         ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Revenue                                  $  3,410   $  3,369   $  4,548   $  4,747   $  7,756   $  6,749   $  8,377   $  6,979
Cost of revenues                            2,241      2,512      3,713      3,679      5,143      4,845      4,683      4,408
                                         ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Gross profit                                1,169        857        834      1,068      2,613      1,904      3,694      2,571
Sales & Marketing                             960      1,768      3,233      3,794      4,346      6,056      7,918      5,597
Product Development                           254        643      1,114      1,800      1,888      2,562      2,824      2,968
General & administrative                      871      1,706      1,934      2,083      2,569      3,866      3,527      3,211
Restructuring and impairment charges        3,405      8,625      5,061          -     25,765          -     15,583          -
Amortization of goodwill and
intangible assets                             746      2,040      2,840      2,843      6,316      6,316      6,981      7,624
                                         ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Operating expenses                          6,236     14,782     14,182     10,520     40,884     18,800     36,833     19,400
                                         ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Loss from operations                       (5,067)   (13,925)   (13,349)    (9,453)   (38,270)   (16,896)   (33,139)   (16,829)
Other income, net                             291         79        723         96        299        361        456        420
                                         ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Loss before provision for income taxes     (4,776)   (13,847)   (12,625)    (9,356)   (37,971)   (16,535)   (32,683)   (16,409)
Provision for income taxes                      -         (6)       (79)       101         94         54         50         70
                                         ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net (loss)                                 (4,776)   (13,841)   (12,546)    (9,457)   (38,065)   (16,589)   (32,733)   (16,479)
                                         ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Basic and diluted net loss per
  Common share                           $  (0.15)  $  (0.46)  $  (0.41)  $  (0.31)  $  (1.24)  $  (0.53)  $  (1.07)  $  (0.57)
                                         =========  =========  =========  =========  =========  =========  =========  =========


Due to changes in the number of shares outstanding, quarterly loss per share amounts do not necessarily add to the totals for the years.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

Information called for by Part III, Item 10, regarding the Registrant's directors is included in the our Proxy Statement relating to our annual meeting of stockholders to be held in June 2002, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Election of Directors." The Proxy Statement will be filed within 120 days of December 31, 2001, the Company's year-end.

ITEM  11.     EXECUTIVE  COMPENSATION

Information called for by Part III, Item 11, is included in the our Proxy Statement relating to the our annual meeting of stockholders to be held in June 2002, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Executive Compensation." The Proxy Statement will be filed within 120 days of December 31, 2001, the Company's year-end.

ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

Information called for by Part III, Item 12, is included in the our Proxy Statement relating to the our annual meeting of stockholders to be held in June 2002, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Beneficial Ownership of Shares." The Proxy Statement will be filed within 120 days of December 31, 2001, the Company's year-end.

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Information regarding our relationships and related transactions is available under "Certain Transactions" in our Proxy Statement relating to our annual meeting of stockholders to be held in June 2002, and is incorporated herein by reference. The Proxy Statement will be filed within 120 days of December 31, 2001, the Company's year-end.

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

          10.2 Employment Agreement dated June 6, 2000, by and between the Company and Stephan J. Paternot*

          10.3 Employment Agreement dated July 14, 2000, by and between the Company and Charles Peck*

          10.4 Form of Indemnification Agreement between the Company and each of its Directors and Executive Officers*

          10.5 Lease Agreement dated January 12, 1999 between the Company and Broadpine Realty Holding Company, Inc.********

          10.6 2000 Broad Based Stock Option Plan (filed with Form 10K filed for
               2000)

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

          10.9 factorymall.com,  inc.  1998  Stock  Option  Plan******

          10.10  Form  of  Nonqualified  Stock  Option  Agreement  with  James
               McGoodwin,  Kevin  McKeown  and  Mark  Tucker******

          10.11  Attitude  Network,  Ltd.  Stock  Option  Plan*******

          10.12  Employee  Stock  Purchase  Plan********

          23.1 Consent  of  KPMG  LLP

(b)  Reports  on  Form  8-K

     None filed during the three-month period ended December 31, 2001.

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

Dated:  April 16, 2002                  theglobe.com, inc.

                                        By /S/ CHARLES M. PECK
                                        ----------------------------
                                        CHARLES M. PECK
                                        CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 16th day of April 2002.

/s/MICHAEL S. EGAN
----------------------------------------
MICHAEL S. EGAN                           Chairman

/s/CHARLES M. PECK
----------------------------------------
CHARLES M. PECK                           Director

/s/TODD V. KRIZELMAN
----------------------------------------
TODD V. KRIZELMAN                         Director

/s/EDWARD A. CESPEDES
----------------------------------------
 EDWARD A. CESPEDES                       Director

/s/ROBIN M. SEGAUL
----------------------------------------
ROBIN M. SEGAUL                           Director

/s/ROBERT M. HALPERIN
----------------------------------------
ROBERT M. HALPERIN                        Director