Form 10-Q
period 2002-03-31
THEGLOBE COM INC
filed 2002-05-20
CIK 1066684

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 20, 2002

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   [X]  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(D) OF THE  SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM                 TO
                                     ---------------    -------------------

                          COMMISSION FILE NO. 0-25053

                               THEGLOBE.COM, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            STATE OF DELAWARE                              14-1782422
      ------------------------------                   ------------------
      STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

      2 PENN PLAZA, SUITE 1500
         NEW YORK, NEW YORK                                 10121
  ----------------------------------------                ---------
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

     Yes  X  No

     The number of shares outstanding of the Registrant's Common Stock, $.001 par value (the "Common Stock"), as of May 17, 2002 was 31,081,574.

                               THEGLOBE.COM, INC.

                                    FORM 10-Q

                                      INDEX

                          PART I FINANCIAL INFORMATION


                                                                           Page
                                                                           ----
Item 1. Condensed Consolidated Financial Statements

     Condensed Consolidated Balance Sheets at March 31, 2002 (unaudited)
     and December 31, 2001                                                   1

     Unaudited Condensed Consolidated Statements of Operations for the
     three months ended March 31, 2002 and 2001                              2

     Unaudited Condensed Consolidated Statements of Cash Flows for the
     Three months ended March 31, 2002 and 2001                              3

     Notes to Unaudited Condensed Consolidated Financial Statements          4

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                9

Item 3.  Qualitative and Quantitative Disclosures about Market Risk          26


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

        A.  Exhibits
        B.  Reports on Form 8-K                                            II-1

Signatures                                                                 II-2

                          PART I FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               THEGLOBE.COM, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                        MARCH 31,    DECEMBER 31,
                                                                         2002            2001
                                                                    --------------  --------------
                                                                     (UNAUDITED)      (NOTE 1(C))
                                ASSETS
Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . .    $   2,255,790   $   2,563,828
   Short-term investments. . . . . . . . . . . . . . . . . . . .           50,380          50,650
   Accounts receivable, net. . . . . . . . . . . . . . . . . . .        1,236,565       1,537,892
   Inventory, net  . . . . . . . . . . . . . . . . . . . . . . .          527,297         532,565
   Prepaid and other current assets. . . . . . . . . . . . . . .          754,131       1,037,970
                                                                    --------------  --------------
      Total current assets . . . . . . . . . . . . . . . . . . .        4,824,163       5,722,905

   Property and equipment, net . . . . . . . . . . . . . . . . .          221,046         242,802
   Restricted investments. . . . . . . . . . . . . . . . . . . .           74,500           7,000
                                                                    --------------  --------------

      Total assets . . . . . . . . . . . . . . . . . . . . . . .    $   5,119,709   $   5,972,707
                                                                    ==============  ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . .   $   1,183,558   $   1,340,628
   Accrued expenses . . . . . . . . . . . . . . . . . . . . . . .         848,775       1,039,236
   Deferred revenue . . . . . . . . . . . . . . . . . . . . . . .         231,241         229,476
   Short-term debt  . . . . . . . . . . . . . . . . . . . . . . .         100,806         101,659
                                                                    --------------  --------------
      Total liabilities . . . . . . . . . . . . . . . . . . . . .       2,364,379       2,710,999
Stockholders' equity:
   Common stock . . . . . . . . . . . . . . . . . . . . . . . . .          31,082          31,082
   Additional paid-in capital . . . . . . . . . . . . . . . . . .     218,255,565     218,255,565
   Common stock, 699,281 common shares, held in treasury, at cost        (371,458)       (371,458)
   Accumulated other comprehensive loss  . . . . . . . . . . . . .       (121,136)       (120,866)
   Accumulated deficit . . . . . . . . . . . . . . . . . . . . . .   (215,038,723)   (214,532,615)
                                                                    --------------  --------------
      Total stockholders' equity . . . . . . . . . . . . . . . . .      2,755,330       3,261,708
                                                                    --------------  --------------
      Total liabilities and stockholders' equity . . . . . . . . .  $   5,119,709   $   5,972,707
                                                                    ==============  ==============


See accompanying notes to unaudited condensed consolidated financial statements.

                                    THEGLOBE.COM, INC.
                UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           THREE MONTHS ENDED MARCH 31,
                                                        ---------------------------------
                                                             2002             2001
                                                        --------------  -----------------
                                                                  (UNAUDITED)
Revenues:
     Advertising . . . . . . . . . . . . . . . . . . .  $     667,843   $      2,323,967
     Electronic commerce and other . . . . . . . . . .      1,862,180          2,423,209
                                                        --------------  -----------------
          Total revenues . . . . . . . . . . . . . . .      2,530,023          4,747,176

Cost of revenues . . . . . . . . . . . . . . . . . . .      1,602,121          3,678,744
                                                        --------------  -----------------
       Gross profit  . . . . . . . . . . . . . . . . .        927,902          1,068,432
Operating expenses:
     Sales and marketing . . . . . . . . . . . . . . .      1,020,378          3,794,095
     Product development . . . . . . . . . . . . . . .        186,199          1,799,924
     General and administrative  . . . . . . . . . . .        625,180          2,083,424
     Amortization of goodwill and intangible assets. .              -          2,843,097
                                                        --------------  -----------------
Total operating expenses . . . . . . . . . . . . . . .      1,831,757         10,520,540
                                                        --------------  -----------------
Loss from operations . . . . . . . . . . . . . . . . .       (903,855)        (9,452,108)

Interest and other income, net . . . . . . . . . . . .        400,447             96,482
                                                        --------------  -----------------
Loss before provision for income taxes . . . . . . . .       (503,408)        (9,355,626)
Provision for income taxes . . . . . . . . . . . . . .          2,700            101,713
                                                        --------------  -----------------
Net loss . . . . . . . . . . . . . . . . . . . . . . .  $    (506,108)  $     (9,457,339)
                                                        ==============  =================
Basic and diluted net loss per share:. . . . . . . . .  $       (0.02)  $          (0.31)
                                                        ==============  =================
Weighted average basic and diluted shares outstanding.     31,081,574         30,382,036
                                                        ==============  =================


See accompanying notes to unaudited condensed consolidated financial statements.

                               THEGLOBE.COM, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    THREE-MONTHS ENDED MARCH 31,
                                                                                 ----------------------------------
                                                                                       2002              2001
                                                                                 ----------------  ----------------
                                                                                             (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       (506,108)  $    (9,457,339)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
   Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . .            21,256         4,177,648
   Gain on sale of Happy Puppy assets. . . . . . . . . . . . . . . . . . . . .          (134,500)                -
   Non-cash favorable settlements of liabilities . . . . . . . . . . . . . . .          (261,927)          (15,480)
   Deferred rent . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -             9,497
   Changes in operating assets and liabilities, net of
     dispositions:
   Inventory, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              5,268                 -
   Accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . . . .            301,327           900,474
   Prepaid and other current assets . . . . . . . . . . . . . . . . . . . . .            283,839            19,523
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (75,144)          293,369
   Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (10,461)       (2,225,069)
   Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,765          (274,656)
                                                                                 ----------------  ----------------
Net cash used in operating activities . . . . . . . . . . . . . . . . . . . .           (374,685)       (6,572,033
                                                                                 ----------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of marketable securities. . . . . . . . . . . . . . . .                270                 -
   Proceeds from sale of property and equipment . . . . . . . . . . . . . . .                500                 -
   Purchases of property and equipment  . . . . . . . . . . . . . . . . . . .                  -          (407,689)
   Payment of security deposits / escrow. . . . . . . . . . . . . . . . . . .            (67,500)          (36,282)
   Proceeds from sale of properties . . . . . . . . . . . . . . . . . . . . .            134,500                 -
                                                                                 ----------------  ----------------

Net cash provided by (used in) investing activities . . . . . . . . . . . . .             67,770          (443,971)
                                                                                 ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of short-term debt. . . . . . . . . . . . . . . . . . . . . . . .               (853)                -
   Payments under capital lease obligations . . . . . . . . . . . . . . . . .                  -          (474,824)
   Proceeds from exercise of common stock options and
     warrants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  -               599
                                                                                 ----------------  ----------------

Net cash used in financing activities . . . . . . . . . . . . . . . . . . . .               (853)         (474,225)
                                                                                 ----------------  ----------------
     Net change in cash and cash equivalents. . . . . . . . . . . . . . . . .           (307,768)       (7,490,229)
     Effect of exchange rate changes on cash and cash
       equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (270)          (46,383)
Cash and cash equivalents at beginning of period. . . . . . . . . . . . . . .          2,563,828        13,349,554
                                                                                 ----------------  ----------------
Cash and cash equivalents at end of period. . . . . . . . . . . . . . . . . .    $     2,255,790   $     5,812,942
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

                               THEGLOBE.COM, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     (1)  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     (a)  Description  of  the  theglobe.com

     theglobe.com, inc. (the "Company" or "theglobe") was incorporated on May 1, 1995 (inception) and commenced operations on that date. theglobe.com was an online property with registered members and users in the United States and abroad which allowed its users to personalize their online experience by publishing their own content and interacting with others having similar interests. However, due to the continuing decline in the advertising market, the Company was forced to take additional cost-reduction and restructuring initiatives, which included closing www.theglobe.com effective August 15, 2001. The Company then began to aggressively seek buyers for some or all of its remaining online and offline properties, which consisted primarily of games-related properties. In October 2001, the Company sold all of the assets used in connection with the Games Domain and Console Domain websites to British Telecommunications plc, and all of the assets used in connection with the Kids Domain website to Kaboose Inc. In February 2002, the Company sold all of the assets used in connection with the Happy Puppy website to Internet Game Distribution, LLC (see Note 4).

     As of March 31, 2002, the Company continued to operate its Computer Games print magazine and the associated website Computer Games Online (www.cgonline.com), as well as the games distribution business of Chips & Bits,
 ----------------
Inc. (www.chipsbits.com). As of March 31, 2002, the Company continued to actively explore a number of strategic alternatives for its remaining online and offline game properties, including continuing its operations and using its cash on hand, selling some or all of these properties and/or entering into new or different lines of business, which may include investments in real estate.

     As of March 31, 2002, the Company's revenue sources are principally from the sale of print advertising in its Computer Games magazine; the sale of video games and related products through Chips & Bits, Inc., its games distribution business; the sale of its Computer Games magazine through newsstands and subscriptions; and the limited sales of online advertising.

     The Company's December 31, 2001 consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations since inception that raise substantial doubt about its ability to continue as a going concern. The Company has received a report from their independent accountants, relating to the December 31, 2001 audited financial statements containing an explanatory paragraph stating that the recurring loses from operations since inception and requirement for additional financing raise substantial doubt the Company's ability to continue as a going concern. Management and the Board of Directors are currently exploring a number of strategic alternatives regarding its remaining assets and the use of its cash on-hand, and are also continuing to identify and implement internal actions to improve the Company's liquidity and operations. These alternatives may include selling assets, which in any such case could result in significant changes in the Company's business, or entering into new or different lines of business, which may include investments in real estate. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     (b)  Principles  of  Consolidation

     The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries from their respective dates of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

     (c)  Unaudited  Interim  Condensed  Consolidated  Financial  Information

     The unaudited interim condensed consolidated financial statements of the Company for the three months ended March 31, 2002 and 2001 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed consolidated financial statements.

     In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2002 and the results of its operations for three months ended March 31, 2002 and 2001 and its cash flows for the three months ended March 31, 2002 and 2001.

     The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited financial statements as of December 31, 2001, and for the three years then ended and related notes included in the Company's 10-K filed with the Securities and Exchange Commission.

     (d)  Use  of  Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions relate to estimates of collectibility of accounts receivable, the valuation of inventory, accruals and other factors. Actual results could differ from those estimates.

     (e)  Cash  and  Cash  Equivalents

     The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. Cash equivalents were $0 at March 31, 2002 and at December 31, 2001.

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

     The Company's short-term investments were comprised of the following at March 31, 2002 and December 31, 2001:

                                             MARCH 31, 2002   DECEMBER 31, 2001
                                            ---------------  ------------------
Available-for-Sale Securities . . . . . .   $            50  $               51
Held-to-maturity Securities . . . . . . .                 -                   -
                                            ---------------  ------------------
                                            $            50  $               51
                                            ===============  ==================

     (g)  Restricted  Investments

     At March 31, 2002, restricted investments were $74,500, consisting of $67,500 held in escrow related to the sale of the Happy Puppy property to be made available to the Company contingent upon successful transfer of all assets of the Happy Puppy website, and $7,000 in security deposits related to office space. On May 6, 2002, the $67,500 held in escrow related to the sale of the Happy Puppy was made available to the Company. (See note 4)

     (h)  Comprehensive  Loss

     The Company's comprehensive loss was approximately $0.4 million and $9.5 million for the three months ended March 31, 2002 and 2001, respectively. The Company's accumulated other comprehensive loss as of March 31, 2002 and December 31, 2001 consisted of approximately $121,000 and $121,000 of losses, respectively. The March 31, 2002 and December 31, 2001 other comprehensive loss is related to the Company's foreign currency translation adjustment.

     (i)  Inventory

     Inventories, consisting of products available for sale, are recorded using the specific-identification method and valued at the lower of cost or market value. The Company's provision for obsolescent inventory as of March 31, 2002 and December 31, 2001 was $61,633 and $64,311, respectively.

     (j)  Revenue  Recognition

     ADVERTISING

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

     Online advertising revenues are recognized ratably in the period in which the advertisement is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Company obligations typically include the guarantee of a minimum number of "impressions", defined as the number of times that an advertisement appears in pages viewed by the users of the Company's online properties, for a fixed fee. Payments received from advertisers prior to displaying their advertisements on the Company's sites are recorded as deferred revenues and are recognized as revenue ratably when the advertisement is displayed. To the extent minimum guaranteed impressions levels are not met, the Company defers recognition of the corresponding revenues until guaranteed levels are achieved. The Company's online advertising revenue includes the development and sale of sponsorship placements within its web sites. Development fees related to the sale of sponsorship placements on the Company's web sites are deferred and recognized ratably as revenue over the term of the contract. Advertising revenue from our online sales accounted for $0 and $1.3 million, of the total advertising revenues for the three-month periods, ended March 31, 2002 and 2001, respectively.

     The Company also derives revenue through the sale of advertisements in its games information magazine, which was acquired in February 2000. Advertising revenues for the games information magazine are recognized at the on-sale date of the magazine. Advertising revenue from the Company's games magazine, for the three months ended March 31, 2002 and 2001 was $0.7 million and $1.0 million, respectively. Advertising revenue accounted for 26% and 49% of total revenues for the three months ended March 31, 2002 and 2001, respectively.

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

     Sales through the online store accounted for 36%, or $0.9 million, and 23%, or $1.1 million, of total revenues for the three months ended March 31, 2002 and 2001, respectively. Sales of the Company's games information magazine, through newsstands and subscriptions accounted for 38%, or $1.0 million, and 28%, or $1.3 million, of total revenue for the three months ended March 31, 2002 and 2001, respectively. The Company acquired its games information magazine in February 2000.

     (k)  Concentration  of  Credit  Risk

     Financial instruments, which subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, short-term investments, trade accounts receivable and restricted investments. The Company invests its cash and cash equivalents and short-term investments among a diverse group of issuers and instruments. The Company performs periodic evaluations of these investments and the relative credit standings of the institutions with which it invests.

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

     For the three months ended March 31, 2002 and 2001, there were no customers that accounted for over 10% of revenues generated by the Company. The Company had no customers that represented more than 10% of accounts receivable as of March 31, 2002. The Company had no suppliers that represented more than 10% of accounts payable as of March 31, 2002.

     (l)  Net  loss  per  share

     Diluted net loss per share has not been presented separately, as the outstanding stock options, warrants and contingent stock purchase warrants are anti-dilutive for each of the periods presented.

     Diluted net loss per share for the three months ended March 31, 2002 and 2001 does not include the effects of (1) options to purchase 2,073,874 and 5,234,803 shares of common stock, respectively, and (2) warrants to purchase 4,011,534 and 4,011,534 shares of common stock, respectively.

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

     (n)  Recent  Accounting  Pronouncements

     On January 1, 2002, the Company was required to adopt the full provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually. This testing requires the comparison of carrying values to fair value and, when appropriate, requires the reduction of the carrying value of impaired assets to their fair value.

     As of December 31, 2001, the remaining amount of the Company's goodwill and other intangible assets were reduced to zero, primarily as a result of restructuring and impairment charges recorded in the second and fourth quarter of 2001. However, as required by SFAS No. 142, the following table shows the Company's 2001 results, which are presented on a basis comparable to the 2002 results, adjusted to exclude amortization expense related to goodwill:

                                       THREE MONTHS ENDED MARCH 31,
                                          2002         2001
                                       -------------  -------------
Net loss - as reported                 $   (506,408)  $ (9,457,339)
Add back: Goodwill amortization                   -   $  2,843,097
Net loss - as adjusted                 $   (506,108)  $ (6,614,242)

Basic and diluted net loss per share:
Net loss - as reported                 $      (0.02)  $      (0.31)
Add back: Goodwill amortization                   -   $       0.09
Net loss - as adjusted                 $      (0.02)  $      (0.22)

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

     The Company adopted Statement 144 effective January 1, 2002. Management has determined that the adoption of Statement 144 for long-lived assets held for use did not have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement
121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities.

(2)  STOCK  OPTION  REPRICING

     On May 31, 2000, the Company offered to substantially all of its employees, excluding executive officers and the Board of Directors, the right to cancel certain outstanding stock options and receive new options with an exercise price equal to the then current fair market value of the stock. Options to purchase a total of approximately 1.1 million shares, approximately 20% of outstanding options, were canceled and approximately 856,000 new options were granted at an exercise price of $1.594 per share, which was based on the closing price of the Company's common stock on May 31, 2000. The new options vest at the same rate that they would have vested under previous option plans. The Company is accounting for these re-priced stock options using variable accounting in accordance with FIN No. 44. In addition, as a result of options, which were granted within six months of the cancellations, an additional 244,000 options also require variable accounting in accordance with FIN No. 44. For the three months ended March 31, 2002, there was no compensation charge relating to the re-pricing due to the decrease in value of the common stock price. Depending upon movements in the market value of the Company's common stock, this accounting treatment may result in significant non-cash compensation charges in future periods.

(3)  COMMITMENTS  AND  CONTINGENCIES

     (a)  Litigation

     On and after August 3, 2001 and as of the date of this filing, the Company is aware that six putative shareholder class action lawsuits were filed against the Company, certain of its current and former officers and directors, and several investment banks that were the underwriters of the Company's initial public offering and its May 19, 1999 secondary offering. The lawsuits were filed in the United States District Court for the Southern District of New York. The complaints have been consolidated into a single action and a consolidated amended complaint has been filed. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company's initial public offering and secondary offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the Registration Statements and Prospectuses for the Company's initial public offering and secondary offering were false and misleading in violation of the securities laws because they did not disclose these arrangements. The actions seek damages in an unspecified amount. The Company and its current and former officers and directors intend to vigorously defend the actions. The action is being coordinated with more than three hundred other nearly identical actions filed against other companies and no date has been set for any response to the complaint. Any unfavorable outcome of this litigation could have a material adverse impact on our business, financial condition and results of operations.

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

(4)  DISPOSITIONS  AND  OTHER  INCOME

     On February 27, 2002 the Company sold to Internet Game Distribution, LLC all of the assets used in connection with the Happy Puppy website. The total consideration received was $135,000. The Company received $67,500 immediately, and $67,500 to be held in escrow until the Company transferred all assets used in connection with the Happy Puppy website. On May 6, 2002, $67,500 was released to the Company. The Company recognized a gain on the sale of $134,500.

     The Company had other non-cash gains from favorable settlement payments with vendors for $261,921, which has been included in other income and accompanying condensed consolidated statement of operations.

(5)  SUBSEQUENT  EVENTS

     Effective May 31, 2002, our current Chief Executive Officer, Charles M. Peck, will no longer be employed with the Company, nor will he serve as a director on the Company's Board of Directors. As a result, $625,000 is scheduled to be paid out to Mr. Peck on May 31, 2002, reflecting terms of his severance package and will be recorded in the quarter ended June 30, 2002. Additionally, options to purchase 425,000 shares of the Company's stock at an exercise price of $0.035 per share were granted to Mr. Peck on May 6, 2002, also reflecting terms of his severance package. These options became immediately vested upon grant.

     Effective June 1, 2002, Michael S. Egan, our Chairman, will also assume the role of Chief Executive Officer of the Company. Additionally, effective June 1, 2002, Edward A. Cespedes, currently a director of the Company, will also be appointed President, and Robin M. Segaul, also currently a director of the Company, will also be appointed Treasurer and Secretary.

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

OVERVIEW

     As of March 31, 2002, we were a network of three wholly owned properties, each of which specializes in the games business by delivering games information and selling games in the United States and abroad. These properties are: our print publication Computer Games Magazine; our Computer Games Online website (www.cgonline.com), which is the online counterpart to Computer Games Magazine;
 ----------------
and,  our Chips & Bits, Inc. (www.chipsbits.com) games distribution company.  As
                              -----------------
of March 31, 2002, the Company continued to actively explore a number of strategic alternatives for its remaining online and offline game properties, including continuing its operations and using its cash on hand, selling some or all of these properties and/or entering into new or different lines of business, which may include investments in real estate.

     As of March 31, 2002, our revenues were derived principally from the sale of print advertisements under short-term contracts in our games information magazine Computer Games, which we acquired in February 2000; through the sale of video games and related products through our games distribution business Chips & Bits, Inc.; through the sale of our games information magazine through newsstands and subscriptions; and through limited sale of online advertisements.

SUBSEQUENT  EVENTS

     Effective May 31, 2002, our current Chief Executive Officer, Charles M. Peck, will no longer be employed with the Company, nor will he serve as a director on the Company's Board of Directors. As a result, $625,000 is scheduled to be paid out to Mr. Peck on May 31, 2002, reflecting terms of his severance package and will be recorded in the quarter ended June 30, 2002. Additionally, options to purchase 425,000 shares of the Company's stock at an exercise price of $0.035 per share were granted to Mr. Peck on May 6, 2002, also reflecting terms of his severance package. These options became immediately vested upon grant.

     Effective June 1, 2002, Michael S. Egan, our Chairman, will also assume the role of Chief Executive Officer of the Company. Additionally, effective June 1, 2002, Edward A. Cespedes, currently a director of the Company, will also be appointed President, and Robin M. Segaul, also currently a director of the Company, will also be appointed Treasurer and Secretary.

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

     Revenues decreased to $2.5 million for the three months ended March 31, 2002, as compared to $4.7 million for the three months ended March 31, 2001. Advertising revenues for the three months ended March 31, 2002 were $0.7 million, which represented 26% of total revenues. Advertising revenues for the three months ended March 31, 2001 were $2.3 million, which represented 49 % of total revenues. The decrease in advertising revenues was primarily attributable to a significant industry-wide decrease in the online advertising market, which is expected to continue at least through the full-year 2002, and to a dramatic reduction in the Company's sales force as part of the August 2001 cost reduction and restructuring initiatives, which included closing of www.theglobe.com website business. Advertising revenue from our online sales accounted for $0 and $1.3 million, of the total advertising revenues for the three-month periods, ended March 31, 2002 and 2001, respectively. Advertising revenue from our games magazine accounted for $0.7 million and $1.0 million, of the total advertising revenues for the three month periods, ended March 31, 2002 and 2001, respectively.

     Sales of merchandise through our online store accounted for 36% of total revenues for the three months ended March 31, 2002, or $0.9 million, as compared to 23% for the three months ended March 31, 2001, or $1.1 million. The decrease was partially attributable to recent advances in console and online games, which traditionally have less sales loyalty to our online store, and to a dramatic reduction in the number of major PC games releases, on which our online store relies for the majority of sales and profits. Sales of our games information magazine through newsstands and subscriptions accounted for $1.0 million, or 38%, and $1.3 million, or 28%, of total revenues for the three-month periods ended March 31, 2002 and 2001, respectively. We acquired our games information magazine in February 2000. Price increases and significant increases in circulation account for the quarter-over-quarter increase. Barter advertising revenues represented 1% and 0% of total revenues for the three months ended March 31, 2002 and 2001, respectively.

     Cost of Revenues. Cost of revenues consists primarily of Internet connection charges, staff and related costs of operations personnel, depreciation and maintenance costs of website equipment, printing costs of our games magazine and the costs of merchandise sold and shipping fees in connection with our online store. Gross margins were 36.7% and 22.5% for the three months ended March 31, 2002 and 2001, respectively. The quarter-over-quarter increase in gross margins was primarily attributable to a higher concentration of revenue derived from subscriptions and newsstand sales of the magazine, which has high gross margins.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related expenses of sales and marketing personnel, commissions, advertising and marketing costs, public relations expenses, promotional activities and barter expenses. Sales and marketing expenses were $1.0 million and $3.8 million for the three months ended March 31, 2002 and 2001, respectively. The year-to-year decrease in sales and marketing expense was attributable to reduced personnel costs and decreased advertising costs. As of March 31, 2002, we have an internal advertising sales staff of two (2) professionals, both of whom are dedicated to selling advertising space in our Computer Games print magazine, and to a lesser extent on our Computer Games Online website, which is the online counterpart to Computer Games magazine. In August 2001 we were forced to lay off almost all our national sales staff due to the continue decline in the advertising market.

     Product Development. Product development expenses include salaries and related personnel costs, expenses incurred in connection with the development of, testing of and upgrades to our websites and community management tools, and editorial and content costs. Product development expenses decreased to $0.2 million for the three months ended March 31, 2002, as compared to $1.8 million for the three months ended March 31, 2001. The quarter-over-quarter decrease was related to our restructuring and cost containment initiatives. In August 2001, we were forced to lay off almost all our product development staff due to the continue decline in the business.

     General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related personnel costs for general corporate functions including finance, human resources, legal and facilities, outside legal and professional fees, directors and officers insurance, bad debt expenses and general corporate overhead costs. General and administrative expenses were $0.6 million for the three months ended March 31, 2002, as compared to $2.1 million for the three months ended March 31, 2001. The quarter-over-quarter decrease was primarily attributable to decreased salaries and personnel costs as a result of our restructuring and cost containment initiatives. In August 2001 we were forced to lay off almost all our general and administration staff due to the continue decline in the business.

     Amortization of Goodwill and Intangible Assets. Amortization expense was $0 for the three months ended March 31, 2002, compared to $2.8 million for the three months ended March 31, 2001. The quarter-over-quarter decrease in amortization expense was attributable to the write-down of goodwill and intangibles assets that occurred in the fourth quarter of 2001 and second quarter of 2001.

     On January 1, 2002, the Company was required to adopt the full provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually. This testing requires the comparison of carrying values to fair value and, when appropriate, requires the reduction of the carrying value of impaired assets to their fair value.

     As of December 31, 2001, the remaining amount of the Company's goodwill and other intangible assets were reduced to zero, primarily as a result of restructuring and impairment charges recorded in the second and fourth quarter of 2001. However, as required by SFAS No. 142, the following table shows the Company's 2001 results, which are presented on a basis comparable to the 2002 results, adjusted to exclude amortization expense related to goodwill:

                                       THREE MONTHS ENDED MARCH 31,
                                            2002          2001
                                       -------------  -------------

Net loss - as reported                 $   (506,408)  $ (9,457,339)
Add back: Goodwill amortization                   -   $  2,843,097
Net loss - as adjusted                 $   (506,108)  $ (6,614,242)

Basic and diluted net loss per share:
Net loss - as reported                 $      (0.02)  $      (0.31)
Add back: Goodwill amortization                   -   $       0.09
Net loss - as adjusted                 $      (0.02)  $      (0.22)

     Interest and other income, net. Interest and other income, net primarily includes interest income from our cash and cash equivalents and short-term investments, interest expense related to our capital lease obligations and realized gains and losses from the sale of short-term investments. Interest and other income, net were $0.4 million and $0.1 million for the three months ended March 31, 2002 and 2001, respectively. The quarter-over-quarter increase was primary attributable to the sale of the Happy Puppy property ($0.1 million) and the favorable settlement of existing liabilities ($0.3 million).

     Income Taxes. Income taxes were approximately $2,700 for the three months ended March 31, 2002, compared with $0.1 million for the three months ended
March 31, 2001. Income taxes were based solely on state and local taxes on business and investment capital. Our effective tax rate differs from the statutory federal income tax rate, primarily as a result of the uncertainty regarding our ability to utilize our net operating loss carryforwards. Due to the uncertainty surrounding the timing or realization of the benefits of our net operating loss carryforwards in future tax returns, we have placed a 100% valuation allowance against our otherwise recognizable deferred tax assets. At December 31, 2001, the Company had net operating loss carry forwards available for U.S. and foreign tax purposes of approximately $110 million. These carryforwards expire through 2021. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Due to the change in our ownership interests in the third quarter of 1997 and May 1999, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), future utilization of our net operating loss carryforwards prior to the change of ownership will be subject to certain limitations or annual restrictions. Additionally, any future ownership change could further limit the ability to use these carryforwards.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of March 31, 2002, we had approximately $2.3 million in cash and cash equivalents and approximately $50,000 in short-term investments. Net cash used in operating activities was $0.4 million and $6.6 million, for the three months ended March 31, 2002 and 2001, respectively. The quarter-over-quarter decrease in net cash used in operating activities resulted primarily from a decrease in our net operating losses, exclusive of depreciation expenses related to our property and equipment and non-cash charges. This decrease was also attributable to a reduction in accounts receivable inventory and prepaid expenses, offset by a reduction in accounts payable and accrued expenses.

     Net cash provided by (used in) investing activities was $0.1 million and ($0.4) million for the three months ended March 31, 2002 and 2001, respectively. The increase in net cash provided in investing activities, was primarily attributable to the proceeds from sale of property offset by the receipt of security deposits and by lower purchases of property and equipment.

     Net cash used in financing activities was $853 and $0.5 million for the three months ended March 31, 2002 and 2001, respectively. The quarter-over-quarter decrease was primarily attributable to less capital lease obligations in 2002.

     In connection with the termination of our current Chief Executive Officer, Charles Peck, $625,000 is scheduled to be paid out to Mr. Peck, reflecting terms of his severance package.

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

     As  of  March  31,  2002,  our  sole  source of liquidity consisted of $2.3 million of cash and cash equivalents and short-term investments. We currently do not have access to any other sources of funding, including debt and equity financing facilities. As of March 31, 2002, our principal commitments consisted of amounts outstanding under operating leases. Due to our cost-reductions and restructuring initiatives, we believe that we have sufficient funds to continue operating at our present level of operations for a period of at least 6 months, and potentially, up to 12 months depending upon the economic conditions affecting the advertising, magazine subscription and e-commerce revenue generating activities for our remaining properties and amounts received, if any, if we sell any of our remaining assets. The Company has limited operating capital and no current access to credit facilities. The Company's continued operations therefore will depend on its ability to keep costs down, achieve revenue goals, and sell assets or raise additional funds through bank borrowings or equity or debt financing which financing is very unlikely.

EFFECTS  OF  INFLATION

     Due to relatively low levels of inflation in 2001, 2000, 1999, 1998 and 1997, inflation has not had a significant effect on our results of operations since inception.

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

IMPACT  OF  RECENTLY  ISSUED  ACCOUNTING  STANDARDS

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

     The Company adopted Statement 144 effective January 1, 2002. Management has determined that the adoption of Statement 144 for long-lived assets held for use did not have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement
121.  The  provisions  of  the  Statement  for  assets  held  for.

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

WE MAY HAVE TO TAKE ACTIONS TO AVOID REGISTRATION UNDER THE INVESTMENT COMPANY ACT.

     Under the Investment Company Act of 1940 (the "1940 Act"), a company meeting the definition of an "investment company" is subject to various stringent legal requirements on its operations. A company can become subject to the 1940 Act if, among other reasons, it owns investment securities with a value exceeding 40 percent of the value of its total assets (excluding government securities and cash items) on an unconsolidated basis, unless a particular exemption of safe harbor applies. Although we are not currently subject to the 1940 Act, at some point in the future due to the ongoing sale of our assets, the percentage of the Company's assets which consist of investment securities may exceed 40 percent of the value of its total assets on an unconsolidated basis. Rule 3a-2 of the 1940 Act provides a temporary exemption from registration under the 1940 Act, for up to one year, for companies that have a bona fide intent to engage, as soon as reasonably possible, in business other than investing, reinvesting, owning, holding or trading in securities ("transient investment companies"). If, due to future sales of our assets or changes in the value of our existing assets, we become subject to the 1940 Act, we intend to take all actions that would allow reliance on the one-year exemption for "transient investment companies", including a resolution by the Board of Directors that the Company has bona fide intent to engage, as soon as reasonably possible, in business other than investing, reinvesting, owning, holding or trading in securities. After the one-year period, we would be required to comply with the 1940 Act unless our operations and assets result in us no longer meeting the definition of Investment Company.

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

WE  EXPECT  TO  CONTINUE  TO  INCUR  LOSSES.

     We have incurred net losses in each quarter since our inception and we expect that we will continue to incur net losses for the foreseeable future. We had net losses of approximately $40.7 million, $103.9 million, $49.6 million, $16.0 million, and $3.6 million for the years ended December 31, 2001, 2000, 1999, 1998, and 1997, respectively. As of March 31, 2002, we had an accumulated deficit of approximately $214.9 million. The principal causes of our losses are likely to continue to be:

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

     Chips & Bits depends on major releases in the Personal Computer (PC) market for the majority of sales and profits. The game industry's focus on X-Box, Playstation and GameCube has dramatically reduced the number of major PC releases, which resulted in significant declines revenues and gross margins for Chips & Bits, Inc. Gross margins for Chips & Bits, Inc. declined to 25% for the three months ended March 31, 2002, from 35% for the three months ended March 31, 2001. Because of the large installed base of personal computers, these revenue and gross margin declines may be a temporary phenomenon. However, Chips & Bits has no knowledge as to when, if ever, there will be a turnaround in the PC game market.

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

     We have incurred significant net losses since our inception. In an effort to reduce our cash expenses, we began to implement certain restructuring initiatives and cost reductions. In October 2000, we reduced our workforce by 26 employees. In April 2001, we further reduced our workforce by 59 employees.
On August 3, 2001, we further reduced our workforce by 60 employees. We have also left positions unfilled when certain employees have left the Company. As of March 31, 2002, we had approximately 40 full-time employees. In addition, recent trading levels of our common stock have basically eliminated the value of the stock options granted to employees pursuant to our stock option plan. As a result of these factors, our remaining personnel may seek employment with larger, more stable companies or companies they perceive to have better prospects. Our failure to retain qualified employees to fulfill our needs could halt our ability to operate our games business and have a material adverse affect on our business.

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

     We historically derived a substantial portion of our revenues from the sale of advertisements on our web sites and in our magazine Computer Games Magazine. Our business model and revenues were highly dependent on the amount of traffic on our sites and our ability to properly monetize this traffic. Due to the August 3, 2001, restructuring, we now have only two (2) sales people and will have tremendous difficulty maintaining revenues and monetizing traffic to our games properties. In addition, the editorial content on certain of the game properties is only being updated periodically, if at all, which may lead to a further decrease in the number of viewers and which could adversely effect our efforts to sell these properties. The level of traffic on our sites determines the amount of online advertising inventory we can sell and the price for which we can sell our games business. Our ability to generate online advertising revenues depends, in part, on our ability to create new advertising programs without diluting the perceived value of our existing programs. Due to the reduction in headcount, we are unable to create new advertising programs going forward. Online advertising has dramatically decreased since the middle of 2000, continues to decline thus far in 2002, and may continue to decline, which could continue to have a material effect on the Company. Many online advertisers have been experiencing financial difficulties which could materially impact our revenues and our ability to collect our receivables. Due to our announcement regarding our closing of our community business and our other asset sales, it may become even more difficult to collect receivables.

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

     We now derive a substantial portion of our revenues from the sale of advertisements in our Computer Games print magazine. Our business model and revenues are highly dependent on the print circulation of our Computer Games magazine. Due to the August 3, 2001 restructuring, we now have only two (2) sales people and will have tremendous difficulty maintaining print advertising revenues within our Computer Games magazine. Print advertising has dramatically decreased since the middle of 2000, continues to decline thus far in 2002, and may continue to decline, which could continue to have a material effect on the Company. Many print advertisers have been experiencing financial difficulties which could materially impact our revenues and our ability to collect our receivables. For these reasons, we cannot assure you that our current advertisers will continue to purchase advertisements on our sites.

COMPETITION FOR USERS AND ADVERTISERS, AS WELL AS COMPETITION IN THE ELECTRONIC COMMERCE MARKET, IS INTENSE AND IS EXPECTED TO INCREASE SIGNIFICANTLY.

     Competition among games print magazines is high and increasing as online and pc-based games continue to gain mainstream popularity, and new, cutting-edge games and console systems continue to come to the consumer market. The magazine publishing industry is highly competitive. We compete for advertising and circulation revenues principally with publishers of other technology and games magazines with similar editorial content as our magazine. The technology magazine industry has traditionally been dominated by a small number of large publishers. We believe that we compete with other technology and games publications based on our top-3 position within the games magazine sector (Source: BPA International), the nature and quality of our magazines' editorial content, and the attractive demographics of our readers. In addition to other technology and games magazines, our magazine also competes for advertising revenues with general-interest magazines and other forms of media, including broadcast and cable television, radio, newspaper, direct marketing and electronic media. In competing with general-interest magazines and other forms of media, we rely on our ability to reach a targeted segment of the population in a cost-effective manner.

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

OUR ACQUISITIONS, JOINT VENTURES OR STRATEGIC TRANSACTIONS ENTAIL NUMEROUS RISKS
AND  UNCERTAINTIES.   WE  MAY  ENTER  NEW  LINES  OF  BUSINESS.

     On February 24, 2000, we acquired Chips & Bits, Inc., an electronic commerce retailer that focuses primarily on game enthusiasts' and Strategy Plus, Inc., media property that publishes a monthly games magazine and a game enthusiast web site. Due to the significant and prolonged decline in the Internet advertising sector, we closed our community web site at www.theglobe.com and our small business web-hosting property at www.webjump.com
----------------                                                 ---------------
in August 2001. On October 17, 2001, we sold the Games Domain/Console Domain websites. On October 30, 2001, we sold the Kids Domain web site. On February 27, 2002, we sold the Happy Puppy website. We also are seeking buyers for the remaining game properties. In conjunction with our efforts to sell our remaining games properties, we are considering and evaluating potential business combinations or sales of these remaining assets. If consummated, any such transaction could result in a change of control of our company or could otherwise be material to our business or to your investment in our Common Stock. In addition, as part of the sale of our games business, we could obtain stock of another company or be the surviving company in a merger. These transactions may or may not be consummated. If such a transaction is not consummated, it is unclear how long we will continue to be able to operate. We may also enter into new or different lines of business, which may include investments in real estate, as determined by management and our Board of Directors. Our future acquisitions or joint ventures could result in numerous risks and uncertainties, including:

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

WE MAY BE UNSUCCESSFUL IN ESTABLISHING AND MAINTAINING BRAND AWARENESS; BRAND IDENTITY IS CRITICAL TO US AND OUR ABILITY TO SELL OUR REMAINING ASSETS.

     We believe that establishing and maintaining awareness of the brand name of our wholly owned subsidiaries, including the brand names of all our games properties ("Chips & Bits", "Strategy Plus" and "CGonline.com") is critical to attracting buyers for these properties and to expanding our member base, the traffic on our web sites and our advertising and electronic commerce relationships. The closure of the community web site at www.theglobe.com, the
                                                           ----------------
Company's flagship web site, will adversely affect the public's perception of the Company. If we fail to promote and maintain our brand or our brand value is diluted, our continuing games business, operating results, financial condition, and our ability to attract buyers for these properties could be materially adversely affected. The importance of brand recognition will increase because low barriers to entry may result in an increased number of web sites. To promote our brand, we may be required to continue to increase our financial commitment to creating and maintaining brand awareness. We may not generate a corresponding increase in revenues to justify these costs. Additionally, if Internet users, advertisers and customers do not perceive our games properties to be of high quality, the value of our brand could be materially diluted.

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

     Our current Chief Executive Officer, Charles M. Peck, will no longer be employed with the Company, nor will he serve as a director on the Company's Board of Directors, after May 31, 2002. Effective June 1, 2002, Michael S. Egan, our Chairman, will also assume the role of Chief Executive Officer of the Company. Additionally, effective June 1, 2002, Edward A. Cespedes, currently a director of the Company, will also be appointed President, and Robin M. Segaul, also a director of the Company, will also be appointed Treasurer and Secretary.

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

     In addition, after August 2001 and as of March 31, 2002, the Chief Executive Officer is the only member of executive management with significant financial experience.

OUR CHAIRMAN HAS OTHER INTERESTS AND TIME COMMITMENTS; WE HAVE CONFLICTS OF INTEREST WITH SOME OF OUR DIRECTORS; WE SEEK TO FURTHER REDUCE OUR BOARD OF DIRECTORS

     Because our Chairman, Mr. Michael Egan, is an officer or director of other companies, we have to compete for his time. Mr. Egan serves as our Chairman and as an executive officer of other entities with primary responsibility for day-to-day strategic planning and financing arrangements. Additionally, effective June 1, 2002, Mr. Egan will become our Chief Executive Officer. Mr. Egan is also the controlling investor of Dancing Bear Investments, Inc., an entity controlled by Mr. Egan, which is our largest stockholder. Mr. Egan has not committed to devote any specific percentage of his business time with us. Accordingly, we compete with Dancing Bear Investments, Inc. and Mr. Egan's other related entities for his time. Mr. Egan is also Chairman of ANC Rental
Corporation,  a  spin-off  of  the  car  rental  business  of  AutoNation,  Inc.

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

     Due to certain time constraints, two (2) members of our Board resigned during 2001 due to other commitments, and were replaced with two (2) new
Directors. The charter of the Company was amended at the annual meeting of shareholders in June 2001 to allow between 5 and 9 directors to serve on the Board of Directors. Only two (2) of our current directors, Mr. Robert M. Halperin and Ms. Robin M. Segaul, are neither significant holders of theglobe.com stock nor have they at any time during 2001, or at any other time, been officers or employees of theglobe.com. However, Ms. Segaul is an employee of Dancing Bear Investments, Inc., which is controlled by Mr. Egan. Additionally, effective June 1, 2002, Ms. Segaul will be appointed Treasurer and Secretary of the Company. We are seeking to further amend the charter of the Company at the annual meeting of shareholders in June 2002 to allow between 1 and 9 directors to serve on the Board of Directors due to the change in the operations of the business. There are three (3) nominees up for election as directors at the Company's 2002 Annual Stockholders Meeting, to be held in June 2002: Michael Egan, Edward Cespedes, and Robin Segaul. Effective June 1, 2002, Michael Egan will become the Company's Chief Executive Officer, Edward Cespedes will become the Company's President, and Robin Segaul will become the Company's Treasurer and Secretary. Therefore, none of them will be independent directors if elected.

WE RELY ON A THIRD PARTY OUTSOURCED HOSTING FACILITY OVER WHICH WE HAVE LIMITED CONTROL.

     Our principal servers are located in New Jersey at a third party outsourced hosting facility. Our operations depend on the ability to protect our systems against damage from unexpected events, including fire, power loss, water damage, telecommunications failures and vandalism. Any disruption in our Internet access due to the transition or otherwise could have a material adverse effect on us. In addition, computer viruses, electronic break-ins or other similar disruptive problems could also materially adversely affect our web sites. Our reputation, theglobe.com brand and the brands of our subsidiaries and game properties could be materially and adversely affected by any problems to our sites. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. We do not presently have any secondary off-site systems or a formal disaster recovery plan.

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

     In April 2000, we elected to shut down our e-commerce operations in Seattle, Washington in order to focus our e-commerce operations on video games and related products. Accordingly, we cannot assure you that electronic commerce transactions will provide a significant or sustainable source of revenues or profits. Additionally, due to the ability of consumers to easily compare prices of similar products or services on competing web sites and consumers' potential preference for competing web site's user interface, gross margins for electronic commerce transactions which are narrower than for advertising businesses may further narrow in the future and, accordingly, our revenues and profits from electronic commerce arrangements may be materially and adversely affected. If use of the Internet for electronic commerce does not continue to grow, our business and financial condition would be materially and adversely affected.

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

INTERNET  ADVERTISING  HAS  NOT  PROVEN  AS  EFFECTIVE  AS  TRADITIONAL  MEDIA.

     The Internet advertising market is relatively new and continues to evolve. We cannot yet gauge its effectiveness as compared to traditional advertising media. Many of our current or potential advertising partners have limited or no experience using the Internet for advertising purposes and they have allocated only a limited portion of their advertising budgets to Internet advertising. The adoption of Internet advertising, particularly by those entities that have historically relied upon traditional media, requires the acceptance of a new way of conducting business, exchanging information and advertising products and services. Advertisers that have traditionally relied upon other advertising media may be reluctant to advertise on the Internet or find it less effective.

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

     We have registered several Internet domain names including "theglobe.com", "globeclubs.com", "tglo.com," "azazz.com," "attitude.net, " "cgonline" and "cdmag.com." The regulation of domain names in the United States and in foreign countries may change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names, any or all of which may dilute the strength of our names. We may not acquire or maintain our domain names in all of the countries in which our web sites may be accessed, or for any or all of the top-level domain names that may be introduced. The relationship between regulations governing domain names and laws protecting proprietary rights is unclear. Therefore, we may not be able to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights.

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

WE  ARE  INVOLVED  IN  SECURITIES  CLASS  ACTION  LITIGATION.

     We are a party to the securities class action litigation described in (note 3(a)). The defense of the litigation may increase our expenses and will occupy management's attention and resources, and an adverse outcome in this litigation could materially adversely affect us.

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

VARIOUS STOCKHOLDERS, INDIVIDUALLY OR IN THE AGGREGATE, MAY CONTROL US.

     Michael  S.  Egan,  our  Chairman  and  effective  June  1, 2002, our Chief
Executive Officer, beneficially owns or controls, directly or indirectly, 9,877,106 shares of our Common Stock, which in the aggregate represents approximately 26.3% of the outstanding shares of our Common Stock. Todd V. Krizelman and Stephan J. Paternot, together, beneficially own 8.4% of the outstanding shares of Common Stock. Accordingly, Mr. Egan would likely be able to exercise significant influence in any stockholder vote, particularly if Messrs. Krizelman and Paternot support his position.

     Messrs. Egan, Krizelman, and Edward A. Cespedes, all of whom are current Directors of our company, and Mr. Paternot, who is a former director of our company, have entered into a stockholders' agreement with us. As a result of the stockholders' agreement, Mr. Egan has agreed to vote for up to two nominees of Messrs. Krizelman and Paternot to the board of directors and Messrs. Krizelman and Paternot have agreed to vote for the nominees of Mr. Egan to the board, which will be up to five directors. Consequently, Messrs. Egan, Krizelman and Paternot will likely be able to elect a majority of our directors. Additionally, each party other than Mr. Egan has granted an irrevocable proxy with respect to all matters subject to a stockholder vote to Dancing Bear Investments, Inc., an entity controlled by Mr. Egan, for any shares held by that party received upon the exercise of outstanding warrants for 400,000 shares of our Common Stock. The stockholders' agreement also provides for tag-along and drag-along rights in connection with any private sale of these securities.

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

     The stock market has experienced significant price and volume fluctuations, and the market prices of technology companies, particularly Internet-related companies, have been highly volatile. Our stock is also more volatile due to the limited trading volume.

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

     There are outstanding options to purchase 2,073,874 shares of Common Stock, which become eligible for sale in the public market from time to time depending on vesting and the expiration of lock-up agreements. The issuance of these securities is registered under the Securities Act. In addition, there are outstanding warrants to purchase up to 4,011,534 shares of our Common Stock upon exercise. Substantially all of our stockholders holding restricted securities, including shares issuable upon the exercise of warrants to purchase our Common Stock, are entitled to registration rights under various conditions.

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

See note 3(a) - "Litigation"

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)  Sales  of  Unregistered  Securities

     None.

(b)  Use  of  Proceeds  from  Sales  of  Registered  Securities.

     None

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


May 20, 2002