Form 10-Q
period 2002-06-30
THEGLOBE COM INC
filed 2002-08-14
CIK 1066684

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 14, 2002

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _______________ TO ___________________

                          COMMISSION FILE NO. 0-25053

                               THEGLOBE.COM, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           STATE OF DELAWARE                                14-1782422
      ----------------------------                      -------------------
     (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

          110 EAST BROWARD BOULEVARD, SUITE 1400
          FORT LAUDERDALE, FL.                                   33301
      --------------------------------------------           --------------
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

                                (954) 769 - 5900

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

     Yes  X  No

     The number of shares outstanding of the Registrant's Common Stock, $.001 par value (the "Common Stock"), as of August 14, 2002 was 31,081,574.

                               THEGLOBE.COM, INC.

                                    FORM 10-Q

                                      INDEX

                         PART I   FINANCIAL INFORMATION

                                                                           Page
                                                                           ----

Item 1. Condensed Consolidated Financial Statements

       Condensed Consolidated Balance Sheets at June 30, 2002
       (unaudited) and December 31, 2001                                      1

       Unaudited Condensed Consolidated Statements of Operations
       for the three and six months ended June 30, 2002 and 2001              2

       Unaudited Condensed Consolidated Statements of Cash Flows
       for the six months ended June 30, 2002 and 2001                        3

       Notes to Unaudited Condensed Consolidated Financial Statements         4

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            9

Item 3. Qualitative and Quantitative Disclosures about Market Risk           26


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

        A. Exhibits
        B. Reports on Form 8-K                                            II-1

Signatures                                                                II-2

                          PART I FINANCIAL INFORMATION

ITEM 1.  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS


                                           THEGLOBE.COM, INC.

                                 CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                           JUNE 30,      DECEMBER 31,
                                                                             2002            2001
                                                                        --------------  -------------
                                                                          (UNAUDITED)     (NOTE 1(C))
                                ASSETS
Current assets:
     Cash and cash equivalents . . . . . . . . . . . . . . . . . . .  $   1,111,374   $   2,563,828
     Short-term investments. . . . . . . . . . . . . . . . . . . . .         50,011          50,650
     Accounts receivable, net. . . . . . . . . . . . . . . . . . . .      1,247,448       1,537,892
     Inventory, net. . . . . . . . . . . . . . . . . . . . . . . . .        448,852         532,565
     Prepaid and other current assets. . . . . . . . . . . . . . . .        310,156       1,037,970
                                                                      --------------  --------------
        Total current assets . . . . . . . . . . . . . . . . . . . .      3,167,841       5,722,905

     Property and equipment, net . . . . . . . . . . . . . . . . . .        222,542         242,802
     Restricted investments. . . . . . . . . . . . . . . . . . . . .          7,000           7,000
                                                                      --------------  --------------

        Total assets . . . . . . . . . . . . . . . . . . . . . . . .  $   3,397,383   $   5,972,707
                                                                      ==============  ==============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .  $   1,369,002   $   1,340,628
     Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . .        600,420       1,039,236
     Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . .        188,146         229,476
     Short-term debt . . . . . . . . . . . . . . . . . . . . . . . .        100,129         101,659
                                                                      --------------  --------------
        Total liabilities  . . . . . . . . . . . . . . . . . . . . .      2,257,697       2,710,999
Stockholders' equity:
     Common stock. . . . . . . . . . . . . . . . . . . . . . . . . .         31,082          31,082
     Additional paid-in capital. . . . . . . . . . . . . . . . . . .    218,255,565     218,255,565
     Common stock, 699,281 common shares, held in treasury, at cost.       (371,458)       (371,458)
     Accumulated other comprehensive loss. . . . . . . . . . . . . .       (116,849)       (120,866)
     Accumulated deficit . . . . . . . . . . . . . . . . . . . . . .   (216,658,654)   (214,532,615)
                                                                      --------------  --------------
        Total stockholders' equity . . . . . . . . . . . . . . . . .      1,139,686       3,261,708
                                                                      --------------  --------------
        Total liabilities and stockholders' equity . . . . . . . . .  $   3,397,383   $   5,972,707
                                                                      ==============  ==============


See accompanying notes to unaudited condensed consolidated financial statements.

                                               THEGLOBE.COM, INC.
                           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                                       --------------------------  ----------------------------
                                                           2002          2001           2002          2001
                                                       -----------  -------------  ------------  --------------
                                                               UNAUDITED                    UNAUDITED
                                                       --------------------------  ----------------------------
Revenues:
    Advertising . . . . . . . . . . . . . . . . . . .  $   580,415   $  1,764,506   $ 1,248,258   $  4,088,473
    Electronic commerce and other . . . . . . . . . .    1,833,375      2,783,300     3,695,555      5,206,509
                                                       ------------  -------------  ------------  -------------
        Total revenues. . . . . . . . . . . . . . . .    2,413,790      4,547,806     4,943,813      9,294,982

Cost of revenues. . . . . . . . . . . . . . . . . . .    1,564,945      3,713,263     3,168,066      7,392,007
                                                       ------------  -------------  ------------  -------------

      Gross profit. . . . . . . . . . . . . . . . . .      848,845        834,543     1,775,747      1,902,975
Operating expenses:
    Sales and marketing . . . . . . . . . . . . . . .    1,021,143      3,233,229     2,086,521      7,027,324
    Product development . . . . . . . . . . . . . . .      192,312      1,114,195       378,511      2,914,119
    General and administrative. . . . . . . . . . . .    1,281,224      1,934,241     1,860,404      4,017,665
    Restructuring and impairment charges. . . . . . .            -      5,060,993             -      5,060,993
    Amortization of goodwill and intangible assets. .            -      2,840,098             -      5,683,195
                                                       ------------  -------------  ------------  -------------
Total operating expenses. . . . . . . . . . . . . . .    2,494,679     14,182,756     4,325,436     24,703,296
                                                       ------------  -------------  ------------  -------------
Loss from operations. . . . . . . . . . . . . . . . .   (1,645,834)   (13,348,213)   (2,549,689)   (22,800,293)
Interest and other income, net. . . . . . . . . . . .        9,002        722,769       409,449        819,251
                                                       ------------  -------------  ------------  -------------
Loss before provision for income taxes. . . . . . . .   (1,636,832)   (12,625,444)   (2,140,240)   (21,981,070)
Provision for income taxes. . . . . . . . . . . . . .       (3,403)       (79,180)         (703)        22,533
                                                       ------------  -------------  ------------  -------------
Net loss. . . . . . . . . . . . . . . . . . . . . . .  $(1,633,429)  $(12,546,264)   (2,139,537)  $(22,003,603)
                                                       ============  =============  ============  =============
Basic and diluted net loss per share: . . . . . . . .  $     (0.05)  $      (0.41)  $     (0.07)  $      (0.72)
                                                       ============  =============  ============  =============
Weighted average basic and diluted shares outstanding   31,081,574     30,382,036    31,081,574     30,382,036
                                                       ============  =============  ============  =============


See accompanying notes to unaudited condensed consolidated financial statements.

                                                  THEGLOBE.COM, INC.
                               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           SIX-MONTHS ENDED JUNE 30,
                                                                                       --------------------------------
                                                                                             2002             2001
                                                                                       -----------------  -------------
                                                                                                   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     (2,139,537)  $(22,003,603)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
    Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . .            43,090      7,993,018
    (Gain)loss on sale of property and equipment                                                 (5,321)         2,307
    Non-cash restructuring and impairment charges                                                     -      4,537,383
    Gain on sale of Happy Puppy assets. . . . . . . . . . . . . . . . . . . . . . . .          (134,500)             -
    Non-cash favorable settlements of liabilities . . . . . . . . . . . . . . . . . .          (261,927)             -
    Stock options granted in connection with termination                                         13,500              -
    Deferred rent . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -         56,982
    Changes in operating assets and liabilities, net of
      dispositions:
    Inventory, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            83,713              -
    Accounts receivable, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           290,444      1,181,744
    Prepaid and other current assets. . . . . . . . . . . . . . . . . . . . . . . . .           727,814        746,302
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           110,300     (1,447,040)
    Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (258,815)    (1,046,789)
    Accrued compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -     (1,256,751)

    Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (41,330)      (472,632)
                                                                                       -----------------  -------------

Net cash used in operating activities . . . . . . . . . . . . . . . . . . . . . . . .        (1,572,570)   (11,769,079)
                                                                                       -----------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of short-term securities                                                                -        (58,638)
    Proceeds from sale of marketable securities . . . . . . . . . . . . . . . . . . .               639              -
    Proceed from sale of property and equipment . . . . . . . . . . . . . . . . . . .            11,500          6,615
    Purchases of property and equipment . . . . . . . . . . . . . . . . . . . . . . .           (29,010)      (440,689)
    Receipt of security deposits / escrow . . . . . . . . . . . . . . . . . . . . . .                 -      2,015,277
    Net proceeds from sale of Happy Puppy assets. . . . . . . . . . . . . . . . . . .           134,500              -
                                                                                       -----------------  -------------

Net cash provided by (used in) investing activities . . . . . . . . . . . . . . . . .           117,629      1,522,565
                                                                                       -----------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments under capital lease obligations. . . . . . . . . . . . . . . . . . . . .            (1,530)    (1,617,979)
    Proceeds from exercise of common stock options. . . . . . . . . . . . . . . . . .                 -            599
                                                                                       -----------------  -------------

Net cash used in financing activities . . . . . . . . . . . . . . . . . . . . . . . .            (1,530)    (1,617,380)
                                                                                       -----------------  -------------
      Net change in cash and cash equivalents . . . . . . . . . . . . . . . . . . . .        (1,456,471)   (11,863,894)
      Effect of exchange rate changes on cash and cash
        equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             4,017        (27,070)
Cash and cash equivalents at beginning of period. . . . . . . . . . . . . . . . . . .         2,563,828     13,349,554
                                                                                       -----------------  -------------
Cash and cash equivalents at end of period. . . . . . . . . . . . . . . . . . . . . .  $      1,111,374   $  1,458,590
                                                                                       =================  =============


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

     As of June 30, 2002, the Company continued to operate its Computer Games print magazine and the associated website Computer Games Online (www.cgonline.com), as well as the games distribution business of Chips & Bits,
 ----------------
Inc. (www.chipsbits.com). As of June 30, 2002, the Company continued to actively explore a number of strategic alternatives for its business, including its remaining online and offline game properties, including continuing its operations and using its cash on hand, selling some or all of these properties and/or entering into new or different lines of business.

     As of June 30, 2002, the Company's revenue sources are principally from the sale of print advertising in its Computer Games magazine; the sale of video games and related products through Chips & Bits, Inc., its games distribution business; the sale of its Computer Games magazine through newsstands and subscriptions; and the limited sales of online advertising.

     The Company's December 31, 2001 consolidated financial statements have been prepared assuming the Company will continue as a going concern. We have received a report from our independent accountants containing an explanatory paragraph stating that we have suffered recurring losses from operations since inception that raise substantial doubt about our ability to continue as a going concern. Management and the Board of Directors are currently exploring a number of strategic alternatives regarding its remaining assets and the use of its cash on-hand, and are also continuing to identify and implement internal actions to improve the Company's liquidity and operations. These alternatives may include selling assets, which in any such case could result in significant changes in the Company's business, or entering into new or different lines of business, which may include investments in real estate. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     (b)  Principles  of  Consolidation

     The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries from their respective dates of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

     (c)  Unaudited  Interim  Condensed  Consolidated  Financial  Information

     The unaudited interim condensed consolidated financial statements of the Company as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed consolidated financial statements.

     In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2002 and the results of its operations for three and six months ended June 30, 2002 and 2001 and its cash flows for the six months ended June 30, 2002 and 2001.

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

     (e)  Cash  and  Cash  Equivalents

     The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. Cash equivalents were $0 at June 30, 2002 and at December 31, 2001.

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

     The Company's short-term investments were comprised of the following at June 30, 2002 and December 31, 2001:

                                            JUNE 30, 2002   DECEMBER 31, 2001
                                            --------------  -----------------
     Available-for-Sale Securities . . . .  $       50,000  $          51,000
     Held-to-maturity Securities . . . . .               -                  -
                                            --------------  -----------------
                                            $       50,000  $          51,000
                                            ==============  =================

     (g)  Restricted  Investments

     At June 30, 2002, restricted investments were $7,000, consisting of security deposits related to office space.

     (h)  Comprehensive  Loss

     The Company's comprehensive loss was approximately $1.6 million and $12.5 million for the three months ended June 30, 2002 and 2001, respectively, and $2.1 million and $ 22.0 million, respectively for the six months ended June 30, 2002 and 2001. The Company's accumulated other comprehensive loss as of June 30, 2002 and December 31, 2001 consisted of approximately $117,000 and $121,000 of losses, respectively. The June 30, 2002 and December 31, 2001 other comprehensive loss is related to the Company's foreign currency translation adjustment and unrealized gains and losses on short term marketable securities.

     (i)  Inventory

     Inventories, consisting of products available for sale, are recorded using the specific-identification method and valued at the lower of cost or market value. The Company's provision for obsolescent inventory as of June 30, 2002 and December 31, 2001 was approximately $64,000.

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

     Online advertising revenues are recognized ratably in the period in which the advertisement is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Company obligations typically include the guarantee of a minimum number of "impressions", defined as the number of times that an advertisement appears in pages viewed by the users of the Company's online properties, for a fixed fee. Payments received from advertisers prior to displaying their advertisements on the Company's sites are recorded as deferred revenues and are recognized as revenue ratably when the advertisement is displayed. To the extent minimum guaranteed impressions levels are not met, the Company defers recognition of the corresponding revenues until guaranteed levels are achieved. The Company's online advertising revenue includes the development and sale of sponsorship placements within its web sites. Development fees related to the sale of sponsorship placements on the Company's web sites are deferred and recognized ratably as revenue over the term of the contract. Advertising revenue from our online sales accounted for $0 and $1.1 million of the total advertising revenues for the three-month period, ended June 30, 2002 and 2001, respectively, and $0 and $2.3 million, of the total advertising revenues for the six-month period, ended June 30, 2002 and 2001, respectively.

     The Company also derives revenue through the sale of advertisements in its games information magazine, which was acquired in February 2000. Advertising revenues for the games information magazine are recognized at the on-sale date of the magazine. Advertising revenue from the Company's games magazine for the three months ended June 30, 2002 and 2001 was $0.6 million and $.7 million, respectively, and for the six months ended June 30, 2002 and 2001 was $01.2 million and $1.8, respectively. Advertising revenue accounted for 24% and 38% and 25% and 44% of total revenues for the three and six months ended June 30, 2002 and 2001, respectively.

     ELECTRONIC  COMMERCE  AND  OTHER

     The Company derives other revenues from the sale of DVD's, video games and related products through its online store and the sale of its games information magazine through newsstands and subscriptions.

     Sales from the online store are recognized as revenue when the product is shipped to the customer. Freight out costs is included in net sales and has not been significant to date. The Company provides an allowance for merchandise sold through its online store. The allowance provided to date has not been significant.

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

     Sales through the online store accounted for 35%, or $0.8 million, and 33%, or $ 1.5 million, of total revenues for the three months ended June 30, 2002 and 2001, respectively, and for 35%, or $1.7 million, and 28%, or $2.6million, of total revenues for the six months ended June 30, 2002 and 2001, respectively. Sales of the Company's games information magazine, through newsstands and subscriptions accounted for 41%, or $1.0 million, and 29%, or $1.3 million, of total revenues for the three months ended June 30, 2002 and 2001, respectively, and for 41%, or $2.0 million, and 28%, or $2.6 million, of total revenue for the six months ended June 30, 2002 and 2001, respectively. The Company acquired its games information magazine in February 2000.

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

     For the three and six months ended June 30, 2002 and 2001, there were no customers that accounted for over 10% of revenues generated by the Company. The Company had two customers that represented more than 10% of net accounts receivable as of June 30, 2002. These customers were Interplay Productions and Curtis Circulation. The Company had only one supplier that represented more than 10% of accounts payable as of June 30, 2002. We believe there are other suppliers readily available if necessary.

     (l)  Net  loss  per  share

     Diluted net loss per share has not been presented separately, as the outstanding stock options, warrants and contingent stock purchase warrants are anti-dilutive for each of the periods presented.

     Diluted net loss per share for the three and six months ended June 30, 2002 and 2001 does not include the effects of (1) options to purchase 3,343,916 and 3,472,292 shares of common stock, respectively, and (2) warrants to purchase 4,011,534 and 4,011,534 shares of common stock, respectively.

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

     (n)  Recent  Accounting  Pronouncements

     In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used, as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, Goodwill and Other Intangible Assets.

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." SFAS No. 4 required all gains and losses from the extinguishment of debt to be reported as extraordinary items and SFAS No. 64 related to the same matter. SFAS No. 145 requires gains and losses from certain debt extinguishment not to be reported as extraordinary items when the use of debt extinguishment is part of the risk management strategy. SFAS No. 44 was issued to establish transitional requirements for motor carriers. Those transitions are completed, therefore SFAS No. 145 rescinds SFAS No. 44. SFAS No. 145 also amends SFAS No. 13 requiring sale-leaseback accounting for certain lease modifications. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The provisions relating to sale-leaseback are effective for transactions after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's financial position or results of operations.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No. 146 and EITF 94-3 relates to the timing of liability recognition. Under SFAS No. 146, a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material impact on the Company's financial position or results of operations.

(2)     STOCK  OPTION  REPRICING

     On May 31, 2000, the Company offered to substantially all of its employees, excluding executive officers and the Board of Directors, the right to amend certain outstanding stock options and receive new options with an exercise price equal to the then current fair market value of the stock. Options to purchase a total of approximately 1.1 million shares, approximately 20% of outstanding options, were amended and approximately 856,000 new options were granted at an exercise price of $1.594 per share, which was based on the closing price of the Company's common stock on May 31, 2000. The new options vest at the same rate that they would have vested under previous option plans. The Company is accounting for these re-priced stock options using variable accounting in accordance with FIN No. 44. In addition, as a result of options, which were granted within six months of the cancellations, an additional 244,000 options also require variable accounting in accordance with FIN No. 44. For the three and six months ended June 30, 2002, there was no compensation charge relating to the re-pricing due to the decrease in value of the common stock price. Depending upon movements in the market value of the Company's common stock, this accounting treatment may result in significant non-cash compensation charges in future periods.

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

(4)     DISPOSITIONS  AND  OTHER  INCOME

     On February 27, 2002, the Company sold to Internet Game Distribution, LLC all of the assets used in connection with the Happy Puppy website. The total consideration received was $135,000. The Company received $67,500 immediately, and $67,500 to be held in escrow until the Company transferred all assets used in connection with the Happy Puppy website. On May 6, 2002, $67,500 was released to the Company. The Company recognized a gain on the sale of $134,500, in the first quarter 2002.

     The Company had other non-cash gains from favorable settlement payments with vendors for $261,921 in the first quarter 2002, which has been included in other income and accompanying condensed consolidated statement of operations.

(5)     OTHER  EVENTS

     Effective May 31, 2002, our former Chief Executive Officer, Charles M. Peck was no longer employed with the Company and no longer serves on the Company's Board of Directors. Reflecting the terms of his severance package, $625,000 in cash was paid in full to Mr. Peck on May 31, 2002. Additionally, options to purchase 425,000 shares of the Company's common stock at an exercise price of $0.035 per share were granted to Mr. Peck on May 6, 2002, valued at $13,500, also reflecting the terms of his severance package. These options immediately vested upon grant for a period of ten years.

(6)     SUBSEQUENT  EVENTS

     Effective July 10, 2002, we launched various direct marketing initiatives through a newly created, wholly-owned subsidiary called tglo direct. The subsidiary markets products such as safe e-mail lists, e-books, lead generation tools and other products to entrepreneurs that wish to enter into new web-based businesses or promote their existing businesses. Most of the products are subscription-based, with prices ranging from approximately $11.00 per year to approximately $69.95 per year.

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

OVERVIEW

     As of June 30, 2002, we were a network of three wholly owned properties, each of which specializes in the games business by delivering games information and selling games in the United States and abroad. These properties are: our print publication Computer Games Magazine; our Computer Games Online website (www.cgonline.com), which is the online counterpart to Computer Games Magazine;
 -----------------
and,  our Chips & Bits, Inc. (www.chipsbits.com) games distribution company.  As
                              -----------------
of June 30, 2002, the Company continued to actively explore a number of strategic alternatives for its remaining online and offline game properties, including continuing its operations and using its cash on hand, selling some or all of these properties and/or entering into new or different lines of business, which may include investments in real estate.

     As of June 30, 2002, our revenues were derived principally from the sale of print advertisements under short-term contracts in our games information magazine Computer Games, which we acquired in February 2000; through the sale of video games and related products through our games distribution business Chips & Bits, Inc.; through the sale of our games information magazine through newsstands and subscriptions; and through limited sale of online advertisements.

SUBSEQUENT  EVENTS

     Effective July 10, 2002, we launched various direct marketing initiatives through a newly created, wholly-owned subsidiary called tglo direct. The subsidiary markets products such as safe e-mail lists, e-books, lead generation tools and other products to entrepreneurs that wish to enter into new web-based businesses or promote their existing businesses. Most of the products are subscription-based, with prices ranging from approximately $11.00 per year to approximately $69.95 per year.

     Effective August 1, 2002, the Company's corporate offices located at 2 Penn Plaza, Suite 1500, New York, New York, 10121 were closed and relocated to: 110 East Broward Boulevard, Suite 1400, Fort Lauderdale, Florida 33301. The Company's corporate mailing address is: PO Box 029006, Fort Lauderdale, Florida 33302.

     Effective August 8, 2002, we dismissed our independent accountants, KPMG LLP ("KPMG"), and engaged Rachlin Cohen & Holtz LLP ("Rachlin Cohen") as our new independent accountants.

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

     Revenues decreased to $2.4 million and $4.9 million for the three and six months ended June 30, 2002, as compared to $4.5 million and $9.3 million for the three and six months ended June 30, 2001. Advertising revenues for the three and six months ended June 30, 2002 were $0.6 million and $1.2 million, respectively, which represented 24% and 25% of total revenues, respectively. Advertising revenues for the three and six months ended June 30, 2001 were $1.8 million and $4.1 million, which represented 38% and 44% of total revenues, respectively. The decrease in advertising revenues was primarily attributable to a significant industry-wide decrease in the online advertising market, which is expected to continue at least through the full-year 2002, and to a dramatic reduction in the Company's sales force as part of the August 2001 cost reduction and restructuring initiatives, which included closing of www.theglobe.com
                                                                ----------------
website business. Advertising revenue from our online sales accounted for $0 and $0 and $1.1 million and $2.3 million, respectively, of the total advertising revenues for the three and six-month periods, ended June 30, 2002 and 2001, respectively. Advertising revenue from the Company's games magazine, for the three and six months ended June 30, 2002 and 2001 was $0.6 million and $1.2 million and $0.7 million and $1.8, respectively.

     Sales through the online store accounted for 35%, or $0.8 million, and 33%, or $1.5 million, of total revenues for the three months ended June 30, 2002 and 2001, respectively, and for 35%, or $1.75 million, and 28%, or $2.6 million, of total revenues for the six months ended June 30, 2002 and 2001, respectively. The decrease was partially attributable to recent advances in console and online games, which traditionally have less sales loyalty to our online store, and to a dramatic reduction in the number of major PC games releases, on which our online store relies for the majority of sales and profits. Sales of the Company's games information magazine, through newsstands and subscriptions accounted for 41%, or $1.0 million, and 29%, or $1.3 million, or total revenues for the three months ended June 30, 2002 and 2001, respectively, and for 41%, or $2.0 million, and 28%, or $2.6 million, of total revenue for the six months ended June 30, 2002 and 2001, respectively. We acquired our games information magazine in February 2000. Barter advertising revenues represented 1.2% and 1.4% and 0% and 0% of total revenues for the three and six months ended June 30, 2002 and 2001, respectively.

     Cost of Revenues. Cost of revenues consists primarily of Internet connection charges, staff and related costs of operations personnel, depreciation and maintenance costs of website equipment, printing costs of our games magazine and the costs of merchandise sold and shipping fees in connection with our online store. Gross margins were 35% and 18% for the three months ended June 30, 2002 and 2001, respectively, and 36% and 20% for the six months ended
June 30, 2002 and 2001, respectively. The period-to-period increase in gross margins was primarily attributable to a higher concentration of revenue derived from subscriptions and newsstand sales of the magazine, which has high gross margins.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related expenses of sales and marketing personnel, commissions, advertising and marketing costs, public relations expenses, promotional activities and barter expenses. Sales and marketing expenses were $1.0 million and $3.2 million for the three months ended June 30 2002 and 2001, respectively and $2.0 million and $7.0 million for the six months ended June 30, 2002 and 2001, respectively. The year-to-year decrease in sales and marketing expense was attributable to reduced personnel costs and decreased advertising costs. As of June 30, 2002, we have an internal advertising sales staff of two (2) professionals, both of whom are dedicated to selling advertising space in our Computer Games print magazine, and to a lesser extent on our Computer Games Online website, which is the online counterpart to Computer Games magazine. In August 2001 we were forced to lay off almost all our national sales staff due to the continued decline in the advertising market.

     Product Development. Product development expenses include salaries and related personnel costs, expenses incurred in connection with the development of, testing of and upgrades to our websites and community management tools, and editorial and content costs. Product development expenses decreased to $0.2 million and $1.1 million for the three months ended June 30, 2002 and 2001, respectively, as compared to $0.4 million and $2.9 million for the six months ended June 30, 2002 and 2001, respectively. The period-to-period decrease was related to our restructuring and cost containment initiatives. In August 2001, we were forced to lay off almost all our product development staff due to the continue decline in the business.

     General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related personnel costs for general corporate functions including finance, human resources, legal and facilities, outside legal and professional fees, directors and officers insurance, bad debt expenses and general corporate overhead costs. In the second quarter of 2002, severance benefits of $699,833 were recorded and paid. In connection with his termination, our former Chief Executive Officer, Charles Peck, was paid $625,000 on May 31, 2002, reflecting the terms of his severance package. Additionally, options to purchase 425,000 shares of the Company's common stock at an exercise price of $0.035 per share were granted to Mr. Peck on May 6, 2002, valued at $13,500, also reflecting the terms of his severance package. These options immediately vested upon grant for a period of ten years.

     General and administrative expenses were $1.3 million and $1.9 million for the three months ended June 30, 2002 and 2001, respectively, as compared to $1.9 million and $4 million for the six months ended June 30, 2002 and 2001, respectively. The period-to-period decrease was primarily attributable to decreased salaries and personnel costs as a result of our restructuring and cost containment initiatives. In August 2001 we were forced to lay off almost all our general and administration staff due to the continue decline in the business.

     Restructuring and Impairment Charges. For the three and six months ended June 30, 2002 and 2001, we recorded restructuring and impairment charges of $0 and $5.1 million, respectively. Restructuring charges for the three and six months ended June 30, 2001 related to workforce reductions and impairment charges resulting from management's ongoing business review and impairment analysis of long-lived assets.

     Amortization of Goodwill and Intangible Assets. Amortization expense was $0 for the three and six months ended June 30, 2002, compared to $2.8 million and $5.7 million for the three and six months ended June 30, 2001. The period-to-period decrease in amortization expense was attributable to the write-down of goodwill and intangibles assets that occurred in the fourth quarter of 2001 and second quarter of 2001.

     Interest and other income, net. Interest and other income, net primarily includes interest income from our cash and cash equivalents and short-term investments, interest expense related to our capital lease obligations and realized gains and losses from the sale of short-term investments. Interest and other income, net was $0 and $0.7 million and $0.4 million and $0.8 million for the three and six months ended June 30, 2002 and 2001, respectively. The period-to-period decrease was primary attributable to a decline in interest income related to the decrease in cash and the decline in net proceeds from the liquidation of collateral deposits for buyouts of capitalized leases which occurred in 2001.

     Income Taxes. Income taxes were approximately a credit of ($3,000) and ($1,000) for the three and six months ended June 30, 2002, compared with a credit of ($79,000) and an expense of $23,000 for the three and six months ended June 30, 2001. Income taxes were based solely on state and local taxes on business and investment capital. Our effective tax rate differs from the statutory federal income tax rate, primarily as a result of the uncertainty regarding our ability to utilize our net operating loss carryforwards. Due to the uncertainty surrounding the timing or realization of the benefits of our net operating loss carryforwards in future tax returns, we have placed a 100% valuation allowance against our otherwise recognizable deferred tax assets. At December 31, 2001, the Company had net operating loss carry forwards available for U.S. and foreign tax purposes of approximately $110 million. These carryforwards expire through 2021. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Due to the change in our ownership interests in the third quarter of 1997 and May 1999, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), future utilization of our net operating loss carryforwards prior to the change of ownership will be subject to certain limitations or annual restrictions. Additionally, any future ownership change could further limit the ability to use these carryforwards.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of June 30, 2002, we had approximately $1.1 million in cash and cash equivalents and approximately $50,000 in short-term investments. Net cash used in operating activities was $1.6 million and $11.8 million, for the six months ended June 30, 2002 and 2001, respectively. The period-to-period decrease in net cash used in operating activities resulted primarily from a decrease in our net operating losses, exclusive of depreciation expenses related to our property and equipment and non-cash charges.

     Net cash provided by investing activities was $0.1 million and $1.5 million for the six months ended June 30, 2002 and 2001, respectively. The decrease in net cash provided by investing activities, was primarily attributable to the proceeds from sale of property offset by the receipt of security deposits in 2001.

     Net cash used in financing activities was $1,530 and $1.6 million for the six months ended June 30, 2002 and 2001, respectively. The period-to-period decrease was primarily attributable to less capital lease obligations in 2002.

     In connection with his termination, our former Chief Executive Officer, Charles Peck, was paid $625,000 on May 31, 2002 , reflecting the terms of his severance package.

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

     As of June 30, 2002, our sole source of liquidity consisted of $1.1 million of cash and cash equivalents and short-term investments. We currently do not have access to any other sources of funding, including debt and equity financing facilities. The Company has limited operating capital and no current access to credit facilities. Though we believe that we have enough capital to last throughout the remainder of 2002, there is no guarantee that we will have enough capital. If we are unable to keep operating costs down, grow revenue, and maintain terms with our creditors, we may have to try and raise additional funds through asset sales, bank borrowings, or equity or debt financing. Obtaining any financing at all is very unlikely and any financing that could be obtained would probably dilute existing shareholders significantly.

EFFECTS  OF  INFLATION

     Due to relatively low levels of inflation in 2002 and 2001, inflation has not had a significant effect on our results of operations since inception.

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

     The Company derives other revenues from the sale of video games and related products through its online store, the sale of its games information magazine through newsstands and subscriptions. Sales from the online store are recognized as revenue when the product is shipped to the customer. Freight out is included in net sales and has not been significant to date. The Company provides an allowance for merchandise sold through its online store. The allowance provided to date has not been significant.

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

WE HAVE CLOSED OUR COMMUNITY SITE, OUR SMALL BUSINESS WEB-HOSTING PROPERTY AND HAVE SOLD CERTAIN OF OUR GAMES PROPERTIES AND MAY SELL THE REMAINDER OF OUR GAMES PROPERTIES. WE MAY NOT BE ABLE TO SELL THESE PROPERTIES FOR ANY SIGNIFICANT VALUE.

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

WE MAY DECIDE TO RETAIN OUR CURRENT OPERATING BUSINESSES AND WE MAY ALSO ENTER NEW LINES OF BUSINESS WHICH MAY OR MAY NOT BE RELATED TO THE INTERNET.

     Our board of directors is reviewing various options for use of our remaining assets. While we continue to seek buyers for some or all of our remaining operating businesses, our Board of Directors may decide to retain them. If and when we are able to sell our operating businesses, our Board of Directors may consider entering into new or different lines of business, including non-Internet related lines of business and investments in real estate. Even if we are unable to sell our operating businesses, our Board of Directors may still decide to enter into new or different lines of business, including non-Internet related lines of business and investments in real estate.

Theglobe.com currently has a significant net operating loss carry-forward that may help to offset federal income taxes in the future, should the Company achieve profitability. The rules governing use of the net operating loss carry-forward asset are complex and depend on a variety of factors, including maintaining some continuity of existing business lines. There is no guarantee that we will be able to maintain use of the net operating loss carry-forward if we choose to enter different business lines in the future.

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

     The delisting has made trading our shares more difficult for investors, potentially leading to further declines in share price and making it less likely our stock price will increase. It would also make it more difficult for us to raise additional capital, although we have no intentions to do so. We will also incur additional costs under state blue-sky laws if we sell equity due to our delisting.

REVENUE  IN  PRIOR  PERIODS  IS  NOT  INDICATIVE  OF  FUTURE  REVENUE

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

THE COMPANY HAS RESTRUCTURED AND MAY SELL SOME OR ALL OF ITS REMAINING PROPERTIES WHICH WILL MATERIALLY NEGATIVELY AFFECT OUR REVENUES; OR ENTER INTO NEW LINES OF BUSINESS, WHICH MAY INCLUDE INVESTMENTS IN REAL ESTATE

     On August 3, 2001, we elected to shut down our community operations and small business web hosting. On October 17, 2001, we sold the Games Domain/Console Domain websites. On October 30, 2001, we sold the Kids Domain website. On February 27, 2002, we sold the Happy Puppy website. We also are seeking buyers for the remaining game properties, which may materially affect revenues for our games business since a number of advertisers could choose not to do business with us during the phase-down period. We also dramatically reduced the number of employees, including almost the entire sales staff, which will continue to have a dramatic negative impact on our revenues going forward. Accurate predictions of revenue and costs are also difficult because we are exploring various future alternatives, including the sale of assets and entering new lines of business, which may include investment in real estate.

WE HAVE RECEIVED A REPORT FROM OUR INDEPENDENT AUDITORS THAT RAISES SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

     We have received a report from our independent accountants containing an explanatory paragraph stating that we suffered recurring losses from operations since inception that raise substantial doubt about our ability to continue as a going concern.

WE  EXPECT  TO  CONTINUE  TO  INCUR  LOSSES.

     We have incurred net losses in each quarter since our inception and we expect that we will continue to incur net losses for the foreseeable future. We had net losses of approximately $40.7 million, $103.9 million, $49.6 million, $16.0 million, and $3.6 million for the years ended December 31, 2001, 2000, 1999, 1998, and 1997, respectively. As of June 30, 2002, we had an accumulated deficit of approximately $216.7 million. The principal causes of our losses are likely to continue to be:

     -    costs  resulting  from  the  operation  of  our  services;
     -    costs  resulting  from  the  write  down  of  goodwill;
     -    failure  to  generate  sufficient  revenue;  and,
     -    general  and  administrative  expenses.

     Although we have restructured our business, we still expect to continue to incur losses while we explore the sale of our remaining assets or other changes to our business.

THE MARKET SITUATION CONTINUES TO BE A CHALLENGE FOR CHIPS & BITS DUE TO RECENT ADVANCES IN CONSOLE AND ONLINE GAMES, WHICH HAVE LOWER MARGINS AND TRADITIONALLY LESS SALES LOYALTY TO CHIPS & BITS.

     Chips & Bits depends on major releases in the Personal Computer (PC) market for the majority of sales and profits. The game industry's focus on X-Box, Playstation and GameCube has dramatically reduced the number of major PC releases, which resulted in significant declines revenues and gross margins for Chips & Bits, Inc. Gross margins for Chips & Bits, Inc. remained at 24% for the three and six months ended June 30, 2002, and for the three and six months ended June 30, 2001. Because of the large installed base of personal computers, these revenue and gross margin percentages may fluctuate with changes in the PC game market. However, Chips & Bits has no knowledge as to when, if ever, there will be a turnaround in the PC game market.

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

     We have incurred significant net losses since our inception. In an effort to reduce our cash expenses, we began to implement certain restructuring initiatives and cost reductions. In October 2000, we reduced our workforce by 26 employees. In April 2001, we further reduced our workforce by 59 employees.
On August 3, 2001, we further reduced our workforce by 60 employees. We have also left positions unfilled when certain employees have left the Company. As of June 30, 2002, we had approximately 30 full-time employees. In addition, recent trading levels of our common stock have basically eliminated the value of the stock options granted to employees pursuant to our stock option plan. As a result of these factors, our remaining personnel may seek employment with larger, more stable companies or companies they perceive to have better prospects. Our failure to retain qualified employees to fulfill our needs could halt our ability to operate our games business and have a material adverse affect on our business.

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

     The development of the Internet advertising market has slowed dramatically during the last year and if it continues to slow down, our business performance would continue to be materially adversely affected. To date, substantially all our online advertising contracts have been for terms averaging one to three months in length. Moreover, measurements of site visitors may not be accurate or trusted by our advertising customers. There are no uniformly accepted standards for the measurement of visitors to a web site, and there exists no one accurate measurement for any given Internet visitor metric. Indeed, different website traffic measurement firms will tend to arrive at different numbers for the same metric. For any of the foregoing reasons, we cannot assure you that our current advertisers will continue to purchase advertisements on our sites.

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

COMPETITION FOR USERS AND ADVERTISERS, AS WELL AS COMPETITION IN THE ELECTRONIC COMMERCE MARKET, IS INTENSE AND IS EXPECTED TO INCREASE SIGNIFICANTLY.

     Competition among games print magazines is high and increasing as online and pc-based games continue to gain mainstream popularity, and new, cutting-edge games and console systems continue to come to the consumer market. The magazine publishing industry is highly competitive. We compete for advertising and circulation revenues principally with publishers of other technology and games magazines with similar editorial content as our magazine. The technology magazine industry has traditionally been dominated by a small number of large publishers. We believe that we compete with other technology and games publications based on our top-3 position within the PC games magazine sector (Source: BPA International),the nature and quality of our magazines' editorial content, and the attractive demographics of our readers. Due to our limited resources, we may not be able to compete effectively in any of the preceding categories in the future. In addition to other technology and games magazines, our magazine also competes for advertising revenues with general-interest magazines and other forms of media, including broadcast and cable television, radio, newspaper, direct marketing and electronic media. In competing with general-interest magazines and other forms of media, we rely on our ability to reach a targeted segment of the population in a cost-effective manner.

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

     Additionally, the electronic commerce market is rapidly evolving, and we expect competition among electronic commerce merchants to continue to increase significantly. Because the Internet allows consumers to easily compare prices of similar products or services on competing web sites and there are low barriers to entry for potential competitors, gross margins for electronic commerce transactions may continue to be narrow in the future. Many of the products that we sell on our web site may be sold by the maker of the product directly, or by other web sites. Competition among Internet retailers, our electronic commerce partners and product makers may have a material adverse effect on our ability to generate revenues through electronic commerce transactions or from these electronic commerce partners.

OUR QUARTERLY OPERATING RESULTS FLUCTUATE AND VARY BY SEASON.

     Due to our significant change in operations, our historical quarterly operating results are not reflective of future results. We have not achieved past expectations and it is likely that in one or more future quarters, our operating results will fall below the expectation of investors. If this occurs, the trading price of our Common Stock would almost certainly be materially and adversely affected. The factors that will cause our quarterly operating results to fluctuate in the future include:

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

WE HAVE DRAMATICALLY REDUCED OUR PERSONNEL, INCLUDING PERSONNEL THAT WE HAVE HISTORICALLY PLACED SUBSTANTIAL DEPENDENCE ON.

     Our performance is substantially dependent on the continued service of our senior management and key technical personnel, as well as on our sales force. Our President and Chief Operating Officer, Chief Financial Officer, and Chief Technology Officer were no longer with the Company after August 2001, and our Vice President of Legal & Business Affairs was no longer with the Company after October 2001, which has made operation of the Company significantly more difficult. Our former Chief Executive Officer, Charles M. Peck, was no longer with the Company in any capacity as of May 31, 2002. Effective June 1, 2002, Michael S. Egan, our Chairman, assumed the role of Chief Executive Officer of the Company. Additionally, effective June 1, 2002, Edward A. Cespedes, a director of the Company, was appointed President, and Robin M. Segaul, also a director of the Company, was appointed Treasurer and Secretary. Effective July 1, 2002, Robin M. Segaul was also appointed Chief Financial Officer. In addition, the dramatic reduction in the number of personnel, particularly sales personnel, in August 2001 has made operating the Company significantly more difficult. We do not carry key person life insurance on any of our personnel.

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


WE DEPEND ON HIGHLY QUALIFIED TECHNICAL AND MANAGERIAL PERSONNEL.

     Our future success also depends on our continuing ability to attract, retain and motivate highly qualified technical expertise and managerial personnel necessary to operate our remaining business. Our seeking to sell our remaining games properties may also encourage existing employees to seek employment at another company. If this were to occur, it could have a material effect on our efforts to sell these remaining games properties. We may need to give retention bonuses to certain employees to keep them, which can be costly to the Company. We may be unable to attract, assimilate or retain highly qualified technical and managerial personnel in the future. Wages for managerial and technical employees are increasing and are expected to continue to increase in the future. We have from time to time in the past experienced, and could continue to experience in the future if we need to hire any additional personnel, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Furthermore, we will not be able to effectively offer stock options due to the delisting of the common stock, low trading volume and cash position of the Company. In addition, we may have difficulty attracting qualified employees due to the Company's restructuring, financial position and scaling down of operations. Also, we may have difficulty attracting qualified employees to work in the geographically remote location in Vermont of Chips & Bits, Inc. and Strategy Plus, Inc., the Company's two subsidiaries that contains most of the employees after August 2001. If we were unable to attract and retain the technical and managerial personnel necessary to support our business, our business would likely be materially and adversely affected.

OUR MANAGEMENT TEAM IS INEXPERIENCED IN THE MANAGEMENT OF A PUBLIC COMPANY AND IS SMALL FOR AN OPERATING COMPANY.

     Our Chief Executive Officer through May 31, 2002, Chuck Peck, had not had previous experience managing a public company. The remaining members of our senior management, other than our Chairman and President, have not had any previous experience managing a public company. Only our Chairman has had experience managing a large operating company. Accordingly, we cannot assure you that:

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


OUR OFFICERS, INCLUDING OUR CHAIRMAN AND CHIEF EXECUTIVE OFFICER AND PRESIDENT HAVE OTHER INTERESTS AND TIME COMMITMENTS; WE HAVE CONFLICTS OF INTEREST WITH SOME OF OUR DIRECTORS; WE HAVE FURTHER REDUCED OUR BOARD OF DIRECTORS. ALL OF OUR DIRECTORS ARE EMPLOYEES OR STOCKHOLDERS OF THE COMPANY OR AFFILIATES OF OUR LARGEST STOCKHOLDER.

     Because our Chairman and Chief Executive Officer, Mr. Michael Egan, is an officer or director of other companies, we have to compete for his time. Mr. Egan became our Chief Executive Officer effective June 1, 2002. Mr. Egan is also the controlling investor of Dancing Bear Investments, Inc., an entity controlled by Mr. Egan, which is our largest stockholder. Mr. Egan has not committed to devote any specific percentage of his business time with us. Accordingly, we compete with Dancing Bear Investments, Inc. and Mr. Egan's other related entities for his time. Mr. Egan is also Chairman of ANC Rental
Corporation,  a  spin-off  of  the  car  rental  business  of  AutoNation,  Inc.

     Our President and Director, Mr. Edward A. Cespedes, is also an officer or director of other companies. Accordingly, we must compete for his time. Mr.
Cespedes is an officer or director of various privately held entities and is also affiliated with Dancing Bear Investments.

     Our Treasurer, Secretary and Director, Ms. Robin M. Segaul is also affiliated with Dancing Bear Investments. She is also an officer or director of other companies or entities controlled by Mr. Egan and Mr. Cespedes.

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

     At our shareholder meeting in June 2002, we received shareholder approval to amend the charter of the Company to allow between 1 and 9 directors to serve on the Board of Directors due to the change in the operations of the business. Three (3) nominees were elected as directors at the Company's 2002 Annual Stockholders Meeting: Michael Egan, Edward Cespedes, and Robin Segaul. Effective June 1, 2002, Michael Egan became the Company's Chief Executive Officer, Edward Cespedes became the Company's President, and Robin Segaul became the Company's Treasurer and Secretary. Additionally, Ms. Segaul became the Company's Chief Financial Officer effective July 1, 2002. All of them are employees or stockholders of the Company or affiliates of Dancing Bear Investments, our largest stockholder.

WE MAY NOT BE ABLE TO OBTAIN DIRECTORS AND OFFICERS INSURANCE

     Recent events in the public equity markets, combined with the events of September 11, 2001, have caused insurance underwriters to significantly increase the premiums they charge customers, especially in the area of directors and officers insurance. In addition, underwriters have become highly selective regarding the types of risks they will underwrite and the types of companies they will provide with coverage. On June 26, 2002, theglobe.com received statutory notice from its principal underwriter of directors and officers insurance that it will not renew theglobe.com's current directors and officers policy at the expiration date of September 30, 2002.

     Though we believe we will be able to obtain some level of directors and officers insurance coverage, there is no guarantee that we will be able to do so, or that the coverage we can obtain will be sufficient for the current directors and officers to continue in their positions. Lack of sufficient directors and officers insurance coverage is a substantial disincentive to individuals currently serving as directors and officers of the Company. There is no guarantee that we will be able to retain our directors and officers in the absence of sufficient coverage and there is no guarantee that we will be able to attract new officers or directors in the future.

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

     We also enter into agreements with commerce partners and sponsors under whom we are entitled to receive a share of any revenue from the purchase of goods and services through direct links from our sites. We sell products directly to consumers which may expose us to additional legal risks, regulations by local, state, federal and foreign authorities and potential liabilities to consumers of these products and services, even if we do not ourselves provide these products or services. We cannot assure you that any indemnification that may be provided to us in some of these agreements with these parties will be adequate. Even if these claims do not result in our liability, we could incur significant costs in investigating and defending against these claims. The imposition of potential liability for information carried on or disseminated through our systems could require us to implement measures to reduce our exposure to liability. Those measures may require the expenditure of substantial resources and limit the attractiveness of our services. Additionally, our insurance policies may not cover all potential liabilities to which we are exposed.

VARIOUS STOCKHOLDERS, INDIVIDUALLY OR IN THE AGGREGATE, MAY CONTROL US.

     Including all warrants, all vested options, and all options vesting within 60 days of June 30, 2002, Michael S. Egan, our Chairman and Chief Executive Officer, beneficially owns or controls, directly or indirectly, 9,877,106 shares of our Common Stock, which in the aggregate represents approximately 26.4% of the outstanding shares of our Common Stock. Todd V. Krizelman and Stephan J. Paternot, together, beneficially own 10.13% of the outstanding shares of Common Stock. Accordingly, Mr. Egan would likely be able to exercise significant influence in any stockholder vote, particularly if Messrs. Krizelman and Paternot support his position.

     Messrs. Egan and Edward A. Cespedes, all of whom are current Directors of our company, and Messrs. Paternot and Krizelman, who are former directors of our company, have entered into a stockholders' agreement with us. As a result of the stockholders' agreement, Mr. Egan has agreed to vote for up to two nominees of Messrs. Krizelman and Paternot to the board of directors and Messrs. Krizelman and Paternot have agreed to vote for the nominees of Mr. Egan to the board, which will be up to five directors. Consequently, Messrs. Egan, Krizelman and Paternot will likely be able to elect a majority of our directors. Additionally, each party other than Mr. Egan has granted an irrevocable proxy with respect to all matters subject to a stockholder vote to Dancing Bear Investments, Inc., an entity controlled by Mr. Egan, for any shares held by that party received upon the exercise of outstanding warrants for 400,000 shares of our Common Stock. The stockholders' agreement also provides for tag-along and drag-along rights in connection with any private sale of these securities.

OUR  STOCK  PRICE  IS  VOLATILE.

     The trading price of our Common Stock has been volatile and may continue to be volatile in response to various factors, including:

     -    delisting  of  our  Common  Stock  from  Nasdaq  national  market;
     -    sales  of  any  of  our  games  properties;
     - shut down of our community web site and small business web-hosting web site;
     -    the  loss  of  a  significant  number  of  our  employees;
     -    quarterly  variations  in  our  operating  results;
     -    competitive  announcements;
     -    entrance  into  new  lines  of  business;
     - the operating and stock price performance of other companies that investors may deem comparable to us; and
     -    news  relating  to  trends  in  our  markets.

     The stock market has experienced significant price and volume fluctuations, and the market prices of technology companies, particularly Internet-related companies, have been highly volatile. Our stock is also more volatile due to the limited trading volume.

THE SALE OF SHARES ELIGIBLE FOR FUTURE SALE IN THE OPEN MARKET COULD KEEP OUR STOCK PRICE FROM IMPROVING.

     Sales of significant amounts of Common Stock in the public market in the future, the perception that sales will occur or the registration of such shares could materially and adversely affect the ability of the market price of the Common Stock to increase even if our business prospects were to improve. A substantial majority of our common stock is freely tradable. Also, we may issue additional shares of our common stock, which could further adversely affect our stock price.

     There are outstanding options to purchase 3,343,916 shares of Common Stock, which become eligible for sale in the public market from time to time depending on vesting and the expiration of lock-up agreements. The issuance of these securities is registered under the Securities Act. In addition, there are outstanding warrants to purchase up to 4,011,534 shares of our Common Stock upon exercise. Substantially all of our stockholders holding restricted securities, including shares issuable upon the exercise of warrants to purchase our Common Stock, are entitled to registration rights under various conditions.

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

WE  CHANGED  OUR  INDEPENDENT  AUDITORS.

     On August 8, 2002, we dismissed our independent accountants, KPMG LLP ("KPMG"), and engaged Rachlin Cohen & Holtz LLP ("Rachlin Cohen") as our new independent accountants.

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

     Interest Rate Risk. Our return on investments in cash and cash equivalents and short-term investments is subject to interest rate risks. We regularly assess these risks and have established policies and business practices to manage the market risk of its short-term securities.

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

     None

ITEM 3.  DEFAULTS  UPON  SENIOR  SECURITIES.

     None.

ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     Amendment of the Company's Certificate of Incorporation to Decrease the Number of Required Directors at Annual Meeting held June 20, 2002.

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



          theglobe.com,  inc.

          /s/  Michael  S.  Egan
          ----------------------

          Michael  S.  Egan
          Chief  Executive  Officer



          /s/  Edward  A,  Cespedes
          -------------------------

          Edward  A.  Cespedes
          President



          /s/  Robin  M.  Segaul
          ----------------------

          Robin  M.  Segaul
          Chief  Financial  Officer


August  14,  2002