Form 10-Q
period 2002-09-30
THEGLOBE COM INC
filed 2002-11-14
CIK 1066684

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 14, 2002

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   [X]  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(D) OF THE  SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _______________ TO ___________________

                           COMMISSION FILE NO. 0-25053

                               THEGLOBE.COM, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            STATE OF DELAWARE                               14-1782422
    -------------------------------                     ------------------
    (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

    110 EAST BROWARD BOULEVARD, SUITE 1400
    FORT LAUDERDALE, FL.                                      33301
    ----------------------------------------                ----------
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

     Yes  X  No

     The number of shares outstanding of the Registrant's Common Stock, $.001 par value (the "Common Stock"), as of November 14, 2002 was 31,081,574.

                                         THEGLOBE.COM, INC.

                                             FORM 10-Q

                                               INDEX

                                   PART I   FINANCIAL INFORMATION


                                                                                               Page
                                                                                               ----
Item 1.  Condensed Consolidated Financial Statements

     Condensed Consolidated Balance Sheets at September 30, 2002 (unaudited)
     and December 31, 2001                                                                        1

     Unaudited Condensed Consolidated Statements of Operations for the
     three and nine months ended September 30, 2002 and 2001                                      2

     Unaudited Condensed Consolidated Statements of Cash Flows for the
     nine  months ended September 30, 2002 and 2001                                               3

     Notes to Unaudited Condensed Consolidated Financial Statements                               4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                    9

Item 3.  Qualitative and Quantitative Disclosures about Market Risk                              27

Item 4.  Controls and Procedures                                                                 27


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

Item 3.  Defaults Upon Senior Securities                                                       II-1

Item 4.  Submission of Matters to a Vote of Security Holders                                   II-1

Item 5.  Other Information                                                                     II-1

Item 6.  Exhibits and Reports on Form 8-K                                                      II-1

         A.  Exhibits
         B.  Reports on Form 8-K                                                               II-1

Signatures                                                                                     II-2

Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 of Chief Financial Officer   II-3

Certificate Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 of Chief Executive Officer   II-4

                                   PART I  FINANCIAL INFORMATION

                     ITEM  1.  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

                                         THEGLOBE.COM, INC.

                               CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                     SEPTEMBER 30,    DECEMBER 31,
                                                                         2002             2001
                                                                    ---------------  --------------
                                                                      (UNAUDITED)     (NOTE 1(C))
ASSETS
Current assets:
    Cash and cash equivalents. . . . . . . . . . . . . . . . . . .  $      754,955   $   2,563,828
    Short-term investments . . . . . . . . . . . . . . . . . . . .               0          50,650
    Accounts receivable, net.. . . . . . . . . . . . . . . . . . .       1,076,510       1,537,892
    Inventory, net . . . . . . . . . . . . . . . . . . . . . . . .         439,521         532,565
          Prepaid and other current assets . . . . . . . . . . . .         257,173       1,037,970
                                                                    ---------------  --------------
Total current assets . . . . . . . . . . . . . . . . . . . . . . .       2,528,159       5,722,905

Property and equipment, net. . . . . . . . . . . . . . . . . . . .         200,708         242,802
Restricted investments . . . . . . . . . . . . . . . . . . . . . .           1,675           7,000
                                                                    ---------------  --------------

        Total assets  .. . . . . . . . . . . . . . . . . . . . . .  $    2,730,542   $   5,972,707
                                                                    ===============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . .  $    1,313,346   $   1,340,628
    Accrued expenses . . . . . . . . . . . . . . . . . . . . . . .         507,762       1,039,236
    Deferred revenue . . . . . . . . . . . . . . . . . . . . . . .         163,655         229,476
    Short-term debt. . . . . . . . . . . . . . . . . . . . . . . .         100,129         101,659
                                                                    ---------------  --------------
        Total liabilities. . . . . . . . . . . . . . . . . . . . .       2,084,892       2,710,999
Stockholders' equity:
    Common stock . . . . . . . . . . . . . . . . . . . . . . . . .          31,082          31,082
    Additional paid-in capital . . . . . . . . . . . . . . . . . .     218,255,565     218,255,565
    Common stock, 699,281 common shares, held in treasury, at cost        (371,458)       (371,458)
    Accumulated other comprehensive loss . . . . . . . . . . . . .        (116,849)       (120,866)
    Accumulated deficit. . . . . . . . . . . . . . . . . . . . . .    (217,152,690)   (214,532,615)
                                                                    ---------------  --------------
        Total stockholders' equity . . . . . . . . . . . . . . . .         645,650       3,261,708
                                                                    ---------------  --------------
        Total liabilities and stockholders' equity . . . . . . . .  $    2,730,542   $   5,972,707
                                                                    ===============  ==============

See accompanying notes to unaudited condensed consolidated financial statements.

                                               THEGLOBE.COM, INC.
                           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                                       ---------------------------  ---------------------------
                                                           2002           2001          2002          2001
                                                       ------------  -------------  ------------  -------------
                                                               UNAUDITED                     UNAUDITED
                                                       ---------------------------  ---------------------------
Revenues:
    Advertising . . . . . . . . . . . . . . . . . . .  $   807,066   $  1,230,485   $ 2,055,324   $  5,318,958
    Electronic commerce and other . . . . . . . . . .    1,452,197      2,138,171     5,147,752      7,344,680
                                                       ------------  -------------  ------------  -------------
        Total revenues. . . . . . . . . . . . . . . .    2,259,263      3,368,656     7,203,076     12,663,638

Cost of revenues. . . . . . . . . . . . . . . . . . .    1,184,889      2,512,505     4,352,955      9,904,513
                                                       ------------  -------------  ------------  -------------
      Gross profit. . . . . . . . . . . . . . . . . .    1,074,374        856,151     2,850,121      2,759,125
Operating expenses:
    Sales and marketing . . . . . . . . . . . . . . .      774,850      1,767,985     2,861,371      8,795,309
    Product development . . . . . . . . . . . . . . .      138,647        642,517       517,158      3,556,636
    General and administrative. . . . . . . . . . . .      688,520      1,706,391     2,550,902      5,724,027
    Restructuring and impairment charges. . . . . . .            -      8,624,908             -     13,685,901
    Amortization of goodwill and intangible assets. .            -      2,040,098             -      7,723,293
                                                       ------------  -------------  ------------  -------------
Total operating expenses. . . . . . . . . . . . . . .    1,602,017     14,781,899     5,929,431     39,485,166
                                                       ------------  -------------  ------------  -------------
Loss from operations. . . . . . . . . . . . . . . . .     (527,643)   (13,925,748)   (3,079,310)   (36,726,041)
Interest and other income, net. . . . . . . . . . . .       35,597         78,568       445,046        897,787
                                                       ------------  -------------  ------------  -------------
Loss before provision for income taxes. . . . . . . .     (492,046)   (13,847,180)   (2,634,264)   (35,828,254)
Provision for income taxes. . . . . . . . . . . . . .           (0)        (6,429)         (703)        16,104
                                                       ------------  -------------  ------------  -------------
Net loss. . . . . . . . . . . . . . . . . . . . . . .  $  (492,046)  $(13,840,751)   (2,633,561)  $(35,844,358)
                                                       ============  =============  ============  =============
Basic and diluted net loss per share: . . . . . . . .  $     (0.02)  $      (0.46)  $     (0.08)  $      (1.18)
                                                       ============  =============  ============  =============
Weighted average basic and diluted shares outstanding   31,081,574     30,382,036    31,081,574     30,382,036
                                                       ============  =============  ============  =============

See accompanying notes to unaudited condensed consolidated financial statements.

                                       THEGLOBE.COM,  INC.
                   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                            ----------------------------------
                                                                  2002              2001
                                                            ----------------  ----------------
                                                                        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . .  $    (2,633,561)  $   (35,844,358)
    Adjustments to reconcile net loss to net cash used in
     operating activities:
    Depreciation and amortization. . . . . . . . . . . . .           64,924        10,443,670
    Loss/(Gain) on sale of property and equipment. . . . .           (5,321)            2,307
    Loss/(Gain) on sale of short-term securities . . . . .                -           (70,344)
    Non-cash restructuring and impairment charges. . . . .                -        11,567,707
    Gain on sale of Happy Puppy assets . . . . . . . . . .         (134,500)                -
    Non-cash favorable settlements of liabilities. . . . .         (297,955)                -
    Stock options granted in connection with termination .           13,500                 -
    Deferred rent. . . . . . . . . . . . . . . . . . . . .                -            56,982
    Changes in operating assets and liabilities, net of
     dispositions:
    Inventory, net . . . . . . . . . . . . . . . . . . . .           93,044                 -
    Accounts receivable, net . . . . . . . . . . . . . . .          461,382         1,834,170
    Prepaid and other current assets . . . . . . . . . . .          786,122         1,299,546
    Accounts payable . . . . . . . . . . . . . . . . . . .           57,672        (1,025,901)
    Accrued expenses . . . . . . . . . . . . . . . . . . .         (318,485)       (2,778,708)
    Accrued compensation . . . . . . . . . . . . . . . . .                -                 -

    Deferred revenue . . . . . . . . . . . . . . . . . . .          (65,821)         (677,894)
                                                            ----------------  ----------------
Net cash used in operating activities. . . . . . . . . . .       (1,979,000)      (15,192,823)
                                                            ----------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of short-term securities . . . . . . . . . .                -           (58,638)
    Proceeds from sale of marketable securities. . . . . .           50,650         3,074,386
    Proceed from sale of property and equipment. . . . . .                -           235,357
    Purchases of property and equipment. . . . . . . . . .          (17,510)         (440,689)
    Receipt of security deposits / escrow. . . . . . . . .                -         1,996,001
    Net proceeds from sale of Happy Puppy assets . . . . .          134,500                 -
                                                            ----------------  ----------------

Net cash provided by (used in) investing activities. . . .          167,640         4,806,417
                                                            ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments under capital lease obligations . . . . . . .           (1,530)       (1,642,913)
    Proceeds from issuance of common stock . . . . . . . .                -               599


Net cash used in financing activities. . . . . . . . . . .           (1,530)       (1,642,314)
                                                            ----------------  ----------------
    Net change in cash and cash equivalents. . . . . . . .       (1,812,890)      (12,028,720)
    Effect of exchange rate changes on cash and cash
     equivalents . . . . . . . . . . . . . . . . . . . . .            4,017           (25,284)
Cash and cash equivalents at beginning of period . . . . .        2,563,828        13,349,554
                                                            ----------------  ----------------
Cash and cash equivalents at end of period . . . . . . . .  $       754,955   $     1,295,550
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

     As  of  September  30,  2002, the Company continued to operate its Computer
Games print magazine and the associated website Computer Games Online "www.cgonline.com," as well as the games distribution business of Chips & Bits, Inc. (www.chipsbits.com). As of September 30, 2002, the Company continued to actively explore a number of strategic alternatives for its business, including its remaining online and offline game properties, including continuing its operations and using its cash on hand, selling some or all of these properties and/or entering into new or different lines of business.

     As of September 30, 2002, the Company's revenue sources are principally from the sale of print advertising in its Computer Games magazine; the sale of video games and related products through Chips & Bits, Inc., its games distribution business; the sale of its Computer Games magazine through newsstands and subscriptions; and the limited sales of online advertising.

     The Company's December 31, 2001 consolidated financial statements have been prepared assuming the Company will continue as a going concern. We have received a report from our independent accountants containing an explanatory paragraph stating that we have suffered recurring losses from operations since inception that raise substantial doubt about our ability to continue as a going concern. Management and the Board of Directors are currently exploring a number of strategic alternatives regarding its remaining assets and the use of its cash on-hand, and are also continuing to identify and implement internal actions to improve the Company's liquidity and operations. These alternatives may include selling assets, which in any such case could result in significant changes in the Company's business, or entering into new or different lines of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     (b)  Principles  of  Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries from their respective dates of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

     (c)  Unaudited  Interim  Condensed  Consolidated  Financial  Information

     The unaudited interim condensed consolidated financial statements of the Company as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed consolidated financial statements.

     In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2002 and the results of its operations for three and nine months ended September 30, 2002 and 2001 and its cash flows for the nine months ended September 30, 2002 and 2001.

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

     (e)  Cash  and  Cash  Equivalents

     The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. Cash equivalents were $0 at September 30, 2002 and at December 31, 2001.

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

     The Company's short-term investments were comprised of the following at September 30, 2002 and December 31, 2001:

                                        SEPTEMBER 30,
                                            2002        DECEMBER 31, 2001
                                       ---------------  ------------------
Available-for-Sale Securities . . . .  $             -  $           51,000
Held-to-maturity Securities . . . . .                -                   -
                                       ---------------  ------------------
                                       $             0  $           51,000
                                       ===============  ==================

     (g)  Restricted  Investments

     At September 30, 2002, restricted investments were $1,675, consisting of security deposits related to office space.

     (h)  Comprehensive  Loss

     The Company's comprehensive loss was approximately $.5 million and $13.9 million for the three months ended September 30, 2002 and 2001, respectively, and $2.6 million and $ 35.9 million, respectively for the nine months ended September 30, 2002 and 2001. The Company's accumulated other comprehensive loss as of September 30, 2002 and December 31, 2001 consisted of approximately $117,000 and $121,000 of losses, respectively. The September 30, 2002 and
December 31, 2001 other comprehensive loss is related to the Company's foreign currency translation adjustment and unrealized gains and losses on short-term marketable securities.

     (i)  Inventory

     Inventories, consisting of products available for sale, are recorded using the specific-identification method and valued at the lower of cost or market value. The Company's provision for obsolescent inventory as of September 30, 2002 and December 31, 2001 was approximately $64,000.

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

     Online advertising revenues are recognized ratably in the period in which the advertisement is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Company obligations typically include the guarantee of a minimum number of "impressions", defined as the number of times that an advertisement appears in pages viewed by the users of the Company's online properties, for a fixed fee. Payments received from advertisers prior to displaying their advertisements on the Company's sites are recorded as deferred revenues and are recognized as revenue ratably when the advertisement is displayed. To the extent minimum guaranteed impressions levels are not met, the Company defers recognition of the corresponding revenues until guaranteed levels are achieved. The Company's online advertising revenue includes the development and sale of sponsorship placements within its web sites. Development fees related to the sale of sponsorship placements on the Company's web sites are deferred and recognized ratably as revenue over the term of the contract. Advertising revenue from our online sales accounted for $0 and $.5 million of the total advertising revenues for the three-month period, ended September 30, 2002 and 2001, respectively, and $0 and $2.9 million, of the total advertising revenues for the nine-month period, ended September 30, 2002 and 2001, respectively.

     The Company also derives revenue through the sale of advertisements in its games information magazine, which was acquired in February 2000. Advertising revenues for the games information magazine are recognized at the on-sale date of the magazine. Advertising revenue from the Company's games magazine for the three months ended September 30, 2002 and 2001 was $0.8 million and $.7 million, respectively, and for the nine months ended September 30, 2002 and 2001 was $2.1 million and $2.4, respectively. Advertising revenue accounted for 36% and 37% of total revenues for the three months ended September 30, 2002 and 2001; and 29% and 42% of total revenues for the nine months ended September 30, 2002 and 2001, respectively.

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

     Sales through the online store accounted for 29%, or $0.7 million, and 31%, or $ 1.0 million, of total revenues for the three months ended September 30, 2002 and 2001, respectively; and for 33%, or $2.4 million, and 28%, or $3.6 million, of total revenues for the nine months ended September 30, 2002 and 2001, respectively. Sales of the Company's games information magazine, through newsstands and subscriptions accounted for 35%, or $.8 million, and 33%, or $1.1 million, of total revenues for the three months ended September 30, 2002 and 2001, respectively, and for 39%, or $2.8 million, and 29%, or $3.7 million, of total revenue for the nine months ended September 30, 2002 and 2001, respectively. The Company acquired its games information magazine in February 2000.

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

     For the three and nine months ended September 30, 2002 and 2001, there were no customers that accounted for over 10% of revenues generated by the Company. The Company had two customers that represented more than 10% of net accounts receivable as of September 30, 2002. These customers were Computec and Curtis Circulation. The Company had only one supplier that represented more than 10% of accounts payable as of September 30, 2002. We believe there are other suppliers readily available if necessary.

     (l)  Net  loss  per  share

     Diluted net loss per share has not been presented separately, as the outstanding stock options, warrants and contingent stock purchase warrants are anti-dilutive for each of the periods presented.

     Diluted net loss per share for the three and nine months ended September 30, 2002 and 2001 does not include the effects of (1) options to purchase
5,969,590 and 3,472,292 shares of common stock, respectively, and (2) warrants to purchase 4,011,534 and 4,011,534 shares of common stock, respectively.

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

     (2)  STOCK  OPTIONS

     Stock  Option  Repricing

     On May 31, 2000, the Company offered to substantially all of its employees, excluding executive officers and the Board of Directors, the right to amend certain outstanding stock options and receive new options with an exercise price equal to the then current fair market value of the stock. Options to purchase a total of approximately 1.1 million shares, approximately 20% of outstanding options, were amended and approximately 856,000 new options were granted at an exercise price of $1.594 per share, which was based on the closing price of the Company's common stock on May 31, 2000. The new options vest at the same rate that they would have vested under previous option plans. The Company is accounting for these re-priced stock options using variable accounting in accordance with FIN No. 44. In addition, as a result of options, which were granted within six months of the cancellations, an additional 244,000 options also require variable accounting in accordance with FIN No. 44. For the three and nine months ended September 30, 2002, there was no compensation charge relating to the re-pricing due to the decrease in value of the common stock price. Depending upon movements in the market value of the Company's common stock, this accounting treatment may result in significant non-cash compensation charges in future periods.

     Stock  Option  Activity

     On August 12, 2002, options to purchase 4,875,000 shares of the Company's common stock at an exercise price of $0.02 per share (the closing price on August 12, 2002) were granted to employees, valued at $97,000. These options immediately vested upon grant for a period of ten years. Of these options, 4,750,000 were granted to officers and directors of the Company. The effect on total stock options outstanding is shown below:

          Total Stock Options at 6/30/02           3,343,916
          Add: Options Issued                      4,875,000
          Less: Options Exercised                     -
          Less: Options Expired / Cancelled       (2,249,326)
                                               --------------
          Total Stock Options at 9/30/02           5,969,590
                                               ==============


     The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002: no dividend yield; an expected life of ten years; 160% expected volatility and 4.78% risk free interest rate. Under the accounting provisions of SFAS 123, the Company's net loss and loss per share would have been adjusted in connection with options issued to employees to the pro forma amounts indicated below:

                                          Three months   Three months   Nine months   Nine months
                                              ended          ended         ended         ended
                                            September      September     September     September
                                            30, 2002       30, 2001       30, 2002      30, 2001
                                          -------------  -------------  ------------  ------------
     Net loss:
        As reported                           (492,046)   (13,840,751)   (2,633,561)  (35,844,358)
        Pro forma                             (589,046)   (13,840,751)   (2,730,561)  (35,844,358)

     Loss per share - basic and diluted:
        As reported                             ($0.02)        ($0.46)       ($0.08)       ($1.18)
        Pro forma                               ($0.02)        ($0.46)       ($0.08)       ($1.18)

     (3)  COMMITMENTS  AND  CONTINGENCIES

     (a)  Litigation

     On and after August 3, 2001, and as of the date of this filing, the Company is aware that six putative shareholder class action lawsuits were filed against the Company, certain of its current and former officers and directors, and several investment banks that were the underwriters of the Company's initial public offering and its May 19, 1999 secondary offering. The lawsuits were filed in the United States District Court for the Southern District of New York. The complaints have been consolidated into a single action and a consolidated amended complaint has been filed. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company's initial public offering and secondary offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the Registration Statements and Prospectuses for the Company's initial public offering and secondary offering were false and misleading in violation of the securities laws because they did not disclose these arrangements. The actions seek damages in an unspecified amount. The Company and its current and former officers and directors intend to vigorously defend the actions. The action is being coordinated with more than three hundred other nearly identical actions filed against other companies and no date has been set for any response to the complaint. Any unfavorable outcome of this litigation could have a material adverse impact on our business, financial condition and results of operations.

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

     The Company had other non-cash gains from favorable settlement payments with vendors for $297,955 for the nine month period ending September 30, 2002, which has been included in other income and accompanying condensed consolidated statement of operations.

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

     (6)  SUBSEQUENT  EVENTS

     On November 14, 2002, we acquired certain digital telephony assets from an entrepreneur. theglobe.com has issued 1.75 million warrants to acquire shares of Common Stock in conjunction with this acquisition. The Company has also issued 425,000 warrants to acquire shares of Common Stock as part of an earn-out structure. These warrants will be held in escrow by the Company and only released upon attainment of certain performance targets.

     In conjunction with the acquisition, E&C Capital Partners, a privately held investment vehicle controlled by our Chairman and Chief Executive Officer, Michael S. Egan and our President, Edward A. Cespedes, has entered into a letter of intent with theglobe.com to provide new financing in the amount of $500,000 through the purchase of a new series of preferred securities. The investment is subject to a number of closing conditions, including execution of definitive documentation and resolution of certain operating and tax liabilities.

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

OVERVIEW

     As of September 30, 2002, we were a network of three wholly owned properties, each of which specializes in the games business by delivering games information and selling games in the United States and abroad. These properties are: our print publication Computer Games Magazine; our Computer Games Online website "www.cgonline.com", which is the online counterpart to Computer Games Magazine; and, our Chips & Bits, Inc. "www.chipsbits.com" games distribution company. As of September 30, 2002, the Company continued to actively explore a number of strategic alternatives for its remaining online and offline game properties, including continuing its operations and using its cash on hand, selling some or all of these properties and/or entering into new or different lines of business.

     As of September 30, 2002, our revenues were derived principally from the sale of print advertisements under short-term contracts in our games information magazine Computer Games; through the sale of video games and related products through our games distribution business Chips & Bits, Inc.; through the sale of our games information magazine through newsstands and subscriptions; and through limited sale of online advertisements.

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

     Effective August 1, 2002, the Company's corporate offices located at 2 Penn Plaza, Suite 1500, New York, New York, 10121 were closed and relocated to: 110 East Broward Boulevard, Suite 1400, Fort Lauderdale, Florida 33301. The Company's corporate mailing address is: P.O. Box 029006, Fort Lauderdale, Florida 33302.

     Effective August 8, 2002, we dismissed our independent accountants, KPMG LLP ("KPMG"), and engaged Rachlin Cohen & Holtz LLP ("Rachlin Cohen") as our new independent accountants.

SUBSEQUENT  EVENTS

     On November 14, 2002, we acquired certain digital telephony assets from an entrepreneur. theglobe.com has issued 1.75 million warrants to acquire shares of Common Stock in conjunction with this acquisition. The Company has also issued 425,000 warrants to acquire shares of Common Stock as part of an earn-out structure. These warrants will be held in escrow by the Company and only released upon attainment of certain performance targets.

RESULTS  OF  OPERATIONS

     Revenues. Our revenue is currently derived principally from the sale of print advertisements under short-term contracts in our games information magazine Computer Games; through the sale of video games and related products through our games distribution business Chips & Bits, Inc.; through newsstand sales and subscriptions of our games information magazine and through limited sale of online advertisements principally under short-term advertising arrangements, averaging one to three months.

     Revenues decreased to $2.2 million and $7.2 million for the three and nine months ended September 30, 2002, as compared to $3.4 million and $12.7 million for the three and nine months ended September 30, 2001. Advertising revenues for the three and nine months ended September 30, 2002 were $0.8 million and $2.1 million, respectively, which represented 36% and 29% of total revenues, respectively. Advertising revenues for the three and nine months ended September 30, 2001 were $1.2 million and $5.3 million, which represented 37% and 42% of total revenues, respectively. The decrease in advertising revenues was primarily attributable to a significant industry-wide decrease in the online advertising market, which is expected to continue at least through the full-year 2002, and to a dramatic reduction in the Company's sales force as part of the August 2001 cost reduction and restructuring initiatives, which included closing of "www.theglobe.com" website business. Advertising revenue from our online sales accounted for $0 and $0 for the three and nine months ended September 30, 2002, as compared to $.5 million and $2.9 million of the total advertising revenues for the three and nine-month period, ended September 30, 2001. Advertising revenue from the Company's games magazine, for the three and nine months ended September 30, 2002 was $0.8 million and $2.1 million and $0.7 million and $2.4 for the three and nine month period ending September 30, 2001.

     Sales through the online store accounted for 29%, or $0.7 million, and 31%, or $1 million, of total revenues for the three months ended September 30, 2002 and 2001, respectively, and for 33%, or $2.4 million, and 28%, or $3.6 million, of total revenues for the nine months ended September 30, 2002 and 2001, respectively. The decrease was partially attributable to recent advances in console and online games, which traditionally have less sales loyalty to our online store, and to a dramatic reduction in the number of major PC game releases, on which our online store relies for the majority of sales and profits. Sales of the Company's games information magazine, through newsstands and subscriptions accounted for 35%, or $.8 million, and 33%, or $1.1 million, of total revenues for the three months ended September 30, 2002 and 2001, respectively, and for 39%, or $2.8 million, and 29%, or $3.7 million, of total revenue for the nine months ended September 30, 2002 and 2001, respectively. We acquired our games information magazine in February 2000. Barter advertising revenues represented 1.3% and 2.1% of total revenues for the three months ended September 30, 2002 and 2001, respectively and 1.4% and 1.5% of total revenues for the nine months ended September 30, 2002 and 2001, respectively.

     Cost of Revenues. Cost of revenues consists primarily of Internet connection charges, staff and related costs of operations personnel, depreciation and maintenance costs of website equipment, printing costs of our games magazine and the costs of merchandise sold and shipping fees in connection with our online store. Gross margins were 48% and 25% for the three months ended September 30, 2002 and 2001, respectively, and 40% and 22% for the nine months ended September 30, 2002 and 2001, respectively. The period-to-period increase in gross margins was primarily attributable to a higher concentration of revenue derived from subscriptions and newsstand sales of the magazine, which has high gross margins.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related expenses of sales and marketing personnel, commissions, advertising and marketing costs, public relations expenses, promotional activities and barter expenses. Sales and marketing expenses were $.8 million and $1.8 million for the three months ended September 30, 2002 and 2001, respectively and $2.9 million and $8.8 million for the nine months ended September 30, 2002 and 2001, respectively. The year-to-year decrease in sales and marketing expense was attributable to reduced personnel costs and decreased advertising costs. As of September 30, 2002, we have an internal advertising sales staff of two (2) professionals, both of whom are dedicated to selling advertising space in our Computer Games print magazine, and to a lesser extent on our Computer Games Online website, which is the online counterpart to Computer Games magazine. In August 2001 we were forced to lay off almost all our national sales staff due to the continued decline in the advertising market.

     Product Development. Product development expenses include salaries and related personnel costs, expenses incurred in connection with the development of, testing of and upgrades to our websites and community management tools, and editorial and content costs. Product development expenses decreased to $.1 million and $.6 million for the three months ended September 30, 2002 and 2001, respectively, as compared to $.5 million and $3.6 million for the nine months ended September 30, 2002 and 2001, respectively. The period-to-period decrease was related to our restructuring and cost containment initiatives. In August 2001, we were forced to lay off almost all our product development staff due to the continuing decline in the business.

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

     General and administrative expenses were $.7 million and $1.7 million for the three months ended September 30, 2002 and 2001, respectively, as compared to $2.5 million and $5.7 million for the nine months ended September 30, 2002 and 2001, respectively. The period-to-period decrease was primarily attributable to decreased salaries and personnel costs as a result of our restructuring and cost containment initiatives. In August 2001 we were forced to lay off almost all our general and administration staff due to the continued decline in the business.

     Restructuring and Impairment Charges. For the three and nine months ended September 30, 2002, we recorded restructuring and impairment charges of $0 as compared to $8.6 and $13.7 million for the three and nine months ended September 30, 2001. Restructuring charges for the three and nine months ended September 30, 2001 related to workforce reductions and impairment charges resulting from management's ongoing business review and impairment analysis of long-lived assets.

     Amortization of Goodwill and Intangible Assets. Amortization expense was $0 for the three and nine months ended September 30, 2002, compared to $2 million and $7.7 million for the three and nine months ended September 30, 2001. The period-to-period decrease in amortization expense was attributable to the write-down of goodwill and intangibles assets that occurred in the fourth quarter of 2001 and second quarter of 2001.

     Interest and other income, net. Interest and other income, net primarily includes interest income from our cash and cash equivalents and short-term investments, interest expense related to our capital lease obligations and realized gains and losses from the sale of short-term investments. Interest and other income, net was $0 million and $0.4 million for the three and nine months ended September 30, 2002, compared to $0 million and $0.9 million for the three and nine months ended September 30, 20021, respectively. The period-to-period decrease was primary attributable to a decline in interest income related to the decrease in cash and the decline in net proceeds from the liquidation of collateral deposits for buyouts of capitalized leases which occurred in 2001.

     Income Taxes. Income taxes were approximately a credit of ($0) and ($1,000) for the three and nine months ended September 30, 2002, compared with a credit of ($6,000) and an expense of $16,000 for the three and nine months ended September 30, 2001. Income taxes were based solely on state and local taxes on business and investment capital. Our effective tax rate differs from the statutory federal income tax rate, primarily as a result of the uncertainty regarding our ability to utilize our net operating loss carryforwards. Due to the uncertainty surrounding the timing or realization of the benefits of our net operating loss carryforwards in future tax returns, we have placed a 100% valuation allowance against our otherwise recognizable deferred tax assets. At December 31, 2001, the Company had net operating loss carry forwards available for U.S. and foreign tax purposes of approximately 97 million. These carryforwards expire through 2021. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Due to the change in our ownership interests in the third quarter of 1997 and May 1999, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), future utilization of our net operating loss carryforwards prior to the change of ownership will be subject to certain limitations or annual restrictions. Additionally, any future ownership change could further limit the ability to use these carryforwards.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of September 30, 2002, we had approximately $.7 million in cash and cash equivalents. Net cash used in operating activities was $1.9 million and $15.2 million, for the nine months ended September 30, 2002 and 2001, respectively. The period-to-period decrease in net cash used in operating activities resulted primarily from a decrease in our net operating losses, exclusive of depreciation expenses related to our property and equipment and non-cash charges.

     Net cash provided by investing activities was $0.2 million and $4.8 million for the nine months ended September 30, 2002 and 2001, respectively. The decrease in net cash provided by investing activities, was primarily attributable to the proceeds from sale of property offset by the receipt of security deposits in 2001.

     Net cash used in financing activities was $0 million and $1.6 million for the nine months ended September 30, 2002 and 2001, respectively. The period-to-period decrease was primarily attributable to less capital lease obligations in 2002.

     In connection with his termination, our former Chief Executive Officer, Charles Peck, was paid $625,000 on May 31, 2002, reflecting the terms of his severance package.

     Our capital requirements depend on numerous factors, including market acceptance of our services, the capital required to maintain our websites, the resources we devote to marketing and selling our services and our brand promotions and other factors. We have experienced a substantial decrease in our capital and marketing expenditures and lease arrangements since last year consistent with the reduction in our operations and staffing. We have received a report from our independent accountants, relating to our December 31, 2001 audited financial statements containing an explanatory paragraph stating that our recurring losses from operations since inception and requirement for additional financing raise substantial doubt about our ability to continue as a going concern. Management and the Board of Directors are currently exploring a number of strategic alternatives and are also continuing to identify and implement internal actions to improve the Company's liquidity or financial performance. These alternatives may include selling assets, which in any such case could result in significant changes in our business plan, or entering into new or different lines of business.

     As of September 30, 2002, our sole source of liquidity consisted of $.7 million of cash and cash equivalents. We currently do not have access to any other sources of funding, including debt and equity financing facilities. The Company has limited operating capital and no current access to credit facilities. Though we believe that we have enough capital to last throughout the remainder of 2002, there is no guarantee that we will have enough capital. If we are unable to keep operating costs down, grow revenue, and maintain terms with our creditors, we may have to try and raise additional funds through asset sales, bank borrowings, or equity or debt financing. Obtaining financing from an unaffiliated third party is very unlikely and any financing that could be obtained would probably dilute existing shareholders significantly.

     E & C Capital Partners, a privately held investment holding company controlled by Michael S. Egan, our Chairman and CEO, and Edward A. Cespedes, our President and a Director, have entered into a letter of intent with theglobe.com to provide $500,000 of new financing via the purchase of shares of a new Series F Preferred Stock of theglobe.com. The Series F Preferred Stock will be convertible into shares of the Company's Common Stock at a price of $.03 per share. If fully converted, and without regard to anti-dilutive adjustment mechanisms applicable to the Series F Preferred Stock, an aggregate of approximately 16.7 million shares of Common Stock could be issued. In addition, as part of the $500,000 investment, E & C Capital Partners is expected to receive warrants to purchase approximately 3.3 million shares of theglobe.com
Common  Stock  at  an  exercise  price  of  $0.125  per  share.

     The financing is subject to a number of closing conditions, including execution of definitive documentation, satisfactory resolution of certain Company liabilities, satisfactory resolution of other tax and business considerations, and obtaining certain releases. The financing is also subject to completion of an investment agreement satisfactory to the parties.

     If consummated, the financing will result in substantial dilution of the number of outstanding securities of theglobe.com.

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

     The Company also derives revenue through the sale of advertisements in its games information magazine. Advertising revenues for the games information magazine are recognized at the on-sale date of the magazine.

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

     Due to the significant and prolonged decline in the Internet advertising sector, the Company elected to close its community web site at "www.theglobe.com" and its small business web-hosting property at "www.webjump.com" in August 2001. In addition, the Company is seeking buyers for its games properties in order to reduce its cash burn and preserve working capital. The Company has already sold substantially all the assets of (i) Kaleidoscope Networks Limited, the English subsidiary of Attitude Network Ltd. that operated GamesDomain.com and GamesDomain.co.uk, (ii) KidsDomain.com and KidsDomain.co.uk, and (iii) HappyPuppy.com and HappyPuppy.co.uk. In addition, the Company sold the URL of webjump.com. This strategy has resulted in the Company shifting its business strategy from operating as a going concern to trying to sell its game properties. The Company may shift its business strategy in the future. The Company may be unable to sell its remaining games properties quickly, if at all, which would result in continued depletion of its cash position since the games business currently operates at a cash loss. The games properties may also lose some of their value while we try to sell them as we do not have full corporate staff to support these businesses. In addition, the "theglobe.com" brand continues to lose significant value since the website "www.theglobe.com" was taken offline August 15, 2001. The closing of our community site and our small business web-hosting site may also adversely affect our electronic commerce due to the inability of those web sites after their closure to refer traffic to the Chips & Bits web site. We cannot assure you that we will be able to sell all or any of the remaining games business quickly, if at all, or at any significant price, or that there will be any return to our equity holders.

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

WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN IF WE ARE UNABLE TO OBTAIN ADDITIONAL DEBT OR EQUITY CAPITAL.

     As of September 30, 2002, our sole source of liquidity consisted of $.7 million of cash and cash equivalents. We currently do not have access to any other sources of funding, including debt and equity financing facilities. The Company has limited operating capital and no current access to credit facilities. Although we believe that we have enough capital to last throughout the remainder of 2002, there is no guarantee that we will have enough capital and we will likely require significant additional equity capital to continue in operation beyond 2002 or to enter into any new lines of business. If we are unable to keep operating costs down, grow revenue, and maintain terms with our creditors, we may have to try and raise additional funds through asset sales, bank borrowings, or equity or debt financing. Obtaining financing from any unaffiliated third party is very unlikely and any financing that could be obtained would probably dilute existing shareholders significantly. We received a report from our independent accountants, relating to our December 31, 2001 audited financial statements, containing an explanatory paragraph stating that our recurring losses from operations since inception and requirement for additional financing raise substantial doubt about our ability to continue as a going concern.

WE MAY DECIDE TO RETAIN OUR CURRENT OPERATING BUSINESSES AND WE MAY ALSO ENTER NEW LINES OF BUSINESS WHICH MAY OR MAY NOT BE RELATED TO THE INTERNET.

     Our board of directors is reviewing various options for use of our remaining assets. While we continue to seek buyers for some or all of our remaining operating businesses, our Board of Directors may decide to retain them.  If  and  when  we are able to sell our operating businesses, our Board of
Directors may consider entering into new or different lines of business, including non-Internet related lines of business . Even if we are unable to sell our operating businesses, our Board of Directors may still decide to enter into new or different lines of business, including non-Internet related lines of business . Theglobe.com currently has a significant net operating loss carry-forward that may help to offset federal income taxes in the future, should the Company achieve profitability. The rules governing use of the net operating loss carry-forward asset are complex and depend on a variety of factors, including maintaining some continuity of existing business lines. There is no guarantee that we will be able to maintain use of the net operating loss carry-forward if we choose to enter different business lines in the future.

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

THE COMPANY HAS RESTRUCTURED AND MAY SELL SOME OR ALL OF ITS REMAINING PROPERTIES WHICH WILL MATERIALLY NEGATIVELY AFFECT OUR REVENUES; OR ENTER INTO NEW LINES OF BUSINESS

     On August 3, 2001, we elected to shut down our community operations and small business web hosting. On October 17, 2001, we sold the Games Domain/Console Domain websites. On October 30, 2001, we sold the Kids Domain website. On February 27, 2002, we sold the Happy Puppy website. We also are seeking buyers for the remaining game properties, which may materially affect revenues for our games business since a number of advertisers could choose not to do business with us during the phase-down period. We also dramatically reduced the number of employees, including almost the entire sales staff, which will continue to have a dramatic negative impact on our revenues going forward. Accurate predictions of revenue and costs are also difficult because we are exploring various future alternatives, including the sale of assets and entering new lines of business.

WE HAVE RECEIVED A REPORT FROM OUR INDEPENDENT AUDITORS THAT RAISES SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

     We have received a report from our independent accountants containing an explanatory paragraph stating that we suffered recurring losses from operations since inception that raise substantial doubt about our ability to continue as a going concern.

WE  EXPECT  TO  CONTINUE  TO  INCUR  LOSSES.

     We have incurred net losses in each quarter since our inception and we expect that we will continue to incur net losses for the foreseeable future. We had net losses of approximately $40.7 million, $103.9 million, $49.6 million, $16.0 million, and $3.6 million for the years ended December 31, 2001, 2000, 1999, 1998, and 1997, respectively. As of September 30, 2002, we had an accumulated deficit of approximately $217 million. The principal causes of our losses are likely to continue to be:

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

     Chips & Bits depends on major releases in the Personal Computer (PC) market for the majority of sales and profits. The game industry's focus on X-Box, Playstation and GameCube has dramatically reduced the number of major PC releases, which resulted in significant declines in revenues and gross margins for Chips & Bits, Inc. Gross margins for Chips & Bits, Inc. remained at 25% for the three and nine months ended September 30, 2002, and at 24% for the three and nine months ended September 30, 2001. Because of the large installed base of personal computers, these revenue and gross margin percentages may fluctuate with changes in the PC game market. However, Chips & Bits has no knowledge as to when, if ever, there will be a turnaround in the PC game market.

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

     We have incurred significant net losses since our inception. In an effort to reduce our cash expenses, we began to implement certain restructuring initiatives and cost reductions. In October 2000, we reduced our workforce by 26 employees. In April 2001, we further reduced our workforce by 59 employees.
On August 3, 2001, we further reduced our workforce by 60 employees. We have also left positions unfilled when certain employees have left the Company. As of September 30, 2002, we had approximately 19 full-time employees. In addition, recent trading levels of our common stock have basically eliminated the value of the stock options granted to employees pursuant to our stock option plan. As a result of these factors, our remaining personnel may seek employment with larger, more stable companies or companies they perceive to have better prospects. Our failure to retain qualified employees to fulfill our needs could halt our ability to operate our games business and have a material adverse affect on our business.

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

OUR ACQUISITIONS, JOINT VENTURES OR STRATEGIC TRANSACTIONS ENTAIL NUMEROUS RISKS
AND  UNCERTAINTIES.   WE  MAY  ENTER  NEW  LINES  OF  BUSINESS.

     On February 24, 2000, we acquired Chips & Bits, Inc., an electronic commerce retailer that focuses primarily on game enthusiasts' and Strategy Plus, Inc., media property that publishes a monthly games magazine and a game enthusiast web site. Due to the significant and prolonged decline in the Internet advertising sector, we closed our community web site at "www.theglobe.com" and our small business web-hosting property at "www.webjump.com" in August 2001. On October 17, 2001, we sold the Games Domain/Console Domain websites. On October 30, 2001, we sold the Kids Domain web site. On February 27, 2002, we sold the Happy Puppy website. We also are seeking buyers for the remaining game properties. In conjunction with our efforts to sell our remaining games properties, we are considering and evaluating potential business combinations or sales of these remaining assets. If consummated, any such transaction could result in a change of control of our company or could otherwise be material to our business or to your investment in our Common Stock. In addition, as part of the sale of our games business, we could obtain stock of another company or be the surviving company in a merger. These transactions may or may not be consummated. If such a transaction is not consummated, it is unclear how long we will continue to be able to operate. We may also enter into new or different lines of business, which may include investments in real estate, as determined by management and our Board of Directors. Our future acquisitions or joint ventures could result in numerous risks and uncertainties, including:

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

WE MAY BE UNSUCCESSFUL IN ESTABLISHING AND MAINTAINING BRAND AWARENESS; BRAND IDENTITY IS CRITICAL TO US AND OUR ABILITY TO SELL OUR REMAINING ASSETS.

     We believe that establishing and maintaining awareness of the brand name of our wholly owned subsidiaries, including the brand names of all our games properties ("Chips & Bits", "Strategy Plus" and "CGonline.com") is critical to attracting buyers for these properties and to expanding our member base, the traffic on our web sites and our advertising and electronic commerce relationships. The closure of the community web site at "www.theglobe.com", the Company's flagship web site, will adversely affect the public's perception of the Company. If we fail to promote and maintain our brand or our brand value is diluted, our continuing games business, operating results, financial condition, and our ability to attract buyers for these properties could be materially adversely affected. The importance of brand recognition will increase because low barriers to entry may result in an increased number of web sites. To promote our brand, we may be required to continue to increase our financial commitment to creating and maintaining brand awareness. We may not generate a corresponding increase in revenues to justify these costs. Additionally, if Internet users, advertisers and customers do not perceive our games properties to be of high quality, the value of our brand could be materially diluted.

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

VARIOUS  STOCKHOLDERS,  INDIVIDUALLY  OR  IN  THE  AGGREGATE,  MAY  CONTROL  US.

     Including all warrants, all vested options, and all options vesting within 60 days of September 30, 2002, Michael S. Egan, our Chairman and Chief Executive Officer, beneficially owns or controls, directly or indirectly, 12,371,580 shares of our Common Stock, which in the aggregate represents approximately 30.3% of the outstanding shares of our Common Stock. Accordingly, Mr. Egan would likely be able to exercise significant influence in any stockholder vote.

     Messrs. Egan and Edward A. Cespedes, both of whom are current Directors of our company, and Messrs. Paternot and Krizelman, who are former directors of our company, have entered into a stockholders' agreement with us. As a result of the stockholders' agreement, Mr. Egan has agreed to vote for up to two nominees of Messrs. Krizelman and Paternot to the board of directors and Messrs. Krizelman and Paternot have agreed to vote for the nominees of Mr. Egan to the board, which will be up to five directors. Consequently, Messrs. Egan, Krizelman and Paternot will likely be able to elect a majority of our directors. Additionally, each party other than Mr. Egan has granted an irrevocable proxy with respect to all matters subject to a stockholder vote to Dancing Bear Investments, Inc., an entity controlled by Mr. Egan, for any shares held by that party received upon the exercise of outstanding warrants for 400,000 shares of our Common Stock. The stockholders' agreement also provides for tag-along and drag-along rights in connection with any private sale of these securities.

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

     There are outstanding options to purchase 5,946,440 shares of Common Stock, which become eligible for sale in the public market from time to time depending on vesting and the expiration of lock-up agreements. The issuance of these securities is registered under the Securities Act. In addition, there are outstanding warrants to purchase up to 4,011,534 shares of our Common Stock upon exercise. Substantially all of our stockholders holding restricted securities, including shares issuable upon the exercise of warrants to purchase our Common Stock, are entitled to registration rights under various conditions.

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

ITEM 3.  QUALITATIVE  AND  QUANTITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

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

ITEM 4.  CONTROLS  AND  PROCEDURES.

     We  maintain disclosure controls and procedures that are designed to ensure
(1) that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and (2) that this information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgement in evaluating the cost benefit relationship of possible controls and procedures.

     In October 2002, under the supervision and review of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC.

     In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls since our October 2002 evaluation. We cannot assure you, however, that our system of disclosure controls and procedures will always achieve its stated goals under all future conditions, no matter how remote.

                         PART  II  -  OTHER  INFORMATION

ITEM 1.   LEGAL  PROCEEDINGS

See note 3(a) to the accompanying financial statements - "Litigation"

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

     None.

ITEM 5.   OTHER  INFORMATION.

     None.

ITEM 6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits

     None.

(b)  Reports on Form 8-K.

     Current Report on Form 8-K filed September 20, 2002, relating to Item 5, Other Events, and an event dated September 18, 2002.

     Current Report on Form 8-K filed August 14, 2002, relating to Item 9, Regulation F-D Disclosure, and an event dated August 14, 2002.

     Current Report on Form 8-K filed August 13, 2002, relating to Item 4, Change in Registrant's Certifying Accountant, and an event dated August 13, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereto duly authorized.



          theglobe.com,  inc.

          /s/  Michael S. Egan
          -----------------------------

          Michael S. Egan
          Chief Executive Officer


          /s/  Edward A, Cespedes
          -----------------------------

          Edward  A.  Cespedes
          President


          /s/  Robin M. Segaul
          -----------------------------

          Robin M. Segaul
          Chief Financial Officer


November 14, 2002

         CERTIFICATE PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT OF 2002
                           OF CHIEF FINANCIAL OFFICER


I,  Robin  M.  Segaul,  Chief  Financial  Officer of theglobe.com, certify that:

1.     I  have  reviewed  this  quarterly  report  on Form 10-Q of theglobe.com.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report; and

4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or person performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there are significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002
                                --------------------------------
                                Name:  Robin M. Segaul
                                Title: Chief Financial Officer

         CERTIFICATE PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT OF 2002
                           OF CHIEF EXECUTIVE OFFICER

I,  Michael  S.  Egan,  Chief  Executive  Officer of theglobe.com, certify that:

1.     I  have  reviewed  this  quarterly  report  on Form 10-Q of theglobe.com.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report; and

4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or person performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there are significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

                                   -----------------------------------
                                   Name:  Michael S. Egan
                                   Title: Chief Executive Officer