Form 10-K
period 2002-12-31
THEGLOBE COM INC
filed 2003-03-31
CIK 1066684

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002 COMMISSION FILE NO.: 0-25053

                               THEGLOBE.COM, INC.

             (Exact name of registrant as specified in its charter)


                DELAWARE                                       14-1782422
     (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                     Identification Number)

        110 East Broward Blvd., Suite 1400
               Fort Lauderdale, FL                                33301
     (Address of principal executive offices)                   (Zip Code)


                                 (954) 769-5900
                (Registrant's telephone number, including area code)



        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     Common Stock, par value $.001 per share
                         Preferred Stock Purchase Rights

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

Indicate  by  check  mark  whether  the  registrant  is an accelerated filer (as
defined  in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes      No [X]

The number of shares outstanding of the Registrant's Common Stock, $.001 par value (the "Common Stock") as of March 18, 2003 was 30,382,293.

Aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of the close of business on June 28, 2002: $892,594.
_________
*Includes voting stock held by third parties, which may be deemed to be beneficially owned by affiliates, but for which such affiliates have disclaimed beneficial ownership.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant's definitive proxy statement relating to the annual meeting of stockholders to be held in 2003 which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

                               THEGLOBE.COM, INC.
                         2002 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS


PART I
Item  1.     Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3
Item  2.     Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . .9
Item  3.     Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .9
Item  4.     Submission of Matters to a Vote of Security Holders. . . . . . . .9

PART II

Item  5.     Market for Registrant's Common Equity and Related Stockholder
             Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10
Item  6.     Selected Consolidated Financial Data . . . . . . . . . . . . . . 11
Item  7.     Management's Discussion and Analysis of Financial Condition and
             Results of Operations. . . . . . . . . . . . . . . . . . . . . . 13
Item  7A.    Quantitative and Qualitative Disclosures About Market Risk . . . 34
Item  8.     Consolidated Financial Statements and Supplementary Data . . . . 35
Item  9.     Changes in and Disagreements with Accountants and Accounting and
             Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . 36

PART III

Item  10.    Directors and Executive Officers of the Registrant . . . . . . . 37
Item  11.    Executive Compensation . . . . . . . . . . . . . . . . . . . . . 37
Item  12.    Security Ownership of Certain Beneficial Owners and
             Management . . . . . . . . . . . . . . . . . . . . . . . . . . . 37
Item  13.    Certain Relationships and Related Transactions . . . . . . . . . 37
Item  14.    Controls and Procedures. . . . . . . . . . . . . . . . . . . . . 37

PART IV

Item  15.    Exhibits, Financial Statement Schedules and Reports
             on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . 38

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 41
CERTIFICATIONS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 42

FORWARD LOOKING STATEMENTS
--------------------------

This Form 10-K, including without limitation Management's Discussion and Analysis of Financial Condition and Results of Operations, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "intends," "will," or similar terms. Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors described under "Risk Factors" and elsewhere in this report. The following discussion should be read together with the consolidated financial statements and notes to those statements included elsewhere in this report, as well as the "Risk Factors" set forth in Part I,
Item 7 below.


                                     PART I
ITEM 1. BUSINESS

OVERVIEW AND BUSINESS STRATEGY

theglobe.com, inc. (the "Company" or "theglobe") was incorporated on May 1, 1995 (inception) and commenced operations on that date. theglobe.com was an online property with registered members and users in the United States and abroad which allowed its users to personalize their online experience by publishing their own content and interacting with others having similar interests. However, due to the decline in the advertising market, the Company was forced to take cost-reduction and restructuring initiatives, which included closing its community www.theglobe.com effective August 15, 2001. The Company then began to aggressively seek buyers for some or all of its remaining online and offline properties, which consisted primarily of games-related properties. In October 2001, the Company sold all of the assets used in connection with the Games Domain and Console Domain websites to British Telecommunications plc, and all of the assets used in connection with the Kids Domain website to Kaboose Inc. In February 2002, the Company sold all of the assets used in connection with the Happy Puppy website to Internet Game Distribution, LLC (See Note 3 of notes to consolidated financial statements - Dispositions).

Effective June 1, 2002, Chairman Michael S. Egan and Director Edward A. Cespedes became Chief Executive Officer and President of the Company, respectively. As of December 31, 2002, the Company continues to operate its Computer Games print magazine and the associated website Computer Games Online (www.cgonline.com), as well as the games distribution business of Chips & Bits, Inc. (www.chipsbits.com). The Company may determine to retain one or both businesses in connection with its future operations.

The Company continues to actively explore a number of strategic alternatives for its remaining online and offline game properties, including continuing its operations and using its cash on hand, selling some or all of these properties and/or entering into new or different lines of business. On November 14, 2002, the Company acquired certain Voice over the Internet Protocol (VoIP) assets from an entrepreneur and is currently investigating opportunities related to this acquisition. In exchange for the assets, the Company issued warrants to acquire 1,750,000 shares of its common stock and an additional 425,000 warrants as part of an earn-out structure upon the attainment of certain performance targets. In conjunction with the acquisition, E&C Capital Partners, a privately held investment vehicle controlled by our Chairman and Chief Executive Officer, Michael S. Egan and our President, Edward A. Cespedes, entered into a non-binding letter of intent with theglobe.com to provide new financing in the amount of $500,000 through the purchase of a new series of preferred securities. That investment closed on March 28, 2003. (See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources.")

Concurrently with the closing of the preferred stock investment, certain affiliates of Michael S. Egan and Edward A. Cespedes entered into a non-binding letter of intent to loan up to $1 million to the Company pursuant to a convertible secured loan facility. The loan facility would be convertible into shares of the Company's common stock at the rate of $.09 per share, which if fully funded and converted, would result in the issuance of approximately 11.1 million shares. In addition, assuming the loan is fully funded, it is anticipated that the investor group would be issued a warrant to acquire approximately 2.2 million shares of theglobe.com Common Stock at an exercise price of $.15 per share. The convertible debt financing is subject to a number of closing conditions, including execution of definitive documentation, satisfactory resolution of certain Company liabilities and other tax and business considerations. In addition, it is contemplated that the loan facility will require that certain performance criteria be achieved by the company as a condition to all or part of the funding. The financing is also subject to completion of a loan facility and related documentation satisfactory to the parties. If consummated, the convertible debt financing will result in substantial dilution of the number of securities of theglobe.com either issued and outstanding or obtainable upon conversion of the debt or exercise of the warrant. There can be no assurance, if and when, the financing will be consummated.

On February 25, 2003 the Company entered into a Loan and Purchase Option Agreement with a development stage internet related business venture pursuant to which it agreed to loan the venture up to $160,000 to fund its operating expenses and obtained the option to acquire all of the outstanding capital stock of the venture in exchange for, when and if exercised, $40,000 and the issuance of an aggregate of 2,000,000 unregistered restricted shares of theglobe.com's common stock (See Note 2 of notes to the consolidated financial statements - Management's Plans).

As of December 31, 2002, the Company's revenue sources are principally from the sale of print advertising in its Computer Games magazine; the sale of video games and related products through Chips & Bits, Inc., its games distribution business; and the sale of its Computer Games magazine through newsstands and subscriptions.

The Company's December 31, 2002 consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations since inception that raise substantial doubt about its ability to continue as a going concern. Management and the Board of Directors are currently exploring a number of strategic alternatives regarding its remaining assets and the use of its cash on-hand, and is also continuing to identify and implement internal actions to improve the Company's liquidity and operations. These alternatives may include selling assets, which in any such case could result in significant changes in the Company's business, or entering into new or different lines of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PRODUCTS AND SERVICES

COMPUTER GAMES MAGAZINE. Computer Games Magazine, which the Company acquired in February 2000, is a highly respected consumer print magazines for gamers.

     - As a leading consumer print publication for games, Computer Games magazine boasts: a reputation for being a reliable, trusted, and engaging games magazine; more editorial, tips and cheats than most other similar magazines; a highly-educated editorial staff providing increased editorial integrity and content; and, broad-based editorial coverage, appealing to a wide audience of gamers.

     - One of the most popular features of Computer Games is a CD ROM containing game demos, which comes bundled monthly with the magazine in all newsstand editions and a portion of copies mailed to subscribers.



COMPUTER GAMES ONLINE. Computer Games Online (www.cdmag.com), which the Company acquired in February 2000, is the online counterpart to Computer Games magazine. Computer Games Online is a source of free games news and information for the sophisticated gamer, featuring news, reviews and previews, along with a powerful Web-wide search engine.
     - Features of Computer Games Online include: game industry news; truthful, concise reviews; first looks, tips and cheats; multiple content links; thousands of archived files; and, easy access to game buying.

CHIPS & BITS. Chips & Bits (www.chipsbits.com), which the Company acquired in February 2000, is a games distribution business that attracts customers in the United States and worldwide. Chips & Bits covers all the major game platforms available, including Macintosh, Window-based PCs, Sony PlayStation, Sony PlayStation2, Microsoft's Xbox, Nintendo 64, Nintendo's GameCube, Nintendo's Game Boy, and Sega Dreamcast, among others.

VOICE OVER INTERNET PROTOCOL (VOIP). On November 12, 2002, theglobe.com completed the acquisition of certain VoIP assets. In exchange for the assets, theglobe.com issued 1.75 million warrants to acquire shares of theglobe.com Common Stock at the price of $.065 per share. The Company also issued 425,000 warrants to acquire shares of theglobe.com Common Stock at the same exercise price as part of an earn-out structure that will be released upon the attainment of certain performance targets. The holder of the Warrant is entitled to certain "piggy-back" registration rights related to the Warrants.

The acquisition will assist theglobe.com in its desire to enter into the fast-growing VoIP communications markets by providing theglobe.com with a technology platform from which it will seek to develop and market cost effective, next generation products and services to both consumers and enterprises. The Company is in the process of developing a business plan to enable it to utilize this technology. The Company intends to deliver its voice communications services offerings through a subsidiary under the brand name "voiceglo." In addition to further development of the technology, the Company believes that launching "voiceglo" may require significant additional capital. Obtaining financing from any unaffiliated third party is very unlikely and any financing that could be obtained would dilute existing shareholders. The Company is currently seeking patent protection for certain of the assets acquired, but there can be no assurance that any such patent will be granted, or that even if granted, that it will be commercially viable.

ADVERTISING

We continue to attract major advertisers to our Computer Games print magazine, which is a widely respected consumer print magazine for gamers. In 2002, no single advertiser accounted for more than 10% of total revenues. For the twelve months ended December 31, 2002, over 53 clients advertised on our sites and in our Computer Games magazine. Following a series of cost reduction measures and restructuring, we currently have an internal advertising sales staff of two (2) professionals , both of whom are dedicated to selling advertising space in our Computer Games print magazine. Although these professionals focus on developing long-term strategic relationships with clients as they sell advertisements in our Computer Games print magazine and its online counterpart Computer Games Online, most of our actual advertising contracts are for periods of one to three months. A significant portion of our sales personnel's compensation is commission based.

COMPETITION

Competition among games print magazines is high. We compete for advertising and circulation revenues principally with publishers of other technology and games magazines with similar editorial content as our magazine. The technology magazine industry has traditionally been dominated by a small number of large publishers. We believe that we compete with other technology and games publications based on the nature and quality of our magazines' editorial content and the attractive demographics of our readers. In recent years, demand for online and PC based games has decreased as non PC based game consoles, including those from Sony (PlayStation II), Microsoft (X-Box) and Nintendo (Game Boy and GameCube), have made major product advancements.

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

We believe our Chips & Bits games distribution business faces competition from a variety of competitors, including:

     -    Mall stores such as Gamestop and Electronics Boutique
     -    Discount chains such as Costco, Wal-Mart and Target
     -    Electronics chains such as Best Buy and CompUSA
     -    Office stores such as Staples and Office Depot
     -    Online stores such as EBWorld
     -    Direct online games, which bypass traditional sales venues

The market situation continues to be a challenge for Chips & Bits due to recent advances in console and online games, which have lower margins and traditionally less sales loyalty to Chips & Bits. Chips & Bits depends on major releases in the Personal Computer (PC) market for the majority of sales and profits. The game industry's focus on X-Box, Playstation II and GameCube has dramatically reduced the number of major PC releases. Because of the large installed base of personal computers, we believe PC based games continue to represent a good longer term market. However, we cannot predict when and if there will be a turnaround in the PC game market.

Competition among games-focused websites is also growing rapidly, as new companies continue to enter the market and existing companies continue to layer games applications onto their websites. We expect that the market will continue to evolve rapidly, and the rate of product innovations and new product introductions will remain high. We face competitive pressures from many companies, both in the United States and abroad. With the abundance of companies operating in the games market, consumers and advertisers have a wide selection of services to choose from. Our games information websites compete for users and advertisers with:

          - Games information sites such as Snowball's IGN, ZDnet's Gamespot, and CNET's GameCenter; and,
          - Online games centers, where users can play games such as Uproar, Pogo and Terra Lycos' Gamesville.

In addition, many companies involved in the games market may be acquired by, receive investments from, or enter into commercial relationships with larger, well-established and well-financed companies. As a result of this highly fragmented and competitive market, consolidations and strategic ventures may continue in the future.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

We regard substantial elements of our Websites and underlying technology as proprietary. In addition, we are seeking to develop proprietary technology through our recent acquisition of certain VoIP assets. We attempt to protect them by relying on intellectual property laws. We also generally enter into confidentiality agreements with our employees and consultants and in connection with our license agreements with third parties. We also seek to control access to and distribution of our technology, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar technology independently. We pursue the registration of our trademarks in the United States and internationally and we are currently pursuing patent protection for certain of our VoIP assets.

Effective trademark, service mark, copyright, patent and trade secret protection may not be available in every country in which our services are made available through the Internet. Policing unauthorized use of our proprietary information is difficult. Existing or future trademarks or service marks applied for or registered by other parties and which are similar to ours may prevent us from expanding the use of our trademarks and service marks into other areas. (See "Risk Factors-We rely on intellectual property and proprietary rights.")

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

We are subject to laws and regulations that are applicable to various Internet activities. There are many legislative and regulatory proposals under consideration by federal, state, local and foreign governments and agencies, including matters relating to:

          -    online content;
          -    privacy;
          -    Internet taxation;
          - liability for information retrieved from or transmitted over the Internet;
          -    jurisdiction
          -    domain names; and,

          -    internet telephony (VoIP) regulation.

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

Restrictions on Transmitting Indecent and Obscene Content to Minors. Other federal and state statutes specifically prohibit transmission of certain content to minors. The Child Online Protection Act requires websites engaged in the business of the commercial distribution of material that is deemed to be obscene or harmful to minors to restrict minors' access to this material. However, the Child Online Protection Act exempts from liability telecommunications carriers, Internet service providers and companies involved in the transmission, storage, retrieval, hosting, formatting or translation of third-party communications where these companies do not select or alter the third-party material. In 1999, a federal district court in Pennsylvania entered a preliminary injunction preventing enforcement of the harmful-to-minors portion of the act. The provisions of the act relating to obscenity, however, remain in effect. On June 22, 2000, United States Court of Appeals for the Third Circuit affirmed the lower court ruling. The United States Supreme Court vacated the judgment and remanded the case to the Third Circuit on May 13, 2002, and the Third Circuit again affirmed the lower court on March 6, 2003. Another round of appeals is possible, followed by eventual trial in the lower court. A similar state statute in New Mexico has been found unconstitutional by the Tenth Circuit Court of Appeals.

Consumer Fraud and Advertising. Some states have enacted laws or adopted regulations that expressly or as a matter of judicial interpretation apply various consumer fraud and false advertising requirements to parties who conduct business over the Internet. The constitutionality and the enforceability of some of these statutes is unclear at this time. The Federal Trade Commission has stated that its rules applying to consumer fraud and false advertising apply to business conducted over the Internet.

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

Privacy Legislation. Federal and state legislatures have adopted a number of laws regulating privacy. The Children's Online Privacy Protection Act (COPPA) requires websites that collect information from children to comply with certain requirements. The Gramm-Leach-Bliley (GLB) Act contains provisions that govern information collection by financial institutions. Because the definition of "financial institution" is extremely broad under the Act, and regulatory authorities have yet to bring a substantial number of actions for enforcement, the precise scope of the regulation cannot be predicted with certainty at this time.

In addition, numerous bills relating to consumer privacy have been introduced in Congress. We cannot predict the exact form of any legislation that the Congress might enact. Accordingly, we cannot assure you that our current practices will comply with any legislative scheme that Congress ultimately adopts or that we will not have to make significant changes to comply with such laws.

California has enacted a law, to take effect July 3, 2003, that will require any company that does business in California to notify customers of any computer security breach that results in possible access to personal information by an unauthorized person. The constitutionality of the law, and its cost and effect on business, have yet to be determined.

FTC Enforcement Activity. The Federal Trade Commission Act prohibits unfair and deceptive practices in and affecting commerce. The FTC Act authorizes the FTC to seek injunctive and other relief for violations of the FTC Act, and provides a basis for government enforcement of fair information practices. In addition, the FTC has enforcement power over privacy policies under the GLB Act and COPPA. Failure to comply with a stated privacy policy may constitute a deceptive practice in some circumstances and the FTC would have authority to pursue the remedies available under the FTC Act for any violations. Furthermore, in some circumstances, the FTC may assert that information practices may be inherently deceptive or unfair, regardless of whether the entity has publicly adopted any privacy policies.

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

Recently, the FTC has indicated that it will investigate and bring complaints against Internet service providers that fail to provide a sufficient or advertised level of security for private information. In 2002, the FTC settled charges against Eli Lilly after an accidental release of information concerning persons on a mailing list for the medication Prozac; and the FTC settled charges against Microsoft that alleged Microsoft's Passport service failed to provide the promised "reasonable security measures" for protecting personal information, even though no breach had occurred.

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

    LIABILITY FOR INFORMATION RETRIEVED FROM OR TRANSMITTED OVER THE INTERNET

Liability issues relating to information retrieved or transmitted over the Internet include claims for copyright or trademark infringement, defamation, unsolicited electronic mail, negligence, trespass, or other claims based on the nature and content of these materials.

Defamation. The Communications Decency Act of 1996 provides that no provider or user of an interactive computer service shall be treated as the publisher or speaker of any information provided by another information content provider. However, future legislation or court decisions may limit the availability of this defense in all circumstances in which it currently applies.

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

Unsolicited Commercial E-mail. A number of states have adopted legislation that prohibits the transmission of unsolicited commercial e-mail.

Most such statutes exempt Internet service providers from liability, but the scope of such exemptions may vary from jurisdiction to jurisdiction. In addition, new legislation or strengthened legislation may be passed to combat unsolicited commercial e-mail. Such legislation could subject us to liability or have an adverse effect on our business.

Third-party Content. Materials may be downloaded and publicly distributed over the Internet by the Internet services operated or facilitated by us. The Digital Millennium Copyright Act exempts Internet service providers from liability for copyright infringement for materials posted or transmitted by third parties provided certain requirements are met. Nevertheless, future legislation or regulations or court decisions may hold us liable for listings and other content accessible through our website, including through hyperlinks, or through content and materials posted in our chat rooms or bulletin boards. Liability might arise from claims alleging that, by directly or indirectly providing hyperlinks to websites operated by third parties, we are liable for copyright or trademark infringement or other wrongful actions by these third parties. If any material on our website contains informational errors, someone might sue us for losses incurred in reliance on the erroneous information. We attempt to reduce our exposure to potential liability through, among other things, provisions in member agreements, user policies, insurance and disclaimers. However, the enforceability and effectiveness of these measures are uncertain. Future legislation or regulation in the area of liability for information received from or transmitted over the Internet could decrease the growth of Internet use. These factors could decrease the demand for our services. We may also incur significant costs in investigating and defending against these claims.

                                  JURISDICTION

Due to the global reach of the Internet the governments of various states and foreign countries have attempted to regulate Internet activity and may assert that their laws and regulations are applicable to our transmissions or activities. Our facilities are now located primarily in Florida and Vermont. We cannot assure you that violations of the laws of other jurisdictions will not be alleged or charged by state or foreign governments and that these laws will not be modified, or new laws enacted, in the future. Any actions of this type could have a material adverse effect on our business.

                                  DOMAIN NAMES

Domain names have been the subject of significant trademark litigation in the United States and internationally. The current system for registering, allocating and managing domain names has been the subject of litigation and may be altered in the future. The regulation of domain names in the United States and in foreign countries may change. Regulatory bodies are anticipated to establish additional top-level domains and may appoint additional domain name registrars or modify the requirements for holding domain names, any or all of which may dilute the strength of our names. We may not acquire or maintain our domain names in all of the countries in which our web sites may be accessed, or for any or all of the top-level domain names that may be introduced.

We have registered several domain names. We cannot assure you that third parties will not bring claims for infringement, dilution or cybersquatting against us for the use of these names. Moreover, because domain names derive value from the individual's ability to remember the names, we cannot assure you that our domain names will not lose their value if, for example, users begin to rely on mechanisms other than domain names to access online resources. We cannot assure you that our domain names will not lose their value, or that we will not have to obtain entirely new domain names in addition to or in place of our current domain names.

                      INTERNET TELEPHONY (VOIP) REGULATION

Although we have not yet launched such services, aided by our recent acquisition of certain VoIP technology, we are currently developing and intend to enter into the VoIP services business. The use of the Internet and private IP networks to provide voice communications services is a relatively recent market development. Although the provision of such services is currently permitted by United States federal law and largely unregulated within the United States, several foreign governments have adopted laws and/or regulations that could restrict or prohibit the provision of voice communications services over the Internet or private IP networks. In the United States, the Federal Communications Commission (FCC) has so far declined to conclude that IP telephony services constitute telecommunications services but has indicated that it would undertake a subsequent examination of the question whether certain forms of phone-to-phone Internet telephony are information services or telecommunications services. The FCC has indicated that in the future it would consider the extent to which phone-to-phone-Internet telephony providers could be considered "telecommunications carriers" such that they could be subject to the regulations governing traditional telephone companies such as the imposition of access charges. To date the FCC has determined that providers of Internet telephony services should not be required to pay interstate access charges, this decision may be reconsidered in the future. We cannot predict what regulations, if any the FCC will impose.

Although Internet telephony and VoIP services are presently largely unregulated by the state governments, such state governments and their regulatory authorities may assert jurisdiction over the provision of intrastate IP communications services where they believe that their telecommunications regulations are broad enough to cover regulation of IP services. Various state regulatory authorities have initiated proceedings to examine the regulatory status of Internet telephony services, and in several cases rulings have been obtained to the effect that the use of the Internet to provide certain intrastate services does not exempt an entity from paying intrastate access charges in the jurisdictions in question. As state governments, courts, and regulatory authorities continue to examine the regulatory status of Internet telephony services, they could render decisions or adopt regulations affecting providers of Internet telephony services or requiring such providers to pay intrastate access charges or to make contributions to universal service funding. Should the FCC determine to regulate IP services, states may decide to follow the FCC's lead and impose additional obligations as well.

The regulatory treatment of IP communications outside the United States varies significantly from country to country. Some countries currently impose little or no regulation on Internet telephony services, as in the United States. Other countries, including those in which the governments prohibit or limit competition for traditional voice telephony services, generally do not permit Internet telephony services or strictly limit the terms under which those services may be provided. Still other countries regulate Internet telephony services like traditional voice telephony services, requiring Internet telephony companies to make various telecommunications service contributions and pay other taxes.

More aggressive regulation of Internet telephony providers and VoIP services may adversely affect our proposed VoIP business operations, and ultimately our financial condition, operating results and future prospects.

EMPLOYEES

As of December 31, 2002, we had approximately 21 full-time employees. Our future success depends, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel. Competition for these persons is intense. From time to time, we also employ independent contractors to support our research and development, marketing, sales and support and administrative organizations. Our employees are not represented by any collective bargaining unit and we have never experienced a work stoppage. We believe that our relations with our employees are good.

In conjunction with our November 2002 acquisition of certain VoIP assets, the Company has entered into an employment agreement with Brian Fowler whereby Mr. Fowler will serve as Chief Technical Officer of theglobe.com. Per the Agreement, Mr. Fowler receives a base salary of $125,000 per annum and is subject to significant non-compete provisions. The term of the employment agreement is annual with renewal options.

ITEM 2. PROPERTIES

Effective August 1, 2002, we terminated our lease at our temporary office facility in New York City and relocated the Company's corporate offices to temporary space in Fort Lauderdale, Florida. We maintain approximately 9,500 square feet of office space in two separate locations in Vermont in connection with our Computer Games magazine and Chips & Bits, Inc. operations. We own one property and the other is a lease which expires in September 2005.

ITEM 3. LEGAL PROCEEDINGS

On and after August 3, 2001 and as of the date of this filing, the Company is aware that six putative shareholder class action lawsuits were filed against the Company, certain of its current and former officers and directors, and several investment banks that were the underwriters of the Company's initial public offering. The lawsuits were filed in the United States District Court for the Southern District of New York. The lawsuits purport to be class actions filed on behalf of purchasers of the stock of the Company during the period from November 12, 1998 through December 6, 2000. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company's initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the Prospectus for the Company's initial public offering was false and misleading and in violation of the securities laws because it did not disclose these arrangements. On December 5, 2001, an amended complaint was filed in one of the actions, alleging the same conduct described above in connection with both the Company's November 23, 1998 initial public offering and its May 19, 1999 secondary offering. The actions seek damages in an unspecified amount. On February 19, 2003, a motion to dismiss all claims against the Company was denied by the Court. The Company and its current and former officers and directors intend to vigorously defend the actions. The complaints have been consolidated into a single action, entitled Kofsky v. theglobe.com, inc. et al., Case No. 01 Civ. 7247. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of this litigation could have a material adverse impact on our business, financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our stockholders for a vote during the three months ended December 31, 2002.

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


                                   2002          2001
                               ------------  ------------
                               High    Low   High    Low
                               -----  -----  -----  -----
               Fourth Quarter  $0.17  $0.05  $0.08  $0.03
               Third Quarter   $0.12  $0.01  $0.23  $0.01
               Second Quarter  $0.08  $0.04  $0.34  $0.13
               First Quarter   $0.09  $0.03  $0.88  $0.05



The market price of our Common Stock is highly volatile and fluctuates in response to a wide variety of factors. (See "Risk Factors-Our stock price is volatile.")

HOLDERS OF COMMON STOCK

We had approximately 467 holders of record of Common Stock as of March 18, 2003. This does not reflect persons or entities that hold Common Stock in nominee or "street" name through various brokerage firms.

DIVIDENDS

We have not paid any cash dividends on our Common Stock since our inception and do not intend to pay dividends in the foreseeable future. Our board of directors will determine if we pay any future dividends.

RECENT SALES OF UNREGISTERED SECURITIES

In connection with the acquisition of certain VoIP assets, on November 14, 2002, the Company issued 1.75 million warrants to acquire shares of theglobe.com's Common Stock at the price of $.065 per share. The Company also issued 425,000 warrants to acquire shares of theglobe.com Common Stock at the same exercise price as part of an earn-out structure that will be released upon the attainment of certain performance targets. The warrants were issued to a total of two individuals. The warrants (including the 425,000 warrants to the extent earned) are exercisable until November 14, 2003. Warrant holders are entitled to certain "piggy-back" registration rights related to the warrants. The Company relied upon the exemption afforded by section 4(2) of the Securities Act of 1933 in issuing the warrants without registration.

SECURITIES OFFERED UNDER EQUITY COMPENSATION PLANS

                    Number of securities to be    Weighted-average exercise
                      issued upon exercise of       price of outstanding     Number of securities remaining
                   outstanding options, warrants    options, warrants and    available for future issuance
Plan category               and rights                     rights            under equity compensation plan
-----------------  -----------------------------  -------------------------  ------------------------------
Equity
Compensation
plans approved by
security holders                         796,440                       4.55                       5,535,560
-----------------  -----------------------------  -------------------------  ------------------------------
Equity
Compensation
plans not
approved by
security holders                       5,175,000                       0.02                               -
-----------------  -----------------------------  -------------------------  ------------------------------
Total                                  5,971,440                       0.63                       5,535,560
-----------------  -----------------------------  -------------------------  ------------------------------

Equity compensation plans not approved by security holders includes the following:

          - 425,000 shares of common stock of theglobe.com, inc., par value $.001 per share (the "Common Stock"), issued to Charles Peck pursuant to the Non-Qualified Stock Option Agreement dated June 1, 2002 at an exercise price of $0.035 per share. These stock options vested immediately and have a life of ten years from date of grant.
          - 1,750,000 shares of Common Stock of theglobe.com, inc., issued to Edward A. Cespedes pursuant to the Non-Qualified Stock Option Agreement dated August 12, 2002 at an exercise price of $0.02 per share. These stock options vested immediately and have a life of ten years from date of grant.
          - 2,500,000 shares of Common Stock of theglobe.com, inc., issued to Michael S. Egan pursuant to the Non-Qualified Stock Option Agreement dated August 12, 2002 at an exercise price of $0.02 per share. These stock options vested immediately and have a life of ten years from date of grant.
          - 500,000 shares of Common Stock of theglobe.com, inc., issued to Robin M. Segaul pursuant to the Non-Qualified Stock Option Agreement dated August 12, 2002 at an exercise price of $0.02 per share. These stock options vested immediately and have a life of ten years from date of grant.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data with respect to our consolidated balance sheets as of December 31, 2002 and 2001 and the related consolidated statements of operations for the years ended December 31, 2002, 2001, and 2000 have been derived from our audited consolidated financial statements which are included herein and have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations since inception that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note
2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The selected consolidated financial data with respect to our consolidated balance sheets as of December 31, 2000, 1999, and 1998 and the related consolidated statements of operations for the years ended December 31, 1999 and 1998 have been derived from our audited consolidated financial statements, which are not included herein. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                         YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------------
                                           2002        2001       2000       1999       1998
                                         ---------  ----------  ---------  ---------  --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF
  OPERATIONS DATA:
Revenues. . . . . . . . . . . . . . . .  $  9,667   $ 16,074   $  29,862   $ 18,641   $ 5,510
Cost of revenues. . . . . . . . . . . .     5,563     12,145      19,080      8,548     2,136
                                         ---------  ----------  ---------  ---------  --------
Gross profit. . . . . . . . . . . . . .     4,104      3,929      10,782     10,093     3,374
Operating expenses:
  Sales and marketing . . . . . . . . .     3,523      9,755      23,917     19,352     9,402
  Product development . . . . . . . . .       653      3,811      10,242     10,488     2,633
  General and administrative. . . . . .     2,869      6,596      13,173     12,165     6,828
  Restructuring and impairment
   charges. . . . . . . . . . . . . . .         -     17,091      41,348         -          -
  Non-recurring charges . . . . . . . .         -          -           -         -      1,370
  Amortization of goodwill and
   intangible assets                            -      8,469      27,236     20,460         -
                                         ---------  ----------  ---------  ---------  --------
Total operating expenses. . . . . . . .     7,045     45,722     115,916     62,465    20,233
                                         ---------  ----------  ---------  ---------  --------
Loss from operations. . . . . . . . . .    (2,941)   (41,793)   (105,134)   (52,372)  (16,859)
Gain on early retirement of debt .  . .         -          -           -      1,356         -
Other income, net . . . . . . . . . . .       338      1,189       1,536      1,705       892
                                         ---------  ----------  ---------  ---------  --------
Loss before provision for income taxes.    ( 2,603)   (40,604)   (103,598)   (49,311) (15,967)
Provision for income taxes. . . . . . .        12         16         268        290        79
                                         ---------  ----------  ---------  ---------  --------
Net loss. . . . . . . . . . . . . . . .  $ (2,615)  $(40,620)  $(103,866)  $(49,601) $(16,046)
                                         =========  ==========  =========  =========  ========

Basic and diluted net loss per
  Share(1) (2). . . . . . . . . . . . .  $  (0.09)  $  (1.34)  $   (3.43)  $  (2.00) $  (3.37)
                                         =========  ==========  =========  =========  ========
Weighted average shares outstanding
used in basic and diluted per share
calculation (1) . . . . . . . . . . . .    30,382     30,382      30,286     24,777     4,762
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

(2) In 1999, gain on early retirement of debt was presented as an extraordinary item; the Company has reclassified this gain in accordance with SFAS No. 145.

                                                      DECEMBER 31,
                                      ------------------------------------------
                                       2002    2001     2000     1999     1998
                                      ------  -------  -------  -------  -------
                                                     (in thousands)
CONSOLIDATED BALANCE SHEETS DATA:
Cash and cash equivalents and short-
  term investments . . . . . . . . .  $  725  $2,614   $16,346  $55,875  $30,149
Working capital. . . . . . . . . . .     532   3,012    13,568   52,965   27,009
Total assets . . . . . . . . . . . .   3,047   5,973    54,531  138,843   38,130
Long term debt . . . . . . . . . . .      88       -         -        -        -
Capital lease obligations, excluding
  current installments . . . . . . .       -       -       382    2,201    2,006
Total stockholders' equity . . . . .     823   3,262    43,946  126,909   30,301



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Throughout 2000 and 2001, and to a lesser extent, in 2002, the Company embarked on a significant restructuring of its businesses operations, selling off many of its businesses and closing others. As of December 31, 2002, we were a network of three wholly owned properties, each of which specializes in the games business by delivering games information and selling games in the United States and abroad. These properties are: our print publication Computer Games Magazine; our Computer Games Online website (www.cgonline.com), which is the online counterpart to Computer Games Magazine; and our Chips & Bits, Inc. (www.chipsbits.com) games distribution company. Management of the Company continues to actively explore a number of strategic alternatives for its remaining online and offline game properties, including continuing its existing operations and using its cash on hand, selling some or all of these properties and/or entering into new or different lines of business.

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

Set forth below is a summary of certain significant corporate actions taken by the Company in the last three fiscal years as it has sought to effectuate its restructuring and implement its business plans. In December 1999, we acquired the web hosting assets of Webjump.com, a web hosting property that primarily focused on small businesses. The total purchase price for this transaction was $13.0 million and was primarily comprised of 1.1 million shares of Common Stock. An additional $12.5 million, payable in newly issued shares of Common Stock, was contingent based upon the attainment of certain performance targets measured as of November 30, 2000. Management determined that such targets were not achieved as of the measurement date, however, on February 14, 2001 the former shareholder group filed a law suit against us claiming that they were entitled to $9.5 million related to the above mentioned targets. That lawsuit was settled by the Company for payment of $175,000 in August 2001.

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

In 2001, due to the decline in the advertising market, the Company was forced to take cost-reduction and restructuring initiatives, which included closing its community www.theglobe.com effective August 15, 2001. The Company then began to aggressively seek buyers for some or all of its remaining online and offline properties, which consisted primarily of games-related properties. In October 2001, the Company sold all of the assets used in connection with the Games Domain and Console Domain websites to British Telecommunications plc, and all of the assets used in connection with the Kids Domain website to Kaboose Inc.

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

Effective June 1, 2002, Chairman Michael S. Egan and Director Edward A. Cespedes became Chief Executive Officer and President of the Company, respectively. In August 2002, the Company's corporate offices located at 2 Penn Plaza, Suite 1500, New York, New York, 10121 were closed and relocated to: 110 East Broward Boulevard, Suite 1400, Fort Lauderdale, Florida 33301. The Company's corporate mailing address is: P.O. Box 029006, Fort Lauderdale, Florida 33302.

Effective July 10, 2002, we launched various direct marketing initiatives through a newly createddivision called tglo direct. The subsidiary markets products such as safe e-mail lists, e-books, lead generation tools and other products to entrepreneurs that wish to enter into new web-based businesses or promote their existing businesses. Most of the products are subscription-based, with prices ranging from approximately $11.00 per year to approximately $69.95 per year. This operation is in "beta" launch and accounted for only $4,000 of revenue in 2002. The Company is investigating ways to increase the level of this business.

Effective August 8, 2002, we dismissed our independent accountants, KPMG LLP ("KPMG"), and engaged Rachlin Cohen & Holtz LLP ("Rachlin Cohen") as our new independent accountants.

On November 14, 2002, we acquired certain VoIP assets. We issued 1.75 million warrants to acquire shares of our Common Stock in conjunction with the closing of this acquisition. The Company also issued 425,000 warrants to acquire shares of Common Stock as part of an earn-out structure. These warrants are held in escrow by the Company and will only be released upon attainment of certain performance targets. In conjunction with the acquisition, E&C Capital Partners, a privately held investment vehicle controlled by our Chairman and Chief Executive Officer, Michael S. Egan and our President, Edward A. Cespedes, entered into a letter of intent with theglobe.com to provide new financing in the amount of $500,000 through the purchase of a new series of preferred securities. This investment was consummated on March 28, 2003.

On February 25, 2003, the Company entered into a Loan and Purchase Option Agreement with a development stage internet related business venture pursuant to which it agreed to loan the venture up to $160,000 to fund its operating expenses and obtained the option to acquire all of the outstanding capital stock of the venture in exchange for, when and if exercised, $40,000 and the issuance of an aggregate of 2,000,000 unregistered restricted shares of theglobe.com's common stock (See Note 2 of notes to the consolidated financial statements - Management's Plans).

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

Revenues. Our revenues were derived principally from the sale of print advertisements under short-term contracts in our games information magazine Computer Games, which was acquired in February 2000; through the sale of video games and related products through games distribution business Chips & Bits, Inc.; and through the sale of our games information magazine through newsstands and subscriptions.

Revenues decreased to $9.7 million for the year ended December 31, 2002 as compared to $16.1 million for the year ended December 31, 2001. Advertising revenues for the year ended December 31, 2002 were $3.1 million, which represented 32% of total revenues. Advertising revenues for the year ended December 31, 2001 were $6.4 million, which represented 40% of total revenues. The decrease in advertising revenues was primarily attributable to continued industry-wide decreases in the online advertising market, which are expected to continue, and to a dramatic reduction in the Company's sales force as part of the August 2001 cost reduction and restructuring initiatives, which included closing of www.theglobe.com website business. We had no advertising revenue from our online properties for the year ended December 31, 2002, compared to $2.9 million for the year ended December 31, 2001. Advertising revenue from our games magazine accounted for $3.1 million and $3.5 million, of the total advertising revenues for the years ended December 31, 2002 and December 31, 2001, respectively. Sales of our games information magazine through newsstands and subscriptions accounted for $3.5 million, or 36%, and $4.6 million, or 29%, of total revenues for the years ended December 31, 2002 and December 31, 2001, respectively. The decrease is due to negative industry trends. Barter advertising revenues represented 1% of total revenues for the year ended December 31, 2002 and 1% of total revenues for the year ended December 31, 2001.

Sales of merchandise through our online store accounted for 31% of total revenues for the year ended December 31, 2002, or $3.1 million, as compared to 31% for the year ended December 31, 2001, or $5.1 million. The decrease was partially attributable to advances in console and online games, which traditionally have less sales loyalty to our online store, and to a dramatic reduction in the number of major PC games releases, on which our online store relies for the majority of sales and profits.

Cost of Revenues. Cost of revenues consists primarily of Internet connection charges, staff and related costs of operations personnel, depreciation and maintenance costs of website equipment, printing costs of our games magazine and the costs of merchandise sold and shipping fees in connection with our online store. Gross margins were 42% and 24% for the years ended December 31, 2002 and December 31, 2001, respectively. The year-to-year increase in gross margins was primarily attributable a higher concentration of revenue derived from subscriptions and newsstand sales of the magazine, which has higher gross margins.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related expenses of sales and marketing personnel, commissions, advertising and marketing costs, public relations expenses, promotional activities and barter expenses. Sales and marketing expenses were $3.5 million for the year ended December 31, 2002 as compared to $9.8 million for the year ended December 31, 2001. The year-to-year decrease in sales and marketing expense was attributable to reduced personnel costs and decreased advertising costs. As of December 31, 2002, we have an internal advertising sales staff of two (2) professionals, both of whom are dedicated to selling advertising space in our Computer Games print magazine, and to a lesser extent on our Computer Games Online website, which is the online counterpart to Computer Games magazine. In August 2001 we were forced to lay off almost all our national sales staff due to the continued decline in the advertising market.

Product Development. Product development expenses include salaries and related personnel costs, expenses incurred in connection with the development of, testing of and upgrades to our websites and community management tools, and editorial and content costs. Product development expenses decreased to $0.7 million for the year ended December 31, 2002, as compared to $3.8 million for the year ended December 31, 2001. The year-to-year decrease was related to our restructuring and cost containment initiatives. In August 2001, we were forced to lay off almost all our product development staff due to the continued decline in the business.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related personnel costs for general corporate functions including finance, human resources, legal and facilities, outside legal and professional fees, directors and officers insurance, bad debt expenses and general corporate overhead costs. In the second quarter of 2002, severance benefits of $699,833 were recorded and paid. This amount includes $625,000 paid on May 31, 2002 to our former Chief Executive Officer, Charles Peck, reflecting the terms of his severance package. Additionally, options to purchase 425,000 shares of the Company's common stock at an exercise price of $0.035 per share were granted to Mr. Peck on May 6, 2002, valued at $13,500, also reflecting the terms of his severance package. These options immediately vested upon grant and have a life of ten years. General and administrative expenses were $2.9 million for the year ended December 31, 2002 as compared to $6.6 million for the year ended December 31, 2001. The year-to-year decrease was primarily attributable to decreased salaries and personnel costs as a result of our 2001 restructuring and cost containment initiatives. In August 2001, we were forced to lay off almost all our general and administration staff due to the continued decline in the business.

Restructuring and Impairment Charges. For the years ended December 31, 2002, and December 31, 2001, the Company recorded restructuring and impairment charges of $0.0 million and $17.1 million, respectively. Restructuring charges for 2001 related to workforce reductions and impairment charges resulting from management's ongoing business review and impairment analysis of long-lived assets. ( See "Restructuring and Impairment Charges - Year ended December 31, 2001.")

Amortization of Goodwill and Intangible Assets. Amortization expense was $0 for the year ended December 31, 2002, compared to $8.5 million for the year ended December 31, 2001. The year-to-year decrease in amortization expense was primarily attributable to the write-down of goodwill and intangibles assets that occurred in the second quarter of 2001. (See Recent Accounting Pronouncements of notes to consolidated financial statements, Note 1.) We implemented SFAS No. 142, "Goodwill and Other Intangible Assets" during 2002. Due to the fact that as of December 31, 2001 all goodwill relating to previous acquisitions had been expensed in connection with impairment evaluations performed in 2000 and 2001, the implementation of SFAS No. 142 had no impact on the 2002 consolidated financial statements.

SFAS 142 was adopted January 1 for 2002. The following table shows the Company's 2002, 2001 and 2000 results, adjusted to exclude amortization related to goodwill.

                                             Year Ended December 31
                                  --------------------------------------------
                                      2002          2001            2000
                                  ------------  -------------  ---------------

Net loss - as reported            $(2,614,661)  $(40,620,026)  $ (103,865,721)
                                  ------------  -------------  ---------------
Add back:
   Goodwill amortization                    -      8,439,174       43,893,747
                                  ------------  -------------  ---------------

Net loss per share - as adjusted  $(2,614,661)  $(32,180,852)  $(  59,971,974)
                                  ============  =============  ===============

Net loss per share - as reported  $     (0.09)  $      (1.34)  $        (3.43)
Add back:
   Goodwill amortization                    -           0.28             1.46
                                  ------------  -------------  ---------------
Net loss per share - as adjusted  $     (0.09)  $      (1.06)  $        (1.97)
                                  ============  =============  ===============

Although SFAS No. 142 requires disclosure of these amounts to reflect the impact of adoption on the Company's results for the years ending December 31, 2001 and 2000, had goodwill not been amortized and been added back, the effect would have resulted in additional impairment charges being recorded in each of the respective years.

In August 2002, we acquired certain VoIP assets which are intangible. We are currently developing a business strategy to utilize these assets. When they are placed in service, they will be amortized over their useful life and evaluated annually for impairment.

Interest and other income, net. Interest and other income, net primarily includes interest income from our cash and cash equivalents and short-term investments, interest expense related to our capital lease obligations and realized gains and losses from the sale of short-term investments. Interest and other income, net was $.3 million and $1.2 million for the years ended December 31, 2002 and December 31, 2001, respectively.

The year-to-year decrease was primary attributable to a decrease in income earned as a result of a lower cash and cash equivalent and short-term investment balances and the decline in net proceeds from the liquidation of collateral deposits for buyouts of capitalized leases which occurred in 2001.

Income Taxes. Income taxes were approximately $12,000 for the year ended December 31, 2002 compared with $16,000 for the year ended December 31, 2001. Income taxes were based solely on state and local taxes on business and investment capital. Our effective tax rate differs from the statutory federal income tax rate, primarily as a result of the uncertainty regarding our ability to utilize our net operating loss carryforwards. Due to the uncertainty surrounding the timing or realization of the benefits of our net operating loss carryforwards in future tax returns, we have placed a 100% valuation allowance against our deferred tax assets. At December 31, 2002, the Company had net operating loss carry forwards available for U.S. and foreign tax purposes of approximately $134 million. These carryforwards expire through 2022. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Due to the change in our ownership interests in the third quarter of 1997 and May 1999, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), future utilization of our net operating loss carryforwards prior to the change of ownership will be subject to certain limitations or annual restrictions. Additionally, any future ownership change could further limit the ability to use these carryforwards.

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

Revenues decreased to $16.1 million for the year ended December 31, 2001 as compared to $29.9 million for the year ended December 31, 2000. Advertising revenues for the year ended December 31, 2001 were $6.4 million, which represented 40% of total revenues. Advertising revenues for the year ended December 31, 2000 were $19.5 million, which represented 65% of total revenues. The decrease in advertising revenues was primarily attributable to a significant industry-wide decrease in the online advertising market, which continued through the full-year 2002, and to a dramatic reduction in the Company's sales force as part of the August 2001 cost reduction and restructuring initiatives, which included closing of www.theglobe.com website business. Advertising revenue from our online properties decreased to $2.9 million for the year ended December 31, 2001, compared to $15.0 million for the year ended December 31, 2000. Advertising revenue from our games magazine, which was acquired in February 2000, accounted for $3.5 million and $4.5 million, of the total advertising revenues for the years ended December 31, 2001 and December 31, 2000, respectively. Sales of our games information magazine through newsstands and subscriptions accounted for $4.6 million, or 29%, and $3.2 million, or 11%, of total revenues for the years ended December 31, 2001 and December 31, 2000, respectively. We acquired our games information magazine in February 2000. Price increases and significant increases in circulation account for the year-over-year increase. Barter advertising revenues represented 1% of total revenues for the year ended December 31, 2001 and 4% of total revenues for the year ended December 31, 2000.

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

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related expenses of sales and marketing personnel, commissions, advertising and marketing costs, public relations expenses, promotional activities and barter expenses. Sales and marketing expenses were $9.8 million for the year ended December 31, 2001 as compared to $23.9 million for the year ended December 31, 2000. The year-to-year decrease in sales and marketing expense was attributable to reduced personnel costs and decreased advertising costs. As of December 31, 2001, we have an internal advertising sales staff of two (2) professionals as of December 31, 2001, both of whom are dedicated to selling advertising space in our Computer Games print magazine, and to a lesser extent on our Computer Games Online website, which is the online counterpart to Computer Games magazine. In August 2001, we were forced to lay off almost all our national sales staff due to the continue decline in the advertising market. As of December 31, 2001, we had 19 employees employed in our sales and marketing department.

Product Development. Product development expenses include salaries and related personnel costs, expenses incurred in connection with the development of, testing of and upgrades to our websites and community management tools, and editorial and content costs. Product development expenses decreased to $3.8 million for the year ended December 31, 2001, as compared to $10.5 million for the year ended

December 31, 2000. The year-to-year decrease was related to our restructuring and cost containment initiatives. In August 2001, we were forced to lay off almost all our product development staff due to the continued decline in the business. As of December 31, 2001, we had 12 employees employed in our product development department.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related personnel costs for general corporate functions including finance, human resources, legal and facilities, outside legal and professional fees, directors and officers insurance, bad debt expenses and general corporate overhead costs. General and administrative expenses were $6.6 million for the year ended December 31, 2001 as compared to $13.2 million for the year ended December 31, 2000. The year-to-year decrease was primarily attributable to decreased salaries and personnel costs as a result of our restructuring and cost containment initiatives. In August 2001, we were forced to lay off almost all our general and administration staff due to the continue decline in the business. As of December 31, 2001, we had 8 employees employed in our general and administration department.

Restructuring and Impairment Charges. For the years ended December 31, 2001, and December 31, 2000, the Company recorded restructuring and impairment charges of $17.1 million and $41.3 million, respectively. See "Restructuring and Impairment Charges" below.

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


RESTRUCTURING AND IMPAIRMENT CHARGES.

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

In the second quarter of 2001, we recorded impairment charges of $4.5 million related to the servers and computers used for serving and hosting our former properties, www.webjump.com and www.theglobe.com, as a result of management's ongoing business review and impairment analysis performed under its existing policy regarding impairment of long-lived assets.

In the third quarter of 2001, we continued our cost cutting measures. We eliminated 60 additional positions, or 58% of our workforce. As a result, severance benefits of $1.0 million were paid in the third quarter of 2001.

Additionally, we terminated our lease at 120 Broadway in New York and relocated our operations to a significantly smaller temporary facility in New York, in September 2001. In August 2002 we relocated our executive offices to Ft. Lauderdale, Florida. We also decided to shut down our www.theglobe.com and www.webjump.com websites effective August 15, 2001. The servers located in a facility in Staten Island, New York were in use through August 31, 2001. We discontinued the use of these servers on August 31, 2001 and we are now using outsourced hosted facilities for our live websites. As a result of these measures, we recorded net restructuring and impairment charges related to the fixed assets consisting of computer hardware and software, furniture and fixtures, communications equipment and leasehold improvements at the two locations totaling approximately $3.67 million, and miscellaneous net restructuring credit amounts related to the settlement of prepaid items, accruals and capital lease obligations totaling approximately $0.26 million.

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

In the fourth quarter of 2001, severance benefits of $0.1 million were paid out relating to the cost cutting measures initiated in the third quarter 2001. The company recorded an additional impairment charge of $3.3 million in goodwill related to Chips & Bits and Strategy Plus as a result of management's ongoing business review and impairment analysis performed under its existing policy regarding impairment of long-lived assets.

Where impairment indicators were identified, management determined the amount of the impairment charge by comparing the carrying values of goodwill and other long-lived assets to their fair values. Management determines fair value based on a market approach, which during 2001, mainly included proposals for sale of its business properties. As a result, during management's quarterly review of the value and periods of amortization of both goodwill and other long-lived assets, it was determined that the carrying values of goodwill and certain other tangible and intangible assets were not fully recoverable.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2002, we had approximately $0.7 million in cash and cash equivalents. Net cash used in operating activities was ($2.0) million, ($16.4) million, and ($34.7) million for the years ended December 31, 2002, December 31, 2001, and December 31, 2000, respectively. The decrease in net cash used in operating activities from December 31, 2001 to December 31, 2002 resulted primarily from a decrease in our net operating losses, exclusive of depreciation expenses and non-cash charges. This decrease was also attributable to reductions in accounts receivable, accounts payable, accrued expenses and deferred revenue offset by an increase in prepaid expenses.

Net cash provided by investing activities was $0.1 million, $7.2 million, and $13.3 million for the years ended December 31, 2002, December 31, 2001, and December 31, 2000, respectively. The decreases in net cash provided by investing activities was primarily attributable to decreases in the proceeds received from the sale of short-term investments, decreases in the receipt of security deposits which were partially used to buy out certain capital and operating lease obligations in 2001 and decreases in proceeds from the sale of property offset by lower purchases of property and equipment.

Net cash used in financing activities was approximately ($0.01) million, ($1.6) million, and( $2.0) million for the years ended December 31, 2002, December 31, 2001, and December 31, 2000, respectively. The decrease from December 31, 2001 to December 31, 2002 in net cash used in financing activities was primarily attributable to capital lease obligations in connection with our 2001 restructuring initiatives.

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

We have received a report from our independent accountants, relating to our December 31, 2002 audited financial statements containing an explanatory paragraph stating that our recurring losses from operations since inception and requirement for additional financing raise substantial doubt about our ability to continue as a going concern. Management and the Board of Directors are currently exploring a number of strategic alternatives and are also continuing to identify and implement internal actions to improve the Company's liquidity or financial performance. These alternatives may include selling assets, which in any such case could result in significant changes in our business plan, or entering into new or different lines of business or cessation of certain business operations or plans to expand our business.

As of December 31, 2002, our sole source of liquidity consisted of $0.7 million of cash and cash equivalents. Subsequent to December 31, 2002, we committed to loan $160 thousand to a development stage Internet related company in connection with our securing an option to acquire such third party, of which $40,000 was advanced prior to yearend. We may loan additional amounts to such company as well. Consequently, as of March 25, 2003 our liquidity had diminished to approximately $0.3 million. Our liquidity will be temporarily enhanced by the recent investment of $500,000 by an affiliate of the Company as more fully described below. We currently do not have access to any other sources of funding, including debt and equity financing facilities. The Company has limited operating capital and no current access to credit facilities. Our cash needs remain critical. Management does not believe that our current capital will sustain operations through the end of the fiscal year. If we are unable to keep operating costs down, grow revenue, and maintain terms with our creditors, we may have to try and raise additional funds through asset sales, bank borrowings, or equity or debt financing. Obtaining financing from an unaffiliated third party is very unlikely and any financing that could be obtained would dilute existing shareholders significantly.

On November 14, 2002, E & C Capital Partners, a privately held investment holding company controlled by Michael S. Egan, our Chairman and CEO and a major shareholder, and Edward A. Cespedes, our President and a Director, entered into a non-binding letter of intent with theglobe.com to provide $500,000 of new financing via the purchase of shares of a new Series F Preferred Stock of theglobe.com. On March 28, 2003, the parties signed a Preferred Stock Purchase Agreement and other related documentation pertaining to the investment and closed on the investment. Pursuant to the Preferred Stock Purchase Agreement, E & C Capital Partners received 333,333 shares of Series F Preferred Stock convertible into shares of the Company's Common Stock at a price of $0.03 per share. The conversion price is subject to adjustment upon the occurrence of certain events, including downward adjustment on a weighted-average basis in the event the Company should issue securities at a purchase price below $0.03 per share. If fully converted, and without regard to the anti-dilutive adjustment mechanisms applicable to the Series F Preferred Stock, an aggregate of approximately 16.7 million shares of Common Stock could be issued. The Series F Preferred Stock has a liquidation preference of $1.50 per share, will pay a dividend at the rate of 8% per annum and entitles the holder to vote on an "as converted" basis with the holders of Common Stock. In addition, as part of the $500,000 investment, E & C Capital Partners received warrants to purchase approximately 3.3 million shares of theglobe.com Common Stock at an exercise price of $0.125 per share. The warrant is exercisable at any time on or before March 28, 2013. E & C Capital Partners is entitled to certain demand registration rights in connection with its investment. The Company intends to use the proceeds from the investment for its general working capital requirements. As a result of the foregoing investment, the beneficial ownership (which, in accordance with applicable rules of the Securities and Exchange Commission, assumes the conversion of the Series F Preferred Stock and the exercise of the foregoing warrant) of Michael S. Egan increased from approximately 35.1 % to approximately
57.8 %. Accordingly, Mr. Egan would likely be able to exercise significant influence in, if not control, any matter submitted to a stockholder vote of the Company.

Concurrently with the closing of the preferred stock investment, certain affiliates of Michael S. Egan and Edward A. Cespedes entered into a non-binding letter of intent to loan up to $1 million to the Company pursuant to a convertible secured loan facility. The loan facility would be convertible into shares of the Company's common stock at the rate of $.09 per share, which if fully funded and converted, would result in the issuance of approximately 11.1 million shares. In addition, assuming the loan is fully funded, it is anticipated that the investor group would be issued a warrant to acquire approximately 2.2 million shares of theglobe.com Common Stock at an exercise price of $.15 per share. The convertible debt financing is subject to a number of closing conditions, including execution of definitive documentation, satisfactory resolution of certain Company liabilities and other tax and business considerations. In addition, it is contemplated that the loan facility will require that certain performance criteria be achieved by the company as a condition to all or part of the funding. The financing is also subject to completion of a loan facility and related documentation satisfactory to the parties. If consummated, the convertible debt financing will result in substantial dilution of the number of securities of theglobe.com either issued and outstanding or obtainable upon conversion of the debt or exercise of the warrant. There can be no assurance, if and when, the financing will be consummated.

The shares of our Common Stock were delisted from the NASDAQ national market in April 2001 and are now traded in the over-the-counter market on what is commonly referred to as the electronic bulletin board. The trading volume of our shares has dramatically declined since the delisting. In addition, we are now subject to a Rule promulgated by the Securities and Exchange Commission that, if we fail to meet criteria set forth in such Rule, various practice requirements are imposed on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, the Rule may have a materially adverse effect on the ability of broker-dealers to sell the securities, which may materially affect the ability of shareholders to sell the securities in the secondary market. Consequently, it has also made it more difficult for us to raise additional capital, although the Company has had some success in offering its securities as consideration for the acquisition of various business opportunities or assets. We will also incur additional costs under state blue sky laws if we sell equity due to our delisting.

EFFECTS OF INFLATION

Due to relatively low levels of inflation in 2002, 2001 and 2000, inflation has not had a significant effect on our results of operations since inception.

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

Certain of our accounting policies require higher degrees of judgment than others in their application. These include revenue recognition, valuation of customer receivables, impairment of intangible assets, restructuring reserves and income tax recognition of deferred tax items. Our policy and related procedures for revenue recognition and valuation of customer receivables are summarized below.

REVENUE RECOGNITION

The Company's revenues were derived principally from the sale of print advertisements under short-term contracts in our games information magazine Computer Games, through the sale of our games information magazine through newsstands and subscriptions; from the sale of video games and related products through our online store Chips & Bits; and through limited sale of online advertisements principally under short-term advertising arrangements, averaging one to three months. There is no certainty that events beyond anyone's control such as economic downturns or significant decreases in print advertisement will not occur and accordingly, cause significant decreases in revenue.

The Company participates in barter transactions. Barter revenues and expenses are recorded at the fair market value of services provided or received, whichever is more readily determinable in the circumstances. Revenue from barter transactions is recognized as income when advertisements or other products are delivered by the Company. Barter expense is recognized when the Company's advertisements are run on other companies' web sites or in their magazines, which typically occurs within one to six months from the period in which the related barter revenue is recognized. Barter advertising revenues represented 1% of total revenues for the year ended December 31, 2002 and 1% of total revenues for the year ended December 31, 2001.

Advertising. Advertising revenues for the games information magazine are recognized at the on-sale date of the magazine. Online advertising revenues are recognized ratably in the period in which the advertisement is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Company obligations typically include the guarantee of a minimum number of "impressions", defined as the number of times that an advertisement appears in pages viewed by the users of the Company's online properties, for a fixed fee. Payments received from advertisers prior to displaying their advertisements on the Company's sites are recorded as deferred revenues and are recognized as revenue ratably when the advertisement is displayed. To the extent minimum guaranteed impressions levels are not met, the Company defers recognition of the corresponding revenues until guaranteed levels are achieved. The Company's online advertising revenue includes the development and sale of sponsorship placements within its web sites. Development fees related to the sale of sponsorship placements on the Company's web sites are deferred and recognized ratably as revenue over the term of the contract.

Electronic Commerce and Other. Sales from the online store are recognized as revenue when the product is shipped to the customer. Freight out costs are included in net sales and have not been significant to date. The Company provides an allowance for merchandise sold through its online store. The allowance provided to date has not been significant.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." SFAS No. 4 required all gains and losses from the extinguishment of debt to be reported as extraordinary items and SFAS No. 64 related to the same matter. SFAS No. 145 requires gains and losses from certain debt extinguishment not to be reported as extraordinary items when the use of debt extinguishment is part of the risk management strategy. SFAS No. 44 was issued to establish transitional requirements for motor carriers. Those transitions are completed, therefore SFAS No. 145 rescinds SFAS No. 44. SFAS No. 145 also amends SFAS No. 13 requiring sale-leaseback accounting for certain lease modifications. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The provisions relating to sale-leaseback are effective for transactions after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's financial position or results of operations. As a result of the Company's adoption of SFAS No. 145 in 2002, the Company's $ 1.4 million, or $0.06 per share, gain on early retirement of debt in 1999, which was previously recorded as an extraordinary item, was required to be reclassified to continuing operations. (See Item 6 - Selected Consolidated Financial Data for 1999 financial information.)

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123 as it relates to the transition by an entity to the fair value method of accounting for stock-based employee compensation. The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. The Company has not yet made a decision to change the method of accounting for stock-based employee compensation.

In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" an Interpretation of ARB 51. This statement requires under certain circumstances consolidation of variable interest entities (primarily joint ventures and other participating activities). The adoption of this statement is not expected to have a significant impact on the Company's financial position or results of operations.


OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2002, we did not have any material off-balance sheet arrangements that have or are reasonably likely to have a material effect on our current or future financial condition, revenues or expenses, results of operations, liquidity, or capital resources.

CONTRACTUAL OBLIGATIONS

The following table summarizes, as of December 31, 2002, the timing of future cash payments due under certain contractual obligations (in thousands):

                                       Payments Due in
                            ------------------------------------------
                                      Less than     1-5     More than
                             Total      1 year     years     5 years
                            --------  ----------  --------  ----------

Long Term Debt              $212,000  $  124,000  $ 88,000  $        0
--------------------------  --------  ----------  --------  ----------
Employment Contract          109,000     109,000         0           0
--------------------------  --------  ----------  --------  ----------
Operating Lease Obligation   123,000      45,000    78,000           0
--------------------------  --------  ----------  --------  ----------
Other Commitments            410,000     410,000         0           0
--------------------------  --------  ----------  --------  ----------

--------------------------  ========  ==========  ========  ==========
      Total                 $854,000  $  688,000  $166,000  $        0
--------------------------  ========  ==========  ========  ==========

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

Due to the significant and prolonged decline in the Internet advertising sector, the Company elected to close its community web site at "www.theglobe.com" and its small business web-hosting property at "www.webjump.com" in August 2001. In addition, the Company is seeking buyers for its games properties in order to reduce its cash burn and preserve working capital. The Company has already sold substantially all the assets of (i) Kaleidoscope Networks Limited, the English subsidiary of Attitude Network Ltd. that operated GamesDomain.com and GamesDomain.co.uk, (ii) KidsDomain.com and KidsDomain.co.uk, and (iii) HappyPuppy.com and HappyPuppy.co.uk. In addition, the Company sold the URL of webjump.com. The Company may try to sell its remaining game properties or shift its business strategy in the future. The Company may be unable to sell its remaining games properties quickly, if at all, which would result in continued depletion of its cash position since the games business currently operates at a cash loss. The games properties may also lose some of their value while we try to sell them as we do not have full corporate staff to support these businesses. In addition, the "theglobe.com" brand continues to lose significant value since the website "www.theglobe.com" was taken offline August 15, 2001. The closing of our community site and our small business web-hosting site has also adversely affect our electronic commerce due to the inability of those web sites after their closure to refer traffic to the Chips & Bits web site. We cannot assure you that we will be able to sell all or any of the remaining games business quickly, if at all, or at any significant price, or that there will be any return to our equity holders.

WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN

We may not be able to operate the remaining business in the event that we cannot sell the business or enter into another arrangement. We may determine to use our remaining capital in a different line of business and have committed a substantial portion of our remaining capital to funding of the operations of a company upon which we have secured an option to acquire the company. At this point there are minimal prospects for a meaningful return on investment. As of December 31, 2002, our sole source of liquidity consisted of $0.7 million of cash and cash equivalents. We currently do not have access to any other sources of funding, including debt and equity financing facilities. The Company has limited operating capital and no current access to credit facilities. If we are unable to keep operating costs down, grow revenue, and maintain terms with our creditors, we may have to try and raise additional funds through asset sales, bank borrowings, or equity or debt financing. Obtaining financing from any unaffiliated third party is very unlikely and any financing that could be obtained would probably dilute existing shareholders significantly. We received a report from our independent accountants, relating to our December 31, 2002 audited financial statements, containing an explanatory paragraph stating that our recurring losses from operations since inception and requirement for additional financing raise substantial doubt about our ability to continue as a going concern.

WE MAY DECIDE TO RETAIN OUR CURRENT OPERATING BUSINESSES AND WE MAY ALSO ENTER NEW LINES OF BUSINESS WHICH MAY OR MAY NOT BE RELATED TO THE INTERNET.

Our board of directors is reviewing various options for use of our remaining assets. While we continue to seek buyers for some or all of our remaining operating businesses, our Board of Directors may decide to retain them. Regardless of whether we sell our operating businesses, our Board of Directors may consider entering into additional new or different lines of business, including non-Internet related lines of business. theglobe.com currently has a significant net operating loss carry forward that may help to offset federal income taxes in the future, should the Company achieve profitability. The rules governing use of the net operating loss carry forward asset are complex and depend on a variety of factors, including maintaining some continuity of existing business lines. There is no guarantee that we will be able to maintain use of the net operating loss carry forward if we choose to enter different business lines in the future.

OUR ACQUISITIONS, JOINT VENTURES OR STRATEGIC TRANSACTIONS ENTAIL NUMEROUS RISKS AND UNCERTAINTIES. WE MAY ENTER NEW LINES OF BUSINESS.

On February 24, 2000, we acquired Chips & Bits, Inc., an electronic commerce retailer that focuses primarily on game enthusiasts' and Strategy Plus, Inc., media property that publishes a monthly games magazine and a game enthusiast web site. Due to the significant and prolonged decline in the Internet advertising sector, we closed our community web site at "www.theglobe.com" and our small business web-hosting property at "www.webjump.com" in August 2001. On October 17, 2001, we sold the Games Domain/Console Domain websites. On October 30, 2001, we sold the Kids Domain web site. On February 27, 2002, we sold the Happy Puppy website. We also are seeking buyers for the remaining game properties. In conjunction with our efforts to sell our remaining games properties, we are considering and evaluating potential business combinations or sales of these remaining assets. If consummated, any such transaction could result in a change of control of our company or could otherwise be material to our business or to your investment in our Common Stock. In addition, as part of the sale of our games business, we could obtain stock of another company or be the surviving company in a merger. These transactions may or may not be consummated. If such a transaction is not consummated, it is unclear how long we will continue to be able to operate. We have begun to explore entering new business lines, including VoIP services. We may also enter into new or different lines of business, as determined by management and our Board of Directors. Our future acquisitions or joint ventures could result in numerous risks and uncertainties, including:

     - potentially dilutive issuances of equity securities, which may be issued at the time of the transaction or in the future if certain tests are met or not met, as the case may be. These securities may be freely tradable in the public market or subject to registration rights which could require us to publicly register a large amount of Common Stock, which could have a material adverse effect on our stock price;
     -    large and immediate write-offs;
     - significant write-offs if we determine that the business acquisition does not fit or perform up to expectations;
     - the incurrence of debt and contingent liabilities or amortization expenses related to goodwill and other intangible assets;
     - difficulties in the assimilation of operations, personnel, technologies, products and information systems of the acquired companies;
     -    the risks of entering a new or different line of business;
     - the risks of entering geographic and business markets in which we have no or limited prior experience; and
     -    the risk that the acquired business will not perform as expected.

WE EXPECT TO CONTINUE TO INCUR LOSSES.

We have incurred net losses in each quarter, except the fourth quarter of 2002 where we had net income of $11,000, since our inception and we expect that we will continue to incur net losses for the foreseeable future. We had net losses of approximately $2.6 million, $40.7 million, $103.9 million, $49.6 million, and $16.0 million for the years ended December 31, 2002, 2001, 2000, 1999, and 1998, respectively. The principal causes of our losses are likely to continue to be:

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

Chips & Bits depends on major releases in the Personal Computer (PC) market for the majority of sales and profits. The game industry's focus on X-Box, Playstation and GameCube has dramatically reduced the number of major PC releases, which resulted in significant declines in revenues and gross margins for Chips & Bits, Inc. Gross margins for Chips & Bits, Inc. were 32% and 22% for the years ended December 31, 2002 and 2001, respectively. Because of the large installed base of personal computers, these revenue and gross margin percentages may fluctuate with changes in the PC game market. However, the Company is unable to predict when, if ever, there will be a turnaround in the PC game market.

Competition among games-focused websites is also growing rapidly, as new companies continue to enter the market and existing companies continue to layer games applications onto their websites. We expect that the market will continue to evolve rapidly, and the rate of product innovations and new product introductions will remain high. We face competitive pressures from many companies, both in the United States and abroad. With the abundance of companies operating in the games market, consumers and advertisers have a wide selection of services to choose from. Our games information websites compete for users and advertisers with:

     - Games information sites such as Snowball's IGN, ZDnet's Gamespot, and CNET's GameCenter; and
     - Online games centers, where users can play games such as Uproar, Pogo and Terra Lycos' Gamesville.

In addition, many companies involved in the games market may be acquired by, receive investments from, or enter into commercial relationships with larger, well-established and well-financed companies. As a result of this highly fragmented and competitive market, consolidations and strategic ventures may continue in the future.

WE HAVE HISTORICALLY RELIED SUBSTANTIALLY ON ONLINE ADVERTISING REVENUES. THE ONLINE ADVERTISING MARKET HAS SIGNIFICANTLY DECLINED. IN ADDITION, WE HAVE DRAMATICALLY REDUCED OUR SALES FORCE DOWN TO ONLY TWO (2) SALES PEOPLE NATIONWIDE.

We historically derived a substantial portion of our revenues from the sale of advertisements on our web sites and in our magazine Computer Games Magazine. Our business model and revenues were highly dependent on the amount of traffic on our sites and our ability to properly monetize this traffic. Due to the August 3, 2001 restructuring, we now have only two (2) sales people and will have tremendous difficulty maintaining revenues and monetizing traffic to our games properties. In addition, the editorial content on certain of the game properties is only being updated periodically, if at all, which may lead to a further decrease in the number of viewers and which could adversely effect our efforts to sell these properties. The level of traffic on our sites determines the amount of online advertising inventory we can sell and the price for which we can sell our games business. Our ability to generate online advertising revenues depends, in part, on our ability to create new advertising programs without diluting the perceived value of our existing programs. Due to the reduction in headcount, we are unable to create new advertising programs going forward. Online advertising has dramatically decreased since the middle of 2000, and may continue to decline, which could continue to have a material effect on the Company. Many online advertisers have been experiencing financial difficulties which could materially impact our revenues and our ability to collect our receivables.

The development of the Internet advertising market has slowed dramatically during the last two years and if it continues to slow down, our business performance would continue to be materially adversely affected. Moreover, measurements of site visitors may not be accurate or trusted by our advertising customers. There are no uniformly accepted standards for the measurement of visitors to a web site, and there exists no one accurate measurement for any given Internet visitor metric. Indeed, different website traffic measurement firms will tend to arrive at different numbers for the same metric. For any of the foregoing reasons, we cannot assure you that advertisers will continue to purchase advertisements on our sites.

WE NOW RELY SUBSTANTIALLY ON PRINT ADVERTISING REVENUES. THE PRINT ADVERTISING MARKET HAS SIGNIFICANTLY DECLINED. IN ADDITION, WE HAVE DRAMATICALLY REDUCED OUR SALES FORCE DOWN TO ONLY TWO (2) SALES PEOPLE NATIONWIDE.

We now derive a substantial portion of our revenues from the sale of advertisements in our Computer Games print magazine. Our business model and revenues are highly dependent on the print circulation of our Computer Games magazine. Due to the August 3, 2001 restructuring, we now have only two (2) sales people and will have tremendous difficulty maintaining print advertising revenues within our Computer Games magazine. Print advertising has dramatically decreased since the middle of 2000 and may continue to decline, which could continue to have a material effect on the Company. Many print advertisers have been experiencing financial difficulties which could materially impact our revenues and our ability to collect our receivables. For these reasons, we cannot assure you that our current advertisers will continue to purchase advertisements on our sites.

OUR QUARTERLY OPERATING RESULTS FLUCTUATE AND VARY BY SEASON.

Due to our significant change in operations, our historical quarterly operating results are not reflective of future results. As a consequence, the trading price of our Common Stock would almost certainly be materially and adversely affected. The factors that will cause our quarterly operating results to fluctuate in the future include:

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

THE VOICE OVER INTERNET PROTOCOL ("VOIP") MARKET WHICH WE SEEK TO ENTER IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE AND WE WILL NEED TO DEPEND ON NEW PRODUCT INTRODUCTION AND INNOVATIONS IN ORDER TO START, MAINTAIN AND GROW OUR BUSINESS

VoIP is an emerging market that is characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products, and continuing and rapid technological advances. To enter and compete successfully in this emerging market, we must continually design, develop, manufacture, and sell new and enhanced VoIP products and services that provide increasingly higher levels of performance and reliability at lower costs. These new and enhanced products must take advantage of technological advancements and changes, and respond to new customer requirements. Our success in designing, developing, manufacturing, and selling such products and services will depend on a variety of factors, including:

     -    the identification of market demand for new products;
     -    access to sufficient capital to complete our development efforts;
     -    product and feature selection;
     -    timely implementation of product design and development;
     -    product performance;
     -    cost-effectiveness of products under development;
     -    effective manufacturing processes; and
     -    success of promotional efforts.

Additionally, we may also be required to collaborate with third parties to develop our products and may not be able to do so on a timely and cost-effective basis, if at all. If we are unable, due to resource constraints or technological or other reasons, to develop and introduce new or enhanced products in a timely manner, if such new or enhanced products do not achieve sufficient market acceptance, our operating results will suffer and our business will not grow.

WE ARE INVOLVED IN SECURITIES CLASS ACTION LITIGATION.

We are a party to the securities class action litigation described in Note 12 to the Consolidated Financial Statements - Litigation. The defense of the litigation may increase our expenses and will occupy management's attention and resources, and an adverse outcome in this litigation could materially adversely affect us.

VARIOUS STOCKHOLDERS, INDIVIDUALLY OR IN THE AGGREGATE, MAY CONTROL US.

Including all warrants, preferred stock, vested options, and all options vesting within 60 days of March 28, 2003, Michael S. Egan, our Chairman and Chief Executive Officer, beneficially owns or controls, directly or indirectly, approximately 33,040,658 shares of our Common Stock, which in the aggregate represents approximately 57.8 % of the outstanding shares of our Common Stock (treating as outstanding for this purpose the shares of Common Stock issueable upon exercise or conversion of the preferred stock, warrants and options to Mr.
Egan). Accordingly, Mr. Egan would likely be able to exercise significant influence in, if not control, any stockholder vote.

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

There are outstanding options to purchase 5,971,440 shares of Common Stock, which become eligible for sale in the public market from time to time depending on vesting and the expiration of lock-up agreements. The issuance of these securities is registered under the Securities Act. In addition, as of March 28, 2003, there are outstanding warrants to purchase up to 9,519,967 shares of our Common Stock upon exercise, including 425,000 warrants subject to an earnout arrangement and 3,333,333 warrants relating to the Series F Preferred Stock issued to E & C Capital Partners. Substantially all of our stockholders holding restricted securities, including shares issueable upon the exercise of warrants to purchase our Common Stock, are entitled to registration rights under various conditions.

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

Our Chief Financial Officer, Treasurer, Secretary and Director, Ms. Robin Segaul Lebowitz is also affiliated with Dancing Bear Investments. She is also an officer or director of other companies or entities controlled by Mr. Egan and Mr. Cespedes.

Due to their relationships with his related entities, Mr. Egan will have an inherent conflict of interest in making any decision related to transactions between their related entities and us. We intend to review related party transactions in the future on a case-by-case basis.

At our shareholder meeting in June 2002, we received shareholder approval to amend the charter of the Company to allow between 1 and 9 directors to serve on the Board of Directors due to the change in the operations of the business. Three (3) nominees were elected as directors at the Company's 2002 Annual Stockholders Meeting: Michael Egan, Edward Cespedes, and Robin Segaul Lebowitz. Effective June 1, 2002, Michael Egan became the Company's Chief Executive Officer, Edward Cespedes became the Company's President, and Robin Segaul Lebowitz became the Company's Treasurer and Secretary. Additionally, Ms. Lebowitz became the Company's Chief Financial Officer effective July 1, 2002. All of them are employees or stockholders of the Company or affiliates of Dancing Bear Investments, our largest stockholder.

IF WE DO NOT DEVELOP AND MAINTAIN SUCCESSFUL PARTNERSHIPS FOR VOIP PRODUCTS, WE MAY NOT BE ABLE TO SUCCESSFULLY MARKET ANY OF OUR VOIP PRODUCTS UNDER DEVELOPMENT

We are seeking to enter into new market areas and our success is partly dependent on our ability to forge new marketing and engineering partnerships. VoIP communication systems are extremely complex and no single company possesses all the technology components needed to build a complete end to end solution. We will likely need to enter into partnerships to augment our development programs and to assist us in marketing complete solutions to our targeted customers. We may not be able to develop such partnerships in the course of our product development. Even if we do establish the necessary partnerships, we may not be able to adequately capitalize on these partnerships to aid in the success of our business.

THE FAILURE OF VOIP NETWORKS TO MEET THE RELIABILITY AND QUALITY STANDARDS REQUIRED FOR VOICE COMMUNICATIONS COULD RENDER OUR PRODUCTS OBSOLETE

Circuit-switched telephony networks feature very high reliability, with a guaranteed quality of service. In addition, such networks have imperceptible delay and consistently satisfactory audio quality. Emerging VoIP networks, such as the Internet, or emerging last mile technologies such as cable, digital subscriber lines, and wireless local loop, may not be used for telephony unless such networks and technologies can provide reliability and quality consistent with these standards.

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

The delisting has made trading our shares more difficult for investors, potentially leading to further declines in share price and making it less likely our stock price will increase. It has also made it more difficult for us to raise additional capital. We will also incur additional costs under state blue-sky laws if we sell equity due to our delisting.

REVENUE IN PRIOR PERIODS IS NOT INDICATIVE OF FUTURE REVENUE

Although we achieved significant total revenue growth during 1999 and 2000, our revenue substantially decreased in 2001 and again in 2002 due to the softness in the advertising market, which is expected to continue; our cost-reduction and restructuring initiatives, which have resulted in a dramatic reduction in our sales force; increased competition among games-focused websites; the closing of our community website and our web-hosting property; and the sale of many of our games properties.

WE RELY ON INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS.

We regard substantial elements of our web sites and underlying technology, as well as certain assets relating to business opportunities we are investigating, as proprietary and attempt to protect them by relying on intellectual property laws and restrictions on disclosure. We also generally enter into confidentiality agreements with our employees and consultants. In connection with our license agreements with third parties, we generally seek to control access to and distribution of our technology and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar technology independently. Thus, we cannot assure you that the steps taken by us will prevent misappropriation or infringement of our proprietary information, which could have an adverse effect on our business. In addition, our competitors may independently develop similar technology, duplicate our products, or design around our intellectual property rights.

We pursue the registration of our trademarks in the United States and internationally. We are also seeking patent protection for certain VoIP assets which we recently acquired. However, effective intellectual property protection may not be available in every country in which our services are distributed or made available through the Internet. Policing unauthorized use of our proprietary information is difficult. Legal standards relating to the validity, enforceability and scope of protection of proprietary rights in Internet-related businesses are also uncertain and still evolving. We cannot assure you about the future viability or value of any of our proprietary rights.

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

WE MAY FACE INCREASED GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES IN OUR INDUSTRY.

There are an increasing number of federal, state, local and foreign laws and regulations pertaining to the Internet. In addition, a number of federal, state, local and foreign legislative and regulatory proposals are under consideration. Laws or regulations may be adopted with respect to the Internet relating to, among other things, fees and taxation of VoIP telephony services, liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy and quality of products and services. Changes in tax laws relating to electronic commerce could materially affect our business, prospects and financial condition. Moreover, the applicability to the Internet of existing laws governing issues such as intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment and personal privacy is uncertain and developing. Any new legislation or regulation, or the application or interpretation of existing laws or regulations, may decrease the growth in the use of the Internet or VoIP telephony services, may impose additional burdens on electronic commerce or may alter how we do business. This could decrease the demand for our existing or proposed services, increase our cost of doing business, increase the costs of products sold through the Internet or otherwise have a material adverse effect on our business, prospects, results of operations and financial condition.

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

We have incurred significant net losses since our inception. In an effort to reduce our cash expenses, we began to implement certain restructuring initiatives and cost reductions. In October 2000, we reduced our workforce by 26 employees. In April 2001, we further reduced our workforce by 59 employees. On August 3, 2001, we further reduced our workforce by 60 employees. We have had further workforce reductions in 2002 and also left positions unfilled when certain employees have left the Company. As of December 31, 2002, we had approximately 21 full-time employees. In addition, recent trading levels of our common stock have basically eliminated the value of the stock options granted to employees pursuant to our stock option plan. As a result of these factors, our remaining personnel may seek employment with larger, more stable companies or companies they perceive to have better prospects. Our failure to retain qualified employees to fulfill our needs could halt our ability to operate our games business and have a material adverse affect on our business.

In addition, the publicity we receive in connection with our financial performance and measures to remedy it may negatively affect our reputation and our business partners and other market participants' perception of the Company. If we are unable to maintain our existing relationships, and develop new, business relationships, our revenues and collections could suffer materially. In addition, the announcement that we have closed our community web sites and are looking for buyers for our games properties could have a material adverse effect on our ability to retain the employees necessary to operate the games business and generate revenues and subsequently collect them, and to retain the games business value prior to a sale.

COMPETITION FOR USERS AND ADVERTISERS, AS WELL AS COMPETITION IN THE ELECTRONIC COMMERCE MARKET, IS INTENSE AND IS EXPECTED TO INCREASE SIGNIFICANTLY.

Competition among games print magazines is high and increasing as online and pc-based games continue to gain mainstream popularity, and new, cutting-edge games and console systems continue to come to the consumer market. The magazine publishing industry is highly competitive. We compete for advertising and circulation revenues principally with publishers of other technology and games magazines with similar editorial content as our magazine. The technology magazine industry has traditionally been dominated by a small number of large publishers. We believe that we compete with other technology and games publications based on the nature and quality of our magazines' editorial content and the attractive demographics of our readers. Due to our limited resources, we may not be able to compete effectively in any of the preceding categories in the future. In addition to other technology and games magazines, our magazine also competes for advertising revenues with general-interest magazines and other forms of media, including broadcast and cable television, radio, newspaper, direct marketing and electronic media. In competing with general-interest magazines and other forms of media, we rely on our ability to reach a targeted segment of the population in a cost-effective manner.

The market for users and Internet advertising among web sites is rapidly evolving. Competition for users and advertisers, as well as competition in the electronic commerce market, is intense and is expected to increase significantly. Barriers to entry are relatively insubstantial and we believe we will face competitive pressures from many additional companies both in the United States and abroad. Accordingly, pricing pressure on advertising rates will continue to increase in the future, which could have a material adverse effect on us to the extent that any remaining businesses rely on advertising. All types of web sites compete for users. Competitor web sites include other games information networks and various other types of web sites. We believe that the principal competitive factors in attracting users to a site are:

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

OUR LIMITED OPERATING HISTORY MAKES FINANCIAL FORECASTING DIFFICULT.

We have never operated solely as a games business. Accordingly, we have a limited operating history for you to use in evaluating our prospects and us. Our prospects should be considered in light of the risks encountered by companies operating in new and rapidly evolving markets like ours. We may not successfully address these risks. For example, we may not be able to:

     -    maintain levels of user traffic on our e-commerce web sites;
     - maintain or increase the percentage of our off-line advertising inventory sold;
     - maintain or increase both CPM levels and sponsorship revenues for our games magazine;
     -    adapt to meet changes in our markets and competitive developments;
     -    develop or acquire content for our services; and
     -    identify, attract, retain and motivate qualified personnel.

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

WE MAY BE UNSUCCESSFUL IN ESTABLISHING AND MAINTAINING BRAND AWARENESS; BRAND IDENTITY IS CRITICAL TO US AND OUR ABILITY TO SELL OUR REMAINING ASSETS.

We believe that establishing and maintaining awareness of the brand name of our wholly owned subsidiaries, including the brand names of all our games properties ("Chips & Bits", "Strategy Plus" and "CGonline.com") is critical to attracting buyers for these properties and to expanding our member base, the traffic on our web sites and our advertising and electronic commerce relationships. The closure of the community web site at "www.theglobe.com", the Company's flagship web site, adversely affected the public's perception of the Company. If we fail to promote and maintain our brand or our brand value is diluted, our continuing games business, operating results, financial condition, and our ability to attract buyers for these properties could be materially adversely affected. The importance of brand recognition will increase because low barriers to entry may result in an increased number of web sites. To promote our brand, we may be required to continue to increase our financial commitment to creating and maintaining brand awareness. We may not generate a corresponding increase in revenues to justify these costs. Additionally, if Internet users, advertisers and customers do not perceive our games properties to be of high quality, the value of our brand could be materially diluted.


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

WE RELY ON A THIRD PARTY OUTSOURCED HOSTING FACILITY OVER WHICH WE HAVE LIMITED CONTROL.

Our principal servers are located in New Jersey at a third party outsourced hosting facility. Our operations depend on the ability to protect our systems against damage from unexpected events, including fire, power loss, water damage, telecommunications failures and vandalism. Any disruption in our Internet access due to the transition or otherwise could have a material adverse effect on us. In addition, computer viruses, electronic break-ins or other similar disruptive problems could also materially adversely affect our web sites. Our reputation, theglobe.com brand and the brands of our subsidiaries and game properties could be materially and adversely affected by any problems to our sites. We may not have insurance to adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. We do not presently have any secondary off-site systems or a formal disaster recovery plan.

HACKERS MAY ATTEMPT TO PENETRATE OUR SECURITY SYSTEM; ONLINE SECURITY BREACHES COULD HARM OUR BUSINESS.

Consumer and supplier confidence in our web sites depends on maintaining relevant security features. Substantial or ongoing security breaches on our systems or other Internet-based systems could significantly harm our business. We incur substantial expenses protecting against and remedying security breaches. Security breaches also could damage our reputation and expose us to a risk of loss or litigation. Experienced programmers or "hackers" have successfully penetrated our systems and we expect that these attempts will continue to occur from time to time. Because a hacker who is able to penetrate our network security could misappropriate proprietary information or cause interruptions in our products and services, we may have to expend significant capital and resources to protect against or to alleviate problems caused by these hackers. Additionally, we may not have a timely remedy against a hacker who is able to penetrate our network security. Such security breaches could materially adversely affect our company. In addition, the transmission of computer viruses resulting from hackers or otherwise could expose us to significant liability. Our insurance may not be adequate to reimburse us for losses caused by security breaches. We also face risks associated with security breaches affecting third parties with whom we have relationships.

WE DEPEND ON THE CONTINUED GROWTH IN THE USE AND COMMERCIAL VIABILITY OF THE INTERNET.

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

Foreign Currency Risk. We transact business in the United Kingdom. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. The effect of foreign currency exchange rate fluctuations for 2002 was not material. We do not use derivative financial instruments to limit our foreign currency risk exposure.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


================================================================================




                       THEGLOBE.COM, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001




================================================================================

                       THEGLOBE.COM, INC. AND SUBSIDIARIES


                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------


                                                                          PAGE
                                                                        --------


REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                      F-1-F-2


CONSOLIDATED FINANCIAL STATEMENTS

   Balance Sheets                                                            F-3

   Statements of Operations                                                  F-4

   Statements of Stockholders' Equity and Comprehensive Loss                 F-5

   Statements of Cash Flows                                                F6-F7

   Notes to Financial Statements                                        F-8-F-41

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors and Stockholders
theglobe.com, Inc. and Subsidiaries
Fort Lauderdale, Florida


We have audited the accompanying consolidated balance sheet of theglobe.com, Inc. and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of theglobe.com, Inc. and Subsidiaries as of December 31, 2002, and the consolidated results of their operations and their cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations since inception that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                            RACHLIN COHEN & HOLTZ LLP


Fort Lauderdale, Florida
February 21, 2003, except for Note 16,
as to which the date is March 28, 2003

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


The Board of Directors and Stockholders the globe.com, inc.:

We have audited the accompanying consolidated balance sheet of theglobe.com, inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the years in the two-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of theglobe.com, inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and cash flows for each of the years in the two-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations since inception that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                 /S/   KPMG LLP


New York, New York
March 25, 2002

                                         THEGLOBE.COM, INC. AND SUBSIDIARIES

                                             CONSOLIDATED BALANCE SHEETS

                                              DECEMBER 31, 2002 AND 2001



                                                                                   2002            2001
                                                                              --------------  --------------
                                            ASSETS
                                            ------
Current Assets:
  Cash and cash equivalents                                                   $     725,422   $   2,563,828
  Short-term investments                                                                  -          50,650
  Accounts receivable, less allowance for doubtful accounts of approximately
    $130,000 and $3,203,000                                                       1,247,390       1,537,892
  Inventory, less allowance for obsolescence of approximately $100,000 and
    $ 64,000                                                                        363,982         532,565
  Prepaid expenses                                                                  331,114       1,037,970
                                                                              --------------  --------------
    Total current assets                                                          2,667,908       5,722,905

Intangible Assets                                                                   164,960               -
Property and Equipment, Net                                                         174,117         242,802
Advance on Loan Commitment                                                           40,000               -
Restricted Investments                                                                    -           7,000
                                                                              --------------  --------------

       Total assets                                                           $   3,046,985   $   5,972,707
                                                                              ==============  ==============


                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------
Current Liabilities:
  Accounts payable                                                            $   1,395,929   $   1,340,628
  Accrued expenses                                                                  447,189       1,039,236
  Deferred revenue                                                                  169,519         229,476
  Current portion of long-term debt                                                 123,583         101,659
                                                                              --------------  --------------
       Total current liabilities                                                  2,136,220       2,710,999

Long-Term Debt                                                                       87,852               -
                                                                              --------------  --------------
       Total liabilities                                                          2,224,072       2,710,999
                                                                              --------------  --------------

Commitments and Contingencies                                                             -               -
                                                                              --------------  --------------

Stockholders' Equity:
  Preferred stock, $0.001 par value; 3,000,000 shares authorized; no shares
    issued and outstanding                                                                -               -
  Common stock, $0.001 par value; 100,000,000 shares authorized;
    31,081,574 shares issued                                                         31,082          31,082
  Additional paid-in capital                                                    218,310,565     218,255,565
  Treasury stock, 699,281 common shares, at cost                                   (371,458)       (371,458)
  Accumulated other comprehensive loss                                                    -        (120,866)
  Accumulated deficit                                                          (217,147,276)   (214,532,615)
                                                                              --------------  --------------
       Total stockholders' equity                                                   822,913       3,261,708
                                                                              --------------  --------------
       Total liabilities and stockholders' equity                             $   3,046,985   $   5,972,707
                                                                              ==============  ==============

                 See notes to consolidated financial statements.

                             THEGLOBE.COM, INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF OPERATIONS

                         YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000



                                                      2002          2001            2000
                                                  ------------  -------------  --------------
Revenues:
  Advertising and other magazine                  $ 6,592,758   $ 10,993,812   $  22,700,170
  Electronic commerce and other                     3,074,327      5,080,581       7,161,799
                                                  ------------  -------------  --------------
                                                    9,667,085     16,074,393      29,861,969

Cost of Revenues                                    5,563,010     12,144,915      19,079,693
                                                  ------------  -------------  --------------

Gross Margin                                        4,104,075      3,929,478      10,782,276
                                                  ------------  -------------  --------------

Operating Expenses:
  Sales and marketing                               3,523,226      9,755,315      23,917,228
  Product development                                 652,997      3,810,876      10,241,792
  General and administrative                        2,868,640      6,596,500      13,173,344
  Restructuring and impairment charges                      -     17,091,343      41,347,738
  Amortization of goodwill and intangible assets            -      8,468,620      27,236,506
                                                  ------------  -------------  --------------
                                                    7,044,863     45,722,654     115,916,608
                                                  ------------  -------------  --------------

Loss from Operations                               (2,940,788)   (41,793,176)   (105,134,332)
                                                  ------------  -------------  --------------

Other Income (Expense):
  Interest and other income                           365,058      1,250,500       2,089,743
  Interest and other expense                          (26,931)       (61,246)       (553,332)
                                                  ------------  -------------  --------------
                                                      338,127      1,189,254       1,536,411
                                                  ------------  -------------  --------------

Loss Before Provision for Income Taxes             (2,602,661)   (40,603,922)   (103,597,921)

Provision for Income Taxes                             12,000         16,104         267,800
                                                  ------------  -------------  --------------
Net Loss                                          $(2,614,661)  $(40,620,026)  $(103,865,721)
                                                  ============  =============  ==============

Basic and Diluted Net Loss Per Share              $     (0.09)  $      (1.34)  $       (3.43)
                                                  ============  =============  ==============

Weighted Average Shares Outstanding                30,382,293     30,382,043      30,286,102
                                                  ============  =============  ==============

                 See notes to consolidated financial statements.

                                              THEGLOBE.COM, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS



                                                                                                                     Accumulated
                                                 Common Stock          Additional                                       Other
                                           -------------------------    Paid-in        Treasury         Deferred    Comprehensive
                                             Shares        Amount       Capital          Stock        Compensation      Loss
                                           -----------  ------------  ------------  ---------------  --------------  ----------
Balance, December 31, 1999                 27,770,918   $    27,771   $197,307,293  $            -   $    (269,307)  $(109,462)

Year Ended December 31, 2000:
  Net loss                                          -             -              -               -               -           -
  Changes in net unrealized
    loss on securities                              -             -              -               -               -     108,929
  Foreign current translation
    adjustment                                      -             -              -               -               -     (55,149)

  Comprehensive loss                                -             -              -               -               -           -


  Amortization of deferred
    compensation                                    -             -              -               -         269,307           -
  Issuance of common stock
    in connection with exercise
    of stock options                          663,799           664        365,556               -               -           -

  Issuance of common stock
    and options in connection with
    Employee Stock Purchase Plan               41,603            42         64,768               -               -           -
  Issuance of common stock
    and options in connection
    with acquisitions                       1,903,973         1,904     15,063,314               -               -           -
  Common stock issued in
    connection with Sportsline
    distribution agreement                    699,281           699      4,999,301               -               -           -
  Common stock repurchased for
    treasury, 699,281 common shares                 -             -              -        (371,458)              -           -
  Common stock options issued in
    lieu of services rendered                       -             -         57,024               -               -           -
  Acceleration of stock options in
    connection with severance
    arrangements                                    -             -        397,712               -               -           -
                                           -----------  ------------  ------------  ---------------  --------------  ----------

Balance at December 31, 2000               31,079,574        31,080    218,254,968        (371,458)              -     (55,682)

Year Ended December 31, 2001:
  Net loss                                          -             -              -               -               -           -

  Foreign currency translation
    adjustment                                      -             -              -               -               -     (65,834)

  Net unrealized loss on
    securities                                      -             -              -               -               -         650

  Comprehensive loss                                -             -              -               -               -           -


  Issuance of common stock
    in connection with exercise
    of stock options                            2,000             2            597               -               -           -
                                           -----------  ------------  ------------  ---------------  --------------  ----------

Balance, December 31, 2001                 31,081,574        31,082    218,255,565        (371,458)              -    (120,866)

Year Ended December 31, 2002:
  Net loss

  Disposal of Attitude Network-
    translation loss                                -             -              -               -               -     121,516

  Net unrealized gain on
    securities                                      -             -              -               -               -        (650)

  Comprehensive loss                                -             -              -               -               -           -


  Issuance of stock options in
    connection with severance arrangement           -             -         13,000               -               -           -
  Issuance of stock options
    in connection with acquisition                  -             -         42,000               -               -           -
                                           -----------  ------------  ------------  ---------------  --------------  ----------

Balance, December 31, 2002                 31,081,574   $    31,082   $218,310,565  $     (371,458)  $           -   $       -
                                           ===========  ============  ============  ===============  ==============  ==========


                                            Accumulated
                                              Deficit          Total
                                           --------------  --------------
Balance, December 31, 1999                 $ (70,046,868)  $ 126,909,427

Year Ended December 31, 2000:
  Net loss                                  (103,865,721)   (103,865,721)
  Changes in net unrealized
    loss on securities                                 -         108,929
  Foreign current translation
    adjustment                                         -         (55,149)
                                                           --------------
  Comprehensive loss                                   -    (103,811,941)
                                                           --------------

  Amortization of deferred
    compensation                                       -         269,307
  Issuance of common stock
    in connection with exercise
    of stock options                                   -         366,220

  Issuance of common stock
    and options in connection with
    Employee Stock Purchase Plan                       -          64,810
  Issuance of common stock
    and options in connection
    with acquisitions                                  -      15,065,218
  Common stock issued in
    connection with Sportsline
    distribution agreement                             -       5,000,000
  Common stock repurchased for
    treasury, 699,281 common shares                    -        (371,458)
  Common stock options issued in
    lieu of services rendered                          -          57,024
  Acceleration of stock options in
    connection with severance
    arrangements                                       -         397,712
                                           --------------  --------------

Balance at December 31, 2000                (173,912,589)     43,946,319

Year Ended December 31, 2001:
  Net loss                                   (40,620,026)    (40,620,026)

  Foreign currency translation
    adjustment                                         -         (65,834)

  Net unrealized loss on
    securities                                         -             650
                                                           --------------
  Comprehensive loss                                   -     (40,685,210)
                                                           --------------

  Issuance of common stock
    in connection with exercise
    of stock options                                   -             599
                                           --------------  --------------

Balance, December 31, 2001                  (214,532,615)      3,261,708

Year Ended December 31, 2002:
  Net loss                                    (2,614,661)     (2,614,661)

  Disposal of Attitude Network-
    translation loss                                   -         121,516

  Net unrealized gain on
    securities                                         -            (650)
                                                           --------------
  Comprehensive loss                                   -      (2,493,795)
                                                           --------------

  Issuance of stock options in
    connection with severance arrangement              -          13,000
  Issuance of stock options
    in connection with acquisition                     -          42,000
                                           --------------  --------------

Balance, December 31, 2002                 $(217,147,276)  $     822,913
                                           ==============  ==============

                 See notes to consolidated financial statements.

                                          THEGLOBE.COM, INC. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     Year Ended December 31,
                                                                               2002          2001            2000
                                                                           ------------  -------------  --------------
Cash Flows from Operating Activities:
  Net loss                                                                 $(2,614,661)  $(40,620,026)  $(103,865,721)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                             88,580     11,164,527      31,372,656
      Options granted in connection with severance arrangement                  13,000              -               -
      Disposal of Attitude Network- translation loss                           121,516              -               -
      Non-cash restructuring and impairment charges                                  -     14,861,821      36,914,147
      Non-cash marketing expenses                                                    -              -       2,313,276
      Gain on sale of Happy Puppy                                             (134,500)             -               -
      Loss on sale of Games Domain and Console Domain                                -         32,398               -
      Gain on sale of Kids Domain                                                    -         (4,839)              -
      Non-cash compensation                                                          -              -         454,736
      Amortization of deferred compensation                                          -              -         269,307
      Loss on disposal of equipment                                                855         62,198               -
      (Gain) loss on sale of short-term securities                                (650)       (70,144)        108,929
      Deferred rent                                                                  -         56,982         113,964
    Changes in operating assets and liabilities, net of acquisitions and dispositions:
        Inventory, net                                                         168,583        161,909        (121,048)
        Accounts receivable, net                                               290,502      2,779,081         915,062
        Prepaid and other current assets                                       706,856        426,938        (584,307)
        Accounts payable                                                        55,301     (1,337,051)     (2,583,741)
        Accrued expenses                                                      (592,047)    (3,418,339)       (102,713)
        Deferred revenue                                                       (59,957)      (499,551)        132,980
                                                                           ------------  -------------  --------------
            Net cash used in operating activities                           (1,956,622)   (16,404,096)    (34,662,473)
                                                                           ------------  -------------  --------------

Cash Flows from Investing Activities:
  Purchase of securities                                                             -        (58,638)    (35,076,829)
  Advance on loan commitment                                                   (40,000)             -               -
  Proceeds from sale of securities                                              57,650      3,074,386      51,369,206
  Proceeds from sale of property and equipment                                  11,000        382,944               -
  Purchases of property and equipment                                          (32,250)      (440,689)     (2,871,235)
  Release of security deposits, net                                                  -      3,478,007         172,490
  Proceeds from sale of properties                                             135,000        790,000               -
  Cash paid for acquisitions                                                         -              -        (274,973)
                                                                           ------------  -------------  --------------
            Net cash provided by investing activities                          131,400      7,226,010      13,318,659
                                                                           ------------  -------------  --------------

Cash Flows from Financing Activities:
  Payments of long-term debt                                                   (13,184)      (116,002)         (8,145)
  Payments under capital lease obligations                                           -     (1,447,302)     (2,003,389)
  Proceeds from exercise of common stock options and warrants                        -              -         366,220
  Net proceeds from issuance of common stock                                         -            599          64,810
  Payments for treasury stock                                                        -              -        (371,458)
                                                                           ------------  -------------  --------------
            Net cash used in financing activities                              (13,184)    (1,562,705)     (1,951,962)
                                                                           ------------  -------------  --------------

Net Decrease in Cash and Cash Equivalents                                   (1,838,406)   (10,740,791)    (23,295,776)

Effect of Exchange Rate Changes on Cash and Cash Equivalents                         -        (44,935)         59,332

Cash and Cash Equivalents, Beginning                                         2,563,828     13,349,554      36,585,998
                                                                           ------------  -------------  --------------

Cash and Cash Equivalents, Ending                                          $   725,422   $  2,563,828   $  13,349,554
                                                                           ============  =============  ==============
                                                                                                          (Continued)

                 See notes to consolidated financial statements.

                                   THEGLOBE.COM, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Continued)


                                                                              Year Ended December 31,
                                                                            2002      2001       2000
                                                                          --------  --------  -----------
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for:
    Interest                                                              $ 25,018  $174,111  $   364,316
                                                                          ========  ========  ===========
    Income taxes                                                          $      -  $100,206  $   156,313
                                                                          ========  ========  ===========

Supplemental Disclosure of Non-Cash Transactions:
    Common stock and options issued in connection with business acquired  $      -  $      -  $15,065,218
                                                                          ========  ========  ===========
    Equipment acquired under capital leases                               $      -  $      -  $   132,431
                                                                          ========  ========  ===========
    Debt assumed in purchase of intangible asset                          $122,960  $      -  $         -
                                                                          ========  ========  ===========
    Intangible asset purchased in exchange for warrants                   $ 42,000  $      -  $         -
                                                                          ========  ========  ===========

                 See notes to consolidated financial statements.

                       THEGLOBE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000



NOTE 1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          DESCRIPTION OF THE COMPANY

            theglobe.com, inc. was incorporated and commenced operations on May 1, 1995. theglobe.com was an online property with registered members and users in the United States and abroad which allowed its users to personalize their online experience by publishing their own content and interacting with others having similar interests. However, due to the decline in the advertising market, the Company was forced to take cost-reduction and restructuring initiatives, which included closing www.theglobe.com business effective August 15, 2001. The Company then began to aggressively seek buyers for some or all of its remaining online and offline properties, which consisted primarily of games-related properties. In October 2001, the Company sold all of the assets used in connection with the Games Domain, Console Domain, and the Kids Domain websites. In February 2002, the Company sold all of the assets used in connection with the Happy Puppy website.

            As of December 31, 2002, the Company continues to operate its Computer Games print magazine and the associated website Computer Games Online (www.cgonline.com), as well as the games distribution business of Chips & Bits, Inc. (www.chipsbits.com). In addition, the Company is continuing to actively explore a number of strategic alternatives for its remaining online and offline game properties, including continuing operations and using its cash on hand, selling some or all of these properties and/or entering into new or different lines of business.

            As of December 31, 2002, the Company's revenue sources are principally from the sale of print advertising in its Computer Games magazine; the sale of video games and related products through Chips & Bits, Inc., its games distribution business; the sale of its Computer Games magazine through newsstands and subscriptions; and limited sales of online advertising.

            On November 14, 2002, the Company acquired certain digital telephony assets and is currently investigating opportunities related to this acquisition.

            On February 25, 2003, the Company entered into a Loan and Purchase Option Agreement with a development stage internet related business venture pursuant to which it agreed to loan the venture up to $160,000 to fund its operating expenses and obtained the option to acquire all of the outstanding capital stock of the venture in exchange for, when and if exercised, $40,000 and the issuance of an aggregate of 2,000,000 unregistered restricted shares of theglobe.com's Common Stock (See Note 2).

          PRINCIPLES OF CONSOLIDATION

            The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries from their respective dates of acquisition. All significant inter-company balances and transactions have been eliminated in consolidation.

                       THEGLOBE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

          SHORT-TERM INVESTMENTS

            The Company accounts for short-term investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 establishes the accounting and reporting requirements for all debt securities and for investments in equity securities that have readily determinable fair market value. All short-term marketable securities must be classified as one of the following: held-to-maturity, available-for-sale or trading securities. As of December 31, 2002, there were no short-term investments. As of December 31, 2001, they were not material.

          INVENTORIES

            Inventories, consisting of products available for sale, are recorded using the specific-identification method and valued at the lower of cost or market value. The Company's allowance for slow-moving and obsolete inventory as of December 31, 2002 and December 30, 2001 was approximately $100,000 and $64,000, respectively.

          PROPERTY AND EQUIPMENT

            Property and equipment is stated at cost, net of accumulated depreciation and amortization. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the related assets, generally three to five years for equipment, three years for software and five to seven years for furniture and fixtures.

          GOODWILL AND INTANGIBLE ASSETS

            Goodwill is stated at cost and evaluated for impairment at least annually. The Company will test goodwill for impairment in the quarter containing the annual anniversary of the acquisition date. The Company will perform the impairment test in accordance with SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 requires the fair value of the reporting unit be compared to the carrying value, including goodwill, as the first step in the impairment test. As of December 31, 2002 and 2001, the Company had no goodwill.

            Intangible assets include certain digital telephony assets which are stated at cost and will be amortized on a straight-line basis over a period of 18 months once placed in service. Management reviews intangible assets for impairment when circumstances dictate, or at least annually in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

                       THEGLOBE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

          IMPAIRMENT OF LONG-LIVED ASSETS

            Long-lived assets, including property and equipment, goodwill and other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company estimates the undiscounted future cash flows to result from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. Fair value would generally be determined by market value. Assets to be disposed of are carried at the lower of the carrying value or fair value less costs to sell. In 2001, the Company wrote off $10.7 million in net book value of goodwill and intangible assets and $5.2 million in net book value of property and equipment. In 2000, the Company wrote off $32.4 million in net book value of goodwill and intangible assets.

          FAIR VALUE OF FINANCIAL INSTRUMENTS

            The carrying amount of certain of the Company's financial instruments, including cash, cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and deferred revenue, approximate their fair value at December 31, 2002 and 2001 because of their short maturities.

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

          REVENUE RECOGNITION

            The Company's revenues were derived principally from the sale of print advertisements under short-term contracts in the games information magazine Computer Games, through the sale of video games and related products through the games distribution business Chips & Bits, Inc.; through the sale of the games information magazine through newsstands and subscriptions; and through limited sale of online advertisements principally under short-term advertising arrangements, averaging one to three months.

                       THEGLOBE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

          REVENUE RECOGNITION (Continued)

               ADVERTISING AND OTHER MAGAZINE

                  The Company derives revenue through the sale of advertisements in its games information magazine and the sale of its games information magazine through newsstands and subscriptions.

                  Advertising revenues are recognized at the on-sale date of the magazine.

                  Newsstand sales of the games information magazine are recognized at the on-sale date of the magazine, net of provisions for estimated returns. Subscriptions are recorded as deferred revenue when initially received and recognized as income ratably over the subscription term.

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

                  Advertising revenue from the Company's games magazine for the years ended December 31, 2002, 2001 and 2000 was approximately $3.1 million, $3.5 million and $4.5 million, respectively. Sales of the Company's games information magazine through newsstands and subscriptions accounted for approximately $3.5 million, $4.6 million and $3.2 million of total revenue for the years ended December 31, 2002, 2001, and 2000, respectively. Advertising revenue from the Company's online properties for the years ended December 31, 2002, 2001 and 2000 was approximately $0 million, $2.9 million, and $15.0 million, respectively. Advertising and other magazine revenue accounted for 68%, 40% and 65% of total revenues for the years ended December 31, 2002, 2001, and 2000, respectively.

                       THEGLOBE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

          REVENUE RECOGNITION (Continued)

            The Company participates in barter transactions whereby the Company trades marketing data in exchange for advertisements in the publications of other companies. In prior years, the Company also traded advertisements on its web properties in exchange for advertisements on Internet sites of other companies. Barter revenues and expenses are recorded at the fair market value of services provided or received, whichever is more readily determinable in the circumstances. Revenue from barter transactions is recognized as income when advertisements or other products are delivered by the Company. Barter expense is recognized when the Company's advertisements are run on other companies' web sites or in their magazines, which typically occurs within one to six months from the period in which barter revenue is recognized. Barter revenues were approximately 1%, 1% and 4% of total revenues for the years ended December 31, 2002, 2001 and 2000, respectively.

          ELECTRONIC COMMERCE AND OTHER

            The Company derives other revenues from the sale of video games and related products through its online store.

            Sales from the online store are recognized as revenue when the product is shipped to the customer. Freight out costs are included in net sales and have not been significant in prior years, however, represented approximately 4% of revenue in 2002. The Company provides an allowance for returns of merchandise sold through its online store. The allowance for returns provided to date has not been significant.

            Sales through the online store accounted for approximately 31% or $3.1 million, 31% or $5.1 million, and 24% or $7.2 million of total revenues for the years ended December 31, 2002, 2001, and 2000, respectively.

          ADVERTISING COSTS

            Advertising costs are expensed as incurred and are included in sales and marketing expense. Advertising costs were approximately $0.2 million, $5.1 million and $7.9 million for the years ended December 31, 2002, 2001, and 2000, respectively. Barter advertising costs were approximately 1%, 1% and 4% of total revenues for the years ended December 31, 2002, 2001 and 2000, respectively.

                       THEGLOBE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

          PRODUCT DEVELOPMENT

            Product development expenses include professional fees, staff costs and related expenses associated with the development, testing and upgrades to the Company's website as well as expenses related to its editorial content and community management and support. Product development costs and enhancements to existing products are charged to operations as incurred. The Company accounts for development costs in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. SOP 98-1 also provides guidance on the capitalization of costs incurred during the application development stage for computer software developed or obtained for internal use.

          STOCK-BASED COMPENSATION

            The Company follows Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant.
            Alternatively, SFAS 123 allows entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25 ("APB 25") and provide pro forma net earnings (loss) disclosures for employee stock option grants if the fair-value-based method defined in SFAS 123 had been applied. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

            In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of SFAS No. 123," which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. SFAS No. 148 also requires more prominent and more frequent disclosures in both interim and annual financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. We adopted the disclosure provisions of SFAS No. 148 as of December 31, 2002 and continue to apply the measurement provisions of APB No. 25.

            Had the Company determined compensation expense based on the fair value at the grant date for its stock options issued to employees under SFAS No. 123, the Company's net loss would have been adjusted to the pro forma amounts indicated below:

                                            2002          2001            2000
                                        ------------  -------------  --------------
            Net loss - as reported      $(2,615,000)  $(40,620,000)  $(103,866,000)
                                        ============  =============  ==============
            Net loss - pro forma        $(2,714,000)  $(40,537,000)  $(107,876,000)
                                        ============  =============  ==============

            Basic net loss per share -
               as reported              $     (0.09)  $      (1.34)  $       (3.43)
                                        ============  =============  ==============
            Basic net loss per share -
               pro forma                $     (0.10)  $      (1.34)  $       (3.56)
                                        ============  =============  ==============

            The per share weighted-average fair value of stock options granted during 2002, 2001, and 2000 was $0.02, $0.32, and $1.64, respectively, on the date of grant using the option-pricing method with the following weighted-average assumptions:

                                                   2002       2001      2000
                                                 ---------  --------  --------
            Risk-free interest rate                  4.78%     3.75%     6.22%
            Expected life                        10 years   4 years   4 years
            Volatility                           135%-160%      130%      130%
            Expected dividend rate                      0         0         0

            The Company follows FASB Interpretation No 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44") which provides guidance for applying APB Opinion No 25. "Accounting for Stock Issued to Employees." With certain exceptions, FIN No. 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. The Company applied FIN No. 44 to account for its cancellation and reissuance of options (see Note 4).

                       THEGLOBE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

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

            Diluted loss per share has not been presented separately, as the outstanding stock options, warrants and contingent stock purchase warrants are anti-dilutive for each of the periods presented. Diluted net loss per common share for the years ended December 31, 2002, 2001 and 2000 does not include the effects of options to purchase 5,971,440, 3,104,349, and 5,114,803 shares of common stock, respectively nor warrants to purchase 6,186,634, 4,011,534, and 4,011,534 for each of the years then ended. The weighted average shares outstanding for the year ended December 31, 2001 have been restated to remove treasury shares previously included in the calculation.

          COMPREHENSIVE INCOME (LOSS)

            The Company reports comprehensive income (loss) in accordance with the Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement establishes standards for the reporting and display of comprehensive income
            (loss) and its components in a full set of general-purpose financial statements. Comprehensive income (loss) generally represents all changes in stockholders' equity during the year except those resulting from investments by, or distributions to, stockholders'.

          USE OF ESTIMATES

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions relate to estimates of collectibility of accounts receivable, the valuation of inventory, accruals, the valuations of fair values of options and warrants and other factors. Actual results could differ from those estimates.

          CONCENTRATION OF CREDIT RISK

            Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable.

                       THEGLOBE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

          CONCENTRATION OF CREDIT RISK (Continued)

            CASH AND CASH EQUIVALENTS

               From time to time during the year, the Company may have had deposits in financial institutions in excess of the federally insured limits. At December 31, 2002, the Company has bank deposits of approximately $602,000 in excess of federally insured limits. The Company maintains its cash with high quality financial institutions, which the Company believes limits the risks.

            ACCOUNTS RECEIVABLE

               The Company's customers are primarily concentrated in the United States. The Company performs ongoing credit evaluations of customers' financial condition, generally does not require collateral and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. Concentration of credit risk is limited due to the Company's large number of customers, however the Company's online advertising client base has been until recently concentrated among dedicated internet companies.

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

            RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

               In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" an Interpretation of ARB 51. This statement requires under certain circumstances consolidation of variable interest entities (primarily joint ventures and other participating activities). The adoption of this statement is not expected to have a significant impact on the Company's financial position or results of operations.

                       THEGLOBE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

          RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

            In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123 as it relates to the transition by an entity to the fair value method of accounting for stock-based employee compensation. The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. The Company has not yet made a decision to change the method of accounting for stock-based employee compensation.

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

            In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." SFAS No. 4 required all gains and losses from the extinguishment of debt to be reported as extraordinary items and SFAS No. 64 related to the same matter. SFAS No. 145 requires gains and losses from certain debt extinguishment not to be reported as extraordinary items when the use of debt extinguishment is part of the risk management strategy. SFAS No. 44 was issued to establish transitional requirements for motor carriers. Those transactions are completed, therefore SFAS No. 145 rescinds SFAS No. 44. SFAS No. 145 also amends SFAS No. 13 requiring sale-leaseback accounting for certain lease modifications. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's financial position or results of operations.

            In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No.

                       THEGLOBE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

          RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

            142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and subsequently SFAS No. 144 after its adoption.

            The Company adopted the provisions of SFAS No. 141 as of July 1, 2001 and SFAS No. 142 as of January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in purchase business combinations completed after June 30, 2001, but before SFAS No. 142 is adopted in full, are not amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment prior to the full adoption of SFAS No. 142.

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

                       THEGLOBE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

          RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

            In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (Statement 144), which supersedes both FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, Goodwill and Other Intangible Assets.

            The Company adopted its provisions for the quarter ended March 31, 2002. The adoption of Statement 144 for long-lived assets held for use did not have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities.

          RECLASSIFICATIONS

            Certain amounts in 2001 and 2000 were reclassified to conform to the 2002 presentation.


NOTE 2.   GOING CONCERN CONSIDERATIONS

          The Company's December 31, 2002 consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations since inception, has an accumulated deficit as of December 31, 2002 of approximately $217,200,000 and has disposed of a significant part of its operations. These conditions raise substantial doubt about its ability to continue as a going concern. In addition, the Company is subject to the following risks and uncertainties.

                       THEGLOBE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 2.   GOING CONCERN CONSIDERATIONS (Continued)

          LOSS OF NASDAQ LISTING

            The Company's Common Stock was delisted from the Nasdaq national market in April 2001 and is now traded in the over-the-counter market on what is commonly referred to as the electronic bulletin board. As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of the securities. The trading volume of the Company's shares has dramatically declined since the delisting. In addition, the Company is now subject to a rule promulgated by the Securities and Exchange Commission that, if the company fails to meet criteria set forth in such Rule, various practice requirements are imposed on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, the Rule may have a materially adverse effect on the ability of broker-dealers to sell the securities, which may materially affect the ability of stockholders to sell the securities in the secondary market.

            The delisting has made trading the Company's shares more difficult for investors, potentially leading to further declines in share price. It would also make it more difficult for the Company to raise additional capital. The Company will also incur additional costs under state blue sky laws if they sell equity instruments due to the delisting.

          SALES AND INCOME TAX OBLIGATIONS

            The Company was audited by the State of New York regarding sales tax on certain bandwidth for the period 1996-2001. The Company has reached a tentative settlement for payment of approximately $250,000 in additional taxes, with an arrangement for payment over a four year period commencing in March 2003. The Company no longer operates in New York and therefore is no longer subject to this tax.

            In addition, the Company was served a tax lien in the amount of $40,000 by the State of Vermont regarding income taxes dating back to the year 2000. This obligation relates to a period prior to Chips and Bits acquisition by the Company. Management is investigating the source of the claim and, if it is determined to be a valid obligation, the Company intends to pay it in full.

            Both liabilities have been recorded in the accompanying consolidated financial statements and are included in accrued expenses.

          MANAGEMENT'S PLANS

            Management and the Board of Directors are currently exploring a number of strategic alternatives regarding its remaining assets and use of its cash on hand and are also continuing to identify and implement internal actions to improve the Company's liquidity and operations. These alternatives may include selling assets, which, in any case, could result in significant changes in the Company's business, or entering into new or different lines of business.

                       THEGLOBE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 2.   GOING CONCERN CONSIDERATIONS (Continued)

          MANAGEMENT'S PLANS (Continued)

            In addition, on November 14, 2002, the Company acquired certain digital telephony intangible assets in exchange for an agreement to issue up to 2,175,000 warrants to acquire shares of Company common stock and an agreement to make payments of $4,239 a month, plus interest, for a term of forty-six months. The warrants have an exercise price of $0.065 per share and have a life of ten years. Of the 2,175,000 warrants, 1,750,000 were issued immediately, with 437,000 of those to be held by the Company for settlement of future potential claims. The remaining 425,000 warrants are subject to an earn-out agreement and will be released when the conditions of that agreement, primarily performance targets, are satisfied. The 1,750,000 warrants issued were determined to have a fair value of approximately $42,000 and were recorded, together with the obligation to pay the seller approximately $123,000, as the cost of the intangible asset. The remaining 425,000 warrants subject to the earn-out provision will be recorded at fair value when and if the earn-out provisions are satisfied. In addition, the Company entered into an employment agreement with the Seller. The Company is currently developing a business plan for the utilization of this asset.

            In conjunction with the acquisition, E&C Capital Partners, a privately held investment vehicle controlled by the Chairman and Chief Executive Officer and the President entered into a Preferred Stock Purchase Agreement with the Company to provide financing in the amount of $500,000 through the purchase of preferred securities, which provide for certain rights and privileges (see Note 16). In addition, certain officers, directors and other related entities entered into a nonbinding letter of intent to loan up to $1.0 million to the Company pursuant to a convertible loan facility (see
            Note  16).

            Also, effective July 10, 2002, the Company launched various direct marketing initiatives through a newly created division, tglo direct. The subsidiary markets products such as safe e-mail lists, e-books, lead generation tools and other products to entrepreneurs that wish to enter into new web-based businesses or promote their existing businesses. Most of the products are subscription-based, with prices ranging from approximately $11.00 per year to approximately $69.95 per year. While this operation is currently in "beta" launch and accounted for only approximately $4,000 of revenue in 2002, the Company is investigating ways to increase the level of this business.

            On February 25, 2003, the Company entered into a Loan and Purchase Option Agreement with a development stage internet related business venture ("target") pursuant to which it agreed to loan the target up to $160,000 to fund its operating expenses and obtained the option to acquire all of the outstanding capital stock of the venture in exchange for, when and if exercised, $40,000 and the issuance of an aggregate of 2,000,000 unregistered restricted shares of theglobe.com's common stock In addition, the Company is to pay forty percent of the pre-tax income of the target for the first three years into an annual cash bonus pool for the benefit of certain employees of the target. The purchase option expires the later of March 31, 2003. However, at theglobe.com's sole discretion, the purchase option may be extended on a month to month basis. If the Company decides not to exercise the option to purchase, $60,000 of the loan will be forgiven.

                       THEGLOBE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 2.   GOING CONCERN CONSIDERATIONS (Continued)

          MANAGEMENT'S PLANS (Continued)

            As of December 31, 2002, the Company has advanced $40,000 of the loan. The loan earns interest at 10%.

          SUMMARY

            In view of these matters, continuation of the Company as a going concern is dependent upon the success of the Company's restructuring and management's ability to develop profitable operations from the remaining products and services. Management believes that the actions presently being taken provide the opportunity for the Company to continue as a going concern. However, there can be no assurances that management will be successful in the implementation of its plan or that future operations will be profitable.

            The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE 3.   IMPAIRMENT AND RESTRUCTURING CHARGES AND DISPOSITIONS

          Beginning in 2000, primarily due to declines in the internet based advertising market, the Company has undertaken significant cost-reduction and restructuring initiatives. In addition, the Company had made a series of acquisitions which resulted in the recording of goodwill, all of which was determined to be impaired. The following is a summary of the results of those initiatives and impairment evaluations.

          GOODWILL AND INTANGIBLE ASSET IMPAIRMENT

            The operations of the Company are currently conducted primarily by two subsidiaries, Chips & Bits, Inc. and Strategy Plus, Inc.

            On February 24, 2000, CB Acquisition Corp., a Vermont corporation and a wholly owned subsidiary of theglobe.com was merged with and into Chips & Bits, Inc., a Vermont corporation ("Chips & Bits"), with Chips & Bits as the surviving corporation. Also on February 24, 2000, SP Acquisition Corp., a Vermont corporation and a wholly owned subsidiary of theglobe.com, was merged with and into Strategy Plus, Inc., a Vermont corporation ("Strategy Plus"), with Strategy Plus as the surviving corporation. As a result of the mergers, both Chips & Bits and Strategy Plus became wholly owned subsidiaries of the Company.

                       THEGLOBE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 3.   IMPAIRMENT AND RESTRUCTURING CHARGES AND DISPOSITIONS (Continued)

          GOODWILL AND INTANGIBLE ASSET IMPAIRMENT (Continued)

            The total consideration paid by the Company for the above acquisitions consisted of 1,903,977 shares of the Company's Common Stock, valued at $14.9 million. The Company also incurred acquisition costs of approximately $0.6 million. An additional payment of $1.3 million in newly issued shares of Common Stock was contingent upon the attainment of certain performance targets by Chips & Bits and Strategy Plus during the 2000 fiscal year. During August 2001, the Company settled this contingency resulting in no additional consideration being paid to the former shareholders.

            This transaction was accounted for under the purchase method of accounting. The aggregate purchase price of these transactions was $15.5 million. The Company allocated $1.1 million to the net tangible assets of Chips & Bits and $1.6 million to the net tangible liabilities of Strategy Plus. The historical carrying amounts of the net tangible assets acquired and liabilities assumed by the Company approximated their fair market value on the date of acquisition. The purchase price in excess of the fair market value of the net tangible assets acquired and liabilities assumed by the Company amounted to $16.0 million and was allocated to goodwill. The goodwill was being amortized using the straight-line method over an estimated useful life of 3 years, the expected period of benefit. Chips & Bits and Strategy Plus's results of operations are included in the consolidated statement of operations from February 24, 2000.

            On April 5, 1999, theglobe formed Bucky Acquisition Corp. ("Bucky"), a Delaware corporation and a wholly owned subsidiary of theglobe. Bucky was merged with and into Attitude Network, Ltd., a Delaware corporation ("Attitude"), with Attitude as the surviving corporation. The merger was effective pursuant to the Agreement and Plan of Merger, dated April 5, 1999, which closed on April 9, 1999. As a result of the merger, Attitude became a wholly owned subsidiary of theglobe.com. Attitude's properties published games information content and included HappyPuppy, Kids Domain, Console Domain and Games Domain. This transaction was accounted for under the purchase method of accounting.

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

            The total purchase price for this transaction was approximately $46.8 million. Of this amount, approximately $0.2 million of the purchase price was allocated to net tangible liabilities. The historical carrying amounts of such net tangible liabilities approximated their fair values. The purchase price in excess of the fair value of the net tangible liabilities assumed in the amount of $47.0 million was allocated to goodwill and certain identifiable intangible assets which were being amortized using the straight-line method over an estimated useful life of 3 years, the expected period of benefit.

                       THEGLOBE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 3.   IMPAIRMENT AND RESTRUCTURING CHARGES AND DISPOSITIONS (Continued)

          GOODWILL AND INTANGIBLE ASSET IMPAIRMENT (Continued)

            During 2000 and 2001, the Company continually reevaluated the goodwill and other intangible assets associated with these and other operating companies by performing on-going business reviews and, based on quantitative and qualitative measures, assessed the need to record impairment losses on long-lived assets used in operations when impairment indicators were present. These evaluations of potential impairment were based on achievement of business plan objectives and milestones of each web based property, the fair value of each ownership interest relative to its carrying value, the financial condition and prospects of the web based property, and other relevant factors. The business plan objectives and milestones that were considered included, among others, those related to financial performance, such as achievement of planned financial results and completion of capital raising activities, if any, and those that are not primarily financial in nature, such as the launching or enhancements of a web site, the hiring of key employees, the number of people who have registered to be part of the associated properties' web community, and the number of visitors to the associated properties' web site per month. Where impairment indicators were identified, management determined the amount of the impairment charge by comparing the carrying values of goodwill and other long-lived assets to their fair values. Management determined fair value based on a market approach, which includes analysis of market price multiples of companies engaged in lines of business similar to the Company. The market price multiples were selected and applied to the Company based on the relative performance, future prospects and risk profile of the company in comparison to the guideline companies. The methodology used to test for and measure the amount of the impairment charge related to the intangible assets was based on the same methodology as used during the initial acquisition valuation of these web-based properties and other businesses.

            It was determined that the fair value of goodwill and intangible assets related to web-based properties and other businesses were less than the recorded amount. See Restructuring and Impairment Charges below for further details. As of December 31, 2001, after giving effect to impairment charges, the total remaining amount of goodwill and other intangible assets, net, was $0 for Attitude Networks and $0 for Chips & Bits and Strategy Plus. In addition, all other goodwill had also been written off.

          RESTRUCTURING AND IMPAIRMENT CHARGES

            For the years ended December 31, 2001, and December 31, 2000, the Company recorded restructuring and impairment charges of $17.1 million and $41.3 million, respectively. As of December 31, 2002, all of the Company's restructuring liabilities have been paid in full.

            YEAR ENDED DECEMBER 31, 2001

               In the second quarter of 2001, the Company announced cost-reduction initiatives. These initiatives included the elimination of 59 positions, or 31% of the Company's workforce. The severance benefits of $470,000 were paid in the second quarter of 2001. Additionally, the Company closed the San Francisco office in May 2001 and an additional $54,000 security deposit was relinquished as settlement to terminate the remaining lease obligation.

                       THEGLOBE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 3.   IMPAIRMENT AND RESTRUCTURING CHARGES AND DISPOSITIONS (Continued)

          RESTRUCTURING AND IMPAIRMENT CHARGES (Continued)

            YEAR ENDED DECEMBER 31, 2001 (Continued)

               In the second quarter of 2001, the Company recorded impairment charges of $4.5 million related to the servers and computers used for serving and hosting the former properties, www.webjump.com and www.theglobe.com, as a result of management's ongoing business review and impairment analysis performed under its existing policy regarding impairment of long-lived assets.

               In the third quarter of 2001, the Company continued cost cutting measures. The Company eliminated 60 additional positions, or 58% of the workforce. As a result, severance benefits of $1.0 million were paid in the third quarter of 2001.

               Additionally, the Company terminated the lease at 120 Broadway in New York and relocated its operations to a significantly smaller temporary facility in New York, in September 2001. In August 2002, the Company relocated their executive offices to Ft. Lauderdale, Florida. The Company also decided to shut down the www.theglobe.com and www.webjump.com websites effective August 15, 2001. The servers located in a facility in Staten Island, New York were in use through August 31, 2001. The Company discontinued the use of these servers on August 31, 2001 and is now using outsourced hosted facilities for their live websites. As a result of these measures, the Company recorded net restructuring and impairment charges related to the fixed assets consisting of computer hardware and software, furniture and fixtures, communications equipment and leasehold improvements at the two locations totaling approximately $3.67 million, and miscellaneous net restructuring credit amounts related to the settlement of prepaid items, accruals and capital lease obligations totaling approximately $0.26 million.

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

               In the fourth quarter of 2001, severance benefits of $0.1 million were paid out relating to the cost cutting measures initiated in the third quarter 2001. The Company recorded an additional impairment charge of $3.3 million in goodwill related to Chips & Bits and Strategy Plus as a result of management's ongoing business review and impairment analysis performed under its existing policy regarding impairment of long-lived assets.

                       THEGLOBE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 3.   IMPAIRMENT AND RESTRUCTURING CHARGES AND DISPOSITIONS (Continued)

          RESTRUCTURING AND IMPAIRMENT CHARGES (Continued)

            YEAR ENDED DECEMBER 31, 2001 (Continued)

               Where impairment indicators were identified, management determined the amount of the impairment charge by comparing the carrying values of goodwill and other long-lived assets to their fair values. Management determines fair value based on a market approach, which during 2001, mainly included proposals for sale of its business properties. As a result, during management's quarterly review of the value and periods of amortization of both goodwill and other long-lived assets, it was determined that the carrying values of goodwill and certain other tangible and intangible assets were not fully recoverable.

               During 2001, the revaluation of goodwill and intangible assets related to Attitude Network, Ltd., Strategy Plus, Inc. and Chips & Bits, Inc. and certain acquired tangible assets such as the servers and computers used for serving and hosting the Company's various websites was triggered by the continued and prolonged decline in Internet advertising throughout 2000 and 2001, which significantly impacted current projected advertising revenue generated from these web-based properties and downturn in computer games e-commerce business and has resulted in declines in operating and financial metrics over the past several quarters, in comparison to the metrics forecasted at the time of their respective acquisitions.

               It was determined that the fair value of goodwill and intangible assets related to the Company's web-based properties, other businesses and tangible assets were less than the recorded amount. The methodology used to test for and measure the amount of the impairment charge related to the intangible assets was based on the same methodology as used during the initial acquisition valuation of these web-based properties and other businesses. The impairment related to the tangible assets was based on the estimated net realizable value of these assets. The impairment factors evaluated by management may change in subsequent periods, given that the Company's business operates in a highly volatile business environment. This could result in material impairment charges in the future.

               As of December 31, 2001, after giving effect to the fourth quarter of 2000 and full-year 2001 impairment charges, the total remaining amount of goodwill and other intangible assets, net, is $0 for Attitude Networks, which was acquired in April 1999, and $0 for Chips & Bits and Strategy Plus, which was acquired in February 2000. The impairment factors evaluated by management may change in subsequent periods, given that the business operates in a highly volatile business environment.

                       THEGLOBE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 3.   IMPAIRMENT AND RESTRUCTURING CHARGES AND DISPOSITIONS (Continued)

          RESTRUCTURING AND IMPAIRMENT CHARGES (Continued)

            YEAR ENDED DECEMBER 31, 2000

               In the second quarter of 2000, the Company recorded a $15.6 million restructuring charge as a result of a strategic decision made by management to shut down their electronic commerce operations in Seattle, Washington in order to realign the electronic commerce operations to focus on the direct sale of video games and related products, as well as revenue share relationships with third parties who are interested in reaching their targeted audiences. The $15.6 million charge incurred primarily related to a $12.8 million write-off of the remaining goodwill and intangibles associated with the 1999 acquisition of Factorymall.com, costs associated with the closing of the Seattle operations of $0.5 million, write-offs related to the disposal of inventory, equipment and other assets of $1.7 million, as well as $0.6 million of employee severance and related benefits incurred primarily related to the termination of 30 employees.

               In the fourth quarter of 2000, the Company incurred an additional $25.7 million in restructuring and impairment charges as follows:

               - The Company recorded a restructuring charge of $1.8 million, including $398,000 of non-cash compensation, as a result of strategic decisions made by management to increase operational efficiencies, improve margins and further reduce expenses. The restructuring charge primarily related to a workplace reduction of 26 employees.

               - In addition, the Company recorded an impairment charge of $4.3 million in connection with the termination of a distribution agreement with Sportsline in November 2000.

               - The Company also recorded impairment charges of $19.6 million as a result of management's ongoing business review and impairment analysis performed under its existing policy regarding impairment of long-lived assets.

               In 1999, the Company completed acquisitions of Attitude Network, Ltd. and the web hosting assets of Webjump.com that were financed principally with shares of Company common stock, and were valued based on the price of the Company's common stock at that time. The Company's revaluation was triggered by the continued decline in Internet advertising throughout 2000, which significantly impacted current projected advertising revenue generated from these web based properties. In addition, each of these web-based properties experienced declines in operating and financial metrics over the past several quarters, primarily due to the continued weak overall demand of on-line advertising and marketing services, in comparison to the metrics forecasted at the time of their respective acquisitions. The impairment analysis considered that these web-based properties were acquired during 1999 and that the intangible assets recorded at the time of acquisition was being amortized over useful lives of 2-3 years (3 years for goodwill). As a result, it was

                       THEGLOBE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 3.   IMPAIRMENT AND RESTRUCTURING CHARGES AND DISPOSITIONS (Continued)

          RESTRUCTURING AND IMPAIRMENT CHARGES (Continued)

            YEAR ENDED DECEMBER 31, 2000 (Continued)

               determined that the fair value of Attitude's and Webjump's goodwill and other intangible assets were less than the recorded amount, therefore, an impairment charge of $13.6 million and $6.0 million, respectively, were recorded. The methodology used to test for and measure the amount of the impairment charge was based on the same methodology used during the initial acquisition valuation of Attitude and Webjump in 1999.

          SPORTSLINE.COM, INC. DISTRIBUTION AGREEMENT

               In February 2000, the Company entered into a strategic two-year partnership with Sportsline.com, Inc. ("Sportsline"), whereby the Company became the exclusive developer and operator of community solutions on the Sportsline web site ("Sportsline Agreement"). In accordance with the Sportsline Agreement, Sportsline received $5.0 million, paid in the Company's Common Stock and the Company received the exclusive right to sell advertising, sponsorships and non-sports related e-commerce within the Sportsline community area. The total shares of Common Stock issued in connection with the Sportsline Agreement were 699,281 valued at $7.15 per share. The Company recorded the initial $5.0 million payment in connection with this firmly committed executory contract in other assets and began amortizing the amount under the straight-line method over the two year contractual term of the Sportsline Agreement which commenced upon Sportsline's launch of the Company's community solutions on its web site in April 2000.

               In connection with the $5 million payment, the Company guaranteed that if Sportsline elected to sell any of its 699,281 shares during defined selling periods and Sportsline's net proceeds from the sale of these shares was less than the original issue price of $7.15 per share, the Company would be required to pay Sportsline the difference. However, the total guarantee was limited to $2,450,000 payable in cash and/or the Company's Common Stock at the Company's option. The Company was required to provide a $1.5 million security deposit for its obligation to pay the guarantee.

               As of June 30, 2000, the Company recorded an additional $2.45 million in other assets and additional paid-in capital in connection with this guarantee payment based upon the fair market value of the Company's Common Stock at June 30, 2000. This amount was being amortized over the remaining contractual terms of the agreement and was being adjusted accordingly at each interim balance sheet date for fluctuations in the fair market value of the Company's Common Stock.

                       THEGLOBE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 3.   IMPAIRMENT AND RESTRUCTURING CHARGES AND DISPOSITIONS (Continued)

          SPORTSLINE.COM, INC. DISTRIBUTION AGREEMENT (Continued)

            On November 1, 2000, theglobe.com and Sportsline terminated this agreement, whereby theglobe.com agreed to settle its guarantee payment by releasing the $1.5 million security deposit held in escrow. As a result of the termination, the Company recorded an impairment charge in the fourth quarter of 2000 of $4,311,724, representing the write-off of the remaining unamortized initial and guarantee payments of $5,261,724 in the aggregate, the relinquishment of the security deposit of $1,500,000, offset by the $2,450,000 guarantee liability originally recorded as additional paid-in capital, as the Company originally intended to satisfy any potential guarantee payments under this agreement through the issuance of Common Stock. The total amount of amortization costs recorded during 2000 in connection with the Sportsline Agreement, excluding the $4,311,724 impairment charge, was $2,188,276. These costs are included within sales and marketing. In addition, the Company also agreed to purchase the 699,281 shares of Common Stock held by Sportsline for $371,458 based upon the closing trading price on that date, or $0.531 per share. This transaction was accounted for as treasury stock within stockholders' equity.

          DISPOSITIONS

            On February 27, 2002, the Company sold all of the assets used in connection with the Happy Puppy website for $135,000. The Company received $67,500 immediately, and $67,500 to be held in escrow until the Company transferred all assets used in connection with the Happy Puppy website. On May 6, 2002, $67,500 was released to the Company. The Company recognized a gain on the sale of $134,500, in the first quarter 2002.

            On October 17, 2001, the Company sold to British Telecommunications, plc all of the assets used in connection with the Games Domain and Console Domain web sites. The total consideration for the purchase was $715,000 consisting of: $420,000 paid upon contract completion and two installment payments of $147,500, each of which were received in 2002. In 2001, the Company recognized a loss on the sale of the Games Domain and Console Domain assets of approximately $32,000. The December 31, 2001 consolidated balance sheet had a $358,293 receivable from British Telecommunications, PLC included in prepaid expenses, which was collected in 2002.

            On October 30, 2001, the Company sold to the management of Kaboose.com, Inc. all of the assets used in connection with the KidsDomain.com web site for $75,000. As a result, the Company recognized a gain on the sale of Kids Domain assets of approximately $5,000.

            In  August  2001,  the  Company  sold  the  www.webjump.com  URL for
                                                        ---------------
            $20,000, of which the entire amount represents gain on sale of other assets.

                       THEGLOBE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 4.   STOCK OPTION REPRICING

          On May 31, 2000, the Company offered to substantially all of its employees, excluding executive officers and the Board of Directors, the right to cancel certain outstanding stock options and receive new options with an exercise price equal to the then current fair market value of the stock. Options to purchase a total of approximately 1.1 million shares, approximately 20% of outstanding options, were canceled and approximately 856,000 new options were granted at an exercise price of $1.594 per share, which was based on the closing price of the Company's Common Stock on May 31, 2000. The new options vest at the same rate that they would have vested under previous option plans. The Company is accounting for these re-priced stock options using variable accounting in accordance with FIN No. 44. In addition, as a result of options which were granted within six months of the cancellations, an additional 244,000 options also require variable accounting in accordance with FIN No. 44. For the years ended December 31, 2002 and 2001, there has been no compensation charge relating to these re-pricing due to the decrease in value of the Common Stock price. As of December 31, 2002, 32,240 options remain outstanding. The Company cannot estimate the impact of FIN No. 44 on its future results of operations as the charge is dependent on the future market price of the Company's Common Stock, which cannot be predicted with any degree of certainty. Depending upon movements in the market value of the Company's Common Stock, this accounting treatment may result in significant non-cash compensation charges in future periods.


NOTE 5.   INTANGIBLE ASSETS

          The component of amortizable intangible assets as of December 31, 2002 is as follows:

                                                   Gross Carrying    Accumulated
                                                       Amount       Amortization
                                                   ---------------  ------------
          Balance at December 31, 2002:
             Digital Telephony                     $       164,960  $          -
                                                   ===============  ============

          There  were  no  intangible  assets  as  of  December  31,  2001.

          There was no amortization expense for intangible assets during the year ended December 31, 2002. Estimated amortization expense for the two succeeding fiscal years is as follows:

          2003                                                          $110,000
          2004                                                            64,960

                       THEGLOBE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 5.   INTANGIBLE ASSETS (Continued)

          SFAS 142 was adopted January 1 for 2002. The following table shows the Company's 2002, 2001 and 2000 results, adjusted to exclude amortization related to goodwill.

                                                          Year Ended December 31
                                              --------------------------------------------
                                                  2002          2001            2000
                                              ------------  -------------  ---------------

            Net loss - as reported            $(2,614,661)  $(40,620,026)  $ (103,865,721)
                                              ------------  -------------  ---------------
            Add back:
               Goodwill amortization                    -      8,439,174       43,893,747
                                              ------------  -------------  ---------------

            Net loss per share - as adjusted  $(2,614,661)  $(32,180,852)  $(  59,971,974)
                                              ============  =============  ===============

            Net loss per share - as reported  $     (0.09)  $      (1.34)  $        (3.43)
            Add back:
               Goodwill amortization                    -           0.28             1.46
                                              ------------  -------------  ---------------
            Net loss per share - as adjusted  $     (0.09)  $      (1.06)  $        (1.97)
                                              ============  =============  ===============

          Although SFAS No. 142 requires disclosure of these amounts to reflect the impact of adoption on the Company's results for the years ending December 31, 2001 and 2000, had goodwill not been amortized and been added back, the effect would have resulted in additional impairment charges being recorded in each of the respective years.


NOTE 6.   PROPERTY AND EQUIPMENT

          Property and equipment consisted of the following at December 31, 2002 and 2001, respectively:

                                                              2002      2001
                                                            --------  --------
            Computer equipment and software                 $613,000  $588,000
            Land and building                                181,000   181,000
            Furniture and fixtures                           142,000   130,000
                                                            --------  --------
                                                             936,000   899,000
            Less accumulated depreciation and amortization   762,000   656,000
                                                            --------  --------
                                                            $174,000  $243,000
                                                            ========  ========

                       THEGLOBE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 7.   LONG-TERM DEBT

                                                                                             December 31,
                                                                                                 2002
                                                                                             -------------
            Mortgage note payable due in monthly installments of interest only; interest at
            9%; principal due May 2003.                                                      $      91,202

            Related party obligations payable due in monthly installments of $4,239 plus
            interest at prime plus 2-3%, final installment due September 2006.                     120,233
                                                                                             -------------
                                                                                                   211,435
            Less short-term portion                                                                123,583
                                                                                             -------------

            Long-term portion                                                                $      87,852
                                                                                             =============

          Repayment  of  long-term  debt  is  due  as  follows:

            Year ending December 31:
               2003                                                                          $     123,583
               2004                                                                                 32,408
               2005                                                                                 32,408
               2006                                                                                 23,036
                                                                                             -------------
                                                                                             $     211,435
                                                                                             =============

NOTE 8.   INCOME TAXES

          Income taxes for the years ended December 31, 2002, 2001 and 2000 are based solely on current state and local taxes on business and investment capital.

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002, and 2001 are presented below.

                                                          2002                  2001
                                                   -------------------  --------------------
            Deferred tax assets:
               Net operating loss carryforwards    $       53,820,000   $        52,974,000
               Allowance for doubtful accounts                 53,000             1,069,000
               Issuance of warrants                           725,000               813,000
               Other                                          182,000                     -
                                                   -------------------  --------------------
                  Total gross deferred tax assets          54,780,000            54,856,000
            Less valuation allowance                      (54,780,000)          (54,856,000)
                                                   -------------------  --------------------
                  Total net deferred tax assets    $                -   $                 -
                                                   ===================  ====================

          Because of the Company's lack of earnings history, the deferred tax assets have been fully offset by a 100% valuation allowance. The valuation allowance for deferred tax assets was $54.8 million and $54.9 million as of December 31, 2002 and 2001, respectively. The net change in the total valuation allowance was $(.1) million and $4.3 million for the years ended December 31, 2002 and 2001, respectively.

                       THEGLOBE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 8.   INCOME TAXES (Continued)

          In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets, which consist of tax benefits primarily from net operating loss carryforwards, is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Of the total valuation allowance of $54.8 million, subsequently recognized tax benefits, if any, in the amount of $5.8 million will be applied directly to contributed capital.

          At December 31, 2002, the Company had net operating loss carryforwards available for US and foreign tax purposes of approximately $134 million. These carryforwards expire through 2022.

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


NOTE 9.   STOCKHOLDERS' EQUITY

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

          The number of common shares that the outstanding Series E Warrants are convertible into upon exercise became fixed as a result of the consummation of the initial public offering at 4,046,018 shares. These warrants are immediately exercisable at approximately $1.45 per share. In May 1999, 100,000 shares of the Series E Warrants were exercised. As of December 31, 2002, 3,946,018 warrants remain outstanding.

                       THEGLOBE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 10.  STOCK OPTION PLAN

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

                       THEGLOBE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 10.  STOCK OPTION PLAN (Continued)

          In July 2000, the Company granted options to purchase 1,250,000 shares of Common Stock to the Company's new Chief Executive Officer in connection with his employment. These options had an exercise price of $1.94 per share and had various vesting terms ranging from immediate to ten years. Certain options had automatic accelerated vesting provisions in which the options would vest if the Company's Common Stock share price reached certain thresholds. These options were granted pursuant to individual nonqualified stock option agreements between the CEO and the Company and not pursuant to any of the plans described above. These options expired unexercised in May 2002 when the CEO's employment terminated.

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

          On May 6, 2002, pursuant to the terms of his severance package, the former CEO was granted options to purchase 425,000 shares of Company common stock at an exercise price of $.035 per share (the closing price on May 6, 2002). These options were granted pursuant to his severance agreement and not pursuant to any of the plans above. These options immediately vested upon grant and have a life of ten years.

          On June 20, 2002, the three directors were granted 7,500 options each to purchase shares of Company Common Stock at an exercise price of $0.04 per share (the closing price on June 20, 2002). These options vest over a period of four years and are exercisable for 10 years.

          On August 12, 2002, options to purchase 4,875,000 shares of the Company's Common Stock at an exercise price of $0.02 per share (the closing price on August 12, 2002) were granted to employees. These options immediately vested upon grant and have a life of ten years. Of these options, 4,750,000 were granted to officers and directors of the Company. These options were granted pursuant to individual nonqualified stock option agreements and not pursuant to any of the plans above.

          On November 13, 2002, options to purchase 25,000 shares of the Company's Common Stock at an exercise price of $0.11 per share (the closing price on November 13, 2002) were granted to an employee. These options immediately vested upon grant and have a life of ten years.

          The Company applies APB Opinion No. 25 in accounting for grants to employees pursuant to stock option plans and, accordingly, compensation cost of $0, $0, and $62,570 has been recognized for stock options granted to employees below fair market value in 2002, 2001 and 2000, respectively, in the accompanying consolidated financial statements. Compensation cost recognized in connection with stock options granted in lieu of services rendered to non-employees was $13,000, $0 and $263,761 for the years ended December 31, 2002, 2001, and 2000, respectively. There were no stock options granted to non-employees, other than directors, during 2001.

                       THEGLOBE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 10.  STOCK OPTION PLAN (Continued)

          Stock  option  activity  during  the  periods indicated is as follows:

                                                                               Weighted
                                                     Options     Options        Average
                                                     Vested      Granted    Exercise Price
                                                    ---------  -----------  ---------------
            Outstanding at December 31, 1999                    4,301,887   $          8.06
            Granted                                             4,143,182              2.21
            Exercised                                            (663,799)             0.53
            Canceled                                           (2,666,467)             9.42
                                                               -----------
            Outstanding at December 31, 2000        2,352,574   5,114,803              3.59
                                                    =========
            Granted                                               340,000              0.32
            Exercised                                              (2,000)             0.20
            Canceled                                2,073,874  (2,348,454)             2.18
                                                    =========  -----------
            Outstanding at December 31, 2001                    3,104,349              5.77
            Granted                                             5,347,500              0.02
            Exercised                                                   -
            Canceled                                           (2,480,409)             3.31
                                                               -----------
            Outstanding at December 31, 2002        5,870,749   5,971,440              0.63
                                                    =========  ===========  ===============
            Options available at December 31, 2002              4,259,547
                                                               ===========

                       THEGLOBE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 10.  STOCK OPTION PLAN (Continued)

                                       Options Outstanding     Options Vested
                                       -------------------  --------------------
                                       Weighted  Weighted              Weighted
                            Number     Average    Average    Number     Average
            Range         Outstanding    Life      Price     Vested      Price
            ------------  -----------  --------  ---------  ---------  ---------
            .020-$.020      4,875,000      10.0  $    0.02  4,875,000  $    0.02
            .035-.035         425,000      10.0       0.04    425,000       0.04
            .040-.040          22,500       9.5       0.04      2,814       0.04
            .050-.110          50,000       4.5       0.08     31,251       0.10
            .230-.230          15,000       8.5       0.23      4,952       0.23
            .530-.530          66,200       7.8       0.53     33,094       0.53
            .780-.780           2,000       7.8       0.78      1,000       0.78
            1.59-1.59          32,240       7.2       1.59     23,080       1.59
            1.67-2.50          31,000       7.6       2.40     22,058       2.42
            4.50-4.50         287,298       7.8       4.50    287,298       4.50
            4.95-6.69          45,202       6.4       5.91     45,202       5.91
            15.75-15.75       120,000       6.0      15.75    120,000      15.75
                          -----------                       ---------
                            5,971,440                       5,870,749
                          ===========                       =========


NOTE 11.  EMPLOYEE STOCK PURCHASE PLAN

          The Company's Employee Stock Purchase Plan ("ESPP") was adopted by the Board of Directors in February 1999 and subsequently approved by the Company's stockholders in June 1999. The ESPP provides eligible employees of the Company the opportunity to apply a portion of their compensation to the purchase of shares of the Company at a 15% discount. The Company has reserved 400,000 authorized shares of Common Stock for issuance under the ESPP. The Company no longer offers an ESPP.


NOTE 12.  COMMITMENTS AND CONTINGENCIES

          SEVERANCE AGREEMENT

            In the second quarter of 2002, severance benefits of $699,833 were recorded and paid. In connection with his termination, the former Chief Executive Officer was paid $625,000 on May 31, 2002, reflecting the terms of his severance package. Additionally, options to purchase 425,000 shares of the Company's Common Stock at an exercise price of $0.035 per share (the closing price on May 6, 2002) valued at $13,000 (calculated using Black-Scholes) were granted on May 6, 2002, also reflecting the terms of his severance package. These options immediately vested upon grant and have a life of ten years.

          OPERATING AND CAPITAL LEASES

            The Company does not have any material non-cancelable operating or capital leases as of December 31, 2002.

                       THEGLOBE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 12.  COMMITMENTS AND CONTINGENCIES (Continued)

          EMPLOYMENT AGREEMENT

            In conjunction with the November 2002 acquisition of certain digital telephony intangible assets, the Company has entered into an employment agreement with the Seller whereby he will serve as Chief Technical Officer of theglobe.com. Per the Agreement, he receives a base salary of $125,000 per annum and is subject to significant non-compete provisions. The term of the employment agreement is annual with renewal options and contains a severance provision which provides base salary for the longer of the remaining term of the first year of the agreement or six months.

          TERMINATION OF 401(K) PLAN

            During  November  2002,  the  Company  terminated  the  401k  plan.

          LITIGATION

            On or after August 3, 2001 and as of the date of this report, the Company is aware that six putative shareholder class action lawsuits were filed against the Company, certain of its current and former officers and directors, and several investment banks that were the underwriters of the Company's initial public offering. The lawsuits were filed in the United States District Court for the Southern District of New York. The lawsuits purport to be class actions filed on behalf of the purchasers of the stock of the Company during the period from November 12, 1998 through December 6, 2000. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company's initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the Prospectus for the Company's initial public offering was false and misleading and in violation of the securities laws because it did not disclose these arrangements. On December 5, 2001, an amended complaint was filed in one of the actions, alleging the same conduct described above in connection with both the Company's November 23, 1998 initial public offering and its May 19, 1999 secondary offering. The actions seek damages in an unspecified amount. On February 19, 2003, a motion to dismiss all claims against the Company was denied by the Court. The Company and its current and former officers and directors intend to vigorously defend the actions. The complaints have been consolidated into a single action. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of this litigation could have a material adverse impact on our business, financial condition and results of operations.


NOTE 13.  RELATED PARTY TRANSACTIONS

            Certain directors of the Company also serve as officers and directors of Dancing Bear Investments, Inc. Dancing Bear is a stockholder of the company and an entity controlled by our Chairman.

                       THEGLOBE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 13.  RELATED PARTY TRANSACTIONS (Continued)

            In 1998, the Company entered into an electronic commerce contract with AutoNation, Inc. ("AutoNation"), (formerly doing business as Republic Industries), an entity affiliated with a Director of the Company, pursuant to which the Company granted a right of first negotiation with respect to the exclusive right to engage in or conduct an automotive "clubsite" on theglobe website through AutoNation. Additionally, AutoNation agreed to purchase advertising from the Company for a three-year period at a price, which adjusted to match any more favorable advertising price quoted to a third party by the Company, excluding certain short-term advertising rates. For the years ended December 31, 2001 and 2000, the Company recognized revenue of $0.2 million and $0.3 million, respectively, in connection with the AutoNation agreement. For 2002, the contract had expired and the Company recognized no revenue.

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

                       THEGLOBE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 14.  VALUATION AND QUALIFYING ACCOUNTS - ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                Balance
                                   At        Additions     Additions                 Balance
                               Beginning      Due To      Charged To                At End Of
            Year Ended,        of Period   Acquisitions     Expense    Deductions     Period
            -----------------  ----------  -------------  -----------  -----------  ----------
            December 31, 2002  $3,203,295  $           -  $         -  $ 3,074,682  $  128,613
            December 31, 2001  $2,260,324  $           -  $ 1,373,521  $   430,550  $3,203,295
            December 31, 2000  $1,408,092  $     262,426  $ 3,005,746  $ 2,415,940  $2,260,324


NOTE 15.  QUARTERLY FINANCIAL INFORMATION - (UNAUDITED)

                                                                  Quarter Ended
                                           ----------------------------------------------------------
                                            December 31,    September 30,     June 30,     March 31,
                                                2002            2002            2002         2002
                                           --------------  ---------------  ------------  -----------

          Revenue                          $   2,464,000   $    2,259,000   $ 2,414,000   $2,530,000
          Cost of revenues                     1,211,000        1,185,000     1,565,000    1,602,000
                                           --------------  ---------------  ------------  -----------
          Gross profit                         1,253,000        1,074,000       849,000      928,000
          Sales and marketing                    707,000          775,000     1,021,000    1,020,000
          Product development                    136,000          139,000       192,000      186,000
          General and administrative             275,000          688,000     1,281,000      625,000
                                           --------------  ---------------  ------------  -----------
          Operating expenses                   1,118,000        1,602,000     2,494,000    1,831,000
                                           --------------  ---------------  ------------  -----------

          Income (loss )from operations          135,000         (528,000)   (1,645,000)    (903,000)
          Other income (loss), net              (107,000)          36,000         9,000      400,000
                                           --------------  ---------------  ------------  -----------
          Income (loss) before provision
             for income taxes                     28,000         (492,000)   (1,636,000)    (503,000)
          Provision (benefit) for income
             taxes                                17,000                -        (3,000)      (2,000)
                                           --------------  ---------------  ------------  -----------

          Net income (loss)                $      11,000   $     (492,000)  $(1,633,000)  $ (501,000)
                                           ==============  ===============  ============  ===========

          Basic and diluted net loss per
             share                         $           -   $        (0.02)  $     (0.05)  $    (0.02)
                                           ==============  ===============  ============  ===========

                       THEGLOBE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 15.  QUARTERLY FINANCIAL INFORMATION - (UNAUDITED) (Continued)

                                                                   Quarter Ended
                                           ------------------------------------------------------------
                                            December 31,    September 30,     June 30,      March 31,
                                                2001            2001            2001           2001
                                           --------------  ---------------  -------------  ------------

          Revenue                          $   3,410,000   $    3,369,000   $  4,548,000   $ 4,747,000
          Cost of revenues                     2,241,000        2,512,000      3,713,000     3,679,000
                                           --------------  ---------------  -------------  ------------
          Gross profit                         1,169,000          857,000        834,000     1,068,000
          Sales and marketing                    960,000        1,768,000      3,233,000     3,794,000
          Product development                    254,000          643,000      1,114,000     1,800,000
          General and administrative             871,000        1,706,000      1,934,000     2,083,000
          Restructuring and impairment
             charges                           3,405,000        8,625,000      5,061,000             -
          Amortization of goodwill and
             intangible assets                   746,000        2,040,000      2,840,000     2,843,000
                                           --------------  ---------------  -------------  ------------
          Operating expenses                   6,236,000       14,782,000     14,182,000    10,520,000
                                           --------------  ---------------  -------------  ------------

          Loss from operations                (5,067,000)     (13,925,000)   (13,349,000)   (9,453,000)
          Other income, net                      291,000           79,000        723,000        96,000
                                           --------------  ---------------  -------------  ------------

          Loss before provision for
             income taxes                     (4,776,000)     (13,847,000)   (12,625,000)   (9,356,000)
          Provision for income taxes                   -           (6,000)       (79,000)     (101,000)
                                           --------------  ---------------  -------------  ------------

          Net loss                            (4,776,000)     (13,841,000)   (12,546,000)   (9,457,000)
                                           --------------  ---------------  -------------  ------------

          Basic and diluted net loss per
             share                         $       (0.15)  $        (0.46)  $      (0.41)  $     (0.31)
                                           ==============  ===============  =============  ============

          Due to changes in the number of shares outstanding, quarterly loss per share amounts do not necessarily add to the totals for the years.


NOTE 16.  SUBSEQUENT EVENTS

          On November 14, 2002, E & C Capital Partners, a privately held investment holding company controlled by the Chairman and CEO and a major shareholder, and the President and a Director, entered into a non-binding letter of intent with theglobe.com to provide $500,000 of new financing via the purchase of shares of new Series F Preferred Stock of theglobe.com. On March 28, 2003, the parties signed a Preferred Stock Purchase Agreement and other related documentation pertaining to the investment and closed on the investment. Pursuant to the Preferred Stock Purchase Agreement, E & C Capital Partners received 333,333 shares of Series F Preferred Stock convertible into shares of the Company's Common Stock at a price of $.03 per share. The conversion price is subject to adjustment upon the occurrence of certain events, including downward adjustment on a weighted average basis in the event the Company should

                       THEGLOBE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 16.  SUBSEQUENT EVENT (Continued)

          issue securities at a purchase price below $.03 per share. If fully converted, and without regard to the anti-dilutive adjustment mechanisms applicable to the Series F Preferred Stock, an aggregate of approximately 16.7 million shares of Common Stock could be issued. The Series F Preferred Stock has a liquidation preference of $1.50 per share, will pay a dividend at the rate of 8% per annum and entitles the holder to vote on an "as converted" basis with the holders of Common Stock. In addition, as part of the $500,000 investment, E & C Capital Partners received warrants to purchase approximately 3.3 million shares of theglobe.com Common Stock at an exercise price of $0.125 per share. The warrant is exercisable at any time on or before March 28, 2013. E & C Capital Partners is entitled to certain demand registration rights in connection with its investment. The Company intends to use the proceeds from the investment for its general working capital requirements.

          Concurrently with the closing of the preferred stock investment, certain officers, directors and other related entities entered into a non-binding letter of intent to loan up to $1 million to the Company pursuant to a convertible secured loan facility. The loan facility would be convertible into shares of the Company's common stock at the rate of $.09 per share which, if fully funded and converted, would result in the issuance of approximately 11.1 million shares. In addition, assuming the loan is fully funded, it is anticipated that the investor group would be issued a warrant to acquire approximately
          2.2 million shares of theglobe.com Common Stock at an exercise price of $.15 per share. The convertible debt financing is subject to a number of closing conditions, including execution of definitive documentation, satisfactory resolution of certain Company liabilities and other tax and business considerations. In addition, it is contemplated that the loan facility will require that certain performance criteria be achieved by the Company as a condition to all or part of the funding. The financing is also subject to completion of a loan facility and related documentation satisfactory to the parties. If consummated, the convertible debt financing will result in substantial dilution of the number of securities of theglobe.com either issued and outstanding or obtainable upon conversion of the debt or exercise of the warrant. There can be no assurance, if and when, the financing will be consummated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE


On August 8, 2002, we dismissed our independent public accountants, KPMG LLP ("KPMG"), and engaged Rachlin Cohen & Holtz LLP ("Rachlin Cohen") as our new independent public accountants. This change was approved by our Board of Directors.

The audit reports issued by KPMG on our consolidated financial statements as of and for the years ended December 31, 2001 and December 31, 2000, did not contain any adverse opinion or a disclaimer of opinion, and were not qualified or modified, as to uncertainty, audit scope or accounting principles, except as follows:

     KPMG's report on the consolidated financial statements of theglobe.com, inc. and subsidiaries as of and for the years ended December 31, 2001 and 2000, contained a separate paragraph stating "the Company has suffered recurring losses from operations since inception that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty."

During our two most recent fiscal years ended December 31, 2001 and December 31, 2000, and the subsequent interim period from January 1, 2002 through our dismissal of KPMG on August 8, 2002, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to KPMG's satisfaction, would have caused KPMG to make reference to the subject matter of the disagreement in connection with its reports on our consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company furnished KPMG with a copy of its Report on Form 8-K relating to the foregoing change in accountants and requested KPMG to furnish it with a letter addressed to the Securities and Exchange Commission ("Commission") stating whether it agrees with the statements set forth above. A copy of KPMG's letter to the Commission dated August 13, 2002 was filed as an exhibit on Form 8-K on August 13, 2002.

During the fiscal years ended December 31, 2001 and December 31, 2000 and through August 8, 2002, we did not consult with Rachlin Cohen with respect to the application of accounting principles to a specified transaction, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or events described in Item 304(a)(2)(i) and
(ii) of Regulation S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information called for by Part III, Item 10, regarding the Registrant's directors is included in the our Proxy Statement relating to our annual meeting of stockholders, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Election of Directors." The Proxy Statement will be filed within 120 days of December 31, 2002, the Company's year-end.

ITEM 11. EXECUTIVE COMPENSATION

Information called for by Part III, Item 11, is included in our Proxy Statement relating to our annual meeting of stockholders, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Executive Compensation." The Proxy Statement will be filed within 120 days of December 31, 2002, the Company's year-end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information called for by Part III, Item 12, is included in our Proxy Statement relating to the our annual meeting of stockholders, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Beneficial Ownership of Shares." The Proxy Statement will be filed within 120 days of December 31, 2002, the Company's year-end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding our relationships and related transactions is available under "Certain Transactions" in our Proxy Statement relating to our annual meeting of stockholders, and is incorporated herein by reference. The Proxy Statement will be filed within 120 days of December 31, 2002, the Company's year-end.

ITEM 14. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms, and (2) that this information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

In March 2003, under the supervision and review of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC.

In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls since our March 2003 evaluation. We cannot assure you, however, that our system of disclosure controls and procedures will always achieve its stated goals under all future conditions, no matter how remote.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

     (1) Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 35 of this report.

     (2) Financial Statement Schedule: See Notes to Consolidated Financial Statements at Item 8 on page 35 of this report.

     (3)  EXHIBITS




2.1     Agreement and Plan of Merger dated as of February 1, 1999 by and among theglobe.com, inc., Nirvana Acquisition Corp.,
        Factorymall.com, inc. d/b/a Azazz, and certain selling stockholders thereof (18)

2.2     Agreement and Plan of Merger dated as of April 5, 1999 by and among theglobe.com, inc., Bucky Acquisition Corp., Attitude
        Network, Ltd. and certain shareholders thereof (19)

2.3     Agreement and Plan of Merger dated as of January 13, 2000 by and among theglobe.com, inc., Chips & Bits, Inc., Strategy Plu
        CB Acquisition Corp., SP Acquisition Corp., Yale Brozen and Tina Brozen(11)

3.1     Form of Fourth Amended and Restated Certificate of Incorporation of the Company(3)

3.2     Form of By-Laws of the Company(2)

3.3     Certificate relating to Previously Outstanding Series of Preferred Stock and Relating to the Designation, Preferences and R
        Series F Preferred Stock.

4.1     Second Amended and Restated Investor Rights Agreement among the Company and certain equity holders of the Company, dated as of August 13, 1997(2)

4.2     Amendment No.1 to Second Amended and Restated Investor Rights Agreement among the Company and certain equity holders of the
        Company, dated as of August 31, 1998(2)

4.3     Amendment No.2 to Second Amended and Restated Investor Rights Agreement among the Company and certain equity holders of the
        Company, dated April 9, 1999(8)

4.4     Form of Amendment No.3 to the Second Amended and Restated Investor Rights Agreement among the Company and certain equity holders of the Company(9)

4.5     Registration Rights Agreement, dated as of September 1, 1998(6).

4.6     Amendment No.1 to Registration Rights Agreement, dated as of April 9, 1999(8)

4.7     Specimen certificate representing shares of Common Stock of the Company(4).

4.8     Amended and Restated Warrant to Acquire Shares of Common Stock(2).

4.9     Form of Rights Agreement, by and between the Company and American Stock Transfer & Trust Company as Rights Agent(3).

4.10    Registration Rights Agreement among the Company and certain equity holders of the Company, dated February 1, 1999, in connection with the acquisition of factorymall.com(6).

4.11    Form of Amended and Restated Registration Rights Agreement among the Company and certain equity holders of the Company in connection with the acquisition of factorymall.com(8).

4.12    Registration Rights Agreement among the Company and certain shareholders of the Company, dated April 9, 1999, in connectio the acquisition of Attitude Network, Ltd(8).

4.13    Registration Rights Agreement among the Company and certain shareholders of the Company, dated November 30, 1999, in connection with the acquisition of Webjump.com from Infonent.com, Inc.(12)  .


4.14    Registration Rights Agreement among the Company and certain shareholders of the Company, dated February 24, 1999, in connection with the acquisition of Chips & Bits, Inc. and Strategy Plus, Inc.(12)

4.15    Form of Warrant dated November 12, 2002 to acquire shares of Common Stock.(17)

4.16    Form of Warrant dated March 28, 2003 to acquire shares of Common Stock.

9.1     Stockholders' Agreement by and among Dancing Bear Investments, Inc., Michael Egan, Todd V. Krizelman, Stephan J. Paternot,
        Edward A. Cespedes and Rosalie V. Arthur, dated as of February 14, 1999(6).

10.1    Employment Agreement dated June 6, 2000, by and between the Company and Todd V. Krizelman(10), (14).

10.2    Employment Agreement dated June 6, 2000, by and between the Company and Stephan J. Paternot(10), (14).

10.3    Employment Agreement dated July 14, 2000, by and between the Company and Charles Peck(10), (14).

10.4    Form of Indemnification Agreement between the Company and each of its Directors and Executive Officers(1)

10.5    Lease Agreement dated January 12, 1999 between the Company and Broadpine Realty Holding Company, Inc.(6)

10.6    2000 Broad Based Stock Option Plan(13).

10.7    1998 Stock Option Plan, as amended(8).

10.8    1995 Stock Option Plan(1)

10.9    factorymall.com, inc. 1998 Stock Option Plan(7)

10.10   Form of Nonqualified Stock Option Agreement with James McGoodwin, Kevin McKeown and Mark Tucker(7)

10.11   Attitude Network, Ltd. Stock Option Plan(10)

10.12   Employee Stock Purchase Plan(6).

10.13   Technology Purchase Agreement dated November 12, 2002, among theglobe.com, inc., and Brian Fowler(17).

10.14   Employment Agreement dated November 12, 2002, among theglobe.com, inc. and Brian Fowler(17).

10.15   Payment Agreement dated November 12, 2002, among theglobe.com, inc., 1002390 Ontario Inc., and Robert S. Giblett(17).

10.16   Release Agreement dated November 12, 2002, among theglobe.com, inc. and certain other parties named therein(17).

10.17   Preferred Stock Purchase Agreement dated March 28, 2003 between theglobe.com, inc. and E&C Capital Partners, LLLP.

16.     Letter dated August 13, 2002 from KPMG LLP relating to change of independent certified accountants(16).

23.1    Consent of KPMG LLP

99.1    Certification of the Chief Executive Officer Pursuant To 18 U.S.C. Section 1350 As Adopted Pursuant To Section 906 Of The
        Sarbanes-Oxley Act Of 2002

99.2    Certification of the Chief Financial Officer Pursuant To 18 U.S.C. Section 1350 As Adopted Pursuant To Section 906 Of The
        Sarbanes-Oxley Act Of 2002

_______________


(b) Reports on Form 8-K

     Form 8-K related to an event dated November 12, 2002, relating to an Item 5 disclosure of certain digital telephony assets acquired by the Registrant.

1 Incorporated by reference from our registration statement on Form S-1 filed July 24, 1998 (Registration No. 333-59751).
2.   Incorporated by reference as Exhibit to our Form S-1/A filed August 20,
     1998.
3.   Incorporated by reference from our Form S-1/A filed September 15, 1998.
4.   Incorporated by reference from our Form S-1/A filed October 14, 1998.
5.   Incorporated by reference from our Form S-1/A filed November 15, 1998.
6. Incorporated by reference from our Form 10-K for the year ended December 31, 1998 filed March 30, 1999.
7. Incorporated by reference from our Registration of Form S-8 (No.333-75503), filed on April 1, 1999.
8.   Incorporated by reference from our Form S-1 filed April 13, 1999.
9.   Incorporated by reference from our Form S-1/A filed May 3, 1999.
10.  Incorporated by reference from our Form S-1/A filed May 17, 1999.
11. Incorporated by reference from our report on Form 8-K filed on March 8, 2000.
12. Incorporated by reference form our Form 10-K for the year ended December 31, 1999 filed March 30, 2000.
13. Incorporated by reference from our Form 10-Q for the quarter ended March 31, 2000 dated May 15, 2000.
14. Incorporated by reference from our Form 10-Q for the quarter ended June 30, 2002 dated August 14, 2000.
15. Incorporated by reference from our Form 10-K for the year ended December 31, 2000 filed April 2, 2001.
16.  Incorporated by reference from our Form 8-K filed August 13, 2002.
17.  Incorporated by reference from our Form 8-K filed on November 26, 2002.
18.  Incorporated by reference from our Form 8-K filed on February 16, 1999.
19.  Incorporated by reference from our Form 8-K filed on April 9, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 31, 2003                          theglobe.com, inc.

                                               By /S/ MICHAEL S. EGAN
                                               ----------------------
                                               MICHAEL S. EGAN
                                               CHIEF EXECUTIVE OFFICER



Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 31st day of March 2003.


               /s/ MICHAEL S. EGAN
               ----------------------------------------
               MICHAEL S. EGAN                           Chairman

               /s/ EDWARD A. CESPEDES
               ----------------------------------------
                EDWARD A. CESPEDES                       Director

               /s/ ROBIN SEGAUL LEBOWITZ
               ----------------------------------------
               ROBIN SEGAUL LEBOWITZ                     Director

        CERTIFICATE PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT OF 2002
                           OF CHIEF FINANCIAL OFFICER

I, Robin Segaul Lebowitz, Chief Financial Officer of theglobe.com, certify that:

1.  I  have  reviewed  this  annual  report  on  Form  10-K  of  theglobe.com.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report; and

4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or person performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there are significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003
--------------------

/s/ Robin Segaul Lebowitz
------------------------------
Name: Robin Segaul Lebowitz
Title: Chief Financial Officer

        CERTIFICATE PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT OF 2002
                           OF CHIEF EXECUTIVE OFFICER

I,  Michael  S.  Egan,  Chief  Executive  Officer of theglobe.com, certify that:

1.  I  have  reviewed  this  annual  report  on  Form  10-K  of  theglobe.com.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or person performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there are significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Michael S. Egan
------------------------------
Name: Michael S. Egan
Title: Chief Executive Officer

                                  EXHIBIT INDEX

NO.     ITEM

2.1     Agreement and Plan of Merger dated as of February 1, 1999 by and among theglobe.com, inc., Nirvana Acquisition Corp.,
        Factorymall.com, inc. d/b/a Azazz, and certain selling stockholders thereof (18)

2.2     Agreement and Plan of Merger dated as of April 5, 1999 by and among theglobe.com, inc., Bucky Acquisition Corp., Attitude
        Network, Ltd. and certain shareholders thereof (19)

2.3     Agreement and Plan of Merger dated as of January 13, 2000 by and among theglobe.com, inc., Chips & Bits, Inc., Strategy Plu
        CB Acquisition Corp., SP Acquisition Corp., Yale Brozen and Tina Brozen(11)

3.1     Form of Fourth Amended and Restated Certificate of Incorporation of the Company(3)

3.2     Form of By-Laws of the Company(2)

3.3     Certificate relating to Previously Outstanding Series of Preferred Stock and Relating to the Designation, Preferences and R
        Series F Preferred Stock.

4.1     Second Amended and Restated Investor Rights Agreement among the Company and certain equity holders of the Company, dated as of August 13, 1997(2)

4.2     Amendment No.1 to Second Amended and Restated Investor Rights Agreement among the Company and certain equity holders of the
        Company, dated as of August 31, 1998(2)

4.3     Amendment No.2 to Second Amended and Restated Investor Rights Agreement among the Company and certain equity holders of the
        Company, dated April 9, 1999(8)

4.4     Form of Amendment No.3 to the Second Amended and Restated Investor Rights Agreement among the Company and certain equity holders of the Company(9)

4.5     Registration Rights Agreement, dated as of September 1, 1998(6).

4.6     Amendment No.1 to Registration Rights Agreement, dated as of April 9, 1999(8)

4.7     Specimen certificate representing shares of Common Stock of the Company(4).

4.8     Amended and Restated Warrant to Acquire Shares of Common Stock(2).

4.9     Form of Rights Agreement, by and between the Company and American Stock Transfer & Trust Company as Rights Agent(3).

4.10    Registration Rights Agreement among the Company and certain equity holders of the Company, dated February 1, 1999, in connection with the acquisition of factorymall.com(6).

4.11    Form of Amended and Restated Registration Rights Agreement among the Company and certain equity holders of the Company in connection with the acquisition of factorymall.com(8).

4.12    Registration Rights Agreement among the Company and certain shareholders of the Company, dated April 9, 1999, in connection the acquisition of Attitude Network, Ltd(8).

4.13    Registration Rights Agreement among the Company and certain shareholders of the Company, dated November 30, 1999, in connection with the acquisition of Webjump.com from Infonent.com, Inc.(12)  .

4.14    Registration Rights Agreement among the Company and certain shareholders of the Company, dated February 24, 1999, in connection with the acquisition of Chips & Bits, Inc. and Strategy Plus, Inc.(12)

4.15    Form of Warrant dated November 12, 2002 to acquire shares of Common Stock.(17)

4.16    Form of Warrant dated March 28, 2003 to acquire shares of Common Stock.

9.1     Stockholders' Agreement by and among Dancing Bear Investments, Inc., Michael Egan, Todd V. Krizelman, Stephan J. Paternot,
        Edward A. Cespedes and Rosalie V. Arthur, dated as of February 14, 1999(6).


10.1    Employment Agreement dated June 6, 2000, by and between the Company and Todd V. Krizelman(10), (14).

10.2    Employment Agreement dated June 6, 2000, by and between the Company and Stephan J. Paternot(10), (14).

10.3    Employment Agreement dated July 14, 2000, by and between the Company and Charles Peck(10), (14).

10.4    Form of Indemnification Agreement between the Company and each of its Directors and Executive Officers(1)

10.5    Lease Agreement dated January 12, 1999 between the Company and Broadpine Realty Holding Company, Inc.(6)

10.6    2000 Broad Based Stock Option Plan(13).

10.7    1998 Stock Option Plan, as amended(8).

10.8    1995 Stock Option Plan(1)

10.9    factorymall.com, inc. 1998 Stock Option Plan(7)

10.10   Form of Nonqualified Stock Option Agreement with James McGoodwin, Kevin McKeown and Mark Tucker(7)

10.11   Attitude Network, Ltd. Stock Option Plan(10)

10.12   Employee Stock Purchase Plan(6).

10.13   Technology Purchase Agreement dated November 12, 2002, among theglobe.com, inc., and Brian Fowler(17).

10.14   Employment Agreement dated November 12, 2002, among theglobe.com, inc. and Brian Fowler(17).

10.15   Payment Agreement dated November 12, 2002, among theglobe.com, inc., 1002390 Ontario Inc., and Robert S. Giblett(17).

10.16   Release Agreement dated November 12, 2002, among theglobe.com, inc. and certain other parties named therein(17).

10.17   Preferred Stock Purchase Agreement dated March 28, 2003 between theglobe.com, inc. and E&C Capital Partners, LLLP.

16.     Letter dated August 13, 2002 from KPMG LLP relating to change of independent certified accountants(16).

23.1    Consent of KPMG LLP

99.1    Certification of the Chief Executive Officer Pursuant To 18 U.S.C. Section 1350 As Adopted Pursuant To Section 906 Of The
        Sarbanes-Oxley Act Of 2002

99.2    Certification of the Chief Financial Officer Pursuant To 18 U.S.C. Section 1350 As Adopted Pursuant To Section 906 Of The
        Sarbanes-Oxley Act Of 2002

_______________


(b) Reports on Form 8-K

     Form 8-K related to an event dated November 12, 2002, relating to an Item 5 disclosure of certain digital telephony assets acquired by the Registrant.

1 Incorporated by reference from our registration statement on Form S-1 filed July 24, 1998 (Registration No. 333-59751).
2.   Incorporated by reference as Exhibit to our Form S-1/A filed August 20,
     1998.
3.   Incorporated by reference from our Form S-1/A filed September 15, 1998.
4.   Incorporated by reference from our Form S-1/A filed October 14, 1998.
5.   Incorporated by reference from our Form S-1/A filed November 15, 1998.
6. Incorporated by reference from our Form 10-K for the year ended December 31, 1998 filed March 30, 1999.
7. Incorporated by reference from our Registration of Form S-8 (No.333-75503), filed on April 1, 1999.
8.   Incorporated by reference from our Form S-1 filed April 13, 1999.
9.   Incorporated by reference from our Form S-1/A filed May 3, 1999.
10.  Incorporated by reference from our Form S-1/A filed May 17, 1999.
11. Incorporated by reference from our report on Form 8-K filed on March 8, 2000.
12. Incorporated by reference form our Form 10-K for the year ended December 31, 1999 filed March 30, 2000.
13. Incorporated by reference from our Form 10-Q for the quarter ended March 31, 2000 dated May 15, 2000.
14. Incorporated by reference from our Form 10-Q for the quarter ended June 30, 2002 dated August 14, 2000.
15. Incorporated by reference from our Form 10-K for the year ended December 31, 2000 filed April 2, 2001.
16.  Incorporated by reference from our Form 8-K filed August 13, 2002.
17.  Incorporated by reference from our Form 8-K filed on November 26, 2002.
18.  Incorporated by reference from our Form 8-K filed on February 16, 1999.
19.  Incorporated by reference from our Form 8-K filed on April 9, 1999.