Form 10QSB
period 2003-03-31
THEGLOBE COM INC
filed 2003-05-15
CIK 1066684

AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 15, 2003

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

    [X]  QUARTERLY REPORT PURSUANT  TO SECTION 13 OR 15(D) OF THE  SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _______________ TO ___________________

                           COMMISSION FILE NO. 0-25053

                               THEGLOBE.COM, INC.

        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

            STATE OF DELAWARE                              14-1782422
     -------------------------------                   -------------------
     (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

                     110 EAST BROWARD BOULEVARD, SUITE 1400
                           FORT LAUDERDALE, FL. 33301
                    ----------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                 (954) 769-5900
               --------------------------------------------------
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No

The number of shares outstanding of the Registrant's Common Stock, $.001 par value (the "Common Stock"), as of May 13, 2003 was 30,382,293.

                               THEGLOBE.COM, INC.

                                   FORM 10-QSB

                                      INDEX

                         PART I   FINANCIAL INFORMATION

                                                                          Page
                                                                           ----
Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets at March 31, 2003 (unaudited)
          and December 31, 2002                                                   1

          Unaudited Condensed Consolidated Statements of Operations for the
          three months ended March 31, 2003 and 2002                              2

          Unaudited Condensed Consolidated Statements of Cash Flows for the
          Three months ended March 31, 2003 and 2002                              3

          Notes to Unaudited Condensed Consolidated Financial Statements          4

Item 2.   Management's Discussion and Analysis or Plan of Operation              10

Item 3.   Controls and Procedures                                                28


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

Item 3.   Defaults Upon Senior Securities                                      II-1

Item 4.   Submission of Matters to a Vote of Security Holders                  II-1

Item 5.   Other Information                                                    II-1

Item 6.   Exhibits and Reports on Form 8-K                                     II-1

          A.  Exhibits                                                         II-1
          B.  Reports on Form 8-K                                              II-2

Signatures                                                                     II-3

Certifications                                                                 II-4

PART I FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                              THEGLOBE.COM, INC.

                                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                           MARCH 31,         DECEMBER 31,
                                                                             2003                2002
                                                                       -----------------  -------------------
                                                                          (UNAUDITED)         (NOTE 1(c))
                               ASSETS
Current assets:
       Cash and cash equivalents. . . . . . . . . . . . . . . . . . .  $        792,188   $          725,422
       Accounts receivable, net.. . . . . . . . . . . . . . . . . . .           916,370            1,247,390
       Inventory, net . . . . . . . . . . . . . . . . . . . . . . . .           363,703              363,982
       Prepaid and other current assets . . . . . . . . . . . . . . .           278,071              331,114
                                                                       -----------------  -------------------
         Total current assets . . . . . . . . . . . . . . . . . . . .         2,350,332            2,667,908

       Intangible Assets. . . . . . . . . . . . . . . . . . . . . . .  $        164,960   $          164,960
       Property and equipment, net. . . . . . . . . . . . . . . . . .           171,956              174,117
       Advance on loan commitment . . . . . . . . . . . . . . . . . .            40,000               40,000
                                                                       -----------------  -------------------

         Total assets  .. . . . . . . . . . . . . . . . . . . . . . .  $      2,727,248   $        3,046,985
                                                                       =================  ===================

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable . . . . . . . . . . . . . . . . . . . . . . .  $        530,863   $        1,395,929
       Accrued expenses . . . . . . . . . . . . . . . . . . . . . . .         1,158,566              447,189
       Deferred revenue . . . . . . . . . . . . . . . . . . . . . . .           167,599              169,519
       Current portion of long-term debt. . . . . . . . . . . . . . .            91,202              123,583
                                                                       -----------------  -------------------
         Total current liabilities. . . . . . . . . . . . . . . . . .         1,948,230            2,136,220

Long-Term Debt. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         87,852   $           87,852
                                                                       -----------------  -------------------

         Total liabilities. . . . . . . . . . . . . . . . . . . . . .  $      2,036,082   $        2,224,072
                                                                       -----------------  -------------------
Stockholders' equity:
       Common stock . . . . . . . . . . . . . . . . . . . . . . . . .  $         31,082   $           31,082
       Preferred stock, at liquidation value. . . . . . . . . . . . .           500,000                    0
       Additional paid-in capital . . . . . . . . . . . . . . . . . .       218,860,565          218,310,565
       Common stock, 699,281 common shares, held in treasury, at cost          (371,458)            (371,458)
       Accumulated deficit. . . . . . . . . . . . . . . . . . . . . .      (218,329,023)        (217,147,276)
                                                                       -----------------  -------------------
         Total stockholders' equity . . . . . . . . . . . . . . . . .           691,166              822,913
                                                                       -----------------  -------------------
         Total liabilities and stockholders' equity . . . . . . . . .  $      2,727,248   $        3,046,985
                                                                       =================  ===================

See accompanying notes to unaudited condensed consolidated financial statements.

                                THEGLOBE.COM, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                          THREE MONTHS ENDED
                                                        MARCH 31,     MARCH 31,
                                                       ------------  ------------
                                                           2003          2002
                                                       ------------  ------------
                                                              (UNAUDITED)
Revenues:
         Advertising. . . . . . . . . . . . . . . . .  $   546,869   $   667,843
         Electronic commerce and other. . . . . . . .    1,111,481     1,862,180
                                                       ------------  ------------
               Total revenues . . . . . . . . . . . .    1,658,350     2,530,023

Cost of revenues. . . . . . . . . . . . . . . . . . .      847,238     1,602,121
                                                       ------------  ------------

             Gross profit . . . . . . . . . . . . . .      811,112       927,902

Operating expenses:
         Sales and marketing. . . . . . . . . . . . .      567,338     1,020,378
         Product development. . . . . . . . . . . . .      152,682       186,199
         General and administrative . . . . . . . . .      611,692       625,180
         Depreciation . . . . . . . . . . . . . . . .       22,825             -
                                                       ------------  ------------
Total operating expenses. . . . . . . . . . . . . . .    1,354,537     1,831,757
                                                       ------------  ------------
Loss from operations. . . . . . . . . . . . . . . . .     (543,425)     (903,855)
                                                          (138,322)      400,447
Interest and other income(expense), net . . . . . .   ------------  ------------
Loss before provision for income taxes. . . . . . . .     (681,747)     (503,408)
Provision for income taxes. . . . . . . . . . . . . .            0         2,700
                                                       ------------  ------------
Net loss. . . . . . . . . . . . . . . . . . . . . . .  $  (681,747)  $  (506,108)
                                                       ============  ============
Basic and diluted net loss per share: . . . . . . . .  $     (0.04)  $     (0.02)
                                                       ============  ============
Weighted average basic and diluted shares outstanding   32,382,293    31,081,574
                                                       ============  ============

See accompanying notes to unaudited condensed consolidated financial statements.

                                    THEGLOBE.COM, INC.

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              THREE-MONTHS ENDED
                                                            MARCH 31,     MARCH 31,
                                                           -------------------------
                                                               2003         2002
                                                           ------------  -----------
                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . .  $  (681,747)  $ (506,108)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
    Depreciation and amortization . . . . . . . . . . . .       22,825       21,256
    Gain on sale of Happy Puppy assets. . . . . . . . . .            0     (134,500)
    Non-cash favorable settlements of liabilities . . . .            0     (261,927)
    Contributed officer compensation. . . . . . . . . . .       50,000            -
    Changes in operating assets and liabilities, net of
      dispositions:
    Inventory, net. . . . . . . . . . . . . . . . . . . .          279        5,268
    Accounts receivable, net. . . . . . . . . . . . . . .      331,020      301,327
    Prepaid and other current assets. . . . . . . . . . .       53,043      283,839
    Accounts payable. . . . . . . . . . . . . . . . . . .     (865,066)     (75,144)
    Accrued expenses. . . . . . . . . . . . . . . . . . .      711,377      (10,461)
    Deferred revenue. . . . . . . . . . . . . . . . . . .       (1,920)       1,765
                                                           ------------  -----------
Net cash used in operating activities . . . . . . . . . .  $  (380,189)  $ (374,685)
                                                           ------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of marketable securities . . . . .  $         0   $      270
    Proceeds from sale of property and equipment. . . . .            0          500
    Purchases of property and equipment . . . . . . . . .      (20,664)           0
    Payment of security deposits / escrow . . . . . . . .            0      (67,500)
    Proceeds from sale of properties. . . . . . . . . . .            0      134,500
                                                           ------------  -----------

Net cash provided by (used in) investing activities . . .  $   (20,664)  $   67,770
                                                           ------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments of debt. . . . . . . . . . . . . . . . . . .  $   (32,381)  $     (853)
    Proceeds from issuance of preferred shares. . . . . .      500,000            0
                                                           ------------  -----------

Net cash provided by (used in) financing activities . . .  $   467,619         (853)
                                                           ------------  -----------
      Net change in cash and cash equivalents . . . . . .       66,766     (307,768)
      Effect of exchange rate changes on cash and cash
        equivalents . . . . . . . . . . . . . . . . . . .            0         (270)
Cash and cash equivalents at beginning of period. . . . .      725,422    2,563,828
                                                           ------------  -----------
Cash and cash equivalents at end of period. . . . . . . .  $   792,188   $2,255,790
                                                           ============  ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                               THEGLOBE.COM, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     (1)  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     (a)  Description  of  theglobe.com

     theglobe.com, inc. (the "Company" or "theglobe") was incorporated on May 1, 1995 (inception) and commenced operations on that date. theglobe.com was an online property with registered members and users in the United States and abroad which allowed its users to personalize their online experience by publishing their own content and interacting with others having similar interests. However, due to the decline in the advertising market, the Company was forced to take cost-reduction and restructuring initiatives, which included closing its community www.theglobe.com effective August 15, 2001. The Company then began to aggressively seek buyers for some or all of its remaining online and offline properties, which consisted primarily of games-related properties. In October 2001, the Company sold all of the assets used in connection with the Games Domain and Console Domain websites to British Telecommunications plc, and all of the assets used in connection with the Kids Domain website to Kaboose Inc. In February 2002, the Company sold all of the assets used in connection with the Happy Puppy website to Internet Game Distribution, LLC (see Note 4).

     Effective June 1, 2002, Chairman Michael S. Egan and Director Edward A. Cespedes became Chief Executive Officer and President of the Company, respectively. As of March 31, 2003, the Company continues to operate its Computer Games print magazine and the associated website Computer Games Online (www.cgonline.com), as well as the games distribution business of Chips & Bits, Inc. (www.chipsbits.com). As of March 31, 2003, the Company's revenue sources are principally from the sale of print advertising in its Computer Games magazine; the sale of video games and related products through Chips & Bits, Inc., its games distribution business; and the sale of its Computer Games magazine through newsstands and subscriptions.

     The Company continues to actively explore a number of strategic alternatives for its business, including continuing its operations and using its cash on hand, selling some or all of these properties and/or entering into new or different lines of business. On November 14, 2002, the Company acquired certain Voice over the Internet Protocol (VoIP) assets from an entrepreneur. In exchange for the assets, the Company issued warrants to acquire 1,750,000 shares of its common stock and an additional 425,000 warrants as part of an earn-out structure upon the attainment of certain performance targets. In conjunction with the acquisition, E&C Capital Partners, a privately held investment vehicle owned by our Chairman and Chief Executive Officer, Michael S. Egan, and our President, Edward A. Cespedes, entered into a non-binding letter of intent with theglobe.com to provide new financing in the amount of $500,000 through the purchase of a new series of preferred securities. That investment closed on March 28, 2003.

     Concurrently with the closing of the preferred stock investment, certain affiliates of Michael S. Egan and Edward A. Cespedes entered into a non-binding letter of intent to loan up to $1 million to the Company pursuant to a convertible secured loan facility. The loan facility would be convertible into shares of the Company's common stock at the rate of $.09 per share, which if fully funded and converted, would result in the issuance of approximately 11.1 million shares. In addition, assuming the loan is fully funded, it is anticipated that the investor group would be issued a warrant to acquire approximately 2.2 million shares of theglobe.com Common Stock at an exercise price of $.15 per share. The convertible debt financing is subject to a number of closing conditions, including execution of definitive documentation, satisfactory resolution of certain Company liabilities and other tax and business considerations. The financing is also subject to completion of a loan facility and related documentation satisfactory to the parties. If consummated, and assuming the conversion of the debt and/or exercise of the warrant, the convertible debt financing would result in substantial dilution of the number of securities of theglobe.com issued and outstanding. There can be no assurance, if and when, the financing will be consummated.

     On February 25, 2003 the Company entered into a Loan and Purchase Option Agreement with a development stage internet related business venture pursuant to which it agreed to loan the venture up to $160,000 (or greater at the discretion of theglobe.com) to fund its operating expenses and obtained the option to acquire all of the outstanding capital stock of the venture in exchange for, when and if exercised, $40,000 and the issuance of an aggregate of 2,000,000 unregistered restricted shares of theglobe.com's common stock. As of March 31, 2003, $175,000 has been advanced to this venture.

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


     (c)  Unaudited Interim Condensed Consolidated Financial Information

     The unaudited interim condensed consolidated financial statements of the Company for the three months ended March 31, 2003 and 2002 included herein have been prepared in accordance with the instructions for Form 10-QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed consolidated financial statements.

     In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2003 and the results of its operations for three months ended March 31, 2003 and 2002 and its cash flows for the three months ended March 31, 2003 and 2002.

     The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited financial statements as of December 31, 2002, and for the three years then ended and related notes included in the Company's 10-K filed with the Securities and Exchange Commission.

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

     (e)  Cash and Cash Equivalents

     The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2003 and 2002.

     (f)  Comprehensive Loss

     The Company's comprehensive loss was approximately $ 0 and $0.4 million for the three months ended March 31, 2003 and 2002, respectively. The March 31, 2002 other comprehensive loss was related to the Company's foreign currency translation adjustment resulting from the wind down of operations in the United Kingdom. In October 2001, the Company sold all of the assets used in connection with the Games Domain and Console Domain websites to British Telecommunications, plc. In 2003, there were no foreign currency translation adjustments.

     (g)  Inventory

     Inventories, consisting of products available for sale, are recorded using the average cost method and valued at the lower of cost or market value. The Company's provision for obsolescent inventory as of March 31, 2003 and December 31, 2002 was $102,797 and $100,000, respectively.

     (h)  Revenue Recognition

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

     (i)  Concentration of Credit Risk

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

     The Company's customers are primarily concentrated in the United States. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. Concentration of credit risk is limited due to the Company's large number of customers.

     (j)  Net loss per share

     Diluted net loss per share has not been presented separately, as the outstanding stock options, warrants and contingent stock purchase warrants are anti-dilutive for each of the periods presented.

     Diluted net loss per share for the three months ended March 31, 2003 and 2002 does not include the effects of (1) options to purchase 5,969,940 and 2,073,874 shares of common stock, respectively, and (2) warrants to purchase 10,885,201 and 4,011,534 shares of common stock, respectively.

     Net loss attributable to common stockholders was calculated as follows:

                                                     2003         2002
                                                 ------------  ----------
Net loss                                         $  (681,747)  $(506,108)

Preferred conversion feature of preferred stock     (500,000)          -
Preferred stock dividend earned                            -           -
                                                 ------------------------
Net loss attributable to common stock holders    $(1,181,747)  $(506,108)
                                                 ========================

     (k)  Segment Reporting

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

     (l)  Recent Accounting Pronouncements


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

     In November 2002 the FASB issued FASB Interpretation No., or FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of Indebtedness of Others. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor's previous accounting for guarantees that were issued before the date of FIN 45's initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of the Interpretation. The disclosure requirements are effective for financial statements both interim and annual periods that end after December 15, 2002. The adoption of FIN 45 is not expected to have a material impact on the Company's financial position or results of operations.

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

(2)     STOCK  OPTION  REPRICING

     On May 31, 2000, the Company offered to substantially all of its employees, excluding executive officers and the Board of Directors, the right to amend certain outstanding stock options and receive new options with an exercise price equal to the then current fair market value of the stock. Options to purchase a total of approximately 1.1 million shares, approximately 20% of outstanding options, were amended and approximately 856,000 new options were granted at an exercise price of $1.594 per share, which was based on the closing price of the Company's common stock on May 31, 2000. The new options vest at the same rate that they would have vested under previous option plans. The Company is accounting for these re-priced stock options using variable accounting in accordance with FIN No. 44. In addition, as a result of options, which were granted within six months of the cancellations, an additional 244,000 options also require variable accounting in accordance with FIN No. 44. For the three months ended March 31, 2003, there was no compensation charge relating to the re-pricing due to the decrease in value of the common stock price. Depending upon movements in the market value of the Company's common stock, this accounting treatment may result in significant non-cash compensation charges in future periods.

     Stock Option Activity

     No stock options were issued for the quarter ended March 31, 2003. Total stock options outstanding is shown below:

              Total Stock Options at 12/31/02    5,971,440
              Add: Options Issued                        -
              Less: Options Exercised                    -
              Less: Options Expired / Cancelled     (1,500)
                                                 ----------
              Total Stock Options at 3/31/03     5,969,940
                                                 ==========

     The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002: no dividend yield; an expected life of ten years; 160% expected volatility and 4.78% risk free interest rate. Under the accounting provisions of SFAS 123, the Company's net loss and loss per share would have been adjusted in connection with options issued to employees had there been any material grants or vesting during the quarters ended March 31, 2003 and 2002.

(3)  COMMITMENTS AND CONTINGENCIES

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

(4)  DISPOSITIONS AND OTHER INCOME AND EXPENSE

     On February 25, 2003, theglobe.com entered into a Loan and Purchase Option Agreement with a development stage internet related business venture pursuant to which it agreed to loan (the "Loan') the venture up to $160,000 to fund its operating expenses and obtained the option to acquire all of the outstanding capital stock of the venture in exchange for, when and if exercised, $40,000 and the issuance of an aggregate of 2,000,000 unregistered restricted shares of theglobe.com's common stock (the "Option") (See Note 5 - Other Events). As of March 31, 2003, $175,000 has been advanced to this venture. In connection with this, the Company has set up a reserve of $135,000 which was recorded in other expense in the first quarter of 2003.

     On February 27, 2002 the Company sold to Internet Game Distribution, LLC all of the assets used in connection with the Happy Puppy website. The total consideration received was $135,000. The Company received $67,500 immediately, and $67,500 to be held in escrow until the Company transferred all assets used in connection with the Happy Puppy website. On May 6, 2002, $67,500 was released to the Company. The Company recognized a gain on the sale of $134,500, in the first quarter of 2002.

(5)  OTHER EVENTS

     On February 25, 2003, theglobe.com entered into a Loan and Purchase Option Agreement with a development stage internet related business venture pursuant to which it agreed to loan (the "Loan') the venture up to $160,000 (or greater at the discretion of theglobe.com) to fund its operating expenses and obtained the option to acquire all of the outstanding capital stock of the venture in exchange for, when and if exercised, $40,000 and the issuance of an aggregate of 2,000,000 unregistered restricted shares of theglobe.com's common stock (the "Option"). The Loan is secured by a lien on the assets of the venture and matures on December 12, 2003. At it's option, theglobe.com may loan additional amounts on substantially identical terms. The Option is exercisable at anytime on or before the later of March 31, 2003 and ten days after theglobe.com's receipt of notice relating to the award of a certain contract currently being pursued by the venture. In the event of the exercise of the Option, (i) the existing CEO and CFO of the venture have agreed to enter into employment agreements whereby each would agree to remain in the employ of the venture for a period of two years following the closing of the Option in exchange for base compensation plus participation in a bonus pool based upon the pre-tax income of the venture and (ii) the 2,000,000 shares of theglobe.com Common Stock issued upon such exercise will be entitled to certain "piggy-back" registration rights. If the Option is not exercised, then theglobe.com has agreed, subject to certain exceptions, to forgive repayment of $60,000 of the Loan. As of March 31, 2003, $175,000 has been advanced to this venture. Due to the uncertainty of collectibility of this loan, as it is to a development stage business, we have set up a reserve for all of the loan except the $40,000 attributable to the acquisition should we exercise our option.

     On November 14, 2002, E & C Capital Partners, a privately held investment holding company owned by Michael S. Egan, our Chairman and CEO and a major shareholder, and Edward A. Cespedes, our President and a Director, entered into a non-binding letter of intent with theglobe.com to provide $500,000 of new financing via the purchase of shares of a new Series F Preferred Stock of theglobe.com. On March 28, 2003, the parties signed a Preferred Stock Purchase Agreement and other related documentation pertaining to the investment and closed on the investment (the "Preferred Stock Investment"). Pursuant to the Preferred Stock Purchase Agreement, E & C Capital Partners received 333,333 shares of Series F Preferred Stock convertible into shares of the Company's Common Stock at a price of $0.03 per share. The conversion price is subject to adjustment upon the occurrence of certain events, including downward adjustment on a weighted-average basis in the event the Company should issue securities at a purchase price below $0.03 per share. If fully converted, and without regard to the anti-dilutive adjustment mechanisms applicable to the Series F Preferred Stock, an aggregate of approximately 16.7 million shares of Common Stock could be issued. The Series F Preferred Stock has a liquidation preference of $1.50 per share, will pay a dividend at the rate of 8% per annum and entitles the holder to vote on an "as converted" basis with the holders of Common Stock. In addition, as part of the $500,000 investment, E & C Capital Partners received warrants to purchase approximately 3.3 million shares of theglobe.com Common Stock at an exercise price of $0.125 per share. The warrant is exercisable at any time on or before March 28, 2013. E & C Capital Partners is entitled to certain demand registration rights in connection with its investment. The Company intends to use the proceeds from the investment for its general working capital requirements.

     At the issuance of the preferred shares, an allocation of proceeds received was made between the preferred stock and the warrants. The allocation was made by determining the pro-rata share of the proceeds for each by comparing the fair value of each security issued to the total fair value. The fair value of the warrants was determined using the Black Scholes model. The fair value of the preferred stock was determined by measuring the fair value of the common shares on an as converted basis. As a result, $83,000 was allocated to the warrants sold. In addition, the value of the preferential conversion was calculated by comparing the fair value of the underlying common shares on the date of issuance to the conversion price. This resulted in a preferential conversion discount, limited to the proceeds from the sale, of $417,000. The sum of the two discounts, $500,000, has been recorded as a dividend to the preferred stockholders in March 2003, as the preferred shares are immediately convertible into common shares.

     As a result of the issuance of the Series F Preferred Stock and the warrants at the applicable conversion and exercise prices, certain anti-dilution provisions applicable to previously outstanding warrants to acquire approximately 4.1 million shares of theglobe.com common stock were triggered. Like many types of warrants commonly issued, these outstanding warrants to acquire shares of the Company's common stock include weighted average anti-dilution provisions which result in a lowering of the exercise price, and an increase in the number, of warrants to acquire shares of the Company's common stock anytime shares of common stock are issued (or options or other securities exercisable or convertible into common stock) for a price per share less than the then exercise price of the warrants. As a result of the Preferred Stock Investment, the exercise price was lowered from approximately $1.39 to $.96 per share on these warrants and the number of shares issueable upon exercise was proportionally increased from approximately 4.1 million shares to 5.375 million shares. The total number of warrants now outstanding, including those issued in the Preferred Stock Investment, is approximately 10.525 million.

     Concurrently with the closing of the preferred stock investment, Michael S. Egan and Edward A. Cespedes entered into a non-binding letter of intent to loan up to $1 million to the Company pursuant to a convertible secured loan facility. The loan facility would be convertible into shares of the Company's common stock at the rate of $.09 per share, which if fully funded and converted, would result in the issuance of approximately 11.1 million shares. In addition, assuming the loan is fully funded, it is anticipated that the investors would be issued a warrant to acquire approximately 2.2 million shares of theglobe.com Common Stock at an exercise price of $.15 per share. The convertible debt financing is subject to a number of closing conditions, including execution of definitive documentation, satisfactory resolution of certain Company liabilities and other tax and business considerations. The financing is also subject to completion of a loan facility and related documentation satisfactory to the parties. If consummated, and assuming the conversion of the debt and/or exercise of the warrant, the convertible debt financing would result in substantial dilution of the number of securities of theglobe.com issued and outstanding. There can be no assurance, if and when, the financing will be consummated. In addition, the anti-dilution provisions in certain warrants referred to above would once again be triggered and the exercise price and the number of shares issueable would once again be adjusted.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD  LOOKING  STATEMENTS

     The following Management's Discussion and Analysis or Plan of Operation contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "intends," "will," or similar terms. Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors described under "Risk Factors" and elsewhere in this report. The following discussion should be read together with the consolidated financial statements and notes to those statements included elsewhere in this report.

OVERVIEW AND PLAN OF OPERATION

     As of March 31, 2003, we were a network of three wholly owned properties, each of which specializes in the games business by delivering games information and selling games in the United States and abroad. These properties are: our print publication Computer Games Magazine; our Computer Games Online website (www.cgonline.com), which is the online counterpart to Computer Games Magazine; and, our Chips & Bits, Inc. (www.chipsbits.com) games distribution company. In addition, as described below, the Company intends to enter into the VoIP business. Management of the Company continues to actively explore a number of strategic alternatives for its remaining online and offline game properties, including continuing its operations and using its cash on hand, selling some or all of these properties and/or entering into new or different lines of business (which may include acquisition of other companies).

     As of March 31, 2003, our revenues were derived principally from the sale of print advertisements under short-term contracts in our games information magazine Computer Games; through the sale of video games and related products through our games distribution business Chips & Bits, Inc.; and through the sale of our games information magazine through newsstands and subscriptions.

     On November 14, 2002, we acquired certain VoIP assets. Our plans regarding these VoIP assets are described below. We issued 1.75 million warrants to acquire shares of our Common Stock in conjunction with the closing of this acquisition. The Company also issued 425,000 warrants to acquire shares of Common Stock as part of an earn-out structure. These warrants are held in escrow by the Company and will only be released upon attainment of certain performance targets. In conjunction with the acquisition, E&C Capital Partners, a privately held investment vehicle owned by our Chairman and Chief Executive Officer, Michael S. Egan and our President, Edward A. Cespedes, entered into a letter of intent with theglobe.com to provide new financing in the amount of $500,000 through the purchase of a new series of preferred securities.

     On March 28, 2003, the parties signed a Preferred Stock Purchase Agreement and other related documentation pertaining to the investment and closed on the investment (the "Preferred Stock Investment"). Pursuant to the Preferred Stock Purchase Agreement, E & C Capital Partners received 333,333 shares of Series F Preferred Stock convertible into shares of the Company's Common Stock at a price of $0.03 per share. The conversion price is subject to adjustment upon the occurrence of certain events, including downward adjustment on a weighted-average basis in the event the Company should issue securities at a purchase price below $0.03 per share. If fully converted, and without regard to the anti-dilutive adjustment mechanisms applicable to the Series F Preferred Stock, an aggregate of approximately 16.7 million shares of Common Stock could be issued. The Series F Preferred Stock has a liquidation preference of $1.50 per share, will pay a dividend at the rate of 8% per annum and entitles the holder to vote on an "as converted" basis with the holders of Common Stock. In addition, as part of the $500,000 investment, E & C Capital Partners received warrants to purchase approximately 3.3 million shares of theglobe.com Common Stock at an exercise price of $0.125 per share. The warrant is exercisable at any time on or before March 28, 2013. E & C Capital Partners is entitled to certain demand registration rights in connection with its investment. The Company intends to use the proceeds from the investment for its general working capital requirements.

     Concurrently with the closing of the preferred stock investment, Michael S. Egan and Edward A. Cespedes entered into a non-binding letter of intent to loan up to $1 million to the Company pursuant to a convertible secured loan facility. The loan facility would be convertible into shares of the Company's common stock at the rate of $.09 per share, which if fully funded and converted, would result in the issuance of approximately 11.1 million shares. In addition, assuming the loan is fully funded, it is anticipated that the investors would be issued a warrant to acquire approximately 2.2 million shares of theglobe.com Common Stock at an exercise price of $.15 per share. The convertible debt financing is subject to a number of closing conditions, including execution of definitive documentation, satisfactory resolution of certain Company liabilities and other tax and business considerations. The financing is also subject to completion of a loan facility and related documentation satisfactory to the parties. If consummated, and assuming the conversion of the debt and/or exercise of the warrant, the convertible debt financing would result in substantial dilution of the number of securities of theglobe.com issued and outstanding. There can be no assurance, if and when, the financing will be consummated.

     On February 25, 2003, the Company entered into a Loan and Purchase Option Agreement with a development stage internet related business venture pursuant to which it agreed to loan the venture up to $160,000 (or a greater amount, at the discretion of theglobe.com) to fund its operating expenses and obtained the option to acquire all of the outstanding capital stock of the venture in exchange for, when and if exercised, $40,000 and the issuance of an aggregate of 2,000,000 unregistered restricted shares of theglobe.com's common stock (See
Note 5 of notes to the unaudited consolidated financial statements - Other
Events).   As of March 31, 2003, $175,000 has been advanced to this venture.
Due to the uncertainty of collectibility of this loan, as it is to a development stage business, we have set up a reserve for all of the loan except the $40,000 attributable to the acquisition should we exercise our option.

Our Proposed VoIP Business

     Overview. In the summer of 2003, theglobe.com intends to enter the telephone business with a phone system based upon "Voice over the Internet Protocol" or "VoIP." The Company's longer term objective is to become a leading provider of feature-rich, voice communications products and services delivered over the Internet. At present, the Company is preparing the launch of three products: voiceglo live, voiceglo usa "your global home phone" and voiceglo biz. The products are intended to allow consumers and enterprises to communicate using voice over the Internet for significantly reduced pricing compared to traditional telephony networks. We are developing and intend to also offer traditional telephony services with our VoIP services, such as voicemail, caller id, call forwarding, and call waiting, as well as incremental services that are not currently supported by the public switched telephone network (such as the ability to use numbers remotely and voice to email services). Each of the foregoing three products is described in greater detail below. Each product is subject to continuing development by the Company and management continues to evaluate its business plans for these proposed services. The company will need to raise substantial additional capital to fully exploit its business plans for these services. There are a number of significant risks to entry into, and the conduct of business in, this market, including governmental regulation, potential taxation of services and many of the risks detailed below under "Risk Factors."

     voiceglo live. voiceglo live is planned as an "on-network"-only communications product. When implemented, voiceglo live subscribers will be able to make (to other voiceglo live subscribers) and receive (from other voiceglo live subscribers and anybody else calling from the Internet) calls to and from anywhere in the world, and make calls to the public switched telephone network ("PSTN") for a low per minute rate. voiceglo live subscribers will be issued telephone numbers that, along with other directory information they give us permission to include, are indexed in all major search engines. Callers to voiceglo live subscribers will be able to "search" for subscribers by name or telephone number at any search engine or at the Company's planned voiceglo.com website directory. Upon completing a search, the caller will receive notification as to whether or not the subscriber is "Live." If so, the caller can complete the call right from the search engine or directory. If the subscriber is not "live," the caller can still complete the call and will receive the voiceglo subscriber's voicemail greeting. All calls to and between voiceglo live subscribers are anticipated to be free because they are delivered over the Internet.

     The voiceglo live service is anticipated to be easy to use and mobile. As currently planned, the service can be used with a USB handset (a simple phone that plugs into a PC's USB port and which will included as part of the sign-up), with a PC's microphone and speakers, with any wi-fi enabled device equipped with a speaker and microphone, or with existing traditional phones with use of an adapter under development by the Company. We intend for subscribers to be able to log into their service from any Internet connection in the world and receive calls made to their voiceglo numbers.


     voiceglo usa. voiceglo usa is planned as a full-featured, full-service alternative to the public switched telephone network (PSTN) available to enterprises and homes with broadband Internet access. Our plans call for subscribers to be able to use voiceglo usa just like they would their traditional telephone service. Calls made and received by subscribers will be carried over their broadband connections and interconnect with the PSTN using voiceglo's call signaling technology. The Company has applied for patent protection for this technology. We cannot predict whether a patent will be issued for this technology. Upon joining voiceglo usa, subscribers will be issued traditional phone numbers. In the alternative, they may "port" or transfer their existing phone numbers to the voiceglo usa service. Subscribers will be listed (unless they choose to be unlisted) in the traditional PSTN "411" directory and in voiceglo's proprietary directory. The Company's remote local number service is anticipated to allow subscribers to choose phone numbers from any area codes serviced by voiceglo usa, allowing customers to keep numbers "for life," even if they move. It will also allow them a local presence in areas where they do not reside. We anticipate that voiceglo usa's service will be significantly discounted from traditional telephone service.

     Like voiceglo live, voiceglo usa is being developed to be easy to use and portable. As planned, the service can be used with the same USB handset and other hardware device as described for our proposed voiceglo live service. We intend for subscribers to be able to log into their service from any high-speed Internet connection in the world and receive calls made to their voiceglo numbers at no extra cost. Users are also anticipated to be able to call back to their local area codes from anywhere in the world. All calls between voiceglo usa subscribers are anticipated to be free.

     voiceglo biz. voiceglo biz is planned as a bundled offering for businesses that will include voiceglo live and voiceglo usa components. We anticipate that voiceglo biz will be priced very attractively compared to what businesses must pay for traditional telephony services. voiceglo biz is anticipated to offer businesses unlimited local calling and highly attractive long distance rates. voiceglo biz is also anticipated to offer businesses the ability to use their corporate phone numbers remotely for no extra cost.

     Our plans call for voiceglo biz to be used with USB handsets or other hardware devices like those for our other planned services. We intend for subscribers to be able to log into their service from any high-speed Internet connection in the world and receive calls made to their voiceglo numbers. They will also be able to call back to their local area codes for free from anywhere in the world. All calls between voiceglo usa subscribers are anticipated to be free. We anticipate that voiceglo biz lines may be used by multiple users within a business environment.

RESULTS  OF  OPERATIONS

     Revenues. Our revenue is currently derived principally from the sale of print advertisements under short-term contracts in our games information magazine Computer Games; through newsstand sales and subscriptions of our games information magazine; and through the sale of video games and related products through our games distribution business Chips & Bits, Inc.

     Total revenues decreased to $1.7 million for the three months ended March 31, 2003, as compared to $2.5 million for the three months ended March 31, 2002. Advertising revenues from the sale of print advertisements in our games magazine for the three months ended March 31, 2003 were $0.5 million, which represented 33% of total revenues. Advertising revenues for the three months ended March 31, 2002 were $0.7 million, which represented 26 % of total revenues. The decrease in advertising revenues was primarily attributable to negative industry trends. Barter advertising revenues represented 2% and 1% of total revenues for the three months ended March 31, 2003 and 2002, respectively. Sales of the Company's games information magazine through newsstands and subscriptions accounted for 42%, or $0.7 million, and 38%, or $1.0 million, of total revenues for the three-month periods ended March 31, 2003 and 2002, respectively. The decrease is also due to negative industry trends.

     Sales of merchandise through our online store accounted for 25% of total revenues for the three months ended March 31, 2003, or $0.4 million, as compared to 36% for the three months ended March 31, 2002, or $0.9 million. The decrease was partially attributable to advances in console and online games, which traditionally have less sales loyalty to our online store, and to a dramatic reduction in the number of major PC games releases, on which our online store relies for the majority of sales and profits.

     Cost of Revenues. Cost of revenues consists primarily of Internet connection charges, staff and related costs of operations personnel, depreciation and maintenance costs of website equipment, printing costs of our games magazine and the costs of merchandise sold and shipping fees in connection with our online store. Gross margins were 49% and 36.7% for the three months ended March 31, 2003 and 2002, respectively. The quarter-over-quarter increase in gross margins was primarily attributable to a higher concentration of revenue derived from subscriptions and newsstand sales of the magazine, which has high gross margins. Cost of revenues decreased substantially from the corresponding quarter in 2002 ($0.85 million and $1.6 million, respectively) primarily as a result of our cost restructuring initiatives. Principally due to the decline in marketing expenses, total operating expenses decreased substantially from the corresponding quarter in 2002.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related expenses of sales and marketing personnel, commissions, advertising and marketing costs, public relations expenses, promotional activities and barter expenses. Sales and marketing expenses were $0.6 million and $1.0 million for the three months ended March 31, 2003 and 2002, respectively. The year-to-year decrease in sales and marketing expense was attributable to reduced personnel costs and decreased advertising costs. As of March 31, 2003, we have an internal advertising sales staff of two (2) professionals, both of whom are dedicated to selling advertising space in our Computer Games print magazine, and to a lesser extent on our Computer Games Online website, which is the online counterpart to Computer Games magazine.

     Product Development. Product development expenses include salaries and related personnel costs, expenses incurred in connection with the development of, testing of and upgrades to our websites, and editorial and content costs. Product development expenses decreased to $0.15 million for the three months ended March 31, 2003, as compared to $0.2 million for the three months ended March 31, 2002. The quarter-over-quarter decrease was related to our restructuring and cost containment initiatives.

     General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related personnel costs for general corporate functions including finance, human resources, legal and facilities, outside legal and professional fees, directors and officers insurance, bad debt expenses and general corporate overhead costs. General and administrative expenses were relatively stable at approximately $0.6 million for the three months ended March 31, 2003, as well as $0.6 million for the three months ended March 31, 2002.

     Amortization of Goodwill and Intangible Assets. Amortization expense was $ 0 for the three months ended March 31, 2003 and March 31, 2002. In August 2002, we acquired certain VoIP assets which are intangible. When they are placed in service, they will be amortized over their useful life and evaluated annually for impairment.

     Interest and other income, net. Interest and other income, net consists primarily of interest income from our cash and cash equivalents, offset by interest expense related to our obligations and the reserve of $135,000 against the advances to the development stage internet related business venture (See Overview and Other Events). Interest and other income, net was $ (.1) million and $0.4 million for the three months ended March 31, 2003 and 2002, respectively. The quarter-over-quarter decrease was primary attributable to the decline in interest income related to the decrease in cash and the establishment of the reserve for the advances to the internet venture. Additionally, the $0.4 million for the three months ended March 31, 2002 included the sale of the Happy Puppy property ($0.1 million) and the favorable settlement of certain existing liabilities ($0.3 million).

     Income Taxes. Income taxes were $0 for the three months ended March 31, 2003, compared with approximately $2,700 for the three months ended March 31, 2002. Income taxes were based solely on state and local taxes on business and investment capital. Our effective tax rate differs from the statutory federal income tax rate, primarily as a result of the uncertainty regarding our ability to utilize our net operating loss carryforwards. Due to the uncertainty surrounding the timing or realization of the benefits of our net operating loss carryforwards in future tax returns, we have placed a 100% valuation allowance against our otherwise recognizable deferred tax assets. At December 31, 2002, the Company had net operating loss carry forwards available for U.S. and foreign tax purposes of approximately $134 million. These carryforwards expire through 2021. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Due to the change in our ownership interests in the third quarter of 1997 and May 1999, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), future utilization of our net operating loss carryforwards prior to the change of ownership will be subject to certain limitations or annual restrictions. Additionally, any future ownership change could further limit the ability to use these carryforwards.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of March 31, 2003, our sole source of liquidity consisted of $0.8 million of cash and cash equivalents. Subsequent to December 31, 2002, we committed to loan $160,000 (or more, at our discretion) to a development stage Internet related company in connection with our securing an option to acquire such third party. $175,000 has been loaned to such company through March 31, 2003. We may loan additional amounts to such company as well. Our liquidity was temporarily enhanced by the recent investment of $500,000 by an affiliate of the Company as more fully described below and elsewhere in this report. The Company has used these funds for its general working capital requirements and, beginning in April of 2003, has begun to invest considerable resources in the development of its VoIP business. In order to significantly develop and implement our business strategy for these assets, the Company will need to raise substantial additional capital.

     We currently do not have access to any other sources of funding, including debt and equity financing facilities. The Company has limited operating capital. Our cash needs remain critical. Management does not believe that our current capital will sustain operations through the end of the fiscal year. If we are unable to raise additional capital and grow revenue, we may have to defer or scale back our expansion plans, or sell existing assets, in order to sustain operations. Any financing that could be obtained will likely dilute existing shareholders significantly. Although there is a non-binding letter of intent to loan up to $1 million to the Company, as discussed below and elsewhere in this report, and even if such loan should close, the Company believes it will still need to raise significant additional capital.

     Our capital requirements depend on numerous factors, including market acceptance of our services, the capital required to maintain our websites, the resources we devote to marketing and selling our services, our entry into and development of new business lines, and our brand promotions and other factors. We have received a report from our independent accountants, relating to our December 31, 2002 audited financial statements containing an explanatory paragraph stating that our recurring losses from operations since inception and requirement for additional financing raise substantial doubt about our ability to continue as a going concern. Management and the Board of Directors are currently exploring a number of strategic alternatives and are also continuing to identify and implement internal actions to improve the Company's liquidity or financial performance. These alternatives may include selling assets, which in any such case could result in significant changes in our business plan, or entering into new or different lines of business, including plans for our VoIP business, or cessation of certain business operations or plans to expand our business.

     On March 28, 2003, E & C Capital Partners, a privately held investment holding company owned by Michael S. Egan, our Chairman and CEO and a major shareholder, and Edward A. Cespedes, our President and a Director, signed a Preferred Stock Purchase Agreement and other related documentation pertaining to a $500,000 investment via the purchase of shares of a new Series F Preferred Stock of theglobe.com and closed on the investment. Pursuant to the Preferred Stock Purchase Agreement, E & C Capital Partners received 333,333 shares of Series F Preferred Stock convertible into shares of the Company's Common Stock at a price of $0.03 per share. The conversion price is subject to adjustment upon the occurrence of certain events, including downward adjustment on a weighted-average basis in the event the Company should issue securities at a purchase price below $0.03 per share. If fully converted, and without regard to the anti-dilutive adjustment mechanisms applicable to the Series F Preferred Stock, an aggregate of approximately 16.7 million shares of Common Stock could be issued. The Series F Preferred Stock has a liquidation preference of $1.50 per share, will pay a dividend at the rate of 8% per annum and entitles the holder to vote on an "as converted" basis with the holders of Common Stock. In addition, as part of the $500,000 investment, E & C Capital Partners received warrants to purchase approximately 3.3 million shares of theglobe.com Common Stock at an exercise price of $0.125 per share. The warrant is exercisable at any time on or before March 28, 2013. E & C Capital Partners is entitled to certain demand registration rights in connection with its investment. The Company has been using the proceeds from the investment for its general working capital requirements. As a result of the foregoing investment, the beneficial ownership (which, in accordance with applicable rules of the Securities and Exchange Commission, assumes the conversion of the Series F Preferred Stock and the exercise of the foregoing warrant) of Michael S. Egan increased from approximately 35.1 % to approximately 58.5 %. Accordingly, Mr. Egan would likely be able to exercise significant influence over, if not control, any matter submitted to a stockholder vote of the Company.

     Concurrently with the closing of the preferred stock investment, certain affiliates of Michael S. Egan and Edward A. Cespedes entered into a non-binding letter of intent to loan up to $1 million to the Company pursuant to a convertible secured loan facility. The loan facility would be convertible into shares of the Company's common stock at the rate of $.09 per share, which if fully funded and converted, would result in the issuance of approximately 11.1 million shares. In addition, assuming the loan is fully funded, it is anticipated that the investor group would be issued a warrant to acquire approximately 2.2 million shares of theglobe.com Common Stock at an exercise price of $.15 per share. The convertible debt financing is subject to a number of closing conditions, including execution of definitive documentation, satisfactory resolution of certain Company liabilities and other tax and business considerations. The financing is also subject to completion of a loan facility and related documentation satisfactory to the parties. If consummated, and assuming the conversion of the debt and/or exercise of the warrant, the convertible debt financing would result in substantial dilution of the number of securities of theglobe.com issued and outstanding. There can be no assurance, if and when, the convertible debt financing will be consummated.

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


EFFECTS OF INFLATION

     Due to relatively low levels of inflation in 2003 and 2002, inflation has not had a significant effect on our results of operations since inception.


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


REVENUE  RECOGNITION

     The Company's revenues were derived principally from the sale of print advertisements under short-term contracts in our games information magazine Computer Games, through the sale of our games information magazine through newsstands and subscriptions; and from the sale of video games and related products through our online store Chips & Bits. There is no certainty that events beyond anyone's control such as economic downturns or significant decreases in print advertisement will not occur and accordingly, cause significant decreases in revenue.

     The Company participates in barter transactions. Barter revenues and expenses are recorded at the fair market value of services provided or received, whichever is more readily determinable in the circumstances. Revenue from barter transactions is recognized as income when advertisements or other products are delivered by the Company. Barter expense is recognized when the Company's advertisements are run on other companies' web sites or in their magazines, which typically occurs within one to six months from the period in which the related barter revenue is recognized. Barter advertising revenues represented 2% of total revenues for the three months ended March 31, 2003 and 1% of total revenues for the three months ending March 31, 2002.

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

     In  November  2002  the  FASB  issued  FASB  Interpretation No., or FIN 45,
Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of Indebtedness of Others. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor's previous accounting for guarantees that were issued before the date of FIN 45's initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of the Interpretation. The disclosure requirements are effective for financial statements both interim and annual periods that end after December 15, 2002. The adoption of FIN 45 is not expected to have a material impact on the Company's financial position or results of operations.

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

WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN.

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

WE MAY DECIDE TO RETAIN OUR CURRENT OPERATING BUSINESSES AND WE INTEND TO ALSO ENTER NEW LINES OF BUSINESS WHICH MAY OR MAY NOT BE RELATED TO THE INTERNET.

Our Board of Directors is reviewing various options for use of our remaining assets. While we continue to seek buyers for some or all of our remaining operating businesses, our Board of Directors may decide to retain them. Regardless of whether we sell our operating businesses, our Board of Directors may consider entering into additional new or different lines of business, including non-Internet related lines of business. Our business plan currently contemplates that we will enter into the VoIP telephony market in the future. theglobe.com currently has a significant net operating loss carry forward that may help to offset federal income taxes in the future, should the Company achieve profitability. The rules governing use of the net operating loss carry forward asset are complex and depend on a variety of factors, including maintaining some continuity of existing business lines. There is no guarantee that we will be able to maintain use of the net operating loss carry forward if we choose to enter different business lines in the future.

OUR ACQUISITIONS, JOINT VENTURES OR STRATEGIC TRANSACTIONS ENTAIL NUMEROUS RISKS AND UNCERTAINTIES. WE INTEND TO ENTER NEW LINES OF BUSINESS.

On February 24, 2000, we acquired Chips & Bits, Inc., an electronic commerce retailer that focuses primarily on game enthusiasts' and Strategy Plus, Inc., media property that publishes a monthly games magazine and a game enthusiast web site. Due to the significant and prolonged decline in the Internet advertising sector, we closed our community web site at "www.theglobe.com" and our small business web-hosting property at "www.webjump.com" in August 2001. On October 17, 2001, we sold the Games Domain/Console Domain websites. On October 30, 2001, we sold the Kids Domain web site. On February 27, 2002, we sold the Happy Puppy website. We also are seeking buyers for the remaining game properties. In conjunction with our efforts to sell our remaining games properties, we are considering and evaluating potential business combinations or sales of these remaining assets. If consummated, any such transaction could result in a change of control of our company or could otherwise be material to our business or to your investment in our Common Stock. In addition, as part of the sale of our games business, we could obtain stock of another company or be the surviving company in a merger. These transactions may or may not be consummated. If such a transaction is not consummated, it is unclear how long we will continue to be able to operate. We have begun to explore entering new business lines, including VoIP telephony services. We may also enter into new or different lines of business, as determined by management and our Board of Directors. Our future acquisitions or joint ventures could result in numerous risks and uncertainties, including:

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

WE EXPECT TO CONTINUE TO INCUR LOSSES.

We have incurred net losses in each quarter, except the fourth quarter of 2002 where we had net income of $11,000, since our inception and we expect that we will continue to incur net losses for the foreseeable future. We had net losses of approximately $2.6 million, $40.7 million, $103.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. The principal causes of our losses are likely to continue to be:

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

Chips & Bits depends on major releases in the Personal Computer (PC) market for the majority of sales and profits. The game industry's focus on X-Box, Playstation and GameCube has dramatically reduced the number of major PC releases, which resulted in significant declines in revenues and gross margins for Chips & Bits, Inc. Gross margins for Chips & Bits, Inc. were 27% and 25% for the quarters ended March 31, 2003 and 2002, respectively. Because of the large installed base of personal computers, these revenue and gross margin percentages may fluctuate with changes in the PC game market. However, the Company is unable to predict when, if ever, there will be a turnaround in the PC game market.

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

We historically derived a substantial portion of our revenues from the sale of advertisements on our web sites and in our magazine Computer Games Magazine. Our business model and revenues were highly dependent on the amount of traffic on our sites and our ability to properly monetize this traffic. Due to our restructuring in August 2001 (the "August 3, 2001 restructuring"), we now have only two (2) sales people and will have tremendous difficulty maintaining revenues and monetizing traffic to our games properties. In addition, the editorial content on certain of the game properties is only being updated periodically, if at all, which may lead to a further decrease in the number of viewers and which could adversely effect our efforts to sell these properties. The level of traffic on our sites determines the amount of online advertising inventory we can sell and the price for which we can sell our games business. Our ability to generate online advertising revenues depends, in part, on our ability to create new advertising programs without diluting the perceived value of our existing programs. Due to the reduction in headcount, we are unable to create new advertising programs going forward. Online advertising has dramatically decreased since the middle of 2000, and may continue to decline, which could continue to have a material effect on the Company. Many online advertisers have been experiencing financial difficulties which could materially impact our revenues and our ability to collect our receivables.

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

We now derive a substantial portion of our revenues from the sale of advertisements in our Computer Games print magazine. Our business model and revenues are highly dependent on the print circulation of our Computer Games magazine. Due to the August 3, 2001 restructuring, we now have only two (2) sales people and have tremendous difficulty maintaining print advertising revenues within our Computer Games magazine. Print advertising has dramatically decreased since the middle of 2000 and may continue to decline, which could continue to have a material effect on the Company. Many print advertisers have been experiencing financial difficulties which could materially impact our revenues and our ability to collect our receivables. For these reasons, we cannot assure you that our current advertisers will continue to purchase advertisements on our sites.

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

THE VOICE OVER INTERNET PROTOCOL ("VOIP") MARKET WHICH WE SEEK TO ENTER IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE AND WE WILL NEED TO DEPEND ON NEW PRODUCT INTRODUCTION AND INNOVATIONS IN ORDER TO START, MAINTAIN AND GROW OUR BUSINESS.

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

VARIOUS STOCKHOLDERS, INDIVIDUALLY OR IN THE AGGREGATE, MAY CONTROL US.

Including all warrants, preferred stock, vested options, and all options vesting within 60 days of May 15, 2003, Michael S. Egan, our Chairman and Chief Executive Officer, beneficially owns or controls, directly or indirectly, approximately 33,968,840 shares of our Common Stock, which in the aggregate represents approximately 58.5 % of the outstanding shares of our Common Stock (treating as outstanding for this purpose the shares of Common Stock issueable upon exercise or conversion of the preferred stock, warrants and options owned by Mr. Egan or his affiliates). Accordingly, Mr. Egan would likely be able to exercise significant influence over, if not control, any stockholder vote.


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

There are outstanding options to purchase 5,969,940 shares of Common Stock, which become eligible for sale in the public market from time to time depending on vesting and the expiration of lock-up agreements. The issuance of these securities is registered under the Securities Act. In addition, as of May 15, 2003, there are outstanding warrants to purchase up to 10,525,817 shares of our Common Stock upon exercise, including 425,000 warrants subject to an earnout arrangement and 3,333,333 warrants relating to the Series F Preferred Stock issued to E & C Capital Partners. Substantially all of our stockholders holding restricted securities, including shares issueable upon the exercise of warrants to purchase our Common Stock, are entitled to registration rights under various conditions.

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

IF WE DO NOT DEVELOP AND MAINTAIN SUCCESSFUL PARTNERSHIPS FOR VOIP PRODUCTS, WE MAY NOT BE ABLE TO SUCCESSFULLY MARKET ANY OF OUR VOIP PRODUCTS CURRENTLY UNDER DEVELOPMENT.

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

THE FAILURE OF VOIP NETWORKS TO MEET THE RELIABILITY AND QUALITY STANDARDS REQUIRED FOR VOICE COMMUNICATIONS COULD RENDER OUR PRODUCTS OBSOLETE.

Circuit-switched telephony networks feature very high reliability, with a guaranteed quality of service. In addition, such networks have imperceptible delay and consistently satisfactory audio quality. Emerging VoIP networks, such as the Internet, or emerging last mile technologies such as cable, digital subscriber lines, and wireless local loop, will not be a viable alternative to traditional circuit switched telephony unless such networks and technologies can provide reliability and quality consistent with these standards.

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

REVENUE IN PRIOR PERIODS IS NOT INDICATIVE OF FUTURE REVENUE.

Although we achieved significant total revenue growth during 1999 and 2000, our revenue substantially decreased in 2001, 2002, and again in 2003, due to the softness in the advertising market, which is expected to continue; our cost-reduction and restructuring initiatives, which have resulted in a dramatic reduction in our sales force; increased competition among games-focused websites; the closing of our community website and our web-hosting property; and the sale of many of our games properties.

WE RELY ON INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS.

We regard substantial elements of our web sites and underlying technology, as well as certain assets relating to our VoIP plans and other business opportunities we are investigating, as proprietary and attempt to protect them by relying on intellectual property laws and restrictions on disclosure. We also generally enter into confidentiality agreements with our employees and consultants. In connection with our license agreements with third parties, we generally seek to control access to and distribution of our technology and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar technology independently. Thus, we cannot assure you that the steps taken by us will prevent misappropriation or infringement of our proprietary information, which could have an adverse effect on our business. In addition, our competitors may independently develop similar technology, duplicate our products, or design around our intellectual property rights. We pursue the registration of our trademarks in the United States and internationally. We are also seeking patent protection for certain VoIP assets which we recently acquired. However, effective intellectual property protection may not be available in every country in which our services are distributed or made available through the Internet. Policing unauthorized use of our proprietary information is difficult. Legal standards relating to the validity, enforceability and scope of protection of proprietary rights in Internet-related businesses are also uncertain and still evolving. We cannot assure you about the future viability or value of any of our proprietary rights.

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


WE MAY FACE INCREASED GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES IN OUR INDUSTRY.

There are an increasing number of federal, state, local and foreign laws and regulations pertaining to the Internet and telecommunications. In addition, a number of federal, state, local and foreign legislative and regulatory proposals are under consideration. Laws or regulations may be adopted with respect to the Internet relating to, among other things, fees and taxation of VoIP telephony services, liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy and quality of products and services. Changes in tax laws relating to electronic commerce could materially affect our business, prospects and financial condition. Moreover, the applicability to the Internet of existing laws governing issues such as intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment and personal privacy is uncertain and developing. Any new legislation or regulation, or the application or interpretation of existing laws or regulations, may decrease the growth in the use of the Internet or VoIP telephony services, may impose additional burdens on electronic commerce or may alter how we do business. This could decrease the demand for our existing or proposed services, increase our cost of doing business, increase the costs of products sold through the Internet or otherwise have a material adverse effect on our business, plans, prospects, results of operations and financial condition.

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

Moreover, we are exploring other alternatives, including our proposed VoIP business, which may make financial forecasting even more difficult.

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

WE DEPEND ON HIGHLY QUALIFIED TECHNICAL AND MANAGERIAL PERSONNEL.

Our future success also depends on our continuing ability to attract, retain and motivate highly qualified technical expertise and managerial personnel necessary to operate our remaining business. We may need to give retention bonuses to certain employees to keep them, which can be costly to the Company. We may be unable to attract, assimilate or retain highly qualified technical and managerial personnel in the future. Wages for managerial and technical employees are increasing and are expected to continue to increase in the future. We have from time to time in the past experienced, and could continue to experience in the future if we need to hire any additional personnel, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Furthermore, we will not be able to effectively offer stock options due to the delisting of the common stock, low trading volume and cash position of the Company. In addition, we may have difficulty attracting qualified employees due to the Company's restructuring, financial position and scaling down of operations. Also, we may have difficulty attracting qualified employees to work in the geographically remote location in Vermont of Chips & Bits, Inc. and Strategy Plus, Inc., the Company's two subsidiaries that contain most of the employees after August 2001. If we were unable to attract and retain the technical and managerial personnel necessary to support and grow our business, our business would likely be materially and adversely affected.

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

ITEM 3. CONTROLS AND PROCEDURES.

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

                         PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

See note 3(a) of the Financial Statements included in this Report - "Litigation"

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)  Sales of Unregistered Securities

     On March 28, 2003, E & C Capital Partners, a privately held investment holding company owned by Michael S. Egan, our Chairman and CEO and a major shareholder, and Edward A. Cespedes, our President and a Director, signed a Preferred Stock Purchase Agreement and other related documentation pertaining to a $500,000 investment via the purchase of shares of a new Series F Preferred Stock of theglobe.com and closed on the investment. Pursuant to the Preferred Stock Purchase Agreement, E & C Capital Partners received 333,333 shares of Series F Preferred Stock convertible into shares of the Company's Common Stock at a price of $0.03 per share. The conversion price is subject to adjustment upon the occurrence of certain events, including downward adjustment on a weighted-average basis in the event the Company should issue securities at a purchase price below $0.03 per share. If fully converted, and without regard to the anti-dilutive adjustment mechanisms applicable to the Series F Preferred Stock, an aggregate of approximately 16.7 million shares of Common Stock could be issued. The Series F Preferred Stock has a liquidation preference of $1.50 per share, will pay a dividend at the rate of 8% per annum and entitles the holder to vote on an "as converted" basis with the holders of Common Stock. In addition, as part of the $500,000 investment, E & C Capital Partners received warrants to purchase approximately 3.3 million shares of theglobe.com Common Stock at an exercise price of $0.125 per share. The warrant is exercisable at any time on or before March 28, 2013. E & C Capital Partners is entitled to certain demand registration rights in connection with its investment. The Company has been using the proceeds from the investment for its general working capital requirements. This issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act.

(b)  Use of Proceeds from Sales of Registered Securities.

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION.

     On April 30, 2003 we filed our proxy statement with the SEC relating to our proposed 2003 Annual Meeting originally scheduled to be held on June 20, 2003. We have since determined to modify our agenda for the 2003 Annual Meeting and will be filing revised preliminary proxy material with the SEC in the near future. Consequently, we will be moving our annual meeting date from June 20, 2003 to on or about July 24, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits


     3.1 Certificate relating to Previously Outstanding Series of Preferred Stock and Relating to the Designation, Preferences and R Series F Preferred Stock (1).

     4.1 Form of Warrant dated March 28, 2003 to acquire shares of Common Stock (1).

     10.1 Preferred Stock Purchase Agreement dated March 28, 2003 between theglobe.com, inc. and E&C Capital partners, LLLP (1).

     10.2      Loan and Purchase Option Agreement dated February 25, 2003 (2).

     10.3      Amended and Restated Promissory Note (2).

     10.4      Form of Stock Purchase Agreement (2).

     99.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

     99.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

---------------

(1) Incorporated by reference to our Form 10-K for the year ended December 31, 2002, filed March 30, 2003.

(2) Incorporated by reference to our Form 8-K filed March 3, 2003. Confidential portions of this exhibit were omitted and filed separately with the SEC pursuant to a request for confidential treatment.

     (b)  Reports on Form 8-K.

          Form 8-K related to an event dated February 25, 2003, relating to an
          Item 5 disclosure of a Loan and Purchase Option Agreement.

          Form 8-K related to an event dated March 28, 2003, relating to an Item 5 disclosure of a Preferred Stock Investment and Letter of Intent relating to a potential Convertible Note Financing.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned thereto duly authorized.



                     theglobe.com, inc.



                     /s/ Michael S. Egan
                     -------------------

                     Michael S. Egan
                     Chief Executive Officer (Principal Executive Officer)

May 15, 2003

        CERTIFICATE PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT OF 2002
                           OF CHIEF FINANCIAL OFFICER

I, Robin Segaul Lebowitz, Chief Financial Officer of theglobe.com, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of theglobe.com.

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

Date: May 15, 2003
------------------




/s/ Robin Segaul Lebowitz
------------------------------
Name: Robin Segaul  Lebowitz
Title: Chief Financial Officer

        CERTIFICATE PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT OF 2002
                           OF CHIEF EXECUTIVE OFFICER

I, Michael S. Egan, Chief Executive Officer of theglobe.com, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of theglobe.com.

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

Date: May 15, 2003




/s/ Michael S. Egan
------------------------------
Name: Michael S. Egan
Title: Chief Executive Officer

                                  EXHIBIT INDEX

     3.1 Certificate relating to Previously Outstanding Series of Preferred Stock and Relating to the Designation, Preferences and R Series F Preferred Stock (1).

     4.1 Form of Warrant dated March 28, 2003 to acquire shares of Common Stock (1).

     10.1 Preferred Stock Purchase Agreement dated March 28, 2003 between theglobe.com, inc. and E&C Capital partners, LLLP (1).

     10.2      Loan and Purchase Option Agreement dated February 25, 2003 (2).

     10.3      Amended and Restated Promissory Note (2).

     10.4      Form of Stock Purchase Agreement (2).

     99.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.


     99.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

---------------

(1) Incorporated by reference to our Form 10-K for the year ended December 31, 2002, filed March 30, 2003.

(2) Incorporated by reference to our Form 8-K filed March 3, 2003. Confidential portions of this exhibit were omitted and filed separately with the SEC pursuant to a request for confidential treatment.