Form 10QSB
period 2003-06-30
THEGLOBE COM INC
filed 2003-08-14
CIK 1066684

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Yes X No

The number of shares outstanding of the Registrant's Common Stock, $.001 par value (the "Common Stock"), as of August 6, 2003 was 49,249,793.

                               theglobe.com, inc.

                                   FORM 10-QSB




                                      INDEX

                          PART I FINANCIAL INFORMATION

                                                                           Page
                                                                           ----

Item 1. Condensed Consolidated Financial Statements

       Condensed Consolidated Balance Sheets at June 30, 2003
       (unaudited) and December 31, 2002                                      1

       Unaudited Condensed Consolidated Statements of Operations
       for the three and six months ended June 30, 2003 and 2002              2

       Unaudited Condensed Consolidated Statements of Cash Flows
       for the six months ended June 30, 2003 and 2002                        3

       Notes to Unaudited Condensed Consolidated Financial Statements         4

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           11

Item 3. Controls and Procedures                                              31


                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings                                                    32

Item 2. Changes  in  Securities  and  Use  of  Proceeds                      32

Item 3. Defaults  Upon  Senior  Securities                                   32

Item 4. Submission  of  Matters  to  a  Vote of Security Holders             32

Item 5. Other  Information                                                   33

Item 6. Exhibits and Reports on Form 8-K                                     34

        A. Exhibits
        B. Reports on Form 8-K

Signatures                                                                   35

PART I FINANCIAL INFORMATION

ITEM 1.  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS


                               theglobe.com, inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                               JUNE 30,          DECEMBER 31,
                                                                                 2003               2002
                                                                            -------------       -------------
                                                                              (UNAUDITED)         (NOTE 1(C))
                                ASSETS
Current assets:
     Cash and cash equivalents .......................................      $   2,460,278       $     725,422
     Accounts receivable, net ........................................            931,332           1,247,390
     Inventory, net ..................................................            374,019             363,982
     Prepaid and other current assets ................................            208,956             331,114
                                                                            -------------       -------------
        Total current assets .........................................          3,974,585           2,667,908

     Intangible assets ...............................................            533,710             164,960
     Goodwill ........................................................            554,315                  --
     Property and equipment, net .....................................            481,236             174,117
     Other assets ....................................................             47,000              40,000
                                                                            -------------       -------------

        Total assets .................................................      $   5,590,846       $   3,046,985
                                                                            =============       =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ................................................      $   1,206,377       $   1,395,929
     Accrued expenses and other current liabilities ..................            565,504             447,189
     Deferred revenue ................................................            159,361             169,519
     Current portion of long-term debt ...............................          1,589,332             123,583
                                                                            -------------       -------------
        Total current liabilities ....................................          3,520,574           2,136,220

Long-term debt .......................................................            187,852              87,852
Stock subscription deposits ..........................................          1,494,500                  --
                                                                            -------------       -------------

        Total liabilities ............................................          5,202,926           2,224,072
                                                                            -------------       -------------

Stockholders' equity:
     Common stock ....................................................             32,582              31,082
     Preferred stock, at liquidation value ...........................            500,000                  --
     Additional paid-in capital ......................................        221,230,190         218,310,565
     Common stock, 699,281 common shares, held in treasury, at cost ..           (371,458)           (371,458)
     Accumulated deficit .............................................       (221,003,394)       (217,147,276)
                                                                            -------------       -------------
        Total stockholders' equity ...................................            387,920             822,913
                                                                            -------------       -------------
        Total liabilities and stockholders' equity ...................      $   5,590,846       $   3,046,985
                                                                            =============       =============

See accompanying notes to unaudited condensed consolidated financial statements.

                               theglobe.com, inc.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                       JUNE 30,                              JUNE 30,
                                                           -------------------------------       -------------------------------
                                                               2003               2002               2003               2002
                                                           ------------       ------------       ------------       ------------
                                                                      UNAUDITED                            UNAUDITED
                                                           -------------------------------       -------------------------------
Net revenue:
    Advertising .....................................      $    477,986       $    580,415       $  1,024,855       $  1,248,258
    Electronic commerce and other ...................           780,910          1,833,375          1,892,391          3,695,555
    Telephony services ..............................           196,904                 --            196,904                 --
                                                           ------------       ------------       ------------       ------------
         Total net revenue ..........................         1,455,800          2,413,790          3,114,150          4,943,813

 Cost of revenue ....................................           895,704          1,564,945          1,742,942          3,168,066
                                                           ------------       ------------       ------------       ------------

      Gross profit ..................................           560,096            848,845          1,371,208          1,775,747

Operating expenses:
    Sales and marketing .............................           628,737          1,021,143          1,196,380          2,086,521
    Product development .............................           234,098            192,312            387,809            378,511
    General and administrative ......................           891,346          1,281,224          1,524,530          1,860,404
                                                           ------------       ------------       ------------       ------------
Total operating expenses ............................         1,754,181          2,494,679          3,108,719          4,325,436
                                                           ------------       ------------       ------------       ------------
Loss from operations ................................        (1,194,085)        (1,645,834)        (1,737,511)        (2,549,689)
                                                           ------------       ------------       ------------       ------------
Other income (expense), net:
    Interest income (expense), net ..................        (1,508,327)             1,987         (1,511,648)             5,429
    Other income (expense), net .....................           (54,959)             7,015           (189,959)           404,020
                                                           ------------       ------------       ------------       ------------
Other income (expense), net .........................        (1,563,286)             9,002         (1,701,607)           409,449
                                                           ------------       ------------       ------------       ------------
Loss before income tax benefit ......................        (2,757,371)        (1,636,832)        (3,439,118)        (2,140,240)
Income tax benefit ..................................                --             (3,403)                --               (703)
                                                           ------------       ------------       ------------       ------------
Net loss ............................................      $ (2,757,371)      $ (1,633,429)      $ (3,439,118)      $ (2,139,537)
                                                           ============       ============       ============       ============
Basic and diluted net loss per common share .........      $      (0.09)      $      (0.05)      $      (0.13)      $      (0.07)
                                                           ============       ============       ============       ============
Weighted average basic and diluted shares outstanding        31,721,684         31,081,574         31,403,397         31,081,574
                                                           ============       ============       ============       ============

See accompanying notes to unaudited condensed consolidated financial statements.

                               theglobe.com, inc.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                              SIX-MONTHS ENDED JUNE 30,
                                                                                           -----------------------------
                                                                                              2003               2002
                                                                                           -----------       -----------
                                                                                                    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..........................................................................      $(3,439,118)      $(2,139,537)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
    Depreciation and amortization ...................................................           58,968            43,090
    Non-cash interest expense .......................................................        1,483,708                --
    Reserve against amounts loaned to Internet venture ..............................          255,000                --
    Contributed officer compensation ................................................          100,000                --
    Compensation related to non-employee stock options ..............................           11,750                --
    (Gain) loss on sale of property and equipment ...................................               --            (5,322)
    Gain on sale of Happy Puppy assets ..............................................               --          (134,500)
    Non-cash favorable settlements of liabilities ...................................          (64,207)         (261,927)
    Stock options granted in connection with termination ............................               --            13,500

    Changes in operating assets and liabilities, net of acquisition and dispositions:
    Inventory, net ..................................................................          (10,037)           83,713
    Accounts receivable, net ........................................................          470,496           290,444
    Prepaid and other current assets ................................................          123,200           727,814
    Other assets ....................................................................           40,000                --
    Accounts payable ................................................................         (219,903)          110,300
    Accrued expenses and other current liabilities ..................................          109,383          (258,815)
    Deferred revenue ................................................................          (10,158)          (41,330)
                                                                                           -----------       -----------

Net cash used in operating activities ...............................................       (1,090,918)       (1,572,570)
                                                                                           -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of marketable securities .....................................               --               639
    Proceeds from sale of property and equipment ....................................               --            11,500
    Cash acquired in acquisition of business ........................................           60,948                --
    Amounts loaned to Internet venture ..............................................         (295,000)               --
    Purchases of property and equipment .............................................         (164,090)          (29,010)
    Payment of security deposits / escrow ...........................................           (7,000)               --
    Net proceeds from sale of Happy Puppy assets ....................................               --           134,500
                                                                                           -----------       -----------

Net cash provided by (used in) investing activities .................................         (405,142)          117,629
                                                                                           -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowing on notes payable ......................................................        1,750,000                --
    Proceeds from issuance of preferred stock .......................................          500,000                --
    Deposits on stock subscriptions .................................................        1,494,500                --
    Proceeds from exercise of common stock options ..................................            4,375                --
    Payments on long-term debt, notes payable and capital lease obligations .........         (517,959)           (1,530)
                                                                                           -----------       -----------

Net cash provided by (used in) financing activities .................................        3,230,916            (1,530)
                                                                                           -----------       -----------
      Net change in cash and cash equivalents .......................................        1,734,856        (1,456,471)
      Effect of exchange rate changes on cash and cash
        equivalents .................................................................               --             4,017
Cash and cash equivalents at beginning of period ....................................          725,422         2,563,828
                                                                                           -----------       -----------
Cash and cash equivalents at end of period ..........................................      $ 2,460,278       $ 1,111,374
                                                                                           ===========       ===========

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

         Effective June 1, 2002, Chairman Michael S. Egan and Director Edward A. Cespedes became Chief Executive Officer and President of the Company, respectively. As of June 30, 2003, the Company continues to operate its Computer Games print magazine and the associated website Computer Games Online (www.cgonline.com), as well as the games distribution business of Chips & Bits, Inc. (www.chipsbits.com). The Company continues to actively explore a number of strategic alternatives for its online and offline games properties, including continuing to operate the properties or selling some or all of the properties.

         As of June 30, 2003, the Company's revenue sources were principally from the sale of print advertising in its Computer Games magazine; the sale of video games and related products through Chips & Bits, Inc., its games distribution business; the sale of its Computer Games magazine through newsstands and subscriptions; and the sale of Voice over the Internet Protocol ("VoIP") telephony services. The Company's primary business focus at the present time is the development and commercialization of its VoIP telephony services under the brand name "voiceglo."

         On May 28, 2003, the Company acquired Direct Partner Telecom, Inc. ("DPT"), a company engaged in VoIP telephony services internationally, in exchange for 1,375,000 shares of the Company's common stock and the issuance of warrants to acquire 500,000 shares of the Company's common stock. (See Note 4).

         On May 22, 2003, E&C Capital Partners together with certain affiliates of Michael S. Egan, entered into a Note Purchase Agreement with the Company pursuant to which they acquired convertible promissory notes (the "Convertible Notes") in the aggregate principal amount of $1,750,000. The Convertible Notes are convertible at anytime into a maximum of approximately 19,444,000 shares of the Company's common stock (subject to certain adjustment mechanisms) at a blended rate of $0.09 per share. In addition, E&C Capital Partners was issued a warrant to acquire 3,888,889 shares of the Company's common stock. (See Note
         5).

         On February 25, 2003, the Company entered into a Loan and Purchase Option Agreement with a development stage Internet related business venture pursuant to which it agreed to fund, in the form of a loan, at the discretion of the Company, the venture's operating expenses and obtained the option to acquire all of the outstanding capital stock of the venture in exchange for, when and if exercised, $40,000 in cash and the issuance of an aggregate of 2,000,000 unregistered restricted shares of theglobe.com's common stock. As of June 30, 2003, $295,000 has been advanced to this venture.

         On November 14, 2002, the Company acquired certain VoIP assets from an entrepreneur. In exchange for the assets, the Company issued warrants to acquire 1,750,000 shares of its common stock and an additional 425,000 warrants as part of an earn-out arrangement upon the attainment of certain performance targets, none of which have been attained as of June 30, 2003. In conjunction with the acquisition, E&C Capital Partners, a privately held investment vehicle owned by our Chairman and Chief Executive Officer, Michael S. Egan, and our President, Edward A. Cespedes, entered into a non-binding letter of intent with theglobe.com to provide new financing in the amount of $500,000 through the purchase of a new series of preferred securities. That investment closed on March 28, 2003. (See Note 5).

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

         (c) Unaudited Interim Condensed Consolidated Financial Information

         The unaudited interim condensed consolidated financial statements of the Company as of June 30, 2003 and for the three and six months ended June 30, 2003 and 2002 included herein have been prepared in accordance with the instructions for Form 10-QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed consolidated financial statements.

         In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2003 and the results of its operations for the three and six months ended June 30, 2003 and 2002 and its cash flows for the six months ended June 30, 2003 and 2002.

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

         (e) Cash and Cash Equivalents

         The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2003 or December 31, 2002.

         (f) Comprehensive Loss

         The Company's comprehensive loss for the three and six month periods ended June 30, 2003 and 2002 was the same as the net loss reported for the same periods on the accompanying unaudited condensed consolidated statements of operations. The Company had no accumulated other comprehensive loss as of December 31, 2002.

         (g) Inventory

         Inventories, consisting of products available for sale, are recorded using the average cost method and valued at the lower of cost or market value. The Company's provision for obsolete inventory as of June 30, 2003 and December 31, 2002 was approximately $103,000 and $100,000, respectively.

         (h) Revenue Recognition

         The Company's revenues were derived principally from the sale of print advertisements under short-term contracts in our games information magazine Computer Games; through the sale of video games and related products through our games distribution business Chips & Bits, Inc.; the sale of our games information magazine through newsstands and subscriptions; and from the sale of international minutes of calling time over the Internet.

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

         Newsstand sales of the games information magazine are recognized at the on-sale date of the magazine, net of provisions for estimated returns. Subscriptions are recorded as deferred revenue when initially received and recognized as income on a pro rata basis over the subscription term. Revenues from the Company's share of the proceeds from its e-commerce partners' sales are recognized upon notification from its partners of sales attributable to the Company's sites, and to date, have been immaterial.

         Telephony services revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable and collectibility is reasonably assured.

         (i) Concentration of Credit Risk

         Financial instruments, which subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents and trade accounts receivable. The Company maintains its cash and cash equivalents with various financial institutions. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. Concentration of credit risk is limited due to the Company's large number of customers.

         For the three and six months ended June 30, 2003 and 2002, there were no customers that accounted for over 10% of net revenue generated by the Company.

         (j) Net loss per share

         Basic and diluted net loss per share were computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding for each period presented. Due to the Company's net losses, the effect of potentially dilutive securities or common stock equivalents that could be issued was excluded from the diluted net loss per share calculation due to the anti-dilutive effect. Such potentially dilutive securities and common stock equivalents consisted of the following for the three and six month periods ended June 30:

                                                              2003            2002
                                                           ----------      ----------
         Options to purchase common stock .............     8,220,000       3,344,000
         Common shares issuable upon conversion of
             Series F Preferred Stock .................    16,667,000              --
         Common shares issuable upon conversion of
             Convertible Notes ........................    19,444,000              --
         Common shares issuable upon conversion of
             Warrants .................................    19,508,000       4,012,000
                                                           ----------      ----------
         Total ........................................    63,839,000       7,356,000
                                                           ==========      ==========


         Net loss attributable to common stockholders was calculated as follows:


                                                        THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                              JUNE 30,                           JUNE 30,
                                                  -----------------------------       -----------------------------
                                                      2003              2002              2003              2002
                                                  -----------       -----------       -----------       -----------
         Net loss ..........................      $(2,757,371)      $(1,633,429)      $(3,439,118)      $(2,139,537)
         Preferred conversion feature
              Of preferred stock ...........               --                --          (500,000)               --
                                                  -----------       -----------       -----------       -----------
             Net loss attributable to common
               stockholders ................      $(2,757,371)      $(1,633,429)      $(3,939,118)      $(2,139,537)
                                                  ===========       ===========       ===========       ===========

         (k) Segment Reporting

         The Company applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an
         Enterprise and Related Information", which establishes annual and interim reporting standards for operating segments of a company. SFAS No. 131 requires disclosures of selected segment-related financial information about products, major customers and geographic areas. With the May 2003 acquisition of DPT, the Company is now organized in two operating segments for purposes of making operating decisions and assessing performance: computer games properties and VoIP telephony services. The chief operating decision maker evaluates performance, makes operating decisions and allocates resources based on financial data consistent with the presentation in the accompanying condensed consolidated financial statements. Separate segment disclosures have not been presented due to their immateriality. The Company expects to present segment disclosures beginning with the third quarter of 2003.

         The Company's historical revenues have been earned primarily from customers in the United States. DPT's net revenue was attributable to the sale of telephony services outside of the United States. Telephony services revenue attributable to services provided to customers with operations in Thailand represented over 10% of consolidated net revenue for the three months ended June 30, 2003. All significant operations and assets of the Company are based in the United States.

         (l) Recent Accounting Pronouncements

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments Hedging Activities." This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The Company believes that the adoption of this standard will not have a material impact on the Company's results of operations or financial position.

         In May 2003,  the FASB  issued SFAS No.  150,  "Accounting  for Certain
         Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments consists of obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective from the start of the first interim period beginning after June 15, 2003. The Company believes that the adoption of this standard will not have a material impact on the Company's results of operations or financial position.

         (2) STOCK OPTIONS

         On May 31, 2000, the Company offered to substantially all of its employees, excluding executive officers and the Board of Directors, the right to amend certain outstanding stock options and receive new options with an exercise price equal to the then current fair market value of the stock. Options to purchase a total of approximately 1.1 million shares, approximately 20% of outstanding options on that date, were amended and approximately 856,000 new options were granted at an exercise price of $1.594 per share, which was based on the closing price of the Company's common stock on May 31, 2000. The new options vest at the same rate that they would have vested under previous option plans. The Company is accounting for these re-priced stock options using variable accounting in accordance with FIN No. 44. In addition, as a result of options, which were granted within six months of the cancellations, an additional 244,000 options also require variable accounting in accordance with FIN No. 44. For the three and six months ended June 30, 2003, there was no compensation charge relating to the re-pricing due to the decrease in value of the common stock price. Depending upon movements in the market value of the Company's common stock, this accounting treatment may result in significant non-cash compensation charges in future periods.

         A total of 2,375,000 stock options were granted during the six months ended June 30, 2003, including grants of 80,000 stock options to non-employees. Compensation expense of $11,750 was recognized during the six months ended June 30, 2003 with respect to non-employee stock options. A total of 125,000 stock options were exercised and 1,500 stock options were cancelled during the six months ended June 30, 2003.

         The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003: no dividend yield; an expected life of five years; 160% expected volatility and 3.00% risk free interest rate.

         In accordance with SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based awards granted to employees. Accordingly, no compensation cost was recognized for employee stock options in the accompanying unaudited condensed consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its employee stock options issued under SFAS No. 123, the Company's net loss for the three and six months ended June 30, 2003 would have increased to the pro forma amounts below. No material grants or vesting of employee stock options occurred during the three and six month periods ended June 30, 2002, thus pro forma information for those periods has been omitted.

         Period ended June 30, 2003,                   Three Months         Six Months
                                                       -------------       -------------
         Net loss:
            As reported .........................      $  (2,757,371)      $  (3,439,118)
            Pro forma ...........................         (3,805,000)         (4,487,000)

         Basic and diluted loss per common share:
            As reported .........................      $       (0.09)      $       (0.13)
            Pro forma ...........................              (0.12)              (0.16)

         (3) LITIGATION

         On and after August 3, 2001 and as of the date of this filing, six putative shareholder class action lawsuits were filled against the Company, certain of its current and former officers and directors, and several investment banks that were the underwriters of the Company's November 23, 1998 initial public offering and its May 19, 1999 secondary offering. The lawsuits were filed in the United States District Court for the Southern District of New York. The complaints against the Company have been consolidated into a single action and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002.


         The lawsuit purports to be a class action filed on behalf of purchasers of the stock of the Company during the period from November 12, 1998 through December 6, 2000. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company's initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the Prospectus for the Company's initial public offering was false and misleading and in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount.


         The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On July 15, 2002, the Company moved to dismiss all claims against it and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based on stipulations of dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the compliant against the Company. The Company has approved a Memorandum of Understanding ("MOU") and related agreements which set forth the terms of a settlement between the Company and the plaintiff class. It is anticipted that any potential financial obligations of the Company to plaintiffs due pursuant to the terms of the MOU and related agreements will be covered by existing insurance. Therefore, the Company does not expect that the settlement will involve any payment by the Company. The MOU and related agreements are subject to a number of contingencies, including the negotiation of a settlement agreement and approval by the Court. We cannot opine as to whether or when a settlement will occur or be finalized and, consequently, are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period.

         In addition, subsequent to the quarter ended June 30, 2003, an action was commenced against one of the Company's subsidiaries. Global Communication Consulting Corp. v. Michelle Nelson, Jason White, VLAN, Inc., Geoffrey Amend, James Magruder, Direct Partner Telecom, Inc., et al. was filed in the Superior Court of New Jersey, Monmouth County, on July 3, 2003. Plaintiff is the former employer of Michelle Nelson, a consultant of Direct Partner Telecom, Inc. ("DPT"), a subsidiary of the Company. Plaintiff alleges that while Nelson was its employee, she provided plaintiff's confidential and proprietary trade secret information, to among others, DPT and certain employees, and diverted corporate opportunities from plaintiff to DPT and the other named defendants. Plaintiff asserts claims against Nelson including breach of fiduciary duty, breach of the duty of loyalty and tortious interference with contract. Plaintiff also assets claims against Nelson and DPT, among others, for contractual interference, tortious interference with prospective economic advantage and misappropriation of proprietary information and trade secrets. Plaintiff seeks injunctive relief and damages in an unspecified amount, including punitive damages.

         The Answer to the Complaint is currently due to be filed on August 27, 2003. Defendants deny plaintiff's allegations of improper and unlawful conduct in their entirety and intend to vigorously defend against these claims. At the present time, we are unable to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period.

         (4) ACQUISITIONS AND DISPOSITION

         Acquisition of Direct Partner Telecom, Inc.

         On May 28, 2003, the Company acquired Direct Partner Telecom, Inc. ("DPT"), a company engaged in VoIP telephony services internationally, in exchange for 1,375,000 shares of the Company's common stock and the issuance of warrants to acquire 500,000 shares of the Company's common stock. The warrants are exercisable any time before May 23, 2013 at an exercise price of $0.72 per share. In addition, the former shareholders of DPT may earn additional warrants to acquire up to 2,750,000 shares of the Company's common stock at an exercise price of $0.72 per share if DPT achieves certain revenue and earnings targets over approximately the next three years. These warrants will also accelerate and be deemed earned in the event of a "change in control" of the Company, as defined in the acquisition documents. In addition, as part of the transaction, the Company agreed to repay loans totaling $600,000 to certain of the former shareholders of DPT, including $500,000 immediately after the closing of the acquisition. The Company issued promissory notes for $100,000, with a two-year maturity and interest at prime, for the balance.

         The  total   purchase  price  of  DPT  was  allocated  as  follows  (in thousands):

         Cash ..............................      $  61
         Accounts  receivable ..............        155
         Fixed assets ......................        196
         Non-compete agreement .............        375
         Goodwill ..........................        554
         Assumed debt to former shareholders       (600)
         Other assumed  liabilities ........       (103)
                                                  -----
         Purchase  price ...................      $ 638
                                                  =====

         As part of the acquisition transaction, the former Chief Executive Officer of DPT agreed to an employment agreement with a one-year term which automatically renews for an additional year. The employment agreement also contains non-compete provisions during the term of the agreement and for a period of three years following termination of the agreement, as specified. The $375,000 value assigned to the non-compete agreement is being amortized on a straight-line basis over 5 years. Annual amortization expense of the non-compete agreement is estimated to be $43,750 in 2003; $75,000 in 2004 through 2007; and $31,250 in
         2008. The related accumulated amortization as of June 30, 2003, was $6,250.

         The following unaudited pro forma condensed consolidated results of operations for the three and six months ended June 30, 2003, assumes the acquisition occurred as of October 1, 2002, the date which DPT began operations. There would be no change to the unaudited condensed consolidated results of operations of the Company for the three and six month periods ended June 30, 2002. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined company had these events occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

         Period ended June 30, 2003,                                   Three Months      Six Months
                                                                       ------------      -----------
         Revenue ................................................      $ 1,798,000       $ 3,906,000
         Net  Loss ..............................................       (2,782,000)       (3,526,000)
         Basic and diluted loss per common share ................      $     (0.09)      $     (0.13)


         Loan and Purchase Option Agreement

         On February 25, 2003, theglobe.com entered into a Loan and Purchase Option Agreement with a development stage Internet related business venture pursuant to which it agreed to fund, in the form of a loan, at the discretion of the Company, the venture's operating expenses and obtained the option to acquire all of the outstanding capital stock of the venture in exchange for, when and if exercised, $40,000 in cash and the issuance of an aggregate of 2,000,000 unregistered restricted shares of theglobe.com's common stock (the "Option"). The Loan is secured by a lien on the assets of the venture and matures on December 12, 2003. The Option is exercisable at anytime on or before ten days after theglobe.com's receipt of notice relating to the award of a certain contract currently being pursued by the venture. In the event of the exercise of the Option, (i) the existing CEO and CFO of the venture have agreed to enter into employment agreements whereby each would agree to remain in the employ of the venture for a period of two years following the closing of the Option in exchange for base compensation plus participation in a bonus pool based upon the pre-tax income of the venture and (ii) the 2,000,000 shares of theglobe.com Common Stock issued upon such exercise will be entitled to certain "piggy-back" registration rights. If the Option is not exercised, then theglobe.com has agreed, subject to certain exceptions, to forgive repayment of $60,000 of the amount loaned. As of June 30, 2003, $295,000 has been advanced to this venture. Due to the uncertainty of collectibility of the Loan, as it is to a development stage business, the Company has set up a reserve for all of the Loan except the $40,000 attributable to the acquisition should the Company exercise the Option. The amount of the reserve, $255,000 was included in other expense in the accompanying statement of operations for the six months ended June 30, 2003.

         Disposition

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

         (5) OTHER EVENTS

         On May 22, 2003, E&C Capital Partners together with certain affiliates of Michael S. Egan, entered into a Note Purchase Agreement with the Company pursuant to which they acquired convertible promissory notes (the "Convertible Notes") in the aggregate principal amount of $1,750,000. The Convertible Notes are convertible at anytime into a maximum of approximately 19,444,000 shares of the Company's common stock at a blended rate of $0.09 per share. The Convertible Notes have a one year maturity date, which may be extended at the option of the holders of the Convertible Notes for periods aggregating two years, and are secured by a pledge of substantially all of the assets of the Company. The Convertible Notes bear interest at the rate of ten percent per annum, payable semi-annually. At the election of the holders of the Convertible Notes, interest may be payable in shares of the Company's common stock.

         In addition, E&C Capital Partners was issued a warrant ("Warrant") to acquire 3,888,889 shares of the Company's common stock at an exercise price of $0.15 per share. The Warrant is exercisable at any time on or before May 22, 2013. The conversion prices of the Convertible Notes and the exercise price of the Warrant, together with the number of shares for which the Warrant is exercisable, are subject to adjustment upon the occurrence of certain events, including downward adjustment on a weighted-average basis in the event the Company should issue securities in the future at a purchase price below the respective conversion prices and exercise price of the Convertible Notes and Warrant.

         An allocation of the proceeds received from the issuance of the Convertible Notes was made between the debt instruments and the Warrant by determining the pro-rata share of the proceeds for each by comparing the fair value of each security issued to the total fair value. The fair value of the Warrant was determined using the Black Scholes model. The fair value of the Convertible Notes was determined by measuring the fair value of the common shares on an as converted basis. As a result, $290,500 was allocated to the Warrant and recorded as a discount on the debt issued and additional paid in capital. The value of the beneficial conversion feature of the Convertible Notes was calculated by comparing the fair value of the underlying common shares of the Convertible Notes on the date of issuance to the "effective" conversion price. This resulted in a preferential conversion discount, limited to the previously discounted value of the Convertible Notes, of $1,459,500, which was recorded as interest expense in the accompanying unaudited condensed consolidated statements of operations as the Convertible Notes were immediately convertible into common shares.

         On November 14, 2002, E & C Capital Partners, a privately held investment holding company owned by Michael S. Egan, our Chairman and CEO and a major shareholder, and Edward A. Cespedes, our President and a Director, entered into a non-binding letter of intent with theglobe.com to provide $500,000 of new financing via the purchase of shares of a new Series F Preferred Stock of theglobe.com. On March 28, 2003, the parties signed a Preferred Stock Purchase Agreement and other related documentation pertaining to the investment and closed on the investment (the "Preferred Stock Investment"). Pursuant to the Preferred Stock Purchase Agreement, E & C Capital Partners received 333,333 shares of Series F Preferred Stock convertible into shares of the Company's Common Stock at a price of $0.03 per share. The conversion price is subject to adjustment upon the occurrence of certain events, including downward adjustment on a weighted-average basis in the event the Company should issue securities at a purchase price below $0.03 per share. If fully converted, and without regard to the anti- dilutive adjustment mechanisms applicable to the Series F Preferred Stock, an aggregate of approximately 16,667,000 shares of Common Stock could be issued. The Series F Preferred Stock has a liquidation preference of $1.50 per share (and thereafter participates with the holders of Common Stock on an "as-converted" basis), will pay a dividend at the rate of 8% per annum and entitles the holder to vote on an "as converted" basis with the holders of Common Stock. In addition, as part of the $500,000 investment, E & C Capital Partners received warrants to purchase approximately 3,333,000 shares of theglobe.com Common Stock at an exercise price of $0.125 per share. The warrant is exercisable at any time on or before March 28, 2013. E & C Capital Partners is entitled to certain demand registration rights in connection with its investment.

         At the time of issuance of the preferred shares, an allocation of proceeds received was made between the Series F Preferred Stock and the warrants. The allocation was made by determining the pro-rata share of the proceeds for each by comparing the fair value of each security issued to the total fair value. The fair value of the warrants was determined using the Black Scholes model. The fair value of the Series F Preferred Stock was determined by measuring the fair value of the common shares on an as converted basis. As a result, $83,000 was allocated to the warrants sold. In addition, the value of the preferential conversion was calculated by comparing the fair value of the underlying common shares on the date of issuance to the conversion price. This resulted in a preferential conversion discount, limited to the proceeds from the sale, of $417,000. The sum of the two discounts, $500,000, has been recorded as a dividend to the preferred stockholders in March 2003, as the preferred shares were immediately convertible into common shares.

         As a result of the issuance of the Series F Preferred Stock, the Convertible Notes and the associated warrants at their respective conversion and exercise prices, certain anti-dilution provisions applicable to previously outstanding warrants to acquire approximately 4,103,000 shares of theglobe.com common stock were triggered. Like many types of warrants commonly issued, these outstanding warrants to acquire shares of the Company's common stock include weighted average anti-dilution provisions which result in a lowering of the exercise price, and an increase in the number of warrants to acquire shares of the Company's common stock anytime shares of common stock are issued (or options or other securities exercisable or convertible into common stock) for a price per share less than the then exercise price of the warrants. As a result of the Preferred Stock Investment and the issuance of the Convertible Notes, the exercise price was lowered from approximately $1.39 to $0.68 per share on these warrants and the number of shares issuable upon exercise was proportionally increased from approximately 4,103,000 shares to 6,588,000 shares. The total number of warrants outstanding as of June 30, 2003, including those issued in the Preferred Stock Investment, the Convertible Notes and as a result of the acquisition of DPT (including 3,175,000 certain earn-out warrants), is approximately 19,508,000 (this total excludes the warrants issued pursuant to the Series G Automatically Converting Preferred Stock offering described in Note 6).

         (6) SUBSEQUENT EVENTS

         On July 2, 2003, the Company completed a private offering of 17,360 shares of Series G Automatically Converting Preferred Stock ("Series G Preferred Stock") and warrants to acquire 3,472 shares of Series G Preferred Stock at a purchase price of $500 per share for a total of $8,680,000 in proceeds. Each share of Series G Preferred Stock was automatically converted into 1,000 shares of theglobe's Common Stock on July 29, 2003, the effective date of the amendment to the Company's certificate of incorporation increasing its authorized shares of Common Stock from 100,000,000 shares to 200,000,000 shares (the "Capital Amendment"). Similarly, upon the effective date of the Capital Amendment, each warrant to acquire a share of the Series G Preferred Stock was automatically converted into a warrant to acquire 1,000 shares of Common Stock. The warrants are exercisable for a period of 5 years at an initial exercise price of $1.39 per share. A total of 17,360,000 shares of Common Stock were issued pursuant to the Series G Preferred Stock private offering, while a total of 3,472,000 shares of Common Stock will be issuable upon exercise of the associated warrants. As of June 30, 2003, approximately $1,495,000 was received by the Company and recorded in the accompanying condensed consolidated balance sheet as stock subscription deposits.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

         FORWARD LOOKING STATEMENTS

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operation contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "intends," "will," or similar terms. Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors described under "Risk Factors" and elsewhere in this report. The following discussion should be read together in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes thereto and the audited consolidated financial statements and notes to those statements contained in the Annual Report on Form 10-K for the year ended December 31, 2002.

         OVERVIEW AND PLAN OF OPERATION

         As of June 30, 2003, the Company was involved in two business segments: computer games properties and Voice over Internet Protocol ("VoIP") telephony services. The games properties are: our print publication Computer Games Magazine; our Computer Games Online website (www.cgonline.com), which is the online counterpart to Computer Games Magazine; and our Chips & Bits, Inc. (www.chipsbits.com) games distribution company. Each of our games properties specializes in the games business by delivering games information and selling games in the United States and abroad. Our newly created VoIP operations include Direct Partner Telecom, Inc. ("DPT"), an international licensed telecommunications carrier engaged in the purchase and resale of telecommunications services over the Internet and our new retail VoIP service offering, voiceglo. DPT was acquired on May 28, 2003, in exchange for 1,375,000 shares of the Company's common stock and the issuance of warrants to acquire 500,000 shares of the Company's common stock. Management of the Company continues to actively explore a number of strategic alternatives for its online and offline game properties, including continuing to operate the properties or selling some or all of the game properties.

         As of June 30, 2003, our revenues were derived principally from the sale of print advertisements under short-term contracts in our games information magazine Computer Games; through the sale of video games and related products through our games distribution business Chips & Bits, Inc.; through the sale of our games information magazine through newsstands and subscriptions; and from the resale of international
         minutes  of  calling  time  over  the   Internet.

         On July 2, 2003, theglobe.com, inc. completed a private offering of a newly created series of preferred stock known as the "Series G Automatically Converting Preferred Stock" for an aggregate purchase price of approximately $8.7 million. In accordance with the terms of such Preferred Stock, the Series G Preferred shares converted into common stock at $0.50 per share (or an aggregate of approximately 17.4 million shares) upon the filing of an an amendment to the Company's certificate of incorporation to increase its authorized shares of Common Stock from 100,000,000 shares to 200,000,000 shares. Such an amendment was filed on July 29, 2003. Investors also received warrants to acquire approximately 3.5 million shares of common stock. The warrants are exercisable for a period of 5 years at an exercise price of $1.39 per common share. The purpose of the Private Offering was to raise funds for use primarily in the Company's planned voiceglo business, including the deployment of networks, website development, marketing, and limited capital infrastructure expenditures and working capital. Proceeds may also be used in connection with theglobe's other existing or future business operations. Pursuant to the terms of the Private Offering the Company is contractually obligated, subject to certain limitations, to register the securities upon demand anytime commencing one year after the sale of the securities.

         On May 22, 2003, E&C Capital Partners together with certain affiliates of Michael S. Egan, entered into a Note Purchase Agreement with the Company pursuant to which they acquired convertible promissory notes (the "Convertible Notes") in the aggregate principal amount of $1,750,000. The Convertible Notes are convertible at anytime into a maximum of approximately 19,444,000 shares of the Company's common stock at a blended rate of $0.09 per share. The Convertible Notes have a one year maturity, which may be extended at the option of the holders of the Convertible Notes for periods aggregating two years, and are secured by a pledge of substantially all of the assets of the Company. The Convertible Notes bear interest at the rate of ten percent per annum, payable semi-annually. At the election of the holders of the Convertible Notes, interest may be payable in shares of the Company's common stock.

         In addition, E&C Capital Partners was issued a warrant (the "Warrant") to acquire 3,888,889 shares of the Company's common stock at an exercise price of $0.15 per share. The Warrant is exercisable at any time on or before May 22, 2013. The conversion prices of the Convertible Notes and the exercise price of the Warrant, together with the number of shares for which the Warrant is exercisable is subject to adjustment upon the occurrence of certain events, including downward adjustment on a weighted-average basis in the event the Company should issue securities in the future at a purchase price below the respective conversion prices and exercise price of the Convertible Notes and Warrant.

         On March 28, 2003, E & C Capital Partners, a privately held investment vehicle owned by our Chairman and Chief Executive Officer, Michael S. Egan and our President, Edward A. Cespedes, signed a Preferred Stock Purchase Agreement to provide new financing in the amount of $500,000 through the purchase of a new series of preferred securities (the "Preferred Stock Investment"). Pursuant to the Preferred Stock Purchase Agreement, E & C Capital Partners received 333,333 shares of Series F Preferred Stock convertible into shares of the Company's Common Stock at a price of $0.03 per share. The conversion price is subject to adjustment upon the occurrence of certain events, including downward adjustment on a weighted-average basis in the event the Company should issue securities at a purchase price below $0.03 per share. If fully converted, and without regard to the anti-dilutive adjustment mechanisms applicable to the Series F Preferred Stock, an aggregate of approximately 16,667,000 shares of Common Stock could be issued. The Series F Preferred Stock has a liquidation preference of $1.50 per share, will pay a dividend at the rate of 8% per annum and entitles the holder to vote on an "as converted" basis with the holders of Common Stock. In addition, as part of the $500,000 investment, E & C Capital Partners received warrants to purchase approximately 3,333,000 shares of theglobe.com Common Stock at an exercise price of $0.125 per share. The warrant is exercisable at any time on or before March 28, 2013. E & C Capital Partners is entitled to certain demand registration rights in connection with the Convertible Note and Preferred Stock Investments..

         On February 25, 2003, the Company entered into a Loan and Purchase Option Agreement with a development stage Internet related business venture pursuant to which it agreed to fund, in the form of a loan, at the discretion of the Company, the venture's operating expenses and obtained the option to acquire all of the outstanding capital stock of the venture in exchange for, when and if exercised, $40,000 in cash and the issuance of an aggregate of 2,000,000 unregistered restricted shares of theglobe.com's common stock. As of June 30, 2003, $295,000 has been advanced to this venture. Due to the uncertainty of collectibility of this investment, as it is to a development stage business, we have set up a reserve for all of the investment except the $40,000 attributable to the acquisition should we exercise our option.

         On November 14, 2002, we acquired certain VoIP assets. Our plans regarding these VoIP assets are described below. We issued 1,750,000 warrants to acquire shares of our Common Stock in conjunction with the closing of this acquisition. The Company also issued 425,000 warrants to acquire shares of Common Stock as part of an earn-out arrangement. These warrants are held in escrow by the Company and will only be released upon attainment of certain performance targets.

         As a result of the issuance of the Series F Preferred Stock, the Convertible Notes and the associated warrants at their respective conversion and exercise prices, certain anti-dilution provisions applicable to previously outstanding warrants to acquire approximately 4,103,000 shares of theglobe.com common stock were triggered. As a result, the exercise price of the warrants was lowered from approximately $1.39 to $0.68 per share and the number of shares issuable upon exercise was proportionally increased from approximately 4,103,000 shares to 6,588,000 shares.

         Our VoIP Business

         During the third quarter of 2003, theglobe.com intends to enter the telephone business with a phone system based upon "Voice over the Internet Protocol" or "VoIP." The Company's longer term objective is to become a leading provider of feature-rich, voice communications products and services delivered over the Internet. The Company's acquisition of VoIP assets in November 2002 and its acquisition of DPT in May 2003 have enabled the Company to establish the foundation for its VoIP telephone business. At present, the Company is preparing the launch of various products using the "voiceglo" brand name. The products are intended to allow consumers and business enterprises to communicate using VoIP for significantly reduced pricing compared to traditional telephony networks. We are developing and intend to also offer traditional telephony services with our VoIP services, such as voicemail, caller id, call forwarding, and call waiting, as well as incremental services that are not currently supported by the public switched telephone network (such as the ability to use numbers remotely and voice to email services).

         Our voiceglo service is planned as a full-featured, full-service alternative to the public switched telephone network (PSTN) available to homes and enterprises with either broadband or dial-up (56K minimum) Internet access. Our plans call for subscribers to be able to use voiceglo service just like they would their traditional telephone service. Calls made and received by subscribers will be carried over their Internet connections and interconnect with the PSTN using voiceglo's call signaling technology. The Company has applied for patent protection for this technology, however, we cannot predict whether a patent will be issued for this technology. Subscribers will be issued traditional phone numbers, or alternatively, subscribers may "port" or transfer their existing phone numbers to the voiceglo service. Subscribers will be listed, unless they choose to be unlisted, in the traditional PSTN "411" directory and in voiceglo's proprietary directory. The Company's remote local number service will allow subscribers to choose phone numbers from any area codes serviced by voiceglo, allowing customers to keep phone numbers "for life," even if they move. It will also allow them a local presence in areas where they do not reside.

         The voiceglo service is designed to be easy to use and mobile. As part of entering into a minimum one year service contract, we intend to offer at no-charge to subscribers a USB handset (a simple phone that plugs into a personal computer's USB port) which can only be operated using the voiceglo service. Additionally, the service can be used with a personal computer's microphone and speakers, with any wi-fi enabled device equipped with a speaker and microphone, or with existing traditional phones with use of an adapter developed by the Company. We anticipate that our subscribers will be able to log into their service from any Internet connection in the world to make calls to their local area code and receive calls made to their voiceglo phone numbers.

         All calls to and between voiceglo subscribers will be free because they are delivered over the Internet. Calls placed by voiceglo subscribers to the public switched telephone network in the United States and Canada will either be at a competitive low per minute rate or will be "free" depending upon the voiceglo product offering selected by the subscriber. International calling will also be at competitive rates.

         Our VoIP products are subject to continuing development by the Company and management continues to evaluate its business plans for these proposed services. We expect to utilize substantial capital in launching and expanding our VoIP operations and the Company may need to raise additional capital to fully exploit its business plans for these services. There are a number of significant risks to entry into, and the conduct of business in, this market, including current and proposed governmental regulation, potential taxation of services and many of the risks detailed below under "Risk Factors."

         RESULTS OF OPERATIONS

         Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

         NET REVENUE. Net revenue totaled $1.5 million for the second quarter of 2003 as compared to $2.4 million in the same quarter of the prior year. The $1.0 million decline in total net revenue was primarily attributable to decreases in advertising, electronic commerce and other net revenue, partially offset by net revenue generated by our telephony services business.

         Advertising revenue from the sale of print advertisements in our games magazine was $0.5 million, or 33%, of total net revenue for the three months ended June 30, 2003 versus $0.6 million, or 24%, of total net revenue for the three months ended June 30, 2002. Barter advertising revenue represented approximately 2% and 1% of total net revenue for the second quarter of 2003 and 2002, respectively. The decrease in advertising revenue was principally the result of the continued weakness in the advertising market.

         Electronic commerce and other net revenue is principally comprised of sales of video games and related products through Chips & Bits, Inc. and sales of the Company's Computer Games magazine through newsstands and subscriptions. Sales through the online store accounted for $0.3 million, or 23%, of total net revenue for the second quarter of 2003 as compared to $0.8 million, or 35%, of total net revenue for the same period of 2002. The $0.5 million decrease was primarily the result of recent advances and releases in console and online games, which traditionally have less sales loyalty to our online store, coupled with the continued decline in the number of major PC game releases, on which our online store relies for the majority of sales and profits. Net revenue attributable to the sale of our games information magazine was $0.4 million, or 31%, of total net revenue for the second quarter of 2003 as compared to $1.0 million, or 41%, of total net revenue for the second quarter of 2002. The decline in net revenue from the sale of our games magazine as compared to the second quarter of 2002 was primarily the result of a decrease in the volume of subscriptions and a $0.2 million write-down of newsstand receivables.

         Net revenue from telephony services totaled $0.2 million for the three months ended June 30, 2003. As part of the Company's strategy to enter the VoIP business, the Company acquired DPT on May 23, 2003, an international licensed telecommunications carrier engaged in the purchase and resale of telecommunications services over the Internet internationally. Telephony services net revenue is derived principally from the charges to customers for international call completion and is dependent on the volume of minutes utilized.

         COST OF REVENUE. Cost of revenue related to our games properties consists primarily of Internet connection charges, personnel costs, depreciation and maintenance costs of website equipment, printing costs of our games magazine and the costs of merchandise sold and shipping fees in connection with our online store. Cost of revenue of our games properties totaled $0.7 million and $1.6 million in the second quarter of 2003 and 2002, respectively. Gross margins of the Company's games properties were 44% and 35% for the three months ended June 30, 2003 and 2002, respectively. The period-to-period increase in gross margins of the games properties was primarily attributable to a higher concentration of revenue derived from print advertisements in the games magazine during the second quarter of 2003. Cost of revenue associated with 2003 second quarter telephony services totaled $0.2 million and consists primarily of termination and circuit costs.

         SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and related expenses of sales and marketing personnel, commissions, advertising and marketing costs, public relations expenses, promotional activities and barter expenses. Sales and marketing expenses were $0.6 million and $1.0 million for the three months ended June 30 2003 and 2002, respectively. The decrease in sales and marketing expense as compared to the second quarter of 2002 was principally the result of the 48% decline in net revenue attributable to our games properties, and the corresponding decreases in commissions expense and agency subscriptiion expense, partially offset by $0.1 million of expenses incurred in preparation for our launch of voiceglo, our VoIP product.

         PRODUCT DEVELOPMENT. Product development expenses include salaries and related personnel costs; expenses incurred in connection with website development, testing and upgrades; editorial and content costs; and costs incurred in the development of our VoIP product, voiceglo. Product development expenses of $0.2 million remained relatively unchanged from the same quarter of the prior year as the decrease in product development expenses attributable to our games properties was more than offset by consulting and website development expenses related to our VoIP telephone service to be launched in the third quarter of 2003.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and related personnel costs for general corporate functions including finance, human resources and facilities, outside legal and professional fees, directors and officers insurance, bad debt expenses and general corporate overhead costs. General and administrative expenses were $0.9 million for the three months ended June 30, 2003, as compared to $1.3 million for the same quarter of 2002. In the second quarter of 2002, severance benefits of $0.7 million were incurred by the Company in connection with the termination of our former Chief Executive Officer, Charles Peck. Excluding the impact of the 2002 severance benefits, general and administrative expenses rose $0.3 million in comparison to the second quarter of the prior year. An increase in headcount and legal expenses, as well as other support costs, directly attributable to the Company's new line of business, VoIP telephony services, were the principal factors contributing to the increase in general and administrative expenses.

         INTEREST INCOME (EXPENSE), NET. Non-cash interest expense of $1.5 million was recorded in the 2003 second quarter related to the beneficial conversion feature of the $1,750,000 in Convertible Notes (the "Convertible Notes") issued on May 22, 2003. This expense resulted as the Convertible Notes were convertible into our common stock at a price below the fair market value of our common stock (for accounting purposes), based on the closing price of our common stock as reflected on the OTCBB on the issuance date of the Notes. In addition, the warrant to acquire 3,888,889 shares of our common stock issued to one of the note holders was exercisable at a price below the fair market value of our common stock (for accounting purposes), based on the closing price of our common stock as reflected on the OTCBB on the date of issuance. The value assigned to the warrant was recorded as a discount to the face value of the Convertible Notes and is being amortized to interest expense over the term of the Convertible Notes.

         OTHER INCOME (EXPENSE), NET. Other expense for the three months ended June 30, 2003, includes an increase of $0.1 million in the reserve against amounts loaned to a development stage Internet venture by the Company, partially offset by the favorable settlement of amounts previously in dispute with a vendor of Chips and Bits, Inc.

         INCOME TAXES. No tax benefit was recorded for the three months ended June 30, 2003. Due to the uncertainty surrounding the timing or realization of the benefits of our net operating loss carryforwards in future periods, we have recorded a 100% valuation allowance against our otherwise recognizable deferred tax assets. At December 31, 2002, the Company had net operating loss carryforwards available for U.S. and foreign tax purposes of approximately $134 million. These carryforwards expire through 2021. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Due to the change in our ownership interests in the third quarter of 1997 and May 1999, as defined in the Internal Revenue Code of 1986, as amended, future utilization of our net operating loss carryforwards prior to the change of ownership will be subject to certain limitations or annual restrictions. Additionally, any future ownership change could further limit or eliminate the ability to use these carryforwards.

         Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

         NET REVENUE. Net revenue totaled $3.1 million for the six months ended June 30, 2003 compared to $4.9 million for the six months ended June 30, 2002. The $1.8 million decrease in net revenue in comparison to the first half of 2002 was principally the result of declines of $1.0 million in sales of games products by Chips and Bits, Inc., $0.9 million in sales of the computer games magazine and $0.2 million in print advertisements, partially offset by the $0.2 million in telephony services net revenue generated by DPT. Revenue from barter transactions represented approximately 2% of total net revenue in the first half of 2003 as compared to approximately 1% of total net revenue in the same period of the prior year.

         COST OF REVENUE. Cost of revenue was $1.7 million and $3.2 million for the six months ended June 30, 2003 and 2002, respectively. The $1.4 million decrease in cost of revenue as compared to the first half of 2002 was directly attributable to the lower level of revenue generated from the sale of computer games, from the sale of print advertisements in the computer games magazine and from subscription and newsstand sales of the computer games magazine in the first six months of 2003, partially offset by the $0.2 million in cost of revenue related to telephone services. Gross margins of the Company's games properties were 47% and 36% for the first six months of 2003 and 2002, respectively. The increase in gross margins of the Company's games properties was primarily the result of a shift in the mix of net revenues to print advertising which represented 33% of total net revenue for the first half of 2003 versus 25% for the same period of the prior year.

         SALES AND MARKETING. Sales and marketing expenses totaled $1.2 million for the first six months of 2003, a decline of $0.9 million, or 43%, from the $2.1 million for the first six months of 2002. The 41% reduction in net revenue generated by the Company's games properties in the first half of 2003 as compared to the same period of the prior year, and the corresponding decreases in commissions expense and agency subscription expense, were the principal factors contributing to the decrease in sales and marketing expenses.

         PRODUCT DEVELOPMENT. Product development expenses totaled $0.4 million in both the first half of 2003 and 2002. A $0.1 million decline in website, editorial, content and other development costs incurred by the Company's games properties was more than offset by the $0.1 million in consulting and website development expenses related to our VoIP telephone service scheduled to be launched in the third quarter of 2003.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses of $1.5 million for the first six months of 2003 decreased $0.3 million, or 18%, from the $1.9 million for the same period of 2002. During the second quarter of 2002, severance benefits of $0.7 million were incurred by the Company in connection with the termination of our former Chief Executive Officer, Charles Peck. Excluding the impact of the 2002 severance benefits, general and administrative expenses increased $0.4 million in the first half of 2003 primarily due to increases in headcount and legal expenses, as well as other support costs, directly attributable to the Company's new VoIP telephony services business.

         INTEREST INCOME (EXPENSE), NET. As discussed in the comparison of the second quarter of 2003 versus 2002, non-cash interest expense of $1.5 million recorded in the 2003 second quarter was related to the beneficial conversion feature of the $1,750,000 in Convertible Notes issued on May 22, 2003. The expense resulted as the Convertible Notes were convertible into our common stock at a price below the fair market value of our common stock (for accounting purposes), based on the closing price of our common stock as reflected on the OTCBB on the issuance date of the notes. In addition, the warrant to acquire 3,888,889 shares of our common stock issued to one of the note holders was exercisable at a price below the fair market value of our common stock (for accounting purposes), based on the closing price of our common stock as reflected on the OTCBB on the date of issuance. The value assigned to the warrant was recorded as a discount to the face value of the Convertible Notes and is being amortized to interest expense over the term of the Convertible Notes.

         OTHER INCOME (EXPENSE), NET. Other expense, net of $0.2 million was reported for the first half of 2003 as compared to other income, net of $0.4 million for the same period of the prior year. Other expense in 2003 includes reserves against the amounts loaned by the Company to a development stage Internet related business venture totaling $0.3 million, partially offset by $0.1 million in favorable vendor settlements. Other income in 2002 included $0.3 million in favorable vendor settlements, as well as the $0.1 million gain on the sale of Happy Puppy assets.

         INCOME TAXES. As was the case in the second quarter of 2003, no tax benefit was recorded for the first six months of 2003 as we recorded a 100% valuation allowance against our otherwise recognizable deferred tax assets due to the uncertainty surrounding the timing or ultimate realization of the benefits of our net operating loss carryforwards in future periods.

         LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2003, we had approximately $2.5 million in cash and cash equivalents as compared to $0.7 million as of December 31, 2002. Net cash used in operating activities was $1.1 million and $1.6 million, for the six months ended June 30, 2003 and 2002, respectively. The period-to-period decrease in net cash used in operating activities resulted primarily from a decrease in our net operating losses, exclusive of the non-cash interest expense recorded in the first half of 2003 as a result of the beneficial conversion feature of the $1.75 million in Convertible Notes and associated warrants issued in May 2003, as well as other non-cash charges and gains recorded in 2003 and 2002.

         Net cash of $0.4 million was used in investing activities during the first six months of 2003. In February 2003, the Company committed to fund operating expenses of a development stage Internet venture at the Company's discretion in the form of a loan. As of June 30, 2003, approximately $0.3 million has been advanced to the venture. The Company incurred $0.2 million in capital expenditures during the first half of 2003, largely as a result of the launch of its VoIP telephone service planned for the third quarter of 2003. Partially offsetting these uses of funds in the first six months of 2003 was the $0.1 million in net cash acquired upon the May 2003 acquisition of DPT. The purchase price of DPT consisted of the issuance of 1,375,000 shares of the Company's common stock and the issuance of warrants to acquire 500,000 shares of the Company's common stock. An additional 2,750,000 warrants may be issued if certain performance or other criteria are satisfied. Net cash provided by investing activities during the first six months of 2002 was $0.1 million resulting from the sale of the assets of the Happy Puppy website.

         Net cash provided by financing activities was $3.2 million for the first six months of 2003. As discussed in the Notes to the condensed consolidated financial statements, the Company issued $0.5 million in Series F Convertible Preferred Stock in March 2003 and $1.75 million of Convertible Notes in May 2003. Prior to the end of the 2003 second quarter the Company received $1.5 million in cash deposits towards the private offering of Series G Automatically Converting Preferred Stock ("Series G Preferred Stock") which closed on July 2, 2003. Proceeds from the private offering of the Series G Preferred Stock and the associated warrants to acquire additional shares of Series G Preferred Stock totaled approximately $8.7 million. Effective July 29, 2003, each share of the Series G Preferred Stock was automatically converted into 1,000 shares of theglobe's Common Stock and each warrant to acquire a share of Series G Preferred Stock was automatically converted into a warrant to acquire 1,000 shares of Common Stock. A total of 17,360,000 shares of Common Stock were issued pursuant to the Series G Preferred Stock private offering, while a total of 3,472,000 shares of Common
         Stock will be issuable upon exercise of the associated warrants. Immediately after the May 2003 closing of the DPT acquisition, the Company paid $0.5 million in cash to the former shareholders of DPT in repayment of certain loans which they extended to DPT.

         Our capital requirements depend on numerous factors, including market acceptance of our services, the capital required to maintain our websites and properties, the resources we devote to marketing and selling our services, our entry into and development of new business lines, including our "voiceglo" telephony services, and our brand promotions and other factors. Although we received a report from our independent accountants, relating to our December 31, 2002 audited financial statements containing an explanatory paragraph stating that our recurring losses from operations since inception and requirement for additional financing raise substantial doubt about our ability to continue as a going concern, after giving affect to the capital raised from the sale of the Series F Preferred Stock, Convertible Notes and Series G Preferred Stock (subsequently converted into shares of Common Stock), management believes that it has sufficient capital to continue its existing operations and fund the launch and initial expansion of its new VoIP telephony business for at least the next twelve months. Management and the Board of Directors continue to explore a number of strategic alternatives and are also continuing to identify and implement internal actions to improve the Company's liquidity and financial performance. These alternatives may include selling assets, which in any such case could result in significant changes in our business plan, or entering into additional new or different lines of business, such as our new VoIP telephone business.

         On May 22, 2003, E&C Capital Partners together with certain affiliates of Michael S. Egan, entered into a Note Purchase Agreement with the Company pursuant to which they acquired convertible promissory notes (the "Convertible Notes") in the aggregate principal amount of $1,750,000. The Convertible Notes are convertible at anytime into a maximum of approximately 19,444,000 shares of the Company's common stock at a blended rate of $0.09 per share. The Convertible Notes have a one year maturity, which may be extended at the option of the holders of the Convertible Notes for periods aggregating two years, and are secured by a pledge of substantially all of the assets of the Company. The Convertible Notes bear interest at the rate of ten percent per annum, payable semi-annually. At the election of the holders of the Convertible Notes, interest may be payable in shares of the Company's common stock.

         In addition, E&C Capital Partners was issued a warrant (the "Warrant") to acquire 3,888,889 shares of the Company's common stock at an exercise price of $0.15 per share. The Warrant is exercisable at any time on or before May 22, 2013. The conversion prices of the Convertible Notes and the exercise price of the Warrant, together with the number of shares for which the Warrant is exercisable is subject to adjustment upon the occurrence of certain events, including downward adjustment on a weighted-average basis in the event the Company should issue securities in the future at a purchase price below the respective conversion prices and exercise price of the Convertible Notes and Warrant.

         On March 28, 2003, E & C Capital Partners, a privately held investment holding company owned by Michael S. Egan, our Chairman and CEO and a major shareholder, and Edward A. Cespedes, our President and a Director, signed a Preferred Stock Purchase Agreement and other related documentation pertaining to a $500,000 investment via the purchase of shares of a new Series F Preferred Stock of theglobe.com and closed on the investment. Pursuant to the Preferred Stock Purchase Agreement, E & C Capital Partners received 333,333 shares of Series F Preferred Stock convertible into shares of the Company's Common Stock at a price of $0.03 per share. The conversion price is subject to adjustment upon the occurrence of certain events, including downward adjustment on a weighted-average basis in the event the Company should issue securities at a purchase price below $0.03 per share. If fully converted, and without regard to the anti-dilutive adjustment mechanisms applicable to the Series F Preferred Stock, an aggregate of approximately 16.7 million shares of Common Stock could be issued. The Series F Preferred Stock has a liquidation preference of $1.50 per share, will pay a dividend at the rate of 8% per annum and entitles the holder to vote on an "as converted" basis with the holders of Common Stock. In addition, as part of the $500,000 investment, E & C Capital Partners received warrants to purchase approximately 3.3 million shares of theglobe.com Common Stock at an exercise price of $0.125 per share. The warrant is exercisable at any time on or before March 28, 2013. E & C Capital Partners is entitled to certain demand registration rights in connection with its investment in the Convertible Notes and the Series F Preferred Stock.

         In connection with his termination, our former Chief Executive Officer, Charles Peck, was paid $625,000 on May 31, 2002 , reflecting the terms of his severance package.

         On July 2, 2003, theglobe.com, inc. completed a private offering of a newly created series of preferred stock known as the "Series G Automatically Converting Preferred Stock" for an aggregate purchase price of approximately $8.7 million. In accordance with the terms of such Preferred stock, the Series G Preferred shares converted into common stock at $.50 per share (or an aggregate of approximately 17.4 million shares) upon the filing of an an amendment to the Company's certificate of incorporation to increase its authorized shares of Common Stock from 100,000,000 shares to 200,000,000 shares. Such an amendment was filed on July 29, 2003. Investors also received warrants to acquire approximately 3.5 million shares of common stock. The warrants are exercisable for a period of 5 years at an exercise price of $1.39 per common share. The purpose of the Series G Preferred Stock offering was to raise funds for use primarily in the Company's planned voiceglo business, including the deployment of networks, website development, marketing, and limited capital infrastructure expenditures and working capital. Proceeds may also be used in connection with theglobe's other existing or future business operations. Pursuant to the terms of the Private Offering the Company is contractually obligated, subject to certain limitations, to register the securities upon demand anytime commencing one year after the sale of the securities.

         The shares of our Common Stock were delisted from the NASDAQ national market in April 2001 and are now traded in the over-the-counter market on what is commonly referred to as the electronic bulletin board or OTCBB. The trading volume of our shares has dramatically declined since the delisting. In addition, we are now subject to a Rule promulgated by the Securities and Exchange Commission that, if we fail to meet criteria set forth in such Rule, various practice requirements are imposed on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, the Rule may have a materially adverse effect on the ability of broker-dealers to sell the securities, which may materially affect the ability of shareholders to sell the securities in the secondary market. Consequently, it has also made it more difficult for us to raise additional capital, although the Company has had some success in offering its securities as consideration for the acquisition of various business opportunities or assets. We will also incur additional costs under state blue sky laws if we sell equity due to our delisting.

         As of June 30, 2003, our sole source of liquidity consisted of $2.5 million of cash and cash equivalents. With the exception of the $8.7 million in proceeds from the private offering of Series G Preferred Stock, $1.5 million of which was received prior to June 30, 2003, which was completed on July 2, 2003, we currently do not have access to any other sources of funding, including debt and equity financing facilities. The Company has limited operating capital and no current access to credit facilities. Though we believe that we have enough capital to last throughout the remainder of 2003, there is no guarantee that we will have enough capital. If we are unable to keep operating costs down, grow revenue, and maintain terms with our creditors, we may have to try and raise additional funds through asset sales, bank borrowings, or equity or debt financing. Obtaining any financing at all is very unlikely and any financing that could be obtained would probably dilute existing shareholders significantly.

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

         Certain of our accounting policies require higher degrees of judgment than others in their application. These include revenue recognition, valuation of customer receivables, impairment of intangible assets, restructuring reserves and income tax recognition of deferred tax items. Our policy and related procedures for revenue recognition, valuation of customer receivables and goodwill and other intangible assets are summarized below.

         REVENUE RECOGNITION

         The Company's revenues were derived principally from the sale of print advertisements under short-term contracts in our games information magazine Computer Games, through the sale of our games information magazine through newsstands and subscriptions; from the sale of video games and related products through our online store Chips & Bits; and from the resale of international minutes of calling time over the Internet. There is no certainty that events beyond anyone's control such as economic downturns or significant decreases in the demand for our services and products will not occur and accordingly, cause significant decreases in revenue.

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

         Telephony Services. Telephony services revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the seller's price to the buyer is fixed or determinable and collectibility is reasonably assured.

         VALUATION OF CUSTOMER RECEIVABLES

         Provisions for allowance for doubtful accounts are made based on historical loss experience adjusted for specific credit risks. Measurement of such losses requires consideration of the company's historical loss experience, judgments about customer credit risk, and the need to adjust for current economic conditions.

         GOODWILL AND OTHER INTANGIBLE ASSETS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that certain acquired intangible assets in a business combination be recognized as assets separate from goodwill. SFAS No. 142 requires that goodwill and other intangibles with indefinite lives should no longer be amortized, but rather tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value.

         We assess the impairment of goodwill and other identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include the following:

         o Significant under-performance relative to historical, expected or projected future operating results;

         o Significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

         o        Significant negative industry or economic trends.

         When we determine that the carrying value of goodwill and other identified intangibles may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

         IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments Hedging Activities." This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The Company believes that the adoption of this standard will not have a material impact on the Company's results of operations or financial position.

         In May 2003,  the FASB  issued SFAS No.  150,  "Accounting  for Certain
         Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments consists of obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective from the start of the first interim period beginning after June 15, 2003. The Company believes that the adoption of this standard will not have a material impact on the Company's results of operations or financial position.

         RISK FACTORS

         In addition to the other information in this report, the following factors should be carefully considered in evaluating our business and prospects.

         FUTURE ACQUISITIONS, JOINT VENTURES OR STRATEGIC TRANSACTIONS ENTAIL NUMEROUS RISKS AND UNCERTAINTIES. WE INTEND TO ENTER NEW LINES OF BUSINESS.

         We have begun to explore entering new business lines, including Voice Over Internet Protocol ("VoIP") telephony services. In November 2002, we acquired certain VoIP assets from an entrepreneur in exchange for a total of 2,175,000 warrants to purchase our common stock. On May 23, 2003, we acquired Direct Partner Telecom, Inc. ("DPT"), an international licensed telecommunications carrier engaged in the purchase and resale of telecommunication services over the Internet. The purchase price consisted of 1,375,000 shares of theglobe.com common stock and 500,000 warrants to purchase theglobe.com common stock, together with the ability to earn and additional 2,750,000 warrants. We may also enter into new or different lines of business, as determined by management and our Board of Directors. The acquisitions of VoIP assets and DPT, as well as any future acquisitions or joint ventures could result, and in some instances have resulted, in numerous risks and uncertainties, including:

         o potentially dilutive issuances of equity securities, which may be issued at the time of the transaction or in the future if certain performance or other criteria are met or not met, as the case may be. These securities may be freely tradable in the public market or subject to registration rights which could require us to publicly register a large amount of Common Stock, which could have a material adverse effect on our stock price;

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

         o        the risks of entering a new or different line of business;

         o regulatory and tax risks relating to the new or acquired business;

         o the risks of entering geographic and business markets in which we have no or limited prior experience; and

         o the risk that the acquired business will not perform as expected.

         WE HAVE A HISTORY OF OPERATING LOSSES AND EXPECT TO CONTINUE TO INCUR LOSSES.

         We have incurred net losses in each quarter, except the fourth quarter of 2002 where we had net income of $11,000, since our inception and we expect that we will continue to incur net losses for the foreseeable future. We had net losses of approximately $2.6 million, $40.6 million, and $103.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. The principal causes of our losses are likely to continue to be:


         o        costs resulting from the operation of our businesses;

         o        costs relating to entering new business lines;

         o        failure to generate sufficient revenue; and

         o        general and administrative expenses.

         Although we have restructured our businesses, we still expect to continue to incur losses while we explore the sale of the remaining assets of our games properties or other changes to our business.

         WE DEPEND ON THE CONTINUED GROWTH IN THE USE AND COMMERCIAL VIABILITY OF THE INTERNET.

          Our VoIP business and games properties are substantially dependent upon the continued growth in the general use of the Internet. The VoIP business is also dependent on the growth in the use of the Internet for telephones, personal computers and other devices. Internet and electronic commerce growth may be inhibited for a number of reasons, including:

         o        inadequate network infrastructure;

         o        security and authentication concerns;

         o        ease of access;

         o        inconsistent quality of service;

         o        availability of cost-effective, high-speed service; and

         o        bandwidth availability.

         If web usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth or its performance and reliability may decline. Web sites have experienced interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays frequently occur in the future, web usage, as well as usage of our services, could grow more slowly or decline. Also, the Internet's commercial viability may be significantly hampered due to:

         o delays in the development or adoption of new operating and technical standards and performance improvements required to handle increased levels of activity;

         o        increased government regulation;

         o        potential governmental taxation of such services; and

         o insufficient availability of telecommunications services which could result in slower response times and adversely affect usage of the Internet.

         THE VOIP MARKET IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE AND WE WILL NEED TO DEPEND ON NEW PRODUCT INTRODUCTION AND INNOVATIONS IN ORDER TO ESTABLISH, MAINTAIN AND GROW OUR BUSINESS.

         VoIP is an emerging market that is characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products, and continuing and rapid technological advances. To enter and compete successfully in this emerging market, we must continually design, develop, manufacture, and sell new and enhanced VoIP products and services that provide increasingly higher levels of performance and reliability at lower costs. These new and enhanced products must take advantage of technological advancements and changes, and respond to new customer requirements. Our success in designing, developing, manufacturing, and selling such products and services will depend on a variety of factors, including:

         o        the identification of market demand for new products;

         o access to sufficient capital to complete our development efforts;

         o        product and feature selection;

         o        timely implementation of product design and development;

         o        product performance;

         o        cost-effectiveness of products under development;

         o        effective manufacturing processes; and

         o        success of promotional efforts.

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

         THE INTERNET TELEPHONY BUSINESS IS HIGHLY COMPETITIVE AND ALSO COMPETES WITH TRADITIONAL TELEPHONY PROVIDERS.


         The long distance telephony market and the Internet telephony market are highly competitive. There are several large and numerous small competitors, and we expect to face continuing competition based on price and service offerings from existing competitors and new market entrants in the future. The principal competitive factors in our market include price, quality of service, breadth of geographic presence, customer service, reliability, network size and capacity, and the availability of enhanced communications services. Our competitors will include major and emerging telecommunications carriers in the U.S. and foreign telecommunications carriers. Financial difficulties in the past several years of many telecommunications providers are rapidly altering the number, identity and competitiveness of the marketplace. Many of the competitors for our planned voiceglo service offerings and of our subsidiary, Direct Partner Telecom, have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we have. As a result, certain of these competitors may be able to adopt more aggressive pricing policies which could hinder our ability to market our voice services.


         During the past several years, a number of companies have introduced services that make Internet telephony or voice services over the Internet available to businesses and consumers. All major telecommunications companies, including entities like AT&T, Sprint and WorldCom, as well as ITXC, iBasis, Net2Phone and deltathree.com either presently or potentially route traffic to destinations worldwide and compete or can compete directly with us. Other Internet telephony service providers focus on a retail customer base and may in the future compete with us. These companies may offer the kinds of voice services we intend to offer in the future. In addition, companies currently in related markets have begun to provide voice over the Internet services or adapt their products to enable voice over the Internet services. These related companies may potentially migrate into the Internet telephony market as direct competitors.


         A large number of telecommunications companies, including AT&T, Deutsche Telekom, Cable & Wireless, WorldCom, Sprint and BT, currently provide wholesale voice telecommunications service which compete with the business of Direct Partner Telecom, and which will compete with our planned VoIP telephony business. These companies, which tend to be large entities with substantial resources, generally have large budgets available for research and development, and therefore may further enhance the quality and acceptance of the transmission of voice over the Internet.


         WE RELY ON INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS.

         We regard substantial elements of our web sites and underlying technology, as well as certain assets relating to our VoIP business and other opportunities we are investigating, as proprietary and attempt to protect them by relying on intellectual property laws and restrictions on disclosure. We also generally enter into confidentiality agreements with our employees and consultants. In connection with our license agreements with third parties, we generally seek to control access to and distribution of our technology and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar technology independently. Thus, we cannot assure you that the steps taken by us will prevent misappropriation or infringement of our proprietary information, which could have an adverse effect on our business. In addition, our competitors may independently develop similar technology, duplicate our products, or design around our intellectual property rights.

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

         WE MAY BE UNSUCCESSFUL IN ESTABLISHING AND MAINTAINING BRAND AWARENESS; BRAND IDENTITY IS CRITICAL TO OUR COMPANY.

         Our success in the Internet telephony market will depend on our ability to create and maintain brand awareness for our product offerings. This may require a significant amount of capital to allow us to market our products and establish brand recognition and customer loyalty. Many of our competitors in the Internet telephony services market are larger than us and have substantially greater financial resources. Additionally, many of the companies offering VoIP services have already established their brand identity within the marketplace. We can offer no assurances that we will be successful in establishing awareness of our brand allowing us to compete in the VoIP market.

         We believe that maintaining awareness of the brand names of all of our games properties ("Chips & Bits", "Strategy Plus" and "CGonline.com") is critical to attracting potential buyers for these properties and to expanding our member base, the traffic on our web sites and our advertising and electronic commerce relationships. The closure of the community web site at "www.theglobe.com", the Company's flagship web site, adversely affected the public's perception of the Company and its then existing businesses. If Internet users, advertisers and customers do not perceive our games properties to be of high quality, the value of the games properties brand names could be materially diluted.

         If we fail to promote  and  maintain  our  various  brands or our games properties' brand values are diluted, our businesses, operating results, financial condition, and our ability to attract buyers for the games properties could be materially adversely affected. The importance of brand recognition will continue to increase because low barriers of entry to the industries in which we operate may result in an increased number of direct competitors. To promote our brands, we may be required to continue to increase our financial commitment to creating and maintaining brand awareness. We may not generate a corresponding increase in revenues to justify these costs.

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

         Chips & Bits depends on major releases in the Personal Computer (PC) market for the majority of sales and profits. The game industry's focus on X-Box, Playstation and GameCube has dramatically reduced the number of major PC releases, which resulted in significant declines in revenues and gross margins for Chips & Bits, Inc. Gross margins for Chips & Bits, Inc. were 29% and 24% for the quarters ended June 30, 2003 and 2002, respectively. Because of the large installed base of personal computers, these revenue and gross margin percentages may fluctuate with changes in the PC game market. However, the Company is unable to predict when, if ever, there will be a turnaround in the PC game market.

         Competition among games-focused websites is also growing rapidly, as new companies continue to enter the market and existing companies continue to layer games applications onto their websites. We expect that the market will continue to evolve rapidly, and the rate of product innovations and new product introductions will remain high. We face competitive pressures from many companies, both in the United States and abroad. With the abundance of companies operating in the games market, consumers and advertisers have a wide selection of services to choose from. Our games information websites compete for users and advertisers with:

         o Games information sites such as Snowball's IGN, ZDnet's Gamespot, and CNET's GameCenter; and

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

         WE HAVE HISTORICALLY RELIED SUBSTANTIALLY ON ONLINE AND PRINT ADVERTISING REVENUES. THE ONLINE AND PRINT ADVERTISING MARKETS HAVE SIGNIFICANTLY DECLINED. IN ADDITION, WE HAVE DRAMATICALLY REDUCED OUR ADVERTISING SALES FORCE.

         We historically derived a substantial portion of our revenues from the sale of advertisements on our web sites and in our magazine Computer Games Magazine. Our business model and revenues were highly dependent on the amount of traffic on our web sites, our ability to properly monetize website traffic and on the print circulation of our Computer Games magazine. Due to our restructuring in August 2001 (the "August 3, 2001 restructuring"), we now have only two (2) sales people and will have tremendous difficulty maintaining advertising revenues and monetizing traffic to our games properties. In addition, the editorial content on certain of the game properties is only being updated periodically, if at all, which may lead to a further decrease in the number of viewers and which could adversely effect our efforts to sell these properties. The level of traffic on our sites determines the amount of online advertising inventory we can sell and the price for which we can sell our games business. Our ability to generate online advertising revenues depends, in part, on our ability to create new advertising programs without diluting the perceived value of our existing programs. Due to the reduction in headcount, we are unable to create new advertising programs going forward. Print and online advertising have dramatically decreased since the middle of 2000, and may continue to decline, which could continue to have a material effect on the Company. Many advertisers have been experiencing financial difficulties which could materially impact our revenues and our ability to collect our receivables. For these reasons, we cannot assure you that our current advertisers will continue to purchase advertisements from our games properties.

         The development of the Internet advertising market has slowed dramatically during the last two years and if it continues to slow down, our business performance would continue to be materially adversely affected. Moreover, measurements of site visitors may not be accurate or trusted by our advertising customers. There are no uniformly accepted standards for the measurement of visitors to a web site, and there exists no single accurate measurement for any given Internet visitor metric. Indeed, different website traffic measurement firms will tend to arrive at different numbers for the same metric. For any of the foregoing reasons, we cannot assure you that advertisers will continue to purchase advertisements on our websites.

         WE MAY BE MATERIALLY ADVERSELY AFFECTED IF ELECTRONIC COMMERCE DOES NOT BECOME A VIABLE SOURCE OF SIGNIFICANT REVENUES OR PROFITS FOR THE COMPANY. IN ADDITION, OUR ELECTRONIC COMMERCE BUSINESS MAY RESULT IN SIGNIFICANT LIABILITY CLAIMS AGAINST US.

         In February 2000, we acquired Chips & Bits, Inc., a direct marketer of video games and related products over the Internet. However, we have limited experience in the sale of products online as compared to many of our competitors and the development of relationships with manufacturers and suppliers of these products. In addition, the closing of our community site and our small business web-hosting site may adversely affect our electronic commerce due to the loss of traffic referred by those sites to the Chips & Bits web site. We also face many uncertainties, which may affect our ability to generate electronic commerce revenues and profits, including:

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

         REVENUE IN PRIOR PERIODS IS NOT INDICATIVE OF FUTURE REVENUE.

         Although we achieved significant total revenue growth during 1999 and 2000, our revenue substantially decreased in 2001, 2002, and again in 2003, due to the softness in the advertising market, which is expected to continue; our cost-reduction and restructuring initiatives, which have resulted in a dramatic reduction in our advertising sales force; increased competition among games-focused websites; the closing of our community website and our web-hosting property; and the sale of many of our games properties.

         In addition, we have chosen to enter into a new line of business, the VoIP telephony services market. The Internet telephony services industry is highly competitive and our senior management has no experience operating in this industry. We cannot accurately predict whether our planned VoIP business model will be successful or when VoIP revenues will be significant in relation to our consolidated operating results.

         OUR QUARTERLY OPERATING RESULTS FLUCTUATE AND VARY BY SEASON.

         Due to our significant change in operations, including the entry into a new line of business, our historical quarterly operating results are not reflective of future results. As a consequence, the trading price of our Common Stock would almost certainly be materially and adversely affected. The factors that will cause our quarterly operating results to fluctuate in the future include:

         o        acquisitions of new businesses or sales of our assets;
         o        declines in the number of sales or technical employees;
         o        the level of traffic on our web sites;
         o the overall demand for Internet telephony services, Internet advertising and electronic commerce;
         o the addition or loss of VoIP customers, advertisers on our games properties and electronic commerce partners on our web sites;
         o        overall usage and acceptance of the Internet;
         o seasonal trends in advertising and electronic commerce sales and member usage;
         o        other costs relating to the maintenance of our operations;
         o        the restructuring of our business;
         o failure to generate significant revenues and profit margins from new products and services;
         o        financial   performance  of  other   Internet   companies  who
                  advertise on our site; and
         o competition from others providing services similar to those of ours.

         OUR LIMITED OPERATING HISTORY MAKES FINANCIAL FORECASTING DIFFICULT.

         We have a limited operating history for you to use in evaluating our prospects and us. Our prospects should be considered in light of the risks encountered by companies operating in new and rapidly evolving markets like ours. We may not successfully address these risks. For example, we may not be able to:

         o        maintain levels of user traffic on our e-commerce web sites;
         o        maintain  or  increase   the   percentage   of  our   off-line
                  advertising inventory sold;
         o maintain or increase both CPM levels and sponsorship revenues for our games magazine;
         o        adapt  to  meet   changes  in  our  markets  and   competitive
                  developments;
         o        develop or acquire content for our services; and

         o        identify, attract, retain and motivate qualified personnel.

         Moreover, we acquired DPT on May 23, 2003, as a result of our decision to enter the VoIP services business. DPT began its operations in October 2002, and its limited operating history, as well as our inexperience in the Internet telephony business will make financial forecasting even more difficult.

         OUR MANAGEMENT TEAM IS INEXPERIENCED IN THE MANAGEMENT OF A PUBLIC COMPANY AND IS SMALL FOR AN OPERATING COMPANY.

         Our senior management team is few in number, and other than our Chairman and President, have not had any previous experience managing a public company. Only our Chairman has had experience managing a large operating company. Accordingly, we cannot assure you that:

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

         WE DEPEND ON HIGHLY QUALIFIED TECHNICAL AND MANAGERIAL PERSONNEL.

         Our future success also depends on our continuing ability to attract, retain and motivate highly qualified technical expertise and managerial personnel necessary to operate our businesses. We may need to give retention bonuses and stock incentives to certain employees to keep them, which can be costly to the Company. We may be unable to attract, assimilate or retain highly qualified technical and managerial personnel in the future. Wages for managerial and technical employees are increasing and are expected to continue to increase in the future. We have from time to time in the past experienced, and could continue to experience in the future if we need to hire any additional personnel, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In addition, we may have difficulty attracting qualified employees due to the Company's restructuring, financial position and scaling down of operations. Also, we may have difficulty attracting qualified employees to work in the geographically remote location in Vermont of Chips & Bits, Inc. and Strategy Plus, Inc. If we were unable to attract and retain the technical and managerial personnel necessary to support and grow our businesses, our businesses would likely be materially and adversely affected.

         OUR OFFICERS, INCLUDING OUR CHAIRMAN AND CHIEF EXECUTIVE OFFICER AND PRESIDENT HAVE OTHER INTERESTS AND TIME COMMITMENTS; WE HAVE CONFLICTS OF INTEREST WITH SOME OF OUR DIRECTORS; WE HAVE FURTHER REDUCED OUR BOARD OF DIRECTORS. ALL OF OUR DIRECTORS ARE EMPLOYEES OR STOCKHOLDERS OF THE COMPANY OR AFFILIATES OF OUR LARGEST STOCKHOLDER.

         Because our Chairman and Chief Executive Officer, Mr. Michael Egan, is an officer or director of other companies, we have to compete for his time. Mr. Egan became our Chief Executive Officer effective June 1,
         2002. Mr. Egan is also the controlling investor of Dancing Bear Investments, Inc., an entity controlled by Mr. Egan, which is our largest stockholder. Mr. Egan has not committed to devote any specific percentage of his business time with us. Accordingly, we compete with Dancing Bear Investments, Inc. and Mr. Egan's other related entities for his time. Mr. Egan is also Chairman of ANC Rental Corporation, a spin off of the car rental business of AutoNation, Inc.

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

         Due to the relationships with his related entities, Mr. Egan will have an inherent conflict of interest in making any decision related to transactions between the related entities and us. We intend to review related party transactions in the future on a case-by-case basis.

         WE RELY ON A THIRD PARTY OUTSOURCED HOSTING FACILITIES OVER WHICH WE HAVE LIMITED CONTROL.

         Our principal servers are located in New York and New Jersey at third party outsourced hosting facilities. Our operations depend on the ability to protect our systems against damage from unexpected events, including fire, power loss, water damage, telecommunications failures and vandalism. Any disruption in our Internet access due to the transition or otherwise could have a material adverse effect on us. In addition, computer viruses, electronic break-ins or other similar disruptive problems could also materially adversely affect our businesses. Our reputation, theglobe.com brand and the brands of our VoIP services business and game properties could be materially and adversely affected by any problems experienced by our sites. We may not have insurance to adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. We do not presently have any secondary off-site systems or a formal disaster recovery plan.

         HACKERS MAY ATTEMPT TO PENETRATE OUR SECURITY SYSTEM; ONLINE SECURITY BREACHES COULD HARM OUR BUSINESS.

         Consumer and supplier confidence in our businesses depends on maintaining relevant security features. Substantial or ongoing security breaches on our systems or other Internet-based systems could significantly harm our business. We incur substantial expenses protecting against and remedying security breaches. Security breaches also could damage our reputation and expose us to a risk of loss or litigation. Experienced programmers or "hackers" have successfully penetrated our systems and we expect that these attempts will continue to occur from time to time. Because a hacker who is able to penetrate our network security could misappropriate proprietary information or cause interruptions in our products and services, we may have to expend significant capital and resources to protect against or to alleviate problems caused by these hackers. Additionally, we may not have a timely remedy against a hacker who is able to penetrate our network security. Such security breaches could materially adversely affect our company. In addition, the transmission of computer viruses resulting from hackers or otherwise could expose us to significant liability. Our insurance may not be adequate to reimburse us for losses caused by security breaches. We also face risks associated with security breaches affecting third parties with whom we have relationships.

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

         Many of our existing and potential competitors and traditional media companies, have the following advantages:

         o longer operating histories in the Internet market, - greater name recognition;

         o        larger customer bases;

         o        significantly  greater  financial,   technical  and  marketing
                  resources; and,

         o        not seeking to sell their businesses.

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

         WE ARE INVOLVED IN SECURITIES CLASS ACTION LITIGATION.

         We are a party to the securities class action  litigation  described in
         Note 3 to the Condensed Consolidated Financial Statements - "Litigation". The defense of the litigation may increase our expenses and will occupy management's attention and resources, and an adverse outcome in this litigation could materially adversely affect us.

         VARIOUS STOCKHOLDERS, INDIVIDUALLY OR IN THE AGGREGATE, CONTROL US.

         Including all warrants, preferred stock, convertible notes, vested options, and all options vesting within 60 days of August 6, 2003, Michael S. Egan, our Chairman and Chief Executive Officer, beneficially owns or controls, directly or indirectly, approximately 61,968,711 shares of our Common Stock, which in the aggregate represents approximately 60.2% of the outstanding shares of our Common Stock (treating as outstanding for this purpose the shares of Common Stock issuable upon exercise or conversion of the preferred stock, warrants and options owned by Mr. Egan or his affiliates). Accordingly, Mr. Egan would likely be able to exercise significant influence over, if not control, any stockholder vote.

         OUR STOCK PRICE IS VOLATILE.

         The trading price of our Common Stock has been volatile and may continue to be volatile in response to various factors, including:

         o entrance into new lines of business, including acquisitions of businesses;

         o        quarterly variations in our operating results;

         o        competitive announcements;

         o        sales of any of our remaining games properties;

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

         DELISTING OF OUR COMMON STOCK MAKES IT MORE DIFFICULT FOR INVESTORS TO SELL SHARES. THIS MAY POTENTIALLY LEAD TO FUTURE MARKET DECLINES.

         The shares of our Common Stock were delisted from the NASDAQ national market in April 2001 and are now traded in the over-the-counter market on what is commonly referred to as the electronic bulletin board or "OTCBB". As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of the securities. The trading volume of our shares has dramatically declined since the delisting. In addition, we are now subject to a Rule promulgated by the Securities and Exchange Commission that, if we fail to meet criteria set forth in such Rule, various practice requirements are imposed on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, the Rule may have a materially adverse effect on the ability of broker-dealers to sell the securities, which may materially affect the ability of shareholders to sell the securities in the secondary market.

         The delisting has made trading our shares more difficult for investors, potentially leading to further declines in share price and making it less likely our stock price will increase. It has also made it more difficult for us to raise additional capital. We may also incur additional costs under state blue-sky laws if we sell equity due to our delisting.

         THE SALE OF SHARES ELIGIBLE FOR FUTURE SALE IN THE OPEN MARKET COULD KEEP OUR STOCK PRICE FROM IMPROVING.

         Sales of significant amounts of Common Stock in the public market in the future, the perception that sales will occur or the registration of such shares could materially and adversely affect the ability of the market price of the Common Stock to increase even if our business prospects were to improve. Also, we may issue additional shares of our common stock or other equity instruments which may be convertible into common stock at some future date, which could further adversely affect our stock price.

         As of June 30, 2003, there were outstanding options to purchase approximately 8,220,000 shares of Common Stock, which become eligible for sale in the public market from time to time depending on vesting and the expiration of lock-up agreements. The issuance of these securities is registered under the Securities Act and consequently will be freely tradeable. In addition, as of August 6, 2003, there are outstanding warrants to purchase up to approximately 19,800,000 shares of our Common Stock upon exercise, together with an additional 3,175,000 shares issuable upon exercise of warrants subject to earnout arrangements. Additionally, as of August 6, 2003, the outstanding shares of our Series F Preferred Stock and the $1,750,000 Convertible Notes are convertible into approximately 16,667,000 shares and 19,444,000 shares of our Common Stock, respectively. Substantially all of our stockholders holding restricted securities, including shares issuable upon the exercise of warrants to purchase our Common Stock, are entitled to registration rights under various conditions.

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

         Certain Delaware laws could have the effect of delaying, deterring or preventing a change in control of our company. One of these laws prohibits us from engaging in a business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder, unless various conditions are met. In addition, provisions of our charter and by-laws, and the significant amount of Common Stock held by our current and former executive officers, directors and affiliates, could together have the effect of discouraging potential takeover attempts or making it more difficult for stockholders to change management.

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

         Due to the significant and prolonged decline in the Internet advertising sector, the Company elected to close its community web site at "www.theglobe.com" and its small business web-hosting property at "www.webjump.com" in August 2001. The Company has already sold substantially all the assets of (i) Kaleidoscope Networks Limited, the English subsidiary of Attitude Network Ltd. that operated GamesDomain.com and GamesDomain.co.uk, (ii) KidsDomain.com and KidsDomain.co.uk, and (iii) HappyPuppy.com and HappyPuppy.co.uk. In addition, the Company sold the URL of webjump.com. The Company is seeking buyers for its remaining games properties, Chips & Bits, Inc., an electronic commerce retailer that focuses primarily on game enthusiasts' and Strategy Plus, Inc., a media property that publishes a monthly games magazine and a game enthusiast web site. The Company may be unable to sell its remaining games properties quickly, if at all, which would result in continued depletion of its cash position since the games business currently operates at a cash loss. The games properties may also lose some of their value while we try to sell them as we do not have full corporate staff to support these businesses. In addition, the "theglobe.com" brand continues to lose significant value since the website "www.theglobe.com" was taken offline August 15, 2001. The closing of our community site and our small business web-hosting site has also adversely affected our electronic commerce due to the inability of those web sites after their closure to refer traffic to the Chips & Bits web site. We cannot assure you that we will be able to sell all or any of the remaining games business quickly, if at all, or at any significant price, or that there will be any return to our equity holders. In addition, the Company currently has a significant net operating loss carry forward that may help to offset Federal income taxes in the future, should the Company achieve profitability. The rules governing use of the net operating loss carry forward asset are complex and depend on a variety of factors, including maintaining some continuity of existing business lines. There is no guarantee that we will be able to maintain use of the net operating loss carry forward if we choose to sell our games properties or enter different business lines in the future.

         WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN.

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

         On July 2, 2003, we completed a private offering of a newly created series of preferred stock known as the "Series G Automatically
         Converting Preferred Stock" for an aggregate purchase price of approximately $8.7 million. The proceeds from the private placement will be used primarily for our planned VoIP business, including the deployment of networks, website development, marketing and limited capital infrastructure expenditures. Proceeds may also be used in connection with working capital requirements of the Company's other existing businesses or for future acquisitions or businesses. Cash flow generated from our new and existing operations may be insufficient to cover our operating expenses, working capital and capital expenditure requirements. We cannot assure you that additional financing from any unaffiliated third party will be available on terms acceptable to us, if at all. Additionally, any financing that could be obtained would probably dilute existing shareholders significantly.

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

         Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14 as of June 27, 2003, a date within 90 days prior to the filing date of this quarterly report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC.

         In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our most recent evaluation. We cannot assure you, however, that our system of disclosure controls and procedures will always achieve its stated goals under all future conditions, no matter how remote.

                             PART II - OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS

         See note 3 of the Financial Statements included in this Report - "Litigation"

         ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a) Sales of Unregistered Securities

         On May 28, 2003, theglobe.com ("theglobe" or the "Company") acquired Direct Partner Telecom, Inc., a Florida corporation, a company engaged in Voice over the Internet (or "VoIP") telephony services internationally. The Company acquired Direct Partner Telecom in exchange for 1.375 million shares of Common Stock of theglobe.com and the issuance of warrants to acquire 500,000 shares of theglobe's Common Stock at a strike price of $0.72 per share. The warrants are exerciseable any time before May 23, 2013. In addition, the former shareholders of Direct Partner Telecom may earn additional warrants to acquire up to 2.75 million shares of theglobe's Common Stock at a strike price of $0.72 if Direct Partner Telecom achieves certain revenue and earnings targets over approximately a three year period. These warrants will also accelerate and be deemed earned in the event of a "change of control" (as defined in the acquisition documents) of the Company. The five former shareholders of Direct Partner Telecom are entitled to one demand registration right in connection with the 1.375 million shares of common stock issued at closing and the shares of common stock issuable upon exercise of the warrants. The issuance of the foregoing securities was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act.

         On May 22, 2003, E&C Capital Partners, LLLP ("E&C Partners"), a company which is owned by Michael S. Egan, our Chairman and Chief Executive Officer, and in which Edward Cespedes, our President owns a minority interest, together with certain trusts, of which Mr. Egan is the trustee (the "Trusts"), entered into a Note Purchase Agreement with the Company pursuant to which they acquired convertible promissory notes (the "Convertible Notes") in the aggregate principal amount of $1,750,000. The Convertible Notes are convertible at anytime into shares of the Company's common stock at a blended rate of $.09 per share (the Convertible Note held by E&C Partners converts at approximately $.0794 per share and the Convertible Notes held by the Trusts convert at $.10 per share). Assuming the conversion of all of the Convertible Notes, and without regard to the potential anti-dilutive adjustments described below, approximately 19,445,000 shares of common stock would be issued. The Convertible Notes have a one year maturity date, which may be extended at the option of the holder of the Note for periods aggregating two years, and are secured by a pledge of substantially all of the assets of the Company and its subsidiaries. The Convertible Notes bear interest at the rate of ten
         (10) percent per annum, payable semi-annually. At the election of the holder of the Convertible Notes, interest may be payable in shares of the Company's common stock.

         In addition, E&C Partners was issued a warrant to acquire 3,888,889 shares of theglobe.com common stock at an exercise price of $.15 per share (the "Warrant" and together with the Convertible Notes, the "Convertible Note Investment"). The Warrant is exercisable at any time on or before May 22, 2013. E&C Partners and the Trusts are entitled to certain demand and piggy-back registration rights in connection with their investment. The conversion price of the Convertible Note and the exercise price of the Warrant (together with the number of shares for which such Warrant is exerciseable) is subject to adjustment upon the occurrence of certain events, including downward adjustment on a weighted-average basis in the event the Company should issue securities in the future at a purchase price below the respective conversion price and exercise price of the Convertible Notes and Warrants. This issuance was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act.

         (b) Use of Proceeds from Sales of Registered Securities.

         None

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None.

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

        ITEM 5.   OTHER INFORMATION.

        The Company held its 2003 Annual Meeting of Shareholders on July 24, 2003. At the Annual Meeting, Edward A. Cespedes, Michael S. Egan and Robin Segaul-Lebowitz, were reelected as Directors. All directors serve for a term of one year or until their successors are duly elected and qualified. Shareholders also voted to approve an amendment to the certificate of incorporation of the Company to increase the total authorized shares of common stock from 100,000,000 shares to 200,000,000 shares.

        The tabulation of the vote for the foregoing matters is set forth below:

        A.        Election of Directors

                                                  FOR                   AGAINST                 WITHHELD*
                                                  ---                   -------                 ---------
         1.       Edward A. Cespedes........      40,537,221            --                      240,198

         2.       Michael S. Egan...........      40,536,221            --                      241,198

         3.       Robin Segaul-Lebowitz.....      40,537,221            --                      240,198

         B. Proposal to Increase Authorized Shares

                                                  FOR                   AGAINST                 WITHHELD*

                                                  40,328,405            421,717                 27,297


-----------------
        * includes broker non-votes and abstentions


        On July 2, 2003, theglobe.com, inc. completed a private offering of a newly created series of preferred stock known as the "Series G Automatically Converting Preferred Stock" for an aggregate purchase price of approximately $8.7 million. In accordance with the terms of such Preferred stock, the Series G Preferred shares converted into common stock at $.50 per share (or an aggregate of approximately 17.4 million shares) upon the filing of an amendment to the Company's certificate of incorporation to increase its authorized shares of Common Stock from 100,000,000 shares to 200,000,000 shares. Such an amendment was filed on July 29, 2003. Investors also received warrants to acquire approximately 3.5 million shares of common stock. The warrants are exercisable for a period of 5 years at an exercise price of $1.39 per common share. The purpose of the Private Offering was to raise funds for use primarily in the Company's planned voiceglo business, including the deployment of networks, website development, marketing, and limited capital infrastructure expenditures and working capital. Proceeds may also be used in connection with theglobe's other existing or future business operations. Pursuant to the terms of the Private Offering the Company is contractually obligated, subject to certain limitations, to register the securities upon demand anytime commencing one year after the sale of the securities.

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits


                  4.1 Form of Warrant dated May 22, 2003 to acquire an aggregate of 3,888,889 shares of theglobe.com Common Stock. (1)

                  4.2      Form of Convertible Promissory Note (1)

                  4.3 Form of Warrant dated May 28, 2003 to acquire an aggregate of 500,000 shares of theglobe.com Common Stock. (1)

                  4.4 Certificate Relating to the Designation, Preferences and Rights of Series G Preferred Stock. (2)

                  4.5 Form of Warrant dated July 2, 2003 to acquire securities of theglobe.com, inc. (2)

                  10.1 Note Purchase Agreement dated May 22, 2003 between thegloble.com, inc. and E&C Capital Partners, LLLP, and certain other investors named therein. (1)

                  10.2 Agreement and Plan of Merger dated May 23, 2003 between theglobe.com, DPT Acquisition, Inc., Direct Partner Telecom, Inc., and the shareholders thereof.
                           (1)

                  10.3 Employment Agreement dated May 28, 2003 between theglobe.com and James Magruder.(1)

                  10.4     Form  of  Subscription   Agreement  relating  to  the
                           purchase of Units of securities of thegloble.com, inc. (2)

                  31.1 Certification of the Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

                  31.2 Certification of the Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

                  32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
                           Section 906 of The Sarbanes-Oxley Act of 2002.

                  32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
                           Section 906 of The Sarbanes-Oxley Act of 2002.

         ---------------------------------



         (1) Incorporated by reference to our Form 8-K filed June 6, 2003, relating to events dated May 22, 2003 and May 28, 2003.

         (2) Incorporated by reference to our Form 8-K filed July 11, 2003, relating to an Item 5 event dated July 2, 2003.

         (b) Reports on Form 8-K.

         Form 8-K related to an event dated May 22, 2003, relating to an Item 2 disclosure of the acquisition of Direct Partner Telecom, Inc. and an
         Item 5 disclosure of a Note Purchase Agreement and issuance of a warrant to acquire common stock.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned thereto duly authorized.



                                   theglobe.com, inc.



                                   /s/ Michael S. Egan
                                   -----------------------------------------
                                   Michael S. Egan
                                   Chief Executive Officer (Principal Executive
                                   Officer)

August  14, 2003

                                  EXHIBIT INDEX

         4.1 Form of Warrant dated May 22, 2003 to acquire an aggregate of 3,888,889 shares of theglobe.com Common Stock. (1)

         4.2      Form of Convertible Promissory Note (1)

         4.3 Form of Warrant dated May 28, 2003 to acquire an aggregate of 500,000 shares of theglobe.com Common Stock. (1)

         4.4 Certificate Relating to the Designation, Preferences and Rights of Series G Preferred Stock. (2)

         4.5 Form of Warrant dated July 2, 2003 to acquire securities of theglobe.com, inc. (2)

         10.1     Note   Purchase   Agreement   dated  May  22,   2003   between
                  thegloble.com, inc. and E&C Capital Partners, LLLP, and certain other investors named therein. (1)

         10.2 Agreement and Plan of Merger dated May 23, 2003 between theglobe.com, DPT Acquisition, Inc., Direct Partner Telecom, Inc., and the shareholders thereof. (1)

         10.3 Employment Agreement dated May 28, 2003 between theglobe.com and James Magruder.(1)

         10.4 Form of Subscription Agreement relating to the purchase of Units of securities of thegloble.com, inc. (2)

         31.1     Certification  of the  Chief  Executive  Officer  pursuant  to
                  Section 302 of The Sarbanes-Oxley Act of 2002.

         31.2     Certification  of the  Chief  Financial  Officer  pursuant  to
                  Section 302 of The Sarbanes-Oxley Act of 2002.

         32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

         32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

---------------------------------

(1) Incorporated by reference to our Form 8-K filed June 6, 2003, relating to events dated May 22, 2003 and May 28, 2003.

(2) Incorporated by reference to our Form 8-K filed July 11, 2003, relating to an Item 5 event dated July 2, 2003.