Form 10-K/A
period 2002-12-31
THEGLOBE COM INC
filed 2003-09-23
CIK 1066684

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A-1

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002 COMMISSION FILE NO.: 0-25053

                               THEGLOBE.COM, INC.

             (Exact name of registrant as specified in its charter)

                DELAWARE                                   14-1782422
----------------------------------------------    -----------------------------
     (State or other jurisdiction of                     (IRS Employer
     incorporation or organization)                  Identification Number)

   110 East Broward Blvd., Suite 1400
           Fort Lauderdale, FL                               33301
----------------------------------------------    -----------------------------
(Address of principal executive offices)                   (Zip Code)

                                 (954) 769-5900
     ----------------------------------------------------------------------
              (Registrant's Telephone Number, including area code)


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

----------------------
*Includes voting stock held by third parties, which may be deemed to be beneficially owned by affiliates, but for which such affiliates have disclaimed beneficial ownership.

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

PRELIMINARY NOTE: This Annual Report of Form 10-K/A-1 amends Part IV, Item 15 of the previously filed Annual Report on Form 10-K by providing an additional
Exhibit 23.2 to such Report.


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

(3) EXHIBITS

Exhibit No.               Description
-----------       --------------------------------------------------------------

2.1 Agreement and Plan of Merger dated as of February 1, 1999 by and among theglobe.com, inc., Nirvana Acquisition Corp., Factorymall.com, inc. d/b/a Azazz, and certain selling stockholders thereof (18)

2.2 Agreement and Plan of Merger dated as of April 5, 1999 by and among theglobe.com, inc., Bucky Acquisition Corp., Attitude Network, Ltd. and certain shareholders thereof (19)

2.3 Agreement and Plan of Merger dated as of January 13, 2000 by and among theglobe.com, inc., Chips & Bits, Inc., Strategy Plus, CB Acquisition Corp., SP Acquisition Corp., Yale Brozen and Tina Brozen(11)

3.1               Form  of  Fourth   Amended   and   Restated   Certificate   of
                  Incorporation of the Company(3)

3.2               Form of By-Laws of the Company(2)

3.3 Certificate relating to Previously Outstanding Series of Preferred Stock and Relating to the Designation, Preferences and Rights of Series F Preferred Stock.*

4.1 Second Amended and Restated Investor Rights Agreement among the Company and certain equity holders of the Company, dated as of August 13, 1997(2).

4.2 Amendment No.1 to Second Amended and Restated Investor Rights Agreement among the Company and certain equity holders of the Company, dated as of August 31, 1998(2).

4.3 Amendment No.2 to Second Amended and Restated Investor Rights Agreement among the Company and certain equity holders of the Company, dated April 9, 1999(8).

4.4 Form of Amendment No.3 to the Second Amended and Restated Investor Rights Agreement among the Company and certain equity holders of the Company(9).

4.5               Registration  Rights  Agreement,  dated  as  of  September  1,
                  1998(6).

4.6               Amendment No.1 to Registration  Rights Agreement,  dated as of
                  April 9, 1999(8).

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

4.12              Registration  Rights  Agreement  among the Company and certain
                  shareholders   of  the  Company,   dated  April  9,  1999,  in
                  connection with the acquisition of Attitude Network, Ltd(8).

4.13 Registration Rights Agreement among the Company and certain shareholders of the Company, dated November 30, 1999, in connection with the acquisition of Webjump.com from Infonent.com, Inc.(12).

4.14 Registration Rights Agreement among the Company and certain shareholders of the Company, dated February 24, 1999, in connection with the acquisition of Chips & Bits, Inc. and Strategy Plus, Inc.(12).

4.15 Form of Warrant dated November 12, 2002 to acquire shares of Common Stock.(17).

4.16 Form of Warrant dated March 28, 2003 to acquire shares of Common Stock.*

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

10.1 Employment Agreement dated June 6, 2000, by and between the Company and Todd V. Krizelman(10), (14).

10.2 Employment Agreement dated June 6, 2000, by and between the Company and Stephan J. Paternot(10), (14).

10.3 Employment Agreement dated July 14, 2000, by and between the Company and Charles Peck(10), (14).

10.4 Form of Indemnification Agreement between the Company and each of its Directors and Executive Officers(1).

10.5 Lease Agreement dated January 12, 1999 between the Company and Broadpine Realty Holding Company, Inc.(6).

10.6              2000 Broad Based Stock Option Plan(13).

10.7              1998 Stock Option Plan, as amended(8).

10.8              1995 Stock Option Plan(1).

10.9              factorymall.com, inc. 1998 Stock Option Plan(7).

10.10             Form  of  Nonqualified   Stock  Option  Agreement  with  James
                  McGoodwin, Kevin McKeown and Mark Tucker(7).

10.11             Attitude Network, Ltd. Stock Option Plan(10).

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

10.17 Preferred Stock Purchase Agreement dated March 28, 2003 between theglobe.com, inc. and E&C Capital Partners, LLLP.*

16. Letter dated August 13, 2002 from KPMG LLP relating to change of independent certified accountants(16).

23.1              Consent of KPMG LLP.*

23.2              Consent of Rachlin Cohen & Holtz LLP.**

99.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

--------------

1. Incorporated by reference from our registration statement on Form S-1 filed July 24, 1998 (Registration No. 333-59751).
2.   Incorporated  by  reference  as Exhibit to our Form S-1/A filed  August 20,
     1998.
3.   Incorporated by reference from our Form S-1/A filed September 15, 1998.
4.   Incorporated by reference from our Form S-1/A filed October 14, 1998.
5.   Incorporated by reference from our Form S-1/A filed November 15, 1998.
6. Incorporated by reference from our Form 10-K for the year ended December 31, 1998 filed March 30, 1999.
7. Incorporated by reference from our Registration of Form S-8 (No.333-75503), filed on April 1, 1999.
8.   Incorporated by reference from our Form S-1 filed April 13, 1999.
9.   Incorporated by reference from our Form S-1/A filed May 3, 1999.
10.  Incorporated by reference from our Form S-1/A filed May 17, 1999.
11. Incorporated by reference from our report on Form 8-K filed on March 8, 2000.
12. Incorporated by reference form our Form 10-K for the year ended December 31, 1999 filed March 30, 2000.
13. Incorporated by reference from our Form 10-Q for the quarter ended March 31, 2000 dated May 15, 2000.
14. Incorporated by reference from our Form 10-Q for the quarter ended June 30, 2002 dated August 14, 2000.
15. Incorporated by reference from our Form 10-K for the year ended December 31, 2000 filed April 2, 2001.
16.  Incorporated by reference from our Form 8-K filed August 13, 2002.
17.  Incorporated by reference from our Form 8-K filed on November 26, 2002.
18.  Incorporated by reference from our Form 8-K filed on February 16, 1999.
19.  Incorporated by reference from our Form 8-K filed on April 9, 1999.
* Previously filed with our Form 10-K for the year ended December 31, 2002, filed March 30, 2003.

**   Filed herewith.


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

Dated:  September 22, 2003                       theglobe.com, inc.


                                                 By:  /s/ Robin Segaul Lebowitz
                                                    ---------------------------
                                                      Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.               Description
-----------       --------------------------------------------------------------

2.1 Agreement and Plan of Merger dated as of February 1, 1999 by and among theglobe.com, inc., Nirvana Acquisition Corp., Factorymall.com, inc. d/b/a Azazz, and certain selling stockholders thereof (18)

2.2 Agreement and Plan of Merger dated as of April 5, 1999 by and among theglobe.com, inc., Bucky Acquisition Corp., Attitude Network, Ltd. and certain shareholders thereof (19)

2.3 Agreement and Plan of Merger dated as of January 13, 2000 by and among theglobe.com, inc., Chips & Bits, Inc., Strategy Plus, CB Acquisition Corp., SP Acquisition Corp., Yale Brozen and Tina Brozen(11)

3.1               Form  of  Fourth   Amended   and   Restated   Certificate   of
                  Incorporation of the Company(3)

3.2               Form of By-Laws of the Company(2)

3.3 Certificate relating to Previously Outstanding Series of Preferred Stock and Relating to the Designation, Preferences and Rights of Series F Preferred Stock.*

4.1 Second Amended and Restated Investor Rights Agreement among the Company and certain equity holders of the Company, dated as of August 13, 1997(2).

4.2 Amendment No.1 to Second Amended and Restated Investor Rights Agreement among the Company and certain equity holders of the Company, dated as of August 31, 1998(2).

4.3 Amendment No.2 to Second Amended and Restated Investor Rights Agreement among the Company and certain equity holders of the Company, dated April 9, 1999(8).

4.4 Form of Amendment No.3 to the Second Amended and Restated Investor Rights Agreement among the Company and certain equity holders of the Company(9).

4.5               Registration  Rights  Agreement,  dated  as  of  September  1,
                  1998(6).

4.6               Amendment No.1 to Registration  Rights Agreement,  dated as of
                  April 9, 1999(8).

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

4.12              Registration  Rights  Agreement  among the Company and certain
                  shareholders   of  the  Company,   dated  April  9,  1999,  in
                  connection with the acquisition of Attitude Network, Ltd(8).

4.13 Registration Rights Agreement among the Company and certain shareholders of the Company, dated November 30, 1999, in connection with the acquisition of Webjump.com from Infonent.com, Inc.(12).

4.14 Registration Rights Agreement among the Company and certain shareholders of the Company, dated February 24, 1999, in connection with the acquisition of Chips & Bits, Inc. and Strategy Plus, Inc.(12).

4.15 Form of Warrant dated November 12, 2002 to acquire shares of Common Stock.(17).

4.16 Form of Warrant dated March 28, 2003 to acquire shares of Common Stock.*

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

10.1 Employment Agreement dated June 6, 2000, by and between the Company and Todd V. Krizelman(10), (14).

10.2 Employment Agreement dated June 6, 2000, by and between the Company and Stephan J. Paternot(10), (14).

10.3 Employment Agreement dated July 14, 2000, by and between the Company and Charles Peck(10), (14).

10.4 Form of Indemnification Agreement between the Company and each of its Directors and Executive Officers(1).

10.5 Lease Agreement dated January 12, 1999 between the Company and Broadpine Realty Holding Company, Inc.(6).

10.6              2000 Broad Based Stock Option Plan(13).

10.7              1998 Stock Option Plan, as amended(8).

10.8              1995 Stock Option Plan(1).

10.9              factorymall.com, inc. 1998 Stock Option Plan(7).

10.10             Form  of  Nonqualified   Stock  Option  Agreement  with  James
                  McGoodwin, Kevin McKeown and Mark Tucker(7).

10.11             Attitude Network, Ltd. Stock Option Plan(10).

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

10.17 Preferred Stock Purchase Agreement dated March 28, 2003 between theglobe.com, inc. and E&C Capital Partners, LLLP.*

16. Letter dated August 13, 2002 from KPMG LLP relating to change of independent certified accountants(16).

23.1              Consent of KPMG LLP.*

23.2              Consent of Rachlin Cohen & Holtz LLP.**

99.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

--------------

1. Incorporated by reference from our registration statement on Form S-1 filed July 24, 1998 (Registration No. 333-59751).
2.   Incorporated  by  reference  as Exhibit to our Form S-1/A filed  August 20,
     1998.
3.   Incorporated by reference from our Form S-1/A filed September 15, 1998.
4.   Incorporated by reference from our Form S-1/A filed October 14, 1998.
5.   Incorporated by reference from our Form S-1/A filed November 15, 1998.
6. Incorporated by reference from our Form 10-K for the year ended December 31, 1998 filed March 30, 1999.
7. Incorporated by reference from our Registration of Form S-8 (No.333-75503), filed on April 1, 1999.
8.   Incorporated by reference from our Form S-1 filed April 13, 1999.
9.   Incorporated by reference from our Form S-1/A filed May 3, 1999.
10.  Incorporated by reference from our Form S-1/A filed May 17, 1999.
11.  Incorporated  by  reference  from our  report on Form 8-K filed on March 8,
     2000.
12. Incorporated by reference form our Form 10-K for the year ended December 31, 1999 filed March 30, 2000.
13. Incorporated by reference from our Form 10-Q for the quarter ended March 31, 2000 dated May 15, 2000.
14. Incorporated by reference from our Form 10-Q for the quarter ended June 30, 2002 dated August 14, 2000.
15. Incorporated by reference from our Form 10-K for the year ended December 31, 2000 filed April 2, 2001.
16.  Incorporated by reference from our Form 8-K filed August 13, 2002.
17.  Incorporated by reference from our Form 8-K filed on November 26, 2002.
18.  Incorporated by reference from our Form 8-K filed on February 16, 1999.
19.  Incorporated by reference from our Form 8-K filed on April 9, 1999.
* Previously filed with our Form 10-K for the year ended December 31, 2002, filed March 30, 2003.
**   Filed herewith.