Form 10QSB
period 2003-09-30
THEGLOBE COM INC
filed 2003-11-14
CIK 1066684

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM __________ TO ______________

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

Yes [X] No [ ]

The number of shares outstanding of the Registrant's Common Stock, $.001 par value (the "Common Stock"), as of October 27, 2003 was 49,369,793.

                                   FORM 10-QSB

                                      INDEX

                          PART I FINANCIAL INFORMATION

                                                                           Page
                                                                           ----

Item 1. Condensed Consolidated Financial Statements

       Condensed Consolidated Balance Sheets at September 30, 2003
       (unaudited) and December 31, 2002                                      1

       Unaudited Condensed Consolidated Statements of Operations
       for the three and nine months ended September 30, 2003 and 2002        2

       Unaudited Condensed Consolidated Statements of Cash Flows
       for the nine months ended September 30, 2003 and 2002                  3

       Notes to Unaudited Condensed Consolidated Financial Statements         4

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           13

Item 3. Controls and Procedures                                              31


                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings                                                    32

Item 2. Changes  in  Securities  and  Use  of  Proceeds                      32

Item 3. Defaults Upon Senior Securities                                      32

Item 4. Submission  of  Matters  to  a  Vote of Security Holders             32

Item 5. Other  Information                                                   32

Item 6. Exhibits and Reports on Form 8-K                                     33

        A. Exhibits
        B. Reports on Form 8-K

Signatures                                                                   34

                          PART I FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               theglobe.com, inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                            SEPTEMBER 30,        DECEMBER 31,
                                                                                2003                 2002
                                                                            -------------       -------------
                                                                             (UNAUDITED)          (NOTE 1(C))
                                ASSETS
Current assets:
     Cash and cash equivalents .......................................      $   1,277,108       $     725,422
     Marketable securities............................................          4,414,796                  --
     Accounts receivable, net ........................................            924,074           1,247,390
     Inventory, net ..................................................            493,182             363,982
     Prepaid and other current assets ................................          1,409,590             331,114
                                                                            -------------       -------------
        Total current assets .........................................          8,518,750           2,667,908

     Intangible assets ...............................................            508,086             164,960
     Goodwill ........................................................            554,315                  --
     Property and equipment, net .....................................          1,052,819             174,117
     Other assets ....................................................             76,204              40,000
                                                                            -------------       -------------

        Total assets .................................................      $  10,710,174       $   3,046,985
                                                                            =============       =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ................................................      $   1,315,329       $   1,395,929
     Accrued expenses and other current liabilities ..................            521,893             447,189
     Deferred revenue ................................................            174,199             169,519
     Current portion of long-term debt and notes payable..............          1,644,117             123,583
                                                                            -------------       -------------
        Total current liabilities ....................................          3,655,538           2,136,220

Long-term debt .......................................................            187,852              87,852
Other long-term liabilities ..........................................            141,077                  --
                                                                            -------------       -------------

        Total liabilities ............................................          3,984,467           2,224,072
                                                                            -------------       -------------

Stockholders' equity:
     Common stock ....................................................             50,019              31,082
     Preferred stock, at liquidation value ...........................            500,000                  --
     Additional paid-in capital ......................................        237,820,203         218,310,565
     Common stock, 699,281 common shares, held in treasury, at cost ..           (371,458)           (371,458)
     Accumulated other comprehensive loss.............................            (49,049)                 --
     Accumulated deficit .............................................       (231,224,008)       (217,147,276)
                                                                            -------------       -------------
        Total stockholders' equity ...................................          6,725,707             822,913
                                                                            -------------       -------------
        Total liabilities and stockholders' equity ...................      $  10,710,174       $   3,046,985
                                                                            =============       =============

See accompanying notes to unaudited condensed consolidated financial statements.

                               theglobe.com, inc.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                  THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                        SEPTEMBER 30,
                                                           -------------------------------       -------------------------------
                                                               2003               2002               2003               2002
                                                           ------------       ------------       ------------       ------------
                                                                      UNAUDITED                            UNAUDITED
                                                           -------------------------------       -------------------------------
Net revenue:
    Advertising .........................................    $    660,864       $    807,066       $  1,685,719       $  2,055,324
    Electronic commerce and other .......................         775,782          1,452,197          2,668,173          5,147,752
    Telephony services...................................         280,816                 --            477,720                 --
                                                             ------------       ------------       ------------       ------------
         Total net revenue ..............................       1,717,462          2,259,263          4,831,612          7,203,076

 Operating expenses:
    Cost of products and publications sold...............         815,916          1,184,889          2,364,616          4,352,955
    Data communications, telecom and network operations..         527,327                 --            721,569                 --
    Sales and marketing .................................         775,584            774,850          1,971,964          2,861,371
    Product development .................................         203,520            138,647            591,329            517,158
    General and administrative ..........................       1,637,014            666,685          3,102,576          2,485,978
    Depreciation.........................................          61,012             21,835            113,730             64,924
    Amortization of intangibles..........................          25,624                 --             31,874                 --
                                                             ------------       ------------       ------------       ------------
Total operating expenses ................................       4,045,997          2,786,906          8,897,658         10,282,386
                                                             ------------       ------------       ------------       ------------
Loss from operations ....................................      (2,328,535)          (527,643)        (4,066,046)        (3,079,310)
                                                             ------------       ------------       ------------       ------------
Other income (expense), net:
    Interest income (expense), net ......................        (123,160)            (1,648)        (1,634,808)             3,780
    Other income (expense), net .........................         (65,919)            37,245           (255,878)           441,266
                                                             ------------       ------------       ------------       ------------
Other income (expense), net .............................        (189,079)            35,597         (1,890,686)           445,046
                                                             ------------       ------------       ------------       ------------
Loss before income tax benefit ..........................      (2,517,614)          (492,046)        (5,956,732)        (2,634,264)
Income tax benefit ......................................              --                 --                 --               (703)
                                                             ------------       ------------       ------------       ------------
Net loss ................................................    $ (2,517,614)      $   (492,046)      $ (5,956,732)      $ (2,633,561)
                                                             ============       ============       ============       ============
Basic and diluted net loss per common share .............    $      (0.23)      $      (0.02)      $      (0.39)      $      (0.08)
                                                             ============       ============       ============       ============
Weighted average basic and diluted shares outstanding....      44,496,302         31,081,574         35,815,659         31,081,574
                                                             ============       ============       ============       ============

See accompanying notes to unaudited condensed consolidated financial statements.

                               theglobe.com, inc.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                                           -----------------------------
                                                                                              2003               2002
                                                                                           -----------       -----------
                                                                                                    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..........................................................................      $(5,956,732)      $(2,633,561)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
    Depreciation and amortization ...................................................          145,604            64,924
    Provisions for excess and obsolete inventory.....................................           49,331                --
    Non-cash interest expense .......................................................        1,620,588                --
    Reserve against amounts loaned to Internet venture ..............................          335,000                --
    Contributed officer compensation ................................................          100,000                --
    Employee stock compensation......................................................          234,500                --
    Compensation related to non-employee stock options ..............................           34,584                --
    (Gain)/loss on sale of property and equipment ...................................               --            (5,321)
    Gain on sale of Happy Puppy assets ..............................................               --          (134,500)
    Non-cash favorable settlements of liabilities ...................................          (64,207)         (297,955)
    Stock options granted in connection with termination ............................               --            13,500

    Changes in operating assets and liabilities, net of acquisition and dispositions:
    Inventory, net ..................................................................         (178,531)           93,044
    Accounts receivable, net ........................................................          477,754           461,382
    Prepaid and other current assets ................................................       (1,077,434)          786,122
    Other assets ....................................................................           40,000                --
    Accounts payable ................................................................           28,678            57,672
    Accrued expenses and other current liabilities ..................................            2,964          (318,486)
    Deferred revenue ................................................................            4,680           (65,821)
                                                                                           -----------       -----------

Net cash used in operating activities ...............................................       (4,203,221)       (1,979,000)
                                                                                           -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Sales(purchases)of marketable securities, net ...................................       (4,463,845)           50,650
    Cash acquired in acquisition of business ........................................           60,948                --
    Amounts loaned to Internet venture ..............................................         (375,000)               --
    Purchases of property and equipment .............................................         (825,889)          (17,510)
    Payment of security deposits / escrow ...........................................           (7,000)               --
    Net proceeds from sale of Happy Puppy assets ....................................               --           134,500
                                                                                           -----------       -----------

Net cash provided by (used in) investing activities .................................       (5,610,786)          167,640
                                                                                           -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowing on notes payable ......................................................        1,750,000                --
    Proceeds from issuance of preferred stock, net...................................        9,140,692                --
    Proceeds from exercise of common stock options ..................................           10,799                --
    Payments on long-term debt, notes payable and capital lease obligations .........         (535,798)           (1,530)
                                                                                           -----------       -----------

Net cash provided by (used in) financing activities .................................       10,365,693            (1,530)
                                                                                           -----------       -----------
      Net change in cash and cash equivalents .......................................          551,686        (1,812,890)
      Effect of exchange rate changes on cash and cash
        equivalents .................................................................               --             4,017
Cash and cash equivalents at beginning of period ....................................          725,422         2,563,828
                                                                                           -----------       -----------
Cash and cash equivalents at end of period ..........................................      $ 1,277,108       $   754,955
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

The Company continues to operate its Computer Games print magazine and the associated website Computer Games Online (www.cgonline.com), as well as the games distribution business of Chips & Bits, Inc. (www.chipsbits.com). Management continues to actively explore a number of strategic alternatives for the Company's online and offline games properties, including continuing to operate the properties, acquisition or development of complementary products, or selling some or all of the properties.

As of September 30, 2003, the Company's revenue sources were principally from the sale of print advertising in its games magazine; the sale of video games and related products through its games distribution business; the sale of its games magazine through newsstands and subscriptions; and the sale of Voice over the Internet Protocol ("VoIP") telephony services. The Company's primary business focus at the present time is the development and commercialization of its VoIP telephony services under the brand name "voiceglo."

During the nine months ended September 30, 2003, the Company issued debt and equity securities with common stock conversion features, for gross proceeds of $10,930,000. As further discussed in Note 5, the Company accounted for the issuance of these securities in accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," which resulted in the recognition of interest expense of $1,459,500 and non-cash preferred dividends totaling $8,120,000 at the respective dates of the securities issuance.

The Company's December 31, 2002 consolidated financial statements have been prepared assuming the Company will continue as a going concern. We received a report from our independent accountants containing an explanatory paragraph stating that we have suffered recurring losses from operations since inception that raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(b) Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries from their respective dates of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

(c) Unaudited Interim Condensed Consolidated Financial Information

The unaudited interim condensed consolidated financial statements of the Company as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002 included herein have been prepared in accordance with the instructions for Form 10-QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed consolidated financial statements.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2003 and the results of its operations for the three and nine months ended September 30, 2003 and 2002 and its cash flows for the nine months ended September 30, 2003 and 2002.

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

(e) Cash and Cash Equivalents

Cash equivalents consist of money market funds and highly liquid short-term investments with qualified financial institutions. The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents.

(f) Marketable Securities

The Company accounts for its investment in debt and equity securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." All such investments are classified as available-for-sale as of September 30, 2003. Available-for-sale securities are stated at market value, which approximates fair value, and unrealized holding gains and losses are excluded from earnings and included as a component of stockholders' equity until realized.

The following is a summary of available-for-sale securities as of September 30, 2003:

                                                            Gross Unrealized
                                             Cost              Gain/(Loss)         Fair Value
                                         ------------       ---------------       ------------
Preferred Securities...............      $ 3,375,000         $    (50,000)        $ 3,325,000
U.S. Treasury Bills................          836,977                  951             837,928
Mutual Funds.......................          251,868                   --             251,868
                                         ------------       ---------------       ------------

      Total........................      $ 4,463,845         $    (49,049)        $ 4,414,796
                                         ============       ===============       ============

During the nine months ended September 30, 2003, the Company had no gross realized gains or losses on sales of available-for-sale securities. The gross unrealized loss of $49,049 as of September 30, 2003, has been included in stockholders' equity as "Accumulated Other Comprehensive Loss" in the accompanying condensed consolidated balance sheet. The Company had no available-for-sale securities as of December 31, 2002.

(g) Comprehensive Loss

Comprehensive loss is comprised of two components: net loss and other comprehensive loss. In accordance with SFAS No. 130, other comprehensive loss in 2003 and 2002 included unrealized gains and losses on marketable securities, as well as foreign currency translation adjustments in 2002. The Company's comprehensive loss was approximately $2.6 million and $0.5 million for the three months ended September 30, 2003 and 2002, respectively and approximately $6.0 million and $2.6 million for the nine months ended September 30, 2003 and 2002, respectively. Accumulated other comprehensive loss at September 30, 2003, was $49,049. The Company had no accumulated other comprehensive loss as of December 31, 2002.

(h) Inventory

Inventories, consisting primarily of products available for sale, are recorded using the average cost method and valued at the lower of cost or market value. The Company's reserve for excess and obsolete inventory as of September 30, 2003 and December 31, 2002 was approximately $90,000 and $100,000, respectively.

(i) Revenue Recognition

The Company's revenues were derived principally from the sale of print advertisements under short-term contracts in our games information magazine Computer Games; the sale of video games and related products through our games distribution business Chips & Bits, Inc.; the sale of our games information magazine through newsstands and subscriptions; and from the sale of VoIP telephony services over the Internet.

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

VoIP telephony services revenue represents fees charged to customers for voice services and is recognized based on minutes of customer usage or as services are provided. The Company records payments received in advance for prepaid services as deferred revenue until the related services are provided.

(j) Concentration of Credit Risk

Financial instruments, which subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, marketable securities and trade accounts receivable. The Company maintains its cash and cash equivalents with various financial institutions and invests its funds among a diverse group of issuers and instruments. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. Concentration of credit risk is limited due to the Company's large number of customers.

For the three and nine months ended September 30, 2003 and 2002, there were no customers that accounted for over 10% of consolidated net revenue.

(k) Net loss per share

Basic and diluted net loss per common share were computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding for each period presented. Due to the Company's net losses, the effect of potentially dilutive securities or common stock equivalents that could be issued was excluded from the diluted net loss per common share calculation due to the anti-dilutive effect. Such potentially dilutive securities and common stock equivalents consisted of the following for the three and nine month periods ended September 30:



                                                     2003            2002
                                                  ----------      ----------
Options to purchase common stock .............     9,185,000       5,970,000
Common shares issuable upon conversion of
    Series F Preferred Stock .................    16,667,000              --
Common shares issuable upon conversion of
    Convertible Notes ........................    19,444,000              --
Common shares issuable upon conversion of
    Warrants .................................    23,227,000       4,012,000
                                                  ----------      ----------
Total ........................................    68,523,000       9,982,000
                                                  ==========      ==========

Net loss applicable to common stockholders was calculated as follows:


                                               THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                 SEPTEMBER 30,                        SEPTEMBER 30,
                                           -----------------------------       -----------------------------
                                               2003              2002              2003              2002
                                           -----------       -----------       ------------       -----------
Net loss ...............................   $ (2,517,614)     $  (492,046)      $ (5,956,732)      $(2,633,561)
Beneficial conversion features of
    preferred stock and warrants .......     (7,620,000)               --        (8,120,000)               --
                                           ------------       -----------       ------------       -----------
    Net loss applicable to common
      stockholders .....................   $(10,137,614)     $  (492,046)      $(14,076,732)      $(2,633,561)
                                           ============       ===========       ============       ===========

Refer to Note 5 for a discussion of the dividends attributable to the beneficial conversion features of the Series F Preferred Stock of $500,000 and the Series G Automatically Converting Preferred Stock and associated warrants of $7,620,000.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instrument consists of obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective from the start of the first interim period beginning after June 15, 2003. The Company believes that the adoption of this standard will not have a material impact on the Company's results of operations or financial position.

(2) STOCK OPTIONS

On May 31, 2000, the Company offered to substantially all of its employees, excluding executive officers and the Board of Directors, the right to amend certain outstanding stock options and receive new options with an exercise price equal to the then current fair market value of the stock. Options to purchase a total of approximately 1.1 million shares, approximately 20% of outstanding options on that date, were amended and approximately 856,000 new options were granted at an exercise price of $1.594 per share, which was based on the closing price of the Company's common stock on May 31, 2000. The new options vest at the same rate that they would have vested under previous option plans. The Company is accounting for these re-priced stock options using variable accounting in accordance with FIN No. 44. In addition, as a result of options, which were granted within six months of the cancellations, an additional 244,000 options also require variable accounting in accordance with FIN No. 44. For the three and nine months ended September 30, 2003, approximately $42,000 of compensation expense was recorded in connection with the re-priced stock options. Depending upon movements in the market value of the Company's common stock, this accounting treatment may result in additional non-cash compensation charges in future periods.

A total of 3,417,450 stock options were granted during the nine months ended September 30, 2003, including grants of 131,000 stock options to non-employees. Compensation expense of approximately $35,000 was recognized during the nine months ended September 30, 2003 with respect to non-employee stock options. Approximately $193,000 of compensation expense related to an employee option grant with a below-market exercise price was recorded during the nine months ended September 30, 2003. A total of 202,500 stock options were exercised and 1,500 stock options were cancelled during the nine months ended September 30, 2003.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003: no dividend yield; an expected life of five years; 160% expected volatility and 3.00% risk free interest rate.

In accordance with SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based awards granted to employees. Had the Company determined compensation cost based on the fair value at the grant date for all of its employee stock options issued under SFAS No. 123, the Company's net loss for the three and nine months ended September 30, 2003 and 2002 would have increased to the pro forma amounts below.


                                              Three Months         Nine Months
                                              -------------       -------------
Period ended September 30, 2003, Net loss:
   As reported .........................      $  (2,517,614)      $  (5,956,732)
   Pro forma ...........................         (2,650,000)         (7,137,000)

Basic and diluted loss per common share:
   As reported .........................      $       (0.23)      $       (0.39)
   Pro forma ...........................              (0.23)              (0.43)

Period ended September 30, 2002, Net loss:
   As reported .........................      $    (492,046)      $  (2,633,561)
   Pro forma ...........................           (589,000)         (2,731,000)

Basic and diluted loss per common share:
   As reported .........................      $       (0.02)      $       (0.08)
   Pro forma ...........................              (0.02)              (0.08)


(3) LITIGATION

On and after August 3, 2001 and as of the date of this filing, six putative shareholder class action lawsuits were filed against the Company, certain of its current and former officers and directors, and several investment banks that were the underwriters of the Company's November 23, 1998 initial public offering and its May 19, 1999 secondary offering. The lawsuits were filed in the United States District Court for the Southern District of New York. The complaints against the Company have been consolidated into a single action and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002.

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

The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On July 15, 2002, the Company moved to dismiss all claims against it and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based on stipulations of dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company. The Company has approved a Memorandum of Understanding ("MOU") and related agreements which set forth the terms of a settlement between the Company and the plaintiff class. It is anticipated that any potential financial obligations of the Company to plaintiffs due pursuant to the terms of the MOU and related agreements will be covered by existing insurance. Therefore, the Company does not expect that the settlement will involve any payment by the Company. The MOU and related agreements are subject to a number of contingencies, including the negotiation of a settlement agreement and approval by the Court. We cannot opine as to whether or when a settlement will occur or be finalized and, consequently, are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period.

On  July  3,  2003,  an  action  was  commenced  against  one of  the  Company's subsidiaries, Direct Partner Telecom, Inc. ("DPT"). Global Communications Consulting Corp. v. Michelle Nelson, Jason White, VLAN, Inc., Geoffrey Amend, James Magruder, Direct Partner Telecom, Inc., et al. was filed in the Superior Court of New Jersey, Monmouth County, and removed to the United States District Court for the District of New Jersey on September 16, 2003. Plaintiff is the former employer of Michelle Nelson, a consultant of DPT. Plaintiff alleges that while Nelson was its employee, she provided plaintiff's confidential and proprietary trade secret information, to among others, DPT and certain employees, and diverted corporate opportunities from plaintiff to DPT and the other named defendants. Plaintiff asserts claims against Nelson including breach of fiduciary duty, breach of the duty of loyalty and tortious interference with contract. Plaintiff also asserts claims against Nelson and DPT, among others, for contractual interference, tortious interference with prospective economic advantage and misappropriation of proprietary information and trade secrets. Plaintiff seeks injunctive relief and damages in an unspecified amount, including punitive damages.

The Answer to the Complaint, with counterclaims, was served on October 20, 2003, denying plaintiff's allegations of improper and unlawful conduct in their entirety. Defendants intend to vigorously defend against these claims. Under the court rules, no discovery may be taken until after an initial scheduling conference with the court, anticipated to occur in November 2003. As this matter is in its initial stages, we are unable to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period.

The Company is currently a party to certain other legal proceedings, claims, disputes and litigation arising in the ordinary course of business, including those noted above. The Company currently believes that the ultimate outcome of these other proceedings, individually and in the aggregate, will not have a material adverse affect on the Company's financial position, results of operations or cash flows. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, the Company's business, financial condition, results of operations and cash flows could be materially and adversely affected.

(4) ACQUISITIONS AND DISPOSITION

Acquisition of Direct Partner Telecom, Inc.

On May 28, 2003, the Company completed the acquisition of Direct Partner Telecom, Inc. ("DPT"), a company engaged in VoIP telephony services, in exchange for 1,375,000 shares of the Company's common stock and the issuance of warrants to acquire 500,000 shares of the Company's common stock. The warrants are exercisable any time before May 23, 2013 at an exercise price of $0.72 per share. In addition, the former shareholders of DPT may earn additional warrants to acquire up to 2,750,000 shares of the Company's common stock at an exercise price of $0.72 per share if DPT achieves certain revenue and earnings targets over approximately the next three years. These warrants will also accelerate and be deemed earned in the event of a "change in control" of the Company, as defined in the acquisition documents. In addition, as part of the transaction, the Company agreed to repay loans totaling $600,000 to certain of the former shareholders of DPT, including $500,000 immediately after the closing of the acquisition. The Company issued promissory notes for $100,000, with a two-year maturity and interest at prime, for the balance.

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
                                                              =====

As part of the acquisition transaction, the former Chief Executive Officer of DPT agreed to an employment agreement with a one-year term which automatically renews for an additional year. The employment agreement also contains non-compete provisions during the term of the agreement and for a period of three years following termination of the agreement, as specified. The $375,000 value assigned to the non-compete agreement is being amortized on a straight-line basis over 5 years. Annual amortization expense of the non-compete agreement is estimated to be $43,750 in 2003; $75,000 in 2004 through 2007; and $31,250 in 2008. The related accumulated amortization as of September 30, 2003, was $25,000.

The following unaudited pro forma condensed consolidated results of operations for the nine months ended September 30, 2003, assumes the acquisition occurred as of October 1, 2002, the date which DPT began operations. There would be no change to the unaudited condensed consolidated results of operations of the Company for the three and nine month periods ended September 30, 2002. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined company had these events occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.



Period ended September 30, 2003,                              Nine Months
                                                              ------------
Revenue ................................................      $ 5,623,000
Net  Loss ..............................................       (6,038,000)
Basic and diluted loss per common share ................      $     (0.40)

Loan and Purchase Option Agreement

On February 25, 2003, theglobe.com entered into a Loan and Purchase Option Agreement with a development stage Internet related business venture pursuant to which it agreed to fund, in the form of a loan, at the discretion of the Company, the venture's operating expenses and obtained the option to acquire all of the outstanding capital stock of the venture in exchange for, when and if exercised, $40,000 in cash and the issuance of an aggregate of 2,000,000 unregistered restricted shares of theglobe.com's common stock (the "Option"). The Loan is secured by a lien on the assets of the venture and matures on December 12, 2003. The Option is exercisable at anytime on or before ten days after theglobe.com's receipt of notice relating to the award of a certain contract currently being pursued by the venture. In the event of the exercise of the Option, (i) the existing CEO and CFO of the venture have agreed to enter into employment agreements whereby each would agree to remain in the employ of the venture for a period of two years following the closing of the Option in exchange for base compensation plus participation in a bonus pool based upon the pre-tax income of the venture and (ii) the 2,000,000 shares of theglobe.com Common Stock issued upon such exercise will be entitled to certain "piggy-back" registration rights. If the Option is not exercised, then theglobe.com has agreed, subject to certain exceptions, to forgive repayment of $60,000 of the amount loaned. As of September 30, 2003, $375,000 has been advanced to this venture. Due to the uncertainty of collectibility of the Loan, as it is to a development stage business, the Company has set up a reserve for all of the Loan except the $40,000 attributable to the acquisition should the Company exercise the Option. The amount of the reserve, $335,000 was included in other expense in the accompanying statement of operations for the nine months ended September 30, 2003.

Acquisition of VoIP Assets

On November 14, 2002, the Company acquired certain VoIP assets from an entrepreneur. In exchange for the assets, the Company issued warrants to acquire 1,750,000 shares of its common stock and an additional 425,000 warrants as part of an earn-out arrangement upon the attainment of certain performance targets, none of which have been attained as of September 30, 2003. In conjunction with the acquisition, E&C Capital Partners, a privately held investment holding company owned by our Chairman and Chief Executive Officer, Michael S. Egan, and our President, Edward A. Cespedes, entered into a non-binding letter of intent with theglobe.com to provide new financing in the amount of $500,000 through the purchase of a new series of preferred securities. That investment closed on March 28, 2003. (See Note 5).

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

(5) OTHER EVENTS

On July 2, 2003, the Company completed a private offering of 17,360 shares of Series G Automatically Converting Preferred Stock ("Series G Preferred Stock") and warrants to acquire 3,472 shares of Series G Preferred Stock at a purchase price of $500 per share for a total of $8,680,000 in gross proceeds. Each share of Series G Preferred Stock was automatically converted into 1,000 shares of theglobe's Common Stock on July 29, 2003, the effective date of the amendment to the Company's certificate of incorporation increasing its authorized shares of Common Stock from 100,000,000 shares to 200,000,000 shares (the "Capital Amendment"). Similarly, upon the effective date of the Capital Amendment, each warrant to acquire a share of the Series G Preferred Stock was automatically converted into a warrant to acquire 1,000 shares of Common Stock. The warrants are exercisable for a period of 5 years at an initial exercise price of $1.39 per share. A total of 17,360,000 shares of Common Stock were issued pursuant to the Series G Preferred Stock private offering, while, subject to certain adjustment mechanisms, a total of 3,472,000 shares of Common Stock will be issuable upon exercise of the associated warrants.

At the time of issuance of the Series G Preferred Stock, an allocation of proceeds received was made between the preferred shares and the associated warrants. The allocation was made by determining the pro-rata share of the proceeds for each by comparing the fair value of each security issued to the total fair value. The fair value of the warrants was determined using the Black Scholes model. The fair value of the Series G Preferred Stock was determined by measuring the fair value of the common shares on an as converted basis. As a result, $1,365,000 was allocated to the warrants sold. In addition, the value of the preferential conversion was calculated by comparing the fair value of the underlying common shares based on the closing price of our common stock as reflected on the OTCBB on the date of issuance to the "effective" conversion price. This resulted in a preferential conversion discount related to the preferred shares and the associated warrants, limited to the proceeds from the sale, of $7,315,000 and $305,000, respectively, which has been recorded as a dividend to the preferred stockholders in July 2003, as the preferred shares and associated warrants were immediately convertible into common shares and warrants to acquire common shares.

On May 22,  2003,  E&C Capital  Partners  together  with certain  affiliates  of
Michael S. Egan, entered into a Note Purchase Agreement with the Company pursuant to which they acquired convertible promissory notes (the "Convertible Notes") in the aggregate principal amount of $1,750,000. The Convertible Notes are convertible at anytime into a maximum of approximately 19,444,000 shares of the Company's common stock at a blended rate of $0.09 per share. The Convertible Notes have a one year maturity date, which may be extended at the option of the holders of the Convertible Notes for periods aggregating two years, and are secured by a pledge of substantially all of the assets of the Company. The Convertible Notes bear interest at the rate of ten percent per annum, payable semi-annually. Effective October 3, 2003, the holders of the Convertible Notes waived the right to receive accrued interest payable in shares of the Company's common stock. Additionally, each of the holders of the Convertible Notes has agreed to defer receipt of interest until June 1, 2004.

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

An allocation of the proceeds received from the issuance of the Convertible Notes was made between the debt instruments and the Warrant by determining the pro-rata share of the proceeds for each by comparing the fair value of each security issued to the total fair value. The fair value of the Warrant was determined using the Black Scholes model. The fair value of the Convertible Notes was determined by measuring the fair value of the common shares on an "as-converted" basis. As a result, $290,500 was allocated to the Warrant and recorded as a discount on the debt issued and additional paid in capital. The value of the beneficial conversion feature of the Convertible Notes was calculated by comparing the fair value of the underlying common shares of the Convertible Notes on the date of issuance based on the closing price of our common stock as reflected on the OTCBB to the "effective" conversion price. This resulted in a preferential conversion discount, limited to the previously discounted value of the Convertible Notes, of $1,459,500, which was recorded as interest expense in the accompanying unaudited condensed consolidated statements of operations as the Convertible Notes were immediately convertible into common shares.

On November 14, 2002, E&C Capital Partners entered into a non-binding letter of intent with theglobe.com to provide $500,000 of new financing via the purchase of shares of a new Series F Preferred Stock of theglobe.com. On March 28, 2003, the parties signed a Preferred Stock Purchase Agreement and other related documentation pertaining to the investment and closed on the investment (the "Preferred Stock Investment"). Pursuant to the Preferred Stock Purchase
Agreement, E&C Capital Partners received 333,333 shares of Series F Preferred Stock convertible into shares of the Company's Common Stock at a price of $0.03 per share. The conversion price is subject to adjustment upon the occurrence of certain events, including downward adjustment on a weighted-average basis in the event the Company should issue securities at a purchase price below $0.03 per share. If fully converted, and without regard to the anti-dilutive adjustment mechanisms applicable to the Series F Preferred Stock, an aggregate of approximately 16,667,000 shares of Common Stock could be issued. The Series F Preferred Stock has a liquidation preference of $1.50 per share (and thereafter participates with the holders of Common Stock on an "as-converted" basis), will pay a dividend at the rate of 8% per annum and entitles the holder to vote on an "as-converted" basis with the holders of Common Stock. In addition, as part of the $500,000 investment, E&C Capital Partners received warrants to purchase approximately 3,333,000 shares of theglobe.com Common Stock at an exercise price of $0.125 per share. The warrant is exercisable at any time on or before March 28, 2013. E&C Capital Partners is entitled to certain demand registration rights in connection with its investment.

The proceeds attributable to the issuance of the Series F Preferred Stock and the related warrants were allocated to each security in the same manner as described in the discussion of the Series G Preferred Stock. As a result, $83,000 was allocated to the warrants sold. In addition, the value of the preferential conversion was calculated by comparing the fair value of the underlying common shares on the date of issuance based on the closing price of our common stock as reflected on the OTCBB to the "effective" conversion price. This resulted in a preferential conversion discount, limited to the proceeds from the sale, of $417,000. The sum of the two discounts, $500,000, has been recorded as a dividend to the preferred stockholders in March 2003, as the preferred shares were immediately convertible into common shares.

As a result of the issuance of the Series F Preferred Stock, the Series G Automatically Converting Preferred Stock, the Convertible Notes and the associated warrants at their respective conversion and exercise prices, certain anti-dilution provisions applicable to previously outstanding warrants to acquire approximately 4,103,000 shares of theglobe.com common stock were triggered. Like many types of warrants commonly issued, these outstanding warrants to acquire shares of the Company's common stock include weighted average anti-dilution provisions which result in a lowering of the exercise price, and an increase in the number of warrants to acquire shares of the Company's common stock anytime shares of common stock are issued (or options or other securities exercisable or convertible into common stock) for a price per share less than the then exercise price of the warrants. As a result of the Preferred Stock Investment and the issuance of the Series G Preferred Stock and the Convertible Notes, the exercise price was lowered from approximately $1.39 to $0.66 per share on these warrants and the number of shares issuable upon exercise was proportionally increased from approximately 4,103,000 shares to 6,836,000 shares. As of September 30, 2003, approximately 95% of such warrants were beneficially owned by Michael S. Egan.

(6) SEGMENTS AND GEOGRAPHIC INFORMATION

The Company applies the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for operating segments of a company. SFAS No. 131 requires disclosures of selected segment-related financial information about products, major customers and geographic areas. Effective with the May 2003 acquisition of DPT, the Company is now organized in two operating segments for purposes of making operating decisions and assessing performance: the computer games division and the VoIP telephony services division. The computer games division consists of the operations of the Company's Computer Games print magazine and the associated website Computer Games Online (www.cgonline.com) and the operations of Chips & Bits, Inc., its games distribution business. The VoIP telephony services division is principally involved in the sale of telecommunications services over the internet to consumers and other telecommunications service providers.

The chief operating decision maker evaluates performance, makes operating decisions and allocates resources based on financial data of each segment. Where appropriate, the Company charges specific costs to each segment where they can be identified. Certain items are maintained at the Company's corporate headquarters ("Corporate") and are not presently allocated to the segments. Corporate expenses primarily include personnel costs related to executives and certain support staff and professional fees. Corporate assets principally consist of cash, cash equivalents and marketable securities. There are no intersegment sales. The accounting policies of the segments are the same as those for the Company as a whole.

The following table presents financial information regarding the Company's different segments:

                                               THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                 SEPTEMBER 30,                        SEPTEMBER 30,
                                         -----------------------------       -----------------------------
                                             2003              2002              2003              2002
                                         -----------       -----------       -----------       -----------
REVENUE:
Computer games and other...........      $ 1,436,646      $  2,259,263      $  4,353,892      $  7,203,076
VoIP telephony services ...........          280,816                --           477,720                --
                                         -----------       -----------       -----------       -----------
                                         $ 1,717,462      $  2,259,263      $  4,831,612      $  7,203,076
                                         ===========       ===========       ===========       ===========

INCOME (LOSS) FROM OPERATIONS:
Computer games and other...........      $   100,407      $     15,974      $     (2,229)      $  (784,136)
VoIP telephony services ...........       (1,167,425)               --        (1,552,838)               --
Corporate expenses.................       (1,261,517)         (543,617)       (2,510,979)       (1,595,341)
Non-recurring charges..............               --                --                --          (699,833)
                                         -----------       -----------       -----------       -----------
   Loss from operations                   (2,328,535)         (527,643)       (4,066,046)       (3,079,310)
   Other income (expense), net              (189,079)           35,597        (1,890,686)          445,046
                                         -----------       -----------       -----------       -----------
   Consolidated loss before income
     tax benefit                         $(2,517,614)     $   (492,046)     $ (5,956,732)      $(2,634,264)
                                         ===========       ===========       ===========       ===========

DEPRECIATION AND AMORTIZATION:
Computer games and other...........      $    10,828      $     21,835      $     55,037      $     63,402
VoIP telephony services ...........           72,412                --            85,930                --
Corporate expenses.................            3,396                --             4,637             1,522
                                         -----------       -----------       -----------       -----------
                                         $    86,636      $     21,835      $    145,604      $     64,924
                                         ===========       ===========       ===========       ===========


                                         SEPTEMBER 30,     DECEMBER 31,
                                             2003              2002
                                         -----------       -----------
IDENTIFIABLE ASSETS:
Computer games and other...........      $ 1,899,858      $  2,602,831
VoIP telephony services ...........        3,516,211           164,960
Corporate assets...................        5,294,105           279,194
                                         -----------       -----------
                                         $10,710,174      $  3,046,985
                                         ===========       ===========

The Company's historical revenues have been earned primarily from customers in the United States. VoIP telephony services net revenue was primarily attributable to the sale of telephony services outside of the United States. Telephony services revenue derived from Thailand represented approximately 15% and 9% of consolidated net revenue for the three and nine months ended September 30, 2003, respectively.

(7) COMMITMENTS

As of September 30, 2003, the Company had approximately $781,000 in outstanding standby letters of credit used to support inventory purchases.

On August 1, 2003, the Company entered into employment agreements with its Chairman and Chief Executive Officer, President and Chief Financial Officer. The three agreements, which are for a period of one year and automatically extend for one day each day until either party notifies the other not to further extend the employment period, provide for annual base salaries totaling $650,000 and annual bonuses based on pre-tax operating income, as defined, for an annual minimum of $100,000 in total. The agreements also provide for severance benefits under certain circumstances, as defined, which in the case of the Chairman and Chief Executive Officer and the President, include lump-sum payments equal to ten times the sum of the executive's base salary and the highest annual bonus earned by the executive, and in the case of the Chief Financial Officer, include lump-sum payments equal to two times the sum of the executive's base salary and the highest annual bonus earned by the executive. In addition, these severance benefits also require the Company to maintain insurance benefits for a period of up to ten years, in the case of the Chairman and Chief Executive Officer and the President, and up to two years, in the case of the Chief Financial Officer, substantially equivalent to the insurance benefits existing upon termination.

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

                          OVERVIEW OR PLAN OF OPERATION

As of September 30, 2003, the Company was involved in two business segments: computer games properties and Voice over Internet Protocol ("VoIP") telephony services. The games division includes: our print publication Computer Games Magazine; our Computer Games Online website (www.cgonline.com), which is the online counterpart to Computer Games Magazine; and our Chips & Bits, Inc.
(www.chipsbits.com) games distribution company. Each of our games properties specializes in the games business by delivering games information and selling games in the United States and abroad. Management of the Company continues to actively explore a number of strategic alternatives for its online and offline games properties, including continuing to operate the properties, acquisition or development of complementary products, or selling some or all of the games properties. Our newly created VoIP telephony services division includes Direct Partner Telecom, Inc. ("DPT"), an international licensed telecommunications carrier engaged in the purchase and resale of telecommunications services over the Internet, and our new retail VoIP service offering, voiceglo. DPT was acquired on May 28, 2003, in exchange for 1,375,000 shares of the Company's common stock and the issuance of warrants to acquire 500,000 shares of the Company's common stock.

As of September 30, 2003, our revenues were derived principally from the sale of print advertisements under short-term contracts in our games information magazine Computer Games; through the sale of video games and related products through our games distribution business Chips & Bits, Inc.; through the sale of our games information magazine through newsstands and subscriptions; and from the sale or resale of VoIP telephony services.

On July 2, 2003, theglobe.com, inc. completed a private offering of a newly created series of preferred stock known as the "Series G Automatically Converting Preferred Stock" ("Series G Preferred Stock") for an aggregate purchase price of approximately $8.7 million. In accordance with the terms of such Preferred Stock, the Series G Preferred shares converted into common stock at $0.50 per share (or an aggregate of approximately 17.4 million shares) upon the filing of an amendment to the Company's certificate of incorporation to increase its authorized shares of Common Stock from 100,000,000 shares to 200,000,000 shares. Such an amendment was filed on July 29, 2003. Investors also received warrants to acquire approximately 3.5 million shares of common stock. The warrants are exercisable for a period of five years at an exercise price of $1.39 per common share. The purpose of the Private Offering was to raise funds for use primarily in the Company's planned voiceglo business, including the deployment of networks, website development, marketing, and limited capital infrastructure expenditures and working capital. Proceeds may also be used in connection with theglobe's other existing or future business operations. Pursuant to the terms of the Private Offering the Company is contractually obligated, subject to certain limitations, to register the securities upon demand anytime commencing one year after the sale of the securities.

On May 22, 2003, E&C Capital Partners, a privately held investment holding company owned by our Chairman and Chief Executive Officer, Michael S. Egan, and our President, Edward A. Cespedes, together with certain affiliates of Michael
S. Egan, entered into a Note Purchase Agreement with the Company pursuant to which they acquired convertible promissory notes (the "Convertible Notes") in the aggregate principal amount of $1,750,000. The Convertible Notes are convertible at anytime into a maximum of approximately 19,444,000 shares of the Company's common stock at a blended rate of $0.09 per share. The Convertible Notes have a one year maturity, which may be extended at the option of the holders of the Convertible Notes for periods aggregating two years, and are secured by a pledge of substantially all of the assets of the Company. The Convertible Notes bear interest at the rate of ten percent per annum, payable semi-annually. Effective October 3, 2003, the holders of the Convertible Notes waived the right to receive accrued interest payable in shares of the Company's common stock. Additionally, each of the holders of the Convertible Notes has agreed to defer receipt of interest until June 1, 2004.

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

On March 28, 2003, E&C Capital Partners signed a Preferred Stock Purchase Agreement to provide new financing in the amount of $500,000 through the purchase of a new series of preferred securities (the "Preferred Stock Investment"). Pursuant to the Preferred Stock Purchase Agreement, E&C Capital Partners received 333,333 shares of Series F Preferred Stock convertible into shares of the Company's Common Stock at a price of $0.03 per share. The conversion price is subject to adjustment upon the occurrence of certain events, including downward adjustment on a weighted-average basis in the event the Company should issue securities at a purchase price below $0.03 per share. If fully converted, and without regard to the anti-dilutive adjustment mechanisms applicable to the Series F Preferred Stock, an aggregate of approximately 16,667,000 shares of Common Stock could be issued. The Series F Preferred Stock has a liquidation preference of $1.50 per share, will pay a dividend at the rate of 8% per annum and entitles the holder to vote on an "as-converted" basis with the holders of Common Stock. In addition, as part of the $500,000 investment, E&C Capital Partners received warrants to purchase approximately 3,333,000 shares of theglobe.com Common Stock at an exercise price of $0.125 per share. The exercise price of the warrants, together with the number of shares for which the warrants are exercisable is subject to adjustment upon the occurrence of certain events. The warrants are exercisable at any time on or before March 28, 2013. E&C Capital Partners is entitled to certain demand registration rights in connection with the Convertible Note and Preferred Stock Investments.

On February 25, 2003, the Company entered into a Loan and Purchase Option Agreement with a development stage Internet related business venture pursuant to which it agreed to fund, in the form of a loan, at the discretion of the Company, the venture's operating expenses and obtained the option to acquire all of the outstanding capital stock of the venture in exchange for, when and if exercised, $40,000 in cash and the issuance of an aggregate of 2,000,000 unregistered restricted shares of theglobe.com's common stock. As of September 30, 2003, $375,000 has been advanced to this venture. Due to the uncertainty of collectibility of this investment, as it is to a development stage business, we have set up a reserve for all of the investment except the $40,000 attributable to the acquisition should we exercise our option.

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

As a result of the issuance of the Series F Preferred Stock, the Series G Automatically Converting Preferred Stock, the Convertible Notes and the associated warrants at their respective conversion and exercise prices, certain anti-dilution provisions applicable to previously outstanding warrants to acquire approximately 4,103,000 shares of theglobe.com common stock were triggered. As a result, the exercise price of the warrants was lowered from approximately $1.39 to $0.66 per share and the number of shares issuable upon exercise was proportionally increased from approximately 4,103,000 shares to 6,836,000 shares. As of September 30, 2003, approximately 95% of such warrants were beneficially owned by Michael S. Egan.

                                Our VoIP Business

During the third quarter of 2003, theglobe.com entered the telecommunications business with the limited launch of its "voiceglo" brand phone system based upon "Voice over the Internet Protocol" or "VoIP." The Company's longer term objective is to become a leading provider of feature-rich, voice communications products and services delivered over the Internet. The Company's acquisition of VoIP assets in November 2002 and its acquisition of DPT in May 2003 have enabled the Company to establish the foundation for its VoIP telephone business. At present, the Company offers various products using the "voiceglo" brand name. The products are intended to allow consumers and business enterprises to communicate using VoIP for significantly reduced pricing compared to traditional telephony networks. We offer traditional telephony features with our VoIP services, such as voicemail, caller id, call forwarding, and call waiting. Unlike traditional phone service networks, our voiceglo products allow subscribers to use their numbers remotely. In addition, we are presently developing other incremental services which are not currently supported by the public switched telephone network (such as voice to email services).

Our voiceglo service is intended to be a full-featured, full-service alternative to the public switched telephone network (PSTN) available to homes and enterprises with either broadband or dial-up (56K minimum) Internet access. Subscribers are able to use voiceglo service similar to how they would use their traditional telephone service. Calls made and received by subscribers are carried over their Internet connections and interconnect with the PSTN using voiceglo's call signaling technology. The Company has applied for patent protection for this technology, however, we cannot predict whether a patent will be issued for this technology. Subscribers are issued traditional phone numbers, or alternatively, subscribers may "port" or transfer their existing phone numbers to the voiceglo service. The Company's remote local number service allows subscribers to choose phone numbers from any area codes serviced by voiceglo, allowing customers to keep phone numbers "for life," even if they move. It will also allow them a local presence in areas where they do not reside.

The voiceglo service is designed to be easy to use and mobile. As part of entering into a monthly service contract, we offer at no-charge to subscribers a USB handset (a simple phone that plugs into a personal computer's USB port) which can only be operated using the voiceglo service. Additionally, the service can be used with a personal computer's microphone and speakers, with any wi-fi enabled device equipped with a speaker and microphone, or with traditional phones with use of an adapter developed by the Company. Our subscribers are able to log into their service from any Internet connection in the world to make calls to their local area code and receive calls made to their voiceglo phone numbers.

All calls to and between voiceglo subscribers are free because they are delivered over the Internet. Calls placed by voiceglo subscribers to the public switched telephone network in the United States and Canada are either at a competitive low per minute rate or are "free" depending upon the voiceglo product offering selected by the subscriber. International calling is also priced at competitive rates.

Our VoIP products are subject to continuing development by the Company and management continues to evaluate its business plans for these proposed services. As discussed further in the "Liquidity and Capital Resources" section below, we expect to utilize substantial capital in fully launching and expanding our VoIP operations and expect we may need to raise additional capital to fully exploit our business plans for these services and meet ongoing operational needs. In addition, there are a number of significant risks to entry into, and the conduct of business in, this market, including current and proposed governmental regulation, potential taxation of services and many of the risks detailed below under "Risk Factors."

                              RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

NET REVENUE. Net revenue totaled $1.7 million for the third quarter of 2003 as compared to $2.3 million in the same quarter of the prior year. The $0.5 million decline in total net revenue was primarily attributable to decreases in advertising, electronic commerce and other net revenue, partially offset by net revenue generated by our VoIP telephony services division.

Advertising revenue from the sale of print advertisements in our games magazine was $0.7 million, or 38%, of total net revenue for the three months ended September 30, 2003 versus $0.8 million, or 36%, of total net revenue for the three months ended September 30, 2002. Barter advertising revenue represented approximately 2% and 1% of total net revenue for the third quarter of 2003 and 2002, respectively.

Electronic commerce and other net revenue is principally comprised of sales of video games and related products through Chips & Bits, Inc. and sales of the Company's Computer Games magazine through newsstands and subscriptions. Sales through the online store accounted for $0.3 million, or 20%, of total net revenue for the third quarter of 2003 as compared to $0.7 million, or 29%, of total net revenue for the same period of 2002. The $0.4 million decrease was primarily the result of advances in and releases of console and online games, which traditionally have less sales loyalty to our online store, coupled with the continued decline in the number of major PC game releases, on which our online store relies for the majority of sales. Net revenue attributable to the sale of our games information magazine was $0.4 million, or 25%, of total net revenue for the third quarter of 2003 as compared to $0.8 million, or 35%, of total net revenue for the third quarter of 2002. The decline in net revenue from the sale of our games magazine as compared to the third quarter of 2002 was primarily the result of a decrease in the circulation base of our games magazine and a $0.2 million write-down of newsstand receivables.

Net revenue from telephony services totaled $0.3 million for the three months ended September 30, 2003. As part of the Company's strategy to enter the VoIP business, the Company acquired DPT on May 28, 2003, an international licensed telecommunications carrier engaged in the purchase and resale of telecommunications services over the Internet. Telephony services net revenue is derived principally from the charges to customers for international call completion and is dependent on the volume of minutes utilized. Revenue attributable to the launch of the Company's voiceglo products represented less than 5% of total telephony services net revenue during the third quarter of 2003. To date, the Company has focused its efforts on continuing to develop its voiceglo product line, including features which are available with traditional phone service and continuing to formulate its marketing strategy and distribution network for such products. Thus, the Company has limited its sales and marketing efforts in anticipation of a "national" launch of its voiceglo products in the fourth quarter of 2003.

COST OF PRODUCTS AND PUBLICATIONS SOLD. Cost of products and publications sold related to our games division consists primarily of Internet connection charges, personnel costs, depreciation and maintenance costs of website equipment, printing costs of our games magazine and the costs of merchandise sold and shipping fees in connection with our online store. Cost of products and publications sold by our games division totaled $0.7 million and $1.2 million in the third quarter of 2003 and 2002, respectively. Gross margin of the Company's games division approximated 48% for both the three months ended September 30, 2003 and 2002. The remaining $0.1 million of cost of products sold for the 2003 third quarter consisted primarily of customer equipment costs related to the sale of the Company's voiceglo service launched during mid-August 2003.

DATA COMMUNICATIONS, TELECOM AND NETWORK OPERATIONS. This expense category relates to the Company's entry into the VoIP business in 2003 and includes termination and circuit costs related to the Company's wholesale telephony services business marketed by DPT and the Company's retail telephony services business marketed under the voiceglo brand name. Personnel and consulting costs incurred in support of the Company's Internet telecommunications network are also included in this expense category.

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and related expenses of sales and marketing personnel, commissions, advertising and marketing costs, public relations expenses, promotional activities and barter expenses. Sales and marketing expenses were $0.8 million in both the third quarters of 2003 and 2002, respectively. A decline of $0.4 million in sales and marketing expenses incurred by the Company's games division was entirely offset by $0.4 million of sales and marketing expenses of the VoIP telephony services division. Sales and marketing expenses of the games division represented approximately 28% and 34% of total net revenue attributable to the games division's operations for the third quarter of 2003 and 2002, respectively. Costs incurred in establishing an independent sales force and staffing internally were the principal components of sales and marketing expenses of the VoIP telephony services operations during the third quarter of 2003.

PRODUCT DEVELOPMENT. Product development expenses include salaries and related personnel costs; expenses incurred in connection with website development, testing and upgrades; editorial and content costs; and costs incurred in the development of our VoIP product, voiceglo. Product development expenses were $0.2 million in the third quarter of 2003 compared to $0.1 million in the same quarter of the prior year. The increase was attributable to personnel costs and consulting expenses related to the development of our VoIP telephony products and services.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and related personnel costs for general corporate functions including finance, human resources and facilities, outside legal and professional fees, directors and officers insurance, bad debt expenses and general corporate overhead costs. General and administrative expenses were $1.6 million for the three months ended September 30, 2003, as compared to $0.7 million for the same quarter of 2002. Increases in headcount and the resulting personnel expenses, as well as other general and administrative expenses directly attributable to the Company's new line of business, VoIP telephony services, were the principal factors contributing to the $1.0 million increase in total general and administrative expenses.

INTEREST INCOME (EXPENSE), NET. Third quarter 2003 net interest expense of $0.1 million was principally attributable to the amortization of the discount related to the $1,750,000 Convertible Notes issued in May 2003 and the related interest accruals.

OTHER INCOME (EXPENSE), NET. Other expense for the three months ended September 30, 2003, principally represents additional reserves against amounts loaned to a development stage Internet venture by the Company.

INCOME TAXES. No tax benefit was recorded for the three months ended September 30, 2003. Due to the uncertainty surrounding the timing or realization of the benefits of our net operating loss carryforwards in future periods, we have recorded a 100% valuation allowance against our otherwise recognizable deferred tax assets. At December 31, 2002, the Company had net operating loss carryforwards available for U.S. and foreign tax purposes of approximately $134 million. These carryforwards expire through 2022. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Due to the change in our ownership interests in the third quarter of 1997 and May 1999, as defined in the Internal Revenue Code of 1986, as amended, future utilization of our net operating loss carryforwards prior to the change of ownership will be subject to certain limitations or annual restrictions. Additionally, any future ownership change could further limit or eliminate the ability to use these carryforwards.

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

NET REVENUE. Net revenue totaled $4.8 million for the nine months ended September 30, 2003 compared to $7.2 million for the nine months ended September 30, 2002. The $2.4 million decrease in net revenue in comparison to the first nine months of 2002 was principally the result of declines of $1.3 million in sales of games products by Chips and Bits, Inc., $1.2 million in sales of the computer games magazine and $0.4 million in print advertisements, partially offset by the $0.5 million in telephony services net revenue. In mid-2002, the Company made a strategic decision to place less reliance on agency contracts to obtain subscribers. The result was a lower circulation base for our games magazine with a lower cost structure. As advertising rates are directly related to the circulation base of the magazine, this has resulted in lower advertising revenue. Revenue from barter transactions represented approximately 2% of total net revenue in the first nine months of 2003 as compared to approximately 1% of total net revenue in the same period of the prior year.

COST OF PRODUCTS AND PUBLICATIONS SOLD. Cost of products and publications sold was $2.4 million and $4.4 million for the nine months ended September 30, 2003 and 2002, respectively. The $2.0 million decrease in cost of products and publications sold as compared to the same period in 2002 was directly attributable to the lower level of revenue generated from the sale of computer games, from the sale of print advertisements in the computer games magazine and from subscription and newsstand sales of the computer games magazine in the first nine months of 2003, partially offset by $0.1 million in product costs attributable to the sale of VoIP telephony services. Gross margins of the Company's games division were 48% and 41% for the first nine months of 2003 and 2002, respectively. The increase in gross margins of the Company's games division was primarily the result of a shift in the mix of net revenues to print advertising which represented 35% of total net revenue for the first nine months of 2003 versus 29% for the same period of the prior year.

DATA COMMUNICATIONS, TELECOM AND NETWORK OPERATIONS. As stated in the comparison of the three months ended September 30, 2003 compared to the three months ended September 30, 2002, the $0.7 million in data communications, telecom and network operations expenses include termination and circuit costs related to the Company's entry into the wholesale telephony services business and the retail VoIP telephony services business, marketed under the voiceglo brand name, as well as personnel and consulting costs incurred in support of the Company's Internet telecommunications network. The Company began its VoIP operations in 2003.

SALES AND MARKETING. Sales and marketing expenses totaled $2.0 million for the first nine months of 2003, a decline of $0.9 million, or 31%, from the $2.9 million reported for the first nine months of 2002. The 40% reduction in net revenue generated by the Company's games division in the first nine months of 2003 as compared to the same period of the prior year, and the corresponding decreases in commissions expense and agency subscription expense, were the principal factors contributing to the decrease in sales and marketing expenses. Partially offsetting the decreases in sales and marketing expenses of the games division were $0.5 million in costs incurred by the Company's telephony services operations in staffing an independent sales force and internal support staff.

PRODUCT DEVELOPMENT. Product development expenses totaled $0.6 million for the nine months ended September 30, 2003 as compared to $0.5 million for the same period of the prior year. A $0.1 million decline in website, editorial, content and other development costs incurred by the Company's games division was more than offset by the $0.2 million in consulting and personnel costs related to the development of our VoIP telephony products and services.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses of $3.1 million for the first nine months of 2003 increased $0.6 million from the $2.5 million reported for the same period of 2002. Increases in headcount and the resulting personnel expenses, as well as other general and administrative expenses directly attributable to the Company's VoIP telephony services division were principally responsible for the increase in this expense category as compared to the first nine months of 2002.

INTEREST INCOME (EXPENSE), NET. Non-cash interest expense of $1.5 million was recorded in the 2003 second quarter related to the beneficial conversion feature of the $1,750,000 in Convertible Notes issued on May 22, 2003. The expense resulted as the Convertible Notes were convertible into our common stock at a price below the fair market value of our common stock (for accounting purposes), based on the closing price of our common stock as reflected on the OTCBB on the issuance date of the notes. In addition, the warrant to acquire 3,888,889 shares of our common stock issued to one of the note holders was exercisable at a price below the fair market value of our common stock (for accounting purposes), based on the closing price of our common stock as reflected on the OTCBB on the date of issuance. The value assigned to the warrant was recorded as a discount to the face value of the Convertible Notes and is being amortized to interest expense over the term of the Convertible Notes. Discount amortization of approximately $0.1 million was included in interest expense, net, during the first nine months of 2003.

OTHER INCOME (EXPENSE), NET. Other expense, net of $0.3 million was reported for the first nine months of 2003 as compared to other income, net of $0.4 million for the same period of the prior year. Other expense in 2003 includes reserves against the amounts loaned by the Company to a development stage Internet related business venture totaling $0.3 million. Other income in 2002 included $0.3 million in favorable vendor settlements, as well as the $0.1 million gain on the sale of Happy Puppy assets.

INCOME TAXES. As was the case in the third quarter of 2003, no tax benefit was recorded for the first nine months of 2003 as we recorded a 100% valuation allowance against our otherwise recognizable deferred tax assets due to the uncertainty surrounding the timing or ultimate realization of the benefits of our net operating loss carryforwards in future periods.

                         LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ITEMS. As of September 30, 2003, we had approximately $1.3 million in cash and cash equivalents as compared to $0.7 million as of December 31, 2002. Net cash used in operating activities was $4.2 million and $2.0 million, for the nine months ended September 30, 2003 and 2002, respectively. The period-to-period increase in net cash used in operating activities resulted primarily from an increase in our net operating losses, partially offset by the favorable impact of non-cash interest expense recorded in the first nine months of 2003 as a result of the beneficial conversion feature of the $1.75 million in Convertible Notes and associated warrants issued in May 2003, as well as other non-cash charges and gains recorded in 2003 and 2002.

Net cash of $5.6 million was used in investing activities during the first nine months of 2003. During the third quarter of 2003, the Company invested a net of $4.5 million in marketable securities as a result of the proceeds received in connection with the issuance of the Series G Preferred Stock discussed previously. The Company incurred $0.8 million in capital expenditures during the first nine months of 2003, primarily within the VoIP telephony services division.  Additionally,  in  February  2003,  the  Company  committed  to  fund operating expenses of a development stage Internet venture at the Company's discretion in the form of a loan. As of September 30, 2003, approximately $0.4 million has been advanced to the venture. Partially offsetting these uses of funds in the first nine months of 2003 was the $0.1 million in net cash acquired upon the May 2003 acquisition of DPT. The purchase price of DPT consisted of the issuance of 1,375,000 shares of the Company's common stock and the issuance of warrants to acquire 500,000 shares of the Company's common stock. An additional 2,750,000 warrants may be issued if certain performance or other criteria are satisfied. Net cash provided by investing activities during the first nine months of 2002 was $0.2 million principally resulting from the sale of the assets of the Happy Puppy website.

Net cash provided by financing activities was $10.4 million for the first nine months of 2003. As discussed below and in the Notes to the condensed consolidated financial statements, the Company issued $0.5 million in Series F Convertible Preferred Stock in March 2003 and $1.75 million of Convertible Notes in May 2003, and approximately $8.6 million, net of offering costs, of Series G Preferred Stock and associated warrants in July 2003. Immediately after the May 2003 closing of the DPT acquisition, the Company paid $0.5 million in cash to the former shareholders of DPT in repayment of certain loans which they extended to DPT.

CAPITAL TRANSACTIONS. On July 2, 2003, theglobe.com, inc. completed a private offering of Series G Preferred Stock for an aggregate purchase price of approximately $8.7 million. In accordance with the terms of such Preferred stock, the Series G Preferred shares converted into common stock at $.50 per share (or an aggregate of approximately 17.4 million shares) upon the filing of an amendment to the Company's certificate of incorporation to increase its authorized shares of Common Stock from 100,000,000 shares to 200,000,000 shares. Such an amendment was filed on July 29, 2003. Investors also received warrants to acquire approximately 3.5 million shares of common stock. The warrants are exercisable for a period of five years at an exercise price of $1.39 per common share. The exercise price of the warrants, together with the number of warrants issuable upon exercise, are subject to adjustment upon the occurrence of certain events. The purpose of the Series G Preferred Stock offering was to raise funds for use primarily in the Company's VoIP telephony services business, including the deployment of networks, website development, marketing, and limited capital infrastructure expenditures and working capital. Proceeds may also be used in connection with theglobe's other existing or future business operations. Pursuant to the terms of the Series G Offering the Company is contractually obligated, subject to certain limitations, to register the securities upon demand anytime commencing one year after the sale of the securities.

On May 22,  2003,  E&C Capital  Partners  together  with certain  affiliates  of
Michael S. Egan, entered into a Note Purchase Agreement with the Company pursuant to which they acquired $1,750,000 of Convertible Notes. The Convertible Notes are convertible at anytime into a maximum of approximately 19,444,000 shares of the Company's common stock at a blended rate of $0.09 per share. The Convertible Notes have a one year maturity, which may be extended at the option of the holders of the Convertible Notes for periods aggregating two years, and are secured by a pledge of substantially all of the assets of the Company. The Convertible Notes bear interest at the rate of ten percent per annum, payable semi-annually. Effective October 3, 2003, the holders of the Convertible Notes waived the option of receiving accrued interest payable in shares of the Company's common stock. Additionally, each of the holders of the Convertible Notes has agreed to defer receipt of interest until June 1, 2004.

In addition, E&C Capital Partners was issued a Warrant to acquire 3,888,889 shares of the Company's common stock at an exercise price of $0.15 per share. The Warrant is exercisable at any time on or before May 22, 2013. The conversion prices of the Convertible Notes and the exercise price of the Warrant, together with the number of shares for which the Warrant is exercisable is subject to adjustment upon the occurrence of certain events, including downward adjustment on a weighted-average basis in the event the Company should issue securities in the future at a purchase price below the respective conversion prices and exercise price of the Convertible Notes and Warrant.

On March 28, 2003, E&C Capital Partners signed a Preferred Stock Purchase Agreement and other related documentation pertaining to a $500,000 investment via the purchase of shares of a new Series F Preferred Stock of theglobe.com and closed on the investment. Pursuant to the Preferred Stock Purchase Agreement, E&C Capital Partners received 333,333 shares of Series F Preferred Stock convertible into shares of the Company's Common Stock at a price of $0.03 per share. The conversion price is subject to adjustment upon the occurrence of certain events, including downward adjustment on a weighted-average basis in the event the Company should issue securities at a purchase price below $0.03 per share. If fully converted, and without regard to the anti-dilutive adjustment mechanisms applicable to the Series F Preferred Stock, an aggregate of approximately 16.7 million shares of Common Stock could be issued. The Series F Preferred Stock has a liquidation preference of $1.50 per share, will pay a dividend at the rate of 8% per annum and entitles the holder to vote on an "as-converted" basis with the holders of Common Stock. In addition, as part of the $500,000 investment, E&C Capital Partners received warrants to purchase approximately 3.3 million shares of theglobe.com Common Stock at an exercise price of $0.125 per share. The warrants are exercisable at any time on or before March 28, 2013 and both the warrants' exercise price and number are subject to adjustment. E&C Capital Partners is entitled to certain demand registration rights in connection with its investment in the Convertible Notes and the Series F Preferred Stock.

As a result of the preferential conversion features of the Series G Preferred Stock and the Series F Preferred Stock, a total of $8,120,000 in non-cash dividends to preferred shareholders were recognized during the nine months ended September 30, 2003.

FUTURE CAPITAL NEEDS. As of September 30, 2003, our sources of liquidity consisted of $1.3 million of cash and cash equivalents and $4.4 million of marketable securities. The Company has limited operating capital and no current access to credit facilities. We have incurred substantial losses since our inception and we expect that we will continue to incur net losses for the foreseeable future. In order to meet our projected ongoing operational needs, including fully launching and expanding our VoIP operations, we believe we will require additional working capital. Our working capital requirements depend on numerous factors, including market acceptance of our services, the capital required to maintain our websites and properties, the resources we devote to marketing and selling our services, our entry into and development of new business lines, including our "voiceglo" telephony services, and our brand promotions and other factors.

We expect that we may need to raise additional capital in order to successfully implement our planned business model. We will seek to raise additional funds through asset sales, bank borrowings, equity or debt financing, strategic relationships or other arrangements. Our ability to raise capital is limited, particularly with respect to bank borrowings or other traditional institutional lenders, and any financing that could be obtained would probably dilute existing shareholders significantly. We cannot assure you that any financing obtained will be available on reasonable terms, or at all, when and if required. Our failure to raise additional capital when needed would have a material adverse effect on our business, results of operations and financial condition.

In addition, we received a report from our independent accountants, relating to our December 31, 2002 audited financial statements containing an explanatory paragraph stating that our recurring losses from operations since inception and requirement for additional financing raise substantial doubt about our ability to continue as a going concern. Management and the Board of Directors continue to explore a number of strategic alternatives and are also continuing to identify and implement internal actions to improve the Company's liquidity and financial performance. These alternatives may include selling assets, which in any such case could result in significant changes in our business plan, or entering into additional new or different lines of business, such as our new VoIP telephony business.

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

                               REVENUE RECOGNITION

The Company's revenues were derived principally from the sale of print advertisements under short-term contracts in our games information magazine Computer Games, through the sale of our games information magazine through newsstands and subscriptions; from the sale of video games and related products through our online store Chips & Bits; and from the sale of VoIP telephony services. There is no certainty that events beyond anyone's control such as economic downturns or significant decreases in the demand for our services and products will not occur and accordingly, cause significant decreases in revenue.

The Company's games division participates in barter transactions. Barter revenues and expenses are recorded at the fair market value of services provided or received, whichever is more readily determinable in the circumstances. Revenue from barter transactions is recognized as income when advertisements or other products are delivered by the Company. Barter expense is recognized when the Company's advertisements are run on other companies' web sites or in their magazines, which typically occurs within one to six months from the period in which the related barter revenue is recognized.

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

VoIP Telephony Services. VoIP telephony services revenue represents fees charged to customers for voice services and is recognized based on minutes of customer usage or as services are provided. The Company records payments received in advance for prepaid services as deferred revenue until the related services are provided.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instrument consists of obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective from the start of the first interim period beginning after June 15, 2003. The Company believes that the adoption of this standard will not have a material impact on the Company's results of operations or financial position.

                                  RISK FACTORS

In addition to the other information in this report, the following factors should be carefully considered in evaluating our business and prospects.

FUTURE ACQUISITIONS, JOINT VENTURES OR STRATEGIC TRANSACTIONS ENTAIL NUMEROUS RISKS AND UNCERTAINTIES. WE INTEND TO ENTER NEW LINES OF BUSINESS.

We have begun to explore entering new business lines, including Voice over Internet Protocol ("VoIP") telephony services. In November 2002, we acquired certain VoIP assets from an entrepreneur in exchange for a total of 2,175,000 warrants to purchase our common stock. On May 28, 2003, we acquired Direct Partner Telecom, Inc. ("DPT"), an international licensed telecommunications carrier engaged in the purchase and resale of telecommunication services over the Internet. The purchase price consisted of 1,375,000 shares of theglobe.com common stock and 500,000 warrants to purchase theglobe.com common stock, together with the ability to earn an additional 2,750,000 warrants. We may also enter into new or different lines of business, as determined by management and our Board of Directors. The acquisitions of VoIP assets and DPT, as well as any future acquisitions or joint ventures could result, and in some instances have resulted, in numerous risks and uncertainties, including:

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

WE HAVE A HISTORY OF OPERATING LOSSES AND EXPECT TO CONTINUE TO INCUR LOSSES.

Since our inception, we have incurred net losses in each quarter, except the fourth quarter of 2002 where we had net income of $11,000. We expect that we will continue to incur net losses for the foreseeable future. We had net losses of approximately $2.6 million, $40.6 million, and $103.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. The principal causes of our losses are likely to continue to be:

         o        costs resulting from the operation of our businesses;

         o        costs relating to entering new business lines;

         o        failure to generate sufficient revenue; and

         o        general and administrative expenses.

Although we have restructured our businesses, we still expect to continue to incur losses while we explore a number of strategic alternatives for our online and offline games properties, including continuing to operate the properties, acquisition or development of complementary products, selling some or all of the properties or other changes to our business.

WE DEPEND ON THE CONTINUED GROWTH IN THE USE AND COMMERCIAL VIABILITY OF THE INTERNET.

Our VoIP telephony services business and games properties are substantially dependent upon the continued growth in the general use of the Internet. The VoIP business is also dependent on the growth in the use of the Internet for telephones, personal computers and other devices. Internet and electronic commerce growth may be inhibited for a number of reasons, including:

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

THE INTERNET TELEPHONY BUSINESS IS HIGHLY COMPETITIVE AND ALSO COMPETES WITH TRADITIONAL TELEPHONY PROVIDERS.

The long distance telephony market and the Internet telephony market are highly competitive. There are several large and numerous small competitors, and we expect to face continuing competition based on price and service offerings from existing competitors and new market entrants in the future. The principal competitive factors in our market include price, quality of service, breadth of geographic presence, customer service, reliability, network size and capacity, and the availability of enhanced communications services. Our competitors will include major and emerging telecommunications carriers in the U.S. and foreign telecommunications carriers. Financial difficulties in the past several years of many telecommunications providers are rapidly altering the number, identity and competitiveness of the marketplace. Many of the competitors for our current and planned voiceglo service offerings and of our subsidiary, Direct Partner Telecom, have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we have. As a result, certain of these competitors may be able to adopt more aggressive pricing policies which could hinder our ability to market our voice services.

During the past several years, a number of companies have introduced services that make Internet telephony or voice services over the Internet available to businesses and consumers. All major telecommunications companies, including entities like AT&T, Sprint and MCI, as well as ITXC, iBasis, Net2Phone and deltathree.com either presently or potentially route traffic to destinations worldwide and compete or can compete directly with us. Other Internet telephony service providers focus on a retail customer base and may in the future compete with us. These companies may offer the kinds of voice services we currently offer or intend to offer in the future. In addition, companies currently in related markets have begun to provide voice over the Internet services or adapt their products to enable voice over the Internet services. These related companies may potentially migrate into the Internet telephony market as direct competitors.

A large number of telecommunications companies, including AT&T, Deutsche Telekom, Cable & Wireless, MCI, Sprint and BT, currently provide wholesale voice telecommunications service which compete with the business of our subsidiary, Direct Partner Telecom, and which will compete with our retail VoIP telephony business. A number of cable operators have also begun to offer VoIP telephony services via cable modems which provide access to the Internet. These companies, which tend to be large entities with substantial resources, generally have large budgets available for research and development, and therefore may further enhance the quality and acceptance of the transmission of voice over the Internet.

WE MAY FACE INCREASED GOVERNMENT REGULATION, TAXATION AND LEGAL UNCERTAINTIES IN OUR INDUSTRY, WHICH COULD HARM OUR BUSINESS.

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

Our ability and plans to provide telecommunication services at attractive rates arise in large part from the fact VoIP services are not currently subject to the same regulation as traditional telephony. Because their services are not currently regulated to the same extent as traditional telephony, VoIP providers can currently avoid paying charges that traditional telephone companies must pay. Many traditional telephone operators are lobbying the Federal Communications Commission (FCC) and the states to regulate VoIP on the same or similar basis as traditional telephone services. The FCC and several states are examining this issue. The FCC has recently announced that it will hold a forum on VoIP issues on December 1, 2003, which will include regulatory classification issues. The FCC Chairman has also announced that shortly after the forum, the FCC will initiate a Notice of Public Rule Making ("NPRM") on VoIP services, and thereafter, over the course of the next year, after full public comment and consideration, follow up on the NPRM with a Report and Order on the VoIP issues raised in the proceeding. If the FCC or any state determines to regulate VoIP, they may impose surcharges, taxes or additional regulations upon providers of Internet telephony. These surcharges could include access charges payable to local exchange carriers to carry and terminate traffic, contributions to the universal service fund or other charges. Regulations requiring compliance with the Communications Assistance for Law Enforcement Act, or provision of enhanced 911 services could also place a significant financial burden on us. The imposition of any such additional fees, charges, taxes and regulations on VoIP services could materially increase our costs and may reduce or eliminate the competitive pricing advantage we seek to enjoy.

A number of state regulators have recently taken the position that VoIP providers are telecommunications providers and must register as such within their states. VoIP operators have resisted such registration on the position that VoIP is not, and should not be, subject to such regulations because VoIP is an information service, not a telecommunication service. In a federal court decision last month, the Minnesota Public Utilities Commission was enjoined in their attempt to enforce traditional phone regulations against Vonage, a VoIP provider. However, other states are not bound by that decision and may reject the VoIP operator's position and may seek to subject us to regulation and require us to pay associated charges and taxes. If states are successful in such regulatory efforts, our business, financial condition and results of operations could be materially and adversely affected.

Our ability to offer services outside the U.S. is also subject to the local regulatory environment, which may be complicated and often uncertain. Regulatory treatment of Internet telephony outside the United States varies from country to country.

PRICING PRESSURES AND INCREASING USE OF VoIP TECHNOLOGY MAY LESSEN OUR COMPETITIVE PRICING ADVANTAGE.

One of the main competitive advantages of our current and planned VoIP service offerings is the ability to provide discounted local and long distance telephony services by taking advantage of cost savings achieved by carrying voice traffic employing VoIP technology, as compared to carrying calls over traditional networks. In recent years, the price of telephone service has fallen. The price of telephone service may continue to fall for various reasons, including the adoption of VoIP technology by other communications carriers. Many carriers have adopted pricing plans such that the rates that they charge are not always substantially higher than the rates that VoIP providers charge for similar service. In addition, other providers of long distance services are offering unlimited or nearly unlimited use of some of their services for increasingly lower monthly rates.

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

We pursue the registration of our trademarks in the United States and internationally. We are also seeking patent protection for certain VoIP assets which we acquired. However, effective intellectual property protection may not be available in every country in which our services are distributed or made available through the Internet. Policing unauthorized use of our proprietary information is difficult. Legal standards relating to the validity, enforceability and scope of protection of proprietary rights in Internet-related businesses are also uncertain and still evolving. We cannot assure you about the future viability or value of any of our proprietary rights.

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

         o        result in significant costs;

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

THE FAILURE OF VOIP NETWORKS TO MEET THE RELIABILITY AND QUALITY STANDARDS REQUIRED FOR VOICE COMMUNICATIONS COULD RENDER OUR PRODUCTS OBSOLETE.

Circuit-switched telephony networks feature very high reliability, with a guaranteed quality of service. In addition, such networks have imperceptible delay and consistently satisfactory audio quality. Emerging VoIP networks or emerging last mile technologies such as cable, digital subscriber lines, and wireless local loop, will not be a viable alternative to traditional circuit switched telephony unless such networks and technologies can provide reliability and quality consistent with these standards.


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

Chips & Bits depends on major releases in the Personal Computer (PC) market for the majority of sales and profits. The game industry's focus on X-Box, Playstation and GameCube has dramatically reduced the number of major PC releases, which resulted in significant declines in revenues and gross margins for Chips & Bits, Inc. Gross margins for Chips & Bits, Inc. were 29% and 26% for the quarters ended September 30, 2003 and 2002, respectively. Because of the large installed base of personal computers, these revenue and gross margin percentages may fluctuate with changes in the PC game market. However, the Company is unable to predict when, if ever, there will be a turnaround in the PC game market.

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

We historically derived a substantial portion of our revenues from the sale of advertisements on our web sites and in our magazine Computer Games Magazine. Our business model and revenues were highly dependent on the amount of traffic on our web sites, our ability to properly monetize website traffic and on the print circulation of our Computer Games magazine. Due to our restructuring in August 2001 (the "August 3, 2001 restructuring"), we now have only two (2) sales people and will have tremendous difficulty maintaining advertising revenues and monetizing traffic to our games properties. In addition, the editorial content on certain of the game properties is only being updated periodically, if at all, which may lead to a further decrease in the number of viewers and which could adversely affect our efforts to sell these properties. The level of traffic on our sites determines the amount of online advertising inventory we can sell and the price for which we can sell our games business. Our ability to generate online advertising revenues depends, in part, on our ability to create new advertising programs without diluting the perceived value of our existing programs. Due to the reduction in headcount, we are unable to create new advertising programs going forward. Print and online advertising have dramatically decreased since the middle of 2000, and may continue to decline, which could continue to have a material effect on the Company. Many advertisers have been experiencing financial difficulties which could materially impact our revenues and our ability to collect our receivables. For these reasons, we cannot assure you that our current advertisers will continue to purchase advertisements from our games properties.

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

In addition, we have chosen to enter into a new line of business, the VoIP telephony services market. The Internet telephony services industry is highly competitive and our senior management has no experience operating in this industry. We cannot accurately predict whether our VoIP business model will be successful or when VoIP revenues will be significant in relation to our consolidated operating results.

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

Moreover, we acquired DPT on May 28, 2003, as a result of our decision to enter the VoIP services business. DPT began its operations in October 2002, and its limited operating history, as well as our inexperience in the Internet telephony business will make financial forecasting even more difficult.

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


WE RELY ON A THIRD PARTY OUTSOURCED HOSTING FACILITIES OVER WHICH WE HAVE LIMITED CONTROL.

Our principal servers are located in Florida and New York at third party outsourced hosting facilities. Our operations depend on the ability to protect our systems against damage from unexpected events, including fire, power loss, water damage, telecommunications failures and vandalism. Any disruption in our Internet access due to the transition or otherwise could have a material adverse effect on us. In addition, computer viruses, electronic break-ins or other similar disruptive problems could also materially adversely affect our businesses. Our reputation, theglobe.com brand and the brands of our VoIP services business and game properties could be materially and adversely affected by any problems experienced by our sites. We may not have insurance to adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. We do not presently have any secondary off-site systems or a formal disaster recovery plan.

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

We compete for users, advertisers and electronic commerce marketers with the following types of companies:

         o publishers and distributors of television, radio and print, such as CBS, NBC and Time Warner;

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

Additionally, the electronic commerce market is rapidly evolving, and we expect competition among electronic commerce merchants to continue to increase significantly. Because the Internet allows consumers to easily compare prices of similar products or services on competing web sites and there are low barriers to entry for potential competitors, gross margins for electronic commerce transactions may continue to be narrow in the future. Many of the products that we sell on our web sites may be sold by the maker of the product directly, or by other web sites. Competition among Internet retailers, our electronic commerce partners and product makers may have a material adverse effect on our ability to generate revenues through electronic commerce transactions or from these electronic commerce partners.

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

VARIOUS STOCKHOLDERS, INDIVIDUALLY OR IN THE AGGREGATE, CONTROL US.

Including all warrants, preferred stock, convertible notes, vested options, and all options vesting within 60 days of September 30, 2003, Michael S. Egan, our Chairman and Chief Executive Officer, beneficially owns or controls, directly or indirectly, approximately 62 million shares of our Common Stock, which in the aggregate represents approximately 60% of the outstanding shares of our Common Stock (treating as outstanding for this purpose the shares of Common Stock issuable upon exercise or conversion of the preferred stock, warrants and options owned by Mr. Egan or his affiliates). Accordingly, Mr. Egan would likely be able to exercise significant influence over, if not control, any stockholder vote.

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

As of September 30, 2003, there were outstanding options to purchase approximately 9,185,000 shares of Common Stock, which become eligible for sale in the public market from time to time depending on vesting and the expiration of lock-up agreements. The issuance of these securities is registered under the Securities Act and consequently, subject to certain volume restrictions as to options owned by executive officers, will be freely tradable. In addition, as of September 30, 2003, there were outstanding warrants to purchase up to approximately 20,052,000 shares of our Common Stock upon exercise, together with an additional 3,175,000 shares issuable upon exercise of warrants subject to earnout arrangements. Additionally, as of September 30, 2003, the outstanding shares of our Series F Preferred Stock and the $1,750,000 Convertible Notes are convertible into approximately 16,667,000 shares and 19,444,000 shares of our Common Stock, respectively. Substantially all of our stockholders holding restricted securities, including shares issuable upon the exercise of warrants to purchase our Common Stock, are entitled to registration rights under various conditions.

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

On July 2, 2003, we completed a private offering of a newly created series of preferred stock known as the "Series G Automatically Converting Preferred Stock" for an aggregate purchase price of approximately $8.7 million. The proceeds from the private placement are being used primarily for our VoIP telephony services business, including the deployment of networks, website development, marketing and limited capital infrastructure expenditures. Proceeds may also be used in connection with working capital requirements of the Company's other existing businesses or for future acquisitions or businesses. Cash flow generated from our new and existing operations may be insufficient to cover our operating expenses, working capital and capital expenditure requirements. We cannot assure you that additional financing will be available on terms acceptable to us, if at all. Additionally, any financing that could be obtained would probably further dilute existing shareholders significantly.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14 as of October 27, 2003, a date within 90 days prior to the filing date of this quarterly report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC.

In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our most recent evaluation. We cannot assure you, however, that our system of disclosure controls and procedures will always achieve its stated goals under all future conditions, no matter how remote.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See note 3 - "Litigation" of the Financial Statements included in this Report.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) Sales of Unregistered Securities

On July 2, 2003, theglobe.com, inc. completed a private offering of a newly created series of preferred stock known as the "Series G Automatically Converting Preferred Stock" for an aggregate purchase price of approximately $8.7 million. In accordance with the terms of such Preferred stock, the Series G Preferred shares converted into common stock at $.50 per share (or an aggregate of approximately 17.4 million shares) upon the filing of an amendment to the Company's certificate of incorporation to increase its authorized shares of Common Stock from 100,000,000 shares to 200,000,000 shares. Such an amendment was filed on July 29, 2003. Investors also received warrants to acquire approximately 3.5 million shares of common stock. The warrants are exercisable for a period of 5 years at an exercise price of $1.39 per common share. The purpose of the private offering was to raise funds for use primarily in the Company's planned voiceglo business, including the deployment of networks, website development, marketing, and limited capital infrastructure expenditures and working capital. Proceeds may also be used in connection with theglobe's other existing or future business operations. Pursuant to the terms of the private offering the Company is contractually obligated, subject to certain limitations, to register the securities upon demand anytime commencing one year after the sale of the securities. The private offering was directed solely to accredited (within the meaning of Rule 501 of the Securities Act of 1933, as amended (the "Securities Act")) and sophisticated investors without any form of general solicitation. The Company believes that the issuance of the securities in the private offering was exempt from the registration requirements of Section 5 of the Securities Act pursuant to Section 4(2) of such Act and Rule 506 promulgated thereunder.


(b) Use of Proceeds from Sales of Registered Securities.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

4.1 Certificate Relating to the Designation, Preferences and Rights of Series G Preferred Stock. (1)

4.2 Form of Warrant dated July 2, 2003 to acquire securities of theglobe.com, inc. (1)

4.3 Form of Subscription Agreement relating to the purchase of Units of securities of theglobe.com, inc. (1)

10.1 Employment Agreement dated August 1, 2003 between theglobe.com, inc. and Michael S. Egan.

10.2 Employment Agreement dated August 1, 2003 between theglobe.com, inc. and Edward A. Cespedes.

10.3 Employment Agreement dated August 1, 2003 between theglobe.com, inc. and Robin Segaul-Lebowitz.

10.4 Amended & Restated Non-qualified Stock Option Agreement effective as of August 12, 2002 between theglobe.com, inc. and Michael S. Egan.

10.5 Amended & Restated Non-qualified Stock Option Agreement effective as of August 12, 2002 between theglobe.com, inc. and Edward A. Cespedes.

10.6 Amended & Restated Non-qualified Stock Option Agreement effective as of August 12, 2002 between theglobe.com, inc. and Robin Segaul-Lebowitz.

10.7 Non-Qualified Stock Option Agreement dated as of July 17, 2003 between theglobe.com, inc. and Kellie L. Smythe.

10.8  2003 Sales Representatives Stock Option Plan.

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

---------------
(1) Incorporated by reference to our Form 8-K filed on July 7, 2003, relating to an Item 5 event dated July 2, 2003.

(b) Reports on Form 8-K.

Form 8-K related to an event dated July 2, 2003, relating to an Item 5 disclosure of the completion of a private offering of preferred stock known as the "Series G Automatically Converting Preferred Stock" for an aggregate purchase price of approximately $8.7 million.

Form 8-K dated August 8, 2003, which amended a previously filed Form 8-K dated May 22, 2003, relating to an Item 7 disclosure of the financial statements of the acquired business of Direct Partner Telecom, Inc. and the related pro forma financial information.

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



                        /s/ Michael S. Egan
                        -----------------------------------------
                        Michael S. Egan
                        Chief Executive Officer
                        (Principal Executive Officer)


November 14, 2003

                                  EXHIBIT INDEX

4.1 Certificate Relating to the Designation, Preferences and Rights of Series G Preferred Stock. (1)

4.2 Form of Warrant dated July 2, 2003 to acquire securities of theglobe.com, inc. (1)

4.3 Form of Subscription Agreement related to the purchase of Units of securities of theglobe.com, inc. (1)

10.1 Employment Agreement dated August 1, 2003 between theglobe.com, inc. and Michael S. Egan.

10.2 Employment Agreement dated August 1, 2003 between theglobe.com, inc. and Edward A. Cespedes.

10.3 Employment Agreement dated August 1, 2003 between theglobe.com, inc. and Robin Segaul-Lebowitz.

10.4 Amended & Restated Non-qualified Stock Option Agreement effective as of August 12, 2002 between theglobe.com, inc. and Michael S. Egan.

10.5 Amended & Restated Non-qualified Stock Option Agreement effective as of August 12, 2002 between theglobe.com, inc. and Edward A. Cespedes

10.6 Amended & Restated Non-qualified Stock Option Agreement effective as of August 12, 2002 between theglobe.com, inc. and Robin Segaul-Lebowitz.

10.7 Non-Qualified Stock Option Agreement dated as of July 17, 2003 between theglobe.com, inc. and Kellie L. Smythe.

10.8 2003 Sales Representatives Stock Option Plan.

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

---------------
(1) Incorporated by reference to our Form 8-K filed on July 7, 2003, relating to an Item 5 event dated July 2, 2003.