Form 10KSB
period 2003-12-31
THEGLOBE COM INC
filed 2004-03-30
CIK 1066684

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003 COMMISSION FILE NO.: 0-25053

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B (Sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes No [X]

Registrant's revenues for the fiscal year ended December 31, 2003 were $ 6,580,452.

The number of shares outstanding of the Registrant's Common Stock, $.001 par value (the "Common Stock") as of March 24, 2004 was 131,990,349.

Aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of the close of business on March 24, 2004: $68,114,123.

*Includes voting stock held by third parties, which may be deemed to be beneficially owned by affiliates, but for which such affiliates have disclaimed beneficial ownership.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the registrant's definitive proxy statement relating to the annual meeting of stockholders to be held in 2004 which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

                               THEGLOBE.COM, INC.
                        2003 ANNUAL REPORT ON FORM 10-KSB


                                TABLE OF CONTENTS


PART I

Item  1.     Business .....................................................   2
Item  2.     Properties ...................................................   8
Item  3.     Legal Proceedings ............................................   8
Item  4.     Submission of Matters to a Vote of Security Holders ..........   9

PART II

Item  5.     Market for Common Equity, Related Stockholder Matters and Small
             Business Issuer Purchases of Equity Securities ...............  10
Item  6.     Management's Discussion and Analysis or Plan of Operation ....  12
Item  7.     Consolidated Financial Statements and Supplementary Data .....  32
Item  8.     Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure .........................................  33
Item  8A.    Controls and Procedures. .....................................  33

PART III

Item   9.    Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act ............  34
Item  10.    Executive Compensation .......................................  34
Item  11.    Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters ...................  34
Item  12.    Certain Relationships and Related Transactions ...............  34
Item  13.    Exhibits and Reports on Form 8-K .............................  34
Item  14.    Principal Accountant Fees and Services .......................  37


SIGNATURES ................................................................  39

FORWARD LOOKING STATEMENTS

This Form 10-KSB, including without limitation Management's Discussion and Analysis or Plan of Operation, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "intends," "will," or similar terms. Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors described under "Risk Factors" and elsewhere in this report. The following discussion should be read together with the consolidated financial statements and notes to those statements included elsewhere in this report, as well as the "Risk Factors" set forth in Part II, Item 6 below.


PART I

ITEM 1. BUSINESS

                         OVERVIEW AND BUSINESS STRATEGY

theglobe.com, inc. (the "Company" or "theglobe") was incorporated on May 1, 1995 (inception) and commenced operations on that date. Originally, theglobe.com was an online community with registered members and users in the United States and abroad. That product gave users the freedom to personalize their online experience by publishing their own content and by interacting with others having similar interests. However, due to the deterioration of the online advertising market, the Company was forced to restructure and ceased the operations of its online community on August 15, 2001. The Company then sold most of its remaining online and offline properties, but continued to operate its Computer Games print magazine and the associated website Computer Games Online (www.cgonline.com), as well as the games distribution business of Chips & Bits, Inc. (www.chipsbit.com). The Company continues to operate those businesses today.

On June 1, 2002, Chairman Michael S. Egan and Director Edward A. Cespedes became Chief Executive Officer and President of the Company, respectively.

On November 14, 2002, the Company acquired certain Voice over Internet Protocol ("VoIP") assets from Brian Fowler (now Chief Technology Officer of the Company) and is now aggressively pursuing opportunities related to this acquisition under the brand name, voiceglo. In exchange for the assets, the Company issued warrants to acquire 1,750,000 shares of its Common Stock and an additional 425,000 warrants as part of an earn-out structure upon the attainment of certain performance targets. The earn-out performance targets were not achieved and the 425,000 earn-out warrants expired on December 31, 2003.

On May 28, 2003, the Company acquired Direct Partner Telecom, Inc. ("DPT"), a company engaged in VoIP telephony services in exchange for 1,375,000 shares of the Company's Common Stock and the issuance of warrants to acquire 500,000 shares of the Company's Common Stock. The transaction included an earn-out arrangement whereby the former shareholders of DPT may earn additional warrants to acquire up to 2,750,000 shares of the Company's Common Stock at an exercise price of $0.72 per share upon the attainment of certain performance targets by DPT over approximately a three year period following the date of acquisition. DPT was a specialized international facilities-based communications carrier providing VoIP communications services to emerging countries. DPT was formed in 2002 to leverage its management's international relationships and network operations experience in the deployment of international voice and multimedia networks. DPT is a licensed facilities-based carrier headquartered in Ft. Lauderdale, Florida with switching facilities in New York, New York and Miami, Florida. The DPT network provides "next generation" packet-based telephony and value added data services to carriers and businesses in the United States and Internationally.

The Company acquired all of the physical assets and intellectual property of DPT and originally planned to continue to operate the company as a subsidiary and engage in the provision of VoIP services to other telephony businesses on a wholesale transactional basis. In the first quarter of 2004 the Company decided to suspend further wholesale telephony business in DPT and to dedicate the DPT physical and intellectual assets to its developing retail VoIP business, which is conducted under the name "voiceglo". As a result, the Company wrote down the goodwill associated with the purchase of DPT and intends to employ these physical assets in the build out of the VoIP network.

In March 2004, theglobe.com, inc. completed a private offering of 333,816 units (the "Units") for a purchase price of $85 per Unit (the "Private Offering"). Each Unit consisted of 100 shares of the Company's Common Stock, $0.001 par value (the "Common Stock"), and warrants to acquire 50 shares of the Common Stock (the "Warrants"). The Warrants are exercisable for a period of five years commencing 60 days after the initial closing at an initial exercise price of $0.001 per share. The aggregate number of shares of Common Stock issued in the Private Offering was 33,381,647 shares for an aggregate consideration of $28,374,400, or approximately $0.57 per share assuming the exercise of the 16,690,824 Warrants. The Private Offering was directed solely to investors who are sophisticated and accredited within the meaning of applicable securities laws, most of whom were not affiliates with the Company. The purpose of the Private Offering was to raise funds for use primarily in the Company's developing voiceglo business, including the deployment of networks, website development, marketing, and capital infrastructure expenditures and working capital. Proceeds may also be used in connection with theglobe's other existing or future business operations. (See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources").

As of December 31, 2003, the Company's revenue sources were principally from the sale of print advertising in its Computer Games magazine; the sale of video games and related products through Chips & Bits, Inc., its games distribution business; and the sale of its Computer Games magazine through newsstands and subscriptions. Management's intent, going forward, is to devote substantial monetary, management and human resources to the Company's "voiceglo" VoIP business.

                            OUR PRODUCTS AND SERVICES

As of December 31, 2003, we managed two primary lines of business. One line consists of our historical network of three wholly-owned businesses, each of which specializes in the games business by delivering games information and selling games in the United States and abroad. These businesses are: our print publication Computer Games Magazine; our Computer Games Online website (www.cgonline.com), which is the online counterpart to Computer Games Magazine; and our Chips & Bits, Inc. (www.chipsbits.com) games distribution company. Management of the Company continues to actively explore a number of strategic alternatives for its remaining online and offline game properties, including continuing its existing operations and using its cash on hand, selling some or all of these properties and/or entering into new or different lines of business.

The second line of business, VoIP telephony services, includes voiceglo Holdings, Inc., a wholly-owned subsidiary of theglobe.com that offers VoIP-based phone service to anyone with an Internet connection anywhere in the world. The term "VoIP" refers to a category of hardware and software that enables people to use the Internet as the transmission medium for telephone calls.

"VOICEGLO" AND OUR VOICE OVER INTERNET PROTOCOL ("VoIP") BUSINESS.

Overview. The use of the Internet to provide voice communications services is becoming more prevalent as new providers enter the market and the technology becomes more accepted. According to Insight Research, VoIP-based services will grow from $13.0 billion in 2002 to nearly $197.0 billion in 2007. VoIP technology translates voice into data packets, transmits the packets over data networks and reconverts them into voice at their destination. Unlike traditional telephone networks, VoIP does not require dedicated circuits to complete telephone calls. Instead, VoIP networks can be shared by multiple users for voice, data and video simultaneously. These types of data networks are more efficient than dedicated circuit networks because they are not restricted by "one-call, one-line" limitations of traditional telephone networks. Accordingly, improved efficiency creates cost savings that can be passed on to the consumer in the form of lower rates.

Development of our VoIP Business. We entered the VoIP business by acquiring certain software assets from Brian Fowler on November 14, 2002. Today those assets serve as the foundation of the products we offer and market under the brand name, "voiceglo."

On May 28, 2003, the Company acquired DPT, a company engaged in VoIP wholesale telephony services. At the time we acquired DPT, it was a specialized international facilities-based communications carrier providing wholesale VoIP communications services to emerging countries. In the first quarter of 2004, we decided to suspend DPT's wholesale business and dedicate the DPT physical and intellectual assets to our retail VoIP business, "voiceglo".

During the third quarter of 2003, the Company launched its first suite of consumer and business level VoIP services. These services allow consumers and enterprises to communicate using VoIP technology for dramatically reduced pricing compared to traditional telephony networks. The services also offer all traditional telephony features such as voicemail, caller ID, call forwarding, and call waiting for no additional cost to the consumer, as well as incremental services that are not currently supported by the public switched telephone network ("PSTN") like the ability to use numbers remotely and voice to email services.

The Company now offers VoIP services, on a retail basis, to individual consumers and small businesses and currently offers two primary types of services:

      o Browser-Based - a full functioning telephone that resides on the computer desktop and also includes a web-based solution. The only system requirements are a browser and an Internet connection. The Company is seeking a patent to protect its position.

      o SIP Based Soft Phone - a traditional phone line replacement service. Requires a voiceglo adapter, a regular phone and an Internet connection. The service works on broadband, dial-up and wi-fi Internet connections and can be used with a USB phone directly over a user's computer if desired.

The browser-based product is marketed under the name "GloPhone":

o Users acquire the GloPhone by downloading a simple "plug-in" to their browsers. The download is a simple process and once it's completed, the user's browser is enabled for voice communications;

o Users choose their GloPhone service from a variety of packages offered as part of the download process and are enabled with a working United States telephone number;

o     GloPhone users speak free to other GloPhone users;

o The GloPhone is used by either utilizing the computer's microphone and speakers or using an external device, such as a USB phone; and

o GloPhone users can use their service when traveling through the "GloPhone express" web-based application.

The home and business replacement products are marketed as different "packages" under the voiceglo brand:

o The home and business replacement products are meant to "replace" existing traditional phone service with voiceglo's service;

o User's can purchase a voiceglo adapter that allows use of traditional telephone handsets with the voiceglo service;

o All voiceglo packages include full feature sets such as caller ID, call waiting, etc.; and

o     voiceglo users speak free to other voiceglo users.

Sales and Marketing. The Company is currently developing its product sales and distribution strategy. The Company may market its services over a wide range of distribution channels that may include: television infomercials, print media advertising and Internet advertising and structured customer referral programs. The Company is currently selling some of its services through both direct and indirect sales channels (value-added resellers).

Development of our Network and Carrier Relationships; Equipment Suppliers. In order to offer our services we have invested substantial time, capital and other resources on the development of the voiceglo network. The voiceglo network is comprised of switching hardware and software, servers, billing and inventory systems, and telecommunication carrier services. We own and operate VoIP switch equipment in Miami and New York, and interconnect these switches utilizing a leased transport network through numerous carrier agreements with third party providers. Through these carrier relationships we are able to carry the traffic of our customers over the Internet and interact with the PSTN. In general, we enter into from one to five year agreements with these carriers pursuant to which, in exchange for allocating and dedicating availability on their networks, we undertake to provide minimum usage of these networks. The greater the minimum usage, the lower our per minute charge for such usage, assuming full utilization of such minutes. Given the recent introduction of our voiceglo service offerings, our minimum commitments under these carrier agreements presently greatly exceed our actual usage. These Carrier relationships also provide voiceglo with a leased network for telephone numbers, or "footprint", in more than 100 area codes in approximately 34 states. The network also provides for both domestic and international call termination. Although other sources of supply are available, to assure a reliable source of supply for our voiceglo offering, we have entered into contracts with two principal suppliers for telephony handsets and adapters related to our VoIP services. Handsets or adapters allow our customers to more easily use their computers as telephones. Pursuant to our agreement with the handset supplier we have committed to purchase, subject to satisfaction of certain performance criteria relating to the handsets, a substantial number of handsets by the end of 2004. See
"Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources".

Research and Development

Internet telephony is a technical service offering. As a technology, basic VoIP service, although complex, is well-understood and has been adapted by many companies that are selling basic services to consumers and businesses worldwide. voiceglo, however, believes that in order to be competitive and differentiate itself among its peers, it must continuously upgrade its service offering. To that end, the Company is engaged in a program of continuous development of its products. Since the initial launch of its VoIP service, the Company has introduced a number of new features which have increased the functionality of the products. Several major upgrades to the Company's offerings are anticipated in 2004.


OUR COMPUTER GAMES BUSINESS

         COMPUTER GAMES MAGAZINE. Computer Games Magazine is a consumer print magazine for gamers.

      - As a leading consumer print publication for games, Computer Games magazine boasts: a reputation for being a reliable, trusted, and engaging games magazine; more editorial, tips and hints than most other similar magazines; a knowledgeable editorial staff providing increased editorial integrity and content; and, broad-based editorial coverage, appealing to a wide audience of gamers.

      - One of the most popular features of Computer Games is a CD ROM containing game demos, which comes bundled monthly with the magazine in all newsstand editions and a portion of copies mailed to subscribers.

         COMPUTER GAMES ONLINE. Computer Games Online (www.cdmag.com) is the online counterpart to Computer Games magazine. Computer Games Online is a source of free computer games news and information for the sophisticated gamer, featuring news, reviews and previews, along with a powerful Web-wide search engine.

      - Features of Computer Games Online include: game industry news; truthful, concise reviews; first looks, tips and hints; multiple content links; thousands of archived files; and, easy access to game buying.

      CHIPS & BITS. Chips & Bits (www.chipsbits.com) is a games distribution business that attracts customers in the United States and abroad. Chips & Bits covers all the major game platforms available, including Macintosh, Window-based PCs, Sony PlayStation, Sony PlayStation2, Microsoft's Xbox, Nintendo 64, Nintendo's GameCube, Nintendo's Game Boy, and Sega Dreamcast, among others.

Advertising. We continue to attract major advertisers to our Computer Games print magazine, which is a widely respected consumer print magazine for gamers. In 2003, no single advertiser accounted for more than 10% of total revenues. For the twelve months ended December 31, 2003, over 40 clients advertised in our Computer Games magazine. Following a series of cost reduction measures and restructuring, we currently have an internal advertising sales staff of two (2) professionals, both of whom are dedicated to selling advertising space in our Computer Games print magazine. Although these professionals focus on developing long-term strategic relationships with clients as they sell advertisements in our Computer Games print magazine, most of our actual advertising contracts are for periods of one to three months. All compensation to our sales personnel is commission based.

In 2003 we hired an entertainment editor based in Los Angeles to develop an entertainment publication that will be delivered within Computer Games magazine starting in Spring, 2004. The new magazine, NowPlaying, will cover movies, DVD, television, music, games, comics and anime, and is designed to fulfill the wider pop culture interests of our current readers and to attract a more diverse group of advertisers; autos, television, telecommunications and film to name a few. Additional sales staff needs are anticipated to be minimal.


                                   COMPETITION

Telephony Business

The telecommunications industry has experienced a great deal of instability during the past several years. During the 1990s, forecasts of very high levels of future demand brought a significant number of new entrants and new capital investments into the industry. New global carriers were joined by many of the largest traditional carriers and built large global or regional networks to compete with the global wholesalers. However, in the last three years many of the new global carriers and many industry participants have either gone through bankruptcy or no longer exist. The networks were built primarily to meet the expected explosion in bandwidth demand from data, with specific emphasis upon Internet applications. Those forecasts have not materialized, telecommunications capacity now far exceeds actual demand, and the resulting marketplace is characterized by fierce price competition as traditional and next generation carriers compete to secure market share. Resulting lower prices have eroded margins and have kept many carriers from attaining positive cash flow from operations.

During the past several years, a number of companies have introduced services that make Internet telephony or voice services over the Internet available to businesses and consumers. All major telecommunications companies, including entities like AT&T, Sprint and MCI, as well as iBasis, Net2Phone and deltathree.com, compete or can compete directly with us.

Our competitors can be divided into domestic competitors and international competitors. The international market is highly localized. In markets where telecommunications have been fully deregulated, the competition continues to increase. In newly deregulated markets even new entrants to the VoIP space can rapidly capture significant market share. Competitors in these markets include both government-owned and incumbent phone companies, as well as emerging competitive carriers. The principle competitive factors in this marketplace include: price, quality of service, distribution, customer service, reliability, network capacity, and brand recognition. The long distance market in the US, against whom the Company competes, is highly competitive. There are numerous competitors in the pure play VoIP space and we expect to face continuing competition from these existing, as well as new, competitors. The principle competitive factors in the marketplace include those identified above, as well as enhanced communications services. Our competitors include such VoIP services companies such as Net2Phone, Skype, Vonage, Go2Call and DeltaThree.


Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater brand recognition and more established relationships in the industry than we have. As a result, certain of these competitors may be able to adopt more aggressive pricing policies which may hinder our ability to market our voice services. We believe that our key competitive advantages are a function of our continuing research and development, including our two method patents pending:

      o Linking a telephone number to an IP address, allowing anyone, anywhere in the world to dial a traditional telephone number to originate a call to the distinct IP address of a voiceglo customer; and

      o Browser to telephone interface, which turns any browser into a voice enabled communications device and includes many features commonly available from traditional telephone service providers.

There can be no assurance that we will be successful in our efforts to patent this technology.

Computer Games Business

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


                  INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

We regard substantial elements of our Websites and underlying technology as proprietary. In addition, we have developed in our VoIP business certain technologies which we believe are proprietary and are seeking to develop additional propriety technology. We attempt to protect these assets by relying on intellectual property laws. We also generally enter into confidentiality agreements with our employees and consultants and in connection with our license agreements with third parties. We also seek to control access to and distribution of our technology, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar technology independently. We pursue the registration of our trademarks in the United States and internationally and we are currently pursuing patent protection for certain of our VoIP technology, including certain technology related to our linkage of a telephone number to an IP address and our browser to telephone interface.

Effective trademark, service mark, copyright, patent and trade secret protection may not be available in every country in which our services are made available through the Internet. Policing unauthorized use of our proprietary information is difficult. Existing or future trademarks or service marks applied for or registered by other parties and which are similar to ours may prevent us from expanding the use of our trademarks and service marks into other areas.
Enforcing our patent rights could result in costly litigation. Our patent applications could be rejected or any patents granted could be invalidated in litigation. Should this happen, we would lose a significant competitive advantage. Additionally, our competitors or others could be awarded patents on technologies and business processes that could require us to significantly alter our technology, change our business processes or pay substantial license and royalty fees. (See "Risk Factors-We rely on intellectual property and proprietary rights.")


                  GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

In General

We are subject to laws and regulations that are applicable to various Internet activities. There are an increasing number of federal, state, local and foreign laws and regulations pertaining to the Internet and telecommunications, including internet telephony (VoIP). In addition, a number of federal, state, local and foreign legislative and regulatory proposals are under consideration. Laws or regulations may be adopted with respect to the Internet relating to, among other things, fees and taxation of VoIP telephony services, liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy and quality of products and services. Changes in tax laws relating to electronic commerce could materially affect our business, prospects and financial condition. Moreover, the applicability to the Internet of existing laws governing issues such as intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment and personal privacy is uncertain and developing. Any new legislation or regulation, or the application or interpretation of existing laws or regulations, may decrease the growth in the use of the Internet or VoIP telephony services, may impose additional burdens on electronic commerce or may alter how we do business.

New laws and regulations may increase our costs of compliance and doing business, decrease the growth in Internet use, decrease the demand for our services or otherwise have a material adverse effect on our business.

Internet Telephony (VoIP) Regulation

The use of the Internet and private IP networks to provide voice communications services over the Internet is a relatively recent market development. Although the provision of such services is currently permitted by United States federal law and largely unregulated within the United States, several foreign governments have adopted laws and/or regulations that could restrict or prohibit the provision of voice communications services over the Internet or private IP networks.

In the United States, the Federal Communications Commission ("FCC") has so far declined to conclude that IP telephony services constitute telecommunications services (rather than information services). The FCC held a forum on VoIP issues on December 1, 2003, which included regulatory classification issues. On March 10, 2004, the FCC released guidelines and questions upon which it is seeking public comment to determine what regulation, if any, will govern companies that provided VoIP services. Specifically, the FCC has expressed an intention to further examine the question of whether certain forms of phone-to-phone VOIP services are information services or telecommunications services. The two are treated differently in several respects, with certain information services being regulated to a lesser degree. The FCC has noted that certain forms of phone-to-phone VOIP services bear many of the same characteristics as more traditional voice telecommunications services and lack the characteristics that would render them information services. The FCC has indicated that the mechanisms for contributing to the Universal Service Fund, issues as to applicability of access charges and other matters will be considered in that context. The FCC had previously opened a proceeding in response to a petition by AT&T which seeks a declaration to preclude local exchange carriers from imposing access charges on certain AT&T phone-to-phone IP services asserted to be provided over the Internet. The FCC has recently ruled that so called "pure" VoIP services which flow entirely over the Internet and never interconnect with the public switched telephone network, such as a computer to computer call, are not telecommunications services subject to regulation. The ruling specifically does not address whether traditional phone regulations might apply to VoIP services (like those offered by voiceglo) to end users that interconnect with the traditional telephone system.

If the FCC or any state determines to regulate VoIP, they may impose surcharges, taxes, licensing or additional regulations upon providers of Internet telephony. These surcharges could include access charges payable to local exchange carriers to carry and terminate traffic, contributions to the universal service fund or other charges. Regulations requiring compliance with the Communications Assistance for Law Enforcement Act, or provision of enhanced 911 services could also place a significant financial burden on us. The imposition of any such additional fees, charges, taxes, licenses and regulations on VoIP services could materially increase our costs and may reduce or eliminate the competitive pricing advantage we seek to enjoy. We cannot predict what regulations, if any the FCC will impose.

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

More aggressive regulation of Internet telephony providers and VoIP services may adversely affect our VoIP business operations, and ultimately our financial condition, operating results and future prospects.

Certain Other Regulation Affecting the Internet

In the United States, Congress has recently adopted legislation that regulates certain aspects of the Internet, including online content, user privacy and taxation. In addition, Congress and other federal entities are considering other legislative and regulatory proposals that would further regulate the Internet. Congress has, for example, considered legislation on a wide range of issues including Internet spamming, database privacy, gambling, pornography and child protection, Internet fraud, privacy and digital signatures. Various states have adopted and are considering Internet-related legislation. Increased U.S.

regulation of the Internet may slow its growth, particularly if other governments follow suit, which may negatively impact the cost of doing business over the Internet and materially adversely affect our business, financial condition, results of operations and future prospects. Legislation has also been proposed that would clarify the regulatory status of VoIP service. The Company has no way of knowing whether legislation will pass or what form it might take. Domain names have been the subject of significant trademark litigation in the United States and internationally. The current system for registering, allocating and managing domain names has been the subject of litigation and may be altered in the future. The regulation of domain names in the United States and in foreign countries may change. Regulatory bodies are anticipated to establish additional top-level domains and may appoint additional domain name registrars or modify the requirements for holding domain names, any or all of which may dilute the strength of our names. We may not acquire or maintain our domain names in all of the countries in which our websites may be accessed, or for any or all of the top-level domain names that may be introduced.

Internationally, the European Union has also enacted several directives relating to the Internet. The European Union has, for example, adopted a directive that imposes restrictions on the collection and use of personal data. Under the directive, citizens of the European Union are guaranteed rights to access their data, rights to know where the data originated, rights to have inaccurate data rectified, rights to recourse in the event of unlawful processing and rights to withhold permission to use their data for direct marketing. The directive could, among other things, affect U.S. companies that collect or transmit information over the Internet from individuals in European Union member states, and will impose restrictions that are more stringent than current Internet privacy standards in the U.S. In particular, companies with offices located in European Union countries will not be allowed to send personal information to countries that do not maintain adequate standards of privacy.


EMPLOYEES

As of December 31, 2003, we had approximately 42 active full-time employees. Our future success depends, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel. Competition for these persons is intense. From time to time, we also employ independent contractors to support our network operations, research and development, marketing, sales and support and administrative organizations. Our employees are not represented by any collective bargaining unit and we have never experienced a work stoppage. We believe that our relations with our employees are good.


ITEM 2. PROPERTIES

Our corporate headquarters is located in Fort Lauderdale, Florida, where we lease approximately 15,000 square feet of office space from a company which is controlled by our Chairman. We maintain approximately 9,500 square feet of office space in two separate locations in Vermont in connection with the operations of our Computer Games magazine and Chips & Bits, Inc. We own one property and the other is a lease which expires in September 2005. Additionally, we have obtained collocation space in secure telecommunications data centers located in Florida, Georgia and New York which is used to house certain Internet routing and computer equipment.

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

The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On July 15, 2002, the Company moved to dismiss all claims against it and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based on stipulations of dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company. The Company has approved a Memorandum of Understanding ("MOU") and related agreements which set forth the terms of a settlement between the Company, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement contemplated by the MOU provides for a release of the Company and the individual defendants for the conduct alleged in the action to be wrongful. The Company would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the MOU and related agreements will be covered by existing insurance. Therefore, the Company does not expect that the settlement will involve any payment by the Company. The MOU and related agreements are subject to a number of contingencies, including the negotiation of a settlement agreement and its approval by the Court. We cannot opine as to whether or when a settlement will occur or be finalized and, consequently, are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period.

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

The Answer to the Complaint, with counterclaims, was served on October 20, 2003, denying plaintiff's allegations of improper and unlawful conduct in their entirety. The parties have recently reached an amicable resolution of this matter, including a mutual release of all claims. We anticipate that the release agreement will be finalized and a Stipulation of Dismissal will be filed with the Court by the end of April 2004.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our stockholders for a vote during the three months ended December 31, 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The shares of our Common Stock were delisted from the NASDAQ national market in April 2001 and now trade in the over-the-counter market on what is commonly referred to as the electronic bulletin board, under the symbol "TGLO.OB" The following table sets forth the range of high and low bid prices of our common stock for the periods indicated as reported by the over-the-counter market (the electronic bulletin board). The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

                                      2003          2002
                                  ------------  ------------
                                  High    Low   High    Low
                                  -----  -----  -----  -----
                  Fourth Quarter  $2.12  $1.30  $0.17  $0.05
                  Third Quarter   $1.97  $1.12  $0.10  $0.015
                  Second Quarter  $2.56  $0.13  $0.07  $0.03
                  First Quarter   $0.20  $0.06  $0.07  $0.025


The market price of our Common Stock is highly volatile and fluctuates in response to a wide variety of factors. (See "Risk Factors-Our stock price is volatile.")

HOLDERS OF COMMON STOCK

We had approximately 667 holders of record of Common Stock as of March 24, 2004. This does not reflect persons or entities that hold Common Stock in nominee or "street" name through various brokerage firms.

DIVIDENDS

We have not paid any cash dividends on our Common Stock since our inception and do not intend to pay dividends in the foreseeable future. Our board of directors will determine if we pay any future dividends.

SECURITIES OFFERED UNDER EQUITY COMPENSATION PLANS

--------------------------------------------------------------------------------------------------------------
                     Number of securities to be
                       issued upon exercise of     Weighted-average exercise   Number of securities remaining
                    outstanding options, warrants     price of outstanding      available for future issuance
   Plan category             and rights           options, warrants and rights under equity compensation plans
--------------------------------------------------------------------------------------------------------------
      Equity
Compensation plans
    approved by
 security holders           4,421,810                    $  1.55                          400,177
--------------------------------------------------------------------------------------------------------------
      Equity
Compensation plans
  not approved by
 security holders           5,521,000                    $  0.05                          959,000
--------------------------------------------------------------------------------------------------------------
       Total
                            9,942,810                    $  0.72                       1,359,177
--------------------------------------------------------------------------------------------------------------

Equity compensation plans not approved by security holders consist of the following:

      o 230,000 shares of Common Stock of theglobe.com, inc., par value $0.001 per share , issued to Charles Peck pursuant to the Non-Qualified Stock Option Agreement dated June 1, 2002 at an exercise price of $0.035 per share. These stock options vested immediately and have a life of ten years from date of grant.

      o 1,750,000 shares of Common Stock of theglobe.com, inc., issued to Edward A. Cespedes pursuant to the Non-Qualified Stock Option Agreement dated August 12, 2002 at an exercise price of $0.02 per share. These stock options vested immediately and have a life of ten years from date of grant.

      o 2,500,000 shares of Common Stock of theglobe.com, inc., issued to Michael S. Egan pursuant to the Non-Qualified Stock Option Agreement dated August 12, 2002 at an exercise price of $0.02 per share. These stock options vested immediately and have a life of ten years from date of grant.

      o 500,000 shares of Common Stock of theglobe.com, inc., issued to Robin M. Lebowitz pursuant to the Non-Qualified Stock Option Agreement dated August 12, 2002 at an exercise price of $0.02 per share. These stock options vested immediately and have a life of ten years from date of grant.

      o 500,000 shares of Common Stock of theglobe.com, inc., issued to Kellie Smythe pursuant to the Non-Qualified Stock Option Agreement dated July 17, 2003 at an exercise price of $0.20 per share. 125,000 of these stock options vested immediately with the balance of 375,000 vesting quarterly on a pro-rata basis over three years. These stock options have a life of ten years from date of grant. Ms. Smythe terminated her employment with theglobe.com effective February 10, 2004 and has 90 days from that date to exercise any of her vested options.

      o The Company's 2003 Amended and Restated Non-Qualified Stock Option Plan (the "2003 Plan"). The purpose of the 2003 Plan is to strengthen theglobe.com, inc. by providing an incentive to certain employees and consultants (or in certain circumstances, individuals who are the principals of certain consultants) of the Company or any subsidiary of the Company, with a view toward encouraging them to devote their abilities and industry to the success of the Company's business enterprise. The 2003 Plan is administered by a Committee appointed by the Board to administer the Plan, which has the power to determine those eligible individuals to whom options shall be granted under the 2003 Plan and the number of such options to be granted and to prescribe the terms and conditions (which need not be identical) of each such option, including the exercise price per share subject to each option and vesting schedule of options granted thereunder, and make any amendment or modification to any agreement consistent with the terms of the 2003 Plan. The maximum number of shares that may be made the subject of options granted under the 2003 Plan is 1,000,000 and no option may have a term in excess of 10 years. Options to acquire an aggregate of 41,000 shares of Common Stock have been issued to various independent sales agents at a weighted average exercise price of $1.54. These stock options vested immediately and have a life of ten years from date of grant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS  OR PLAN OF OPERATION

                         OVERVIEW AND PLAN OF OPERATION

OVERVIEW

During 2000 and 2001, the Company restructured its business operations and sold off or closed most of its businesses. As of December 31, 2003, we managed two primary lines of business. One line consists of our historical network of three wholly owned businesses, each of which specializes in the games business by delivering games information and selling games in the United States and abroad. These businesses are: our print publication Computer Games Magazine; our Computer Games Online website (www.cgonline.com), which is the online
counterpart  to  Computer   Games   Magazine;   and  our  Chips  &  Bits,   Inc.
(www.chipsbits.com) games distribution company. Management of the Company continues to actively explore a number of strategic alternatives for its remaining online and offline game properties, including continuing its existing operations and using its cash on hand, selling some or all of these properties and/or entering into new or different lines of business.

The second line of business, voice over Internet protocol ("VoIP") telephony services, includes voiceglo Holdings, Inc., a wholly-owned subsidiary of theglobe.com that offers VoIP web-based, home and business phone service to anyone anywhere in the world. The term "VoIP" refers to a category of hardware and software that enables people to use the Internet as the transmission medium for telephone calls.

At the current time, our revenues are derived principally from the sale of print advertisements under short-term contracts in our games information magazine Computer Games, through the sale of video games and related products through our games distribution business Chips & Bits, Inc.; through the sale of our games information magazine through newsstands and subscriptions; and through limited sale of online advertisements. Given their recent launch, our voiceglo VoIP products and services have yet to produce any significant revenue.


                              RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

NET REVENUE. Our revenue sources were principally from the sale of print advertisements under short-term contracts in our games information magazine Computer Games; the sale of video games and related products through our games distribution business Chips & Bits, Inc.; the sale of our games information magazine through newsstands and subscriptions; and the sale of VoIP telephony services (primarily from our wholesale VoIP services and not our recently launched voiceglo retail VoIP services).

Net revenue totaled $6.6 million for the year ended December 31, 2003 as compared to $9.7 million for the year ended December 31, 2002. The $3.1 million decline in total net revenue was primarily attributable to decreases in magazine sales, electronic commerce revenue and advertising, partially offset by net revenue generated by our VoIP telephony services division.

Advertising revenue from the sale of print advertisements in our games magazine was $2.6 million, or 39%, of total net revenue for the year ended December 31, 2003, versus $3.1 million, or 32%, of total net revenue for the prior year. Barter advertising revenue represented approximately 2% and 1% of total net revenue for the years ended December 31, 2003 and 2002, respectively.

Net revenue attributable to the sale of our games information magazine was $2.0 million, or 31%, of total net revenue for the 2003 year as compared to $3.5 million, or 36%, of total net revenue in 2002. The decline in net revenue from the sale of our games magazine as compared to the previous year was primarily the result of a decrease in the circulation base of our games magazine. As rates for print advertising charged to advertisers are driven largely by the circulation of the publication, the decline in the circulation base of our games magazine has also contributed to the decrease in our advertising revenue.

Electronic commerce and other net revenue is principally comprised of sales of video games and related products through Chips & Bits, Inc. Sales of our online store accounted for $1.5 million, or 22%, of total net revenue for the year ended December 31, 2003 as compared to $3.1 million, or 32%, of total net revenue for 2002. The $1.6 million decrease was primarily the result of advances in and releases of console and online games, which traditionally have less sales loyalty to our online store, coupled with the continued decline in the number of major PC game releases, on which our online store relies for the majority of sales. In addition, an increasing number of major retailers have increased the selection of video games offered by both their traditional "bricks and mortar" locations and their online commerce sites resulting in increased competition.

Net revenue from telephony services totaled $0.5 million for the year ended December 31, 2003. As part of the Company's strategy to enter the VoIP business, the Company acquired DPT on May 28, 2003, an international licensed telecommunications carrier engaged in the purchase and resale of telecommunications services over the Internet. Telephony services net revenue generated by DPT during 2003 represented approximately 89% of total telephony services net revenue and was derived principally from the charges to customers for international call completion based on the volume of minutes utilized. As a result of management's decision during the first quarter of 2004 to suspend DPT's wholesale business and dedicate the DPT physical and intellectual assets to its retail VoIP business, net revenue derived from the wholesale business of DPT is not expected to represent a significant component of telephony services net revenue in the near term. Net revenue attributable to the launch of the Company's voiceglo products represented the remaining 11% of total 2003 telephony services net revenue. Although the Company launched its basic suite of VoIP offerings on a "national" basis during the fourth quarter of 2003, the

Company has continued to focus significant resources on further development of its voiceglo product line, most recently evidenced by the 2004 first quarter launch of its "GloPhone" product line. In addition, the Company has continued to formulate its marketing strategy and distribution network for its voiceglo products.

COST OF PRODUCTS AND PUBLICATIONS SOLD. Cost of products and publications sold related to our games division consists primarily of printing costs of our games magazine, Internet connection charges, personnel costs, maintenance costs of website equipment and the costs of merchandise sold and shipping fees in connection with our online store. Cost of products and publications sold by our games division totaled approximately $3.1 million and $5.6 million for the years ended December 31, 2003 and 2002, respectively. The gross margin of the Company's games division approximated 48% in 2003 as compared to 42% in 2002. The overall improvement in the gross margin of the games division as compared to the prior year resulted from the increase in advertising revenue as a percentage of total net revenue, coupled with an improvement in the gross profit margin of Chips & Bits. The remaining $0.2 million of cost of products sold for 2003 consisted primarily of customer equipment costs related to the sale of the Company's voiceglo service launched during mid-August 2003.

DATA COMMUNICATIONS, TELECOM AND NETWORK OPERATIONS. This expense category relates to the Company's entry into the VoIP business in 2003 and includes termination and circuit costs related to the Company's wholesale telephony services business marketed by DPT and the Company's retail telephony services business marketed under the voiceglo brand name. Personnel and consulting costs incurred in support of the Company's Internet telecommunications network are also included in this expense category. Data communications, telecom and network operations expenses are expected to increase in the future as the Company further expands its data communications network and expands its telecommunications carrier relationships in order to support its voiceglo product line.

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and related expenses of sales and marketing personnel, commissions, advertising and marketing costs, public relations expenses, promotional activities and barter expenses. Sales and marketing expenses were $3.3 million for the year ended December 31, 2003 as compared to $3.5 million for the year ended December 31, 2002. A decline of $1.6 million in sales and marketing expenses incurred by the Company's games division was partially offset by $1.4 million of sales and marketing expenses of the VoIP telephony services division. Sales and marketing expenses of the games division represented approximately 31% and 36% of total net revenue attributable to the games division's operations for the years ended December 31, 2003 and 2002, respectively. The 38% reduction in net revenue generated by the Company's games division as compared to 2002 and the corresponding decreases in agency subscription expense, were the principal factors contributing to the decrease in sales and marketing expenses of the games division. Costs incurred in staffing internally, the identification and continuing development of a potential independent sales network and advertising the voiceglo product line were the principal components of sales and marketing expenses of the VoIP telephony services operations during the year ended December 31, 2003.

PRODUCT DEVELOPMENT. Product development expenses include salaries and related personnel costs, expenses incurred in connection with website development, testing and upgrades; editorial and content costs; and costs incurred in the development of our voiceglo branded products. Product development expenses increased to $0.9 million for the year ended December 31, 2003, as compared to $0.7 million for the year ended December 31, 2002. The increase was principally attributable to personnel costs and consulting expenses relating to the development of our VoIP telephony products and services, which totaled approximately $0.3 million during 2003.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and related personnel costs for general corporate functions including finance, human resources and facilities, outside legal and professional fees, directors and officers insurance, bad debt expenses and general corporate overhead costs. General and administrative expenses were $5.3 million for the year ended December 31, 2003, as compared to $2.8 million for the year ended December 31, 2002. Increases in headcount and the resulting personnel expenses, as well as other general and administrative expenses directly attributable to the Company's new line of business, VoIP telephony services, were major factors contributing to the $2.5 million increase in total general and administrative expenses. Other expense categories which increased as compared to 2002 largely as a result of the Company's entrance into the VoIP business, included legal fees, other professional fees and facilities costs.

AMORTIZATION OF INTANGIBLE ASSETS. Amortization expense of approximately $0.1 million recorded during 2003 represented the amortization of the non-compete agreement recorded in connection with the acquisition of DPT prior to its write-off at year-end and amortization of capitalized patent costs related to our voiceglo products.

IMPAIRMENT CHARGE. During the first quarter of 2004, the Company decided to suspend DPT's wholesale business and decided to dedicate the DPT physical and intellectual assets to its retail VoIP business, which is conducted under the name of "voiceglo". As a result, management reviewed the long-lived assets associated with the wholesale VoIP business for impairment. Goodwill of approximately $0.6 million and the unamortized balance of the non-compete intangible asset of approximately $0.3 million recorded in connection with the May 2003 acquisition of DPT were written off and recorded as an impairment loss. No impairment charges were recorded during 2002.

INTEREST INCOME (EXPENSE), NET. Non-cash interest expense of $1.5 million was recorded in the second quarter of 2003 related to the beneficial conversion feature of the $1,750,000 in Convertible Notes issued on May 22, 2003. The expense resulted as the Convertible Notes were convertible into our Common Stock at a price below the fair market value of our Common Stock (for accounting purposes), based on the closing price of our Common Stock as reflected on the OTCBB on the issuance date of the notes. In addition, the warrant to acquire 3,888,889 shares of our Common Stock issued to one of the note holders was exercisable at a price below the fair market value of our Common Stock (for accounting purposes), based on the closing price of our Common Stock as reflected on the OTCBB on the date of issuance. The value assigned to the warrant was recorded as a discount to the face value of the Convertible Notes to be amortized to interest expense over the term of the Convertible Notes. Discount amortization of approximately $0.2 million was included in interest expense, net, during the year ended December 31, 2003.

OTHER EXPENSE, NET. Other expense, net, of $0.4 million was reported for the year ended December 31, 2003. Other expense in 2003 includes reserves against the amounts loaned by the Company to a development stage Internet related business venture totaling $0.5 million.

INCOME TAXES. No tax benefit was recorded for the year ended December 31, 2003 as we recorded a 100% valuation allowance against our otherwise recognizable deferred tax assets due to the uncertainty surrounding the timing or ultimate realization of the benefits of our net operating loss carryforwards in future periods. The income tax provision recorded for the year ended December 31, 2002 was based solely on state and local taxes on business and investment capital. Our effective tax rate differs from the statutory Federal income tax rate, primarily as a result of the uncertainty regarding our ability to utilize our net operating loss carryforwards. As of December 31, 2003, the Company had net operating loss carryforwards available for U.S. and foreign tax purposes of approximately $144 million. These carryforwards expire through 2023. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Due to the change in our ownership interests in August 1997 and May 1999 and the Company's recently completed private offering in March 2004 (together with the exercise and conversion of various securities in connection with such private offering), as defined in the Internal Revenue Code of 1986, as amended, the Company may have substantially limited or eliminated the availability of its net operating loss carryforwards. There can be no assurance that the Company will be able to avail itself of any net operating loss carryforwards..

                         LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ITEMS. As of December 31, 2003, we had approximately $1.1 million in cash and cash equivalents as compared to $0.7 million as of December 31, 2002. Net cash used in operating activities was $6.9 million and $2.0 million for the years ended December 31, 2003 and 2002, respectively. The year-over-year increase in net cash used in operating activities resulted primarily from an increase in our net operating losses, partially offset by the impact of non-cash charges and gains recorded in 2003 and 2002. The most significant of these non-cash charges during 2003 included the non-cash interest expense recorded as a result of the beneficial conversion feature of the $1.75 million in Convertible Notes and associated warrants, as well as the non-cash impairment charge related to the write-off of goodwill and a non-compete intangible recorded as a result of the acquisition of DPT.

Net cash of $3.2 million was used in investing activities during the year ended December 31, 2003. As further described below, the Company incurred $2.4 million in capital expenditures during 2003, primarily within the VoIP telephony services division. These expenditures included costs in the development of the data communications network used to support the voiceglo product line, as well as the Company's historical wholesale VoIP business. Additionally, in February 2003, the Company committed to fund operating expenses of a development stage
Internet venture at the Company's discretion in the form of a loan. As of December 31, 2003, approximately $0.5 million had been advanced to the venture. During 2003, the Company invested approximately $10.3 million in marketable securities, the funds of which were principally from the proceeds received in connection with the issuance of the Company's Series G Preferred Stock. Approximately $10.1 million of investments were sold throughout the second half of 2003 as working capital was required to fund operations. Partially offsetting these uses of funds in 2003 was the $0.1 million in net cash acquired upon the May 2003 acquisition of DPT. The purchase price of DPT consisted of the issuance of 1,375,000 shares of the Company's Common Stock and the issuance of warrants to acquire 500,000 shares of the Company's Common Stock. Warrants to acquire an additional 2,750,000 shares of our Common Stock could be issued if certain performance or other criteria are satisfied. Net cash provided by investing activities in 2002 was $0.1 million principally resulting from the sale of the assets of the Happy Puppy website.

Net cash provided by financing activities in 2003 totaled $10.5 million. As discussed below and in the notes to the consolidated financial statements, the Company issued $0.5 million in Series F Convertible Preferred Stock in March 2003; $1.75 million of Convertible Notes in May 2003, and approximately $8.6 million, net of offering costs, of Series G Preferred Stock and associated warrants in July 2003. Immediately after the May 2003 closing of the DPT acquisition, the Company paid $0.5 million in cash to the former shareholders of DPT in repayment of certain loans which they had extended to DPT prior to its acquisition by theglobe.com.

In order to offer our VoIP services we have invested substantial capital and made substantial commitments related to the development of the voiceglo network and telephony handsets and related adapters. The voiceglo network is comprised of switching hardware and software, servers, billing and inventory systems, and telecommunication carrier services. We own and operate VoIP switch equipment in Miami and New York, and interconnect these switches utilizing leased transport network through numerous carrier agreements with third party providers. Through these carrier relationships we are able to carry the traffic of our customers over the Internet and interact with the PSTN. We generally enter into from one to five year agreements with these carriers pursuant to which, in exchange for allocating and dedicating availability on their networks, we undertake to provide minimum usage of these networks. In general, the larger our commitment the lower our per minute cost of usage of the network. Given the recent introduction of our voiceglo service offerings, our minimum commitments under these carrier agreements presently greatly exceed our actual usage.

Based upon our existing contractual commitments, we anticipate that our capital needs for our network over the next twelve months will be substantially as follows:

      o Planned network hardware expenditures for switching and server equipment are projected to be approximately $1.5 - $2.0 million;

      o Planned network software expenditures are projected to be approximately $300,000; and

      o Planned carrier transport and interconnection services are projected to be approximately $3.5 million.

We have entered into a contract with a supplier for telephony handsets related to our VoIP services. Subject to the supplier's compliance with the terms of the contract, we have committed to purchase additional equipment from this supplier during 2004 totaling approximately $3.4 million. In addition, we anticipate acquiring other non-network VoIP equipment of approximately $1.0 to $2.0 million. See Note 9, "Commitments and Contingencies" for further discussion of the Company's contractual obligations and commitments.

As a result of the proceeds raised from our March 2004 private offering, as further described below, management does not presently anticipate that the Company will need to raise additional funds within at least the next twelve months in order to implement its business plans for its existing businesses. However, there can be no assurance that the capital needs of the Company will not change, that we will not enter into additional lines of business or that forecasted expenses will not substantially exceed our expectations. In addition, our financial position would be adversely affected if we became liable for any substantial penalties relating to our registration obligations under the private offering. In any of such events, we may be required to raise additional capital. We currently have no access to credit facilities with traditional third party lenders and there can be no assurance that we would be able to raise any such capital. In addition, any financing that could be obtained (or any shares of common stock issued in payment of any registration penalties relating to the March 2004 private offering) would likely significantly dilute existing shareholders.

CAPITAL TRANSACTIONS. In March 2004, theglobe.com, inc. completed a private offering of 333,816 units (the "Units") for a purchase price of $85 per Unit (the "Private Offering"). Each Unit consisted of 100 shares of the Company's Common Stock, $0.001 par value (the "Common Stock"), and warrants to acquire 50 shares of the Company's Common Stock (the "Warrants"). The Warrants are exercisable for a period of five years commencing 60 days after the initial closing at an initial exercise price of $0.001 per share. The aggregate number of shares of Common Stock issued in the Private Offering was 33,381,647 shares for an aggregate consideration of $28,374,400, or approximately $0.57 per share assuming the exercise of the 16,690,824 Warrants. The securities offered in the Private Offering were not registered under the Securities Act of 1933 and may not be offered or resold in the United States absent registration or an applicable exemption from such registration requirements. Pursuant to the terms of the Private Offering, the Company is contractually obligated to file a registration statement relating to the resale of the Securities on or about April 22, 2004 and to cause such registration statement to become effective on or about July 6, 2004 (or 30 days earlier if such registration statement is not reviewed by the Securities and Exchange Commission). In the event the Company is late in any of its registration obligations, it will be liable for payment of a late fee of 5% of the amount raised in the Private Offering per month, not to exceed 25% in the aggregate. Any such late fee may be payable in either cash or additional shares of Common Stock (valued for such purpose at $0.57 per share), or any combination of the two, at the option of the Company. Any shares so issued would be included in the foregoing registration statement. Any such issuance of shares of our common stock may be substantially dilutive of existing shareholders (other than the investors in the Private Offering to whom such shares would be issued). The purpose of the Private Offering was to raise funds for use primarily in the Company's developing voiceglo business, including the deployment of networks, website development, marketing, and capital infrastructure expenditures and working capital. Proceeds may also be used in connection with the Company's other existing or future business operations.

In connection with the Private Offering, Mr. Egan, our Chairman, Chief Executive Officer and principal stockholder, together with certain of his affiliates, including E&C Capital Partners, converted a $2,000,000 of Convertible Bridge Note, $1,750,000 of Secured Convertible Notes and all of the Company's outstanding shares of Series F Preferred Stock, and exercised all of the warrants issued in connection with the foregoing Secured Convertible Notes and Series F Preferred Stock, together with certain warrants issued to Dancing Bear Investments, an affiliate of Mr. Egan. As a result of such conversions and exercises, the Company issued an aggregate of 48,775,909 additional shares of Common Stock. After giving effect to the 33,381,647 shares of Common Stock issued in the Private Offering (excluding the Warrants) and the foregoing conversions and exercises, the Company as of March 24, 2004, had issued and outstanding 131,990,349 shares of Common Stock and 27,004,384 warrants to acquire shares of Common Stock.

On February 2, 2004, Michael S. Egan and his wife, S. Jacqueline Egan, entered into a Note Purchase Agreement with the Company pursuant to which they acquired a convertible promissory note due on demand (the "Bridge Note") in the aggregate principal amount of $2,000,000. The Bridge Note was convertible into shares of the Company's Common Stock. The Bridge Note provided for interest at the rate of ten percent per annum and was secured by a pledge of substantially all of the assets of the Company. Such security interest was shared with the holders of the Company's $1,750,000 Convertible Notes issued on May 22, 2003 to E&C Capital Partners and certain affiliates of Michael S. Egan. In addition, the Egans were issued a warrant to acquire 204,082 shares of theglobe.com Common Stock at an exercise price of $1.22 per share. The Warrant is exercisable at any time on or before February 2, 2009. The exercise price of the Warrant, together with the number of shares for which such Warrant is exercisable, is subject to adjustment upon the occurrence of certain events.

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

On May 22,  2003,  E&C Capital  Partners  together  with certain  affiliates  of
Michael S. Egan, entered into a Note Purchase Agreement with the Company pursuant to which they acquired $1,750,000 of Convertible Notes. The Convertible Notes were convertible into a maximum of approximately 19,444,000 shares of the Company's common stock at a blended rate of $0.09 per share. The Convertible Notes provided for interest at the rate of ten percent per annum payable semi-annually, a one year maturity and were secured by a pledge of substantially all of the assets of the Company. Effective October 3, 2003, the holders of the Convertible Notes waived the option of receiving accrued interest payable in shares of the Company's Common Stock. Additionally, each of the holders of the Convertible Notes agreed to defer receipt of interest until June 1, 2004. In addition, E&C Capital Partners was issued a Warrant to acquire 3,888,889 shares of the Company's Common Stock at an exercise price of $0.15 per share. The Warrant was exercisable at any time on or before May 22, 2013.

On March 28, 2003, E&C Capital Partners signed a Preferred Stock Purchase Agreement and other related documentation pertaining to a $500,000 investment via the purchase of shares of a new Series F Preferred Stock of theglobe.com and closed on the investment. Pursuant to the Preferred Stock Purchase Agreement, E&C Capital Partners received 333,333 shares of Series F Preferred Stock convertible into shares of the Company's Common Stock at a price of $0.03 per share. The Series F Preferred Stock had a liquidation preference of $1.50 per share, provided for payment of a dividend at the rate of 8% per annum and entitled the holder to vote on an "as-converted" basis with the holders of Common Stock. In addition, as part of the $500,000 investment, E&C Capital Partners received warrants to purchase approximately 3,333,333 shares of theglobe.com Common Stock at an exercise price of $0.125 per share. The warrants were exercisable at any time on or before March 28, 2013 and both the warrants' exercise price and number were subject to adjustment.

As a result of the preferential conversion features of the Series G Preferred Stock and the Series F Preferred Stock, a total of $8,120,000 in non-cash dividends to preferred shareholders were recognized during the year ended December 31, 2003.

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

Certain of our accounting policies require higher degrees of judgment than others in their application. These include revenue recognition, valuation of customer receivables, impairment of intangible assets and income tax recognition of deferred tax items. Our policies and related procedures for revenue recognition, valuation of customer receivables, capitalization of computer software costs and goodwill and other intangible assets are summarized below.

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

The Company's games division participates in barter transactions. Barter revenues and expenses are recorded at the fair market value of services provided or received, whichever is more readily determinable in the circumstances. Revenue from barter transactions is recognized as income when advertisements or other products are delivered by the Company. Barter expense is recognized when the Company's advertisements are run on other companies' websites or in their magazines, which typically occurs within one to six months from the period in which the related barter revenue is recognized. Barter advertising revenues represented approximately 2% and 1% of consolidated net revenue for the years ended December 31, 2003 and 2002, respectively.

Advertising. Advertising revenues for the games information magazine are recognized at the on-sale date of the magazine.

Magazine Sales. Newsstand sales of the games information magazine are recognized at the on-sale date of the magazine, net of provisions for estimated returns. Subscriptions are recorded as deferred revenue when initially received and recognized as income ratably over the subscription term.

Electronic Commerce and Other. Sales from the online store are recognized as revenue when the product is shipped to the customer. Amounts billed to customers for shipping and handling charges are included in net revenue. The Company provides an allowance for returns of merchandise sold through its online store. The allowance provided to date has not been significant.

Telephony Services. VoIP telephony services revenue represents fees charged to customers for voice services and is recognized based on minutes of customer usage or as services are provided. The Company records payments received in advance for prepaid services as deferred revenue until the related services are provided. Sales of peripheral VoIP telephony equipment are recognized as revenue when the product is shipped to the customer. Amounts billed to customers for shipping and handling charges are included in net revenue.


VALUATION OF CUSTOMER RECEIVABLES

Provisions for allowance for doubtful accounts are made based on historical loss experience adjusted for specific credit risks. Measurement of such losses requires consideration of the company's historical loss experience, judgments about customer credit risk, and the need to adjust for current economic conditions.

CAPITALIZATION OF COMPUTER SOFTWARE COSTS

The Company capitalizes the cost of internal-use software which has a useful life in excess of one year in accordance with Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Subsequent additions, modifications, or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Capitalized computer software costs are amortized using the straight-line method over three years.

INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that certain acquired intangible assets in a business combination be recognized as assets separate from goodwill. SFAS No. 142 requires that goodwill and other intangibles with indefinite lives should no longer be amortized, but rather tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value.

Our policy calls for the assessment of the potential impairment of goodwill and other identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable or at least on an annual basis. Some factors we consider important which could trigger an impairment review include the following:

      o Significant under-performance relative to historical, expected or projected future operating results;

      o Significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

      o     Significant negative industry or economic trends.

When we determine that the carrying value of goodwill or other identified intangibles may not be recoverable, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model.

As a result of management's decision during the first quarter of 2004, to suspend the wholesale business of Direct Partner Telecom, Inc. ("DPT") and to dedicate the DPT physical and intellectual assets to its retail VoIP business, we reviewed the long-lived assets associated with the Company's wholesale VoIP business for impairment. As a result, the goodwill and non-compete intangible asset recorded in connection with the May 2003 acquisition of Direct Partner
Telecom, Inc. were written off and recorded as an impairment loss in the Company's statement of operations for the year ended December 31, 2003.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December  2003, the FASB issued  Interpretation  No. 46R,  "Consolidation  of
Variable Interest Entities," an Interpretation of ARB 51. This statement requires under certain circumstances consolidation of variable interest entities (primarily joint ventures and other participating activities). The Company has not yet evaluated the impact of this pronouncement on the Company.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instrument consists of obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective from the start of the first interim period beginning after June 15, 2003. The adoption of this standard did not have a material impact on the Company's results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments Hedging Activities." This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 became effective during the third quarter of 2003 and did not have a material impact on the Company's results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123 as it relates to the transition by an entity to the fair value method of accounting for stock-based employee compensation. The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. The adoption of this statement did not have a significant impact on the Company's financial position or results of its operations.

In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and an interpretation of SFAS No. 5, 57, and 107 and rescission of SFAS Interpretation No. 34. This statement addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. This interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The adoption of this statement did not have a significant impact on the Company's financial position or results of operations.

In November 2002, the EITF addressed the accounting for revenue arrangements with multiple deliverables in Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," ("EITF 00-21"). EITF 00-21 provides guidance on how the arrangement consideration should be measured, whether the arrangement should be divided into separate units of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a significant impact on the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 became effective in the first quarter of 2003 and did not have a significant impact on the results of operations or financial position of the Company.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement addresses accounting for and reporting obligations relating to the retirement of long lived assets by requiring that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The adoption of SFAS No. 143 did not have a material effect on the consolidated financial statements.


OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2003, we did not have any material off-balance sheet arrangements that have or are reasonably likely to have a material effect on our current or future financial condition, revenues or expenses, results of operations, liquidity, or capital resources.

                                  RISK FACTORS

In addition to the other information in this report, the following factors should be carefully considered in evaluating our business and prospects.

FUTURE ACQUISITIONS, JOINT VENTURES OR STRATEGIC TRANSACTIONS ENTAIL NUMEROUS RISKS AND UNCERTAINTIES. WE INTEND TO ENTER NEW LINES OF BUSINESS.

We have entered into a new business line, Voice over Internet Protocol ("VoIP") telephony services. In November 2002, we acquired certain VoIP assets from an entrepreneur in exchange for 1,750,000 warrants to purchase our common stock. On May 28, 2003, we acquired Direct Partner Telecom, Inc. ("DPT"), an international licensed telecommunications carrier engaged in the purchase and resale of telecommunication services over the Internet. The purchase price consisted of 1,375,000 shares of theglobe.com common stock and 500,000 warrants to purchase theglobe.com common stock, together with the ability to earn an additional 2,750,000 warrants. We may also enter into new or different lines of business, as determined by management and our Board of Directors. The acquisitions of VoIP assets and of DPT, as well as any future acquisitions or joint ventures could result, and in some instances have resulted (particularly as it pertains to DPT), in numerous risks and uncertainties, including:

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

WE HAVE A HISTORY OF OPERATING LOSSES AND EXPECT TO CONTINUE TO INCUR LOSSES.

Since our inception, we have incurred net losses in each quarter, except the fourth quarter of 2002 where we had net income of approximately $17,000. We expect that we will continue to incur net losses for the foreseeable future. We had net losses of approximately $11 million and $2.6 million for the years ended December 31, 2003 and 2002, respectively. The principal causes of our losses are likely to continue to be:

o     costs resulting from the operation of our businesses;

o     costs relating to entering new business lines;

o     failure to generate sufficient revenue; and

o     general and administrative expenses.

Although we have restructured our businesses, we still expect to continue to incur losses as we develop our VoIP telephony services business and while we explore a number of strategic alternatives for our online and offline games properties, including continuing to operate the properties, acquisition or development of complementary products, selling some or all of the properties or other changes to our business.

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

o     availability of cost-effective, high-speed service; and

o     bandwidth availability.

As web usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth or its performance and reliability may decline. Websites have experienced interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays frequently occur in the future, web usage, as well as usage of our services, could grow more slowly or decline. Also, the Internet's commercial viability may be significantly hampered due to:

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

THE VOIP MARKET IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE AND WE WILL NEED TO DEPEND ON NEW PRODUCT INTRODUCTIONS AND INNOVATIONS IN ORDER TO ESTABLISH, MAINTAIN AND GROW OUR BUSINESS.

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

o     effective manufacturing processes; and

o     success of promotional efforts.

Additionally, we may also be required to collaborate with third parties to develop our products and may not be able to do so on a timely and cost-effective basis, if at all. If we are unable, due to resource constraints or technological or other reasons, to develop and introduce new or enhanced products in a timely manner or if such new or enhanced products do not achieve sufficient market acceptance, our operating results will suffer and our business will not grow.

THE INTERNET TELEPHONY BUSINESS IS HIGHLY COMPETITIVE AND ALSO COMPETES WITH TRADITIONAL TELEPHONY PROVIDERS.

The long distance telephony market and the Internet telephony market are highly competitive. There are several large and numerous small competitors, and we expect to face continuing competition based on price and service offerings from existing competitors and new market entrants in the future. The principal competitive factors in our market include price, quality of service, breadth of geographic presence, customer service, reliability, network size and capacity, and the availability of enhanced communications services. Our competitors will include major and emerging telecommunications carriers in the U.S. and abroad. Financial difficulties in the past several years of many telecommunications providers are rapidly altering the number, identity and competitiveness of the marketplace. Many of the competitors for our current and planned voiceglo service offerings and of our subsidiary, Direct Partner Telecom, have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we have. As a result, certain of these competitors may be able to adopt more aggressive pricing policies which could hinder our ability to market our voice services.

During the past several years, a number of companies have introduced services that make Internet telephony or voice services over the Internet available to businesses and consumers. All major telecommunications companies, including entities like AT&T, Sprint and MCI, as well as ITXC, iBasis, Net2Phone and deltathree.com either presently or potentially route traffic to destinations worldwide and compete or can compete directly with us. Other Internet telephony service providers focus on a retail customer base and compete with us. These companies may offer the kinds of voice services we currently offer or intend to offer in the future. In addition, companies currently in related markets have begun to provide voice over the Internet services or adapt their products to enable voice over the Internet services. These related companies may potentially migrate into the Internet telephony market as direct competitors. A number of cable operators have also begun to offer VoIP telephony services via cable modems which provide access to the Internet. These companies, which tend to be large entities with substantial resources, generally have large budgets available for research and development, and therefore may further enhance the quality and acceptance of the transmission of voice over the Internet.

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

Our ability and plans to provide telecommunication services at attractive rates arise in large part from the fact VoIP services are not currently subject to the same regulation as traditional telephony. Because their services are not currently regulated to the same extent as traditional telephony, VoIP providers can currently avoid paying charges that traditional telephone companies must pay. Many traditional telephone operators are lobbying the Federal Communications Commission (FCC) and the states to regulate VoIP on the same or similar basis as traditional telephone services. The FCC and several states are examining this issue. The FCC held a forum on VoIP issues on December 1, 2003, which included regulatory classification issues. On March 10, 2004, the FCC released guidelines and questions upon which it is seeking public comment to determine what regulation, if any, will govern companies that provided VoIP services. Specifically, the FCC has expressed an intention to further examine the question of whether certain forms of phone-to-phone VOIP services are information services or telecommunications services. The two are treated differently in several respects, with certain information services being regulated to a lesser degree. The FCC has noted that certain forms of phone-to-phone VOIP services bear many of the same characteristics as more traditional voice telecommunications services and lack the characteristics that would render them information services. The FCC has indicated that the mechanisms for contributing to the Universal Service Fund, issues as to applicability of access charges and other matters will be considered in that context. The FCC had previously opened a proceeding in response to a petition by AT&T which seeks a declaration to preclude local exchange carriers from imposing access charges on certain AT&T phone-to-phone IP services asserted to be provided over the Internet. The FCC has recently ruled that so called "pure" VoIP services which flow entirely over the Internet and never interconnect with the public switched telephone network, such as a computer to computer call, are not telecommunications services subject to regulation. The ruling specifically does not address whether traditional phone regulations might apply to VoIP services (like those offered by voiceglo) to end users that interconnect with the traditional telephone system.

If the FCC or any state determines to regulate VoIP, they may impose surcharges, taxes or additional regulations upon providers of Internet telephony. These surcharges could include access charges payable to local exchange carriers to carry and terminate traffic, contributions to the universal service fund or other charges. Regulations requiring compliance with the Communications Assistance for Law Enforcement Act, or provision of enhanced 911 services could also place a significant financial burden on us. The imposition of any such additional fees, charges, taxes, licenses and regulations on VoIP services could materially increase our costs and may reduce or eliminate the competitive pricing advantage we seek to enjoy.

A number of state regulators have recently taken the position that VoIP providers are telecommunications providers and must register as such within their states. VoIP operators have resisted such registration on the position that VoIP is not, and should not be, subject to such regulations because VoIP is an information service, not a telecommunication service. In a recent federal court decision, the Minnesota Public Utilities Commission was enjoined in their attempt to enforce traditional phone regulations against Vonage, a VoIP provider. However, other states are not bound by that decision and may reject the VoIP operator's position and may seek to subject us to regulation and require us to pay associated charges and taxes. If states are successful in such regulatory efforts, our business, financial condition and results of operations could be materially and adversely affected.

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

WE RELY ON INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS.

We regard substantial elements of our websites and underlying technology, as well as certain assets relating to our VoIP business and other opportunities we are investigating, as proprietary and attempt to protect them by relying on intellectual property laws and restrictions on disclosure. We also generally enter into confidentiality agreements with our employees and consultants. In connection with our license agreements with third parties, we generally seek to control access to and distribution of our technology and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar technology independently. Thus, we cannot assure you that the steps taken by us will prevent misappropriation or infringement of our proprietary information, which could have an adverse effect on our business. In addition, our competitors may independently develop similar technology, duplicate our products, or design around our intellectual property rights.

We pursue the registration of our trademarks in the United States and internationally. We are also seeking patent protection for certain VoIP assets which we acquired or which we have developed. However, effective intellectual property protection may not be available in every country in which our services are distributed or made available through the Internet. Policing unauthorized use of our proprietary information is difficult. Legal standards relating to the validity, enforceability and scope of protection of proprietary rights in Internet-related businesses are also uncertain and still evolving. We cannot assure you about the future viability or value of any of our proprietary rights.

Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. However, we may not have sufficient funds or personnel to adequately litigate or otherwise protect our rights. Furthermore, we cannot assure you that our business activities will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us, including claims related to providing hyperlinks to websites operated by third parties or providing advertising on a keyword basis that links a specific search term entered by a user to the appearance of a particular advertisement. Moreover, from time to time, third parties may assert claims of alleged infringement by us of their intellectual property rights. Any litigation claims or counterclaims could impair our business because they could:

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

We have entered into the VoIP market and our success is partly dependent on our ability to forge marketing, engineering and carrier partnerships. VoIP communication systems are extremely complex and no single company possesses all the technology components needed to build a complete end to end solution. We will likely need to enter into partnerships to augment our development programs and to assist us in marketing complete solutions to our targeted customers. We may not be able to develop such partnerships in the course of our operations and product development. Even if we do establish the necessary partnerships, we may not be able to adequately capitalize on these partnerships to aid in the success of our business.

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

WE ARE UNABLE TO PREDICT THE VOLUME OF USAGE AND OUR CAPACITY NEEDS FOR OUR VOIP BUSINESS; DISADVANTAGEOUS CONTRACTS WOULD REDUCE OUR OPERATING MARGINS.

We have entered into a number of, and may have to enter into additional, long-term agreements (generally from one to five years) for leased communications transmission capacity with various carriers. Many of these agreements have minimum use requirements pursuant to which we are able to negotiate lower overall per minute usage rates assuming the utilization of all of such minutes. To the extent that we have overestimated (or in the future overestimate) our call volume, we are obligated to pay for more transmission capacity than we actually use, resulting in costs without corresponding revenue. Given the recent introduction of our voiceglo VoIP service offerings, our minimum commitments under existing carrier agreements presently greatly exceed our actual usage. Conversely, in the future, if we underestimate our capacity needs, we may be required to obtain additional transmission capacity through more expensive means or such capacity may not be available. As a result, our margins could be reduced and our business, financial condition and results of operations could be materially and adversely affected.

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

We believe that maintaining awareness of the brand names of all of our games properties ("Chips & Bits", "Strategy Plus" and "CGonline.com") is critical to attracting potential buyers for these properties and to expanding our member base, the traffic on our websites and our advertising and electronic commerce relationships. The closure of the community website at "www.theglobe.com", the Company's flagship website, adversely affected the public's perception of the Company and its then existing businesses. If Internet users, advertisers and customers do not perceive our games properties to be of high quality, the value of the games properties brand names could be materially diluted.

If we fail to promote and maintain our various brands or our games properties' brand values are diluted, our businesses, operating results, financial condition, and our ability to attract buyers for the games properties could be materially adversely affected. The importance of brand recognition will continue to increase because low barriers of entry to the industries in which we operate may result in an increased number of direct competitors. To promote our brands, we may be required to continue to increase our financial commitment to creating and maintaining brand awareness. We may not generate a corresponding increase in revenue to justify these costs.

THE MARKET SITUATION CONTINUES TO BE A CHALLENGE FOR CHIPS & BITS DUE TO ADVANCES IN CONSOLE AND ONLINE GAMES, WHICH HAVE LOWER MARGINS AND TRADITIONALLY LESS SALES LOYALTY TO CHIPS & BITS.

Chips & Bits depends on major releases in the Personal Computer (PC) market for the majority of sales and profits. The game industry's focus on X-Box, Playstation and GameCube has dramatically reduced the number of major PC releases, which resulted in significant declines in revenues and gross margins for Chips & Bits, Inc. Gross margins for Chips & Bits, Inc. were 24% and 23% for the years ended December 31, 2003 and 2002, respectively. Because of the large installed base of personal computers, these revenue and gross margin percentages may fluctuate with changes in the PC game market. However, the Company is unable to predict when, if ever, there will be a turnaround in the PC game market.

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

We historically derived a substantial portion of our revenues from the sale of advertisements on our websites and in our magazine Computer Games Magazine. Our business model and revenues were highly dependent on the amount of traffic on our websites, our ability to properly monetize website traffic and on the print circulation of our Computer Games magazine. Due to our restructuring in August 2001 (the "August 3, 2001 restructuring"), we now have only two (2) sales people in our games division and will have tremendous difficulty maintaining advertising revenues and monetizing traffic to our games properties. In addition, the editorial content on certain of the game properties is only being updated periodically, if at all, which may lead to a further decrease in the number of viewers and which could adversely affect our efforts to sell these properties. The level of traffic on our sites determines the amount of online advertising inventory we can sell and the price for which we can sell our games business. Our ability to generate online advertising revenues depends, in part, on our ability to create new advertising programs without diluting the perceived value of our existing programs. Due to the reduction in headcount, we are unable to create new advertising programs going forward. Print and online advertising have dramatically decreased since the middle of 2000, and may continue to decline, which could continue to have a material effect on the Company. Many advertisers have been experiencing financial difficulties which could materially impact our revenues and our ability to collect our receivables. For these reasons, we cannot assure you that our current advertisers will continue to purchase advertisements from our games properties.

The development of the Internet advertising market has slowed dramatically during the last three years and if it continues to slow down, our business performance would continue to be materially adversely affected.

WE MAY BE MATERIALLY ADVERSELY AFFECTED IF ELECTRONIC COMMERCE DOES NOT BECOME A VIABLE SOURCE OF SIGNIFICANT REVENUES OR PROFITS FOR THE COMPANY. IN ADDITION, OUR ELECTRONIC COMMERCE BUSINESS MAY RESULT IN SIGNIFICANT LIABILITY CLAIMS AGAINST US.

In February 2000, we acquired Chips & Bits, Inc., a direct marketer of video games and related products over the Internet. However, we have limited experience in the sale of products online as compared to many of our competitors and the development of relationships with manufacturers and suppliers of these products. In addition, the closing of our community site and our small business web-hosting site may adversely affect our electronic commerce due to the loss of traffic referred by those sites to the Chips & Bits website. We also face many uncertainties, which may affect our ability to generate electronic commerce revenues and profits, including:

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

In April 2000, we elected to shut down our e-commerce operations in Seattle, Washington in order to focus our e-commerce operations on video games and related products. Accordingly, we cannot assure you that electronic commerce transactions will provide a significant or sustainable source of revenues or profits. Additionally, due to the ability of consumers to easily compare prices of similar products or services on competing websites and consumers' potential preference for competing website's user interface, gross margins for electronic commerce transactions which are narrower than for advertising businesses may further narrow in the future and, accordingly, our revenues and profits from electronic commerce arrangements may be materially and adversely affected. If use of the Internet for electronic commerce does not continue to grow, our business and financial condition would be materially and adversely affected.

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

o     the level of traffic on our websites;

o the overall demand for Internet telephony services, Internet advertising and electronic commerce;

o the addition or loss of VoIP customers, advertisers on our games properties and electronic commerce partners on our websites;

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

o     maintain levels of user traffic on our e-commerce websites;

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

OUR MANAGEMENT TEAM IS INEXPERIENCED IN THE MANAGEMENT OF A PUBLIC COMPANY AND IS SMALL FOR AN OPERATING COMPANY.

Our senior management team is few in number, and other than our Chairman, President and Chief Financial Officer, have not had any previous experience managing a public company. Only our Chairman has had experience managing a large operating company. Accordingly, we cannot assure you that:

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

Our Vice President of Finance and Director, Ms. Robin Lebowitz is also affiliated with Dancing Bear Investments. She is also an officer or director of other companies or entities controlled by Mr. Egan and Mr. Cespedes.

Due to the relationships with his related entities, Mr. Egan will have an inherent conflict of interest in making any decision related to transactions between the related entities and us. We intend to review related party transactions in the future on a case-by-case basis.

WE RELY ON THIRD PARTY OUTSOURCED HOSTING FACILITIES OVER WHICH WE HAVE LIMITED CONTROL.

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

ONLINE CREDIT CARD FRAUD CAN HARM OUR BUSINESS

The sale of our products and services over the Internet exposes us to credit card fraud risks. Many of our products and services, including our voiceglo VoIP services, can be ordered or established (in the case of new voiceglo accounts) over the Internet using a major credit card for payment. The Company is exposed to the risk that some of these credit card accounts are stolen or otherwise fraudulently obtained. In general, the Company is not able to recover fraudulent credit card charges from such accounts. In addition to the loss of revenue from such fraudulent credit card use, the Company also remains liable to third parties whose products or services are engaged by the Company (such as termination fees due telecommunications providers) in connection with the services being provided by the Company. We attempt to manage these fraud risks through our internal controls and our monitoring and blocking systems. If those efforts are not successful, fraud could cause our revenue to decline significantly and our business, financial condition and results of operations to be materially and adversely affected.

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

The market for users and Internet advertising among websites is rapidly evolving. Competition for users and advertisers, as well as competition in the electronic commerce market, is intense and is expected to increase significantly. Barriers to entry are relatively insubstantial and we believe we will face competitive pressures from many additional companies both in the United States and abroad. Accordingly, pricing pressure on advertising rates will continue to increase in the future, which could have a material adverse effect on us to the extent that any remaining businesses rely on advertising. All types of websites compete for users. Competitor websites include other games information networks and various other types of websites. We believe that the principal competitive factors in attracting users to a site are:

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

o     electronic commerce websites, such as Amazon.com; and

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

Additionally, the electronic commerce market is rapidly evolving, and we expect competition among electronic commerce merchants to continue to increase significantly. Because the Internet allows consumers to easily compare prices of similar products or services on competing websites and there are low barriers to entry for potential competitors, gross margins for electronic commerce transactions may continue to be narrow in the future. Many of the products that we sell on our websites may be sold by the maker of the product directly, or by other websites. Competition among Internet retailers, our electronic commerce partners and product makers may have a material adverse effect on our ability to generate revenues through electronic commerce transactions or from these electronic commerce partners.

WE ARE INVOLVED IN SECURITIES CLASS ACTION LITIGATION.

We are a party to the securities class action litigation described in Note 9 to the Consolidated Financial Statements - "Commitments and Contingencies". The defense of the litigation may increase our expenses and will occupy management's attention and resources, and an adverse outcome in this litigation could materially adversely affect us.

VARIOUS STOCKHOLDERS, INDIVIDUALLY OR IN THE AGGREGATE, CONTROL US.

 Michael S. Egan, our Chairman and Chief Executive Officer, beneficially owns or controls, directly or indirectly, approximately 59 million shares of our Common Stock as of March 24, 2004, which in the aggregate represents approximately 43% of the outstanding shares of our Common Stock (treating as outstanding for this purpose the shares of Common Stock issuable upon exercise of the options owned by Mr. Egan or his affiliates). Accordingly, Mr. Egan would likely be able to exercise significant influence over, if not control, any stockholder vote.

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

As of December 31, 2003, there were outstanding options to purchase approximately 9,943,000 shares of Common Stock, which become eligible for sale in the public market from time to time depending on vesting and the expiration of lock-up agreements. The issuance of these securities is registered under the Securities Act and consequently, subject to certain volume restrictions as to options owned by executive officers, will be freely tradable. In addition, as of December 31, 2003, there were outstanding warrants to purchase up to approximately 20,052,000 shares of our Common Stock upon exercise, together with an additional 2,750,000 shares issuable upon exercise of warrants subject to earn-out arrangements. Additionally, as of December 31, 2003, the outstanding shares of our Series F Preferred Stock and the $1,750,000 Convertible Notes are convertible into approximately 16,667,000 shares and 19,444,000 shares of our Common Stock, respectively. Substantially all of our stockholders holding restricted securities, including shares issuable upon the exercise of warrants to purchase our Common Stock, are entitled to registration rights under various conditions.

 In March 2004, theglobe.com, inc. completed a private offering of 333,816 units (the "Units") for a purchase price of $85 per Unit (the "Private Offering"). Each Unit consisted of 100 shares of the Company's common stock and warrants to acquire 50 shares of the common stock (the "Warrants"). The Warrants are exercisable for a period of five years commencing 60 days after the initial closing at an initial exercise price of $.001 per share. The aggregate number of shares of common stock issued in the Private Offering was 33,381,647 shares, together with Warrants to acquire an aggregate of 16,690,824 shares. We are contractually obligated to register the shares of common stock issued in the Private Offering as well as the shares of common stock underlying the Warrants.

In connection with the March 2004 Private Offering, Mr. Egan, our Chairman, Chief Executive Officer and principal stockholder, together with certain of his affiliates and other parties, converted a $2,000,000 Convertible Bridge Note , an aggregate of $1,750,000 of Secured Convertible Notes and all of the Company's outstanding shares of Series F Preferred Stock, and exercised all of the warrants issued in connection with the foregoing Secured Convertible Notes and Series F Preferred Stock, together with certain warrants issued to Dancing Bear Investments (an affiliate of Mr. Egan). As a result of such conversions and exercises, the Company issued an aggregate of approximately 48.75 million shares of Common Stock. After taking into account the conversions, exercises and new investment, as of March 24, 2004, there were outstanding warrants to purchase up to approximately 24,254,000 shares of our Common Stock upon exercise, together with an additional 2,750,000 shares issuable upon exercise of warrants subject to earn-out arrangements.

WE ARE CONTRACTUALLY OBLIGATED TO REGISTER CERTAIN OUTSTANDING SECURITIES AND MAY FACE SUBSTANTIAL PENALTIES IF WE FAIL TO DO SO.

 In connection with the March 2004 Private Offering, we issued an aggregate of 33,381,647 shares of Common Stock, together with Warrants to acquire and additional 16,690,824 shares (the "Securities"). Pursuant to the terms of the Private Offering, the Company is contractually obligated to file a registration statement relating to the resale of the Securities on or about April 22, 2004 and to cause such registration statement to become effective on or about July 6, 2004 (or 30 days earlier if such registration statement is not reviewed by the Securities and Exchange Commission). In the event the Company is late in any of its registration obligations, it will be liable for payment of a late fee of 5% of the amount raised in the Private Offering per month, not to exceed 25% in the aggregate. Any such late fee may be payable in either cash or additional shares of Common Stock (valued for such purpose at $0.57 per share), or any combination of the two, at the option of the Company. Any shares so issued would be included in the foregoing registration statement. Any such issuance of shares of our common stock may be substantially dilutive of existing shareholders (other than the investors in the Private Offering to whom such shares would be issued).

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

Certain Delaware laws could have the effect of delaying, deterring or preventing a change in control of our company. One of these laws prohibits us from engaging in a business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder, unless various conditions are met. In addition, provisions of our charter and by-laws, and the significant amount of Common Stock held by our current and former executive officers, directors and affiliates, could together have the effect of discouraging potential takeover attempts or making it more difficult for stockholders to change management. In addition, the employment contracts of our Chairman, CEO and Vice President of Finance provide for substantial lump sum payments ranging from 2 (for the Vice President) to 10 times (for each of the Chairman and CEO) of their respective average combined salaries and bonuses (together with the continuation of various benefits for extended periods) in the event of their termination without cause or a termination of the executive for "good reason", which is conclusively presumed in the event of a "change-in-control" (as such terms are defined in such agreements).

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

Due to the significant and prolonged decline in the Internet advertising sector, the Company elected to close its community website at "www.theglobe.com" and its small business web-hosting property at "www.webjump.com" in August 2001. The Company has already sold substantially all the assets of (i) Kaleidoscope Networks Limited, the English subsidiary of Attitude Network Ltd. that operated GamesDomain.com and GamesDomain.co.uk, (ii) KidsDomain.com and KidsDomain.co.uk, and (iii) HappyPuppy.com and HappyPuppy.co.uk. In addition, the Company sold the URL of webjump.com. The Company is seeking buyers for its remaining games properties, Chips & Bits, Inc., an electronic commerce retailer that focuses primarily on game enthusiasts' and Strategy Plus, Inc., a media property that publishes a monthly games magazine and a game enthusiast website. The Company may be unable to sell its remaining games properties quickly, if at all, which would result in continued depletion of its cash position since the games business currently operates at a cash loss. The games properties may also lose some of their value while we try to sell them as we do not have full corporate staff to support these businesses. In addition, the "theglobe.com" brand continues to lose significant value since the website "www.theglobe.com" was taken offline August 15, 2001. The closing of our community site and our small business web-hosting site has also adversely affected our electronic commerce due to the inability of those websites after their closure to refer traffic to the Chips & Bits website. We cannot assure you that we will be able to sell all or any of the remaining games business quickly, if at all, or at any significant price, or that there will be any return to our equity holders. In addition, the Company currently has a significant net operating loss carry forward that may help to offset Federal income taxes in the future, should the Company achieve profitability. The rules governing use of the net operating loss carry forward asset are complex and depend on a variety of factors, including maintaining some continuity of existing business lines. There is no guarantee that we will be able to maintain use of the net operating loss carry forward if we choose to sell our games properties or enter different business lines in the future.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       THEGLOBE.COM, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                           F-1


CONSOLIDATED FINANCIAL STATEMENTS

   Balance Sheets                                                            F-2

   Statements of Operations                                                  F-3

   Statements of Stockholders' Equity and Comprehensive Income(Loss)         F-4

   Statements of Cash Flows                                                  F-5

   Notes to Financial Statements                                             F-7

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
theglobe.com, inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of theglobe.com, inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of theglobe.com, inc. and Subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States.


RACHLIN COHEN & HOLTZ LLP

Fort Lauderdale, Florida February 20, 2004, except for Note 14, as to which the date is March 24, 2004

                       THEGLOBE.COM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2003 AND 2002

                                                               Pro forma            2003              2002
                                                            -------------      -------------      -------------
                             ASSETS                             (Unaudited)
                             ------                              (Note 14)
Current Assets:
  Cash and cash equivalents                                 $  30,236,000      $   1,061,702      $     725,422
  Marketable securities                                      ============            267,970                 --
  Accounts receivable, less allowance for doubtful
   accounts of approximately $113,000 and $130,000                                   958,487          1,247,390
  Inventory, less reserves of approximately $109,000
   and $100,000                                                                      770,314            363,982
  Prepaid expenses                                                                   550,930            331,114
  Deposits on inventory purchases                                                    820,675                 --
  Other current assets                                                                26,357                 --
                                                                               -------------      -------------
    Total current assets                                                           4,456,435          2,667,908

Intangible assets                                                                    199,020            164,960
Property and equipment, net                                                        2,416,383            174,117
Other assets                                                                         100,240             40,000
                                                                               -------------      -------------

       Total assets                                                            $   7,172,078      $   3,046,985
                                                                               =============      =============


               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------
Current Liabilities:
  Accounts payable                                                             $   1,935,142      $   1,395,929
  Accrued expenses and other current liabilities                                     840,376            447,189
  Deferred revenue                                                                   176,591            169,519
  Notes payable and current portion of long-term debt                                    877            123,583
                                                                               -------------      -------------
       Total current liabilities                                                   2,952,986          2,136,220

Long-term debt                                              $     285,000          1,913,610             87,852
Other long-term liabilities                                  ============            124,943                 --
                                                                               -------------      -------------
       Total liabilities                                                           4,991,539          2,224,072
                                                                               -------------      -------------

Stockholders' Equity:
  Preferred stock, $0.001 par value; 3,000,000
    shares authorized; 333,333 shares issued and
    outstanding at December 31, 2003,at liquidation value   $          --            500,000                 --
  Common stock, $0.001 par value; 200,000,000 shares         ============
    authorized; 50,245,574 and 31,081,574 shares issued
    at December 31, 2003 and 2002, respectively
    132,403,130 pro forma (unaudited)                       $     132,403             50,246             31,082
                                                             ============
  Additional paid-in capital                                $ 269,523,000        238,301,862        218,310,565
  Treasury stock, 699,281 common shares, at cost             ============           (371,458)          (371,458)
  Accumulated other comprehensive income                                               1,562                 --
  Accumulated deficit                                                           (236,301,673)      (217,147,276)
                                                                               -------------      -------------
       Total stockholders' equity                           $  32,984,000          2,180,539            822,913
                                                            =============      -------------      -------------
       Total liabilities and stockholders' equity                              $   7,172,078      $   3,046,985
                                                                               =============      =============

See notes to consolidated financial statements.

                       THEGLOBE.COM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                              2003             2002
                                                          ------------      ------------
Net Revenue:
  Advertising                                             $  2,555,002      $  3,131,371
  Magazine sales                                             2,014,458         3,461,387
  Electronic commerce and other                              1,462,911         3,074,327
  Telephony services                                           548,081                --
                                                          ------------      ------------
                                                             6,580,452         9,667,085
Operating Expenses:
  Cost of products and publications sold                     3,252,498         5,563,010
  Data communications, telecom and network operations        1,448,840                --
  Sales and marketing                                        3,297,897         3,523,226
  Product development                                          902,415           652,997
  General and administrative                                 5,253,755         2,780,060
  Depreciation                                                 257,560            88,580
  Amortization of intangible assets                             72,182                --
  Impairment charge                                            908,384                --
                                                          ------------      ------------
                                                            15,393,531        12,607,873
                                                          ------------      ------------

Loss from Operations                                        (8,813,079)       (2,940,788)
                                                          ------------      ------------

Other Income (Expense):
  Interest income (expense), net                            (1,777,689)          349,895
  Other expense, net                                          (443,629)          (11,768)
                                                          ------------      ------------
                                                            (2,221,318)          338,127
                                                          ------------      ------------

Loss Before Provision for Income Taxes                     (11,034,397)       (2,602,661)

Provision for Income Taxes                                          --            12,000
                                                          ------------      ------------
Net Loss                                                  $(11,034,397)     $ (2,614,661)
                                                          ============      ============

Basic and Diluted Net Loss Per Common Share               $      (0.49)     $      (0.09)
                                                          ============      ============

Weighted Average Common Shares Outstanding                  38,710,917        30,382,293
                                                          ============      ============

See notes to consolidated financial statements.

                       THEGLOBE.COM, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

                                                                                                                  Accumulated
                                                                Common Stock          Additional                     Other
                                           Preferred     --------------------------    Paid-in       Treasury    Comprehensive
                                             Stock          Shares        Amount       Capital         Stock      Income (Loss)
                                          ------------   ------------  ------------  ------------  ------------   ------------
Balance at December 31, 2001              $         --     31,081,574  $     31,082  $218,255,565  $   (371,458)  $   (120,866)

Year Ended December 31, 2002:
  Net loss                                          --             --            --            --            --             --

  Disposal of Attitude Network-
    translation loss                                --             --            --            --            --        121,516

  Net unrealized (loss) on
    securities                                      --             --            --            --            --           (650)

  Comprehensive loss                                --             --            --            --            --             --


  Issuances of stock options:
    Severance arrangement                           --             --            --        13,000            --             --
    Acquisition                                     --             --            --        42,000            --             --
                                          ------------   ------------  ------------  ------------  ------------   ------------

Balance, December 31, 2002                          --     31,081,574        31,082   218,310,565      (371,458)            --

Year Ended December 31, 2003:
  Net loss

  Net unrealized gain on
    securities                                      --             --            --            --            --          1,562

  Comprehensive loss                                --             --            --            --            --             --

  Issuances of preferred stock:
    Series F Preferred Stock                   500,000             --            --       500,000            --             --
    Series G Automatically Converting
      Preferred Stock                        7,315,000             --            --     8,945,690            --             --

  Issuances of common stock:
    Conversion of Series G Automatically
      Converting Preferred Stock            (7,315,000)    17,360,000        17,360     7,297,640            --             --
    Acquisition of Direct Partner
      Telecom, Inc.                                 --      1,375,000         1,375       636,625            --             --
    Exercise of stock options                       --        429,000           429       118,166            --             --

  Beneficial conversion feature of
    Convertible Notes                               --             --            --     1,750,000            --             --

  Employee stock-based compensation                 --             --            --       417,567            --             --

  Issuances of stock options
    to non-employees                                --             --            --       225,609            --             --

  Contributed capital in lieu of
    salary by officer                               --             --            --       100,000            --             --
                                          ------------   ------------  ------------  ------------  ------------   ------------

Balance, December 31, 2003                $    500,000     50,245,574  $     50,246  $238,301,862  $   (371,458)  $      1,562
                                          ============   ============  ============  ============  ============   ============

                                                 Accumulated
                                                    Deficit          Total
                                                 -------------   -------------

Balance at December 31, 2001                     $(214,532,615)  $   3,261,708

Year Ended December 31, 2002:
  Net loss                                          (2,614,661)     (2,614,661)

  Disposal of Attitude Network-
    translation loss                                        --         121,516

  Net unrealized (loss) on
    securities                                              --            (650)
                                                                 -------------
  Comprehensive loss                                        --      (2,493,795)
                                                                 -------------

  Issuances of stock options:
    Severance arrangement                                   --          13,000
    Acquisition                                             --          42,000
                                                 -------------   -------------

Balance, December 31, 2002                        (217,147,276)        822,913

Year Ended December 31, 2003:
  Net loss                                         (11,034,397)    (11,034,397)

  Net unrealized gain on
    securities                                              --           1,562
                                                                 -------------
  Comprehensive loss                                        --     (11,032,835)
                                                                 -------------
  Issuances of preferred stock:
    Series F Preferred Stock                          (500,000)        500,000
    Series G Automatically Converting
      Preferred Stock                               (7,620,000)      8,640,690

  Issuances of common stock:
    Conversion of Series G Automatically
      Converting Preferred Stock                            --              --
    Acquisition of Direct Partner Telecom, Inc.             --         638,000
    Exercise of stock options                               --         118,595

  Beneficial conversion feature of
    Convertible Notes                                       --       1,750,000

  Employee stock-based compensation                         --         417,567

  Issuances of stock options
    to non-employees                                        --         225,609

  Contributed capital in lieu of
    salary by officer                                       --         100,000
                                                 -------------   -------------

Balance, December 31, 2003                       $(236,301,673)  $   2,180,539
                                                 =============   =============


See notes to consolidated financial statements.

                       THEGLOBE.COM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                              2003          2002
                                                                         ------------   ------------
Cash Flows from Operating Activities:
  Net loss                                                               $(11,034,397)  $ (2,614,661)
  Adjustments to reconcile net loss to net cash
    and cash equivalents used in operating activities:
      Depreciation and amortization                                           329,742         88,580
      Provisions for excess and obsolete inventory                            110,126             --
      Provisions for uncollectible accounts receivable                        114,888             --
      Non-cash interest expense                                             1,739,635             --
      Reserve against amounts loaned to Internet venture                      495,000             --
      Employee stock compensation                                             417,567             --
      Compensation related to non-employee stock options                      225,609             --
      Options granted in connection with severance arrangement                     --         13,000
      Non-cash impairment charge                                              908,384             --
      Non-cash compensation                                                   100,000             --
      Loss on disposal or write-off of equipment                               61,072            855
      Foreign exchange loss on Canadian denominated debt                       19,623             --
      Non-cash gain on settlements of liabilities                             (64,207)            --
      Disposal of Attitude Network- translation loss                               --        121,516
      Gain on sale of Happy Puppy                                                  --       (134,500)
      Gain on sale of marketable securities                                        --           (650)

    Changes in operating assets and liabilities, net of acquisition and dispositions:
        Accounts receivable, net                                              328,453        290,502
        Inventory, net                                                       (516,458)       168,583
        Prepaid and other current assets                                   (1,058,806)       706,856
        Accounts payable                                                      508,862         55,301
        Accrued expenses and other current liabilities                        253,215       (592,047)
        Deferred revenue                                                        7,072        (59,957)
        Other long-term liabilities                                           122,487             --
                                                                         ------------   ------------
            Net cash and cash equivalents used in operating activities     (6,932,133)    (1,956,622)
                                                                         ------------   ------------

Cash Flows from Investing Activities:
  Purchases of marketable securities                                      (10,345,828)            --
  Proceeds from sales and maturities of marketable securities              10,079,420         57,650
  Cash acquired in acquisition of business                                     60,948             --
  Proceeds from sale of properties                                                 --        135,000
  Purchases of property and equipment                                      (2,424,791)       (32,250)
  Amounts loaned to Internet venture                                         (495,000)       (40,000)
  Patent costs incurred                                                       (62,492)            --
  Payment of security deposits, net                                            (7,600)            --
  Proceeds from sale of property and equipment                                     --         11,000
                                                                         ------------   ------------
            Net cash and cash equivalents provided by (used in)
                investing activities                                       (3,195,343)       131,400
                                                                         ------------   ------------

Cash Flows from Financing Activities:
  Borrowings on notes payable and long-term debt                            1,750,000             --
  Payments on notes payable and long-term debt                               (545,529)       (13,184)
  Proceeds from issuances of preferred stock, net                           9,140,690             --
  Proceeds from exercise of common stock options                              118,595             --
                                                                         ------------   ------------
            Net cash and cash equivalents provided by (used in)
                financing activities                                       10,463,756        (13,184)
                                                                         ------------   ------------

Net Increase (Decrease) in Cash and Cash Equivalents                          336,280     (1,838,406)

Cash and Cash Equivalents, Beginning                                          725,422      2,563,828
                                                                         ------------   ------------

Cash and Cash Equivalents, Ending                                        $  1,061,702   $    725,422
                                                                         ============   ============
                                                                                                     (Continued)



See notes to consolidated financial statements.

                                   THEGLOBE.COM, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Continued)

                                                                                    Year Ended December 31,
                                                                                      2003            2002
                                                                                  ------------    ------------
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for:
    Interest                                                                      $     39,819    $     25,018
                                                                                  ============    ============
    Income taxes                                                                  $         --    $         --
                                                                                  ============    ============

Supplemental Disclosure of Non-Cash Transactions:
    Common stock and warrants issued in connection with acquisition
       of Direct Partner Telecom, Inc.                                            $    638,000    $         --
                                                                                  ============    ============
    Conversion of Series G Automatically Converting Preferred
       Stock into Common Stock                                                    $  7,315,000    $         --
                                                                                  ============    ============
    Additional paid-in capital attributable to beneficial conversion features of
       Series F Preferred Stock and $1,750,000 Convertible Notes                  $  2,250,000    $         --
                                                                                  ============    ============
    Preferred dividends recorded as a result of beneficial conversion
       features of preferred stock issued                                         $  8,120,000    $         --
                                                                                  ============    ============
    Debt assumed in purchase of intangible asset                                  $         --    $    122,960
                                                                                  ============    ============
    Intangible asset purchased in exchange for warrants                           $         --    $     42,000
                                                                                  ============    ============


See notes to consolidated financial statements.

                       THEGLOBE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE COMPANY

theglobe.com, inc. (the "Company" or "theglobe") was incorporated on May 1, 1995 (inception) and commenced operations on that date. Originally, theglobe.com was an online community with registered members and users in the United States and abroad. That product gave users the freedom to personalize their online experience by publishing their own content and by interacting with others having similar interests. However, due to the deterioration of the online advertising market, the Company was forced to restructure and ceased the operations of its online community on August 15, 2001. The Company then sold most of its remaining online and offline properties. In October 2001, the Company sold all of the assets used in connection with the Games Domain and Console Domain websites to British Telecommunications plc, and all of the assets used in connection with the Kids Domain website to Kaboose Inc. In February 2002, the Company sold all of the assets used in connection with the Happy Puppy website to Internet Game Distribution, LLC.

On June 1, 2002, Chairman Michael S. Egan and Director Edward A. Cespedes became Chief Executive Officer and President of the Company, respectively. The Company continues to operate its Computer Games print magazine and the associated website Computer Games Online (www.cgonline.com), as well as the games distribution business of Chips & Bits, Inc. (www.chipsbits.com). The Company continues to actively explore a number of strategic alternatives for its remaining online and offline game properties, including continuing its operations and using its cash on hand, selling some or all of these properties and/or entering into new or different lines of business.

On November 14, 2002, the Company acquired certain Voice over Internet Protocol ("VoIP") assets and is now aggressively pursuing opportunities related to this acquisition under the brand name, voiceglo. In exchange for the assets, the Company issued warrants to acquire 1,750,000 shares of its Common Stock and an additional 425,000 warrants as part of an earn-out structure upon the attainment of certain performance targets. The earn-out performance targets were not achieved and the 425,000 earn-out warrants expired on December 31, 2003.

On May 28, 2003, the Company acquired Direct Partner Telecom, Inc. ("DPT"), a company engaged in VoIP telephony services in exchange for 1,375,000 shares of the Company's Common Stock and the issuance of warrants to acquire 500,000 shares of the Company's Common Stock. The transaction included an earn-out arrangement whereby the former shareholders of DPT may earn additional warrants to acquire up to 2,750,000 shares of the Company's Common Stock at an exercise price of $0.72 per share upon the attainment of certain performance targets by DPT over approximately a three year period following the date of acquisition. DPT was a specialized international facilities-based communications carrier providing VoIP communications services to emerging countries. DPT was formed in 2002 to leverage its management's international relationships and network operations experience in the deployment of international voice and multimedia networks. DPT is a licensed facilities-based carrier headquartered in Ft. Lauderdale, Florida with switching facilities in New York, New York and Miami, Florida. The DPT network provides "next generation" packet-based telephony and value added data services to carriers and businesses in the United States and Internationally.

The Company acquired all of the physical assets and intellectual property of DPT and originally planned to continue to operate the company as a subsidiary and engage in the provision of VoIP services to other telephony businesses on a wholesale transactional basis. In the first quarter of 2004, the Company decided to suspend DPT's wholesale business and dedicate the DPT physical and intellectual assets to its retail VoIP business, which is conducted under the name "voiceglo". As a result, the Company wrote off the goodwill associated with the purchase of DPT and intends to employ these physical assets in the build out of the VoIP network.

As of December 31, 2003, the Company's revenue sources were principally from the sale of print advertising in its Computer Games magazine; the sale of video games and related products through Chips & Bits, Inc., its games distribution business; and the sale of its Computer Games magazine through newsstands and subscriptions. Management's intent, going forward, is to devote substantial monetary, management and human resources to the Company's "voiceglo" VoIP business.

                   Profitability and Liquidity Considerations

At December 31, 2003, the Company reflected stockholders' equity of $2,180,539. However, as of December 31, 2003, the Company had an accumulated deficit of $236,301,673 and had incurred net losses for each of the years ended December 31, 2003 and 2002 of $11,034,397 and $2,614,661, respectively. Since November
2002, the Company has been expending significant resources in connection with the launch of its VoIP telephony business. In response to the previously described circumstances, management has the following plans:

                       THEGLOBE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

                                    Liquidity

As further discussed in Note 14, "Subsequent Events," during the first quarter of 2004, the Company completed a private offering of common stock for total proceeds of approximately $28,374,400. The purpose of the private offering was to raise funds for use primarily in the Company's developing voiceglo business, including the deployment of networks, website development, marketing, and capital infrastructure expenditures and working capital. Proceeds may also be used in connection with theglobe's other existing or future business operations.

                                  Profitability

In order to achieve and maintain profitability the Company believes it needs to build and sustain a customer base of a certain size. Once it has reached this size, revenue will be sufficient to cover fixed costs associated with the construction and maintenance of the telephony services network and administrative overhead. To reach this size, the Company must execute a marketing plan which attracts a substantial number of potential customers to the Company's website. From this number, management believes an estimated percentage will download the Company's free software. Of that group, management believes a percentage will upgrade to a monthly pay-as-you go plan.

The growth needed to maintain profitability will be a function of the Company's ability to manage customer churn and to continue to upgrade the network. Customer churn rate should become predictable as the customer population grows. Incremental network expansion and upgrade should cost less, on a per customer basis, then the initial network build out.

                                     Summary

Management believes that the actions presently being taken by the Company provide the opportunity for the Company to improve profitability. However, there can be no assurances that management's plans will be achieved.

(a) PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries from their respective dates of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

(b) USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions relate to estimates of collectibility of accounts receivable, the valuation of inventory, accruals, the valuations of fair values of options and warrants and other factors. Actual results could differ from those estimates.

(c) CASH AND CASH EQUIVALENTS

Cash equivalents consist of money market funds and highly liquid short-term investments with qualified financial institutions. The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents.

(d) MARKETABLE SECURITIES

The Company accounts for its investment in debt and equity securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." All such investments are classified as available-for-sale as of December 31, 2003. Available-for-sale securities are stated at market value, which approximates fair value, and unrealized holding gains and losses are excluded from earnings, net of applicable income taxes, and included as a component of stockholders' equity until realized.

                       THEGLOBE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

The following is a summary of available-for-sale securities as of December 31, 2003:

                                               Gross
                                 Cost      Unrealized Gain   Fair Value
                               --------    ---------------   ----------
Preferred Securities           $225,000       $     --        $225,000
U.S. Treasury Bills              41,408          1,562          42,970
                               --------       --------        --------

      Total                    $266,408       $  1,562        $267,970
                               ========       ========        ========

During the year ended December 31, 2003, the Company had no significant realized gains on sales of available-for-sale securities. The gross unrealized gain of $1,562 as of December 31, 2003, has been included in stockholders' equity as "Accumulated Other Comprehensive Income" in the accompanying consolidated balance sheet. The Company had no available-for-sale securities as of December 31, 2002.

(e) FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of certain of the Company's financial instruments, including cash, cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and deferred revenue, approximate their fair value at December 31, 2003 and 2002 due to their short maturities.

(f) INVENTORY

Inventories, consisting primarily of products available for sale, are recorded on a first in, first out basis and valued at the lower of cost or market value. The Company's reserves for excess and obsolete inventory as of December 31, 2003 and December 31, 2002 were approximately $109,000 and $100,000, respectively.

(g) LONG-LIVED ASSETS

Long-lived assets, including property and equipment, goodwill and other intangible assets are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company estimates the undiscounted future cash flows to result from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. Fair value would generally be determined by market value.

During the first quarter of 2004, the Company's management decided to suspend DPT's wholesale business and to dedicate the DPT physical and intellectual assets to its retail VoIP business. As a result, the Company reviewed the long-lived assets associated with the wholesale VoIP business for impairment. Goodwill of $577,134 and the unamortized balance of the non-compete intangible asset of $331,250 recorded in connection with the May 2003 acquisition of DPT were written off and recorded as an impairment loss in the accompanying statement of operations for the year ended December 31, 2003. Refer to Note 2, "Acquisitions and Disposition" for a discussion of the purchase of DPT.

Intangible assets included in the accompanying consolidated balance sheet as of December 31, 2003, are being amortized on a straight-line basis over their estimated useful lives or three years.

                       THEGLOBE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Property and equipment is stated at cost, net of accumulated depreciation and amortization. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the related assets, as follows:

                                                     Estimated
                                                   Useful Lives
                                                   -------------
                 Network equipment                     3 years
                 Computer equipment and software       3 years
                 Office equipment                      3 years
                 Furniture and fixtures              3-7 years
                 Leasehold improvements                5 years

The Company capitalizes the cost of internal-use software which has a useful life in excess of one year in accordance with Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Subsequent additions, modifications, or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Capitalized computer software costs are amortized using the straight-line method over three years.

(h) CONCENTRATION OF CREDIT RISK

Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and trade accounts receivable. The Company maintains its cash and cash equivalents with various financial institutions and invests its funds among a diverse group of issuers and instruments. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. Concentration of credit risk is limited due to the Company's large number of customers.

(i) REVENUE RECOGNITION

ADVERTISING

Advertising revenue from the sale of print advertisements under short-term contracts in the games information magazine, Computer Games, are recognized at the on-sale date of the magazine.

The Company participates in barter transactions whereby the Company trades marketing data in exchange for advertisements in the publications of other companies. Barter revenue and expenses are recorded at the fair market value of services provided or received, whichever is more readily determinable in the circumstances. Revenue from barter transactions is recognized as income when advertisements or other products are delivered by the Company. Barter expense is recognized when the Company's advertisements are run in other companies' magazines, which typically occurs within one to six months from the period in which barter revenue is recognized. Barter revenue represented approximately 2% and 1% of consolidated net revenue for the years ended December 31, 2003 and 2002, respectively.

MAGAZINE SALES

Newsstand sales of the games information magazine are recognized at the on-sale date of the magazine, net of provisions for estimated returns. Subscriptions are recorded as deferred revenue when initially received and recognized as income ratably over the subscription term.

ELECTRONIC COMMERCE AND OTHER

Sales of video games and related products from the Company's online store are recognized as revenue when the product is shipped to the customer. Amounts billed to customers for shipping and handling charges are included in net revenue. The Company provides an allowance for returns of merchandise sold through its online store. The allowance for returns provided to date has not been significant.

TELEPHONY SERVICES

VoIP telephony services revenue represents fees charged to customers for voice services and is recognized based on minutes of customer usage or as services are provided. The Company records payments received in advance for prepaid services as deferred revenue until the related services are provided. Sales of peripheral

                       THEGLOBE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

VoIP telephony equipment are recognized as revenue when the product is shipped to the customer Amounts billed to customers for shipping and handling charges are included in net revenue.

(j) ADVERTISING COSTS

Advertising costs are expensed as incurred and are included in sales and marketing expense. Advertising costs were approximately $411,000 and $182,000 for the years ended December 31, 2003 and 2002, respectively. Barter advertising costs were approximately 2% of total net revenue for each of the years ended December 31, 2003 and 2002.

(k) PRODUCT DEVELOPMENT

Product development expenses include salaries and related personnel costs; expenses incurred in connection with website development, testing and upgrades; editorial and content costs; and costs incurred in the development of our VoIP products offered under the voiceglo brand. Product development costs and enhancements to existing products are charged to operations as incurred.

(l) STOCK-BASED COMPENSATION

The Company follows SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 allows entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25 ("APB 25") and provide pro forma net earnings (loss) disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 had been applied. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of SFAS No. 123," which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. SFAS No. 148 also requires more prominent and more frequent disclosures in both interim and annual financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS No. 148 as of December 31, 2002 and continues to apply the measurement provisions of APB No. 25.

Had the Company determined compensation expense based on the fair value at the grant date for its stock options issued to employees under SFAS No. 123, the Company's net loss would have been adjusted to the pro forma amounts indicated below:

                                    2003              2002
                               -------------     -------------
Net loss - as reported         $ (11,034,397)    $  (2,614,661)
                               =============     =============
Net loss - pro forma           $ (12,438,000)    $  (2,714,000)
                               =============     =============

Basic net loss per share -
   as reported                 $       (0.49)    $       (0.09)
                               =============     =============
Basic net loss per share -
   pro forma                   $       (0.53)    $       (0.09)
                               =============     =============

                       THEGLOBE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

The per share weighted-average fair value of stock options granted during 2003 on a total of 3,907,450 options whose exercise price equaled the market price of the stock on the grant date was $0.82. In addition, 500,000 stock options were granted in 2003 with an exercise price below the market price of the stock on the grant date and a per share weighted-average fair value of $1.49. The per share weighted-average fair value of stock options granted during 2002 was $0.02 on the date of grant. Fair values of stock options were calculated using the option-pricing method with the following weighted-average assumptions:


                                       2003       2002
                                     ---------  --------
Risk-free interest rate                  3.00%     4.78%
Expected life                         5 years   10 years
Volatility                                160%  135%-160%
Expected dividend rate                      0          0

The Company follows FASB Interpretation No 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44") which provides guidance for applying APB Opinion No 25. With certain exceptions, FIN No. 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000.

(m)  INCOME TAXES

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

(n)  NET LOSS PER COMMON SHARE

The Company reports net loss per common share in accordance with SFAS No. 128, "Computation of Earnings Per Share". In accordance with SFAS 128 and the SEC Staff Accounting Bulletin No. 98, basic earnings-per-share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the conversion of the convertible preferred stock and convertible notes (using the if-converted method) and the shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

During the year ended December 31, 2003, the Company issued equity securities with common stock conversion features which were immediately convertible into common stock. As further discussed in Note 7, "Stockholders' Equity", the Company accounted for the issuance of these securities in accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," which resulted in the recognition of non-cash preferred dividends totaling $8,120,000 at the respective dates of the securities' issuance. Net loss applicable to common stockholders was calculated as follows for the years ended December 31, 2003 and 2002:

                                                2003                  2002
                                          ---------------      ----------------
   Net loss                               $   (11,034,397)     $     (2,614,661)
   Beneficial conversion features of
      preferred stock and warrants             (8,120,000)                   --
                                          ---------------      ----------------
   Net loss applicable to common
      stockholders                        $   (19,154,397)     $     (2,614,661)
                                          ================     =================

                       THEGLOBE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Due to the Company's net losses, the effect of potentially dilutive securities or common stock equivalents that could be issued was excluded from the diluted net loss per common share calculation due to the anti-dilutive effect. Such potentially dilutive securities and common stock equivalents consisted of the following for the years ended December 31:
                                                          2003           2002
                                                       ----------     ----------
            Options to purchase common stock            9,943,000      5,971,000
            Common shares issuable upon conversion
                of Series F Preferred Stock            16,667,000             --
            Common shares issuable upon conversion
                of Convertible Notes                   19,444,000             --
            Common shares issuable upon exercise
                of Warrants                            22,802,000      6,187,000
                                                       ----------     ----------
            Total                                      68,856,000     12,158,000
                                                       ==========     ==========

Refer to Note 14, "Subsequent Events," for a discussion of the conversion of the Series F Preferred Stock and the Convertible Notes and the exercise of warrants during the first quarter of 2004.

(o) COMPREHENSIVE INCOME (LOSS)

The Company reports comprehensive income (loss) in accordance with the SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income (loss) generally represents all changes in stockholders' equity during the year except those resulting from investments by, or distributions to, stockholders. As of December 31, 2003, the Company's accumulated other comprehensive income included in the accompanying consolidated balance sheet totaled $1,562. The Company had no accumulated other comprehensive income or loss as of December 31, 2002.


(p) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued Interpretation 46R, "Consolidation of Variable Interest Entities," an Interpretation of ARB 51. This statement requires under certain circumstances consolidation of variable interest entities (primarily joint ventures and other participating activities). The Company has not yet evaluated the impact of this pronouncement on the Company.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instrument consists of obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective from the start of the first interim period beginning after June 15, 2003. The adoption of this standard did not have a material impact on the Company's results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments Hedging Activities." This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 became effective during the third quarter of 2003 and did not have a material impact on the Company's results of operations or financial position.

                       THEGLOBE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

In November 2002, the FASB issued Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and an interpretation of SFAS No. 5, 57, and 107 and rescission of SFAS Interpretation No. 34. This statement addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. This interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The adoption of this statement did not have a significant impact on the Company's financial position or results of operations.

In November 2002, the EITF addressed the accounting for revenue arrangements with multiple deliverables in Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," ("EITF 00-21"). EITF 00-21 provides guidance on how the arrangement consideration should be measured, whether the arrangement should be divided into separate units of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a significant impact on the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 became effective in the first quarter of 2003 and did not have a significant impact on the results of operations or financial position of the Company.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement addresses accounting for and reporting obligations relating to the retirement of long lived assets by requiring that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The adoption of SFAS No. 143 did not have a material effect on the consolidated financial statements.

(q) RECLASSIFICATIONS

Certain amounts in 2002 were reclassified to conform to the 2003 presentation.


NOTE 2. ACQUISITIONS AND DISPOSITION

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

The total purchase price of DPT was allocated as follows:

            Cash                          $  61,000
            Accounts receivable             155,000
            Fixed assets                    196,000
            Non-compete agreement           375,000
            Goodwill                        577,000
            Assumed debt to former
                shareholders               (600,000)
            Other assumed liabilities      (126,000)
                                          ---------
                                          $ 638,000
                                          =========

                       THEGLOBE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2. ACQUISITIONS AND DISPOSITION
(Continued)

As part of the DPT acquisition transaction, the former Chief Executive Officer of DPT agreed to an employment agreement with a one-year term which automatically renews for an additional year. The employment agreement also contains non-compete provisions during the term of the agreement and for a period of three years following termination of the agreement, as specified. The $375,000 value assigned to the non-compete agreement was to be amortized on a straight-line basis over 5 years. Amortization expense of the non-compete agreement totaled $43,750 in 2003.

As discussed in Note 1, as a result of decisions made during the first quarter of 2004, the Company performed a review of its long-lived assets for impairment, which resulted in the write-off of the goodwill and the unamortized balance of the non-compete agreement arising from the acquisition of DPT which totaled $908,384.

The following unaudited pro forma condensed consolidated results of operations for the years ended December 31, 2003 and 2002 assumes the acquisition occurred as of October 1, 2002, the date which DPT began operations. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined company had these events occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

    Year ended December 31,                            2003            2002
                                                   ------------    ------------
    Revenue                                        $  7,372,000    $ 10,192,000
    Net Loss                                        (11,116,000)     (2,860,000)

    Basic and diluted net loss per common share    $      (0.50)   $      (0.09)


Loan and Purchase Option Agreement

On February 25, 2003, theglobe.com entered into a Loan and Purchase Option Agreement with a development stage Internet related business venture pursuant to which it agreed to fund, in the form of a loan, at the discretion of the Company, the venture's operating expenses and obtained the option to acquire all of the outstanding capital stock of the venture in exchange for, when and if exercised, $40,000 in cash and the issuance of an aggregate of 2,000,000 unregistered restricted shares of theglobe.com's Common Stock (the "Option"). The Loan is secured by a lien on the assets of the venture. Effective January 23, 2004, the Loan and Purchase Option Agreement was amended and an amended promissory note was signed extending the maturity date of the Loan to March 31, 2004. The Option is exercisable at anytime on or before ten days after theglobe.com's receipt of notice relating to the award of a certain contract currently being pursued by the venture. In the event of the exercise of the Option, (i) the existing CEO and CFO of the venture have agreed to enter into employment agreements whereby each would agree to remain in the employ of the venture for a period of two years following the closing of the Option in exchange for base compensation plus participation in a bonus pool based upon the pre-tax income of the venture and (ii) the 2,000,000 shares of theglobe.com Common Stock issued upon such exercise will be entitled to certain "piggy-back" registration rights. If the Option is not exercised, then theglobe.com has agreed, subject to certain exceptions, to forgive repayment of $60,000 of the amount loaned. As of December 31, 2003, $535,000 has been advanced to this venture. Due to the uncertainty of collectibility of the Loan, as it is to a development stage business, the Company has set up a reserve for all of the Loan except the $40,000 attributable to the acquisition should the Company exercise the Option. The amount of the reserve, $495,000 was included in other expense in the accompanying statement of operations for the twelve months ended December 31, 2003.

Acquisition of VoIP Assets

On November 14, 2002, the Company acquired certain VoIP assets from an entrepreneur. In exchange for the assets, the Company issued warrants to acquire 1,750,000 shares of its common stock and an additional 425,000 warrants as part of an earn-out arrangement upon the attainment of certain performance targets by December 31, 2003. None of the performance targets had been attained as of December 31, 2003, resulting in the forfeiture of the 425,000 warrants. In conjunction with the acquisition, E&C Capital Partners, a privately held investment holding company owned by our Chairman and Chief Executive Officer, Michael S. Egan, and our President, Edward A. Cespedes, entered into a non-binding letter of intent with theglobe.com to provide new financing in the amount of $500,000 through the purchase of Series F Preferred Stock. Refer to
Note 7, "Stockholders' Equity," for further details.

                       THEGLOBE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2. ACQUISITIONS AND DISPOSITION
(Continued)

Disposition of Website

On February 27, 2002, the Company sold all of the assets used in connection with the Happy Puppy website for $135,000, resulting in the recognition of a gain on the sale of $134,500. The Company received $67,500 immediately, and $67,500 to be held in escrow until the Company transferred all assets used in connection with the Happy Puppy website. On May 6, 2002, $67,500 was released to the Company.

NOTE 3. INTANGIBLE ASSETS

The components of intangible assets were as follows:

                                     December 31, 2003               December 31, 2002
                               ----------------------------   ----------------------------
                               Gross Carrying   Accumulated   Gross Carrying   Accumulated
                                   Amount      Amortization        Amount     Amortization
                                ------------   ------------   ------------     ------------
Amortized Intangible Assets:
   Digital Telephony            $    227,452   $     28,432   $    164,960     $         --
                                ============   ============   ============     ============

Digital telephony assets include certain VoIP assets which were recorded at the value assigned to the warrants to acquire 1,750,000 shares of the Company's Common Stock issued in connection with the acquisition of the assets on November 14, 2002 and patent application costs incurred to-date.

Intangible asset amortization expense totaled $72,182 for the year ended December 31, 2003, including $43,750 of amortization related to the non-compete agreement recorded in connection with the acquisition of DPT. As discussed in
Note 1(g), the Company wrote-off the $331,250 unamortized balance of the non-compete agreement as of December 31, 2003. There was no amortization expense for intangible assets during the year ended December 31, 2002. Annual intangible asset amortization expense is projected to be $75,818 each year in 2004 and 2005; and $47,384 in 2006.


NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2003 and 2002, respectively:

                                          2003            2002
                                       ----------     ----------
Network equipment and software         $1,712,537     $       --
Computer equipment                        679,597        523,829
Capitalized software costs                690,602         89,452
Land and building                         181,110        181,110
Furniture and fixtures                    149,714        141,493
Leasehold improvements                      9,402             --
                                       ----------     ----------
                                        3,422,962        935,884
Less: Accumulated depreciation and
        amortization                    1,006,579        761,767
                                       ----------     ----------
                                       $2,416,383     $  174,117
                                       ==========     ==========

                       THEGLOBE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
NOTE 5.  DEBT

Debt consists of the following:

                                                                             December 31,
                                                                     -------------------------
                                                                        2003           2002
                                                                     ----------     ----------
10% Convertible Notes; interest and principal due May 2004           $1,750,000     $       --

Promissory notes issued in connection with the acquisition
   of DPT; interest and principal due May 2005;
   interest at prime rate (4% at December 31, 2003)                     100,000             --

Mortgage note payable; interest payable monthly at 9%;
  principal due May 2004                                                 82,612         91,202

Related party obligations payable in Canadian dollars;  due in monthly  installments of principal and interest  approximating
  $3,300 through September 2006; interest at prime plus 2-3%            102,916        120,233
                                                                     ----------     ----------
                                                                      2,035,528        211,435
  Less: unamortized debt discount                                       121,041             --
  Less: short-term portion                                                  877        123,583
                                                                     ----------     ----------

  Long-term portion                                                  $1,913,610     $   87,852
                                                                     ==========     ==========

On May 22,  2003,  E&C Capital  Partners  together  with certain  affiliates  of
Michael S. Egan, entered into a Note Purchase Agreement with the Company pursuant to which they acquired convertible promissory notes (the "Convertible Notes") in the aggregate principal amount of $1,750,000. The Convertible Notes are convertible at anytime into a maximum of approximately 19,444,000 shares of the Company's Common Stock at a blended rate of $0.09 per share. The Convertible Notes have a one year maturity date, which may be extended at the option of the holders of the Convertible Notes for periods aggregating two years, and are secured by a pledge of substantially all of the assets of the Company. The Convertible Notes bear interest at the rate of ten percent per annum, payable semi-annually. Effective October 3, 2003, the holders of the Convertible Notes waived the right to receive accrued interest payable in shares of the Company's Common Stock. Additionally, each of the holders of the Convertible Notes has agreed to defer receipt of interest until June 1, 2004. Additional interest at ten percent per annum accrues on any interest amounts deferred. The outstanding balance of the Convertible Notes as of December 31, 2003, has been reflected as long-term debt in the accompanying consolidated balance sheet as a result of the conversion of the Convertible Notes into the Company's Common Stock in March 2004.

In addition, E&C Capital Partners was issued a warrant (the "Warrant") to acquire 3,888,889 shares of the Company's Common Stock at an exercise price of $0.15 per share. The Warrant is exercisable at any time on or before May 22, 2013. An allocation of the proceeds received from the issuance of the Convertible Notes was made between the debt instruments and the Warrant by determining the pro-rata share of the proceeds for each by comparing the fair value of each security issued to the total fair value. The fair value of the Warrant was determined using the Black Scholes model. The fair value of the Convertible Notes was determined by measuring the fair value of the common shares on an "as-converted" basis. As a result, $290,500 was allocated to the Warrant and recorded as a discount on the debt issued and additional paid in capital. The value of the beneficial conversion feature of the Convertible Notes was calculated by comparing the fair value of the underlying common shares of the Convertible Notes on the date of issuance based on the closing price of our Common Stock as reflected on the OTCBB to the "effective" conversion price. This resulted in a preferential conversion discount, limited to the previously discounted value of the Convertible Notes, of $1,459,500, which was recorded as interest expense in the accompanying consolidated statement of operations as the Convertible Notes were immediately convertible into common shares.

Reference should be made to Note 14, "Subsequent Events," for a discussion of the conversion of the Convertible Notes and the exercise of the associated Warrant during the first quarter of 2004.

Effective May 31, 2003, the maturity date of the mortgage note payable was extended to May 31, 2004. The extension also required the payment of $8,590 of the principal outstanding.

                       THEGLOBE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 5. DEBT
                                  (Continued)

Repayment  of  debt  is  due  as  follows:

                  Year ending December 31:
                            2004                            $   1,871,918
                            2005                                  139,306
                            2006                                   24,304
                                                            -------------
                                                            $   2,035,528
                                                            =============

NOTE 6. INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003, and 2002 are presented below.

                                              2003               2002
                                          ------------      ------------
Deferred tax assets (liabilities):
   Net operating loss carryforwards       $ 57,642,000      $ 53,820,000
   Allowance for doubtful accounts             244,000            53,000
   Issuance of warrants                        982,000           725,000
   Depreciation and amortization              (230,000)          124,000
   Other                                       123,000            58,000
                                          ------------      ------------
      Total gross deferred tax assets       58,761,000        54,780,000
Less: valuation allowance                  (58,761,000)      (54,780,000)
                                          ------------      ------------
      Total net deferred tax assets       $         --      $         --
                                          ============      ============

Because of the Company's lack of earnings history, the net deferred tax assets have been fully offset by a 100% valuation allowance. The valuation allowance for net deferred tax assets was $58.8 million and $54.8 million as of December 31, 2003 and 2002, respectively. The net change in the total valuation allowance was $4.0 million and $(.1) million for the years ended December 31, 2003 and 2002, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets, which consist of tax benefits primarily from net operating loss carryforwards, is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Of the total valuation allowance of $58.8 million, subsequently recognized tax benefits, if any, in the amount of $6.4 million will be applied directly to contributed capital.

At December 31, 2003, the Company had net operating loss carryforwards available for U.S. and foreign tax purposes of approximately $144 million. These carryforwards expire through 2023.

Under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), the utilization of net operating loss carryforwards may be limited under the change in stock ownership rules of the Code. As a result of ownership changes, which occurred in August 1997 and May 1999 and the Company's private offering completed in March 2004 (together with the exercise and conversion of various securities in connection with the private offering), the Company may have substantially limited or eliminated the availability of its net operating loss carryforwards. There can be no assurance that the Company will be able to utilize any of its net operating loss carryforwards.

                       THEGLOBE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 7. STOCKHOLDERS' EQUITY

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

At the time of the issuance of the Series G Preferred Stock, an allocation of proceeds received was made between the preferred shares and the associated warrants. The allocation was made by determining the pro-rata share of the proceeds for each by comparing the fair value of each security issued to the total fair value. The fair value of the warrants was determined using the Black Scholes model. The fair value of the Series G Preferred Stock was determined by measuring the fair value of the common shares on an "as-converted" basis. As a result, $1,365,000 was allocated to the warrants sold. In addition, the value of the preferential conversion was calculated by comparing the fair value of the underlying common shares based on the closing price of the Company's Common Stock as reflected on the OTCBB on the date of issuance to the "effective" conversion price. This resulted in a preferential conversion discount related to the preferred shares and the associated warrants, limited to the proceeds from the sale, of $7,315,000 and $305,000, respectively, which have been recorded as dividends to the preferred stockholders in July 2003, as the preferred shares and associated warrants were immediately convertible into common shares and warrants to acquire common shares.

As more fully discussed in Note 5, "Debt", on May 22, 2003, Convertible Notes totaling $1,750,000 were issued to E&C Capital Partners together with certain affiliates of Michael S. Egan. The Convertible Notes are convertible at anytime into a maximum of approximately 19,444,000 shares of the Company's common stock at a blended rate of $0.09 per share. In addition, E&C Capital Partners was issued a warrant to acquire 3,888,889 shares of the Company's common stock at an exercise price of $0.15 per share. The warrant is exercisable at any time on or before May 22, 2013.

On March 28, 2003, E&C Capital Partners entered into a Preferred Stock Purchase Agreement with the Company (the "Preferred Stock Investment"), whereby E&C Capital Partners received 333,333 shares of Series F Preferred Stock convertible into shares of the Company's Common Stock at a price of $0.03 per share. If fully converted, and without regard to the anti-dilutive adjustment mechanisms applicable to the Series F Preferred Stock, an aggregate of approximately 16,667,000 shares of Common Stock could be issued. The Series F Preferred Stock has a liquidation preference of $1.50 per share (and thereafter participates with the holders of Common Stock on an "as-converted" basis), will pay a dividend at the rate of 8% per annum and entitles the holder to vote on an "as-converted" basis with the holders of Common Stock. In addition, as part of the $500,000 investment, E&C Capital Partners received warrants to purchase approximately 3,333,000 shares of the Company's Common Stock at an exercise price of $0.125 per share. The warrants are exercisable at any time on or before March 28, 2013. E&C Capital Partners is entitled to certain demand registration rights in connection with its investment.

The proceeds attributable to the issuance of the Series F Preferred Stock and the related warrants were allocated to each security in the same manner as described in the discussion of the Series G Preferred Stock. As a result, $83,000 was allocated to the warrants sold. In addition, the value of the preferential conversion was calculated by comparing the fair value of the underlying common shares on the date of issuance based on the closing price of the Company's Common Stock as reflected on the OTCBB to the "effective" conversion price. This resulted in a preferential conversion discount, limited to the proceeds from the sale, of $417,000. The sum of the two discounts, $500,000, was recorded as a dividend to the preferred stockholders in March 2003, as the preferred shares were immediately convertible into common shares.

As a result of the issuance of the Series F Preferred Stock, the Series G Automatically Converting Preferred Stock, the Convertible Notes and the associated warrants at their respective conversion and exercise prices, certain anti-dilution provisions applicable to previously outstanding warrants to acquire approximately 4,103,000 shares of the Company's Common Stock were triggered. Like many types of warrants commonly issued, these outstanding warrants to acquire shares of the Company's Common Stock include weighted average anti-dilution provisions which result in a lowering of the exercise price, and an increase in the number of warrants to acquire shares of the Company's Common Stock any time shares of common stock are issued (or options or other securities exercisable or convertible into common stock) for a price per share less than the then exercise price of the warrants. As a result of the Preferred Stock Investment and the issuance of the Series G Preferred Stock and the Convertible Notes, the exercise price was lowered from approximately $1.39 to $0.66 per share on these warrants and the number of shares issuable upon exercise was proportionally increased from approximately 4,103,000 shares to 6,836,000 shares. As of December 31, 2003, approximately 95% of such warrants were beneficially owned by Michael S. Egan.

                       THEGLOBE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
NOTE 7. STOCKHOLDERS' EQUITY
(Continued)

Certain holders of Common Stock are subject to substantial restrictions on the transfer or sale of shares and also have certain "piggy-back" and demand registration rights which, with certain exceptions, require the Company to make all reasonable efforts to include within any of the Company's registration statements to sell such securities any shares that have been requested to be so included.

Reference should be made to Note 14, "Subsequent Events," for a discussion of certain equity transactions during the first quarter of 2004, including the conversion of the Series F Preferred Stock into Common Stock, the exercise of the warrants issued in connection with the Series F Preferred Stock, as well as other previously outstanding warrants.

NOTE 8. STOCK OPTION PLAN

During 1995, the Company established the 1995 Stock Option Plan, which was amended (the "Amended Plan") by the Board of Directors in December 1996 and August 1997. Under the Amended Plan, a total of 1,582,000 common shares were reserved for issuance. Any incentive stock options granted under the Amended Plan were required to be granted at the fair market value of the Company's Common Stock at the date the option was issued.

Under the Company's 1998 Stock Option Plan (the "1998 Plan") a total of 3,400,000 common shares were reserved for issuance and provides for the grant of "incentive stock options" intended to qualify under Section 422 of the Code and stock options which do not so qualify. The granting of incentive stock options is subject to limitation as set forth in the 1998 Plan. Directors, officers, employees and consultants of the Company and its subsidiaries are eligible to receive grants under the 1998 Plan.

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

In September 2003, the Board adopted the 2003 Sales Representative Stock Option Plan (the "2003 Plan") which authorized the issuance of up to 1,000,000 non-qualified stock options to purchase the Company's Common Stock to sales representatives who are not employed by the Company or its subsidiaries. In January 2004, the Board amended the 2003 Plan to include certain employees and consultants of the Company.

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

Options were granted during 2003 for 4,407,450 shares of Common Stock, of which 500,000 options were granted pursuant to an individual nonqualified stock option agreement and not pursuant to any of the plans described above. During 2002, a total of 5,347,500 stock options were granted, of which 5,175,000 were granted pursuant to individual nonqualified stock options agreements and not pursuant to any of the plans described above.

The Company applies APB Opinion No. 25 in accounting for grants to employees pursuant to stock option plans and, accordingly, compensation cost of $233,750 was recognized for stock options granted to employees at exercise prices below fair market value in 2003. No stock options were granted to employees with exercise prices below fair market value during 2002. In addition, $152,884 of stock compensation expense was recorded in 2003 as a result of the accelerated vesting of stock options issued to certain terminated employees. Compensation cost recognized in connection with stock options granted in lieu of services rendered by non-employees was $225,609 and $13,000 for the years ended December 31, 2003 and 2002, respectively.

                       THEGLOBE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
NOTE 8. STOCK OPTION PLAN
(Continued)

On May 31, 2000, the Company offered to substantially all of its employees, excluding executive officers and the Board of Directors, the right to cancel certain outstanding stock options and receive new options with an exercise price equal to the then current fair market value of the stock. Options to purchase a total of approximately 1.1 million shares, approximately 20% of outstanding options on that date, were canceled and approximately 856,000 new options were granted at an exercise price of $1.594 per share, which was based on the closing price of the Company's Common Stock on May 31, 2000. The new options vest at the same rate that they would have vested under previous option plans. The Company is accounting for these re-priced stock options using variable accounting in accordance with FIN No. 44. In addition, as a result of options which were granted within six months of the cancellations, an additional 244,000 options also required variable accounting in accordance with FIN No. 44. For the year ended December 31, 2003, approximately $30,933 of compensation expense was recorded in connection with the re-priced stock options. There was no compensation charge relating to the re-priced options during the year ended December 31, 2002. As of December 31, 2003, 82,480 options remain outstanding which are being accounted for in accordance with FIN No. 44. The Company cannot estimate the impact of FIN No. 44 on its future results of operations as the charge is dependent on the future market price of the Company's Common Stock, which cannot be predicted with any degree of certainty. Depending upon movements in the market value of the Company's Common Stock, this accounting treatment may result in significant non-cash compensation charges in future periods.

Stock option activity during the periods indicated is as follows:

                                                                         Weighted
                                            Options        Total          Average
                                             Vested       Options      Exercise Price
                                           ----------    ----------      ----------
Outstanding at December 31, 2001                          3,104,349      $     5.77

Granted                                                   5,347,500            0.02
Exercised                                                        --              --
Canceled                                                 (2,480,409)           3.31
                                                         ----------
Outstanding at December 31, 2002            5,870,749     5,971,440            0.63
                                           ==========
Granted                                                   4,407,450            0.80
Exercised                                                  (429,000)           0.28
Canceled                                                     (7,080)           1.07
                                                         ----------
Outstanding at December 31, 2003            8,475,232     9,942,810      $     0.72
                                           ==========    ==========      ==========

Options available at December 31, 2002                    4,259,547
                                                         ==========
Options available at December 31, 2003                    1,359,177
                                                         ==========

                       THEGLOBE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
NOTE 8. STOCK OPTION PLAN
(Continued)


                            Options Outstanding     Options Vested
                            -------------------  --------------------
                            Weighted  Weighted              Weighted
                 Number     Average    Average    Number     Average
    Range      Outstanding    Life      Price     Vested      Price
-------------  -----------  --------  ---------  ---------  ---------
$ .02 -$ .02     4,875,000       8.6  $    0.02  4,875,000  $    0.02
  .035-  .035      230,000       8.4       0.035   230,000       0.035
  .04 -  .05        47,500       8.2       0.05     20,945       0.05
  .14 -  .14       230,000       9.3       0.14    230,000       0.14
  .20 -  .23       515,000       9.5       0.20    165,218       0.20
  .53 -  .53        53,200       6.9       0.53     37,635       0.53
  .56 -  .56     1,650,000       9.4       0.56  1,650,000       0.56
  .63 -  .80       302,000       9.4       0.66    217,126       0.65
 1.14 - 1.29       408,500       9.7       1.25    183,346       1.25
 1.32 - 1.49       272,500       9.7       1.40    133,125       1.39
 1.50 - 1.52       806,500       9.8       1.50    183,375       1.50
 1.59 - 1.59        34,610       6.2       1.59     32,773       1.59
 1.62 - 2.50        65,500       8.3       1.99     64,189       1.99
 4.50 - 6.69       332,500       4.7       4.69    332,500       4.69
15.75 -15.75       120,000       5.0      15.75    120,000      15.75
               -----------                       ---------
                 9,942,810                       8,475,232
               ===========                       =========

NOTE 9. COMMITMENTS AND CONTINGENCIES

Network Commitments

The Company and its subsidiaries are a party to various network service agreements which provide for specified services, including the use of secure data transmission facilities, capacity and other network services. The term of the agreements typically range from one to five years. Certain of the agreements contain minimum usage commitments or early cancellation penalties. Commitments under such network service agreements, including estimated minimum usage commitments for certain contracts which have not yet fully commenced, are as follows:

                   Year ending December 31:
                            2004                            $ 3,549,000
                            2005                                940,000
                            2006                                911,000
                            2007                                520,000
                            2008                                332,000
                            Thereafter                               --
                                                            -----------
                                                            $ 6,252,000
                                                            ===========

Purchase Obligations

The Company has contractual purchase obligations to certain of its suppliers providing for the purchase of certain equipment or services. As of December 31, 2003, the Company's unconditional purchase obligations totaled approximately $3,412,000, which pursuant to the contract are due to be paid during 2004.

                       THEGLOBE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 9. COMMITMENTS AND CONTINGENCIES
(Continued)

Employment Agreements

On August 1, 2003, the Company entered into employment agreements with its Chairman and Chief Executive Officer, President and Vice President of Finance (its former Chief Financial Officer). The three agreements, which are for a period of one year and automatically extend for one day each day until either party notifies the other not to further extend the employment period, provide for annual base salaries totaling $650,000 and annual bonuses based on pre-tax operating income, as defined, for an annual minimum of $100,000 in total. The agreements also provide for severance benefits under certain circumstances, as defined, which in the case of the Chairman and Chief Executive Officer and the President, include lump-sum payments equal to ten times the sum of the executive's base salary and the highest annual bonus earned by the executive, and in the case of the Vice President of Finance, include lump-sum payments equal to two times the sum of the executive's base salary and the highest annual bonus earned by the executive. In addition, these severance benefits also require the Company to maintain insurance benefits for a period of up to ten years, in the case of the Chairman and Chief Executive Officer and the President, and up to two years, in the case of the Vice President of Finance, substantially equivalent to the insurance benefits existing upon termination.

As discussed in Note 2, "Acquisitions and Disposition", as part of the May 2003 acquisition transaction of DPT, its former Chief Executive Officer agreed to an employment agreement with a one-year term which automatically renews for an additional year. Pursuant to the agreement, the employee serves as the Vice President of Network Operations at a base salary of $125,000 per annum. The agreement also contains non-compete provisions during the term of the agreement and for a period of three years following termination of the agreement, as specified.

In conjunction with the November 2002 acquisition of certain digital telephony intangible assets, the Company entered into an employment agreement with the Seller whereby he serves as Chief Technical Officer of theglobe.com. Per the Agreement, he receives a base salary of $125,000 per annum and is subject to significant non-compete provisions. The term of the employment agreement is annual with renewal options and contains a severance provision which provides base salary for the longer of the remaining term of the first year of the agreement or six months.

Severance Agreement

In the second quarter of 2002, severance benefits of $699,833 were recorded and paid. In connection with his termination, the former Chief Executive Officer was paid $625,000 on May 31, 2002, reflecting the terms of his severance package. Additionally, options to purchase 425,000 shares of the Company's Common Stock at an exercise price of $0.035 per share (the closing price on May 6, 2002) valued at $13,000 (calculated using Black-Scholes) were granted on May 6, 2002, further reflecting the terms of his severance package. These options immediately vested upon grant and have a life of ten years.

Operating Leases

The Company leases facilities under noncancelable operating leases. These leases generally contain renewal options and require the Company to pay certain executory costs such as maintenance and insurance. Rent expense for the years ended December 31, 2003 and 2002 totaled approximately $326,000 and $73,000, respectively.

Effective September 1, 2003, the Company entered into a sublease agreement for office space with a company controlled by our Chairman. The lease term is for five years with base rent of approximately $284,000 during the first year of the sublease. Per the agreement, base rent increases by approximately $23,000 per year thereafter. Rent expense for the year ended December 31, 2003, as noted in the preceding paragraph included approximately $106,000 of expense related to this sublease.

The approximate future minimum lease payments under noncancelable operating leases with initial or remaining terms of one year or more at December 31, 2003, were as follows:

                       2004                            $     306,000
                       2005                                  315,000
                       2006                                  338,000
                       2007                                  206,000
                       2008                                    1,000
                       Thereafter                                 --
                                                       -------------
                                                       $   1,166,000
                                                       =============

                       THEGLOBE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 9. COMMITMENTS AND CONTINGENCIES
(Continued)

Termination of 401(K) Plan

During November 2002, the Company terminated its 401k plan.

Letter of Credit

As of December 31, 2003, the Company had approximately $20,000 in outstanding standby letters of credit used to support inventory purchases.

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

The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. On July 15, 2002, the Company moved to dismiss all claims against it and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based on stipulations of dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company. The Company has approved a Memorandum of Understanding ("MOU") and related agreements which set forth the terms of a settlement between the Company, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement contemplated by the MOU provides for a release of the Company and the individual defendants for the conduct alleged in the action to be wrongful. The Company would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the MOU and related agreements will be covered by existing insurance. Therefore, the Company does not expect that the settlement will involve any payment by the Company. The MOU and related agreements are subject to a number of contingencies, including the negotiation of a settlement agreement and its approval by the Court. We cannot opine as to whether or when a settlement will occur or be finalized and, consequently, are unable at this time to determine whether the outcome of the litigation will have a material impact on our results of operations or financial condition in any future period.

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

The Answer to the Complaint, with counterclaims, was served on October 20, 2003, denying plaintiff's allegations of improper and unlawful conduct in their entirety. The parties have recently reached an amicable resolution of this matter, including a mutual release of all claims. We anticipate that the release agreement will be finalized and a Stipulation of Dismissal will be filed with the Court by the end of April 2004.

                       THEGLOBE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 9. COMMITMENTS AND CONTINGENCIES
(Continued)

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

NOTE 10. RELATED PARTY TRANSACTIONS

Certain directors of the Company also serve as officers and directors of Dancing Bear Investments, Inc. ("Dancing Bear"). Dancing Bear is a stockholder of the Company and an entity controlled by our Chairman.

Interest expense on the $1,750,000 Convertible Notes due E&C Capital Partners together with certain affiliates of our Chairman totaled approximately $108,200, excluding the amortization of the discount on the Notes, during the year ended December 31, 2003. The interest remained unpaid at December 31, 2003, and was included in accrued expenses in the accompanying consolidated balance sheet.

Several entities controlled by our Chairman have provided services to the Company and two of its subsidiaries, including: the lease of office and warehouse space; and the outsourcing of customer service and warehouse functions for the Company's VoIP operation. During 2003, a total of approximately $383,000 of expense was recorded related to these services. Approximately $70,000 related to these services was included in accounts payable and accrued expenses at December 31, 2003.

The Company believes that the terms of the foregoing arrangements are on comparable terms as if they were entered into with unaffiliated third parties.

Stockholders' Agreement

In 1997, the Chairman, the former Co-Chief Executive Officers, two Directors of the Company and Dancing Bear (an entity controlled by the Chairman) entered into a Stockholders' Agreement (the "Stockholders' Agreement") pursuant to which the Chairman and Dancing Bear or certain entities controlled by the Chairman and certain permitted transferees (the "Chairman Group") agreed to vote for certain nominees of the former Co-Chief Executive Officers or certain entities controlled by the former Co-Chief Executive Officers and certain permitted transferees (the "Former Co-Chief Executive Officer Groups") to the Board of Directors and the Former Co-Chief Executive Officer Groups agreed to vote for the Chairman Group's nominees to the Board, who would represent up to five members of the Board. Additionally, pursuant to the terms of the Stockholders' Agreement, the former Co-Chief Executive Officer and the two Directors granted an irrevocable proxy to Dancing Bear with respect to any shares acquired by them pursuant to the exercise of outstanding Warrants transferred to each of them by Dancing Bear. Such shares would be voted by Dancing Bear, which is controlled by the Chairman, and would be subject to a right of first refusal in favor of Dancing Bear upon certain private transfers. The Stockholders' Agreement also provided that if the Chairman Group sold shares of Common Stock and Warrants representing 25% or more of the Company's outstanding Common Stock (including the Warrants) in any private sale, the Former Co-Chief Executive Officer Groups and the two Directors of the Company would be required to sell up to the same percentage of their shares as the Chairman Group's sales. If either the Chairman Group sold shares of Common Stock or Warrants representing 25% or more of the Company's outstanding Common Stock (including the Warrants) or the Former Co-Chief Executive Officer Groups sold shares or Warrants representing 7% or more of the shares and Warrants of the Company in any private sale, each other party to the Stockholders' Agreement, including entities controlled by them and their permitted transferees, had the option to sell up to the same percentage of their shares. Effective March 28, 2003, the Stockholders' Agreement was terminated.

NOTE 11.  SEGMENTS AND GEOGRAPHIC INFORMATION

The Company applies the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for operating segments of a company. SFAS No. 131 requires disclosures of selected segment-related financial information about products, major customers and geographic areas. Effective with the May 2003 acquisition of DPT, the Company is now organized in two operating segments for purposes of making operation decisions and assessing performance: the computer games division and the VoIP telephony services division. The computer games division consists of the operations of the Company's Computer Games print magazine and the associated website Computer Games Online (www.cgonline.com) and the operations of Chips & Bits, Inc., its games distribution business. The VoIP telephony services division is principally involved in the sale of telecommunications services over the Internet to consumers and other telecommunications service providers.

                       THEGLOBE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 11.  SEGMENTS AND GEOGRAPHIC INFORMATION
(Continued)

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

The following table presents financial information regarding the Company's different segments for the two years ended December 31, 2003:

                                                   2003          2002
                                                ----------    ----------
    NET REVENUE:
    Computer games and other                  $  6,032,371   $ 9,667,085
    VoIP telephony services                        548,081            --
                                              ------------   -----------
                                              $  6,580,452   $ 9,667,085
                                              ============   ===========

    INCOME (LOSS) FROM OPERATIONS:
    Computer games and other                  $    120,907   $  (411,626)
    VoIP telephony services                     (5,116,437)       (1,196)
    Corporate expenses                          (3,817,549)   (2,527,966)
                                              ------------   -----------
        Loss from operations                    (8,813,079)   (2,940,788)
        Other income (expense), net             (2,221,318)      338,127
                                              ------------   -----------
        Consolidated loss before income tax   $(11,034,397)  $(2,602,661)
                                              ============   ===========

    DEPRECIATION AND AMORTIZATION:
    Computer games and other                  $     62,208   $    85,327
    VoIP telephony services                        258,334            --
    Corporate                                        9,200         3,253
                                              ------------   -----------
                                              $    329,742   $    88,580
                                              ============   ===========

    IDENTIFIABLE ASSETS:
    Computer games and other                  $  1,957,714   $ 2,602,834
    VoIP telephony services                      4,251,082       164,960
    Corporate assets                               963,282       279,191
                                              ------------   -----------
                                              $  7,172,078   $ 3,046,985
                                              ============   ===========

    CAPITAL EXPENDITURES:
    Computer games and other                  $         --   $    32,250
    VoIP telephony services                      2,366,047            --
    Corporate                                       58,744            --
                                              ------------   -----------
                                              $  2,424,791   $    32,250
                                              ============   ===========

                       THEGLOBE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 11.  SEGMENTS AND GEOGRAPHIC INFORMATION
(Continued)

The Company's historical net revenues have been earned primarily from customers in the United States. In 2003, VoIP telephony services net revenue was primarily attributable to the sale of telephony services outside of the United States. Telephony services revenue derived from Thailand represented approximately $458,000 or 7% of consolidated net revenue for the year ended December 31, 2003. In addition, all significant operations and assets are based in the United States.

NOTE 12. VALUATION AND QUALIFYING ACCOUNTS - ALLOWANCE FOR DOUBTFUL ACCOUNTS

                    Balance
                       At        Additions     Additions                 Balance
                   Beginning      Due To       Charged To               At End Of
Year Ended,        Of Period   Acquisitions     Expense    Deductions     Period
-----------------  ----------  -------------  -----------  -----------  ----------
December 31, 2003  $  128,613  $          --  $   114,888  $  (130,515) $  112,986
December 31, 2002  $3,203,295  $          --  $        --  $(3,074,682) $  128,613


NOTE 13. SUMMARY OF QUARTERLY FINANCIAL INFORMATION - (UNAUDITED)

                                                        Quarter Ended
                                 ----------------------------------------------------------
                                  December 31,    September 30,     June 30,     March 31,
                                      2003            2003            2003         2003
                                 --------------  ---------------  ------------  -----------
Net revenue                      $   1,748,840   $    1,717,462   $ 1,455,800   $1,658,350
Operating expenses                   6,495,874        4,045,997     2,649,885    2,201,775
Loss from operations                (4,747,034)      (2,328,535)   (1,194,085)    (543,425)
Net loss                            (5,077,665)      (2,517,614)   (2,757,371)    (681,747)
Net loss applicable to common
   stockholders                     (5,077,665)     (10,137,614)   (2,757,371)  (1,181,747)

Basic and diluted net loss per
   share                         $       (0.10)  $        (0.23)  $     (0.09)  $    (0.04)

Net loss applicable to common stockholders for the 2003 quarterly periods includes the preferred dividend impact of the beneficial conversion features of the preferred stock and warrants issued.

                                                         Quarter Ended
                                 ------------------------------------------------------------
                                  December 31,    September 30,     June 30,      March 31,
                                      2002            2002            2002           2002
                                 --------------  ---------------  -------------  ------------
Net revenue                      $   2,464,009   $    2,259,263   $  2,413,790   $ 2,530,023
Operating expenses                   2,327,465        2,786,906      4,059,624     3,433,878
Income (loss) from operations          136,544         (527,643)    (1,645,834)     (903,855)
Net income (loss)                       16,922         (492,046)    (1,633,429)     (506,108)
Net loss applicable to common
    stockholders                        16,922         (492,046)    (1,633,429)     (506,108)

Basic and diluted net loss per
   share                         $          --   $        (0.02)  $      (0.05)  $     (0.02)


                       THEGLOBE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 14. SUBSEQUENT EVENTS

On February 2, 2004, our Chairman and Chief Executive Officer and his spouse, entered into a Note Purchase Agreement with the Company pursuant to which they acquired a demand convertible promissory note (the "Bridge Note") in the aggregate principal amount of $2,000,000. The Bridge Note was convertible into shares of the Company's Common Stock. The Bridge Note provided for interest at the rate of ten percent per annum and was secured by a pledge of substantially all of the assets of the Company. Such security interest was shared with the holders of the Company's $1,750,000 Convertible Notes issued to E&C Capital Partners and certain affiliates of our Chairman and Chief Executive Officer. In addition, the Chairman and Chief Executive Officer and his spouse were issued a warrant to acquire 204,082 shares of the Company's Common Stock at an exercise price of $1.22 per share. The Warrant is exercisable at any time on or before February 2, 2009. The exercise price of the Warrant, together with the number of shares for which such Warrant is exercisable, is subject to adjustment upon the occurrence of certain events.

In March 2004, theglobe.com completed a private offering of 333,816 units (the "Units") for a purchase price of $85 per Unit (the "Private Offering"). Each Unit consisted of 100 shares of the Company's Common Stock, $0.001 par value (the "Common Stock"), and warrants to acquire 50 shares of the Company's Common Stock (the "Warrants"). The Warrants are exercisable for a period of five years commencing 60 days after the initial closing at an initial exercise price of $0.001 per share. The aggregate number of shares of Common Stock issued in the Private Offering was 33,381,647 shares for an aggregate consideration of $28,374,400, or approximately $0.57 per share assuming the exercise of the 16,690,824 Warrants.

The Private Offering was directed solely to investors who are sophisticated and accredited within the meaning of applicable securities laws, most of whom were not affiliates with the Company. The purpose of the Private Offering was to raise funds for use primarily in the Company's developing voiceglo business, including the deployment of networks, website development, marketing and capital infrastructure expenditures and working capital. Proceeds may also be used in connection with theglobe's other existing or future business operations.

Halpern Capital, Inc., acted as placement agent for the Private Offering, and was paid a commission of $1.2 million and issued a warrant to acquire 1,000,000 shares of Common Stock at $0.001 per share.

The securities offered were not registered under the Securities Act of 1933 and may not be offered or resold in the United States absent registration or an applicable exemption from such registration requirements. Pursuant to the terms of the Private Offering, the Company is contractually obligated to file a registration statement relating to the resale of the Securities on or about April 22, 2004 and to cause such registration statement to become effective on or about July 6, 2004 (or 30 days earlier if such registration statement is not reviewed by the Securities and Exchange Commission). In the event the Company is late in any of its registration obligations, it will be liable for payment of a late fee of 5% of the amount raised in the Private Offering per month, not to exceed 25% in the aggregate. Any such late fee may be payable in either cash or additional shares of Common Stock (valued for such purpose at $0.57 per share), or any combination of the two, at the option of the Company. Any shares so issued would be included in the foregoing registration statement.

In connection with the Private Offering, Michael S. Egan, our Chairman, Chief Executive Officer and principal stockholder, together with certain of his affiliates, including E&C Capital Partners, converted the $2,000,000 Convertible Bridge Note, $1,750,000 of Secured Convertible Notes and all of the Company's outstanding shares of Series F Preferred Stock, and exercised (on a "cashless" basis) all of the warrants issued in connection with the foregoing Secured Convertible Notes and Series F Preferred Stock, together with certain warrants issued to Dancing Bear Investments, an affiliate of Mr. Egan. As a result of such conversions and exercises, the Company issued an aggregate of 48,775,909 additional shares of Common Stock. After giving effect to the 33,381,647 shares of Common Stock issued in the Private Offering (excluding the Warrants) and the foregoing conversions and exercises, the Company, at March 24, 2004, had issued and outstanding 131,990,349 shares of Common Stock (including exercises of options in the first quarter) and 27,004,384 warrants to acquire shares of Common Stock.

                       THEGLOBE.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 14. SUBSEQUENT EVENTS
(Continued)

Proforma (Unaudited)

Included with the accompanying consolidated balance sheets is a pro forma presentation of the effects on certain balance sheet accounts at December 31, 2003 if the two previously described financing transactions had taken place on December 31, 2003. A summary of the pro forma adjustments follows:

Gross proceeds:
   Bridge note                             $   2,000,000
   Private offering                           28,374,000
                                           -------------
                                              30,374,000
   Commission paid                            (1,200,000)
                                           -------------
   Net proceeds                            $  29,174,000
                                           =============

                                                       Pro Forma
                                    Historical        Adjustments            Pro forma
                                    ----------        -----------          -------------
Cash and cash equivalents         $  1,062,000        $29,174,000  (a)      $ 30,236,000
Long-term debt                       1,914,000         (1,750,000) (b) ]         285,000
                                                          121,000  (c) ]
Preferred stock                        500,000           (500,000) (d)                --
Common stock                            50,246             82,157  (e)           132,403
Additional paid-in capital        $238,302,000       $ 31,221,000  (f)      $269,523,000

(a)  Net cash proceeds received after December 31, 2003
(b)  Conversion of secured convertible notes
(c)  Unamortized beneficial conversion feature of secured convertible notes
(d)  Conversion of Series F Preferred Stock
(e) Par value (.001) of 33,381,647 shares issued in Private Offering and 48,775,909 shares in connection with conversions and exercises as discussed above
(f)  Balance of additional paid-in capital

            Series F Preferred Stock                      500,000
            Secured convertible notes                   1,750,000
            Unamortized discount                         (121,000)
            Bridge note                                 2,000,000
            Private offering, net of commission        27,174,000
                                                       ----------
                                                       31,303,000
            Allocated to common stock                     (82,157)
                                                       ----------
                                                       31,221,000
                                                       ==========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

During fiscal years ended December 31, 2001 and December 31, 2000, and the subsequent interim period from January 1, 2002 through our dismissal of KPMG on August 8, 2002, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to KPMG's satisfaction, would have caused KPMG to make reference to the subject matter of the disagreement in connection with its reports on our consolidated financial statements for such years; and there were no reportable events as defined in
Item 304(a)(1)(v) of Regulation S-K.

The Company furnished KPMG with a copy of its Report on Form 8-K relating to the foregoing change in accountants and requested KPMG to furnish it with a letter addressed to the Securities and Exchange Commission ("Commission") stating whether it agrees with the statements set forth above. A copy of KPMG's letter to the Commission dated August 13, 2002 was filed as an exhibit on Form 8-K on August 13, 2002 and as an exhibit on Form 10-K for the fiscal year ended December 31, 2002 filed on March 31, 2003.

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

ITEM 8A. CONTROLS AND PROCEDURES

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

In March 2004, under the supervision and review of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2003. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC.

In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls since our March 2004 evaluation. There were also no significant changes in our internal control over financial reporting that occurred during the fourth quarter of 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We cannot assure you, however, that our system of disclosure controls and procedures will always achieve its stated goals under all future conditions, no matter how remote.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company has adopted a Code of Ethics applicable to its officers, including its principal executive officer, principal financial officer, principal accounting officer or controller and any other persons performing similar functions. The Code of Ethics will be provided free of charge by the Company to interested parties upon request. Except as provided above, the information called for by Part III, Item 9, regarding the Registrant's directors is included in our Proxy Statement relating to our annual meeting of stockholders, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Election of Directors." The Proxy Statement will be filed within 120 days of December 31, 2003, the Company's year-end.

ITEM 10. EXECUTIVE COMPENSATION

Information called for by Part III, Item 10, is included in our Proxy Statement relating to our annual meeting of stockholders, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Executive Compensation." The Proxy Statement will be filed within 120 days of December 31, 2003, the Company's year-end.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information called for by Part III, Item 11, is included in our Proxy Statement relating to our annual meeting of stockholders, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Beneficial Ownership of Shares." The Proxy Statement will be filed within 120 days of December 31, 2003, the Company's year-end.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding our relationships and related transactions is available under "Certain Transactions" in our Proxy Statement relating to our annual meeting of stockholders, and is incorporated herein by reference. The Proxy Statement will be filed within 120 days of December 31, 2003, the Company's year-end.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

NO.   ITEM

2.1 Agreement and Plan of Merger dated as of February 1, 1999 by and among theglobe.com, inc., Nirvana Acquisition Corp., Factorymall.com, inc. d/b/a Azazz, and certain selling stockholders thereof (14).

2.2 Agreement and Plan of Merger dated as of April 5, 1999 by and among theglobe.com, inc., Bucky Acquisition Corp., Attitude Network, Ltd. and certain shareholders thereof (15).

2.3 Agreement and Plan of Merger dated as of January 13, 2000 by and among theglobe.com, inc., Chips & Bits, Inc., Strategy Plus CB Acquisition Corp., SP Acquisition Corp., Yale Brozen and Tina Brozen(9).

3.1 Form of Fourth Amended and Restated Certificate of Incorporation of the Company(3).

3.2   Form of By-Laws of the Company(2).

3.3 Certificate relating to Previously Outstanding Series of Preferred Stock and Relating to the Designation, Preferences and R Series F Preferred Stock(21).

4.1 Second Amended and Restated Investor Rights Agreement among the Company and certain equity holders of the Company, dated as of August 13, 1997(2).

4.2 Amendment No.1 to Second Amended and Restated Investor Rights Agreement among the Company and certain equity holders of the Company, dated as of August 31, 1998(2).

4.3 Amendment No.2 to Second Amended and Restated Investor Rights Agreement among the Company and certain equity holders of the Company, dated April 9, 1999(7).

4.4 Form of Amendment No.3 to the Second Amended and Restated Investor Rights Agreement among the Company and certain equity holders of the Company(8).

4.5   Registration Rights Agreement, dated as of September 1, 1998(6).

4.6   Amendment  No.1 to  Registration  Rights  Agreement,  dated as of April 9,
      1999(7).

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

4.11 Form of Amended and Restated Registration Rights Agreement among the Company and certain equity holders of the Company in connection with the acquisition of factorymall.com(7).

4.12 Registration Rights Agreement among the Company and certain shareholders of the Company, dated April 9, 1999, in connection the acquisition of Attitude Network, Ltd(7).

4.13  Registration  Rights Agreement among the Company and certain  shareholders
      of  the  Company,   dated  November  30,  1999,  in  connection  with  the
      acquisition of Webjump.com from Infonent.com, Inc.(10).

4.14  Registration  Rights Agreement among the Company and certain  shareholders
      of  the  Company,   dated  February  24,  1999,  in  connection  with  the
      acquisition of Chips & Bits, Inc. and Strategy Plus, Inc.(10).

4.15 Form of Warrant dated November 12, 2002 to acquire shares of Common Stock.(13).

4.16 Form of Warrant  dated  March 28,  2003 to acquire  shares of Common  Stock
     (21).

4.17 Form of Warrant dated May 22, 2003 to acquire an aggregate of 3,888,889 shares of theglobe.com Common Stock (17).

4.18   Form of Convertible Promissory Note (17).

4.19 Form of Warrant dated May 28, 2003 to acquire an aggregate of 500,000 shares of theglobe.com Common Stock (17).

4.20 Form of Warrant dated July 2, 2003 to acquire securities of theglobe.com, inc. (18).

4.21 Certificate Relating to the Designation, Preferences and Rights of Series G Preferred Stock (18).

4.22 Form of Warrant dated March 5, 2004 to acquire securities of theglobe.com, inc. (20).

9.1 Stockholders' Agreement by and among Dancing Bear Investments, Inc., Michael Egan, Todd V. Krizelman, Stephan J. Paternot, Edward A. Cespedes and Rosalie V. Arthur, dated as of February 14, 1999(6).

10.1 Form of Indemnification Agreement between the Company and each of its Directors and Executive Officers(1).

10.2 Lease Agreement dated January 12, 1999 between the Company and Broadpine Realty Holding Company, Inc.(6).

10.3  2000 Broad Based Stock Option Plan(11).

10.4  1998 Stock Option Plan, as amended(7).

10.5  1995 Stock Option Plan(1).

10.6  Employee Stock Purchase Plan(6).

10.7 Technology Purchase Agreement dated November 12, 2002, among theglobe.com, inc., and Brian Fowler(13).

10.8 Employment Agreement dated November 12, 2002, among theglobe.com, inc. and Brian Fowler(13).

10.9 Payment Agreement dated November 12, 2002, among theglobe.com, inc., 1002390 Ontario Inc., and Robert S. Giblett(13).

10.10 Release Agreement dated November 12, 2002, among theglobe.com, inc. and certain other parties named therein(13).

10.11 Preferred   Stock  Purchase   Agreement   dated  March  28,  2003  between
      theglobe.com, inc. and E&C Capital Partners, LLLP.(21).

10.12 Loan and Purchase Option Agreement dated February 25, 2003 (20).*

10.13 Amended and Restated Promissory Note (20).*

10.14 Form of Stock Purchase Agreement (20).*

10.15 Note Purchase Agreement dated May 22, 2003 between theglobe.com, inc. and E&C Capital Partners, LLLP and certain other investors named therein (17).

10.16 Agreement and plan of Merger dated May 23, 2003 between theglobe.com, inc., DPT Acquisition, Inc., Direct Partner Telecom, Inc., and the shareholders thereof (17).

10.17 Employment Agreement dated May 28, 2003 between theglobe.com and James Magruder (17).

10.18 Form of Subscription Agreement relating to the purchase of Units of securities of theglobe.com, inc. (18).

10.19 Employment Agreement dated August 1, 2003 between theglobe.com, inc. and Michael S. Egan (19).

10.20 Employment Agreement dated August 1, 2003 between theglobe.com, inc. and Edward A. Cespedes (19).

10.21 Employment Agreement dated August 1, 2003 between theglobe.com, inc. and Robin Segaul Lebowitz (19).

10.22 Amended & Restated Non-Qualified Stock Option Agreement effective as of August 12, 2002 between theglobe.com, inc. and Michael S. Egan (19).

10.23 Amended & Restated Non-Qualified Stock Option Agreement effective as of August 12, 2002 between theglobe.com, inc. and Edward A. Cespedes (19).

10.24 Amended & Restated Non-Qualified Stock Option Agreement effective as of August 12, 2002 between theglobe.com, inc. and Robin Segaul Lebowitz (19).

10.25 Non-Qualified Stock Option Agreement dated as of July 17, 2003 between theglobe.com, inc. and Kellie L. Smythe (19).

10.26 2003 Sales Representatives Stock Option Plan (19).

10.27 Securities Purchase and Registration Agreement dated March 2, 2004 relating to the purchase of Units of securities of theglobe.com, inc.

10.28 Amendment to the Service Order Agreement Terms and Conditions dated July 30, 2003, and October 24, 2003 between XO Communications, Inc. and Direct Partner Telecom, Inc., including XO Services Terms and Conditions.*

10.29 Agreement dated August 7, 2003 by and between Promotion and Display Technology, Ltd. and theglobe.com, inc. *

10.30 Broad Capacity Services Agreement dated October 17, 2003 by and between Direct Partner Telecom, Inc. and Progress Telecom Corporation.*

16. Letter dated August 13, 2002 from KPMG LLP relating to change of independent certified accountants (12).

23.1  Consent of Rachlin Cohen & Holtz LLP.

31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certificate of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

32.1 Certification of the Chief Executive Officer Pursuant To 18 U.S.C. Section 1350 As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

32.2 Certification of the Chief Financial Officer Pursuant To 18 U.S.C. Section 1350 As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

(b)   Reports on Form 8-K

No Reports on Form 8-K were filed during the three months ended during December 31, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information called for by Part III, Item 14, is included in our Proxy Statement relating to our annual meeting of stockholders, and is incorporated herein by reference. The Proxy Statement will be filed within 120 days of December 31, 2003, the Company's year-end.

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

3.    Incorporated by reference from our Form S-1/A filed September 15, 1998.

4.    Incorporated by reference from our Form S-1/A filed October 14, 1998.

5.    Incorporated by reference from our Form S-1/A filed November 15, 1998.

6. Incorporated by reference from our Form 10-K for the year ended December 31, 1998 filed March 30, 1999.

7.    Incorporated by reference from our Form S-1 filed April 13, 1999.

8.    Incorporated by reference from our Form S-1/A filed May 3, 1999.

9. Incorporated by reference from our report on Form 8-K filed on March 8, 2000.

10. Incorporated by reference from our Form 10-K for the year ended December 31, 1999 filed March 30, 2000.

11. Incorporated by reference from our Form 10-Q for the quarter ended March 31, 2000 dated May 15, 2000.

12.   Incorporated by reference from our Form 8-K filed August 13, 2002.

13.   Incorporated by reference from our Form 8-K filed on November 26, 2002.

14.   Incorporated by reference from our Form 8-K filed on February 16, 1999.

15.   Incorporated by reference from our Form 8-K filed on April 23, 1999.

16.   Incorporated by reference from our Form 8-K filed on March 3, 2003.

17.   Incorporated by reference from our Form 8-K filed on June 6, 2003.

18.   Incorporated by reference from our Form 8-K filed on July 11, 2003.

19.   Incorporated by reference from our Form 10-QSB filed on November 14, 2003.

20.   Incorporated by reference from our Form 8-K filed on March 17, 2004.

21.   Incorporated by reference from our Form 10-K filed on March 31, 2003.

* Confidential portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  March 30, 2004                  theglobe.com, inc.

                                        By /S/ MICHAEL S. EGAN
                                        ----------------------------
                                        MICHAEL S. EGAN
                                        CHIEF EXECUTIVE OFFICER
                                       (PRINCIPAL EXECUTIVE OFFICER)



                                        By /S/ GARRETT PETTINGELL
                                        ----------------------------
                                        GARRETT PETTINGELL
                                        CHIEF FINANCIAL OFFICER
                                       (PRINCIPAL FINANCIAL OFFICER
                                       AND PRINCIPAL ACCOUNTING OFFICER)



Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 30th day of March 2004.




                /s/MICHAEL S. EGAN
                ----------------------------------------
                MICHAEL S. EGAN                           Chairman

                /s/EDWARD A. CESPEDES
                ----------------------------------------
                EDWARD A. CESPEDES                       Director

                /s/ROBIN LEBOWITZ
                ----------------------------------------
                ROBIN LEBOWITZ                            Director

                                  EXHIBIT INDEX


NO. ITEM

2.1 Agreement and Plan of Merger dated as of February 1, 1999 by and among theglobe.com, inc., Nirvana Acquisition Corp., Factorymall.com, inc. d/b/a Azazz, and certain selling stockholders thereof (14).

2.2 Agreement and Plan of Merger dated as of April 5, 1999 by and among theglobe.com, inc., Bucky Acquisition Corp., Attitude Network, Ltd. and certain shareholders thereof (15).

2.3 Agreement and Plan of Merger dated as of January 13, 2000 by and among theglobe.com, inc., Chips & Bits, Inc., Strategy Plus CB Acquisition Corp., SP Acquisition Corp., Yale Brozen and Tina Brozen(9).

3.1 Form of Fourth Amended and Restated Certificate of Incorporation of the Company(3).

3.2   Form of By-Laws of the Company(2).

3.3 Certificate relating to Previously Outstanding Series of Preferred Stock and Relating to the Designation, Preferences and R Series F Preferred Stock (21).

4.1 Second Amended and Restated Investor Rights Agreement among the Company and certain equity holders of the Company, dated as of August 13, 1997(2).

4.2 Amendment No.1 to Second Amended and Restated Investor Rights Agreement among the Company and certain equity holders of the Company, dated as of August 31, 1998(2).

4.3 Amendment No.2 to Second Amended and Restated Investor Rights Agreement among the Company and certain equity holders of the Company, dated April 9, 1999(7).

4.4 Form of Amendment No.3 to the Second Amended and Restated Investor Rights Agreement among the Company and certain equity holders of the Company(8).

4.5   Registration Rights Agreement, dated as of September 1, 1998(6).

4.6   Amendment  No.1 to  Registration  Rights  Agreement,  dated as of April 9,
      1999(7).

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

4.11 Form of Amended and Restated Registration Rights Agreement among the Company and certain equity holders of the Company in connection with the acquisition of factorymall.com(7).

4.12 Registration Rights Agreement among the Company and certain shareholders of the Company, dated April 9, 1999, in connection the acquisition of Attitude Network, Ltd(7).

4.13  Registration  Rights Agreement among the Company and certain  shareholders
      of  the  Company,   dated  November  30,  1999,  in  connection  with  the
      acquisition of Webjump.com from Infonent.com, Inc.(10) .

4.14  Registration  Rights Agreement among the Company and certain  shareholders
      of  the  Company,   dated  February  24,  1999,  in  connection  with  the
      acquisition of Chips & Bits, Inc. and Strategy Plus, Inc.(10).

4.15 Form of Warrant dated November 12, 2002 to acquire shares of Common Stock.(13).

4.16 Form of Warrant  dated  March 28,  2003 to acquire  shares of Common  Stock
     (21).

4.17 Form of Warrant dated May 22, 2003 to acquire an aggregate of 3,888,889 shares of theglobe.com Common Stock (17).

4.18  Form of Convertible Promissory Note (17).

4.19 Form of Warrant dated May 28, 2003 to acquire an aggregate of 500,000 shares of theglobe.com Common Stock (17).

4.20 Form of Warrant dated July 2, 2003 to acquire securities of theglobe.com, inc. (18).

4.21 Certificate Relating to the Designation, Preferences and Rights of Series G Preferred Stock (18).

4.22 Form of Warrant dated March 5, 2004 to acquire securities of theglobe.com, inc. (20).

9.1 Stockholders' Agreement by and among Dancing Bear Investments, Inc., Michael Egan, Todd V. Krizelman, Stephan J. Paternot, Edward A. Cespedes and Rosalie V. Arthur, dated as of February 14, 1999(6).

10.1 Form of Indemnification Agreement between the Company and each of its Directors and Executive Officers(1).

10.2 Lease Agreement dated January 12, 1999 between the Company and Broadpine Realty Holding Company, Inc.(6).

10.3  2000 Broad Based Stock Option Plan(11).

10.4  1998 Stock Option Plan, as amended(7).

10.5  1995 Stock Option Plan(1).

10.6  Employee Stock Purchase Plan(6).

10.7 Technology Purchase Agreement dated November 12, 2002, among theglobe.com, inc., and Brian Fowler(13).

10.8 Employment Agreement dated November 12, 2002, among theglobe.com, inc. and Brian Fowler(13).

10.9 Payment Agreement dated November 12, 2002, among theglobe.com, inc., 1002390 Ontario Inc., and Robert S. Giblett(13).

10.10 Release Agreement dated November 12, 2002, among theglobe.com, inc. and certain other parties named therein(13).

10.11 Preferred   Stock  Purchase   Agreement   dated  March  28,  2003  between
      theglobe.com, inc. and E&C Capital Partners, LLLP. (21).

10.12 Loan and Purchase Option Agreement dated February 25, 2003 (20).*

10.13 Amended and Restated Promissory Note (20).*

10.14 Form of Stock Purchase Agreement (20).*

10.15 Note Purchase Agreement dated May 22, 2003 between theglobe.com, inc. and E&C Capital Partners, LLLP and certain other investors named therein (17).

10.16 Agreement and plan of Merger dated May 23, 2003 between theglobe.com, inc., DPT Acquisition, Inc., Direct Partner Telecom, Inc., and the shareholders thereof (17).

10.17 Employment Agreement dated May 28, 2003 between theglobe.com and James Magruder (17).

10.18 Form of Subscription Agreement relating to the purchase of Units of securities of theglobe.com, inc. (18).

10.19 Employment Agreement dated August 1, 2003 between theglobe.com, inc. and Michael S. Egan (19).

10.20 Employment Agreement dated August 1, 2003 between theglobe.com, inc. and Edward A. Cespedes (19).

10.21 Employment Agreement dated August 1, 2003 between theglobe.com, inc. and Robin Segaul Lebowitz (19).

10.22 Amended & Restated Non-Qualified Stock Option Agreement effective as of August 12, 2002 between theglobe.com, inc. and Michael S. Egan (19).

10.23 Amended & Restated Non-Qualified Stock Option Agreement effective as of August 12, 2002 between theglobe.com, inc. and Edward A. Cespedes (19).

10.24 Amended & Restated Non-Qualified Stock Option Agreement effective as of August 12, 2002 between theglobe.com, inc. and Robin Segaul Lebowitz (19).

10.25 Non-Qualified Stock Option Agreement dated as of July 17, 2003 between theglobe.com, inc. and Kellie L. Smythe (19).

10.26 2003 Sales Representatives Stock Option Plan (19).

10.27 Securities Purchase and Registration Agreement dated March 2, 2004 relating to the purchase of Units of securities of theglobe.com, inc.

10.28 Amendment to the Service Order Agreement Terms and Conditions dated July 30, 2003, and October 24, 2003 between XO Communications, Inc. and Direct Partner Telecom, Inc., including XO Services Terms and Conditions.*

10.29 Agreement dated August 7, 2003 by and between Promotion and Display Technology, Ltd. and theglobe.com, inc. *

10.30 Broad Capacity Services Agreement dated October 17, 2003 by and between Direct Partner Telecom, Inc. and Progress Telecom Corporation.*


16. Letter dated August 13, 2002 from KPMG LLP relating to change of independent certified accountants(12).

23.1  Consent of Rachlin Cohen & Holtz LLP.

31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certificate of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

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

3.    Incorporated by reference from our Form S-1/A filed September 15, 1998.

4.    Incorporated by reference from our Form S-1/A filed October 14, 1998.

5.    Incorporated by reference from our Form S-1/A filed November 15, 1998.

6. Incorporated by reference from our Form 10-K for the year ended December 31, 1998 filed March 30, 1999.

7.    Incorporated by reference from our Form S-1 filed April 13, 1999.

8.    Incorporated by reference from our Form S-1/A filed May 3, 1999.

9. Incorporated by reference from our report on Form 8-K filed on March 8, 2000.

10. Incorporated by reference from our Form 10-K for the year ended December 31, 1999 filed March 30, 2000.

11. Incorporated by reference from our Form 10-Q for the quarter ended March 31, 2000 dated May 15, 2000.

12.   Incorporated by reference from our Form 8-K filed August 13, 2002.

13.   Incorporated by reference from our Form 8-K filed on November 26, 2002.

14.   Incorporated by reference from our Form 8-K filed on February 16, 1999.

15.   Incorporated by reference from our Form 8-K filed on April 23, 1999.

16.   Incorporated by reference from our Form 8-K filed on March 3, 2003.

17.   Incorporated by reference from our Form 8-K filed on June 6, 2003.

18.   Incorporated by reference from our Form 8-K filed on July 11, 2003.

19.   Incorporated by reference from our Form 10-QSB filed on November 14, 2003.

20.   Incorporated by reference from our Form 8-K filed on March 17, 2004.

21.   Incorporated by reference from our Form 10-K filed on March 31, 2003.

* Confidential portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment.