Form 10KSB/A
period 2003-12-31
THEGLOBE COM INC
filed 2004-04-29
CIK 1066684

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A-1

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B (Sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [_] No [X]

Registrant's revenues for the fiscal year ended December 31, 2003 were $ 6,580,452.

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

                                EXPLANATORY NOTE:

This  amendment is being filed in order to provide the  information  required in
Part III of the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004, and to amend and reorganize the Exhibits filed as Item 13 of such 10-KSB.


                               THEGLOBE.COM, INC.
                        2003 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS

PART III

Item 9.      Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act..............3
Item 10.     Executive Compensation.........................................6
Item 11.     Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters.....................10
Item 12.     Certain Relationships and Related Transactions.................12
Item 13.     Exhibits and Reports on Form 8-K...............................14
Item 14.     Principal Accountant Fees and Services.........................17

SIGNATURES   ...............................................................19

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


                                   MANAGEMENT

The following table sets forth the names, ages and current positions with the Company held by our Directors and Executive Officers. There is no immediate family relationship between or among any of the Directors or Executive Officers, and the Company is not aware of any arrangement or understanding between any Director or Executive Officer and any other person pursuant to which he was elected to his current position.

                                                     POSITION OR OFFICE
         NAME                    AGE                  WITH THE COMPANY
         ----                    ---                  ----------------
         Michael Egan            64       Chairman and Chief Executive officer

         Edward A. Cespedes      38       President and Director

         Garrett Pettingell      45       Chief Financial Officer

         Robin Lebowitz          39       Vice President of Finance and Director

MICHAEL S. EGAN. Michael Egan has served as theglobe.com's Chairman since 1997 and as its Chief Executive Officer since June 1, 2002. Since 1996, Mr. Egan has been the controlling investor of Dancing Bear Investments, a privately held investment company. Mr. Egan is also Chairman of Certified Vacations, a privately held wholesale travel company which was founded in 1980. Certified Vacations specializes in designing, marketing and delivering vacation packages. Mr. Egan is a member of the Board of Directors of Boca Resorts, Inc. (NYSE: RST) (formerly Florida Panthers Holdings, Inc.) and a member of the Board of Directors of the Horatio Alger Association. Mr. Egan spent over 30 years in the rental car business. He began with Alamo Rent-A-Car in 1973, became an owner in 1979, and became Chairman and majority owner from January 1986 until November 1996 when he sold the company to AutoNation. In 2000, AutoNation spun off the rental division, ANC Rental (Other OTC: ANCXZ.PK), and Mr. Egan served as Chairman until October 2003. Prior to acquiring Alamo, he held various administration positions at Yale University and taught at the University of Massachusetts at Amherst. Mr. Egan is a graduate of Cornell University where he received his Bachelor's degree in Hotel Administration.

EDWARD A. CESPEDES. Edward Cespedes has served as a director of theglobe.com since 1997 and as President of theglobe.com since June 1, 2002. Mr. Cespedes is also the Chairman of EKC Ventures, LLC, a privately held investment company. Mr. Cespedes served as the Vice Chairman of Prime Ventures, LLC, from May 2000 to February 2002. From August 2000 to August 2001, Mr. Cespedes served as the President of the Dr. Koop Lifecare Corporation and was a member of the Company's Board of Directors from January 2001 to December 2001. From 1996 to 2000, Mr. Cespedes was a Managing Director of Dancing Bear Investments. Concurrent with his position at Dancing Bear Investments, from 1998 to 2000, Mr. Cespedes also served as Vice President for corporate development for theglobe.com where he had primary responsibility for all mergers, acquisitions, and capital markets activities. In 1996, prior to joining Dancing Bear Investments, Mr. Cespedes was the Director of Corporate Finance for Alamo Rent-A-Car. From 1988 to 1996, Mr. Cespedes worked in the Investment Banking Division of J.P. Morgan and Company, where he most recently focused on mergers and acquisitions. In his capacity as a venture capitalist, Mr. Cespedes has served as a member of the board of directors of various portfolio companies. Mr. Cespedes is the founder of the Columbia University Hamilton Associates, a foundation for university academic endowments. In 1988 Mr. Cespedes received a Bachelor's degree in International Relations from Columbia University.

GARRETT PETTINGELL. Garrett Pettingell was appointed Chief Financial Officer of theglobe.com on February 23, 2004. From January 2000 to September 2002, Mr. Pettingell was CFO of TeleComputing, Inc. a Norwegian application services provider (ASP) and Apptix, Inc., a Norwegian ASP which was spun off from TeleComputing. Before joining TeleComputing, Mr. Pettingell worked for Bank Austria as Head of Corporate Banking in their Moscow, Russia subsidiary from January 1997 to January 1999 and for Sequoia International Hotels as Director of Finance from February 1999 to January 2000. Mr. Pettingell has his MBA in Finance from The Wharton School, as well as a Master of International Studies from the Lauder Institute of the University of Pennsylvania. During 2003, Mr. Pettingell attended Nova Southeastern University, where he obtained a Master of Accounting.

ROBIN S. LEBOWITZ. Robin Lebowitz has served as a director of theglobe.com since December 2001, as Secretary of theglobe.com since June 1, 2002, and as Vice President of Finance of theglobe.com since February 23, 2004. Ms. Lebowitz also served as Treasurer of theglobe.com from June 1, 2002 until February 23, 2004 and as Chief Financial Officer of theglobe.com from July 1, 2002 until February 23, 2004. Ms. Lebowitz has worked in various capacities for the Company's Chairman, Michael Egan, for ten years. She is the Controller/Managing Director of Dancing Bear Investments, Mr. Egan's privately held investment management and holding company. Previously, Ms. Lebowitz served on the Board of Directors of theglobe.com from August 1997 to October 1998. At Alamo Rent-A-Car, she served as Financial Assistant to the Chairman (Mr. Egan). Prior to joining Alamo, Ms. Lebowitz was the Corporate Tax Manager at Blockbuster Entertainment Group where she worked from 1991 to 1994. From 1986 to 1989, Ms. Lebowitz worked in the audit and tax departments of Arthur Andersen & Co. Ms. Lebowitz received a Bachelor of Science in Economics from the Wharton School of the University of Pennsylvania; a Masters in Business Administration from the University of Miami and is a Certified Public Accountant.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

Michael Egan, theglobe.com's Chairman and CEO, was Chairman of ANC Rental Corporation from late 2000 until October 2003 and was Chief Executive Officer of ANC Rental Corporation from late 2000 until April 4, 2002. In November 2001, ANC Rental Corporation filed voluntary petitions for relief under Chapter 11 or Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (Case No. 01-11200).

Edward Cespedes, a director and the President of theglobe, was also a director of Dr. Koop Lifecare Corporation from January 2001 to December 2001. In December 2001, Dr. Koop Lifecare Corporation filed petitions seeking relief under Chapter 7 of the United States Bankruptcy Code.

BOARD MEETINGS AND COMMITTEES OF THE BOARD

Including unanimous written actions of the Board, the Board of Directors met fourteen times in 2003. No incumbent director who was on the Board for the entire year attended less than 75% of the total number of all meetings of the Board and any committees of the Board on which he or she served, if any, during 2003.

The Board of Directors has a standing Audit and Compensation Committee but no standing Nominating Committee.

AUDIT COMMITTEE. The Audit Committee, which was formed in July 1998, reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the selection of our independent auditors, the scope of the annual audits, fees to be paid to the auditors, the performance of our auditors and our accounting practices and internal controls. The Audit Committee operates pursuant to a written charter, as amended, adopted by the Board of Directors on June 12, 2000. The current members of the Audit Committee are Messrs. Egan and Cespedes and Ms. Lebowitz, all of whom are employee directors. None of the current committee members are considered "independent" within the meaning of applicable NASD rules. Ms. Lebowitz serves as the "audit committee financial expert" as required by Section 407 of Sarbanes, but is not considered independent within the meaning of applicable NASD rules. Including unanimous written actions of the Committee, the Audit Committee held five meetings in 2003.

COMPENSATION COMMITTEE. The Compensation Committee, which met eight times in 2003 (including unanimous written actions of the Committee), establishes salaries, incentives and other forms of compensation for officers and other employees of theglobe.com. The Compensation Committee also approves option grants under all of our outstanding stock based incentive plans. The current members of the Compensation Committee are Messrs. Egan and Cespedes.

NOMINATING COMMITTEE. The Board of Directors does not have a separate nominating committee. Rather, the entire Board of Directors acts as nominating committee. Based on the Company's Board currently consisting only of employee directors, the Board of Directors does not believe the Company would derive any significant benefit from a separate nominating committee. Due primarily to their status as employees of the Company, none of the members of the Board are "independent" as defined in the NASD listing standards. The Company does not have a Nominating Committee charter.

In recommending director candidates in the future, the Board intends to take into consideration such factors as it deems appropriate based on the Company's current needs. These factors may include diversity, age, skills, decision-making ability, inter-personal skills, experience with businesses and other organizations of comparable size, community activities and relationships, and the interrelationship between the candidate's experience and business background, and other Board members' experience and business background, whether such candidate would be considered "independent", as such term is defined in the NASD listing standards, as well as the candidate's ability to devote the required time and effort to serve on the Board.

The Board will consider for nomination by the Board director candidates recommended by stockholders if the stockholders comply with the following requirements. Under our By-Laws, if a stockholder wishes to nominate a director at the Annual Meeting, we must receive the stockholder's written notice not less than 60 days nor more than 90 days prior to the date of the annual meeting, unless we give our stockholders less than 70 days' notice of the date of our Annual Meeting. If we provide less than 70 days' notice, then we must receive the stockholder's written notice by the close of business on the 10th day after we provide notice of the date of the Annual Meeting. The notice must contain the specific information required in our By-Laws. A copy of our By-Laws may be obtained by writing to the Secretary. If we receive a stockholder's proposal within the time periods required under our By-Laws, we may choose, but are not required, to include it in our proxy statement. If we do, we may tell the other stockholders what we think of the proposal, and how we intend to use our discretionary authority to vote on the proposal. All proposals should be made in writing and sent via registered, certified or express mail, to our executive offices, 110 East Broward Boulevard, Suite 1400, Fort Lauderdale, Florida 33301,
Attention: Robin S. Lebowitz, Corporate Secretary.


STOCKHOLDER COMMUNICATIONS WITH THE BOARD OF DIRECTORS

Any stockholder who wishes to send communications to the Board of Directors should mail them addressed to the intended recipient by name or position in care of: Corporate Secretary, theglobe.com, inc., 110 East Broward Boulevard, Suite 1400, Fort Lauderdale, Florida, 33301. Upon receipt of any such communications, the Corporate Secretary will determine the identity of the intended recipient and whether the communication is an appropriate stockholder communication. The Corporate Secretary will send all appropriate stockholder communications to the intended recipient. An "appropriate stockholder communication" is a communication from a person claiming to be a stockholder in the communication, the subject of which relates solely to the sender's interest as a stockholder and not to any other personal or business interest.

In the case of communications addressed to the Board of Directors, the Corporate Secretary will send appropriate stockholder communications to the Chairman of the Board. In the case of communications addressed to any particular directors, the Corporate Secretary will send appropriate stockholder communications to such director. In the case of communications addressed to a committee of the board, the Corporate Secretary will send appropriate stockholder communications to the Chairman of such committee.


ATTENDANCE AT ANNUAL MEETINGS

The Board of Directors encourages, but does not require, its directors to attend the Company's annual meeting of stockholders. Last year, all of the Company's directors attended the annual meeting.

CODE OF ETHICS

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


                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities and Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent (10%) of a registered class of our equity securities, to file certain reports regarding ownership of, and transactions in, our securities with the SEC and with The NASDAQ Stock Market, Inc. Such officers, directors, and 10% stockholders are also required to furnish theglobe with copies of all Section 16(a) forms that they file.

Based solely on our review of copies of Forms 3 and 4 and any amendments furnished to us pursuant to Rule 16a-3(e) and Forms 5 and any amendments furnished to us with respect to the 2003 fiscal year, and any written representations referred to in Item 405(b)(2)(i) of Regulation S-K stating that no Forms 5 were required, we believe that, during the 2003 fiscal year, our officers and directors have complied with all Section 16(a) applicable filing requirements.


ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid by us to our those persons serving as the chief executive officer at any time during the last year and our two other most highly compensated executive officers (collectively, the "Named Executive Officers"):


                                                                                         Long-Term
                                                                                      Compensation(1)
                                                                                   -----------------------
                                             Annual Compensation
                                ----------------------------------------------
                                                                                         Number of
                                                                                         Securities                All Other
Name and                                          Salary               Bonus             Underlying               Compensation
Principal Position                 Year            ($)                  ($)              Options (#)                   ($)
-------------------------------  ----------    --------------    --------------    -----------------------     -------------------
Michael S. Egan,                   2003              125,000            50,000              1,000,000                       -
Chairman, Chief Executive          2002                    -                 -              2,507,500                       -
  Officer (2)                      2001                    -                 -                  7,500                       -

Edward A. Cespedes,                2003              225,000            50,000                550,000                       -
President (3)                      2002              100,000            25,000              1,757,500                  41,668

Robin S. Lebowitz,                 2003              137,500                 -                100,000                       -
Chief Financial Officer (4)        2002               58,350            10,000                507,500                       -

--------------
(1) Included in long-term compensation for 2003 are 1,650,000 options granted during the year at $0.56 per share to the Named Executive Officers. Details of these grants may be found in the table of Options Grants in 2003 on page 7. Included in long-term compensation for 2002 are 7,500 options granted to each of Messrs. Egan and Cespedes and Ms. Lebowitz in June 2002 at an exercise price of $0.04 per share in accordance with the Company's Director Compensation Plan; 2,500,000, 1,750,000, and 500,000 options granted in June 2002 at an exercise price of $0.02 per share related to bonuses earned in 2002 for Messrs. Egan and Cespedes and Ms. Lebowitz, respectively. Included in long-term compensation for 2001 are 7,500 options granted to Mr. Egan in June 2001 at an exercise price of $0.23 in accordance with the Company's Director Compensation Plan.

(2) Mr. Egan became an executive officer in July 1998. We began paying Mr. Egan a base salary in July of 2003. We did not pay Mr. Egan a base salary in 2002 or 2001.

(3) Mr. Cespedes became President in June 2002. Prior to this, Mr. Cespedes served as a consultant to the Company and was paid $41,668 for these services.

(4) Ms. Lebowitz became an officer of the Company in June of 2002 and Chief Financial Officer in July of 2002. In February of 2004, Ms. Lebowitz became Vice President of Finance.


Mr. Garrett Pettingell became Chief Financial Officer of the Company in February of 2004. His current base salary is $160,000 per year. He also received options to acquire 200,000 shares at an exercise price of $1.06 per share. 50,000 of these options vested immediately and the balance vest ratably on a quarterly basis over 3 years.


               AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR
                         AND 2002 YEAR-END OPTION VALUES

The following tables set forth for each of the Named Executive Officers (a) the number of options exercised during 2003, (b) the total number of unexercised options for common stock (exercisable and unexercisable) held at December 31, 2003, (c) the value of those options that were in-the-money on December 31, 2003 based on the difference between the closing price of our common stock on December 31, 2003 and the exercise price of the options on that date, and (d) the total number of option grants to such persons in the last fiscal year.

                                                                          Number of Securities
                                                                      Underlying Unexercised Stock
                                                                     Options at Fiscal Year-End (#)
                                                                   ------------------------------------
                                    Shares
                                 Acquired on         Value                                   Un-
Name                              Exercise #        Realized         Exercisable         Exercisable
---------------------------     ---------------    -----------     ----------------    -----------------
Michael S. Egan                           -              -            3,837,298              7,702
Edward  A. Cespedes                       -              -            2,456,362              8,638
Robin S. Lebowitz                         -              -              616,897             17,183


                                           Value of Unexercised
                                        In-the-Money Stock Options
                                          at Fiscal Year End (1)
                                  ----------------------------------------
                                                             Un-
Name                               Exercisable           Exercisable
---------------------------       --------------     ---------------------
Michael S. Egan                     4,053,562        $         9,363
Edward  A. Cespedes                 2,724,562                  9,363
Robin S. Lebowitz                     751,634                 22,041


(1) Value represents closing price of our common stock on December 31, 2003 less the exercise price of the stock option, multiplied by the number of shares exercisable or unexercisable, as applicable.


                              OPTION GRANTS IN 2003

                                                               Percent of
                                                                 Total
                                       Number of                Options            Exercise
                                       Securities              Granted to           or Base
                                       Underlying              Employees             Price
Name                                Options Granted             in 2003            ($/Share)            Expiration Date
-----------------------------   -------------------------    ---------------     --------------    --------------------------
Michael S. Egan                      1,000,000    (1)            25.86%               $0.56              5/22/2013
Edward A. Cespedes                     550,000    (1)            14.22%               $0.56              5/22/2013
Robin S. Lebowitz                      100,000    (1)             2.59%               $0.56              5/22/2013

----------

(1) These options were granted on May 21, 2003. These stock options vested immediately and have a life of ten years from date of grant.

EMPLOYMENT AGREEMENTS

CHIEF EXECUTIVE OFFICER EMPLOYMENT AGREEMENT AND PRESIDENT EMPLOYMENT AGREEMENT. On August 1, 2003, we entered into separate employment agreements with our Chief Executive Officer ("CEO"), Michael S. Egan, and our President, Edward A.
Cespedes. The two employment agreements are substantially similar and each provides for the following:

      o     employment as one of our executives;

      o an annual base salary of $250,000 with eligibility to receive annual increases as determined in the sole discretion of the Board of Directors;

      o an annual cash bonus, which will be awarded upon the achievement of specified pre-tax operating income (not be less than $50,000 per year);

      o participation in all welfare, benefit and incentive plans (including equity based compensation plans) offered to senior management;

      o a term of employment which commenced on August 1, 2003 and continues through the first anniversary thereof. The term automatically extends for one day each day unless either the Company or executive provides written notice to the other not to further extend. The agreement provides that, in the event of termination by us without "cause" or by the executive for "good reason" (which includes a "Change of Control"), the executive will be entitled to receive from us:

            o his base salary through the date of termination and an amount equal to the product of (x) the higher of (i) the executive's average annual incentive paid or payable under the Company's annual incentive plan for the last three full fiscal years, including any portion which has been earned but deferred and
                  (ii) the annual incentive paid or payable under the Company's annual incentive plan for the most recently completed fiscal year, including any portion thereof which has been earned but deferred (and annualized if the fiscal year consists of less than twelve full months or, if during which, the executive was employed for less than twelve full months) and (y) a fraction, the numerator of which is the number of days in the current fiscal year through the date of termination, and the denominator of which is 365;

            o     any accrued vacation pay;

            o a lump-sum cash payment equal to ten (10) times the sum of executive's base salary and highest annual incentive;

            o for the continued benefit of executive, his spouse and his dependents for a period of ten (10) years following the date of termination, the medical, hospitalization, dental, and life insurance programs in which executive, his spouse and his dependents were participating immediately prior to the date of termination at the level in effect and upon substantially the same terms and conditions as existed immediately prior to the date of termination;

            o reimbursement for any reasonable and necessary monies advanced or expenses incurred in connection with the executive's employment; and

            o executive will be vested, as of the date of termination, in all rights under any equity award agreements (e.g., stock options that would otherwise vest after the date of termination) and in the case of stock options, stock appreciation rights or similar awards, thereafter shall be permitted to exercise any and all such rights until the earlier of (i) the third anniversary of the date of termination  and  (ii)  the end of the  term  of  such  awards
                  (regardless of any termination of employment restrictions therein contained) and any restricted stock held by executive will become immediately vested as of the date of termination.

CHIEF FINANCIAL OFFICER EMPLOYMENT AGREEMENT. We also entered into an employment agreement with our then Chief Financial Officer ("CFO"), Robin Segaul Lebowitz, on August 1, 2003. Her employment agreement provides for the following:

      o     employment as one of our executives;

      o an annual base salary of $150,000 with eligibility to receive annual increases as determined in the sole discretion of the Board of Directors;

      o a discretionary annual cash bonus, which will be awarded at our Board's discretion;

      o participation in all welfare, benefit and incentive plans (including equity based compensation plans) offered to senior management;

      o term of employment which commenced on August 1, 2003 and continues through the first anniversary thereof. The term automatically extends for one day each day unless either the Company or executive provides written notice to the other not to further extend. The agreement provides that, in the event of termination by us without "cause" or by the executive for "good reason" (which includes a "Change of Control"), the executive will be entitled to receive from us:

            o her base salary through the date of termination and an amount equal to the product of (x) the higher of (i) the executive's average annual incentive paid or payable under the Company's annual incentive plan for the last three full fiscal years, including any portion which has been earned but deferred and
                  (ii) the annual incentive paid or payable under the Company's annual incentive plan for the most recently completed fiscal year, including any portion thereof which has been earned but deferred (and annualized if the fiscal year consists of less than twelve full months or, if during which, the executive was employed for less than twelve full months) and (y) a fraction, the numerator of which is the number of days in the current fiscal year through the date of termination, and the denominator of which is 365;

            o     any accrued vacation pay;

            o a lump-sum cash payment equal to two (2) times the sum of executive's base salary and highest annual incentive;

            o for the continued benefit of executive, her spouse and her dependents for a period of two (2) years following the date of termination, the medical, hospitalization, dental, and life insurance programs in which executive, her spouse and her dependents were participating immediately prior to the date of termination at the level in effect and upon substantially the same terms and conditions as existed immediately prior to the date of termination;

            o reimbursement for any reasonable and necessary monies advanced or expenses incurred in connection with the executive's employment; and

            o executive will be vested, as of the date of termination, in all rights under any equity award agreements (e.g., stock options that would otherwise vest after the date of termination) and in the case of stock options, stock appreciation rights or similar awards, thereafter shall be permitted to exercise any and all such rights until the earlier of (i) the third anniversary of the date of termination  and  (ii)  the end of the  term  of  such  awards
                  (regardless of any termination of employment restrictions therein contained) and any restricted stock held by executive will become immediately vested as of the date of termination.

Effective February 23, 2004, Ms. Lebowitz's employment agreement was amended. Ms. Lebowitz's new title is Vice President, Finance and her annual base salary is $130,000.

DIRECTOR COMPENSATION

Directors who are also our employees receive no compensation for serving on our Board or committees. We reimburse non-employee directors for all travel and other expenses incurred in connection with attending Board and committee meetings. Non-employee directors are also eligible to receive automatic stock option grants under our 1998 Stock Option Plan, as amended and restated. As of December 31, 2003 there were no directors who met this definition.

Each director who becomes an eligible non-employee director for the first time receives an initial grant of options to acquire 25,000 shares of our common stock. In addition, each eligible non-employee director will receive an annual grant of options to acquire 7,500 shares of our common stock on the first business day following each annual meeting of stockholders that occurs while the 1998 Stock Option Plan or 2000 Stock Option Plan is in effect. These stock options will be granted with per share exercise prices equal to the fair market value of our common stock as of the date of grant.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our common stock as of the record date of April 5, 2004 by (i) each person who owns beneficially more than 5% of our common stock, (ii) each of our directors, (iii) each of our "Named Executive Officers" and (iv) all directors and executive officers as a group. A total of 132,040,349 shares of theglobe.com's common stock were issued and outstanding on April 5, 2004.

The amounts and percentage of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission ("SEC") governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Unless otherwise indicated below, the address of each person named in the table below is in care of theglobe.com, inc., P.O. Box 029006, Fort Lauderdale, Florida 33302.

                                                                 Shares Beneficially Owned
                                                     ------------------------------------------------
Directors, Named Executive                                                                 Title of
Officers and 5% Stockholders                             Number             Percent          Class
-----------------------------------------------------------------------------------------------------
Dancing Bear Investments, Inc. (1) ............        8,303,148             6.29%           Common
Michael S. Egan (2) ...........................       58,943,274            43.31%           Common
Edward A. Cespedes (3) ........................        2,459,240             1.83%           Common
Robin S. Lebowitz (4) .........................          620,961                *            Common
Garrett Pettingell (5) ........................          106,618                *            Common
E&C Capital Partners LLLP (6) .................       32,469,012            24.59%           Common
Wellington Management Company, LLP (7) ........       27,131,250            20.55%           Common
All directors and executive officers as a group
  (4 persons) .................................       62,130,093            44.63%           Common

--------------
* less than 1%

(1) Dancing Bear Investments Inc.'s mailing address is P.O. Box 029006, Ft. Lauderdale, FL 33302. Mr. Egan owns Dancing Bear Investments, Inc.

(2) Includes the shares that Mr. Egan is deemed to beneficially own as the controlling investor of Dancing Bear Investments, Inc. and E&C Capital Partners, LLLP and as the Trustee of the Michael S. Egan Grantor Retained Annuity Trusts for the benefit of his children. Also includes (i) 3,838,269 shares of our common stock issueable upon exercise of options that are currently exercisable and 971 shares of our common stock issueable upon exercise of options that are exercisable within 60 days of April 5, 2004; (ii) 3,541,337 shares of our common stock held by Mr. Egan's wife, as to which he disclaims beneficial ownership; and (iii) 204,082 shares of our common stock issueable upon exercise of warrants at $1.22 per share owned by Mr. Egan and his wife.

(3) Includes 2,458,269 shares of our common stock issueable upon exercise of options that are currently exercisable and 971 shares of our common stock issueable upon exercise of options that are exercisable within 60 days of April 5, 2004.

(4) Includes 618,929 shares of our common stock issueable upon exercise of options that are currently exercisable, and 2,032 shares of our common stock issueable upon exercise of options that are exercisable within 60 days of April 5, 2004.

(5) Includes 50,000 shares of our common stock issueable upon exercise of options that are currently exercisable, and 12,500 shares of our common stock issueable upon exercise of options that are exercisable within 60 days of April 5, 2004.

(6) E&C Capital Partners, LLLP is a privately held investment vehicle controlled by our Chairman, Michael S. Egan. Our President, Edward A. Cespedes, has a minority, non-controlling interest in E&C Capital Partners, LLLP. E&C Capital Partners, LLLP's mailing address is P.O. Box 029006, Ft. Lauderdale, FL 33302.

(7) Includes 9,043,750 shares of our common stock issuable upon exercise of warrants at $0.001 per share. All of such shares are owned of record by client accounts and funds for which Wellington Management Company, LLP acts as manager or advisor. Wellington's mailing address is 75 State Street, Boston, MA 02109.


               SECURITIES OFFERED UNDER EQUITY COMPENSATION PLANS

The following table summarizes our equity compensation plan information as of December 31, 2003.


                              Number of securities to be                                               Number of securities
                                issued upon exercise of         Weighted-average exercise         remaining available for future
           Plan              outstanding options, warrants    price of outstanding options,            issuance under equity
         Category                     and rights                   warrants and rights                  compensation plans
-----------------------    ---------------------------------  ------------------------------     ----------------------------------
Equity Compensation                  4,421,810                        $  1.55                                400,177
plans approved by
security holders

Equity Compensation                  5,521,000                        $  0.05                                959,000
plans not approved by
security holders

Total                                9,942,810                        $  0.72                               1,359,177


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

o 500,000 shares of Common Stock of theglobe.com, inc., issued to Robin S. Lebowitz pursuant to the Non-Qualified Stock Option Agreement dated August 12, 2002 at an exercise price of $0.02 per share. These stock options vested immediately and have a life of ten years from date of grant.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ARRANGEMENTS WITH ENTITIES CONTROLLED BY VARIOUS DIRECTORS AND OFFICERS. On November 14, 2002, E & C Capital Partners, LLLP ("E&C Partners"), a privately held investment holding company owned by Michael S. Egan, our Chairman and CEO and a major stockholder, and Edward A. Cespedes, our President and a Director, entered into a non-binding letter of intent with theglobe.com to provide $500,000 of new financing via the purchase of shares of a new Series F Preferred Stock of theglobe.com. On March 28, 2003, the parties signed a Preferred Stock Purchase Agreement and other related documentation pertaining to the investment and closed on the investment. Pursuant to the Preferred Stock Purchase Agreement, E & C Capital Partners received 333,333 shares of Series F Preferred Stock convertible into shares of the Company's Common Stock at a price of $0.03 per share. The conversion price was subject to adjustment upon the occurrence of certain events, including downward adjustment on a weighted-average basis in the event the Company issued securities at a purchase price below $0.03 per share. If fully converted, and without regard to the anti-dilutive adjustment mechanisms applicable to the Series F Preferred Stock, an aggregate of approximately 16,666,650 million shares of Common Stock would be issueable. The Series F Preferred Stock had a liquidation preference of $1.50 per share (and was thereafter entitled to participate with the Common Stock on an "as converted" basis), and was entitled to a dividend at the rate of 8% per annum if and to the extent declared by the board and was also entitled to participate in any dividend declared on the Company's common stock. The Series F Preferred Stock also was entitled to vote on an "as converted" basis with the holders of Common Stock. In addition, as part of the $500,000 investment, E & C Partners received warrants to purchase approximately 3.3 million shares of theglobe.com Common Stock at an exercise price of $0.125 per share. The warrant was exercisable at any time on or before March 28, 2013. E & C Partners also received certain demand registration rights in connection with its investment.

On May 22, 2003, E&C Partners and certain trusts, of which Mr. Egan is the trustee, entered into a Note Purchase Agreement with the Company pursuant to which they acquired convertible promissory notes (the "Convertible Notes") in the aggregate principal amount of $1,750,000. The Convertible Notes were convertible at anytime into shares of the Company's common stock at a blended rate of $.09 per share (the Convertible Note held by E&C were convertible at approximately $.079 per share and the Convertible Notes held by the Trusts were convertible at $.10 per share), which if fully converted, would result in the issuance of approximately 19,445,000 shares. The Convertible Notes had a one year maturity date, which could be extended at the option of the holder of the Note for periods aggregating two years, and was secured by a pledge of substantially all of the assets of the Company. In addition, E&C Partners was issued a warrant to acquire 3,888,889 shares of theglobe.com common stock at an exercise price of $.15 per share. The warrant was exercisable at any time on or before May 22, 2013. E&C Partners and the trusts are entitled to certain demand and piggy-back registration rights in connection with their investment.

On February 2, 2004, Michael S. Egan (our Chairman and Chief Executive Officer) and his wife, S. Jacqueline Egan, entered into a Note Purchase Agreement with the Company pursuant to which they acquired convertible promissory notes (the "Bridge Notes") in the aggregate principal amount of $2,000,000. The Bridge Notes were convertible at anytime into shares of the Company's common stock at an initial rate of $.98 per share. The conversion rate was initially adjustable based on an amount equal to the rate at which the Company sold its common stock in any subsequent qualified private offering (defined as an offering which raises a minimum of $7.5 million) (or at a 20% discount to such amount, depending upon the timing of completion, and amount of, such private offering). This conversion was subsequently adjusted to $.57 per share, which was the effective per share rate of the subsequent qualified private offering (and which is referenced elsewhere in this prospectus as the "PIPE Offering"). The Bridge Notes were due on demand from the holder, and were secured by a pledge of substantially all of the assets of the Company. The security interest was shared with the holders of the Company's Secured Convertible Notes in the principal amount of $1,750,000. The Bridge Notes paid interest at the rate of ten (10) percent per annum. In addition, the Egans were issued a warrant to acquire 204,082 shares of theglobe.com common stock at an initial exercise price of $1.22 per share. This warrant is exercisable at any time on or before February 2, 2009. The Egans are entitled to certain demand and piggy-back registration rights in connection with this investment.

On March 11, 2004, theglobe.com, inc. completed the PIPE Offering. In connection with the PIPE Offering, Mr. Egan, our Chairman, Chief Executive Officer and principal stockholder, together with certain of his affiliates and other parties, converted the $2,000,000 Bridge Note, the $1,750,000 of Secured Convertible Notes and all of the Company's outstanding shares of Series F Preferred Stock, and exercised (on a cashless exercise basis) all of the warrants issued in connection with the foregoing Secured Convertible Notes and Series F Preferred Stock, together with certain warrants issued to Dancing Bear Investments (an affiliate of Mr. Egan). As a result of such conversions and exercises, the Company issued an aggregate of approximately 48.75 million shares of Common Stock to such parties.

Interest expense on the $1,750,000 Convertible Notes totaled approximately $108,200, excluding the amortization of the discount on the Notes, during the year ended December 31, 2003. The interest remained unpaid at December 31, 2003, and was included in accrued expenses in our consolidated balance sheet.

Two of our directors, Mr. Egan and Ms. Lebowitz, also serve as officers and directors of Dancing Bear Investments, Inc. ("Dancing Bear"). Dancing Bear is a stockholder of the Company and an entity controlled by Mr. Egan, our Chairman.

Several entities controlled by our Chairman have provided services to the Company and two of its subsidiaries, including: the lease of office and warehouse space; and the outsourcing of customer service and warehouse functions for the Company's VoIP operations. During 2003, approximately $148,000 of expense was recorded related to the lease of the office space and $126,000 of expense was recorded for warehouse space and related out-sourcing functions.

We sublease approximately 15,000 square feet of office space for our executive offices from Certified Vacations, a company which is controlled by our Chairman and CEO Michael Egan. The sublease commenced on September 1, 2003 and expires on July 31, 2007. The initial base rent is $18.91 per square foot on an annual basis ($283,650 annually in the aggregate) and will increase on each anniversary of the sublease by $1.50 per square foot. In addition, since August 2003 we have outsourced our Customer Service function from Certified Vacations under renewable short term agreements at incremental cost, for which we paid an aggregate of $109,000 in the year ended December 31, 2003.

Beginning in August, 2003, our subsidiary, voicelgo Holding, Inc., began outsourcing warehouse space and related services from Thomas Street Logistics LLC, which is controlled by our Chairman and CEO, Michael Egan, and our President, Edward Cespedes. Our agreement with Thomas Street Logistics includes secure warehouse space, equipment rental, insurance, utilities, office space, inventory management, shipping services, personnel and provisioning of our equipment for $25,000 per month and a nominal shipping and handling fee per item shipped. Effective, April 15, 2004, voiceglo terminated its arrangement with Thomas Street Logistics and will transition these functions to voiceglo personnel and warehouse space.

ARRANGEMENTS WITH RELATIVES. In March 2004, the Company engaged the services of Pay the Rent, a company controlled by the son-in-law of our Chairman and CEO, Michael Egan. Pay the Rent was contracted for the production, audio and video post-production, voice-over, and scoring of a television commercial featuring voiceglo. Payment in full in the amount of $142,200 was remitted in March of 2004. In 2003, we reimbursed Pay the Rent $18,013 for marketing and promotion expenses (at cost) for a separate marketing promotion.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

NO.                  ITEM

3.1 Form of Fourth Amended and Restated Certificate of Incorporation of the Company. (3)

3.2 Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation. (16)

3.3 Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 29, 2003. (16)

3.4 Certificate relating to Previously Outstanding Series of Preferred Stock and Relating to the Designation, Preferences and Rights of the Series F Preferred Stock. (14)

3.5 Certificate of Amendment Relating to the Designation Preferences and Rights of the Junior Participating Preferred Stock. (16)

3.6      Form of By-Laws of the Company. (16)

4.1      Registration Rights Agreement, dated as of September 1, 1998. (5)

4.2 Amendment No.1 to Registration Rights Agreement, dated as of April 9, 1999. (6)

4.3 Specimen certificate representing shares of Common Stock of the Company. (4)

4.4      Amended and Restated Warrant to Acquire Shares of Common Stock. (2)

4.5 Form of Rights Agreement, by and between the Company and American Stock Transfer & Trust Company as Rights Agent. (3)

4.6      Form of Warrant  dated  November  12, 2002 to acquire  shares of Common
         Stock. (9)

4.7      Form of Warrant dated March 28, 2003 to acquire shares of Common Stock.
         (14)

4.8 Form of Warrant dated May 28, 2003 to acquire an aggregate of 500,000 shares of theglobe.com Common Stock. (10)

4.9      Form  of  Warrant   dated  July  2,  2003  to  acquire   securities  of
         theglobe.com, inc. (11)

4.10     Form  of  Warrant  dated  March  5,  2004  to  acquire   securities  of
         theglobe.com, inc. (13)

10.1 Form of Indemnification Agreement between the Company and each of its Directors and Executive Officers. (1)

10.2 Lease Agreement dated January 12, 1999 between the Company and Broadpine Realty Holding Company, Inc. (6)

10.3     2000 Broad Based Stock Option Plan. (7)

10.4     1998 Stock Option Plan, as amended. (6)

10.5     1995 Stock Option Plan. (1)

10.6     Employee Stock Purchase Plan. (5)

10.7     Technology   Purchase   Agreement   dated  November  12,  2002,   among
         theglobe.com, inc., and Brian Fowler. (9)

10.8 Employment Agreement dated November 12, 2002, among theglobe.com, inc. and Brian Fowler. (9)

10.9 Payment Agreement dated November 12, 2002, among theglobe.com, inc., 1002390 Ontario Inc., and Robert S. Giblett. (9)

10.10 Release Agreement dated November 12, 2002, among theglobe.com, inc. and certain other parties named therein. (9)

10.11 Preferred Stock Purchase Agreement dated March 28, 2003 between theglobe.com, inc. and E&C Capital Partners, LLLP. (14)

10.12    Loan and Purchase Option Agreement dated February 25, 2003. (13)*

10.13    Amended and Restated Promissory Note. (13)*

10.14    Form of Stock Purchase Agreement. (13)*

10.15 Note Purchase Agreement dated May 22, 2003 between theglobe.com, inc. and E&C Capital Partners, LLLP and certain other investors named therein. (10)

10.16 Agreement and Plan of Merger dated May 23, 2003 between theglobe.com, inc., DPT Acquisition, Inc., Direct Partner Telecom, Inc., and the stockholders thereof. (10)

10.17 Employment Agreement dated May 28, 2003 between theglobe.com and James Magruder. (10)

10.18 Form of Subscription Agreement relating to the purchase of Units of Series G Preferred Stock and Warrants of theglobe.com, inc. (11)

10.19 Employment Agreement dated August 1, 2003 between theglobe.com, inc. and Michael S. Egan. (12)

10.20 Employment Agreement dated August 1, 2003 between theglobe.com, inc. and Edward A. Cespedes. (12)

10.21 Employment Agreement dated August 1, 2003 between theglobe.com, inc. and Robin Segaul Lebowitz. (12)

10.22 Amended & Restated Non-Qualified Stock Option Agreement effective as of August 12, 2002 between theglobe.com, inc. and Michael S. Egan. (12)

10.23 Amended & Restated Non-Qualified Stock Option Agreement effective as of August 12, 2002 between theglobe.com, inc. and Edward A. Cespedes. (12)

10.24 Amended & Restated Non-Qualified Stock Option Agreement effective as of August 12, 2002 between theglobe.com, inc. and Robin Segaul Lebowitz.
         (12)

10.25 Non-Qualified Stock Option Agreement dated as of July 17, 2003 between theglobe.com, inc. and Kellie L. Smythe. (12)

10.26    2003 Sales Representatives Stock Option Plan. (12)

10.27 Securities Purchase and Registration Agreement dated March 2, 2004 relating to the purchase of Units of Common Stock and Warrants of theglobe.com, inc. (15)

10.28 Amendment to the Service Order Agreement Terms and Conditions dated July 30, 2003, and October 24, 2003 between XO Communications, Inc. and Direct Partner Telecom, Inc., including XO Services Terms and Conditions. (15)*

10.29 Agreement dated August 7, 2003 by and between Promotion and Display Technology, Ltd. and theglobe.com, inc. (15)*

10.30 Broad Capacity Services Agreement dated October 17, 2003 by and between Direct Partner Telecom, Inc. and Progress Telecom Corporation. (15)*

15. Previously filed as part of our original Form 10-KSB filed on March 30, 2004.

16. Letter dated August 13, 2002 from KPMG LLP relating to change of independent certified accountants. (8)

21.      Subsidiaries. (16)

23.      Consent of Rachlin Cohen & Holtz LLP. (15)

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (15)

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (15)

32.1     Certification  of the Chief  Executive  Officer  pursuant  to 18 U.S.C.
         Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (15)

32.2     Certification  of the Chief  Financial  Officer  pursuant  to 18 U.S.C.
         Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (15)

----------------


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

2.    Incorporated  by  reference  as Exhibit to our Form S-1/A filed August 20,
      1998.

3.    Incorporated by reference from our Form S-1/A filed September 15, 1998.

4.    Incorporated by reference from our Form S-1/A filed October 14, 1998.

5. Incorporated by reference from our Form 10-K for the year ended December 31, 1998 filed March 30, 1999.

6.    Incorporated by reference from our Form S-1 filed April 13, 1999.

7. Incorporated by reference from our Form 10-Q for the quarter ended March 31, 2000 dated May 15, 2000.

8.    Incorporated by reference from our Form 8-K filed August 13, 2002.

9.    Incorporated by reference from our Form 8-K filed on November 26, 2002.

10.   Incorporated by reference from our Form 8-K filed on June 6, 2003.

11.   Incorporated by reference from our Form 8-K filed on July 11, 2003.

12.   Incorporated by reference from our Form 10-QSB filed on November 14, 2003.

13.   Incorporated by reference from our Form 8-K filed on March 3, 2003.

14.   Incorporated by reference from our Form 10-K filed on March 31, 2003.

15. Previously filed as part of our original Form 10-KSB filed on March 30, 2004.

16. Incorporated by reference from our Registration Statement on Form SB-2 filed on April 16, 2004.

* Confidential portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment.

(b) Reports on Form 8-K

No Reports on Form 8-K were filed during the three months ended during December 31, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors, upon the recommendation of the Audit Committee, has appointed Rachlin Cohen & Holtz LLP ("Rachlin Cohen") Fort Lauderdale, Florida as the firm of independent public accountants to audit our books and accounts for the fiscal year ended December 31, 2004.

AUDIT FEES. The aggregate fees billed by Rachlin Cohen for professional services rendered for the audit of our annual financial statements for fiscal years 2003 and 2002 and the reviews of the financial statements included in our Forms 10-Q and 10-K (or 10-QSB and 10-KSB, as appropriate), were $202,977 and $133,000, respectively.

AUDIT-RELATED FEES. During the last two fiscal years, Rachlin Cohen provided the Company with the following services that are reasonably related to the performance of the audit of our financial statements:

      Assurance and related services related to audits and review for various SEC filings (including S-8's, proxy and private placements): $8,641 for 2003 and $0 for 2002

      Other services relating to consultation and research of various accounting pronouncements and technical issues: $7,633 for 2003 and $0 for 2002


TAX FEES. The aggregate fees billed for tax services provided by Rachlin Cohen in connection with tax compliance, tax consulting and tax planning services for the fiscal years ended December 31, 2003 and December 31, 2002, were $78,079 and $10,700, respectively.

ALL OTHER FEES. Except as described above, the Company had no other fees for services provided by Rachlin Cohen for the fiscal years ended December 31, 2003 and December 31, 2002.

PRE-APPROVAL OF SERVICES BY THE EXTERNAL AUDITOR. In April of 2004, the Audit Committee adopted a policy for pre-approval of audit and permitted non-audit services by the Company's external auditor. The Audit Committee will consider annually and, if appropriate, approve the provision of audit services by its external auditor and consider and, if appropriate, pre-approve the provision of certain defined audit and non-audit services. The Audit Committee will also consider on a case by case basis and, if appropriate, approve specific engagements that are not otherwise pre-approved. Of the Audit-Related Fees and Tax Fees described above, the Audit Committee preapproved the audit related engagements but did not preapprove the tax related services. All such tax related services will be subject to pre-approval by the Audit Committee in the future.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  April 29, 2004                 the globe.com, inc.

                                       By:  /s/ Michael S. Egan
                                             -----------------------------
                                             Michael S. Egan
                                             Chief Executive Officer
                                             (Principal Executive Officer)


                                       By:  /s/ Garrett Pettingell
                                             -----------------------------
                                             Chief Financial Officer
                                             (Principal Financial Officer
                                              and Principal Accounting Officer)



Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 29th day of April, 2004.


                                       By:  /s/ Michael S. Egan
                                             -----------------------------
                                             Michael S. Egan
                                             Chairman, Director


                                       By:  /s/ Edward A. Cespedes
                                             -----------------------------
                                             Edward A. Cespedes, Director


                                       By:  /s/Robin Lebowitz
                                             -----------------------------
                                             Robin Lebowitz, Director

                                  EXHIBIT INDEX

3.1 Form of Fourth Amended and Restated Certificate of Incorporation of the Company. (3)

3.2 Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation. (16)

3.3 Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 29, 2003. (16)

3.4 Certificate relating to Previously Outstanding Series of Preferred Stock and Relating to the Designation, Preferences and Rights of the Series F Preferred Stock. (14)

3.5 Certificate of Amendment Relating to the Designation Preferences and Rights of the Junior Participating Preferred Stock. (16)

3.6      Form of By-Laws of the Company. (16)

4.1      Registration Rights Agreement, dated as of September 1, 1998. (5)

4.2 Amendment No.1 to Registration Rights Agreement, dated as of April 9, 1999. (6)

4.3 Specimen certificate representing shares of Common Stock of the Company. (4)

4.4      Amended and Restated Warrant to Acquire Shares of Common Stock. (2)

4.5 Form of Rights Agreement, by and between the Company and American Stock Transfer & Trust Company as Rights Agent. (3)

4.6      Form of Warrant  dated  November  12, 2002 to acquire  shares of Common
         Stock. (9)

4.7      Form of Warrant dated March 28, 2003 to acquire shares of Common Stock.
         (14)

4.8 Form of Warrant dated May 28, 2003 to acquire an aggregate of 500,000 shares of theglobe.com Common Stock. (10)

4.9      Form  of  Warrant   dated  July  2,  2003  to  acquire   securities  of
         theglobe.com, inc. (11)

4.10     Form  of  Warrant  dated  March  5,  2004  to  acquire   securities  of
         theglobe.com, inc. (13)

10.1 Form of Indemnification Agreement between the Company and each of its Directors and Executive Officers. (1)

10.2 Lease Agreement dated January 12, 1999 between the Company and Broadpine Realty Holding Company, Inc. (6)

10.3     2000 Broad Based Stock Option Plan. (7)

10.4     1998 Stock Option Plan, as amended. (6)

10.5     1995 Stock Option Plan. (1)

10.6     Employee Stock Purchase Plan. (5)

10.7     Technology   Purchase   Agreement   dated  November  12,  2002,   among
         theglobe.com, inc., and Brian Fowler. (9)

10.8 Employment Agreement dated November 12, 2002, among theglobe.com, inc. and Brian Fowler. (9)

10.9 Payment Agreement dated November 12, 2002, among theglobe.com, inc., 1002390 Ontario Inc., and Robert S. Giblett. (9)

10.10 Release Agreement dated November 12, 2002, among theglobe.com, inc. and certain other parties named therein. (9)

10.11 Preferred Stock Purchase Agreement dated March 28, 2003 between theglobe.com, inc. and E&C Capital Partners, LLLP. (14)

10.12    Loan and Purchase Option Agreement dated February 25, 2003. (13)*

10.13    Amended and Restated Promissory Note. (13)*

10.14    Form of Stock Purchase Agreement. (13)*

10.15 Note Purchase Agreement dated May 22, 2003 between theglobe.com, inc. and E&C Capital Partners, LLLP and certain other investors named therein. (10)

10.16 Agreement and Plan of Merger dated May 23, 2003 between theglobe.com, inc., DPT Acquisition, Inc., Direct Partner Telecom, Inc., and the stockholders thereof. (10)

10.17 Employment Agreement dated May 28, 2003 between theglobe.com and James Magruder. (10)

10.18 Form of Subscription Agreement relating to the purchase of Units of Series G Preferred Stock and Warrants of theglobe.com, inc. (11)

10.19 Employment Agreement dated August 1, 2003 between theglobe.com, inc. and Michael S. Egan. (12)

10.20 Employment Agreement dated August 1, 2003 between theglobe.com, inc. and Edward A. Cespedes. (12)

10.21 Employment Agreement dated August 1, 2003 between theglobe.com, inc. and Robin Segaul Lebowitz. (12)

10.22 Amended & Restated Non-Qualified Stock Option Agreement effective as of August 12, 2002 between theglobe.com, inc. and Michael S. Egan. (12)

10.23 Amended & Restated Non-Qualified Stock Option Agreement effective as of August 12, 2002 between theglobe.com, inc. and Edward A. Cespedes. (12)

10.24 Amended & Restated Non-Qualified Stock Option Agreement effective as of August 12, 2002 between theglobe.com, inc. and Robin Segaul Lebowitz.
         (12)

10.25 Non-Qualified Stock Option Agreement dated as of July 17, 2003 between theglobe.com, inc. and Kellie L. Smythe. (12)

10.26    2003 Sales Representatives Stock Option Plan. (12)

10.27 Securities Purchase and Registration Agreement dated March 2, 2004 relating to the purchase of Units of Common Stock and Warrants of theglobe.com, inc. (15)

10.28 Amendment to the Service Order Agreement Terms and Conditions dated July 30, 2003, and October 24, 2003 between XO Communications, Inc. and Direct Partner Telecom, Inc., including XO Services Terms and Conditions. (15)*

10.29 Agreement dated August 7, 2003 by and between Promotion and Display Technology, Ltd. and theglobe.com, inc. (15)*

10.30 Broad Capacity Services Agreement dated October 17, 2003 by and between Direct Partner Telecom, Inc. and Progress Telecom Corporation. (15)*

15. Previously filed as part of our original Form 10-KSB filed on March 30, 2004.

16. Letter dated August 13, 2002 from KPMG LLP relating to change of independent certified accountants. (8)

21.      Subsidiaries. (16)

23.      Consent of Rachlin Cohen & Holtz LLP. (15)

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (15)

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (15)

32.1     Certification  of the Chief  Executive  Officer  pursuant  to 18 U.S.C.
         Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (15)

32.2     Certification  of the Chief  Financial  Officer  pursuant  to 18 U.S.C.
         Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (15)

----------------

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

2.    Incorporated  by  reference  as Exhibit to our Form S-1/A filed August 20,
      1998.

3.    Incorporated by reference from our Form S-1/A filed September 15, 1998.

4.    Incorporated by reference from our Form S-1/A filed October 14, 1998.

5. Incorporated by reference from our Form 10-K for the year ended December 31, 1998 filed March 30, 1999.

6.    Incorporated by reference from our Form S-1 filed April 13, 1999.

7. Incorporated by reference from our Form 10-Q for the quarter ended March 31, 2000 dated May 15, 2000.

8.    Incorporated by reference from our Form 8-K filed August 13, 2002.

9.    Incorporated by reference from our Form 8-K filed on November 26, 2002.

10.   Incorporated by reference from our Form 8-K filed on June 6, 2003.

11.   Incorporated by reference from our Form 8-K filed on July 11, 2003.

12.   Incorporated by reference from our Form 10-QSB filed on November 14, 2003.

13.   Incorporated by reference from our Form 8-K filed on March 3, 2003.

14.   Incorporated by reference from our Form 10-K filed on March 31, 2003.

15. Previously filed as part of our original Form 10-KSB filed on March 30, 2004.

16. Incorporated by reference from our Registration Statement on Form SB-2 filed on April 16, 2004.

* Confidential portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment.