Form 10QSB
period 2004-03-31
THEGLOBE COM INC
filed 2004-05-14
CIK 1066684

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Yes [X] No [ ]

The number of shares outstanding of the Registrant's Common Stock, $.001 par value (the "Common Stock"), as of May 5, 2004 was 132,192,849.

                                   FORM 10-QSB

                                      INDEX

                          PART I FINANCIAL INFORMATION

                                                                           Page
                                                                           ----

Item 1. Condensed Consolidated Financial Statements

       Condensed Consolidated Balance Sheets at March 31, 2004
       (unaudited) and December 31, 2003                                      1

       Unaudited Condensed Consolidated Statements of Operations
       for the three months ended March 31, 2004 and 2003                     2

       Unaudited Condensed Consolidated Statements of Cash Flows
       for the three months ended March 31, 2004 and 2003                     3

       Notes to Unaudited Condensed Consolidated Financial Statements         4

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations or Plan of Operation                      12

Item 3. Controls and Procedures                                              29


                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings                                                    30

Item 2. Changes  in  Securities  and  Small Business Issuer Purchases
        of Equity Securities                                                 30

Item 3. Defaults Upon Senior Securities                                      31

Item 4. Submission  of  Matters  to  a  Vote of Security Holders             31

Item 5. Other  Information                                                   31

Item 6. Exhibits and Reports on Form 8-K                                     32

        A. Exhibits B. Reports on Form 8-K

Signatures                                                                   33

                          PART I FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               theglobe.com, inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                              MARCH 31,          DECEMBER 31,
                                                                                2004                 2003
                                                                            -------------       -------------
                                                                             (UNAUDITED)
                                ASSETS
Current assets:
     Cash and cash equivalents .......................................      $  26,416,501       $   1,061,702
     Marketable securities............................................             42,864             267,970
     Accounts receivable, net ........................................            760,956             958,487
     Inventory, net ..................................................          1,354,884             770,314
     Prepaid and other current assets ................................          1,282,425           1,397,962
                                                                            -------------       -------------
        Total current assets .........................................         29,857,630           4,456,435

     Intangible assets ...............................................            206,402             199,020
     Property and equipment, net .....................................          2,496,778           2,416,383
     Other assets ....................................................             92,445             100,240
                                                                            -------------       -------------

        Total assets .................................................      $  32,653,255       $   7,172,078
                                                                            =============       =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ................................................      $   1,244,662       $   1,935,142
     Accrued expenses and other current liabilities ..................          1,271,686             840,376
     Deferred revenue ................................................            229,259             176,591
     Current portion of long-term debt and notes payable..............            121,516             121,919
                                                                            -------------       -------------
        Total current liabilities ....................................          2,867,123           3,074,028

Long-term debt .......................................................            153,233           1,792,568
Other long-term liabilities ..........................................            111,098             124,943
                                                                            -------------       -------------

        Total liabilities ............................................          3,131,454           4,991,539
                                                                            -------------       -------------

Stockholders' equity:
     Preferred stock, at liquidation value ...........................                 --             500,000
     Common stock ....................................................            132,690              50,246
     Additional paid-in capital ......................................        270,723,940         238,301,862
     Common stock, 699,281 common shares, held in treasury, at cost ..           (371,458)           (371,458)
     Accumulated other comprehensive income...........................                 --               1,562
     Accumulated deficit .............................................       (240,963,371)       (236,301,673)
                                                                            -------------       -------------
        Total stockholders' equity ...................................         29,521,801           2,180,539
                                                                            -------------       -------------
        Total liabilities and stockholders' equity ...................      $  32,653,255       $   7,172,078
                                                                            =============       =============


See accompanying notes to unaudited condensed consolidated financial statements.

                               theglobe.com, inc.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                           ---------------------------------
                                                                 2004               2003
                                                           --------------      -------------
                                                                       UNAUDITED
                                                           ---------------------------------
Net revenue:
    Advertising .........................................    $    381,386       $    546,869
    Magazine sales.......................................         393,739            692,952
    Electronic commerce and other .......................         242,774            418,529
    Telephony services...................................          99,548                 --
                                                             ------------       ------------
         Total net revenue ..............................       1,117,447          1,658,350

 Operating expenses:
    Cost of products and publications sold...............         630,940            847,238
    Data communications, telecom and network operations..         692,187                 --
    Sales and marketing .................................       1,091,881            567,643
    Product development .................................         178,453            153,711
    General and administrative ..........................       2,065,945            610,358
    Depreciation.........................................         216,000             22,825
    Amortization of intangibles..........................          20,111                 --
                                                             ------------       ------------
Total operating expenses ................................       4,895,517          2,201,775
                                                             ------------       ------------
Loss from operations ....................................      (3,778,070)          (543,425)
                                                             ------------       ------------

Other expense:
    Interest expense, net ...............................        (793,829)            (3,322)
    Other expense, net ..................................         (89,799)          (135,000)
                                                             ------------       ------------
Other expense, net ......................................        (883,628)          (138,322)
                                                             ------------       ------------
Loss before income tax benefit ..........................      (4,661,698)          (681,747)
Income tax benefit ......................................              --                 --
                                                             ------------       ------------
Net loss ................................................    $ (4,661,698)      $   (681,747)
                                                             ============       ============
Basic and diluted net loss per common share .............    $      (0.07)      $      (0.04)
                                                             ============       ============
Weighted average basic and diluted shares outstanding....      70,986,256         30,382,293
                                                             ============       ============


See accompanying notes to unaudited condensed consolidated financial statements.

                               theglobe.com, inc.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            THREE MONTHS ENDED MARCH 31,
                                                                                           -----------------------------
                                                                                              2004               2003
                                                                                           -----------       -----------
                                                                                                    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..........................................................................      $(4,661,698)      $  (681,747)
    Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
    Depreciation and amortization ...................................................          236,111            22,825
    Provisions for uncollectible accounts receivable.................................           20,000             5,203
    Provisions for excess and obsolete inventory.....................................           (4,485)               --
    Non-cash interest expense .......................................................          785,886                --
    Reserve against amounts loaned to Internet venture ..............................          110,000           135,000
    Contributed officer compensation ................................................               --            50,000
    Employee stock compensation......................................................          150,533                --
    Compensation related to non-employee stock options ..............................          294,796                --
    Other, net.......................................................................            5,262                --

    Changes  in  operating  assets  and  liabilities,  net  of  acquisition  and dispositions:
    Inventory, net ..................................................................         (580,085)              279
    Accounts receivable, net ........................................................          177,531           325,816
    Prepaid and other current assets ................................................          115,537            53,044
    Accounts payable ................................................................         (690,480)         (865,066)
    Accrued expenses and other current liabilities ..................................          375,335           711,377
    Deferred revenue ................................................................           52,668            (1,920)
    Other long-term liabilities......................................................          (14,840)               --
                                                                                           -----------       -----------

Net cash and cash equivalents used in operating activities ..........................       (3,627,929)         (245,189)
                                                                                           -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Sales of marketable securities, net .............................................          225,070                --
    Amounts loaned to Internet venture ..............................................         (110,000)         (135,000)
    Purchases of property and equipment .............................................         (288,601)          (20,664)
    Patent costs incurred............................................................          (25,252)               --
    Other, net.......................................................................           (3,500)               --
                                                                                            -----------       -----------

Net cash and cash equivalents used in investing activities ..........................         (202,283)         (155,664)
                                                                                            -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowing on notes payable ......................................................        2,000,000                --
    Proceeds from issuance of common stock, net......................................       27,055,281                --
    Proceeds from issuance of preferred stock, net...................................               --           500,000
    Proceeds from exercise of common stock options ..................................          139,545                --
    Payments on long-term debt, notes payable and capital lease obligations .........           (9,815)          (32,381)
                                                                                           -----------       -----------

Net cash and cash equivalents provided by financing activities ......................       29,185,011           467,619
                                                                                           -----------       -----------
      Net change in cash and cash equivalents .......................................       25,354,799            66,766

Cash and cash equivalents at beginning of period ....................................        1,061,702           725,422
                                                                                           -----------       -----------
Cash and cash equivalents at end of period ..........................................      $26,416,501       $   792,188
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

On November 14, 2002, the Company acquired certain Voice over Internet Protocol ("VoIP") assets and is now aggressively pursuing opportunities related to this acquisition under the brand name, "voiceglo". In exchange for the assets, the Company issued warrants to acquire 1,750,000 shares of its Common Stock and an additional 425,000 warrants as part of an earn-out structure upon the attainment of certain performance targets. The earn-out performance targets were not achieved and the 425,000 earn-out warrants expired on December 31, 2003.

On May 28, 2003, the Company acquired Direct Partner Telecom, Inc. ("DPT"), a company engaged in VoIP telephony services in exchange for 1,375,000 shares of the Company's Common Stock and the issuance of warrants to acquire 500,000 shares of the Company's Common Stock. The transaction included an earn-out arrangement whereby the former shareholders of DPT may earn additional warrants to acquire up to 2,750,000 shares of the Company's Common Stock at an exercise price of $0.72 per share upon the attainment of certain performance targets by DPT, or upon a change in control as defined, over approximately a three year period following the date of acquisition. Effective March 31, 2004, 500,000 of the earn-out warrants were forfeited as performance targets had not been achieved for the first of the three year periods.

The Company acquired all of the physical assets and intellectual property of DPT and originally planned to continue to operate the company as a subsidiary and engage in the provision of VoIP services to other telephony businesses on a wholesale transactional basis. In the first quarter of 2004, the Company decided to suspend DPT's wholesale business and dedicate the DPT physical and intellectual assets to its retail VoIP business, which is conducted under the name "voiceglo". As a result, the Company wrote off the goodwill associated with the purchase of DPT as of December 31, 2003, and intends to employ DPT's physical assets in the build out of the VoIP network.

As of March 31, 2004, the Company's revenue sources were principally from the sale of print advertising in its Computer Games magazine; the sale of its Computer Games magazine through newsstands and subscriptions; and the sale of video games and related products through Chips & Bits, Inc., its games distribution business. Given their recent launch, the Company's voiceglo VoIP products and services have yet to produce any significant revenue. Management's intent, going forward, is to devote substantial monetary, management and human resources to the Company's "voiceglo" VoIP business.

During the three months ended March 31, 2004, the Company issued debt and equity securities for net proceeds of $29,055,281. As further discussed in Note 3, the Company accounted for the issuance of the debt securities in accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," which resulted in the recognition of interest expense of $687,000 at the respective date of the securities issuance.

(b) Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries from their respective dates of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

(c) Unaudited Interim Condensed Consolidated Financial Information

The unaudited interim condensed consolidated financial statements of the Company as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 included herein have been prepared in accordance with the instructions for Form 10-QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed consolidated financial statements.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2004 and the results of its operations for the three months ended March 31, 2004 and 2003 and its cash flows for the three months ended March 31, 2004 and 2003.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited financial statements as of December 31, 2003, and for the two years then ended and related notes included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

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

(f) Marketable Securities

The Company accounts for its investment in debt and equity securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." All such investments are classified as available-for-sale as of March 31, 2004. Available-for-sale securities are stated at market value, which approximates fair value, and unrealized holding gains and losses are excluded from earnings and included as a component of stockholders' equity until realized.

The following is a summary of available-for-sale securities:

                                               March 31, 2004            December 31, 2003
                                         ------------------------- ---------------------------
                                             Cost      Fair Value      Cost        Fair Value
                                         ------------ ------------ ------------   ------------
Preferred Securities...............      $        --  $        --  $   225,000    $   225,000
U.S. Treasury Bills................           42,848       42,864       41,408         42,970
                                         ------------ ------------ ------------   ------------

      Total........................      $    42,848  $    42,864  $   266,408    $   267,970
                                         ============ ============ ============   ============

During the three months ended March 31, 2004 and 2003, the Company had no significant gross realized gains or losses on sales of available-for-sale securities.

(g) Comprehensive Loss

The Company reports comprehensive income (loss) in accordance with SFAS No. 130, "Reporting Comprehensive Income". Comprehensive loss is comprised of two components: net loss and other comprehensive income or loss. Other comprehensive income or loss includes items such as unrealized gains or losses on marketable securities, etc. The Company had no other comprehensive income or loss in the first quarter of 2004 and 2003, respectively.

(h) Inventory

Inventories, consisting primarily of products available for sale, are recorded on a first in, first out basis and valued at the lower of cost or market value. The Company's reserve for excess and obsolete inventory as of March 31, 2004 and December 31, 2003 was approximately $102,000 and $109,000, respectively.

 (i) Revenue Recognition

The Company's revenues were derived principally from the sale of print advertisements under short-term contracts in our games information magazine Computer Games; the sale of our games information magazine through newsstands and subscriptions; the sale of video games and related products through our games distribution business Chips & Bits, Inc.; and from the sale of VoIP telephony services over the Internet.

Advertising revenues from the sale of print advertisements under short-term contracts in the games information magazine are recognized at the on-sale date of the magazine.

Newsstand sales of the games information magazine are recognized at the on-sale date of the magazine, net of provisions for estimated returns. Subscriptions are recorded as deferred revenue when initially received and recognized as income ratably over the subscription term.

Sales of video games and related products from the online store are recognized as revenue when the product is shipped to the customer. Amounts billed to customers for shipping and handling charges are included in net revenue. The Company provides an allowance for returns of merchandise sold through its online store. The allowance for returns provided to date has not been significant.

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

For the three months ended March 31, 2004, there were no customers that accounted for over 10% of consolidated net revenue.

(k) Net loss per share

Basic and diluted net loss per common share were computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding for each period presented. Due to the Company's net losses, the effect of potentially dilutive securities or common stock equivalents that could be issued was excluded from the diluted net loss per common share calculation due to the anti-dilutive effect. Such potentially dilutive securities and common stock equivalents consisted of the following for the periods ended March 31:

                                                     2004            2003
                                                  ----------      ----------
Options to purchase common stock .............     9,924,000       5,970,000
Common shares issuable upon conversion of
    Series F Preferred Stock .................            --      16,667,000
Common shares issuable upon conversion of
    Warrants .................................    26,504,000      10,885,000
                                                  ----------      ----------
Total ........................................    36,428,000      33,522,000
                                                  ==========      ==========

Net loss applicable to common stockholders was calculated as follows:

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                           -----------------------------
                                               2004              2003
                                           -----------       -----------
Net loss ...............................   $ (4,661,698)     $  (681,747)
Beneficial conversion features of
    preferred stock.....................             --         (500,000)
                                           ------------       -----------
    Net loss applicable to common
      stockholders .....................   $ (4,661,698)     $(1,181,747)
                                           ============       ===========


In March 2003, the Company issued $500,000 of Series F Preferred Stock convertible into shares of the Company's Common Stock at a price of $0.03 per share, as well as warrants to purchase approximately 3,333,000 shares of the Company's Common Stock at an exercise price of $0.125 per share. As a result of the preferential conversion discounts related to the issuance of the Series F Preferred Stock and associated warrants, $500,000 was recorded as a dividend to the preferred stockholders in March 2003, as the preferred shares were immediately convertible into common shares.

(l)  Reclassifications

Certain 2003 amounts were reclassified to conform to the 2004 presentation.

(2) OTHER ASSETS

On February 25, 2003, theglobe.com entered into a Loan and Purchase Option Agreement with a development stage Internet related business venture pursuant to which it agreed to fund, in the form of a loan, at the discretion of the Company, the venture's operating expenses and obtained the option to acquire all of the outstanding capital stock of the venture in exchange for, when and if exercised, $40,000 in cash and the issuance of an aggregate of 2,000,000 unregistered restricted shares of theglobe.com's common stock (the "Option"). The Loan is secured by a lien on the assets of the venture. Effective April 14, 2004, the Loan and Purchase Option Agreement and promissory note were amended extending the maturity date of the Loan to May 31, 2004. The Option is exercisable at anytime on or before ten days after theglobe.com's receipt of notice relating to the award of a certain contract currently being pursued by the venture. In the event of the exercise of the Option, (i) the existing CEO and CFO of the venture have agreed to enter into employment agreements whereby each would agree to remain in the employ of the venture for a period of two years following the closing of the Option in exchange for base compensation plus participation in a bonus pool based upon the pre-tax income of the venture and
(ii) the 2,000,000 shares of theglobe.com Common Stock issued upon such exercise will be entitled to certain "piggy-back" registration rights. If the Option is not exercised, then theglobe.com has agreed, subject to certain exceptions, to forgive repayment of $60,000 of the amount loaned. As of March 31, 2004, $645,000 has been advanced to this venture. Due to the uncertainty of collectibility of the Loan, as it is to a development stage business, the Company has set up a reserve for all of the Loan except the $40,000 attributable to the acquisition should the Company exercise the Option. Additions to the Loan reserve of $110,000 and $135,000 were included in other expense in the accompanying condensed statements of operations for the three months ended March 31, 2004 and 2003, respectively.

(3) CAPITAL TRANSACTIONS

On February 2, 2004, the Company's Chairman and Chief Executive Officer and his spouse, entered into a Note Purchase Agreement with the Company pursuant to which they acquired a demand convertible promissory note (the "Bridge Note") in the aggregate principal amount of $2,000,000. The Bridge Note was convertible into shares of the Company's Common Stock. The Bridge Note provided for interest at the rate of ten percent per annum and was secured by a pledge of substantially all of the assets of the Company. Such security interest was shared with the holders of the Company's $1,750,000 Convertible Notes issued to E&C Capital Partners and certain affiliates of our Chairman and Chief Executive Officer. In addition, the Chairman and Chief Executive Officer and his spouse were issued a warrant (the "Warrant") to acquire 204,082 shares of the Company's Common Stock at an exercise price of $1.22 per share. The Warrant is exercisable at any time on or before February 2, 2009. The exercise price of the Warrant, together with the number of shares for which such Warrant is exercisable, is subject to adjustment upon the occurrence of certain events.

An allocation of the proceeds received from the issuance of the Bridge Note was made between the debt instrument and the Warrant by determining the pro rata share of the proceeds for each by comparing the fair value of each security issued to the total fair value. The fair value of the Warrant was determined using the Black Scholes model. The fair value of the Bridge Note was determined by measuring the fair value of the Common Shares on an "as-converted" basis. As a result, $170,000 was allocated to the Warrant and recorded as a discount on the debt issued and additional paid in capital. The value of the beneficial conversion feature of the Bridge Note was calculated by comparing the fair value of the underlying common shares of the Bridge Note on the date of issuance based on the closing price of our Common Stock as reflected on the OTCBB to the "effective" conversion price. This resulted in a beneficial conversion discount of $517,000, which was recorded as interest expense in the accompanying condensed consolidated statement of operations as the Bridge Note was immediately convertible into common shares. In addition, the value allocated to the Warrant and characterized as discount on the Bridge Note was recognized as interest expense, as the Bridge Note was due on demand.

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

The securities offered were not registered under the Securities Act of 1933 and may not be offered or resold in the United States absent registration or an applicable exemption from such registration requirements. Pursuant to the terms of the Private Offering, the Company filed a registration statement relating to the resale of the Securities on April 16, 2004 which became effective on May 11, 2004.

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

Pursuant to the Company's Stockholder Rights Agreement (the "Agreement") dated November 12, 1998, the Company's Board of Directors authorized and declared a dividend of one preferred stock purchase right (a "Right") for each outstanding share of the Company's then outstanding Common Stock and all new shares of Common Stock issued, as defined by the Agreement. In general, each Right entitles the holder the right to purchase one one-thousandth of a share of the Company's Junior Participating Preferred Stock, subject to adjustment as defined by the Agreement. The Rights were intended to have various anti-takeover effects, including causing substantial dilution to any person or any group of persons that attempts to acquire the Company on terms not approved by our Board of Directors. In connection with the Agreement, on April 13, 2004, the Board of Directors of the Company adopted a resolution amending the Certificate of Designation of the Corporation increasing the number of shares of the Company's Junior Participating Preferred Stock from 100,000 shares to 250,000 shares.

(4) STOCK OPTION PLANS

The Company has outstanding at March 31, 2004, 71,120 options which are subject to variable accounting in accordance with FIN No. 44 as a result of a re-pricing transaction in 2000. No compensation expense was recorded in connection with the re-priced stock options during the three months ended March 31, 2004 and 2003. Depending upon movements in the market value of the Company's common stock, this accounting treatment may result in additional non-cash compensation charges in future periods.

A total of 892,500 stock options were granted during the three months ended March 31, 2004, including grants of 215,000 stock options to non-employees. Compensation expense of approximately $295,000 was recognized during the three months ended March 31, 2004 with respect to non-employee stock options. Approximately $151,000 of compensation expense related to employee option grants with below-market exercise prices was recorded during the three months ended March 31 2004. A total of 286,500 stock options were exercised and a total of 625,110 stock options were cancelled during the three months ended March 31, 2004. No stock options were issued, while a total of 1,500 stock options were cancelled during the three months ended March 31, 2003.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004: no dividend yield; an expected life of five years; 160% expected volatility and 3.00% risk free interest rate.

In accordance with SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based awards granted to employees. The following table presents the Company's pro forma net loss for the three months ended March 31, 2004, had the Company determined compensation cost based on the fair value at the grant date for all of its employee stock options issued under SFAS No. 123:

                                                   2004
                                              -------------
Net loss:
   As reported .........................      $  (4,661,698)
   Pro forma ...........................         (5,354,000)

Basic and diluted loss per common share:
   As reported .........................      $       (0.07)
   Pro forma ...........................              (0.08)



(5) LITIGATION

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

The Answer to the Complaint, with counterclaims, was served on October 20, 2003, denying plaintiff's allegations of improper and unlawful conduct in their entirety. The parties reached an amicable resolution of this matter, including a mutual release of all claims, which was filed with the Court in April 2004.

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

The following table presents financial information regarding the Company's different segments:

                                              THREE MONTHS ENDED
                                                    MARCH 31,
                                         -----------------------------
                                             2004              2003
                                         -----------       -----------
REVENUE:

Computer games and other...........      $ 1,017,899      $  1,658,350
VoIP telephony services ...........           99,548                --
                                         -----------       -----------
                                         $ 1,117,447      $  1,658,350
                                         ===========       ===========

INCOME (LOSS) FROM OPERATIONS:
Computer games and other...........      $  (109,888)     $     19,409
VoIP telephony services ...........       (2,128,367)           (8,448)
Corporate expenses.................       (1,539,815)         (554,386)
                                         -----------       -----------
   Loss from operations                   (3,778,070)         (543,425)
   Other expense, net                       (883,628)         (138,322)
                                         -----------       -----------
   Consolidated loss before income
     tax benefit                         $(4,661,698)     $   (681,747)
                                         ===========       ===========

DEPRECIATION AND AMORTIZATION:
Computer games and other...........      $     3,429      $     22,105
VoIP telephony services ...........          226,770               179
Corporate expenses.................            5,912               541
                                         -----------       -----------
                                         $   236,111      $     22,825
                                         ===========       ===========



                                           MARCH 31,       DECEMBER 31,
                                             2004              2003
                                         -----------       -----------
IDENTIFIABLE ASSETS:
Computer games and other...........      $ 1,827,307      $  1,957,714
VoIP telephony services ...........        5,001,618         4,251,082
Corporate assets...................       25,824,330           963,282
                                         -----------       -----------
                                         $32,653,255      $  7,172,078
                                         ===========       ===========



(7) COMMITMENTS

As of March 31, 2004, the Company had approximately $20,000 in outstanding standby letters of credit used to support the agreement with one of our telecommunications carriers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

                           FORWARD LOOKING STATEMENTS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operation contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "intends," "will," or similar terms. Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors described under "Risk Factors" and elsewhere in this report. The following discussion should be read together in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes thereto and the audited consolidated financial statements and notes to those statements contained in the Annual Report on Form 10-KSB for the year ended December 31, 2003.

                          OVERVIEW OR PLAN OF OPERATION

As of March 31, 2004, we managed two primary lines of business. One line consists of our historical network of three wholly owned businesses, each of which specializes in the games business by delivering games information and selling games in the United States and abroad. These businesses are: our print publication Computer Games Magazine; our Computer Games Online website (www.cgonline.com), which is the online counterpart to Computer Games Magazine; and our Chips & Bits, Inc. (www.chipsbits.com) games distribution company. Management of the Company continues to actively explore a number of strategic alternatives for its online and offline games properties, including continuing to operate the properties, acquisition or development of complementary products, or selling some or all of the games properties.

The second line of business, Voice over Internet Protocol ("VoIP") telephony services, includes voiceglo Holdings, Inc., a wholly-owned subsidiary of theglobe.com that offers VoIP web-based, home and business phone service. The term "VoIP" refers to a category of hardware and software that enables people to use the Internet to make phone calls. We entered the VoIP business by acquiring certain software assets in November 2002 from an entrepreneur who is now employed by us. Today those assets serve as the foundation of the products we offer and market under the brand name, "voiceglo." The VoIP telephony services division also includes Direct Partner Telecom, Inc. ("DPT"), an international licensed telecommunications carrier which was engaged in the purchase and resale of telecommunications services over the Internet. DPT was acquired on May 28, 2003. In the first quarter of 2004, we decided to suspend DPT's wholesale business and dedicate the DPT physical and intellectual assets to our retail VoIP business, "voiceglo".

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

                                OUR VOIP BUSINESS

During the third quarter of 2003, the Company launched its first suite of consumer and business level VoIP services. These services allow consumers and enterprises to communicate using VoIP technology for dramatically reduced pricing compared to traditional telephony networks. The services also offer traditional telephony features such as voicemail, caller ID, call forwarding, and call waiting for no additional cost to the consumer, as well as incremental services that are not currently supported by the public switched telephone network ("PSTN") like the ability to use numbers remotely and voice to email services.

The Company now offers two primary types of VoIP services, on a retail basis, to individual consumers and small businesses:

o Browser-Based - a full functioning telephone that resides on the computer desktop and also includes a web-based solution. The only system requirements are a browser and an Internet connection. The Company is seeking a patent to protect its position. The browser-based product is marketed under the name "GloPhone".

o SIP Based Soft Phone - a traditional phone line replacement service. Requires a voiceglo adapter, a regular phone and an Internet connection. The service works on broadband, dial-up and wi-fi Internet connections and can be used with a USB phone directly over a user's computer if desired.

Our VoIP products are subject to continuing development by the Company and management continues to evaluate its business plans for these proposed services. As discussed further in the "Liquidity and Capital Resources" section below, we expect to utilize substantial capital in fully launching and expanding our VoIP operations. In addition, there are a number of significant risks to entry into, and the conduct of business in, this market, including current and proposed governmental regulation, potential taxation of services and many of the risks detailed below under "Risk Factors."

                              RESULTS OF OPERATIONS

The nature of the businesses being conducted by us has significantly changed from March 31, 2003 compared to March 31, 2004. As a result of our decision to enter into the VoIP business we have incurred substantial expenditures without corresponding revenue as we develop our VoIP product line and as we put into place the infrastructure for our VoIP products. Consequently, and primarily as a result of these factors, the results of operation for the quarter ended March 31, 2004 are not necessarily comparable to the quarter ended March 31, 2003.

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003

NET REVENUE. Net revenue totaled $1.1 million for the first quarter of 2004 as compared to $1.7 million in the same quarter of the prior year. The $0.6 million decline in total net revenue was primarily attributable to decreases in advertising, magazine sales, and electronic commerce net revenue, partially offset by net revenue generated by our VoIP telephony services division.

Advertising revenue from the sale of print advertisements in our games magazine was $0.4 million, or 34%, of total net revenue for the three months ended March 31, 2004 versus $0.5 million, or 33%, of total net revenue for the three months ended March 31, 2003. .

Net revenue attributable to the sale of our games information magazine was $0.4 million, or 35%, of total net revenue for the three months ended March 31, 2004, as compared to $0.7 million, or 42%, of total net revenue in the same quarter of the prior year. The decline in net revenue from the sale of our games magazine as compared to the previous year was primarily the result of a decrease in the circulation base of our games magazine. As rates for print advertising charged to advertisers are driven largely by the circulation of the publication, the decline in the circulation base of our games magazine has also contributed to the decrease in our advertising revenue.

Electronic commerce and other net revenue is principally comprised of sales of video games and related products through Chips & Bits, Inc. Sales through the online store accounted for $0.2 million, or 22%, of total net revenue for the first quarter of 2004 as compared to $0.4 million, or 25%, of total net revenue for the same period of 2003. The $0.2 million decrease was primarily the result of advances in and releases of console and online games, which traditionally have less sales loyalty to our online store, coupled with the continued decline in the number of major PC game releases, on which our online store relies for the majority of sales. In addition, an increasing number of major retailers have increased the selection of video games offered by both their traditional "bricks and mortar" locations and their online commerce sites resulting in increased competition.

Net revenue from telephony services totaled $0.1 million for the three months ended March 31, 2004. During the first quarter of 2004, the Company focused its efforts on the promotion of its recently released browser-based GloPhone product. In particular, we initiated several promotional campaigns for our "free" GloPhone product as a means of educating consumers to gain greater customer acceptance of our VoIP products. We believe that as customers become more familiar with our VoIP technology, demand for our revenue generating products will increase.

COST OF PRODUCTS AND PUBLICATIONS SOLD. Cost of products and publications sold related to our games division consists primarily of printing costs of our games magazine, Internet connection charges, personnel costs, maintenance costs of website equipment and the costs of merchandise sold and shipping fees in connection with our online store. Cost of products and publications sold by our games division totaled approximately $0.6 million and $0.8 million in the first quarter of 2004 and 2003, respectively. The gross margin of our games division approximated 42% for the three months ended March 31, 2004 as compared to 49% for the same quarter of the prior year. Approximately 7% of the total cost of products sold for the first quarter of 2004 consisted of customer equipment and shipping costs related to the sale of our voiceglo VoIP service.

DATA COMMUNICATIONS, TELECOM AND NETWORK OPERATIONS. This expense category relates entirely to the Company's entry into the VoIP business in 2003 and includes termination and circuit costs related to our retail telephony services business marketed under the voiceglo brand name. Personnel and consulting costs incurred in support of the Company's Internet telecommunications network are also included in this expense category. Data communications, telecom and network operations expenses are expected to increase in the future as we further expand our data communications network and expand our telecommunications carrier relationships in order to support the Company's voiceglo product line.

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and related expenses of sales and marketing personnel, commissions, advertising and marketing costs, public relations expenses, promotional activities and barter expenses. Sales and marketing expenses totaled $1.1 million in the first quarter of 2004 as compared to $0.6 million in the first quarter of 2003. A decline of $0.2 million in sales and marketing expenses incurred by our games division was more than offset by $0.7 million of sales and marketing expenses of the VoIP telephony services division. Sales and marketing expenses of the games division represented approximately 34% of total net revenue attributable to the games division's operations for both the first quarter of 2004 and 2003, respectively. Advertising and promotions expenses, coupled with personnel costs were the principal components of sales and marketing expenses of the VoIP telephony services division during the first quarter of 2004.

PRODUCT DEVELOPMENT. Product development expenses include salaries and related personnel costs; expenses incurred in connection with website development, testing and upgrades; editorial and content costs; and costs incurred in the development of our voiceglo branded products. Product development expenses were $0.2 million in both the first quarters of 2004 and 2003.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and related personnel costs for general corporate functions including finance, human resources and facilities, outside legal and professional fees, directors and officers insurance, bad debt expenses and general corporate overhead costs. General and administrative expenses were $2.1 million for the three months ended March 31, 2004, as compared to $0.6 million for the same quarter of 2003. Increases in headcount and the resulting personnel expenses, as well as other general and administrative expenses directly attributable to our new line of business, VoIP telephony services, were the principal factors contributing to the $1.5 million increase in total general and administrative expenses. Other expense categories which increased as compared to 2003 largely as a result of our entrance into the VoIP business, included legal fees, other professional fees and facilities costs.

DEPRECIATION. Depreciation expense totaled $0.2 million for the three months ended March 31, 2004. The increase from the same quarter of the prior year resulted principally from the investment in network infrastructure and capitalized software costs of the VoIP telephony services division.

INTEREST EXPENSE, NET. On February 2, 2004, our Chairman and Chief Executive Officer and his spouse, entered into a Note Purchase Agreement with the Company pursuant to which they acquired a demand convertible promissory note (the
"Bridge Note") in the aggregate principal amount of $2,000,000. Non-cash interest expense of $0.7 million was recorded in the first quarter of 2004 related to the beneficial conversion feature of the Bridge Note as the Bridge Note was convertible into our Common Stock at a price below the fair market value of our Common Stock (for accounting purposes), based on the closing price of our Common Stock as reflected on the OTCBB on the issuance date of the Note.

OTHER INCOME (EXPENSE), NET. Other expense for the first quarters of 2004 and 2003 principally represents additional reserves against the amounts loaned by the Company to a development stage Internet related business venture.

INCOME TAXES. No tax benefit was recorded for the three months ended March 31, 2004. Due to the uncertainty surrounding the timing or ultimate realization of the benefits of our net operating loss carryforwards in future periods, we have recorded a 100% valuation allowance against our otherwise recognizable deferred tax assets. At December 31, 2003, the Company had net operating loss carryforwards available for U.S. and foreign tax purposes of approximately $144 million. These carryforwards expire through 2023. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Due to the change in our ownership interests in August 1997 and May 1999 and the Company's recently completed private offering in March 2004 (together with the exercise and conversion of various securities in connection with such private offering), as defined in the Internal Revenue Code of 1986, as amended, the Company may have substantially limited or eliminated the availability of its net operating loss carryforwards. There can be no assurance that the Company will be able to avail itself of any net operating loss carryforwards.


                         LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ITEMS. As of March 31, 2004, we had approximately $26.4 million in cash and cash equivalents as compared to $1.1 million as of December 31, 2003. Net cash used in operating activities was $3.6 million and $0.2 million, for the three months ended March 31, 2004 and 2003, respectively. The period-to-period increase in net cash used in operating activities resulted primarily from the increase in our net operating losses, partially offset by the favorable impact of non-cash interest expense recorded in the first three months of 2004 as a result of the beneficial conversion feature of the $2,000,000 Bridge Note issued in February 2004, as well as other non-cash charges recorded in 2004.

Net cash of $0.2 million was used in investing activities during the first three months of 2004. We incurred $0.3 million in capital expenditures during the first three months of 2004, primarily within the VoIP telephony services division. Additionally, in February 2003, we committed to fund operating expenses of a development stage Internet venture at our discretion in the form of a loan. During both the first quarters of 2004 and 2003, approximately $0.1 million of funds were advanced to the venture. Partially offsetting these uses of funds in the first three months of 2004 were $0.2 million in proceeds from the sale of marketable securities.

Net cash provided by financing activities was $29.2 million for the first three months of 2004. As discussed below and in the Notes to the condensed consolidated financial statements, the Company completed a private offering of its Common Stock and warrants to acquire its Common Stock in March 2004 resulting in the issuance of approximately 33.4 million shares of Common Stock, and warrants to acquire approximately 16.7 million shares of its Common Stock, for gross proceeds of approximately $28.4 million. Offering costs included $1.2 million in cash commissions paid to the placement agent and approximately $0.1 million in legal and accounting fees. In addition, on February 2, 2004, the Company issued a $2,000,000 Bridge Note which was subsequently converted into our Common Stock in connection with the March 2004 private offering. Proceeds of approximately $0.1 million were received from the exercise of stock options during the first quarter of 2004. Cash provided by financing activities during the three months ended March 31, 2003, resulted from the issuance of $0.5 million in Series F Convertible Preferred Stock.

CAPITAL TRANSACTIONS. As mentioned previously, on February 2, 2004, the Company's Chairman and Chief Executive Officer and his spouse, entered into a Note Purchase Agreement with the Company pursuant to which they acquired a demand convertible promissory note in the aggregate principal amount of $2,000,000. The Bridge Note was convertible into shares of the Company's Common Stock. The Bridge Note provided for interest at the rate of ten percent per annum and was secured by a pledge of substantially all of the assets of the Company. Such security interest was shared with the holders of the Company's $1,750,000 Convertible Notes issued to E&C Capital Partners and certain affiliates of our Chairman and Chief Executive Officer. In addition, the Chairman and Chief Executive Officer and his spouse were issued a warrant (the "Warrant") to acquire 204,082 shares of the Company's Common Stock at an exercise price of $1.22 per share. The Warrant is exercisable at any time on or before February 2, 2009. The exercise price of the Warrant, together with the number of shares for which such Warrant is exercisable, is subject to adjustment upon the occurrence of certain events.

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

The purpose of the Private Offering was to raise funds for use primarily in the Company's developing voiceglo business, including the deployment of networks, website development, marketing and capital infrastructure expenditures and working capital. Proceeds may also be used in connection with our other existing or future business operations.

Halpern Capital, Inc., acted as placement agent for the Private Offering, and was paid a commission of $1.2 million and issued a warrant to acquire 1,000,000 shares of Common Stock at $0.001 per share.

The securities offered were not registered under the Securities Act of 1933 and may not be offered or resold in the United States absent registration or an applicable exemption from such registration requirements. Pursuant to the terms of the Private Offering, the Company filed a registration statement relating to the resale of the Securities on April 16, 2004 which became effective on May 11, 2004. Most of our investors from prior capital raises also elected to register their shares for resale on a "piggy-back" basis pursuant to that registration statement.

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

FUTURE CAPITAL NEEDS. In order to offer our VoIP services we have invested substantial capital and made substantial commitments related to the development of the voiceglo network and telephony handsets and related adapters. The voiceglo network is comprised of switching hardware and software, servers, billing and inventory systems, and telecommunication carrier services. We own and operate VoIP switch equipment in Miami, Atlanta and New York, and interconnect these switches utilizing a leased transport network through numerous carrier agreements with third party providers. Through these carrier relationships we are able to carry the traffic of our customers over the Internet and interact with the PSTN. We generally enter into from one to five year agreements with these carriers pursuant to which, in exchange for allocating and dedicating availability on their networks, we undertake to provide minimum usage of these networks. In general, the larger our commitment the lower our per minute cost of usage of the network. Given the recent introduction of our voiceglo service offerings, our minimum commitments under these carrier agreements presently greatly exceed our actual usage.

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

As a result of the proceeds raised from our March 2004 private offering, management does not presently anticipate that the Company will need to raise additional funds within at least the next twelve months in order to implement its business plans for its existing businesses. However, there can be no assurance that the capital needs of the Company will not change, that we will not enter into additional lines of business or that forecasted expenses will not substantially exceed our expectations. In any of such events, we may be required to raise additional capital. We currently have no access to credit facilities with traditional third party lenders and there can be no assurance that we would be able to raise any such capital. In addition, any financing that could be obtained would likely significantly dilute existing stockholders.

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

                              EFFECTS OF INFLATION

Due to relatively low levels of inflation in 2004 and 2003, inflation has not had a significant effect on our results of operations since inception.

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

Certain of our accounting policies require higher degrees of judgment than others in their application. These include revenue recognition, valuation of customer receivables, impairment of intangible assets and income tax recognition of deferred tax items. Our policies and related procedures for revenue recognition, valuation of customer receivables, capitalization of computer software costs and intangible assets are summarized below.

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


                        VALUATION OF CUSTOMER RECEIVABLES

Provisions for the allowance for doubtful accounts are made based on historical loss experience adjusted for specific credit risks. Measurement of such losses requires consideration of the Company's historical loss experience, judgments about customer credit risk, and the need to adjust for current economic conditions.


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

RISKS RELATING TO OUR BUSINESS GENERALLY

WE HAVE A HISTORY OF OPERATING LOSSES AND EXPECT TO CONTINUE TO INCUR LOSSES.

Since our inception, we have incurred net losses in each quarter, except the fourth quarter of 2002 where we had net income of approximately $17,000. We expect that we will continue to incur net losses for the foreseeable future. We had net losses of approximately $11 million and $2.6 million for the years ended December 31, 2003 and 2002, respectively, and approximately $4.7 million for the first quarter of 2004. The principal causes of our losses are likely to continue to be:

o costs resulting from the operation of our businesses;

o costs relating to entering new business lines;

o failure to generate sufficient revenue; and

o general and administrative expenses.

Although we have restructured our businesses, we still expect to continue to incur losses as we develop our VoIP telephony services business and while we explore a number of strategic alternatives for our online and offline games properties, including continuing to operate the properties, acquisition or development of additional businesses or complementary products, selling some or all of the properties or other changes to our business.

OUR RECENT ACQUISITIONS, AS WELL AS POTENTIAL FUTURE ACQUISITIONS, JOINT VENTURES OR STRATEGIC TRANSACTIONS ENTAIL NUMEROUS RISKS AND UNCERTAINTIES. WE MAY ENTER ADDITIONAL LINES OF BUSINESS.

We have entered into a new business line, VoIP telephony services. In November 2002, we acquired certain VoIP assets from an entrepreneur in exchange for 1,750,000 warrants to purchase our common stock. On May 28, 2003, we acquired Direct Partner Telecom, Inc. ("DPT"), an international licensed telecommunications carrier engaged in the purchase and resale of telecommunication services over the Internet. We may also enter into new or different lines of business, as determined by management and our Board of Directors. The acquisitions of VoIP assets and of DPT, as well as any future acquisitions or joint ventures could result, and in some instances have resulted (particularly as it pertains to DPT), in numerous risks and uncertainties, including:

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

o  diversion  of   management's   attention  and  resources  from  our  existing
businesses;

o significant write-offs if we determine that the business acquisition does not fit or perform up to expectations;

o the incurrence of debt and contingent liabilities or impairment charges related to goodwill and other intangible assets;

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

WE DEPEND ON THE CONTINUED GROWTH IN THE USE AND COMMERCIAL VIABILITY OF THE INTERNET.

Our VoIP telephony services business and games properties are substantially dependent upon the continued growth in the general use of the Internet. Internet and electronic commerce growth may be inhibited for a number of reasons, including:

o inadequate network infrastructure;

o security and authentication concerns;

o inconsistent quality of service;

o inadequate availability of cost-effective, high-speed service; and

o inadequate bandwidth availability.

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

Our ability to offer VoIP services outside the U.S. is also subject to the local regulatory environment, which may be complicated and often uncertain. Regulatory treatment of Internet telephony outside the United States varies from country to country.

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

OUR QUARTERLY OPERATING RESULTS FLUCTUATE.

Due to our significant change in operations, including the entry into a new line of business, our historical quarterly operating results are not necessarily reflective of future results. The factors that will cause our quarterly operating results to fluctuate in the future include:

o acquisitions of new businesses or sales of our assets;

o declines in the number of sales or technical employees;

o the level of traffic on our websites;

o the overall demand for Internet telephony services, print advertising and electronic commerce;

o the addition or loss of VoIP customers, advertisers on our games properties and electronic commerce partners on our websites;

o overall usage and acceptance of the Internet;

o seasonal trends in advertising and electronic commerce sales and member usage in our games businesses;

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

o attract customers to our VoIP telephony service;

o maintain or increase sponsorship revenues for our games magazine;

o adapt to meet changes in our markets and competitive developments; and

o identify, attract, retain and motivate qualified personnel.

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

WE DEPEND ON HIGHLY QUALIFIED TECHNICAL AND MANAGERIAL PERSONNEL.

Our future success also depends on our continuing ability to attract, retain and motivate highly qualified technical expertise and managerial personnel necessary to operate our businesses. We may need to give retention bonuses and stock incentives to certain employees to keep them, which can be costly to us. We may be unable to attract, assimilate or retain highly qualified technical and managerial personnel in the future. Wages for managerial and technical employees are increasing and are expected to continue to increase in the future. We have from time to time in the past experienced, and could continue to experience in the future if we need to hire any additional personnel, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In addition, we may have difficulty attracting qualified employees due to our restructuring in 2000 and 2001, financial position and scaling down of operations. Also, we may have difficulty attracting qualified employees to work in the geographically remote location in Vermont of Chips & Bits, Inc. and Strategy Plus, Inc. If we were unable to attract and retain the technical and managerial personnel necessary to support and grow our businesses, our businesses would likely be materially and adversely affected.

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

WE RELY ON THIRD PARTY OUTSOURCED HOSTING FACILITIES OVER WHICH WE HAVE LIMITED CONTROL.

Our principal servers are located in Florida and New York at third party outsourced hosting facilities. Our operations depend on the ability to protect our systems against damage from unexpected events, including fire, power loss, water damage, telecommunications failures and vandalism. Any disruption in our Internet access could have a material adverse effect on us. In addition, computer viruses, electronic break-ins or other similar disruptive problems could also materially adversely affect our businesses. Our reputation, theglobe.com brand and the brands of our VoIP services business and game properties could be materially and adversely affected by any problems experienced by our sites or our supporting VoIP network. We may not have insurance to adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. We do not presently have any secondary off-site systems or a formal disaster recovery plan.

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

WE MAY BE EXPOSED TO LIABILITY FOR INFORMATION RETRIEVED FROM OR TRANSMITTED OVER THE INTERNET.

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

WE MAY BE EXPOSED TO LIABILITY FOR PRODUCTS OR SERVICES SOLD OVER THE INTERNET, INCLUDING PRODUCTS AND SERVICES SOLD BY OTHERS.

We enter into agreements with commerce partners and sponsors under whom we are entitled to receive a share of any revenue from the purchase of goods and services through direct links from our sites. We sell products directly to consumers which may expose us to additional legal risks, regulations by local, state, federal and foreign authorities and potential liabilities to consumers of these products and services, even if we do not ourselves provide these products or services. We cannot assure you that any indemnification that may be provided to us in some of these agreements with these parties will be adequate. Even if these claims do not result in our liability, we could incur significant costs in investigating and defending against these claims. The imposition of potential liability for information carried on or disseminated through our systems could require us to implement measures to reduce our exposure to liability. Those measures may require the expenditure of substantial resources and limit the attractiveness of our services. Additionally, our insurance policies may not cover all potential liabilities to which we are exposed.

WE ARE INVOLVED IN SECURITIES CLASS ACTION LITIGATION.

We are a party to the securities class action litigation described in Note 5 to the Condensed Consolidated Financial Statements - "Litigation". The defense of the litigation may increase our expenses and will occupy management's attention and resources, and an adverse outcome in this litigation could materially adversely affect us.

WE MAY HAVE TO TAKE ACTIONS TO AVOID REGISTRATION UNDER THE INVESTMENT COMPANY ACT.

Under the Investment Company Act of 1940 (the "1940 Act"), a company meeting the definition of an "investment company" is subject to various stringent legal requirements on its operations. A company can become subject to the 1940 Act if, among other reasons, it owns investment securities with a value exceeding 40 percent of the value of its total assets (excluding government securities and cash items) on an unconsolidated basis, unless a particular exemption of safe harbor applies. Although we are not currently subject to the 1940 Act, at some point in the future the percentage of our assets which consist of investment securities may exceed 40 percent of the value of its total assets on an unconsolidated basis. Rule 3a-2 of the 1940 Act provides a temporary exemption from registration under the 1940 Act, for up to one year, for companies that have a bona fide intent to engage, as soon as reasonably possible, in business other than investing, reinvesting, owning, holding or trading in securities ("transient investment companies"). If, due to future sales of our assets or changes in the value of our existing assets, we become subject to the 1940 Act, we intend to take all actions that would allow reliance on the one-year exemption for "transient investment companies", including a resolution by the Board of Directors that we have bona fide intent to engage, as soon as reasonably possible, in business other than investing, reinvesting, owning, holding or trading in securities. After the one-year period, we would be required to comply with the 1940 Act unless our operations and assets result in us no longer meeting the definition of Investment Company.

RISKS RELATING TO OUR VOICE OVER THE INTERNET BUSINESS

THE VOIP MARKET IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE AND WE WILL NEED TO DEPEND ON NEW PRODUCT INTRODUCTIONS AND INNOVATIONS IN ORDER TO ESTABLISH, MAINTAIN AND GROW OUR BUSINESS.

VoIP is an emerging market that is characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products, and continuing and rapid technological advances. To enter and compete successfully in this emerging market, we must continually design, develop, manufacture, and sell new and enhanced VoIP products and services that provide increasingly higher levels of performance and reliability at lower costs. These new and enhanced products must take advantage of technological advancements and changes, and respond to new customer requirements. Our success in designing, developing and selling such products and services will depend on a variety of factors, including:

o the identification of market demand for new products;

o access to sufficient capital to complete our development efforts;

o product and feature selection;

o timely implementation of product design and development;

o product performance;

o cost-effectiveness of products under development;

o securing effective manufacturing processes; and

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

THE INTERNET TELEPHONY BUSINESS IS HIGHLY COMPETITIVE AND ALSO COMPETES WITH TRADITIONAL AND CELLULAR TELEPHONY PROVIDERS.

The long distance telephony market and the Internet telephony market are highly competitive. There are several large and numerous small competitors, and we expect to face continuing competition based on price and service offerings from existing competitors and new market entrants in the future. The principal competitive factors in our market include price, quality of service, breadth of geographic presence, customer service, reliability, network size and capacity, and the availability of enhanced communications services. Our competitors include major and emerging telecommunications carriers in the U.S. and abroad. Financial difficulties in the past several years of many telecommunications providers are rapidly altering the number, identity and competitiveness of the marketplace. Many of the competitors for our current and planned VoIP service offerings have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we have. As a result, certain of these competitors may be able to adopt more aggressive pricing policies which could hinder our ability to market our voice services.

During the past several years, a number of companies have introduced services that make Internet telephony or voice services over the Internet available to businesses and consumers. All major telecommunications companies, including entities like AT&T, Sprint and MCI, as well as ITXC, iBasis, Net2Phone and deltathree.com either presently or potentially route traffic to destinations worldwide and compete or can compete directly with us. Other Internet telephony service providers focus on a retail customer base and compete with us. These companies may offer the kinds of voice services we currently offer or intend to offer in the future. In addition, companies currently in related markets have begun to provide voice over the Internet services or adapt their products to enable voice over the Internet services. These related companies may potentially migrate into the Internet telephony market as direct competitors. A number of cable operators have also begun to offer VoIP telephony services via cable modems which provide access to the Internet. These companies, which tend to be large entities with substantial resources, generally have large budgets available for research and development, and therefore may further enhance the quality and acceptance of the transmission of voice over the Internet. We also compete with cellular telephony providers.

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

IF WE DO NOT DEVELOP AND MAINTAIN SUCCESSFUL PARTNERSHIPS FOR VOIP PRODUCTS, WE MAY NOT BE ABLE TO SUCCESSFULLY MARKET ANY OF OUR VOIP PRODUCTS.

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

THE FAILURE OF VOIP NETWORKS TO MEET THE RELIABILITY AND QUALITY STANDARDS REQUIRED FOR VOICE COMMUNICATIONS COULD RENDER OUR PRODUCTS OBSOLETE.

Circuit-switched telephony networks feature very high reliability, with a guaranteed quality of service. In addition, such networks have imperceptible delay and consistently satisfactory audio quality. Emerging VoIP networks will not be a viable alternative to traditional circuit switched telephony unless they can provide reliability and quality consistent with these standards.

ONLINE CREDIT CARD FRAUD CAN HARM OUR BUSINESS.

The sale of our products and services over the Internet exposes us to credit card fraud risks. Many of our products and services, including our voiceglo VoIP services, can be ordered or established (in the case of new voiceglo accounts) over the Internet using a major credit card for payment. As is prevalent in retail telecommunications and Internet services industries, we are exposed to the risk that some of these credit card accounts are stolen or otherwise fraudulently obtained. In general, we are not able to recover fraudulent credit card charges from such accounts. In addition to the loss of revenue from such fraudulent credit card use, we also remain liable to third parties whose products or services are engaged by us (such as termination fees due telecommunications providers) in connection with the services which we provide. In addition, depending upon the level of credit card fraud we experience, we may become ineligible to accept the credit cards of certain issuers. We are currently authorized to accept Discover, together with Visa and MasterCard (which are both covered by a single merchant agreement with us). Visa/MasterCard constitutes the primary credit card used by our customers. The loss of eligibility for acceptance of Visa/MasterCard could significantly and adversely affect our business. We have recently updated our fraud controls and will attempt to manage fraud risks through our internal controls and our monitoring and blocking systems. If those efforts are not successful, fraud could cause our revenue to decline significantly and our business, financial condition and results of operations to be materially and adversely affected.

RISKS RELATING TO OUR HISTORICAL BUSINESS

THE MARKET SITUATION CONTINUES TO BE A CHALLENGE FOR CHIPS & BITS DUE TO ADVANCES IN CONSOLE AND ONLINE GAMES, WHICH HAVE LOWER MARGINS AND TRADITIONALLY LESS SALES LOYALTY TO CHIPS & BITS.

Our subsidiary, Chips & Bits, Inc. depends on major releases in the Personal Computer (PC) market for the majority of sales and profits. The game industry's focus on X-Box, Playstation and GameCube has dramatically reduced the number of major PC releases, which resulted in significant declines in revenues and gross margins for Chips & Bits. Gross margins for Chips & Bits were 24% and 23% for the years ended December 31, 2003 and 2002, respectively. Because of the large installed base of personal computers, these revenue and gross margin percentages may fluctuate with changes in the PC game market. However, we are unable to predict when, if ever, there will be a turnaround in the PC game market.

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

We historically derived a substantial portion of our revenues from the sale of advertisements on our website and in our magazine Computer Games Magazine. Our business model and revenues were highly dependent on the amount of traffic on our websites, our ability to properly monetize website traffic and on the print circulation of our Computer Games magazine. Print and online advertising have dramatically decreased since the middle of 2000, and may continue to decline, which could continue to have a material effect on us. Many advertisers have been experiencing financial difficulties which could materially impact our revenues and our ability to collect our receivables. For these reasons, we cannot assure you that our current advertisers will continue to purchase advertisements from our games properties.

WE MAY BE MATERIALLY ADVERSELY AFFECTED IF ELECTRONIC COMMERCE DOES NOT BECOME A VIABLE SOURCE OF SIGNIFICANT REVENUES OR PROFITS.

In February 2000, we acquired Chips & Bits, Inc., a direct marketer of video games and related products over the Internet. However, we have limited experience in the sale of products online as compared to many of our competitors and the development of relationships with manufacturers and suppliers of these products. In addition, the closing of our community site and our small business web-hosting site adversely affected our electronic commerce due to the loss of traffic referred by those sites to the Chips & Bits website. We also face many uncertainties, which may affect our ability to generate electronic commerce revenues and profits, including:

o our ability to obtain new customers at a reasonable cost, retain existing customers and encourage repeat purchases;

o the likelihood that both online and retail purchasing trends may rapidly change;

o the level of product returns;

o merchandise shipping costs and delivery times;

o our ability to manage inventory levels;

o our ability to secure and maintain relationships with vendors; and

o the possibility that our vendors may sell their products through other sites.

If use of the Internet for electronic commerce does not continue to grow, our business and financial condition would be materially and adversely affected.

INTENSE COMPETITION FOR ELECTRONIC COMMERCE REVENUES HAS RESULTED IN DOWNWARD PRESSURE ON GROSS MARGINS.

Due to the ability of consumers to easily compare prices of similar products or services on competing websites and consumers' potential preference for competing website's user interface, gross margins for electronic commerce transactions, which are narrower than for advertising businesses, may further narrow in the future and, accordingly, our revenues and profits from electronic commerce arrangements may be materially and adversely affected.

OUR ELECTRONIC COMMERCE BUSINESS MAY RESULT IN SIGNIFICANT LIABILITY CLAIMS AGAINST US.

Consumers may sue us if any of the products that we sell are defective, fail to perform properly or injure the user. Consumers are also increasingly seeking to impose liability on game manufacturers and distributors based upon the content of the games and the alleged affect of such content on behavior. Some of our agreements with manufacturers contain provisions intended to limit our exposure to liability claims. However, these limitations may not prevent all potential claims. Liability claims could require us to spend significant time and money in litigation or to pay significant damages. As a result, any claims, whether or not successful, could seriously damage our reputation and our business.

RISKS RELATING TO OUR COMMON STOCK

THE VOLUME OF SHARES AVAILABLE FOR FUTURE SALE IN THE OPEN MARKET COULD DRIVE DOWN THE PRICE OF OUR STOCK OR KEEP OUR STOCK PRICE FROM IMPROVING, EVEN IF OUR FINANCIAL PERFORMANCE IMPROVES.

As of May 5, 2004, we had issued and outstanding approximately 132 million shares, of which approximately 25 million shares were freely tradeable over the public markets. There is limited trading volume in our shares and we are now traded only in the over-the-counter market. On April 16, 2004, we filed a registration statement relating to the potential resale of up to approximately 131 million of our shares (including approximately 27 million shares underlying outstanding warrants to acquire our Common Stock). The registration statement became effective on May 11, 2004. Sales of significant amounts of Common Stock in the public market in the future, the perception that sales will occur or the registration of additional shares pursuant to existing contractual obligations could materially and adversely drive down the price of our stock. In addition, such factors could adversely affect the ability of the market price of the Common Stock to increase even if our business prospects were to improve. Substantially all of our stockholders holding restricted securities, including shares issuable upon the exercise of warrants to purchase our Common Stock, have registration rights under various conditions. Also, we may issue additional shares of our common stock or other equity instruments which may be convertible into common stock at some future date, which could further adversely affect our stock price.

In addition, as of May 5, 2004, there were outstanding options to purchase approximately 9,875,000 shares of our Common Stock, which become eligible for sale in the public market from time to time depending on vesting and the expiration of lock-up agreements. The issuance of these securities is registered under the Securities Act and consequently, subject to certain volume restrictions as to options owned by executive officers, will be freely tradable.

OUR CHAIRMAN MAY CONTROL US.

Michael S. Egan, our Chairman and Chief Executive Officer, beneficially owns or controls, directly or indirectly, approximately 59 million shares of our Common Stock as of May 5, 2004, which in the aggregate represents approximately 43% of the outstanding shares of our Common Stock (treating as outstanding for this purpose the shares of Common Stock issuable upon exercise of the options owned by Mr. Egan or his affiliates). Accordingly, Mr. Egan would likely be able to exercise significant influence over, if not control, any stockholder vote.

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

Certain Delaware laws could have the effect of delaying, deterring or preventing a change in control of our company. One of these laws prohibits us from engaging in a business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder, unless various conditions are met. In addition, provisions of our charter and by-laws, and the significant amount of Common Stock held by our current and former executive officers, directors and affiliates, could together have the effect of discouraging potential takeover attempts or making it more difficult for stockholders to change management. In addition, the employment contracts of our Chairman, CEO and Vice President of Finance provide for substantial lump sum payments ranging from 2 (for the Vice President) to 10 times (for each of the Chairman and CEO) of their respective average combined salaries and bonuses (together with the continuation of various benefits for extended periods) in the event of their termination without cause or a termination by the executive for "good reason", which is conclusively presumed in the event of a "change-in-control" (as such terms are defined in such agreements).

OUR STOCK PRICE IS VOLATILE.

The trading price of our Common Stock has been volatile and may continue to be volatile in response to various factors, including:

o the performance and public acceptance of our new product lines;

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14 as of March 31, 2004. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, except as described below, our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC.

In March 2004, we experienced an increase in credit card chargebacks and refund requests as a result of orders for our VoIP telephony services placed with fraudulent credit card data even though the associated financial institution approved payment of the transaction. We immediately began monitoring the credit card transactions of our VoIP telephony services division more closely, and as a result, were able to alert both cardholders and credit card issuers of fraudulent transactions due to identity theft. Under current credit card practices, we are liable for fraudulent credit card transactions on our website. We determined that our internal controls for detection of the fraudulent charges were inadequate, primarily due to certain weaknesses in our payment processing software and other processes in place to detect credit card fraud. We have taken the following steps to strengthen internal controls surrounding credit card transactions of our VoIP telephony services operation:

      o IDENTITY VERIFICATION. Our customer service representatives are contacting the credit cardholder on each new subscription for our VoIP telephony services. Once we successfully verify the billing information and confirm the validity of the transaction, the customer's service is activated and the credit card is billed.

      o USAGE MONITORING. We monitor call activity on our VoIP network for excessive or suspicious usage. Upon identification of excessive or suspicious usage, we contact the customer on file to confirm the validity of the subscription.

      o FRAUD PREVENTION SOFTWARE. We are in the process of implementing more robust electronic payment software which provides additional credit card verification tools. The software provides fraud screening developed and maintained in partnership with one of the major credit card issuers. Additionally, the software provides exception reporting of credit card transactions which, based on the software's risk screening process, may be deemed to be potentially fraudulent. Upon the successful implementation of this software and a period of monitoring the results of the software's risk screening process, we may revise our identity verification process to that of a random sampling approach.

Except as noted above, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls that occurred in, or subsequent to, the last fiscal quarter. We cannot assure you, however, that our system of disclosure controls and procedures will always achieve its stated goals under all future conditions, no matter how remote.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 4 - "Litigation" of the Financial Statements included in this Report.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a) Sales of Unregistered Securities

On February 2, 2004, Michael S. Egan (our Chairman and Chief Executive Officer) and his wife, S. Jacqueline Egan, entered into a Note Purchase Agreement with the Company pursuant to which they acquired a convertible promissory note (the "Bridge Note") in the aggregate principal amount of $2,000,000. The Bridge Note was convertible at anytime into shares of the Company's common stock at an initial rate of $0.98 per share. The conversion rate was subject to adjustment based upon the rate (effectively, $0.57 per share) at which the Company sold its common stock in the subsequent March 2004 private offering (which is described below). The Bridge Note was due on demand from the holder, and was secured by a pledge of substantially all of the assets of the Company. Such security interest was shared with the then holders of the Company's Secured Convertible Notes in the principal amount of $1,750,000 issued on May 22, 2003 to various entities affiliated with Michael S. Egan. The Bridge Notes bore interest at the rate of ten (10) percent per annum.

In addition, the Egans were issued a warrant to acquire 204,082 shares of theglobe.com common stock at an exercise price of $1.22 per share. The warrant is exercisable at any time on or before February 2, 2009. The Egans are entitled to certain demand and piggy-back registration rights in connection with their investment. The exercise price of the warrant (together with the number of shares for which such warrant is exercisable) is subject to adjustment upon the occurrence of certain events.

On March 11, 2004, the Company completed a private offering of 329,916 units (the "Units") for a purchase price of $85 per Unit (the "PIPE Offering"). Each Unit consisted of 100 shares of the Company's common stock and warrants to acquire 50 shares of the common stock (the "PIPE Warrants"). The PIPE Warrants are exercisable for a period of five (5) years commencing May 4, 2004 at an initial exercise price of $0.001 per share. The Company also granted an option to one party to acquire an additional 3,900 Units on or before March 22, 2004 on the same terms, which option was fully exercised. Assuming the exercise of the PIPE Warrants, the aggregate number of shares of common stock issued in the PIPE Offering was 50,072,471 shares for an aggregate consideration of $28,374,400, or approximately $0.57 per share.

Halpern Capital, Inc., acted as placement agent for the PIPE offering, and was paid a commission of $1.2 million and issued a warrant to acquire 1,000,000 shares of common stock at $0.001 per share.

Pursuant to the terms of the PIPE Offering the Company was contractually obligated to file a registration statement relating to the resale of the Securities on or about April 22, 2004 and to cause such registration statement to become effective on or about July 6, 2004 (or 30 days earlier if such registration statement is not reviewed by the SEC). In the event the Company was late in any of its registration obligations, it could have been liable for payment of a late fee of 5% of the amount raised in the PIPE Offering per month (not to exceed 25% in the aggregate), unless such fee is waived under certain conditions. The Company filed a registration statement relating to the resale of the securities issued in the PIPE Offering on April 16, 2004 and such registration statement became effective on May 11, 2004.

In connection with the PIPE Offering, Mr. Egan, our Chairman, Chief Executive Officer and principal stockholder, together with certain of his affiliates and other parties, converted the $2,000,000 Bridge Note, an aggregate of $1,750,000 of Secured Convertible Notes and all of the Company's outstanding shares of Series F Preferred Stock, and exercised all of the warrants issued in connection with the foregoing Secured Convertible Notes and Series F Preferred Stock, together with certain warrants issued to Dancing Bear Investments (an affiliate of Mr. Egan). As a result of such conversions and exercises, the Company issued an aggregate of 48,775,909 shares of Common Stock.

Pursuant to an agreement with NeoPets, Inc., dated May 6, 2004, related to advertising and marketing services, the Company may issue to NeoPets, Inc. up to 3,000,000 shares of common stock at various stages subject to meeting certain business criteria as set forth in the agreement.

The foregoing private offerings were directed solely to a limited number of investors who are sophisticated and who are accredited within the meaning of applicable securities laws. The Company believes that such offers and sales were exempt from registration pursuant to Sections 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

(b) Use of Proceeds from Sales of Registered Securities.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1 Certificate of Amendment Relating to the Designation Preferences and Rights of the Junior Participating Preferred Stock. (1)

4.1 Form of Warrant dated March 5, 2004 to acquire securities of theglobe.com, inc. (2)

10.1 Securities Purchase and Registration Agreement dated March 2, 2004 relating to the purchase of Units of Common Stock and Warrants of theglobe.com, inc. (3)

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

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

      (1) Incorporated by reference to our SB-2 Registration Statement filed on April 16, 2004.

      (2) Incorporated by reference to our Form 8-K filed on March 17, 2004.

      (3) Incorporated by reference to our Form 10-KSB filed on March 30, 2004.


(b) Reports on Form 8-K.

Form 8-K related to an event dated February 2, 2004, relating to an Item 5 disclosure of the issuance of a $2,000,000 demand promissory note as the result of a Note Purchase Agreement between the Company and Michael S. Egan and his wife, S. Jacqueline Egan.

Form 8-K related to an event dated March 8, 2004, relating to an Item 5 disclosure of the completion of a private offering of Common Stock and warrants for an aggregate consideration of approximately $28 million.

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


/s/ Michael S. Egan
-----------------------------------------
Michael S. Egan
Chief Executive Officer
(Principal Executive Officer)

May 14, 2004



/s/ Garrett Pettingell
-----------------------------------------
Garrett Pettingell
Chief Financial Officer
(Principal Financial Officer)

May 14, 2004

                                  EXHIBIT INDEX

3.1 Certificate of Amendment Relating to the Designation Preferences and Rights of the Junior Participating Preferred Stock. (1)

4.1 Form of Warrant dated March 5, 2004 to acquire securities of theglobe.com, inc. (2)

10.1 Securities Purchase and Registration Agreement dated March 2, 2004 relating to the purchase of Units of Common Stock and Warrants of theglobe.com, inc. (3)

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

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

      (1) Incorporated by reference to our SB-2 Registration Statement filed on April 16, 2004.

      (2) Incorporated by reference to our Form 8-K filed on March 17, 2004.

      (3) Incorporated by reference to our Form 10-KSB filed on March 30, 2004.