Form 10QSB
period 2004-06-30
THEGLOBE COM INC
filed 2004-08-13
CIK 1066684

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO ______________

                           COMMISSION FILE NO. 0-25053

                               THEGLOBE.COM, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          STATE OF DELAWARE                                  14-1782422
    ------------------------------                         --------------
   (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)


     110 EAST BROWARD BOULEVARD, SUITE 1400
             FORT LAUDERDALE, FL.                           33301
 --------------------------------------------           --------------
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

Yes [X] No [ ]

The number of shares outstanding of the Registrant's Common Stock, $.001 par value (the "Common Stock"), as of August 3, 2004 was 137,960,267.

                                                        FORM 10-QSB


                                      INDEX

                          PART I FINANCIAL INFORMATION

                                                                           Page
                                                                           ----
Item 1. Condensed Consolidated Financial Statements

       Condensed Consolidated Balance Sheets at June 30, 2004
       (unaudited) and December 31, 2003                                      1

       Unaudited Condensed Consolidated Statements of Operations
       for the three and six months ended June 30, 2004 and 2003              2

       Unaudited Condensed Consolidated Statements of Cash Flows
       for the six months ended June 30, 2004 and 2003                        3

       Notes to Unaudited Condensed Consolidated Financial Statements         4

Item 2. Management's Discussion and Analysis or Plan of Operation            12

Item 3. Controls and Procedures                                              30


                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings                                                    31

Item 2. Changes  in  Securities  and  Small Business Issuer Purchases
        of Equity Securities                                                 31

Item 3. Defaults Upon Senior Securities                                      31

Item 4. Submission  of  Matters  to  a  Vote of Security Holders             31

Item 5. Other  Information                                                   31

Item 6. Exhibits and Reports on Form 8-K

        A. Exhibits                                                          31

        B. Reports on Form 8-K                                               31

Signatures                                                                   32


                          PART I FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  theglobe.com

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               JUNE 30,          DECEMBER 31,
                                                                                2004                 2003
                                                                            -------------       -------------
                                                                             (UNAUDITED)
                                ASSETS
Current assets:
     Cash and cash equivalents .......................................      $  20,049,601       $   1,061,702
     Marketable securities............................................             42,960             267,970
     Accounts receivable, net ........................................            698,481             958,487
     Inventory, net ..................................................          1,302,145             770,314
     Prepaid and other current assets ................................          2,094,348           1,397,962
                                                                            -------------       -------------
        Total current assets .........................................         24,187,535           4,456,435

Intangible assets ....................................................            210,144             199,020
Property and equipment, net ..........................................          3,815,714           2,416,383
Other assets .........................................................             35,625             100,240
                                                                            -------------       -------------

        Total assets .................................................      $  28,249,018       $   7,172,078
                                                                            =============       =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ................................................      $   2,250,585       $   1,935,142
     Accrued expenses and other current liabilities ..................          1,109,518             840,376
     Deferred revenue ................................................            179,704             176,591
     Current portion of long-term debt and notes payable..............            318,954             121,919
                                                                            -------------       -------------
        Total current liabilities ....................................          3,858,761           3,074,028

Long-term debt .......................................................             43,114           1,792,568
Other long-term liabilities ..........................................            158,744             124,943
                                                                            -------------       -------------

        Total liabilities ............................................          4,060,619           4,991,539
                                                                            -------------       -------------

Stockholders' equity:
     Preferred stock, at liquidation value ...........................                 --             500,000
     Common stock ....................................................            138,660              50,246
     Additional paid-in capital ......................................        270,740,529         238,301,862
     Treasury stock, 699,281 common shares, at cost ..................           (371,458)           (371,458)
     Accumulated other comprehensive income...........................                 --               1,562
     Accumulated deficit .............................................       (246,319,332)       (236,301,673)
                                                                            -------------       -------------
        Total stockholders' equity ...................................         24,188,399           2,180,539
                                                                            -------------       -------------
        Total liabilities and stockholders' equity ...................      $  28,249,018       $   7,172,078
                                                                            =============       =============


See accompanying notes to unaudited condensed consolidated financial statements.


                                  theglobe.com

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                       JUNE 30,                              JUNE 30,
                                                           -------------------------------       -------------------------------
                                                               2004               2003               2004               2003
                                                           ------------       ------------       ------------       ------------
                                                                      UNAUDITED                            UNAUDITED
                                                           -------------------------------       -------------------------------
 Net revenue:
    Advertising .........................................    $    422,696       $    477,986       $    804,082       $  1,024,855
    Magazine sales.......................................         104,362             91,452            236,651            368,336
    Electronic commerce and other .......................         191,367            335,468            434,141            753,997
    Telephony services...................................         107,805            196,904            207,353            196,904
                                                             ------------       ------------       ------------       ------------
         Total net revenue ..............................         826,230          1,101,810          1,682,227          2,344,092
                                                             ------------       ------------       ------------       ------------
 Operating expenses:
    Cost of products and publications sold...............         562,949            701,462          1,193,889          1,548,700
    Data communications, telecom and network operations..       1,607,350            194,242          2,299,537            194,242
    Sales and marketing .................................       1,896,425            274,747          2,726,856            426,322
    Product development .................................         193,606            234,098            372,059            387,809
    General and administrative ..........................       1,569,955            855,203          3,635,900          1,465,561
    Depreciation.........................................         276,350             29,893            492,350             52,718
    Amortization of intangibles..........................          22,232              6,250             42,343              6,250
                                                             ------------       ------------       ------------       ------------
 Total operating expenses ................................      6,128,867          2,295,895         10,762,934          4,081,602
                                                             ------------       ------------       ------------       ------------
 Loss from operations ....................................     (5,302,637)        (1,194,085)        (9,080,707)        (1,737,510)
                                                             ------------       ------------       ------------       ------------
 Other expense, net:
    Interest expense, net ...............................          (8,294)        (1,508,327)          (802,123)        (1,511,649)
    Other expense, net ..................................         (45,030)           (54,959)          (134,829)          (189,959)
                                                             ------------       ------------       ------------       ------------
 Other expense, net ......................................        (53,324)        (1,563,286)          (936,952)        (1,701,608)
                                                             ------------       ------------       ------------       ------------
 Loss before income tax benefit ..........................     (5,355,961)        (2,757,371)       (10,017,659)        (3,439,118)
 Income tax benefit ......................................             --                 --                 --                 --
                                                             ------------       ------------       ------------       ------------
 Net loss ................................................  $  (5,355,961)      $ (2,757,371)      $(10,017,659)      $ (3,439,118)
                                                             ============       ============       ============       ============
 Basic and diluted net loss per common share .............  $       (0.04)      $      (0.09)      $      (0.10)      $      (0.13)
                                                             ============       ============       ============       ============
 Weighted average basic and diluted shares outstanding....    134,841,000         31,022,000        102,914,000         30,704,000
                                                             ============       ============       ============       ============


See accompanying notes to unaudited condensed consolidated financial statements.


                                  theglobe.com

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              SIX MONTHS ENDED JUNE 30,
                                                                                           -----------------------------
                                                                                              2004               2003
                                                                                           -----------       -----------
                                                                                                    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..........................................................................     $(10,017,659)    $ (3,439,118)
    Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
    Depreciation and amortization ...................................................          534,693           58,968
    Provision for uncollectible accounts receivable..................................          121,509               --
    Provision for excess and obsolete inventory......................................           16,515               --
    Non-cash interest expense .......................................................          735,416        1,483,708
    Reserve against amounts loaned to Internet venture ..............................          222,500          255,000
    Contingent commissions expenses..................................................          155,968               --
    Contributed officer compensation ................................................               --          100,000
    Employee stock compensation......................................................          168,304               --
    Compensation related to non-employee stock options ..............................          332,094           11,750
    Non-cash favorable settlements of liabilities....................................               --          (64,207)
    Other, net.......................................................................            9,347               --

    Changes  in  operating  assets  and  liabilities,  net  of  acquisition  and dispositions:
    Accounts receivable, net.........................................................          138,497          470,496
    Inventory, net ..................................................................         (548,346)         (10,037)
    Prepaid and other current assets ................................................         (690,108)         123,200
    Accounts payable ................................................................          315,443         (219,903)
    Accrued expenses and other current liabilities ..................................          268,123          109,383
    Deferred revenue ................................................................            3,113          (10,158)
                                                                                           -----------      -----------

Net cash and cash equivalents used in operating activities ..........................       (8,234,591)      (1,130,918)
                                                                                           -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Sales of marketable securities, net .............................................          225,070               --
    Cash acquired in acquisition of business.........................................               --           60,948
    Amounts loaned to Internet venture ..............................................         (182,500)        (255,000)
    Purchases of property and equipment .............................................       (1,696,525)        (164,090)
    Patent costs incurred............................................................          (66,079)              --
    Other, net.......................................................................          (14,500)          (7,000)
                                                                                            -----------     -----------

Net cash and cash equivalents used in investing activities ..........................       (1,734,534)        (365,142)
                                                                                            -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowing on notes payable ......................................................        2,000,000        1,750,000
    Deposits on stock subscriptions..................................................               --        1,494,500
    Proceeds from issuance of common stock, net......................................       26,974,344               --
    Proceeds from issuance of preferred stock........................................               --          500,000
    Proceeds from exercise of common stock options ..................................          177,046            4,375
    Proceeds from exercise of warrants...............................................           10,918               --
    Payments on long-term debt and notes payable ....................................          (85,573)        (517,959)
    Payments of other long-term liabilities..........................................         (119,711)              --
                                                                                           -----------      -----------

Net cash and cash equivalents provided by financing activities ......................       28,957,024        3,230,916
                                                                                           -----------      -----------
      Net change in cash and cash equivalents .......................................       18,987,899        1,734,856

Cash and cash equivalents at beginning of period ....................................        1,061,702          725,422
                                                                                           -----------      -----------
Cash and cash equivalents at end of period ..........................................      $20,049,601      $ 2,460,278
                                                                                           ===========      ===========


See accompanying notes to unaudited condensed consolidated financial statements.

                                  theglobe.com

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

On November 14, 2002, the Company acquired certain Voice over Internet Protocol ("VoIP") assets and is now aggressively pursuing opportunities related to this acquisition under the brand names, "voiceglo" and "GloPhone". In exchange for the assets, the Company issued warrants to acquire 1,750,000 shares of its Common Stock and an additional 425,000 warrants as part of an earn-out structure upon the attainment of certain performance targets. The earn-out performance targets were not achieved and the 425,000 earn-out warrants expired on December 31, 2003.

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

The Company acquired all of the physical assets and intellectual property of DPT and originally planned to continue to operate the company as a subsidiary and engage in the provision of VoIP services to other telephony businesses on a wholesale transactional basis. In the first quarter of 2004, the Company decided to suspend DPT's wholesale business and dedicate the DPT physical and intellectual assets to its retail VoIP business, which is conducted under the names "voiceglo" and "GloPhone". As a result, the Company wrote-off the goodwill associated with the purchase of DPT as of December 31, 2003, and intends to employ DPT's physical assets in the build out of the VoIP network.

As of June 30, 2004, the Company's revenue sources were derived principally from the operations of our games related properties. The Company's retail VoIP products and services have yet to produce any significant revenue. Management's intent, going forward, is to devote substantial monetary, management and human resources to the Company's retail VoIP business.

During the six months ended June 30, 2004, the Company issued debt and equity securities for net proceeds of $28,974,344. As further discussed in Note 3, the Company accounted for the issuance of the debt securities in accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," which resulted in the recognition of interest expense of $687,000 at the respective date of the securities issuance.

(b) Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries from their respective dates of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

(c) Unaudited Interim Condensed Consolidated Financial Information

The unaudited interim condensed consolidated financial statements of the Company as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 included herein have been prepared in accordance with the instructions for Form 10-QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed consolidated financial statements.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2004 and the results of its operations for the three and six months ended June 30, 2004 and 2003 and its cash flows for the six months ended June 30, 2004 and 2003.

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

(e) Cash and Cash Equivalents

Cash equivalents consist of money market funds and highly liquid short-term investments with qualified financial institutions. The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents in the accompanying condensed consolidated balance sheet at June 30, 2004, is approximately $32,000 of cash held in escrow for purposes of sweepstakes promotions being conducted by the VoIP telephony division.

(f) Marketable Securities

The Company accounts for its investment in debt and equity securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." All such investments are classified as available-for-sale as of June 30, 2004. Available-for-sale securities are stated at market value, which approximates fair value, and unrealized holding gains and losses are excluded from earnings and included as a component of stockholders' equity until realized.

The following is a summary of available-for-sale securities:



                                               June 30, 2004            December 31, 2003
                                         ------------------------- ---------------------------
                                             Cost      Fair Value      Cost        Fair Value
                                         ------------ ------------ ------------   ------------
Preferred Securities...............      $        --  $        --  $   225,000    $   225,000
U.S. Treasury Bills................           42,960       42,960       41,408         42,970
                                         ------------ ------------ ------------   ------------

      Total........................      $    42,960  $    42,960  $   266,408    $   267,970
                                         ============ ============ ============   ============


During the six months ended June 30, 2004 and 2003, the Company had no significant gross realized gains or losses on sales of available-for-sale securities.

(g) Comprehensive Loss

The Company reports comprehensive income (loss) in accordance with SFAS No. 130, "Reporting Comprehensive Income". Comprehensive loss is comprised of two components: net loss and other comprehensive income or loss. Other comprehensive income or loss includes items such as unrealized gains or losses on marketable securities, etc. The Company had no other comprehensive income or loss during the first six months of 2004 and 2003, respectively.

(h) Inventory

Inventories are recorded on a first-in, first-out basis and valued at the lower of cost or market value. The Company's reserve for excess and obsolete inventory as of June 30, 2004 and December 31, 2003 was approximately $123,000 and $109,000, respectively.

The Company manages its inventory levels based on internal forecasts of customer demand for its products, which is difficult to predict and can fluctuate substantially. If the Company's demand forecast is greater than the actual customer demand for its products, the Company may be required to record charges related to increases in its inventory valuation reserves. The value of inventories is also dependent on the Company's estimate of future average selling prices, and, if projected average selling prices are over estimated, the Company may be required to adjust its inventory value to reflect the lower of cost or market. Due to the large number of units in the Company's VoIP telephony services division inventory, decreases in average selling prices of the inventory of VoIP telephony services products could result in a significant adjustment and have a material impact on the Company's financial position and results of operations. In addition, the Company's inventories include high technology items that are specialized in nature or subject to rapid obsolescence. While the Company has committed to or otherwise planned various marketing programs which contemplate the sale of its inventory items on hand and items covered by outstanding inventory purchase commitments, such programs may not be successful. This may result in on-hand inventory levels and purchase commitments which are considered to be excess or obsolete, which would need to be written down or written off and which could have a material impact on the Company's financial position and results of operations.

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

The Company uses outside agents to obtain new subscribers for its Computer Games magazine, whereby the agents retain a percentage of the subscription proceeds as their commission. Previously these commissions had been classified as sales and marketing expense within the consolidated statements of operations. Effective June 2004, the Company changed its method of accounting for these agency fees, reporting them as a reduction of magazine sales subscription revenue. We believe this alternative accounting method is a more commonly used industry practice and is preferable under the circumstances. This reclassification had no impact on net loss as previously reported by the Company. Net revenue in the accompanying condensed consolidated statements of operations has been shown net of such agency fees for all periods presented. These agency fees totaled approximately $276,000 and $354,000 for the three months ended June 30, 2004 and 2003, and $537,000 and $770,000 for the six months ended June 30, 2004 and 2003, respectively. Newsstand sales of the games information magazine are recognized at the on-sale date of the magazine, net of provisions for estimated returns. Subscription revenue, which is net of agency fees, is deferred when initially received and recognized as income ratably over the subscription term.

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

During the six months ended June 30, 2004, there were no customers that accounted for over 10% of consolidated net revenue. A single customer of the Computer Games magazine accounted for approximately 13% of consolidated net revenue during the six months ended June 30, 2003.

(k) Net Loss Per Share

Basic and diluted net loss per common share were computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding for each period presented. Due to the Company's net losses, the effect of potentially dilutive securities or common stock equivalents that could be issued was excluded from the diluted net loss per common share calculation due to the anti-dilutive effect. Such potentially dilutive securities and common stock equivalents consisted of the following for the periods ended June 30:


                                                     2004            2003
                                                  ----------      ----------
Options to purchase common stock .............     9,923,000       8,220,000
Common shares issuable upon conversion of
    Series F Preferred Stock .................            --      16,667,000
Common shares issuable upon conversion of
    Convertible Notes.........................            --      19,444,000
Common shares issuable upon conversion of
    Warrants .................................    20,880,000      19,508,000
                                                  ----------      ----------
Total ........................................    30,803,000      63,839,000
                                                  ==========      ==========

Net loss applicable to common stockholders was calculated as follows:


                                               THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                      JUNE 30,                           JUNE 30,
                                           -----------------------------       -------------------------------
                                               2004              2003              2004              2003
                                           -----------       -----------       ------------       ------------

Net loss ...............................   $ (5,355,961)     $ (2,757,371)      $(10,017,659)      $(3,439,118)
Beneficial conversion features of
    preferred stock and warrants .......             --               --                  --          (500,000)
                                           ------------       -----------       ------------       ------------
    Net loss applicable to common
      stockholders .....................   $ (5,355,961)     $ (2,757,371)      $(10,017,659)      $(3,939,118)
                                           ============       ===========       ============       ============


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

(l)  Recent Accounting Pronouncements

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued its Exposure Draft, "Share-Based Payment," which is a proposed amendment to SFAS No. 123, "Accounting for Stock-Based Compensation." The Exposure Draft would require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. FASB expects that a final standard would be effective for public companies for fiscal years beginning after December 15, 2004. The Company does not intend to adopt a fair-value based method of accounting for stock-based employee compensation until a final standard is issued by the FASB that requires this accounting.

(m) Reclassifications

Certain 2003 amounts were reclassified to conform to the 2004 presentation.

(2) OTHER ASSETS

On February 25, 2003, theglobe.com entered into a Loan and Purchase Option Agreement with a development stage Internet related business venture pursuant to which it agreed to fund, in the form of a loan, at the discretion of the Company, the venture's operating expenses and obtained the option to acquire all of the outstanding capital stock of the venture in exchange for, when and if exercised, $40,000 in cash and the issuance of an aggregate of 2,000,000 unregistered restricted shares of theglobe.com's common stock (the "Option"). The Loan is secured by a lien on the assets of the venture. The Option is exercisable at anytime on or before ten days after theglobe.com's receipt of notice relating to the award of a certain contract (the "Contract") currently being pursued by the venture. In the event of the exercise of the Option, (i) the existing CEO and CFO of the venture have agreed to enter into employment agreements whereby each would agree to remain in the employ of the venture for a period of two years following the closing of the Option in exchange for base compensation plus participation in a bonus pool based upon the pre-tax income of the venture and (ii) the shares of theglobe.com Common Stock issued upon such exercise will be entitled to certain "piggy-back" registration rights. If the Option is not exercised, then theglobe.com has agreed, subject to certain exceptions, to forgive repayment of $60,000 of the amount loaned.

On July 12, 2004, the Loan and Purchase Option Agreement was amended for the purpose of establishing and/or revising various terms and conditions in the event that the Contract is awarded to the venture by August 31, 2004. This amendment included, among other things, (i) a reduction in the maximum number of shares issuable upon exercise of the Option from 2,000,000 to 1,500,000 shares,
(ii) a commitment by the Company to fund $360,000 to the venture at the time of Contract award, and (iii) the establishment of limits related to monthly operating expense payments and cash distributions from the venture to the Company and employees of the venture assuming that the Option is exercised by the Company. Additionally, effective July 31, 2004, the Loan and Purchase Option Agreement and related promissory note were amended extending the maturity date to August 31, 2004.

As of June 30, 2004, $717,500 has been advanced to this venture. Due to the uncertainty of collectibility of the Loan, the Company has provided a reserve equal to the full amount of the Loan. Additions to the Loan reserve of $222,500 and $255,000 were included in other expense in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2004 and 2003, respectively.

(3) CAPITAL TRANSACTIONS

On February 2, 2004, the Company's Chairman and Chief Executive Officer and his spouse, entered into a Note Purchase Agreement with the Company pursuant to which they acquired a demand convertible promissory note (the "Bridge Note") in the aggregate principal amount of $2,000,000. The Bridge Note was convertible into shares of the Company's Common Stock. The Bridge Note provided for interest at the rate of ten percent per annum and was secured by a pledge of substantially all of the assets of the Company. Such security interest was shared with the holders of the Company's $1,750,000 Secured Convertible Notes issued to E&C Capital Partners and certain affiliates of our Chairman and Chief Executive Officer. In addition, the Chairman and Chief Executive Officer and his spouse were issued a warrant (the "Warrant") to acquire 204,082 shares of the Company's Common Stock at an exercise price of $1.22 per share. The Warrant is exercisable at any time on or before February 2, 2009. The exercise price of the Warrant, together with the number of shares for which such Warrant is exercisable, is subject to adjustment upon the occurrence of certain events.

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

In March 2004, theglobe.com completed a private offering of 333,816 units (the "Units") for a purchase price of $85 per Unit (the "Private Offering"). Each Unit consisted of 100 shares of the Company's Common Stock, $0.001 par value (the "Common Stock"), and warrants to acquire 50 shares of the Company's Common Stock (the "Warrants"). The Warrants are exercisable for a period of five years commencing 60 days after the initial closing at an initial exercise price of $0.001 per share. The aggregate number of shares of Common Stock issued in the Private Offering was 33,381,647 shares for an aggregate consideration of $28,374,400, or approximately $0.57 per share assuming the exercise of the 16,690,824 Warrants. As of June 30, 2004, approximately 11,607,000 of the Warrants remain outstanding.

The Private Offering was directed solely to investors who are sophisticated and accredited within the meaning of applicable securities laws, most of whom were not affiliates with the Company. The purpose of the Private Offering was to raise funds for use primarily in the Company's developing VoIP business, including the deployment of networks, website development, marketing and capital infrastructure expenditures and working capital. Proceeds may also be used in connection with theglobe's other existing or future business operations, including acquisitions.

Halpern Capital, Inc., acted as placement agent for the Private Offering, and was paid a commission of $1.2 million and issued a warrant to acquire 1,000,000 shares of Common Stock at $0.001 per share. As of June 30, 2004, approximately 459,000 of these warrants remain outstanding.

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

In connection with the Private Offering, Michael S. Egan, our Chairman, Chief Executive Officer and principal stockholder, together with certain of his affiliates, including E&C Capital Partners, converted the $2,000,000 Convertible Bridge Note, $1,750,000 of Secured Convertible Notes and all of the Company's outstanding shares of Series F Preferred Stock, and exercised (on a "cashless" basis) all of the warrants issued in connection with the foregoing $1,750,000 Secured Convertible Notes and Series F Preferred Stock, together with certain warrants issued to Dancing Bear Investments, an affiliate of Mr. Egan. As a result of such conversions and exercises, the Company issued an aggregate of 48,775,909 additional shares of Common Stock.

Pursuant to the Company's Stockholder Rights Agreement (the "Agreement") dated November 12, 1998, the Company's Board of Directors authorized and declared a dividend consisting of a stock purchase right (a "Right") for each outstanding share of the Company's then outstanding Common Stock and all new shares of Common Stock issued, as defined by the Agreement. In general, each Right entitles the holder the right, under certain circumstances, to purchase one one-thousandth of a share of the Company's Junior Participating Preferred Stock, subject to adjustment as defined by the Agreement. The Rights were intended to have various anti-takeover effects, including causing substantial dilution to any person or any group of persons that attempts to acquire the Company on terms not approved by our Board of Directors. In connection with the Agreement, on April 13, 2004, the Board of Directors of the Company adopted a resolution amending the Certificate of Designation of the Corporation increasing the number of shares of the Company's Junior Participating Preferred Stock from 100,000 shares to 250,000 shares.

In April 2004, the Company financed the purchase of approximately $165,000 of computer software and related maintenance with payments of principal and interest due quarterly through September 1, 2005.

On May 6, 2004, the Company entered into an agreement with an Internet-based business which provides for the payment of commissions to the business based upon the number of new customer leads and revenue generated from such customers. The agreement also provides for the payment of certain cash and stock bonuses, including the issuance of up to a maximum of 3,000,000 shares of the Company's Common Stock, in the event that certain business objectives, mainly related to the acquisition of a significant number of new customer leads, are achieved by the business. The Company has not issued any shares of its Common Stock to-date and has accrued an aggregate of approximately $156,000 on its balance sheet as of June 30, 2004 in connection with the bonus consideration.

(4) STOCK OPTION PLANS

The Company has outstanding at June 30, 2004, 48,000 options which are subject to variable accounting in accordance with FIN No. 44 as a result of a re-pricing transaction in 2000. No compensation expense was recorded in connection with the re-priced stock options during the six months ended June 30, 2004 and 2003. Depending upon movements in the market value of the Company's common stock, this accounting treatment may result in additional non-cash compensation charges in future periods.

A total of 1,285,000 stock options were granted during the six months ended June 30, 2004, including grants of 215,000 stock options to non-employees. Compensation expense of approximately $332,000 was recognized during the six months ended June 30, 2004 with respect to non-employee stock options. Approximately $151,000 of compensation expense related to employee option grants with below-market exercise prices was recorded during the six months ended June 30, 2004. In addition, approximately $17,000 of stock compensation expense was recorded during the first six months of 2004 as a result of the accelerated vesting of stock options issued to a terminated employee. A total of 489,000 stock options were exercised and a total of 816,110 stock options were cancelled during the six months ended June 30, 2004. During the first six months of 2003, 2,375,000 of stock options were issued, 125,000 stock options were exercised and 1,500 stock options were cancelled.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004: no dividend yield; an expected life of five years; 160% expected volatility and 3.00% risk free interest rate.

In accordance with SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based awards granted to employees. The following table presents the Company's pro forma net loss for the three and six months ended June 30, 2004, had the Company determined compensation cost based on the fair value at the grant date for all of its employee stock options issued under SFAS No. 123:


                                               Three Months         Six Months
                                               -------------       -------------
Period ended June 30, 2004, Net loss:
   As reported .........................      $  (5,355,961)      $ (10,017,659)
   Pro forma ...........................         (5,478,000)        (10,832,000)

Basic and diluted loss per common share:
   As reported .........................      $       (0.04)      $       (0.10)
   Pro forma ...........................              (0.04)              (0.11)

Period ended June 30, 2003, Net loss:
   As reported .........................      $  (2,757,371)      $  (3,439,118)
   Pro forma ...........................         (3,805,000)         (4,487,000)

Basic and diluted loss per common share:
   As reported .........................      $       (0.09)      $       (0.13)
   Pro forma ...........................              (0.12)              (0.16)

(5) LITIGATION

On and after August 3, 2001 and as of the date of this filing, the Company is aware that six putative shareholder class action lawsuits were filed against the Company, certain of its current and former officers and directors, and several investment banks that were the underwriters of the Company's initial public offering. The lawsuits were filed in the United States District Court for the Southern District of New York. The lawsuits purport to be class actions filed on behalf of purchasers of the stock of the Company during the period from November 12, 1998 through December 6, 2000. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company's initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the Prospectus for the Company's initial public offering was false and misleading and in violation of the securities laws because it did not disclose these arrangements. On December 5, 2001, an amended complaint was filed in one of the actions, alleging the same conduct described above in connection with the Company's November 23, 1998 initial public offering and its May 19, 1999 secondary offering. A Consolidated Amended Complaint, which is now the operative complaint, was filed in the Southern District of New York on April 19, 2002. The action seeks damages in an unspecified amount. On February 19, 2003, a motion to dismiss all claims against the Company was denied by the Court. The Company has approved a settlement agreement and related agreement which set forth the terms of a settlement between the Company, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of the Company and the individual defendants for the conduct alleged in the action to be wrongful. The Company would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. It is anticipated that any potential financial obligation of the Company to its plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. Therefore, the Company does not expect that the settlement will involve any payment by the Company. The settlement agreement has not yet been executed. The agreement will be subject to approval by the court, which cannot be assured. We cannot opine as to whether or when a settlement will occur or be finalized. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of this litigation could have a material adverse impact on our business, financial condition and results of operations.

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

The chief operating decision maker evaluates performance, makes operating decisions and allocates resources based on financial data of each segment. Where appropriate, the Company charges specific costs to each segment where they can be identified. Certain items are maintained at the Company's corporate headquarters ("Corporate") and are not presently allocated to the segments. Corporate expenses primarily include personnel costs related to executives and certain support staff and professional fees. Corporate assets principally consist of cash and cash equivalents. There are no intersegment sales. The accounting policies of the segments are the same as those for the Company as a whole.

The following table presents financial information regarding the Company's different segments:


                                               THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                   JUNE 30,                            JUNE 30,
                                         -----------------------------       -----------------------------
                                             2004              2003              2004              2003
                                         -----------       -----------       -----------       -----------
NET REVENUE:
Computer games and other...........      $   718,425      $    904,906      $  1,474,874      $  2,147,188
VoIP telephony services ...........          107,805           196,904           207,353           196,904
                                         -----------       -----------       -----------       -----------
                                         $   826,230      $  1,101,810      $  1,682,227      $  2,344,092
                                         ===========       ===========       ===========       ===========

LOSS FROM OPERATIONS:
Computer games and other...........      $  (202,123)     $   (122,045)     $   (312,011)      $  (102,636)
VoIP telephony services ...........       (4,637,887)         (376,965)       (6,766,254)         (385,413)
Corporate expenses.................         (462,627)         (695,075)       (2,002,442)       (1,249,461)
                                         -----------       -----------       -----------       -----------
   Loss from operations                   (5,302,637)       (1,194,085)       (9,080,707)       (1,737,510)
   Other expense, net                        (53,324)       (1,563,286)         (936,952)       (1,701,608)
                                         -----------       -----------       -----------       -----------
   Consolidated loss before income
     tax benefit                         $(5,355,961)     $ (2,757,371)     $(10,017,659)      $(3,439,118)
                                         ===========       ===========       ===========       ===========

DEPRECIATION AND AMORTIZATION:
Computer games and other...........      $     1,359      $     22,104      $      4,788      $     44,209
VoIP telephony services ...........          289,629            13,339           516,399            13,518
Corporate expenses.................            7,594               700            13,506             1,241
                                         -----------       -----------       -----------       -----------
                                         $   298,582      $     36,143      $    534,693      $     58,968
                                         ===========       ===========       ===========       ===========


                                           JUNE 30,       DECEMBER 31,
                                             2004              2003
                                         -----------       -----------
IDENTIFIABLE ASSETS:
Computer games and other...........      $ 1,717,614      $  1,957,714
VoIP telephony services ...........        7,394,084         4,251,082
Corporate assets...................       19,137,320           963,282
                                         -----------       -----------
                                         $28,249,018      $  7,172,078
                                         ===========       ===========


(7) COMMITMENTS

As of June 30, 2004, the Company had approximately $20,000 in outstanding standby letters of credit used to support the agreement with one of our telecommunications carriers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                           FORWARD LOOKING STATEMENTS

The following Management's Discussion and Analysis or Plan of Operation contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "intends," "will," or similar terms. Not all forward-looking statements contain such terms. In addition, these forward-looking statements include, but are not limited to, statements regarding:

      o     implementing our business strategy;

      o marketing and commercialization of our existing products and those products under development;

      o plans for future products and services and for enhancements of existing products and services;

      o     potential governmental regulation and taxation;

      o     our intellectual property;

      o     our estimates of future revenue and profitability;

      o     our estimates or expectations of continued losses;

      o our expectations regarding future expenses, including network and equipment expenses for our developing VoIP business, research and development, sales and marketing, and general and administrative expenses;

      o difficulty or inability to raise additional financing, if needed, on terms acceptable to us;

      o our estimates regarding our capital requirements and our needs for additional financing;

      o     attracting and retaining customers and employees;

      o     rapid technological changes in our industry and relevant markets;

      o     sources of revenue and anticipated revenue;

      o     plans for future acquisitions; and

      o     competition in our market.

These statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are not required to and do not intend to update any of the forward-looking statements after the date of this Report or to conform these statements to actual results. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Report might not occur. Actual results, levels of activity, performance, achievements and events may vary significantly from those implied by the forward-looking statements. A description of some of the risks that could cause our results to vary appears under "Risk Factors" and elsewhere in this Report. The following discussion should be read together in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes thereto and the audited consolidated financial statements and notes to those statements contained in the Annual Report on Form 10-KSB for the year ended December 31, 2003.

                           OVERVIEW OR PLAN OF OPERATION

As of June 30, 2004, we managed two primary lines of business. One line consists of our historical network of three wholly owned businesses, each of which specializes in the games business by delivering games information and selling games in the United States and abroad. These businesses are: our print publication Computer Games Magazine; our Computer Games Online website (www.cgonline.com), which is the online counterpart to Computer Games Magazine; and our Chips & Bits, Inc. (www.chipsbits.com) games distribution company. Management of the Company continues to actively explore a number of strategic alternatives for its online and offline games properties, including continuing to operate the properties, acquisition or development of complementary products, or selling some or all of the games properties.

The second line of business, Voice over Internet Protocol ("VoIP") telephony services, includes voiceglo Holdings, Inc., a wholly-owned subsidiary of theglobe.com that offers VoIP web-based, home and business phone service. The term "VoIP" refers to a category of hardware and software that enables people to use the Internet to make phone calls. We entered the VoIP business by acquiring certain software assets in November 2002 from an entrepreneur who is now employed by us. Today those assets serve as the foundation of the products we offer and market under the brand names, "voiceglo" and "GloPhone". The VoIP telephony services division also includes Direct Partner Telecom, Inc. ("DPT"), an international licensed telecommunications carrier which was engaged in the purchase and resale of telecommunications services over the Internet. DPT was acquired on May 28, 2003. In the first quarter of 2004, we decided to suspend DPT's wholesale business and dedicate the DPT physical and intellectual assets to our retail VoIP business.

At the current time, our revenues are derived principally from the operations of our games related properties. Our VoIP products and services have yet to produce any significant revenue.

                                OUR VOIP BUSINESS

During the third quarter of 2003, the Company launched its first suite of consumer and business level retail VoIP services. These services allow consumers and enterprises to communicate using VoIP technology for dramatically reduced pricing compared to traditional telephony networks. The services also offer traditional telephony features such as voicemail, caller ID, call forwarding, and call waiting for no additional cost to the consumer, as well as incremental services that are not currently supported by the public switched telephone network ("PSTN") like the ability to use numbers remotely and voice to email services.

The Company now offers two primary types of VoIP services, on a retail basis, to individual consumers and small businesses:

o Browser-Based - a full functioning telephone that resides on the computer desktop and also includes a web-based solution. The only system requirements are a browser and an Internet connection. The Company is seeking a patent to protect its position. The browser-based product is marketed under the name "GloPhone", works on broadband, dial-up and wi-fi Internet connections and can optionally be used with a USB phone.

o Hardware Based - a traditional phone line replacement service. Requires a voiceglo adapter, a regular phone and an Internet connection or can be used with a USB phone directly over a user's computer, if desired. The service works on broadband, dial-up and wi-fi Internet connections.

Beginning in 2004, we have focused our efforts on the promotion of our recently released browser-based GloPhone product. In particular, we initiated several promotional campaigns for our "free" GloPhone product as a means of promoting brand awareness and educating consumers to gain greater customer acceptance of our VoIP products. We believe that as customers become more familiar with our VoIP technology, demand for our revenue generating products will increase. During 2004, we have also entered into marketing and distributing partnership agreements with a number of Internet-based businesses whereby our marketing partners have agreed to market our products on their co-branded websites in exchange for the payment of commissions. Commissions are payable to our marketing partners when, as a result of accessing the partners' websites, a customer signs up for either a "free" GloPhone product or a "paid" GloPhone product, with significantly higher commission rates applicable to "paid" products. We anticipate that during the remainder of 2004 and in 2005, we will enter into similar marketing and distribution agreements with additional Internet-based or traditional retail businesses.

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

                              RESULTS OF OPERATIONS

The nature of the businesses being conducted by us has significantly changed from June 30, 2003 compared to June 30, 2004. As a result of our decision to enter into the VoIP business we have incurred substantial expenditures without corresponding revenue as we develop our VoIP product line and as we put into place the infrastructure for our VoIP products. Consequently, and primarily as a result of these factors, the results of operations for the three and six months ended June 30, 2004 are not necessarily comparable to the three and six months ended June 30, 2003.

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2003

NET REVENUE. Net revenue totaled $0.8 million for the second quarter of 2004 as compared to $1.1 million in the same quarter of the prior year. The $0.3 million decline in total net revenue was primarily attributable to decreases in advertising and electronic commerce net revenue and decreases in net revenue generated by wholesale activities in our VoIP telephony services division.

Advertising revenue from the sale of print advertisements in our games magazine was $0.4 million, or 51%, of total net revenue for the three months ended June 30, 2004 versus $0.5 million, or 43%, of total net revenue for the three months ended June 30, 2003. The 12% decline in advertising revenue as compared to the second quarter of the prior year was primarily the result of the decrease in the circulation base of our games magazine, as rates for print advertising charged to our advertisers are driven largely by the circulation of the publication.

Net revenue attributable to the sale of our games information magazine was $0.1 million, or 13%, of total net revenue for the three months ended June 30, 2004, as compared to $0.1 million, or 8%, of total net revenue in the same quarter of the prior year. As discussed in Note 1(i) of the Notes to Unaudited Condensed Consolidated Financial Statements, we use outside agents to obtain new subscribers for our Computer Games magazine, whereby the agents retain a percentage of the subscription proceeds as their commission. Previously these commissions had been classified as sales and marketing expense within the consolidated statements of operations. Effective June 2004, we changed our method of accounting for these agency fees, reporting them as a reduction of magazine sales subscription revenue. We believe this alternative accounting method is a more commonly used industry practice and is preferable under the circumstances. This reclassification had no impact on our net loss as previously reported. Net revenue as presented in the accompanying condensed consolidated statements of operations is shown net of approximately $276,000 and $354,000 of agency fees for the three months ended June 30, 2004 and 2003, respectively.

Electronic commerce and other net revenue is principally comprised of sales of video games and related products through Chips & Bits, Inc. Sales through the online store accounted for $0.2 million, or 23%, of total net revenue for the second quarter of 2004 as compared to $0.3 million, or 30%, of total net revenue for the same period of 2003. The $0.1 million decrease was primarily the result of advances in technology and the number of releases of console and online games, whose potential purchasers traditionally have less sales loyalty to our online store, coupled with the continued decline in the number of major PC game releases, on which our online store relies for the majority of sales. In addition, an increasing number of major retailers have increased the selection of video games offered by both their traditional "bricks and mortar" locations and their online commerce sites resulting in increased competition.

Net revenue from telephony services totaled $0.1 million for the three months ended June 30, 2004 as compared to $0.2 million for the same period of the prior year. As part of our strategy to enter the VoIP business, the Company acquired DPT on May 28, 2003, an international licensed telecommunications carrier engaged in the purchase and resale of telecommunications services over the Internet. Telephony services net revenue reported for the second quarter of 2003 was solely attributable to DPT's operations and consisted of charges to customers for international call completion based on the volume of minutes utilized. As a result of management's decision during the first quarter of 2004 to suspend DPT's wholesale business and dedicate the DPT physical and intellectual assets to its retail VoIP business, net revenue derived from the wholesale business of DPT is not expected to represent a significant component of telephony services net revenue in the near term. Telephony services net revenue for the second quarter of 2004 consisted solely of revenue attributable to the sale of our voiceglo and GloPhone branded retail products.

COST OF PRODUCTS AND PUBLICATIONS SOLD. Cost of products and publications sold related to our games division consists primarily of printing costs of our games magazine, Internet connection charges, personnel costs, maintenance costs of website equipment and the costs of merchandise sold and shipping fees in connection with our online store. Cost of products and publications sold by our games division totaled approximately $0.5 million and $0.7 million in the second quarter of 2004 and 2003, respectively. The gross margin of our games division approximated 28% for the three months ended June 30, 2004 as compared to 23% for the same quarter of the prior year. Approximately 8% of the total cost of products sold for the second quarter of 2004 consisted of customer equipment and shipping costs related to the sale of our VoIP services.

DATA COMMUNICATIONS, TELECOM AND NETWORK OPERATIONS. This expense category relates entirely to the Company's entry into the VoIP business. The $1.6 million in expenses reported for the second quarter of 2004 primarily include carrier transport and circuit interconnection costs related to our retail telephony services business marketed under the voiceglo and GloPhone brand names, while expenses of $0.2 million in the second quarter of 2003 consist of carrier transport and circuit interconnection costs related to the wholesale telephony services business marketed by DPT. Personnel and consulting costs incurred in support of the Company's Internet telecommunications network are also included in this expense category. Data communications, telecom and network operations expenses are expected to increase in the future as we further expand our data communications network and expand our telecommunications carrier relationships in order to support the Company's retail VoIP product line.

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and related expenses of sales and marketing personnel, commissions, advertising and marketing costs, public relations expenses, promotional activities and barter expenses. Sales and marketing expenses totaled $1.9 million in the second quarter of 2004 as compared to $0.3 million in the second quarter of 2003. An increase of $1.7 million in sales and marketing expenses of our VoIP telephony services division was offset slightly by a decline of $0.1 million in sales and marketing expenses incurred by our games division. Increases in Internet and television advertising and commissions expenses related to "free" GloPhone sign-ups, coupled with higher personnel costs were the principal factors contributing to the increase in sales and marketing expenses of the VoIP telephony services division in the second quarter of 2004 as compared to the second quarter of 2003.

PRODUCT DEVELOPMENT. Product development expenses include salaries and related personnel costs; expenses incurred in connection with website development, testing and upgrades; editorial and content costs; and costs incurred in the development of our retail VoIP products. Product development expenses were $0.2 million in both the second quarters of 2004 and 2003.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and related personnel costs for general corporate functions including finance, human resources and facilities, outside legal and professional fees, directors and officers insurance, bad debt expenses and general corporate overhead costs. General and administrative expenses were $1.6 million for the three months ended June 30, 2004, as compared to $0.9 million for the same quarter of 2003. Increases in personnel expenses and other general and administrative expenses directly attributable to our new line of business, VoIP telephony services, were the principal factors contributing to the $0.7 million increase in total general and administrative expenses. Other expense categories which increased as compared to 2003 largely as a result of our entrance into the VoIP business included legal fees, information-technology consulting, other professional fees and facilities costs.

DEPRECIATION. Depreciation expense totaled $0.3 million for the three months ended June 30, 2004. The increase from the same quarter of the prior year resulted principally from investments related to the development of our VoIP network and to a lesser extent to costs incurred in the development of our VoIP telephony customer billing system.

INTEREST EXPENSE, NET. Non-cash interest expense of $1.5 million was recorded during the second quarter of 2003 related to the beneficial conversion feature of the $1,750,000 in Secured Convertible Notes issued on May 22, 2003. This expense resulted as the Convertible Notes were convertible into our Common Stock at a price below the fair market value of our common stock (for accounting purposes), based on the closing price of our Common Stock as reflected on the OTCBB on the issuance date of the Notes.

OTHER EXPENSE, NET. Other expense for the second quarters of 2004 and 2003 principally represents additional reserves against the amounts loaned by the Company to a development stage Internet related business venture(as more fully described in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements), partially offset by income recognized as a result of favorable settlements with vendors.

INCOME TAXES. No tax benefit was recorded for the three months ended June 30, 2004. Due to the uncertainty surrounding the timing or ultimate realization of the benefits of our net operating loss carryforwards in future periods, we have recorded a 100% valuation allowance against our otherwise recognizable deferred tax assets. At December 31, 2003, the Company had net operating loss carryforwards available for U.S. and foreign tax purposes of approximately $144 million. These carryforwards expire through 2023. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Due to the change in our ownership interests in August 1997 and May 1999 and the Company's recently completed private offering in March 2004 (together with the exercise and conversion of various securities in connection with such private offering), as defined in the Internal Revenue Code of 1986, as amended, the Company may have substantially limited or eliminated the availability of its net operating loss carryforwards. There can be no assurance that the Company will be able to avail itself of any net operating loss carryforwards.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003

NET REVENUE. Net revenue totaled $1.7 million for the first six months of 2004 as compared to $2.3 million in the same period of the prior year. The $0.6 million decline in total net revenue was principally the result of declines of $0.3 million in sales of games products by Chips and Bits, Inc., $0.2 million in print advertisements and $0.1 million in sales of the computer games magazine. As discussed in the comparison of the three months ended June 30, 2004 compared to the three months ended June 30, 2003, we changed the classification of agency fees paid to third parties as commissions for obtaining new subscribers to our Computer Games magazine. Previously these commissions had been classified as sales and marketing expense within the consolidated statements of operations. Effective June 2004, we changed our method of accounting for these commissions, reporting them as a reduction of magazine sales subscription revenue. We believe this alternative accounting method is a more commonly used industry practice and is preferable under the circumstances. This reclassification had no impact on our net loss as previously reported. Net revenue in the accompanying condensed consolidated statements of operations has been shown net of approximately $537,000 and $770,000 of agency fees for the six months ended June 30, 2004 and 2003, respectively. Net revenue generated by our telephony services division totaled $0.2 million for both the first half of 2004 and 2003. As discussed in the comparison of the second quarter of 2004 to the same quarter of the prior year, telephony services net revenue for the first six months of 2003 was solely attributable to the operation of DPT's wholesale business. During the first quarter of 2004, management decided to suspend the wholesale business of DPT and dedicate DPT's physical and intellectual assets to the Company's retail VoIP business. Telephony services net revenue for the first six months of 2004 consisted solely of revenue attributable to sale of our voiceglo and GloPhone branded retail products.

COST OF PRODUCTS AND PUBLICATIONS SOLD. Cost of products and publications sold was $1.2 million and $1.5 million for the six months ended June 30, 2004 and 2003, respectively. The $0.3 million decrease in cost of products and publications sold as compared to the same period in 2003 was directly attributable to the lower level of revenue generated from the sale of computer games and from subscription and newsstand sales of the computer games magazine in the first half of 2004.

DATA COMMUNICATIONS, TELECOM AND NETWORK OPERATIONS. As stated in the comparison of the three months ended June 30, 2004 compared to the three months ended June 30, 2003, this expense category includes carrier transport and circuit interconnection costs related to our telephony services business, as well as personnel and consulting costs incurred in support of our Internet telecommunications network. The $2.3 million in expenses reported for the first six months of 2004 represent costs related to our retail telephony services business marketed under the voiceglo and GloPhone brand names, while the $0.2 million in expenses reported for the same period of the prior year represent costs related to our wholesale telephony services business which was suspended at the beginning of 2004. Data communications, telecom and network operations expenses are expected to increase in the future as we further expand our data communications network and expand our telecommunications carrier relationships in order to support the Company's VoIP product line.

SALES AND MARKETING. Sales and marketing expenses totaled $2.7 million for the first six months of 2004 versus $0.4 million for the first six months of 2003. An increase of $2.4 million in sales and marketing expenses of the VoIP telephony services division was offset slightly by a decrease of $0.1 million in sales and marketing expenses of the games division. Increases in Internet and television advertising and commissions expenses related to "free" GloPhone sign-ups, coupled with higher personnel costs, were the principal factors contributing to the increase in sales and marketing expenses of the VoIP telephony services division in the first half of 2004 as compared to the first half of 2003.

PRODUCT DEVELOPMENT. Product development expenses totaled $0.4 million for both the first six months of 2004 and 2003. Expenses of the Games division accounted for approximately 63% and 72% of total product development expenses for the first half of 2004 and 2003, respectively.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses of $3.6 million for the first six months of 2004 increased $2.1 million from the $1.5 million reported for the same period of 2003. Increases in personnel expenses and other general and administrative expenses directly attributable to our VoIP telephony services division were principally responsible for the increase in this expense category as compared to the first half of 2003. Other expense categories which increased as compared to 2003 largely as a result of the Company's entrance into the VoIP business included legal fees, information-technology consulting, other professional fees and facilities costs.

DEPRECIATION. Depreciation expense totaled $0.5 million for the six months ended June 30, 2004. The increase from the same period of the prior year resulted principally from investments related to the development of our VoIP network and to a lesser extent to costs incurred in the development of our VoIP telephony customer billing system.

INTEREST EXPENSE, NET. On February 2, 2004, our Chairman and Chief Executive Officer and his spouse, entered into a Note Purchase Agreement with the Company pursuant to which they acquired a demand convertible promissory note (the "Bridge Note") in the aggregate principal amount of $2,000,000. Non-cash interest expense of $0.7 million was recorded in the first quarter of 2004 related to the beneficial conversion feature of the Bridge Note as the Bridge Note was convertible into our Common Stock at a price below the fair market value of our Common Stock (for accounting purposes), based on the closing price of our Common Stock as reflected on the OTCBB on the issuance date of the Note. As discussed in the comparison of the three months ended June 30, 2004 to the three months ended June 30, 2003, approximately $1.5 million of non-cash interest expense was recorded during the second quarter of 2003 as a result of the beneficial conversion features of the $1,750,000 of Secured Convertible Notes issued on May 22, 2003.

OTHER EXPENSE, NET. Reserves against the amounts loaned by the Company to a development stage Internet related business venture were the principal components of other expense, net for both the first six months of 2004 and 2003.

INCOME TAXES. As was the case in the second quarter of 2004, no tax benefit was recorded for the first six months of 2004 as we recorded a 100% valuation allowance against our otherwise recognizable deferred tax assets due to the uncertainty surrounding the timing or ultimate realization of the benefits of our net operating loss carryforwards in future periods.

                         LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ITEMS. As of June 30, 2004, we had approximately $20.0 million in cash and cash equivalents as compared to $1.1 million as of December 31, 2003. Net cash used in operating activities was $8.2 million and $1.1 million, for the six months ended June 30, 2004 and 2003, respectively. The period-to-period increase in net cash used in operating activities resulted primarily from the increase in our net operating losses as we seek to expand our VoIP business, partially offset by the favorable impact of non-cash interest expense recorded in both 2004 and 2003 as a result of the beneficial conversion features of convertible debt securities issued, as well as other non-cash charges recorded in 2004.

Net cash of $1.7 million was used in investing activities during the first six months of 2004. We incurred $1.7 million in capital expenditures during the first six months of 2004, primarily related to the development of our VoIP telephony network and to a lesser extent to the development of our VoIP telephony customer billing system. We also loaned approximately $0.2 million and $0.3 million to a development stage Internet related business venture during the first six months of 2004 and 2003, respectively.

Net cash provided by financing activities was $29.0 million for the first six months of 2004. As discussed below and in the Notes to the Unaudited Condensed Consolidated Financial Statements, the Company completed a private offering of its Common Stock and warrants to acquire its Common Stock in March 2004 resulting in the issuance of 33,381,647 shares of Common Stock, and warrants to acquire 16,690,824 shares of its Common Stock, for gross proceeds of approximately $28.4 million. Offering costs included $1.2 million in cash commissions paid to the placement agent and approximately $0.2 million in legal and accounting fees. In addition, on February 2, 2004, the Company issued a $2,000,000 Bridge Note which was subsequently converted into our Common Stock in connection with the March 2004 private offering. Proceeds of approximately $0.2 million were received from the exercise of stock options and warrants during the first six months of 2004. Cash provided by financing activities during the six months ended June 30, 2003, included proceeds from the issuance of $0.5 million in Series F Convertible Preferred Stock and $1.75 million of Secured Convertible Notes. In addition, prior to the end of the 2003 second quarter, the Company received $1.5 million in cash deposits towards the private offering of Series G Automatically Converting Preferred Stock which closed on July 2, 2003.

CAPITAL TRANSACTIONS. As mentioned previously, on February 2, 2004, the Company's Chairman and Chief Executive Officer and his spouse, entered into a Note Purchase Agreement with the Company pursuant to which they acquired a demand convertible promissory note in the aggregate principal amount of $2,000,000. The Bridge Note was convertible into shares of the Company's Common Stock. The Bridge Note provided for interest at the rate of ten percent per annum and was secured by a pledge of substantially all of the assets of the Company. Such security interest was shared with the holders of the Company's $1,750,000 Secured Convertible Notes issued to E&C Capital Partners and certain affiliates of our Chairman and Chief Executive Officer. In addition, the Chairman and Chief Executive Officer and his spouse were issued a warrant (the "Warrant") to acquire 204,082 shares of the Company's Common Stock at an exercise price of $1.22 per share. The Warrant is exercisable at any time on or before February 2, 2009. The exercise price of the Warrant, together with the number of shares for which such Warrant is exercisable, is subject to adjustment upon the occurrence of certain events.

In March 2004, theglobe.com completed a private offering of 333,816 units (the "Units") for a purchase price of $85 per Unit (the "Private Offering"). Each Unit consisted of 100 shares of the Company's Common Stock, $0.001 par value (the "Common Stock"), and warrants to acquire 50 shares of the Company's Common Stock (the "Warrants"). The Warrants are exercisable for a period of five years commencing 60 days after the initial closing at an initial exercise price of $0.001 per share. The aggregate number of shares of Common Stock issued in the Private Offering was 33,381,647 shares for an aggregate consideration of $28.4 million, or approximately $0.57 per share assuming the exercise of the 16,690,824 Warrants. As of June 30, 2004, approximately 11,607,000 of the Warrants remain outstanding.

The purpose of the Private Offering was to raise funds for use primarily in the Company's developing voiceglo business, including the deployment of networks, website development, marketing and capital infrastructure expenditures and working capital. Proceeds may also be used in connection with our other existing or future business operations, including acquisitions.

Halpern Capital, Inc., acted as placement agent for the Private Offering, and was paid a commission of $1.2 million and issued a warrant to acquire 1,000,000 shares of Common Stock at $0.001 per share. As of June 30, 2004, approximately 459,000 of these warrants remain outstanding.

The securities offered were not registered under the Securities Act of 1933 and may not be offered or resold in the United States absent registration or an applicable exemption from such registration requirements. Pursuant to the terms of the Private Offering, the Company filed a registration statement relating to the resale of the Securities on April 16, 2004 which became effective on May 11, 2004. Most of our investors from prior capital raises also elected to register their shares for resale pursuant to that registration statement.

In connection with the Private Offering, Michael S. Egan, our Chairman, Chief Executive Officer and principal stockholder, together with certain of his affiliates, including E&C Capital Partners, converted the $2,000,000 Convertible Bridge Note, $1,750,000 of Secured Convertible Notes and all of the Company's outstanding shares of Series F Preferred Stock, and exercised (on a "cashless" basis) all of the warrants issued in connection with the foregoing $1,750,000 Secured Convertible Notes and Series F Preferred Stock, together with certain warrants issued to Dancing Bear Investments, an affiliate of Mr. Egan. As a result of such conversions and exercises, the Company issued an aggregate of 48,775,909 additional shares of Common Stock.

FUTURE CAPITAL NEEDS. In order to offer our VoIP services we have invested substantial capital and made substantial commitments related to the development of the VoIP network and to the purchase of telephony equipment to be offered for sale to our retail customers. The VoIP network is comprised of switching hardware and software, servers, billing and inventory systems, and telecommunication carrier services. We own and operate VoIP switch equipment in Miami, Atlanta and New York, and interconnect these switches utilizing a leased transport network through numerous carrier agreements with third party providers. Through these carrier relationships we are able to carry the traffic of our customers over the Internet and interact with the PSTN. We generally enter into from one to five year agreements with these carriers pursuant to which, in exchange for allocating and dedicating availability on their networks assuming the actual usage of the minutes, we undertake to provide minimum usage of these networks. In general, the larger our commitment the lower our per minute cost of usage of the network. Our minimum commitments under these carrier agreements presently greatly exceed our actual usage.

Based upon our existing contractual commitments, we anticipate that spending requirements, excluding carrier transport usage expenses, for our VoIP network over the next twelve months will be substantially as follows:

o Planned network hardware capital expenditures for switching and server equipment are projected to be approximately $2.5 - $3.0 million;

o Planned network software capital expenditures are projected to be approximately $200,000; and

o Planned network data center and carrier circuit interconnection service expenses, exclusive of regulatory taxes, fees and charges, are projected to be approximately $3.0 million.

Our minimum commitment for carrier transport usage expenses over the next twelve months, exclusive of regulatory taxes, fees and charges, is estimated to be approximately $1.5 million.

We have entered into a contract with a supplier for telephony handsets related to our VoIP services. Subject to the supplier's compliance with the terms of the contract, we have committed to purchase additional equipment from this supplier during 2004 totaling approximately $3.0 million. Based upon current inventory levels and our sales projections, we do not anticipate the business need to purchase additional quantities of these handsets during the remainder of 2004. As of June 30, 2004, total telephony inventory and cash deposits towards the purchase of telephony inventory totaled $1.9 million, of which approximately $1.1 million related to these handsets. In the event that we are not able to sell our telephony equipment in sufficient quantities and at sufficient prices, charges related to potential excess inventory commitments and write-downs in the value of our telephony inventory assets may be required in future periods.

In addition, we have entered into a contract with a software vendor under which we license the software which we use to bill our VoIP telephony customers. Additionally, we outsource information-technology personnel, including programmers and system analysts, from this same software vendor and other information-technology consulting companies on a per diem rate basis. We expect to add increased functionality and scalability to our existing telephony customer billing system and to incur significant future costs in accomplishing these objectives. Our telephony billing system development plans, including the timing of future expenditures, will be heavily dependent on the rate of growth of our VoIP telephony customer base and revenue levels. Based upon the above, we anticipate that costs to be incurred within the next twelve months in developing our telephony customer billing system will range from approximately $0.6 million to $1.0 million.

We also anticipate that we will incur substantial costs in the marketing of our retail VoIP products and services over the next twelve months. Various internet and television advertising programs and marketing partnership arrangements are committed to or otherwise planned by the Company during the remainder of 2004 and in 2005. Because our retail VoIP business is in the early stage of development, we are not able to estimate the effectiveness of our planned advertising programs or our future customer and revenue levels with reasonable accuracy. As a result, there can be no assurance that cash on hand and cash flow generated internally by the Company will be adequate to fund the operation of its businesses and the implementation of its current VoIP business plan over the next twelve months. Additionally, during the next twelve months, there can be no assurance that the capital needs of the Company will not change or that we will not enter into additional lines of business. In any of such events, we may be required to make significant changes to our current business plans, including the implementation of company-wide cost reduction and/or asset sales programs, or alternatively to raise additional capital. We currently have no access to credit facilities with traditional third party lenders and there can be no assurance that we would be able to raise any such capital. In addition, any financing that could be obtained would likely significantly dilute existing stockholders.

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

Certain of our accounting policies require higher degrees of judgment than others in their application. These include revenue recognition, valuation of customer receivables, valuation of inventories, capitalization of computer software costs, and impairment of intangible assets. Our accounting policies and procedures related to these areas are summarized below.

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

Magazine Sales. The Company uses outside agents to obtain new subscribers for its Computer Games magazine, whereby the agents retain a percentage of the subscription proceeds as their commission. Previously these commissions had been classified as Sales and Marketing expense within the consolidated statements of operations. Effective June 2004, the Company has changed the classification of these agency fees, reporting them as a reduction of magazine sales subscription revenue. We believe this alternative accounting method is a more commonly used industry practice and is preferable under the circumstances.

Newsstand sales of the games information magazine are recognized at the on-sale date of the magazine, net of provisions for estimated returns. Subscription revenue, which is net of agency fees, is deferred when initially received and recognized as income ratably over the subscription term.

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

                            VALUATION OF INVENTORIES

Inventories are recorded on a first-in, first-out basis and valued at the lower of cost or market value. We generally manage our inventory levels based on internal forecasts of customer demand for our products, which is difficult to predict and can fluctuate substantially. If our demand forecast is greater than our actual demand for our products, we may be required to record charges related to increases in our inventory valuation reserves. The value of our inventory is also dependent on our estimate of future average selling prices, and, if our projected average selling prices are over estimated, we may be required to adjust our inventory value to reflect the lower of cost or market. Due to the large number of units in our VoIP telephony services division inventory, decreases in average selling prices of our inventory of VoIP telephony services products could result in a significant adjustment and have a material impact on our financial position and results of operations. Our inventories include high technology items that are specialized in nature or subject to rapid obsolescence. While we have committed to or otherwise planned various marketing programs which contemplate the sale of our inventory items on hand and which we are committed to purchase, such programs may not be successful. This may result in on-hand inventory levels and purchase commitments which are considered to be excess or obsolete, which would need to be written down or written off and which could have a material impact on our financial position and results of operations.

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

RISKS RELATING TO OUR BUSINESS GENERALLY

WE HAVE A HISTORY OF OPERATING LOSSES AND EXPECT TO CONTINUE TO INCUR LOSSES.

Since our inception, we have incurred net losses in each quarter, except the fourth quarter of 2002 where we had net income of approximately $17,000. We expect that we will continue to incur net losses for the foreseeable future. We had net losses of approximately $11 million and $2.6 million for the years ended December 31, 2003 and 2002, respectively, and approximately $10.0 million for the first half of 2004. The principal causes of our losses are likely to continue to be:

o     costs resulting from the operation of our businesses;

o     costs relating to entering new business lines;

o     failure to generate sufficient revenue; and

o     selling, general and administrative expenses.

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

OUR ENTRY INTO A NEW LINE OF BUSINESS, AS WELL AS POTENTIAL FUTURE ACQUISITIONS, JOINT VENTURES OR STRATEGIC TRANSACTIONS ENTAILS NUMEROUS RISKS AND UNCERTAINTIES. WE MAY ENTER ADDITIONAL LINES OF BUSINESS.

We have entered into a new business line, VoIP telephony services. In November 2002, we acquired certain VoIP assets from an entrepreneur in exchange for 1,750,000 warrants to purchase our common stock. On May 28, 2003, we acquired Direct Partner Telecom, Inc. ("DPT"), an international licensed telecommunications carrier then engaged in the purchase and resale of telecommunication services over the Internet. We may also enter into new or different lines of business, as determined by management and our Board of Directors. The acquisitions of VoIP assets and of DPT, as well as any future acquisitions or joint ventures could result, and in some instances have resulted (particularly as it pertains to DPT), in numerous risks and uncertainties, including:

o potentially dilutive issuances of equity securities, which may be issued at the time of the transaction or in the future if certain performance or other criteria are met or not met, as the case may be. These securities may be freely tradable in the public market or subject to registration rights which could require us to publicly register a large amount of our Common Stock, which could have a material adverse effect on our stock price;

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

OUR MANAGEMENT TEAM IS INEXPERIENCED IN THE MANAGEMENT OF A PUBLIC COMPANY.

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

WE MAY HAVE TO TAKE ACTIONS TO AVOID REGISTRATION UNDER THE INVESTMENT COMPANY ACT.

Under the Investment Company Act of 1940 (the "1940 Act"), a company meeting the definition of an "investment company" is subject to various stringent legal requirements on its operations. A company can become subject to the 1940 Act if, among other reasons, it owns investment securities with a value exceeding 40 percent of the value of its total assets (excluding government securities and cash items) on an unconsolidated basis, unless a particular exemption of safe harbor applies. Although we are not currently subject to the 1940 Act, at some point in the future the percentage of our assets which consist of investment securities may exceed 40 percent of the value of its total assets on an unconsolidated basis. Rule 3a-2 of the 1940 Act provides a temporary exemption from registration under the 1940 Act, for up to one year, for companies that have a bona fide intent to engage, as soon as reasonably possible, in business other than investing, reinvesting, owning, holding or trading in securities ("transient investment companies"). If, due to future sales of our assets or changes in the value of our existing assets, we become subject to the 1940 Act, we intend to take all actions that would allow reliance on the one-year exemption for "transient investment companies", including a resolution by the Board of Directors that we have a bona fide intent to engage, as soon as reasonably possible, in business other than investing, reinvesting, owning, holding or trading in securities. After the one-year period, we would be required to comply with the 1940 Act unless our operations and assets result in us no longer meeting the definition of Investment Company.

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

THE INTERNET TELEPHONY BUSINESS IS HIGHLY COMPETITIVE AND ALSO COMPETES WITH TRADITIONAL AND CELLULAR TELEPHONY PROVIDERS.

The long distance telephony market and the Internet telephony market are highly competitive. There are several large and numerous small competitors and we expect to face continuing competition based on price and service offerings from existing competitors and new market entrants in the future. The principal competitive factors in our market include price, quality of service, breadth of geographic presence, customer service, reliability, network size and capacity, and the availability of enhanced communications services. Our competitors include major and emerging telecommunications carriers in the U.S. and abroad. Financial difficulties in the past several years of many telecommunications providers are rapidly altering the number, identity and competitiveness of the marketplace. Many of the competitors for our current and planned VoIP service offerings have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we have. As a result, certain of these competitors may be able to adopt more aggressive pricing policies which could hinder our ability to market our voice services.

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

We have entered into a number of, and may have to enter into additional, long-term agreements (generally from one to five years) for leased communications transmission capacity with various carriers. Many of these agreements have minimum use requirements pursuant to which we are able to negotiate lower overall per minute usage rates assuming the utilization of all of such minutes. To the extent that we have overestimated (or in the future overestimate) our call volume, we are obligated to pay for more transmission capacity than we actually use, resulting in costs without corresponding revenue. Our minimum commitments under existing carrier agreements presently greatly exceed our actual usage. Conversely, in the future, if we underestimate our capacity needs, we may be required to obtain additional transmission capacity through more expensive means or such capacity may not be available. As a result our margins could be reduced and our business, financial condition and results of operations could be materially and adversely affected.

We have also entered into a contract with a supplier to purchase a minimum number of telephony handsets, and may enter into similar arrangements with other suppliers for other equipment related to our VoIP services. In general, we can achieve better per unit pricing for such equipment if we enter into larger commitments. To the extent we overestimate our needs for and enter into binding agreements to purchase such equipment, we may be obligated to buy more of such equipment than we can reasonably use in our business in the foreseeable future, if at all. In the event that we are not able to sell our telephony equipment in sufficient quantities and at sufficient prices, charges related to potential excess inventory commitments and write-downs in the value of our telephony inventory assets may be required in future periods.

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

ONLINE CREDIT CARD FRAUD CAN HARM OUR BUSINESS.

The sale of our products and services over the Internet exposes us to credit card fraud risks. Many of our products and services, including our VoIP services, can be ordered or established (in the case of new accounts) over the Internet using a major credit card for payment. As is prevalent in retail telecommunications and Internet services industries, we are exposed to the risk that some of these credit card accounts are stolen or otherwise fraudulently obtained. In general, we are not able to recover fraudulent credit card charges from such accounts. In addition to the loss of revenue from such fraudulent credit card use, we also remain liable to third parties whose products or services are engaged by us (such as termination fees due telecommunications providers) in connection with the services which we provide. In addition, depending upon the level of credit card fraud we experience, we may become ineligible to accept the credit cards of certain issuers. We are currently authorized to accept Discover, together with Visa and MasterCard (which are both covered by a single merchant agreement with us). Visa/MasterCard constitutes the primary credit card used by our customers. The loss of eligibility for acceptance of Visa/MasterCard could significantly and adversely affect our business. We have recently updated our fraud controls and will attempt to manage fraud risks through our internal controls and our monitoring and blocking systems. If those efforts are not successful, fraud could cause our revenue to decline significantly and our business, financial condition and results of operations to be materially and adversely affected.

RISKS RELATING TO OUR HISTORICAL BUSINESS

THE MARKET SITUATION CONTINUES TO BE A CHALLENGE FOR CHIPS & BITS DUE TO ADVANCES IN CONSOLE AND ONLINE GAMES, WHICH HAVE LOWER MARGINS AND TRADITIONALLY LESS SALES LOYALTY TO CHIPS & BITS.

Our subsidiary, Chips & Bits, Inc. depends on major releases in the Personal Computer (PC) market for the majority of sales and profits. The game industry's focus on X-Box, Playstation and GameCube has dramatically reduced the number of major PC releases, which resulted in significant declines in revenues and gross margins for Chips & Bits. Because of the large installed base of personal computers, revenue and gross margin percentages may fluctuate with changes in the PC game market. However, we are unable to predict when, if ever, there will be a turnaround in the PC game market.

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

As of August 3, 2004, we had issued and outstanding approximately 138 million shares, of which approximately 30.2 million shares were freely tradeable over the public markets. There is limited trading volume in our shares and we are now traded only in the over-the-counter market. On April 16, 2004, we filed a registration statement relating to the potential resale of up to approximately 131 million of our shares (including approximately 27 million shares underlying outstanding warrants to acquire our Common Stock). The registration statement became effective on May 11, 2004. Sales of significant amounts of Common Stock in the public market in the future, the perception that sales will occur or the registration of additional shares pursuant to existing contractual obligations could materially and adversely drive down the price of our stock. In addition, such factors could adversely affect the ability of the market price of the Common Stock to increase even if our business prospects were to improve. Substantially all of our stockholders holding restricted securities, including shares issuable upon the exercise of warrants to purchase our Common Stock, have registration rights under various conditions. Also, we may issue additional shares of our common stock or other equity instruments which may be convertible into common stock at some future date, which could further adversely affect our stock price.

In addition, as of August 3, 2004, there were outstanding options to purchase approximately 9,923,000 shares of our Common Stock, which become eligible for sale in the public market from time to time depending on vesting and the expiration of lock-up agreements. The issuance of shares upon exercise of these options is registered under the Securities Act and consequently, subject to certain volume restrictions as to shares issuable to executive officers, will be freely tradable.

OUR CHAIRMAN MAY CONTROL US.

Michael S. Egan, our Chairman and Chief Executive Officer, beneficially owns or controls, directly or indirectly, approximately 59 million shares of our Common Stock as of August 3, 2004, which in the aggregate represents approximately 42% of the outstanding shares of our Common Stock (treating as outstanding for this purpose the shares of Common Stock issuable upon exercise of the options and warrants owned by Mr. Egan or his affiliates). Accordingly, Mr. Egan would likely be able to exercise significant influence over, if not control, any stockholder vote.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14 as of June 30, 2004. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated any change in our internal control over financial reporting that occurred during the six months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, and have determined there to be no reportable changes except as described below.

Beginning in March 2004, we experienced an increase in credit card chargebacks and refund requests as a result of orders for our VoIP telephony services placed with fraudulent credit card data even though the associated financial institution approved payment of the transaction. We immediately began monitoring the credit card transactions of our VoIP telephony services division more closely, and as a result, were able to alert both cardholders and credit card issuers of fraudulent transactions due to identity theft. Under current credit card practices, we are liable for fraudulent credit card transactions on our websites. We determined that our internal controls for detection of the fraudulent charges were inadequate, primarily due to certain weaknesses in our payment processing software and other processes in place to detect credit card fraud. We have taken the following steps to strengthen internal controls surrounding credit card transactions of our VoIP telephony operation:

o Identity Verification. In March 2004, our customer service representatives began contacting the credit cardholder on each new subscription for our VoIP telephony service. Once we successfully verify the billing information and confirm the validity of the transaction, the customer's service is activated and credit card is billed.

o Usage Monitoring. In March 2004, we began to monitor call activity on our VoIP network for excessive or suspicious usage. Upon identification of excessive or suspicious usage, we contact the customer on file to confirm the validity of the subscription.

o Fraud Prevention Software. In May 2004, we implemented a more robust electronic payment processing software which provides additional credit card verification tools. The software provides fraud screening developed and maintained in partnership with one of the major credit card issuers. Additionally, the software provides exception reporting of credit card transactions which, based on the software's risk screening process, may be deemed to be potentially fraudulent.

During early May 2004, in the course of resolving the aforementioned credit card fraud issues, the Company temporarily suspended one operation of a key control process. During the period when such control was not functioning access to the PSTN was not properly limited, thereby resulting in excessive costs being incurred by the company. Subsequently, in the latter part of May 2004 we corrected this control deficiency by reinstalling this key control operation.

We continue to review the effectiveness of both our manual and automated fraud screening processes in an effort to further reduce the occurrence of fraud within our VoIP network.

Except as noted above, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls that occurred in, or subsequent to, the end of our last fiscal quarter. We cannot assure you, however, that our system of controls and procedures will always achieve its stated goals under all future conditions.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 5 - "Litigation" of the Financial Statements included in this Report.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a) Sales of Unregistered Securities

On May 6, 2004, the Company entered into an agreement with NeoPets, Inc. which provides for certain marketing and advertising services associated with the Company's voiceglo and GloPhone VoIP services on NeoPets' website. As part of the consideration for such services, the Company agreed to issue up to 3,000,000 shares of its Common Stock in various stages upon the attainment of certain business objectives. The Company also agreed to certain registration rights relating to the shares issued or issuable and registered such shares for resale as part of its registration statement on Form SB-2 which became effective May 11, 2004. NeoPets is a sophisticated investor and "accredited" within the meaning of applicable securities laws. The Company believes that the offer and sale of shares as part of the NeoPets agreement were exempt from registration pursuant to Sections 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

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

18.1 Independent Accountant Preferability Letter.

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

theglobe.com, inc.


                    /s/ Michael S. Egan
                    ----------------------------------
                    Michael S. Egan
                    Chief Executive Officer
                    (Principal Executive Officer)


August 13, 2004


                    /s/ Albert J. Detz
                    ----------------------------------
                    Albert J. Detz
                    Chief Financial Officer
                    (Principal Financial Officer)


August 13, 2004

                                                       EXHIBIT INDEX

3.1 Certificate of Amendment Relating to the Designation Preferences and Rights of the Junior Participating Preferred Stock. (1)

18.1 Independent Accountant Preferability Letter.

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