Form 10QSB
period 2004-09-30
THEGLOBE COM INC
filed 2004-11-12
CIK 1066684

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Yes [X] No [ ]

The number of shares outstanding of the Registrant's Common Stock, $.001 par value (the "Common Stock"), as of November 8, 2004 was 155,777,941.

                                   FORM 10-QSB


                                      INDEX

                          PART I FINANCIAL INFORMATION

                                                                           Page
                                                                           ----
Item 1. Condensed Consolidated Financial Statements

        Condensed Consolidated Balance Sheets at September 30, 2004
        (unaudited) and December 31, 2003                                     1

        Unaudited Condensed Consolidated Statements of Operations
        for the three and nine months ended September 30, 2004 and 2003       2

        Unaudited Condensed Consolidated Statements of Cash Flows
        for the nine months ended September 30, 2004 and 2003                 3

        Notes to Unaudited Condensed Consolidated Financial Statements        4

Item 2. Management's Discussion and Analysis or Plan of Operation            16

Item 3. Controls and Procedures                                              45


                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings                                                    46

Item 2. Changes  in  Securities  and  Small Business Issuer Purchases
        of Equity Securities                                                 46

Item 3. Defaults Upon Senior Securities                                      47

Item 4. Submission  of  Matters  to  a  Vote of Security Holders             47

Item 5. Other  Information                                                   47

Item 6. Exhibits                                                             47





Signatures                                                                   49

PART I FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  theglobe.com

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            SEPTEMBER 30,        DECEMBER 31,
                                                                                2004                 2003
                                                                            -------------       -------------
                                                                             (UNAUDITED)
                                ASSETS
Current assets:
     Cash and cash equivalents .......................................      $  10,197,940       $   1,061,702
     Marketable securities............................................             42,782             267,970
     Accounts receivable, net ........................................          6,733,451             958,487
     Inventory, net ..................................................          1,255,753             770,314
     Prepaid expenses.................................................          1,456,522             550,930
     Deposits on inventory purchases .................................            298,700             820,675
     Other current assets ............................................            261,125              26,357
                                                                            -------------       -------------
        Total current assets .........................................         20,246,273           4,456,435

Goodwill .............................................................         11,769,679                  --
Intangible assets ....................................................          1,969,931             199,020
Property and equipment, net ..........................................          4,997,799           2,416,383
Other assets .........................................................             16,443             100,240
                                                                            -------------       -------------

        Total assets .................................................      $  39,000,125       $   7,172,078
                                                                            =============       =============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ................................................      $   5,270,877       $   1,935,142
     Accrued expenses and other current liabilities ..................          2,345,429             840,376
     Deferred revenue ................................................            288,501             176,591
     Current portion of long-term debt and notes payable..............          1,294,897             121,919
                                                                            -------------       -------------
        Total current liabilities ....................................          9,199,704           3,074,028

Long-term debt .......................................................             35,625           1,792,568
Other long-term liabilities ..........................................            106,443             124,943
                                                                            -------------       -------------

        Total liabilities ............................................          9,341,772           4,991,539
                                                                            -------------       -------------

Stockholders' equity:
     Preferred stock, at liquidation value ...........................             17,500             500,000
     Common stock ....................................................            156,478              50,246
     Additional paid-in capital ......................................        282,044,821         238,301,862
     Treasury stock, 699,281 common shares, at cost ..................           (371,458)           (371,458)
     Accumulated other comprehensive income...........................                 --               1,562
     Accumulated deficit .............................................       (252,188,988)       (236,301,673)
                                                                            -------------       -------------
        Total stockholders' equity ...................................         29,658,353           2,180,539
                                                                            -------------       -------------
        Total liabilities and stockholders' equity ...................      $  39,000,125       $   7,172,078
                                                                            =============       =============

See accompanying notes to unaudited condensed consolidated financial statements.

                                  theglobe.com

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                         SEPTEMBER 30,
                                                            -------------------------------       -------------------------------
                                                                2004               2003               2004               2003
                                                            ------------       ------------       ------------       ------------
                                                                       UNAUDITED                             UNAUDITED
                                                            -------------------------------       -------------------------------
Net revenue.............................................    $  4,075,676       $  1,447,784       $  5,757,903       $  3,791,876
                                                            ------------       ------------       ------------       ------------

Operating expenses:
   Cost of revenue......................................       5,128,736          1,360,643          8,622,162          3,086,185
   Sales and marketing .................................       2,071,145            493,429          4,793,376            915,751
   Product development .................................         360,478            200,582            726,662            576,641
   General and administrative ..........................       2,154,236          1,635,029          5,800,636          3,133,740
   Depreciation.........................................         428,680             61,012            921,030            113,730
   Amortization of intangibles..........................          55,901             25,624             98,244             31,874
                                                            ------------       ------------       ------------       ------------
Total operating expenses ................................     10,199,176          3,776,319         20,962,110          7,857,921
                                                            ------------       ------------       ------------       ------------
Loss from operations ....................................     (6,123,500)        (2,328,535)       (15,204,207)        (4,066,045)
                                                            ------------       ------------       ------------       ------------
Other income (expense), net:
   Interest expense, net ...............................          (7,060)          (123,160)          (809,183)        (1,634,809)
   Other income (expense), net .........................         260,904            (65,919)           126,075           (255,878)
                                                            ------------       ------------       ------------       ------------
Other income (expense), net .............................        253,844           (189,079)          (683,108)        (1,890,687)
                                                            ------------       ------------       ------------       ------------
Loss before income tax benefit ..........................     (5,869,656)        (2,517,614)       (15,887,315)        (5,956,732)
Income tax benefit ......................................             --                 --                 --                 --
                                                            ------------       ------------       ------------       ------------
Net loss ................................................  $  (5,869,656)      $ (2,517,614)      $(15,887,315)      $ (5,956,732)
                                                            ============       ============       ============       ============
Basic and diluted net loss per common share .............  $       (0.04)      $      (0.23)      $      (0.14)      $      (0.40)
                                                            ============       ============       ============       ============
Weighted average basic and diluted shares outstanding....    143,514,000         43,797,000        116,546,000         35,116,000
                                                            ============       ============       ============       ============



See accompanying notes to unaudited condensed consolidated financial statements.

                                  theglobe.com

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                                         --------------------------------
                                                                                              2004               2003
                                                                                         -------------       ------------
                                                                                                    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..........................................................................     $(15,887,315)    $ (5,956,732)
    Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
    Depreciation and amortization ...................................................        1,019,274          145,604
    Provision for uncollectible accounts receivable..................................          160,509               --
    Provision for excess and obsolete inventory......................................          629,515           49,331
    Non-cash interest expense .......................................................          735,416        1,620,588
    Reserve against amounts loaned to Internet venture ..............................          365,250          335,000
    Contingent commissions expenses..................................................          103,667               --
    Contributed officer compensation ................................................               --          100,000
    Employee stock compensation......................................................          236,963          234,500
    Compensation related to non-employee stock options ..............................          398,869           34,584
    Non-cash favorable settlements of liabilities....................................         (352,455)         (64,207)
    Other, net.......................................................................           14,274               --

    Changes in operating assets and liabilities, net of acquisitions:
    Accounts receivable, net.........................................................         (292,886)         477,754
    Inventory, net ..................................................................       (1,114,954)        (178,531)
    Prepaid and other current assets ................................................         (417,989)      (1,077,434)
    Accounts payable ................................................................         (632,616)          28,678
    Accrued expenses and other current liabilities ..................................          483,509            2,964
    Deferred revenue ................................................................         (409,822)           4,680
                                                                                           -----------      -----------

Net cash and cash equivalents used in operating activities ..........................      (14,960,791)      (4,243,221)
                                                                                           -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Sales of marketable securities, net .............................................          225,070       (4,463,845)
    Net cash acquired (paid) in acquisition of business.............................        (2,389,520)          60,948
    Amounts loaned to Internet venture ..............................................         (325,250)        (335,000)
    Purchases of property and equipment .............................................       (2,255,687)        (825,889)
    Patent costs incurred............................................................          (80,983)              --
    Other, net.......................................................................           (3,500)          (7,000)
                                                                                            -----------     -----------

Net cash and cash equivalents used in investing activities ..........................       (4,829,870)      (5,570,786)
                                                                                            -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowing on notes payable ......................................................        2,000,000        1,750,000
    Proceeds from issuance of common stock, net......................................       26,972,745               --
    Proceeds from issuance of preferred stock........................................               --        9,140,692
    Proceeds from exercise of common stock options ..................................          184,546           10,799
    Proceeds from exercise of warrants...............................................           10,918               --
    Payments on long-term debt and notes payable ....................................         (121,599)        (535,798)
    Payments of other long-term liabilities..........................................         (119,711)              --
                                                                                           -----------      -----------

Net cash and cash equivalents provided by financing activities ......................       28,926,899       10,365,693
                                                                                           -----------      -----------
      Net change in cash and cash equivalents .......................................        9,136,238          551,686

Cash and cash equivalents at beginning of period ....................................        1,061,702          725,422
                                                                                           -----------      -----------
Cash and cash equivalents at end of period ..........................................      $10,197,940      $ 1,277,108
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

The Company continues to operate its Computer Games print magazine and the associated website Computer Games Online (www.cgonline.com), as well as the computer games distribution business of Chips & Bits, Inc. (www.chipsbits.com). The Company continues to actively explore a number of strategic alternatives for its remaining online and offline computer game businesses, including continuing to operate the businesses, acquisition or development of complementary products and/or selling some or all of the games businesses.

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

The Company acquired all of the physical assets and intellectual property of DPT and originally planned to continue to operate the company as a subsidiary and engage in the provision of VoIP services to other telephony businesses on a wholesale transactional basis. In the first quarter of 2004, the Company decided to suspend DPT's wholesale business and dedicate the DPT physical and intellectual assets to its retail VoIP business, which is conducted under the names "voiceglo" and "GloPhone". As a result, the Company wrote-off the goodwill associated with the purchase of DPT as of December 31, 2003, and intends to employ DPT's physical assets in the build out of the retail VoIP network.

On September 1, 2004, the Company acquired SendTec, Inc. ("SendTec"), a direct response marketing services and technology company. As more fully discussed in
Note 2, "Acquisition of SendTec" and Note 4, "Capital Transactions", the Company paid $6.0 million in cash, excluding transaction costs, and issued debt and equity securities valued at a total of approximately $12 million to purchase SendTec.

As of September 30, 2004, the Company's revenue sources were derived principally from the newly acquired operations of SendTec which comprises our marketing services division, as well as from the operations of our games related businesses. The Company's retail VoIP products and services have yet to produce any significant revenue. Management's intent, going forward, is to devote substantial monetary, management and human resources to the Company's retail VoIP business.

(b) Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries from their respective dates of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

(c) Unaudited Interim Condensed Consolidated Financial Information

The unaudited interim condensed consolidated financial statements of the Company as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 included herein have been prepared in accordance with the instructions for Form 10-QSB under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed consolidated financial statements.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2004 and the results of its operations for the three and nine months ended September 30, 2004 and 2003 and its cash flows for the nine months ended September 30, 2004 and 2003.

The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period. These financial statements should be read in conjunction with the audited financial statements as of December 31, 2003, and for the two years then ended and related notes included in the Company's Form 10-KSB filed with the Securities and Exchange Commission.

(d) Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions relate to estimates of collectibility of accounts receivable, the valuation of inventory, accruals, the valuations of fair values of options and warrants and other factors. Actual results could differ from those estimates.

(e) Cash and Cash Equivalents

Cash equivalents consist of money market funds and highly liquid short-term investments with qualified financial institutions. The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents in the accompanying condensed consolidated balance sheet at September 30, 2004, is approximately $63,000 of cash held in escrow for purposes of sweepstakes promotions being conducted by the VoIP telephony division.

(f) Marketable Securities

The Company accounts for its investment in debt and equity securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." All such investments are classified as available-for-sale as of December 31, 2003 and September 30, 2004. Available-for-sale securities are stated at market value, which approximates fair value, and unrealized holding gains and losses are excluded from earnings and included as a component of stockholders' equity until realized.

The following is a summary of available-for-sale securities:

                                          September 30, 2004            December 31, 2003
                                       -------------------------   ---------------------------
                                           Cost      Fair Value        Cost        Fair Value
                                       ------------ ------------   ------------   ------------
Preferred Securities...............    $        --  $        --    $   225,000    $   225,000
U.S. Treasury Bills................         42,837       42,782         41,408         42,970
                                       ------------ ------------   ------------   ------------

      Total........................    $    42,837  $    42,782    $   266,408    $   267,970
                                       ============ ============   ============   ============

During the nine months ended September 30, 2004 and 2003, the Company had no significant gross realized gains or losses on sales of available-for-sale securities.

(g) Comprehensive Loss

The Company reports comprehensive income (loss) in accordance with SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income (loss) is comprised of two components: net loss and other comprehensive income or loss. Other comprehensive income or loss includes items such as unrealized gains or losses on marketable securities, etc. The Company's comprehensive loss was approximately $5.9 million and $2.6 million for the three months ended September 30, 2004 and 2003, respectively and approximately $15.9 million and $6.0 million for the nine months ended September 30, 2004 and 2003, respectively.

(h) Inventory

Inventories are recorded on a first-in, first-out basis and valued at the lower of cost or market value. The Company's reserve for excess and obsolete inventory as of September 30, 2004 and December 31, 2003 was approximately $734,000 and $109,000, respectively.

During the three months ended September 30, 2004, the Company recorded charges to cost of revenue of its VoIP telephony services business related to excess inventory writedowns totaling $600,000. The Company's reserve for excess and obsolete inventory was increased by a corresponding amount as a result of the writedown. The excess inventory writedown was based upon the Company's estimate of future unit sales and selling prices of its telephony equipment inventory. Such writedown related entirely to the Company's inventory of telephony handsets and adjusted the carrying value of this inventory component down to net realizable value based upon lower of cost or market accounting rules.

The Company manages its inventory levels based on internal forecasts of customer demand for its products, which is difficult to predict and can fluctuate substantially. In addition, the Company's inventories include high technology items that are specialized in nature or subject to rapid obsolescence. If the Company's demand forecast is greater than the actual customer demand for its products, the Company may be required to record additional charges related to increases in its inventory valuation reserves in future periods. The value of inventories is also dependent on the Company's estimate of future average selling prices, and, if projected average selling prices are over estimated, the Company may be required to further adjust its inventory value to reflect the lower of cost or market. Due to the large number of units in the Company's VoIP telephony services division inventory, lower than forecasted sales or decreases in average selling prices of the inventory of VoIP telephony services products could result in significant future adjustments that could have a material impact on the Company's financial position and results of operations. See also Note 8, "Commitments," for discussion of the Company's commitment regarding our obligation to purchase additional telephony handsets.

(i) Revenue Recognition

Computer Games Businesses
-------------------------

Advertising revenues from the sale of print advertisements under short-term contracts in the games information magazine, Computer Games, are recognized at the on-sale date of the magazine.

The Company uses outside agents to obtain new subscribers for its Computer Games magazine, whereby the agents retain a percentage of the subscription proceeds as their commission. Previously these commissions had been classified as sales and marketing expense within the consolidated statements of operations. Effective June 2004, the Company changed its method of accounting for these agency fees, reporting them as a reduction of magazine sales subscription revenue. We believe this alternative accounting method is a more commonly used industry practice and is preferable under the circumstances. This reclassification had no impact on net loss as previously reported by the Company. Net revenue in the accompanying condensed consolidated statements of operations has been shown net of such agency fees for all periods presented. These agency fees totaled approximately $260,000 and $270,000 for the three months ended September 30, 2004 and 2003, and $797,000 and $1,040,000 for the nine months ended September 30, 2004 and 2003, respectively. Newsstand sales of the games information magazine are recognized at the on-sale date of the magazine, net of provisions for estimated returns. Subscription revenue, which is net of agency fees, is deferred when initially received and recognized as income ratably over the subscription term.

Sales of video games and related products from the Company's online store are recognized as revenue when the product is shipped to the customer. Amounts billed to customers for shipping and handling charges are included in net revenue. The Company provides an allowance for returns of merchandise sold through its online store. The allowance for returns provided to date has not been significant.

Marketing Services
------------------

All revenue is recognized on a gross basis. Gross revenue consists of the gross value of billings to clients, including the recovery of costs incurred to acquire online and offline media required to execute client campaigns.

Revenue from the distribution of Internet advertising is recognized when Internet users visit and complete actions at an advertiser's website. Recorded revenue is based upon reports generated by the Company's tracking software.

Revenue derived from the purchase and tracking of direct response media, such as television commercials, is recognized when the associated media is aired. Amounts received in advance of media airings are deferred and included in deferred revenue in the accompanying condensed consolidated balance sheet.

Revenue generated from the production of direct response advertising programs, such as infomercials, is recognized when the programs are complete and have been delivered or are available for immediate and unconditional delivery. Production activities generally take eight to twelve weeks and the Company usually collects amounts in advance and at various points throughout the production process. Amounts received from customers prior to completion of commercials are included in deferred revenue and direct costs associated with the production of commercials in process are deferred and included within other current assets in the accompanying condensed consolidated balance sheet.

VoIP Telephony Services
-----------------------

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

Revenue generated by two customers of SendTec since its acquisition date, or September 1, 2004, represented approximately 46% of SendTec post-acquisition revenue and approximately 27% of consolidated net revenue reported for the nine months ended September 30, 2004. Additionally, amounts outstanding from these two customers of SendTec represented approximately $2,539,000 or 44% of SendTec's total accounts receivable as of September 30, 2004.

(k) Net Loss Per Share

During the three and nine months ended September 30, 2003, the Company issued equity securities with common stock conversion features which were immediately convertible into common stock. The Company accounted for the issuance of these securities in accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," which resulted in the recognition of non-cash preferred dividends totaling $8,120,000 at the respective dates of the securities' issuance. Net loss applicable to common stockholders was calculated as follows:

                                                THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                   SEPTEMBER 30,                         SEPTEMBER 30,
                                           -----------------------------       -------------------------------
                                               2004              2003               2004               2003
                                           ------------      ------------       ------------      -------------
Net loss ...............................   $ (5,869,656)     $ (2,517,614)      $(15,887,315)     $ (5,956,732)
Beneficial conversion features of
    preferred stock and warrants .......             --        (7,620,000)                --        (8,120,000)
                                           ------------      ------------       ------------      -------------
    Net loss applicable to common
      stockholders .....................   $ (5,869,656)     $(10,137,614)      $(15,887,315)     $(14,076,732)
                                           ============      ============       ============      =============

Basic and diluted net loss per common share were computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding for each period presented. Due to the Company's net losses, the effect of potentially dilutive securities or common stock equivalents that could be issued was excluded from the diluted net loss per common share calculation due to the anti-dilutive effect. Such potentially dilutive securities and common stock equivalents consisted of the following for the periods ended September 30:

                                                         2004            2003
                                                      ----------      ----------
    Options to purchase common stock .............    15,224,000       9,185,000
    Common shares issuable upon conversion of
        Series H Preferred Stock .................    17,500,000              --
    Common shares issuable upon conversion of
        Series F Preferred Stock .................            --      16,667,000
    Common shares issuable upon conversion of
        Convertible Notes.........................            --      19,444,000
    Common shares issuable upon conversion of
        Warrants .................................    20,713,000      23,227,000
                                                      ----------      ----------
    Total ........................................    53,437,000      68,523,000
                                                      ==========      ==========

(l) Recent Accounting Pronouncements

On March 31, 2004, the Financial Accounting Standards Board ("FASB") issued its Exposure Draft, "Share-Based Payment," which is a proposed amendment to SFAS No. 123, "Accounting for Stock-Based Compensation." The Exposure Draft would require all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. In October 2004, the FASB concluded that the proposed standard would be effective for public companies for interim or annual periods beginning after June 15, 2005. The Company does not intend to adopt a fair-value based method of accounting for stock-based employee compensation until a final standard is issued by the FASB that requires this accounting.

(m) Reclassifications

Certain 2003 amounts were reclassified to conform to the 2004 presentation.

(2) ACQUISITION OF SENDTEC

On September 1, 2004, the Company acquired SendTec, a direct response marketing services and technology company. In exchange for all of the issued and outstanding shares of capital stock of SendTec the Company paid or will pay consideration consisting of: (i) $6,000,000 in cash, excluding transaction costs, (ii) the issuance of an aggregate of 17,500,000 shares of the Company's Common Stock, (iii) the issuance of an aggregate of 175,000 shares of Series H Automatically Converting Preferred Stock (which is convertible into 17,500,000 shares of the Company's Common Stock), and (iv) a subordinated promissory note in the amount of $1 million. The Company also issued an aggregate of approximately 4,000,000 replacement options to acquire the Company's Common Stock for each of the issued and outstanding options to acquire SendTec held by the former employees of SendTec.

The preliminary SendTec purchase price allocation was as follows:


          Cash                          $  3,610,000
          Accounts receivable              5,534,000
          Other current assets               194,000
          Fixed assets                     1,031,000
          Non-compete agreements           1,800,000
          Goodwill                        11,770,000
          Other assets                       124,000
          Assumed liabilities             (5,665,000)
                                         -----------
                                        $ 18,398,000
                                         ===========

In addition, warrants to acquire shares of theglobe.com Common Stock will be issued to SendTec shareholders when and if SendTec exceeds forecasted operating income, as defined, of $10.125 million, for the year ending December 31, 2005. The number of earn-out warrants may range from an aggregate of 250,000 to 2,500,000 (if actual operating income exceeds the forecast by at least 10%). Because the number of warrants that will be earned is not yet determinable, no consideration related to this contingency was included in the determination of the SendTec purchase price.

As part of the SendTec acquisition transaction, certain executives of SendTec entered into new employment agreements with SendTec. The employment agreements each have a term of five years and automatically renew for an additional year at expiration unless either party provides the requisite notice of non-renewal. The agreements also contain certain noncompete provisions for periods as specified by the agreements. The $1,800,000 value assigned to the non-compete agreements is being amortized on a straight-line basis over 5 years. Annual amortization expense of the non-compete agreements is estimated to be $120,000 in 2004; $360,000 in 2005 through 2008; and $240,000 in 2009. The related accumulated amortization as of September 30, 2004, was $30,000.

The following unaudited pro forma condensed consolidated results of operations for the three and nine months ended September 30, 2004 and 2003 assumes the acquisition of SendTec occurred as of January 1, 2003. The unaudited pro forma information is not necessarily indicative of what the actual results of operations of the combined company would have been had the acquisition occurred on January 1, 2003, nor is it necessarily indicative of future results.

      PRO FORMA RESULTS                                  2004            2003
                                                     ------------    ------------
      Three months ended September 30,
      Revenue                                        $  9,904,000    $  7,996,000
      Net Loss                                         (5,785,000)     (1,753,000)

      Basic and diluted net loss per common share    $      (0.04)   $      (0.21)


      Nine months ended September 30,
      Revenue                                        $ 29,209,000    $ 20,178,000
      Net Loss                                        (14,242,000)     (4,521,000)

      Basic and diluted net loss per common share    $      (0.12)   $      (0.36)

(3) OTHER ASSETS

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

On September 30, 2004, the Loan and Purchase Option Agreement was amended so as to reduce the aggregate consideration to be paid by the Company upon exercise of the Option to 1,500,000 shares of the Company's Common Stock. Additionally, effective November 1, 2004, the Loan and Purchase Option Agreement and related promissory note were amended extending the maturity date to November 30, 2004.

As of September 30, 2004, advances to this venture totaled $860,250. Due to the uncertainty of collectibility of the Loan, the Company has provided a reserve equal to the full amount of the Loan. Additions to the Loan reserve of $365,250 and $335,000 were included in other expense in the accompanying consolidated statements of operations for the nine months ended September 30, 2004 and 2003, respectively.

(4) CAPITAL TRANSACTIONS

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

In March 2004, theglobe.com completed a private offering of 333,816 units (the "Units") for a purchase price of $85 per Unit (the "PIPE Offering"). Each Unit consisted of 100 shares of the Company's Common Stock, $0.001 par value (the "Common Stock"), and warrants to acquire 50 shares of the Company's Common Stock (the "Warrants"). The Warrants are exercisable for a period of five years commencing 60 days after the initial closing at an initial exercise price of $0.001 per share. The aggregate number of shares of Common Stock issued in the PIPE Offering was 33,381,647 shares for an aggregate consideration of $28,374,400, or approximately $0.57 per share assuming the exercise of the 16,690,824 Warrants. As of September 30, 2004, approximately 11,440,000 of the Warrants remain outstanding.

The PIPE Offering was directed solely to investors who are sophisticated and accredited within the meaning of applicable securities laws, most of whom were not affiliates with the Company. The purpose of the PIPE Offering was to raise funds for use primarily in the Company's developing VoIP business, including the deployment of networks, website development, marketing and capital infrastructure expenditures and working capital. Proceeds may also be used in connection with theglobe's other existing or future business operations, including acquisitions.

Halpern Capital, Inc., acted as placement agent for the PIPE Offering, and was paid a commission of $1.2 million and issued a warrant to acquire 1,000,000 shares of Common Stock at $0.001 per share. As of September 30, 2004, approximately 459,000 of these warrants remain outstanding.

The securities offered in the PIPE Offering were not registered under the Securities Act of 1933 and may not be offered or resold in the United States absent registration or an applicable exemption from such registration requirements. Pursuant to the terms of the PIPE Offering, the Company filed a registration statement relating to the resale of the Securities on April 16, 2004 which became effective on May 11, 2004.

In connection with the PIPE Offering, Michael S. Egan, our Chairman, Chief Executive Officer and principal stockholder, together with certain of his affiliates, including E&C Capital Partners, converted the $2,000,000 Convertible Bridge Note, $1,750,000 of Secured Convertible Notes and all of the Company's outstanding shares of Series F Preferred Stock, and exercised (on a "cashless" basis) all of the warrants issued in connection with the foregoing $1,750,000 Secured Convertible Notes and Series F Preferred Stock, together with certain warrants issued to Dancing Bear Investments, an affiliate of Mr. Egan. As a result of such conversions and exercises, the Company issued an aggregate of 48,775,909 additional shares of Common Stock.

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

On May 6, 2004, the Company entered into an agreement with an Internet-based business which provides for the payment of commissions to the business based upon the number of new customer leads and revenue generated from such customers. The agreement also provides for the payment of certain cash and stock bonuses, including the issuance of up to a maximum of 3,000,000 shares of the Company's Common Stock, in the event that certain business objectives, mainly related to the acquisition of a significant number of new customer leads, are achieved by the business. The Company has not issued any shares of its Common Stock to-date and has accrued an aggregate of approximately $104,000 on its balance sheet as of September 30, 2004 in connection with the bonus consideration.

As discussed in Note 2, on September 1, 2004, the Company closed upon an agreement and plan of merger dated August 31, 2004 pursuant to which the Company acquired all of the issued and outstanding shares of capital stock of SendTec. Pursuant to the terms of the Merger, in consideration for the acquisition of SendTec, theglobe paid (or will pay) consideration consisting of: (i) $6,000,000 in cash, excluding transaction costs, (ii) the issuance of an aggregate of 17,500,000 shares of theglobe's common stock, (iii) the issuance of an aggregate of 175,000 shares of Series H Automatically Converting Preferred Stock (which as more fully described below, is convertible into 17,500,000 shares of theglobe's common stock), and (iv) a subordinated promissory note in the amount of $1 million. In addition, warrants to acquire shares of the Company's Common Stock would be issued to SendTec shareholders when and if SendTec exceeds forecasted operating income, as defined, of $10.125 million, for the year ending December 31, 2005 (the "Earn-out Consideration"). The number of earn-out warrants would range from an aggregate of 250,000 to 2,500,000 (if actual operating income exceeds the forecast by at least 10%). If and to the extent the warrants are earned, the exercise price of the performance warrants would be $0.27 per share and they will be exercisable for a period of 5 years. The Note bears interest at the rate of 4% per annum and matures in one lump sum of principal and interest on September 1, 2005.

As part of the Merger, 100,000 shares of Series H Preferred Stock (convertible into 10 million shares of common stock) (the "Escrow Shares") are being held in escrow for potential recovery by us in the event of a breach of the Merger Agreement by SendTec or its former shareholders. In general, the Escrow Shares, together with the sums due under the Note, are the sole source of recourse against the shareholders of SendTec in the event of breach of the Merger Agreement and theglobe would not have recourse against the cash portion or other shares of common stock or Series H Preferred Stock distributed to the SendTec shareholders as part of the Merger Consideration. Assuming no claims are then pending, the Escrow Shares will be distributed to SendTec shareholders after expiration of one year from the date of closing.

Except as provided by law, the Series H Preferred Stock will vote with the holders of common stock on all matters on an "as-converted" basis, other than the Certificate of Amendment described below as to which it will not vote. The Series H Preferred Stock will automatically convert into shares of theglobe's common stock on a 1 for 100 basis at such time as theglobe files an amendment to its certificate of incorporation with the Delaware Secretary of State's Office to increase its authorized shares of common stock from 200,000,000 to at least 300,000,000. theglobe intends to seek shareholder authorization for an amendment which will increase its authorized shares of Common Stock to 500,000,000 at its annual meeting of stockholders scheduled to be held November 30, 2004 (the "Certificate of Amendment"). Five of the former shareholders of SendTec (whom collectively received approximately 82% of the shares of common stock issued in the Merger), together with theglobe's Chairman, Michael Egan (together with certain affiliates which he controls), have agreed to vote (or have granted proxies to so vote) their shares of Common Stock in favor of the Certificate of Amendment. After giving effect to the proxies from such former SendTec shareholders, Mr. Egan controls the vote over approximately 69.25 million, or 44.5%, of theglobe's 156 million issued and outstanding shares of common stock. The Certificate of Amendment will be approved if the holders of a majority of the outstanding shares of common stock vote in its favor.

In the event that the Certificate of Amendment is not approved for any reason at the annual meeting then on the 10th day following the failure to approve the Certificate of Amendment, the remaining shares of Series H Preferred Stock will automatically convert into whatever number of shares of Common Stock which theglobe then has remaining available for issuance (after giving affect to approximately 33.7 million shares reserved for issuance under previously outstanding options and warrants), less up to 3 million additional shares as may be designated by theglobe. After giving effect to the reservation of shares underlying outstanding options and warrants to acquire shares of theglobe's common stock (including options issued in connection with the Merger) and the shares of common stock issued in the Merger, theglobe presently has issued and outstanding (or reserved for issuance) approximately 197 million shares of common stock, leaving a maximum of approximately 3 million shares (assuming no further shares of common stock are issued prior to such date) which could be further issued upon conversion of the Series H Preferred Stock absent the increase in common stock contemplated by the Certificate of Amendment or other arrangements satisfactory to the holders of any options or warrants to acquire shares. With regard to any shares of Series H Preferred Stock which theglobe does not automatically convert into shares of common stock, the holders of the Series H Preferred Stock may thereafter convert such remaining Series H Preferred Stock into a subordinated promissory note (a "Conversion Note") from theglobe. If issued, the Conversion Note will be due in one lump sum on the later of the first anniversary of its issuance or December 31, 2005 and will bear interest at the rate of 4% per annum. The principal amount of the Conversion Note would be equal to the product of (A) the number of shares of theglobe's common stock that would have been issued upon conversion of the shares of the Series H Preferred Stock that were not converted into common stock and (B) the lesser of (i) the Fair Market Value, as defined, of theglobe's common stock in the 20 trading days immediately prior to the conversion date and
(ii) $0.83. If none of the remaining shares of Series H Preferred Stock were converted into common stock, the maximum principal amount of the Conversion Note (based upon the maximum conversion rate of $0.83 per share) would be approximately $14.5 million.

The Company agreed to file a registration statement relating to the resale of the shares of common stock issued in the Merger and the shares of common stock underlying the Series H Preferred Stock on or before January 29, 2005 and to cause the effectiveness of such registration on or before September 1, 2005. The Company also agreed to keep the registration statement effective until at least the third anniversary of the Closing. Pursuant to the terms of the Merger, in general, the common stock and Series H Preferred Stock (and the underlying shares of common stock) issued in the Merger may not be sold or otherwise transferred for a period of one (1) year without the prior written consent of the Company.

theglobe also issued an aggregate of approximately 4.0 million replacement options to acquire shares of theglobe's common stock for each of the issued and outstanding options to acquire shares of SendTec held by the former employees of SendTec. Of these replacement options, approximately 3.27 million have exercise prices of $0.06 per share and approximately 700 thousand have exercise prices of $0.27 per share. The terms of these replacement options were as negotiated between representatives of theglobe and the Stock Option Committee for SendTec 2000 Amended and Restated Stock Option Plan. theglobe also agreed to grant an aggregate of 250,000 options to other employees of SendTec and a consultant of SendTec at an exercise price of $0.34 per share. Twenty-five percent of these options vested immediately and the balance will vest in 3 equal annual installments assuming the continued employment of the option holders. In addition, theglobe also established a bonus option pool pursuant to which various employees of SendTec could earn options to acquire an aggregate of 1,000,000 shares of theglobe's Common Stock at an exercise price of $0.27 per share on terms substantially similar to the circumstances in which the Earn-out Consideration may be earned.

In connection with the Merger, the SendTec executives (whom collectively received approximately 82% of the shares of common stock and Preferred Stock issued in the Merger), theglobe and Messrs. Michael Egan and Edward Cespedes, our Chairman and Chief Executive Officer and President, respectively (individually and on behalf of certain affiliated entities) entered into a Stockholders' Agreement. Pursuant to the terms of the Stockholders' Agreement, the SendTec executives granted an irrevocable proxy to vote their shares to E&C Capital Partners LLLP, an affiliate of Mr. Egan on all matters (including the election of directors) other than with respect to certain potential affiliated transactions involving Messr. Egan or Cespedes. After giving effect to the grant of the proxy (and excluding outstanding options and warrants held by Mr. Egan), Mr. Egan has voting power over approximately 69.25 million shares of theglobe representing approximately 44.5% of the issued and outstanding voting securities of the Company entitled to vote on the Certificate of Amendment. The SendTec executives were also granted certain pre-emptive rights involving potential new issuances of securities by theglobe, together with a co-sale right to participate in certain qualifying sales of stock by Messrs. Egan, Cespedes and their affiliates. Messrs. Egan, Cespedes and their affiliates were granted a right of first refusal on certain sales (generally, in excess of 10 million shares) by the SendTec executives, together with the right to "drag-along" the SendTec executives with regard to certain major sales of their stock or a sale or merger of theglobe.

(5) STOCK OPTION PLANS

The Company's Board of Directors adopted a new benefit plan entitled the 2004 Stock Incentive Plan (the "2004 Plan") on August 31, 2004. An aggregate of 7.5 million shares of the Company's Common Stock may be issued pursuant to the 2004 Plan. Employees, consultants, and prospective employees and consultants of theglobe and its affiliates and non-employee directors of theglobe are eligible for grants of non-qualified stock options, stock appreciation rights, restricted stock awards, performance awards and other stock-based awards under the 2004 Plan.

The Company has outstanding at September 30, 2004, approximately 2,000 unvested options which are subject to variable accounting in accordance with FIN No. 44 as a result of a re-pricing transaction in 2000. No compensation expense was recorded in connection with the re-priced stock options during the nine months ended September 30, 2004. Approximately $42,000 of compensation expense was recorded in connection with the re-priced stock options during the nine months ended September 30, 2003. Depending upon movements in the market value of the Company's common stock, this accounting treatment may result in additional non-cash compensation charges in future periods.

As discussed in Note 2, "Acquisition of SendTec," pursuant to the agreement and plan of merger the Company issued an aggregate of 3,974,160 replacement options to acquire shares of theglobe's Common Stock for each of the issued and outstanding options to acquire shares of SendTec common stock held by employees of SendTec. Of these replacement options, 3,273,663 have exercise prices of $0.06 and 700,497 have exercise prices of $0.27 per share. The Company also agreed to grant an aggregate of 225,000 options to employees of SendTec and 25,000 options to a consultant of SendTec at an exercise price of $0.34 per share under similar terms as other stock option grants of theglobe. The Company also intends to establish a bonus option pool pursuant to which various employees of SendTec could earn options to acquire an aggregate of 1,000,000 shares of theglobe's Common Stock at an exercise price of $0.27 per share if SendTec exceeds forecasted operating income, as defined, of $10.125 million, for the year ending December 31, 2005. Due to the contingent nature of the 1,000,000 bonus pool stock options, no amounts have been recognized in the accompanying condensed consolidated financial statements.

Excluding the aforementioned stock options issued in connection with the acquisition of SendTec, a total of 1,745,000 stock options were granted during the nine months ended September 30, 2004, including grants of 365,000 stock options to non-employees. Compensation expense of approximately $399,000 was recognized during the nine months ended September 30, 2004 with respect to non-employee stock options, including those issued in connection with the SendTec acquisition. Approximately $220,000 of compensation expense related to employee option grants with below-market exercise prices was recorded during the nine months ended September 30, 2004, including those issued in connection with the SendTec acquisition. In addition, approximately $17,000 of stock compensation expense was recorded during the first nine months of 2004 as a result of the accelerated vesting of stock options issued to a terminated employee. A total of 639,000 stock options were exercised and a total of 1,049,220 stock options were cancelled during the nine months ended September 30, 2004. During the first nine months of 2003, 3,417,450 of stock options were issued, 202,500 stock options were exercised and 1,500 stock options were cancelled.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004: no dividend yield; an expected life of three to five years; 160% expected volatility and 3.00% risk free interest rate.

In accordance with SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based awards granted to employees. The following table presents the Company's pro forma net loss for the three and nine months ended September 30, 2004, had the Company determined compensation cost based on the fair value at the grant date for all of its employee stock options issued under SFAS No. 123:


                                                   Three Months         Nine Months
                                                   -------------       -------------
    Period ended September 30, 2004, Net loss:
       As reported ...........................     $  (5,869,656)      $ (15,887,315)
       Pro forma .............................        (6,118,000)        (16,950,000)

    Basic and diluted loss per common share:
       As reported ..........................      $       (0.04)      $       (0.14)
       Pro forma ............................              (0.04)              (0.15)

    Period ended September 30, 2003, Net loss:
       As reported ..........................      $  (2,517,614)      $  (5,956,732)
       Pro forma ............................         (2,650,000)         (7,137,000)

    Basic and diluted loss per common share:
       As reported ..........................      $       (0.23)      $       (0.40)
       Pro forma ............................              (0.23)              (0.43)

(6) LITIGATION

On and after August 3, 2001 and as of the date of this filing, the Company is aware that six putative shareholder class action lawsuits were filed against the Company, certain of its current and former officers and directors, and several investment banks that were the underwriters of the Company's initial public offering. The lawsuits were filed in the United States District Court for the Southern District of New York. The lawsuits purport to be class actions filed on behalf of purchasers of the stock of the Company during the period from November 12, 1998 through December 6, 2000. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company's initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the Prospectus for the Company's initial public offering was false and misleading and in violation of the securities laws because it did not disclose these arrangements. On December 5, 2001, an amended complaint was filed in one of the actions, alleging the same conduct described above in connection with the Company's November 23, 1998 initial public offering and its May 19, 1999 secondary offering. A Consolidated Amended Complaint, which is now the operative complaint, was filed in the Southern District of New York on April 19, 2002. The action seeks damages in an unspecified amount. On February 19, 2003, a motion to dismiss all claims against the Company was denied by the Court. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Plaintiffs have not yet moved to certify a class in theglobe.com case. The Company has approved a settlement agreement and related agreement which set forth the terms of a settlement between the Company, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of the Company and the individual defendants for the conduct alleged in the action to be wrongful. The Company would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. It is anticipated that any potential financial obligation of the Company to its plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. Therefore, the Company does not expect that the settlement will involve any payment by the Company. The settlement agreement has been submitted to the Court for approval. Approval by the Court cannot be assured. We cannot opine as to whether or when a settlement will occur or be finalized. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. Any unfavorable outcome of this litigation could have a material adverse impact on our business, financial condition and results of operations.

On July 3, 2003, an action was commenced against one of the Company's subsidiaries, Direct Partner Telecom, Inc. ("DPT"). Global Communications Consulting Corp. v. Michelle Nelson, Jason White, VLAN, Inc., Geoffrey Amend, James Magruder, Direct Partner Telecom, Inc., et al. was filed in the Superior Court of New Jersey, Monmouth County, and removed to the United States District Court for the District of New Jersey on September 16, 2003. Plaintiff is the former employer of Michelle Nelson, an employee of theglobe and a former consultant of DPT. Plaintiff alleges that while Nelson was its employee, she provided plaintiff's confidential and proprietary trade secret information, to among others, DPT and certain employees, and diverted corporate opportunities from plaintiff to DPT and the other named defendants. Plaintiff asserts claims against Nelson including breach of fiduciary duty, breach of the duty of loyalty and tortious interference with contract. Plaintiff also asserts claims against Nelson and DPT, among others, for contractual interference, tortious interference with prospective economic advantage and misappropriation of proprietary information and trade secrets. Plaintiff seeks injunctive relief and damages in an unspecified amount, including punitive damages. The Answer to the Complaint, with counterclaims, was served on October 20, 2003, denying plaintiff's allegations of improper and unlawful conduct in their entirety. The parties reached an amicable resolution of this matter, including a mutual release of all claims, which was filed with the Court in April 2004.

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

(7) SEGMENTS AND GEOGRAPHIC INFORMATION

The Company applies the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for operating segments of a company. SFAS No. 131 requires disclosures of selected segment-related financial information about products, major customers and geographic areas. Effective with the September 1, 2004 acquisition of SendTec, the Company is now organized into three operating segments for purposes of making operating decisions and assessing performance: the computer games division, the marketing services division and the VoIP telephony services division. The computer games division consists of the operations of the Company's Computer Games print magazine and the associated website Computer Games Online (www.cgonline.com) and the operations of Chips & Bits, Inc., its games distribution business. The marketing services division consists of the operations of the Company's newly acquired subsidiary, SendTec. The VoIP telephony services division is principally involved in the sale of telecommunications services over the internet to consumers.

The chief operating decision maker evaluates performance, makes operating decisions and allocates resources based on financial data of each segment. Where appropriate, the Company charges specific costs to each segment where they can be identified. Certain items are maintained at the Company's corporate headquarters ("Corporate") and are not presently allocated to the segments. Corporate expenses primarily include personnel costs related to executives and certain support staff and professional fees. Corporate assets principally consist of cash and cash equivalents. SendTec provides various marketing services to the Company's VoIP telephony services division. Prior to the acquisition of SendTec on September 1, 2004, there were no intersegment sales. The accounting policies of the segments are the same as those for the Company as a whole.

The following table presents financial information regarding the Company's different segments:

                                               THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                 SEPTEMBER 30,                        SEPTEMBER 30,
                                         -----------------------------       -----------------------------
                                             2004              2003              2004              2003
                                         -----------       -----------       -----------       -----------
NET REVENUE:
Computer games ....................      $   779,073      $  1,166,968      $  2,253,947      $  3,314,156
Marketing services.................        3,369,709                --         3,369,709                --
VoIP telephony services ...........           98,654           280,816           306,007           477,720
Intersegment eliminations..........         (171,760)               --          (171,760)               --
                                         -----------       -----------       -----------       -----------
                                         $ 4,075,676      $  1,447,784      $  5,757,903      $  3,791,876
                                         ===========       ===========       ===========       ===========

INCOME (LOSS) FROM OPERATIONS:
Computer games ....................      $   (64,714)     $    100,407     $    (376,725)      $    (2,229)
Marketing services.................          219,390                --           219,390                --
VoIP telephony services ...........       (5,501,761)       (1,167,425)      (12,268,015)       (1,552,838)
Corporate expenses.................         (776,415)       (1,261,517)       (2,778,857)       (2,510,978)
                                         -----------       -----------       -----------       -----------
   Loss from operations                   (6,123,500)       (2,328,535)      (15,204,207)       (4,066,045)
   Other income (expense), net               253,844          (189,079)         (683,108)       (1,890,687)
                                         -----------       -----------       -----------       -----------
   Consolidated loss before income
     tax benefit                         $(5,869,656)     $ (2,517,614)     $(15,887,315)      $(5,956,732)
                                         ===========       ===========       ===========       ===========

DEPRECIATION AND AMORTIZATION:
Computer games ....................      $     1,358      $     10,828      $      6,146      $     55,037
Marketing services.................           77,087                --            77,087                --
VoIP telephony services ...........          397,062            72,412           913,461            85,930
Corporate expenses.................            9,074             3,396            22,580             4,637
                                         -----------       -----------       -----------       -----------
                                         $   484,581      $     86,636      $  1,019,274      $    145,604
                                         ===========       ===========       ===========       ===========

                                                SEPTEMBER 30,     DECEMBER 31,
                                                     2004              2003
                                                 -----------       -----------
        IDENTIFIABLE ASSETS:
        Computer games ....................      $ 1,896,575      $  1,957,714
        Marketing services.................       21,933,110                --
        VoIP telephony services ...........        6,395,994         4,251,082
        Corporate assets...................        8,774,446           963,282
                                                 -----------       -----------
                                                 $39,000,125      $  7,172,078
                                                 ===========       ===========


(8) COMMITMENTS

As of September 30, 2004, the Company had approximately $20,000 in outstanding standby letters of credit used to support the agreement with one of our telecommunications carriers.

The Company has entered into a contract with a supplier for telephony handsets related to our VoIP services. The Company has committed to purchase approximately $3.0 million in additional equipment from this supplier during 2004. Based upon current inventory levels and the Company's sales projections, management does not presently intend to purchase additional quantities of these handsets during 2004 and the foreseeable future. Because any loss associated with the Company's commitment to purchase additional equipment from the telephony handset supplier cannot at this time be reasonably estimated, no charges related to this excess commitment have been recorded through September 30, 2004. Due to the large amount of the remaining contractual commitment, significant charges related to the resolution of this excess purchase commitment may be required in future periods.

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

                          OVERVIEW OR PLAN OF OPERATION

As of September 30, 2004, we managed three primary lines of business. One line consists of our historical network of three wholly owned businesses, each of which specializes in the games business by delivering games information and selling games in the United States and abroad. These businesses are: our print publication Computer Games Magazine; our Computer Games Online website (www.cgonline.com), which is the online counterpart to Computer Games Magazine; and our Chips & Bits, Inc. (www.chipsbits.com) computer games distribution company. The Company continues to actively explore a number of strategic alternatives for its online and offline computer games businesses, including continuing to operate the businesses, acquisition or development of complementary products, and/or selling some or all of the computer games businesses.

The second line of business, Voice over Internet Protocol ("VoIP") telephony services, includes voiceglo Holdings, Inc., a wholly-owned subsidiary of theglobe.com that offers VoIP web-based, home and business phone service. The term "VoIP" refers to a category of hardware and software that enables people to use the Internet to make phone calls. We entered the VoIP business by acquiring certain software assets in November 2002 from an entrepreneur who is now employed by us. Today those assets serve as the foundation of the products we offer and market under the brand names "voiceglo" and "GloPhone". The VoIP telephony services division also includes Direct Partner Telecom, Inc. ("DPT"), an international licensed telecommunications carrier which was engaged in the purchase and resale of telecommunications services over the Internet. DPT was acquired on May 28, 2003. In the first quarter of 2004, we decided to suspend DPT's wholesale business and dedicate the DPT physical and intellectual assets to our retail VoIP business.

We entered a third line of business, marketing services, on September 1, 2004, with our acquisition of SendTec, Inc. ("SendTec"). SendTec is a direct response marketing services and technology company. SendTec began performing marketing and advertising services for our VoIP telephony services division in July 2004. In addition to providing ongoing services to its outside customers, SendTec is expected to continue to provide services to our VoIP telephony services division in the future.

At the current time, our revenues are derived principally from the newly acquired operations of SendTec, as well as from the operations of our games related properties. Our VoIP products and services have yet to produce any significant revenue.

                           OUR COMPUTER GAMES BUSINESS

Computer Games Magazine is a consumer print magazine for gamers. As a leading consumer print publication for games, Computer Games magazine boasts: a reputation for being a reliable, trusted and engaging games magazine; more editorial, tips and hints than most other similar magazines; a knowledgeable editorial staff providing increased editorial integrity and content; and broad-based editorial coverage, appealing to a wide audience of gamers. In Spring 2004, a new magazine, NowPlaying began to be delivered within Computer Games magazine. NowPlaying covers movies, DVDs, television, music, games, comics and anime, and is designed to fulfill the wider pop culture interests of our current readers and to attract a more diverse group of advertisers: autos; television; telecommunications and film to name a few.

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

Chips & Bits (www.chipsbits.com) is a games distribution business that attracts customers in the United States and abroad. Chips & Bits covers all the major game platforms available, including Macintosh, Window-based PCs, Sony PlayStation, Sony PlayStation2, Microsoft's Xbox, Nintendo 64, Nintendo's GameCube, Nintendo's Game Boy and Sega Dreamcast, among others.

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

The Company now offers two primary types of VoIP services, on a retail basis, to individual consumers and small businesses:

o Browser-Based - a full functioning telephone that resides on the computer desktop and also includes a web-based solution. The only system requirements are a browser and an Internet connection. The Company is seeking a patent to protect its position. The browser-based product is marketed under the name "GloPhone", works on broadband, dial-up and wi-fi Internet connections and can optionally be used with peripheral equipment, such as a USB phone.

o Hardware Based - a traditional phone line replacement service. Requires a voiceglo adapter, a regular phone and an Internet connection or can optionally be used with a USB phone directly over a user's computer, if desired. The service works on broadband, dial-up and wi-fi Internet connections.

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

                         OUR MARKETING SERVICES BUSINESS

SendTec provides advertisers a complete offering of direct marketing services to help them market their products and services both on the Internet ("online") and through traditional media channels such as television, radio and print advertising ("offline"). SendTec derives revenue from three divisions: DirectNet Advertising, which provides digital marketing services; Creative South, which provides creative, production and media buying services; and iFactz, which provides software solutions for tracking online and offline results-based advertising and marketing.

    o DirectNet Advertising ("DNA") - DNA delivers results based interactive marketing programs for advertisers through a network of online distribution partners including websites, search engines and email publishers. SendTec's proprietary software technology is used to track, optimize and report results of marketing campaigns to advertising clients and distribution partners. Pricing options for DNA's services include cost-per-action ("CPA"), cost-per-click ("CPC") and cost-per-thousand impressions ("CPM"), with most payments resulting from CPA agreements.

    o Creative South - Creative South provides online and offline agency marketing services including creative development, campaign management, creative production, post production, media planning and media buying services. Most services provided by Creative South are priced on a fee-per-project basis, where the client pays an agreed upon fixed fee for a designated scope of work. Creative South also receives monthly retainer fees from clients from service to such clients as their Agency of Record.

    o iFactz - iFactz is SendTec's Application Service Provider ("ASP") technology that tracks and reports on a real time basis the online responses generated from offline direct response advertising, such as television, radio, print advertising and direct mail. iFactz' Intelligent Sourcing (TM) is a patent-pending media technology that informs the user where online customers come from, and what corresponding activity they produced on the user's website. The iFactz patent application was filed in November 2001 and the Company expects the application to be reviewed in the first quarter of 2005. iFactz is licensed to clients based on a monthly fixed license fee, with license terms ranging from three months to one year.

                              RESULTS OF OPERATIONS

The nature of the businesses being conducted by us has significantly changed from September 30, 2003 compared to September 30, 2004. As a result of our decision to enter into the VoIP business we have incurred substantial expenditures without corresponding revenue as we develop our VoIP product line and as we put into place the infrastructure for our VoIP products. In addition, we recently entered into a new business line, marketing services, as a result of our acquisition of SendTec. SendTec's results are included in the Company's consolidated operating results from its date of acquisition, September 1, 2004. Consequently, and primarily as a result of these factors, the results of operations for the three and nine months ended September 30, 2004 are not necessarily comparable to the three and nine months ended September 30, 2003.

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

NET REVENUE. Net revenue totaled $4.1 million for the third quarter of 2004 as compared to $1.4 million in the same quarter of the prior year. The increase of approximately $2.7 million in total net revenue was primarily attributable to revenue generated from date of acquisition by SendTec.


     NET REVENUE BY BUSINESS SEGMENT:

                                                         2004              2003
                                                     -----------       -----------
            Computer games ....................      $   779,073      $  1,166,968
            Marketing services.................        3,369,709                --
            VoIP telephony services ...........           98,654           280,816
            Intersegment eliminations..........         (171,760)               --
                                                     -----------       -----------
                                                     $ 4,075,676      $  1,447,784
                                                     ===========       ===========

Net revenue of the computer games segment totaled $0.8 million for the third quarter of 2004, a $0.4 million decrease compared to the $1.2 million reported for the same quarter of 2003. Sales of video games and related products through Chips & Bits, Inc. decreased $0.2 million in the 2004 third quarter as compared to the same quarter of 2003. Advertising revenue from the sale of print advertisements in our games magazine and revenue from newsstand and subscription sales of our games magazine both declined by approximately $0.1 million in the 2004 third quarter as compared to the third quarter of the prior year. As discussed in Note 1(i) of the Notes to Unaudited Condensed Consolidated Financial Statements, we use outside agents to obtain new subscribers for our Computer Games magazine, whereby the agents retain a percentage of the subscription proceeds as their commission. Previously these commissions had been classified as sales and marketing expense within the consolidated statements of operations. Effective June 2004, we changed our method of accounting for these agency fees, reporting them as a reduction of magazine sales subscription revenue. We believe this alternative accounting method is a more commonly used industry practice and is preferable under the circumstances. This reclassification had no impact on our net loss as previously reported. Net revenue as presented in the accompanying condensed consolidated statements of operations is shown net of approximately $260,000 and $270,000 of agency fees for the three months ended September 30, 2004 and 2003, respectively.

SendTec's DirectNet Advertising division, which provides online interactive marketing services for its clients, generated approximately $2.4 million of the $3.4 million of net revenue reported for the marketing services segment for the third quarter of 2004. Substantially all of the $1.0 million remaining revenue was generated by Creative South. SendTec also provided marketing services to our VoIP telephony services business segment which resulted in the recording of approximately $0.2 million of intersegment marketing services revenue during the third quarter of 2004.

Net revenue from telephony services totaled $0.1 million for the three months ended September 30, 2004 as compared to $0.3 million for the same period of the prior year. As part of our strategy to enter the VoIP business, on May 28, 2003, the Company acquired DPT, an international licensed telecommunications carrier engaged in the purchase and resale of telecommunications services over the Internet. Telephony services net revenue reported for the third quarter of 2003 was primarily attributable to DPT's operations and consisted of charges to customers for international call completion based on the volume of minutes utilized. As a result of management's decision during the first quarter of 2004 to suspend DPT's wholesale business and dedicate the DPT physical and intellectual assets to its retail VoIP business, net revenue derived from the wholesale business of DPT is not expected to represent a significant component of telephony services net revenue in the near term. Telephony services net revenue for the third quarter of 2004 consisted solely of revenue attributable to the sale of our voiceglo and GloPhone branded retail products.

OPERATING EXPENSES BY BUSINESS SEGMENT:

                                                                                     Depreciation
                                  Cost of     Sales and     Product     General  and      and
Three months                      Revenue     Marketing   Development  Administrative Amortization    Total
                                -----------  -----------  -----------  -------------  -----------  -----------
2004
Computer games ................ $   492,934  $    81,059  $   107,736  $     160,700  $     1,358  $   843,787
Marketing services.............   2,554,780      189,466           --        328,986       77,087    3,150,319
VoIP telephony services .......   2,081,022    1,972,380      252,742        897,209      397,062    5,600,415
Corporate expenses.............          --           --           --        767,341        9,074      776,415
Intersegment eliminations......          --     (171,760)          --             --           --     (171,760)
                                -----------  -----------  -----------  -------------  -----------  -----------
                                $ 5,128,736  $ 2,071,145  $   360,478  $   2,154,236  $   484,581  $10,199,176
                                ===========  ===========  ===========  =============  ===========  ===========

2003
Computer games ................ $   745,970  $   128,941  $   133,773  $      47,049  $    10,828  $ 1,066,561
Marketing services.............          --           --           --             --           --           --
VoIP telephony services .......     614,673      364,488       66,809        329,859       72,412    1,448,241
Corporate expenses.............          --           --           --      1,258,121        3,396    1,261,517
                                -----------  -----------  -----------  -------------  -----------  -----------
                                $ 1,360,643  $   493,429 $    200,582  $   1,635,029  $    86,636  $ 3,776,319
                                ===========  ===========  ===========  =============  ===========  ===========

COST OF REVENUE. Cost of revenue totaled $5.1 million for the three months ended September 30, 2004, as compared to $1.4 million for the three months ended September 30, 2003. Approximately $2.6 million of the $3.7 million increase in consolidated cost of revenue resulted from the inclusion of marketing services cost of revenue incurred by SendTec from date of acquisition.

Cost of revenue related to our computer games business segment consists primarily of printing costs of our games magazine, Internet connection charges, personnel costs, maintenance costs of website equipment and the costs of merchandise sold and shipping fees in connection with our online store. Cost of revenue of our computer games segment totaled approximately $0.5 million in the third quarter of 2004, a decrease of approximately $0.3 million from the same quarter of the prior year due primarily to the revenue decreases discussed above.

Cost of revenue related to our marketing services business segment consists of fees paid to third party vendors for project related research, production and post-production services and products. Additionally, cost of revenue includes all third party vendor fees incurred to acquire advertising media, including the actual cost of the media.

Cost of revenue of our VoIP telephony services business segment for the third quarter of 2004 totaled $2.1 million and principally includes carrier transport and circuit interconnection costs related to our retail products marketed under the voiceglo and GloPhone brand names, as well as personnel and consulting costs incurred in the support of the Company's Internet telecommunications network. Additionally, during the third quarter of 2004, cost of revenue included charges of $0.6 million related to writedowns of telephony equipment inventory (See Note 1(h) of the Condensed Consolidated Financial Statements). Cost of revenue of $0.6 million reported for the VoIP telephony services business during the third quarter of 2003 consisted principally of costs related to the wholesale telephony services business marketed by DPT. Cost of revenue related to our VoIP telephony services business segment is expected to increase in the future as we further expand our data communications network and expand our telecommunications carrier relationships in order to support the Company's retail VoIP product line.

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and related expenses of sales and marketing personnel, commissions, advertising and marketing costs, public relations expenses, promotional activities and barter expenses. Sales and marketing expenses totaled $2.1 million in the third quarter of 2004 as compared to $0.5 million in the third quarter of 2003. The $1.6 million increase in consolidated sales and marketing expenses was primarily the result of the increase in this expense category incurred by our VoIP telephony services segment. Increases in Internet and television advertising and commissions expenses related to "free" GloPhone sign-ups, coupled with higher personnel costs were the principal factors contributing to the increase in sales and marketing expenses of the VoIP telephony services segment in the third quarter of 2004 as compared to the third quarter of 2003. In addition, approximately $0.2 million of sales and marketing expenses recognized by the VoIP telephony services segment during the third quarter of 2004 were provided by SendTec subsequent to its acquisition by the Company and represent the amount reported as "intersegment eliminations" above.

PRODUCT DEVELOPMENT. Product development expenses include salaries and related personnel costs; expenses incurred in connection with website development, testing and upgrades of our computer games website; editorial and content costs; and costs incurred in the development of our retail VoIP products. Product development expenses were $0.4 million in third quarter of 2004 as compared to $0.2 million in the same period of the prior year.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and related personnel costs for general corporate functions including finance, human resources and facilities, information-technology consulting, outside legal and professional fees, directors and officers insurance, bad debt expenses and general corporate overhead costs. General and administrative expenses were $2.2 million for the three months ended September 30, 2004, as compared to $1.6 million for the same quarter of 2003. General and administrative expenses directly attributable to our VoIP telephony services business segment rose $0.6 million as compared to the third quarter of 2003, primarily as a result of higher information-technology consulting and facilities costs. Corporate headquarters general and administrative expenses decreased $0.5 million as compared to the third quarter of the prior year primarily as a result of declines in professional fees, stock compensation expense and direct salaries. Approximately $0.3 million of the increase in total consolidated general and administrative expenses resulted from expenses incurred from date of acquisition by SendTec.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense totaled $0.5 million for the three months ended September 30, 2004. The increase from the same quarter of the prior year resulted principally from investments related to the development of our VoIP network and to a lesser extent to costs incurred in the development of our VoIP telephony customer billing system.

OTHER INCOME (EXPENSE), NET. Other income, net of $0.3 million was recorded in the third quarter of 2004. A favorable settlement of a previously disputed vendor claim of approximately $0.4 million related to the computer games business segment was partially offset by $0.1 million of additional reserves against amounts loaned by the Company to a development stage Internet related business venture (as more fully described in Note 3, "Other Assets," of the Notes to Unaudited Condensed Consolidated Financial Statements).

INCOME TAXES. No tax benefit was recorded for the three months ended September 30, 2004. Due to the uncertainty surrounding the timing or ultimate realization of the benefits of our net operating loss carryforwards in future periods, we have recorded a 100% valuation allowance against our otherwise recognizable deferred tax assets. At December 31, 2003, the Company had net operating loss carryforwards available for U.S. and foreign tax purposes of approximately $142 million. These carryforwards expire through 2023. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Due to the change in our ownership interests in August 1997 and May 1999, the Company's private offering in March 2004 (together with the exercise and conversion of various securities in connection with such private offering) and the issuance of common stock in connection with the acquisition of SendTec on September 1, 2004, as defined in the Internal Revenue Code of 1986, as amended, the Company may have substantially limited or eliminated the availability of its net operating loss carryforwards. There can be no assurance that the Company will be able to avail itself of any net operating loss carryforwards.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

NET REVENUE. Net revenue totaled $5.8 million for the first nine months of 2004 as compared to $3.8 million in the same period of the prior year. The $2.0 million increase in consolidated net revenue was principally the result of the $3.2 million in additional net revenue, net of intersegment eliminations, resulting from the operations of SendTec, which was acquired on September 1, 2004. Partially offsetting this additional revenue were declines of $1.1 million and $0.2 million in net revenue of our computer games and VoIP telephony services business segments, respectively.

     NET REVENUE BY BUSINESS SEGMENT:
                                                         2004              2003
                                                     -----------       -----------
           Computer games ....................      $  2,253,947      $  3,314,156
           Marketing services.................         3,369,709                --
           VoIP telephony services ...........           306,007           477,720
           Intersegment eliminations..........          (171,760)               --
                                                     -----------       -----------
                                                    $  5,757,903      $  3,791,876
                                                     ===========       ===========

Decreases of $0.5 million in sales of games products by Chips and Bits, Inc., $0.4 million in print advertisements in our games magazine and $0.2 million in sales of the games magazine, respectively, accounted for the decline in net revenue experienced by our computer games segment. As discussed in the comparison of the three months ended September 30, 2004 to the three months ended September 30, 2003, we changed the classification of agency fees paid to third parties as commissions for obtaining new subscribers to our Computer Games magazine. Previously these commissions had been classified as sales and marketing expense within the consolidated statements of operations. Effective June 2004, we changed our method of accounting for these commissions, reporting them as a reduction of magazine sales subscription revenue. We believe this alternative accounting method is a more commonly used industry practice and is preferable under the circumstances. This reclassification had no impact on our net loss as previously reported. Net revenue in the accompanying condensed consolidated statements of operations has been shown net of approximately $797,000 and $1,040,000 of agency fees for the nine months ended September 30, 2004 and 2003, respectively.

SendTec's DirectNet Advertising division, which provides online interactive marketing services for its clients, generated approximately $2.4 million of the $3.4 million of net revenue reported for the marketing services segment for the nine months ended September 30, 2004. Substantially all of the $1.0 million remaining revenue was generated by Creative South. SendTec also provided marketing services to our VoIP telephony services business segment which resulted in the recording of approximately $0.2 million of intersegment marketing services revenue during the current period.

Net revenue generated by our telephony services division totaled $0.3 million for the first nine months of 2004 as compared to $0.5 million in the same period of 2003. As discussed in the comparison of the three months ended September 30, 2004 to the three months ended September 30, 2003, telephony services net revenue for the first nine months of 2003 was primarily attributable to the operation of DPT's wholesale business. During the first quarter of 2004, management decided to suspend the wholesale business of DPT and dedicate DPT's physical and intellectual assets to the Company's retail VoIP business. Telephony services net revenue for the first nine months of 2004 consisted solely of revenue attributable to sale of our voiceglo and GloPhone branded retail products.

OPERATING EXPENSES BY BUSINESS SEGMENT:

                                                                                      Depreciation
                                  Cost of     Sales and     Product    General and        and
Nine months                       Revenue     Marketing    Development Administrative Amortization    Total
                                -----------  -----------  -----------  -------------  -----------  -----------
2004
Computer games ................ $ 1,598,833  $   252,214  $   341,645  $     431,834  $     6,146  $ 2,630,672
Marketing services.............   2,554,780      189,466           --        328,986       77,087    3,150,319
VoIP telephony services .......   4,468,549    4,523,456      385,017      2,283,539      913,461   12,574,022
Corporate expenses.............          --           --           --      2,756,277       22,580    2,778,857
Intersegment eliminations......          --     (171,760)          --             --           --     (171,760)
                                -----------  -----------  -----------  -------------  -----------  -----------
                                $ 8,622,162  $ 4,793,376  $   726,662  $   5,800,636  $ 1,019,274  $20,962,110
                                ===========  ===========  ===========  =============  ===========  ===========
2003
Computer games ................ $ 2,277,270  $   415,699  $   411,918  $     156,461  $    55,037  $ 3,316,385
Marketing services.............          --           --           --             --           --           --
VoIP telephony services .......     808,915      500,052      164,723        470,938       85,930    2,030,558
Corporate expenses.............          --           --           --      2,506,341        4,637    2,510,978
                                -----------  -----------  -----------  -------------  -----------  -----------
                                $ 3,086,185  $   915,751 $    576,641  $   3,133,740  $   145,604  $ 7,857,921
                                ===========  ===========  ===========  =============  ===========  ===========

COST OF REVENUE. Cost of revenue totaled $8.6 million for the nine months ended September 30, 2004, an increase of $5.5 million from the $3.1 million reported for the nine months ended September 30, 2003. An increase of $3.7 million in costs incurred by our VoIP telephony services business segment, as well as the inclusion of marketing services cost of revenue related to the operations of SendTec from date of acquisition totaling approximately $2.6 million, represented the most significant factors contributing to the period to period increase.

As stated in the comparison of the three months ended September 30, 2004 to the three months ended September 30, 2003, cost of revenue related to our marketing services business segment consists of fees paid to third party vendors for project related research, production and post-production services and products and advertising media, including the actual cost of the media. Cost of revenue related to our VoIP telephony services business segment principally includes carrier transport and circuit interconnection costs, as well as personnel and consulting costs incurred in support of our Internet telecommunications network. Cost of revenue related to our computer games business segment consists primarily of printing costs of our games magazine, Internet connection charges, personnel costs, maintenance costs of website equipment and the costs of merchandise sold and shipping fees in connection with our online store.

During the nine months ended September 30, 2004, cost of revenue of our VoIP telephony services business segment totaled $4.5 million and represented costs related to our retail telephony services business marketed under the voiceglo and GloPhone brand names, while the $0.8 million in costs reported for the same period of the prior year principally represented costs related to our wholesale telephony services business, which was suspended at the beginning of 2004. During the nine months ended September 30, 2004, cost of revenue included charges of $0.6 million related to the writedown of excess telephony equipment inventory (See Note 1(h) of the Condensed Consolidated Financial Statements). Cost of revenue related to our VoIP telephony services business segment is expected to increase in the future as we further expand our data communications network and expand our telecommunication carrier relationships in order to support the Company's retail VoIP product line.

SALES AND MARKETING. Sales and marketing expenses totaled $4.8 million for the first nine months of 2004 versus $0.9 million for the first nine months of 2003. An increase of $4.0 million in sales and marketing expenses of the VoIP telephony services division as compared to the first nine months of 2003 primarily resulted from increases in Internet and television advertising and commissions expenses related to "free" GloPhone sign-ups, coupled with higher personnel costs. The $0.2 million decline in sales and marketing expenses of the computer games business segment as compared to the first nine months of 2003 was offset by the $0.2 million of sales and marketing expenses incurred by SendTec subsequent to its acquisition by the Company on September 1, 2004. Approximately $0.2 million of intersegment sales and marketing expenses were recognized by the VoIP telephony services segment during the first nine months of 2004. These expenses relate to services which were provided by SendTec subsequent to its acquisition by the Company and have been eliminated in consolidation.

PRODUCT DEVELOPMENT. Product development expenses totaled $0.7 million for the first nine months of 2004 as compared to $0.6 million for the first nine months of 2003. Product development expenses of the VoIP telephony services segment for the nine months ended September 30, 2004 increased $0.2 million from the same period of the prior year.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses of $5.8 million for the first nine months of 2004 increased $2.7 million from the $3.1 million reported for the same period of 2003. Increases in personnel expenses and other general and administrative expenses directly attributable to our VoIP telephony services division were principally responsible for the increase in this expense category as compared to the first nine months of 2003. Other expense categories which increased as compared to 2003 largely as a result of the Company's entrance into the VoIP business included legal fees, information-technology consulting, other professional fees and facilities costs.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense totaled $1.0 million for the nine months ended September 30, 2004. The $0.9 million increase from the same period of the prior year resulted principally from investments related to the development of our VoIP network and to a lesser extent to costs incurred in the development of our VoIP telephony customer billing system.

OTHER INCOME (EXPENSE), NET. On February 2, 2004, our Chairman and Chief Executive Officer and his spouse, entered into a Note Purchase Agreement with the Company pursuant to which they acquired a demand convertible promissory note (the "Bridge Note") in the aggregate principal amount of $2,000,000. Non-cash interest expense of $0.7 million was recorded in the first quarter of 2004 related to the beneficial conversion feature of the Bridge Note as the Bridge Note was convertible into our Common Stock at a price below the fair market value (for accounting purposes) of our Common Stock, based on the closing price of our Common Stock as reflected on the OTCBB on the issuance date of the Note. Non-cash interest expense of approximately $1.6 million was recorded during the first nine months of 2003 related to the beneficial conversion features of the $1,750,000 Secured Convertible Notes and warrant issued on May 22, 2003.

INCOME TAXES. As was the case in the third quarter of 2004, no tax benefit was recorded for the first nine months of 2004 as we recorded a 100% valuation allowance against our otherwise recognizable deferred tax assets due to the uncertainty surrounding the timing or ultimate realization of the benefits of our net operating loss carryforwards in future periods.

                         LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ITEMS. As of September 30, 2004, we had approximately $10.2 million in cash and cash equivalents as compared to $1.1 million as of December 31, 2003. Net cash used in operating activities was $15.0 million and $4.2 million, for the nine months ended September 30, 2004 and 2003, respectively. The period-to-period increase in net cash used in operating activities resulted primarily from the increase in our net operating losses as we seek to expand our VoIP business.

Net cash of $4.8 million was used in investing activities during the first nine months of 2004. As more fully described in the following "Capital Transactions" section of this Management's Discussion and Analysis or Plan of Operation and
Note 2, "Acquisition of SendTec," in the accompanying condensed consolidated financial statements, in connection with its acquisition of SendTec on September 1, 2004, the Company paid cash consideration of approximately $6.0 million, excluding transaction costs. As of the date of acquisition, SendTec held approximately $3.6 million of cash. Thus, the Company used a net amount of approximately $2.4 million of cash to acquire SendTec. Additionally, the Company incurred costs totaling $2.3 million and $0.8 million for capital expenditures related primarily to the development of its VoIP telephony network and to a lesser extent to the development of its VoIP telephony customer billing system during the nine months ended September 30, 2004 and September 30, 2003, respectively. We also loaned approximately $0.3 million to a development stage Internet related business venture during each of the first nine month periods of 2004 and 2003, respectively (see Note 3, "Other Assets" in the accompanying condensed consolidated financial statements). Additionally, during the third quarter of 2003, the Company invested a net of $4.5 million in marketable securities related to proceeds received in connection with the issuance of its Series G Preferred Stock in July 2003.

Net cash provided by financing activities was $28.9 million for the first nine months of 2004. As discussed below and in the Notes to the Unaudited Condensed Consolidated Financial Statements, the Company completed a private offering of its Common Stock and warrants to acquire its Common Stock in March 2004 resulting in the issuance of 33,381,647 shares of Common Stock, and warrants to acquire 16,690,824 shares of its Common Stock, for gross proceeds of approximately $28.4 million. Offering costs included $1.2 million in cash commissions paid to the placement agent and approximately $0.2 million in legal and accounting fees. In addition, on February 2, 2004, the Company issued a $2,000,000 Bridge Note which was subsequently converted into our Common Stock in connection with the March 2004 private offering. Proceeds of approximately $0.2 million were received from the exercise of stock options and warrants during the first nine months of 2004. Cash provided by financing activities during the nine months ended September 30, 2003, included proceeds of $8.6 million, net of offering costs, from the issuance of Series G Preferred Stock and the associated warrants in July 2003 and proceeds from the issuance of $0.5 million in Series F Convertible Preferred Stock and $1.75 million of Secured Convertible Notes during the first half of 2003.

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

In March 2004, theglobe.com completed a private offering of 333,816 units (the "Units") for a purchase price of $85 per Unit (the "PIPE Offering"). Each Unit consisted of 100 shares of the Company's Common Stock, $0.001 par value (the "Common Stock"), and warrants to acquire 50 shares of the Company's Common Stock (the "Warrants"). The Warrants are exercisable for a period of five years commencing 60 days after the initial closing at an initial exercise price of $0.001 per share. The aggregate number of shares of Common Stock issued in the PIPE Offering was 33,381,647 shares for an aggregate consideration of $28.4 million, or approximately $0.57 per share assuming the exercise of the 16,690,824 Warrants. As of September 30, 2004, approximately 11,440,000 of the Warrants remain outstanding.

The purpose of the PIPE Offering was to raise funds for use primarily in the Company's developing voiceglo business, including the deployment of networks, website development, marketing and capital infrastructure expenditures and working capital. Proceeds may also be used in connection with our other existing or future business operations, including acquisitions.

Halpern Capital, Inc., acted as placement agent for the PIPE Offering, and was paid a commission of $1.2 million and issued a warrant to acquire 1,000,000 shares of Common Stock at $0.001 per share. As of September 30, 2004, approximately 459,000 of these warrants remain outstanding.

The securities offered in the PIPE Offering were not registered under the Securities Act of 1933 and may not be offered or resold in the United States absent registration or an applicable exemption from such registration requirements. Pursuant to the terms of the PIPE Offering, the Company filed a registration statement relating to the resale of the Securities on April 16, 2004 which became effective on May 11, 2004. Most of our investors from prior capital raises also elected to register their shares for resale pursuant to that registration statement.

In connection with the PIPE Offering, Michael S. Egan, our Chairman, Chief Executive Officer and principal stockholder, together with certain of his affiliates, including E&C Capital Partners, converted the $2,000,000 Convertible Bridge Note, $1,750,000 of Secured Convertible Notes and all of the Company's outstanding shares of Series F Preferred Stock, and exercised (on a "cashless" basis) all of the warrants issued in connection with the foregoing $1,750,000 Secured Convertible Notes and Series F Preferred Stock, together with certain warrants issued to Dancing Bear Investments, an affiliate of Mr. Egan. As a result of such conversions and exercises, the Company issued an aggregate of 48,775,909 additional shares of Common Stock.

On September 1, 2004, the Company closed upon an agreement and plan of merger dated August 31, 2004 pursuant to which the Company acquired all of the issued and outstanding shares of capital stock of SendTec. Pursuant to the terms of the Merger, in consideration for the acquisition of SendTec, theglobe paid (or will pay) consideration consisting of: (i) $6,000,000 in cash, excluding transaction costs, (ii) the issuance of an aggregate of 17,500,000 shares of theglobe's common stock, (iii) the issuance of an aggregate of 175,000 shares of Series H Automatically Converting Preferred Stock (which as more fully described below, is convertible into 17,500,000 shares of theglobe's common stock), and (iv) a subordinated promissory note in the amount of $1 million. In addition, warrants to acquire shares of the Company's Common Stock would be issued to SendTec shareholders when and if SendTec exceeds forecasted operating income, as defined, of $10.125 million, for the year ending December 31, 2005 (the "Earn-out Consideration"). The number of earn-out warrants would range from an aggregate of 250,000 to 2,500,000 (if actual operating income exceeds the forecast by at least 10%). If and to the extent the warrants are earned, the exercise price of the performance warrants would be $0.27 per share and they will be exercisable for a period of 5 years. The Note bears interest at the rate of 4% per annum and matures in one lump sum of principal and interest on September 1, 2005.

As part of the Merger, 100,000 shares of Series H Preferred Stock (convertible into 10 million shares of common stock) (the "Escrow Shares") are being held in escrow for potential recovery by us in the event of a breach of the Merger Agreement by SendTec or its former shareholders. In general, the Escrow Shares, together with the sums due under the Note, are the sole source of recourse against the shareholders of SendTec in the event of breach of the Merger Agreement and theglobe would not have recourse against the cash portion or other shares of common stock or Series H Preferred Stock distributed to the SendTec shareholders as part of the Merger Consideration. Assuming no claims are then pending, the Escrow Shares will be distributed to SendTec shareholders after expiration of one year from the date of closing.

Except as provided by law, the Series H Preferred Stock will vote with the holders of common stock on all matters on an "as-converted" basis, other than the Certificate of Amendment described below as to which it will not vote. The Series H Preferred Stock will automatically convert into shares of theglobe's common stock on a 1 for 100 basis at such time as theglobe files an amendment to its certificate of incorporation with the Delaware Secretary of State's Office to increase its authorized shares of common stock from 200,000,000 to at least 300,000,000. theglobe intends to seek shareholder authorization for an amendment which will increase its authorized shares of Common Stock to 500,000,000 at its annual meeting of stockholders scheduled to be held November 30, 2004 (the "Certificate of Amendment"). Five of the former shareholders of SendTec (whom collectively received approximately 82% of the shares of common stock issued in the Merger), together with theglobe's Chairman, Michael Egan (together with certain affiliates which he controls), have agreed to vote (or have granted proxies to so vote) their shares of Common Stock in favor of the Certificate of Amendment. After giving effect to the proxies from such former SendTec shareholders, Mr. Egan controls the vote over approximately 69.25 million, or 44.5%, of theglobe's 156 million issued and outstanding shares of common stock. The Certificate of Amendment will be approved if the holders of a majority of the outstanding shares of common stock vote in its favor.

In the event that the Certificate of Amendment is not approved for any reason at the annual meeting then on the 10th day following the failure to approve the Certificate of Amendment, the remaining shares of Series H Preferred Stock will automatically convert into whatever number of shares of Common Stock which theglobe then has remaining available for issuance (after giving affect to approximately 33.7 million shares reserved for issuance under previously outstanding options and warrants), less up to 3 million additional shares as may be designated by theglobe. After giving effect to the reservation of shares underlying outstanding options and warrants to acquire shares of theglobe's common stock (including options issued in connection with the Merger) and the shares of common stock issued in the Merger, theglobe presently has issued and outstanding (or reserved for issuance) approximately 197 million shares of common stock, leaving a maximum of approximately 3 million shares (assuming no further shares of common stock are issued prior to such date) which could be further issued upon conversion of the Series H Preferred Stock absent the increase in common stock contemplated by the Certificate of Amendment or other arrangements satisfactory to the holders of any options or warrants to acquire shares. With regard to any shares of Series H Preferred Stock which theglobe does not automatically convert into shares of common stock, the holders of the Series H Preferred Stock may thereafter convert such remaining Series H Preferred Stock into a subordinated promissory note (a "Conversion Note") from theglobe. If issued, the Conversion Note will be due in one lump sum on the later of the first anniversary of its issuance or December 31, 2005 and will bear interest at the rate of 4% per annum. The principal amount of the Conversion Note would be equal to the product of (A) the number of shares of theglobe's common stock that would have been issued upon conversion of the shares of the Series H Preferred Stock that were not converted into common stock and (B) the lesser of (i) the Fair Market Value, as defined, of theglobe's common stock in the 20 trading days immediately prior to the conversion date and
(ii) $0.83. If none of the remaining shares of Series H Preferred Stock were converted into common stock, the maximum principal amount of the Conversion Note (based upon the maximum conversion rate of $0.83 per share) would be approximately $14.5 million. Management believes that our liquidity would be adversely affected if we are required to issue the Conversion Note. We would likely need to raise significant capital and our financial condition may also be adversely affected.

The Company agreed to file a registration statement relating to the resale of the shares of common stock issued in the Merger and the shares of common stock underlying the Series H Preferred Stock on or before January 29, 2005 and to cause the effectiveness of such registration on or before September 1, 2005. The Company also agreed to keep the registration statement effective until at least the third anniversary of the Closing. Pursuant to the terms of the Merger, in general, the common stock and Series H Preferred Stock (and the underlying shares of common stock) issued in the Merger may not be sold or otherwise transferred for a period of one (1) year without the prior written consent of the Company.

theglobe also issued an aggregate of approximately 4.0 million replacement options to acquire shares of theglobe's common stock for each of the issued and outstanding options to acquire shares of SendTec held by the former employees of SendTec. Of these replacement options, approximately 3.27 million have exercise prices of $0.06 per share and approximately 700 thousand have exercise prices of $0.27 per share. The terms of these replacement options were as negotiated between representatives of theglobe and the Stock Option Committee for SendTec 2000 Amended and Restated Stock Option Plan. theglobe also agreed to grant an aggregate of 250,000 options to other employees and a consultant of SendTec at an exercise price of $0.34 per share. Twenty-five percent of these options vested immediately and the balance will vest in 3 equal annual installments assuming the continued employment of the option holders. In addition, theglobe also established a bonus option pool pursuant to which various employees of SendTec could earn options to acquire an aggregate of 1,000,000 shares of theglobe's Common Stock at an exercise price of $0.27 per share on terms substantially similar to the circumstances in which the Earn-out Consideration may be earned.

In connection with the Merger, the SendTec executives (whom collectively received approximately 82% of the shares of common stock and Preferred Stock issued in the Merger), theglobe and Messrs. Michael Egan and Edward Cespedes, our Chairman and Chief Executive Officer and President, respectively (individually and on behalf of certain affiliated entities) entered into a Stockholders' Agreement. Pursuant to the terms of the Stockholders' Agreement, the SendTec executives granted an irrevocable proxy to vote their shares to E&C Capital Partners LLLP, an affiliate of Mr. Egan on all matters (including the election of directors) other than with respect to certain potential affiliated transactions involving Messr. Egan or Cespedes. After giving effect to the grant of the proxy (and excluding outstanding options and warrants held by Mr. Egan), Mr. Egan has voting power over approximately 69.25 million shares of theglobe representing approximately 44.5% of the issued and outstanding voting securities of the Company entitled to vote on the Certificate of Amendment. The SendTec executives were also granted certain pre-emptive rights involving potential new issuances of securities by theglobe, together with a co-sale right to participate in certain qualifying sales of stock by Messrs. Egan, Cespedes and their affiliates. Messrs. Egan, Cespedes and their affiliates were granted a right of first refusal on certain sales (generally, in excess of 10 million shares) by the SendTec executives, together with the right to "drag-along" the SendTec executives with regard to certain major sales of their stock or a sale or merger of theglobe.

FUTURE CAPITAL NEEDS. In order to offer our VoIP services we have invested substantial capital and made substantial commitments related to the development of the VoIP network and to the purchase of telephony equipment to be offered for sale to our retail customers. The VoIP network is comprised of switching hardware and software, servers, billing and inventory systems, and telecommunication carrier services. We own and operate VoIP switch equipment located in leased data center facilities in Miami, New York, Atlanta and Boston, and interconnect these switches utilizing a leased transport network through numerous carrier agreements with third party providers. Through these carrier relationships we are able to carry the traffic of our customers over the Internet and interact with the PSTN. We generally enter into one year agreements with these data centers and carriers, with the term of several agreements extending to three or five years.

Based upon our existing contractual commitments, minimum amounts payable over the next twelve months for network data center and carrier circuit interconnection service expenses, exclusive of regulatory taxes, fees and charges, are approximately $2.5 million. In addition, certain of our carrier agreements also contain minimum one year usage requirements pursuant to which we were able to negotiate lower overall per minute usage rates assuming the utilization of all such minutes. Our minimum usage commitments under such agreements presently greatly exceed our current actual usage and obligate the Company, beginning in the fourth quarter of 2004, to pay approximately $1.9 million, exclusive of regulatory taxes, fees and charges, to these carriers over the next twelve months. We are currently negotiating to eliminate or significantly reduce our existing minimum usage commitments. If the Company is not successful in eliminating or significantly reducing the minimum usage requirements, its liquidity and financial condition could be materially and adversely impacted.

We have entered into a contract with a supplier for telephony handsets related to our VoIP services and have committed to purchase additional equipment from this supplier totaling approximately $3.0 million during the remainder of 2004. Based upon current inventory levels and our sales projections, we do not presently intend to purchase additional quantities of these handsets during 2004 or the foreseeable future. Because any loss associated with the Company's commitment to purchase additional equipment from the telephony handset supplier cannot at this time be reasonably estimated, no charges related to this excess commitment have been recorded through September 30, 2004. Due to the large amount of the remaining contractual commitment, significant charges related to the resolution of this excess purchase commitment may be required in future periods. An unfavorable resolution to the settlement of the remaining contractual commitment could have a material adverse effect on the Company's liquidity and financial condition. During the third quarter of 2004, we recorded charges totaling $600,000 related to the writedown of excess telephony handset inventory (See Note 1(h) of Condensed Consolidated Financial Statements). After giving effect to such writedown, at September 30, 2004, total telephony inventory and cash deposits towards the purchase of telephony inventory, net of related excess and obsolete inventory reserves, totaled $1.4 million, of which approximately $0.5 million related to the value assigned to on-hand inventories of these handsets. In the event that we are not able to sell our telephony equipment in sufficient quantities and at sufficient prices, further charges related to write-downs in the value of our telephony inventory assets may be required in future periods.

Based upon our current business plan, we plan to further develop and improve our VoIP network. Additionally, we expect to add increased functionality and scalability to our existing telephony customer billing system. The timing and amount of our future network and billing system capital expenditures will be heavily dependent on the rate of growth of our VoIP telephony customer base and revenue levels and on the availability of cash resources. Based upon cash sufficiency, we anticipate spending approximately $2.0 - $2.5 million for hardware and software switching and server equipment to further develop our VoIP network and $0.6 - $1.0 million to improve and expand our billing system over the next twelve months. Although we plan to expand both our marketing services and games businesses in future periods, no significant capital expenditures are expected to be required to accommodate the growth of these business segments during the next twelve months.

We also anticipate that we will incur substantial costs in the marketing of our retail VoIP products and services over the next twelve months. Various internet and television advertising programs and marketing partnership arrangements are committed to or otherwise planned by the Company during the remainder of 2004 and in 2005. Because our retail VoIP business is in the early stage of development, we are not able to estimate the effectiveness of our planned advertising programs or our future customer and revenue levels with reasonable accuracy. Our acquisition of SendTec, which was completed on September 1, 2004, is expected to improve our ability to market our retail VoIP products and otherwise monetize our VoIP customer base. However, the benefits to be derived from SendTec's advertising expertise in increasing our future VoIP customer and revenue levels cannot be accurately projected at this time. Additionally, our liquidity is further dependent upon SendTec's ability to continue to generate sufficient cash flow from its traditional lines of business. Our liquidity and capital resources can also be significantly impacted in the event that the automatic conversion of the Series H Preferred Stock does not occur. (See the "Capital Transactions" section for a more complete discussion of the Series H Preferred Stock automatic conversion and "Risk Factors - Our Liquidity May Permanently Decrease as a Result of the SendTec Acquisition").

As a result of the foregoing, there can be no assurance that cash on hand and cash flow generated internally by the Company will be adequate to fund the operation of its businesses and the implementation of its current VoIP business plan over the next twelve months. Additionally, during the next twelve months, there can be no assurance that the capital needs of the Company will not change or that we will not enter into additional lines of business in addition to the SendTec acquisition. In any of such events, we may be required to make significant changes to our current business plans, including the implementation of company-wide cost reduction and/or asset sales programs. We have recently engaged certain financial advisors to assist the Company in raising capital or entering into other business relationships with certain strategic investors. We currently have no access to credit facilities with traditional third party lenders and there can be no assurance that we would be able to raise any such capital in connection with a strategic investor or any other transaction. In addition, any financing that could be obtained would likely significantly dilute existing stockholders.

The shares of our Common Stock were delisted from the NASDAQ national market in April 2001 and are now traded in the over-the-counter market on what is commonly referred to as the electronic bulletin board or OTCBB. The trading volume of our shares has dramatically declined since the delisting. In addition, we are now subject to a Rule promulgated by the Securities and Exchange Commission that, if we fail to meet criteria set forth in such Rule, various practice requirements are imposed on broker-dealers who sell securities governed by the Rule to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, the Rule may have a materially adverse effect on the ability of broker-dealers to sell the securities, which may materially affect the ability of shareholders to sell the securities in the secondary market. Consequently, it has also made it more difficult for us to raise additional capital, although the Company has had some success in offering its securities as consideration for the acquisition of various business opportunities or assets. We may also incur additional costs under state blue sky laws if we sell equity due to our delisting.

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

                               REVENUE RECOGNITION

The Company's revenues were derived principally from the sale of print advertisements under short-term contracts in our games information magazine Computer Games; through the sale of our games information magazine through newsstands and subscriptions; from the sale of video games and related products through our online store Chips & Bits; from the sale of direct response marketing services by our recently acquired wholly-owned subsidiary, SendTec and from the sale of VoIP telephony services. There is no certainty that events beyond anyone's control such as economic downturns or significant decreases in the demand for our services and products will not occur and accordingly, cause significant decreases in revenue.

Computer Games Businesses
-------------------------

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

Marketing Services
------------------

All revenue is recognized on a gross basis. Gross revenue consists of the gross value of billings to clients, including the recovery of costs incurred to acquire online and offline media required to execute client campaigns.

Revenue from the distribution of Internet advertising is recognized when Internet users visit and complete actions at an advertiser's website. Recorded revenue is based upon reports generated by the Company's tracking software.

Revenue derived from the purchase and tracking of direct response media, such as television commercials, is recognized when the associated media is aired. Amounts received in advance of media airings are deferred as customer advances until the associated media is aired.

Revenue generated from the production of direct response advertising programs, such as infomercials, is recognized when the programs are complete and have been delivered or are available for immediate and unconditional delivery. Production activities generally take eight to twelve weeks and the Company usually collects amounts in advance and at various points throughout the production process. Amounts received from customers prior to completion of commercials are reported as deferred revenue and direct costs associated with the production of commercials in process are deferred and reported as deferred production costs until the associated project is complete.

VoIP Telephony Services
-----------------------

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

                            VALUATION OF INVENTORIES

Inventories are recorded on a first-in, first-out basis and valued at the lower of cost or market value. We generally manage our inventory levels based on internal forecasts of customer demand for our products, which is difficult to predict and can fluctuate substantially. Our inventories include high technology items that are specialized in nature or subject to rapid obsolescence. If our demand forecast is greater than our actual demand for our products, we may be required to record charges related to increases in our inventory valuation reserves. The value of our inventory is also dependent on our estimate of future average selling prices, and, if our projected average selling prices are over estimated, we may be required to adjust our inventory value to reflect the lower of cost or market. Due to the large number of units in our VoIP telephony services division inventory, lower than forecasted sales or decreases in average selling prices of our inventory of VoIP telephony services products could result in significant adjustments and have a material impact on our financial position and results of operations.

                    CAPITALIZATION OF COMPUTER SOFTWARE COSTS

The Company capitalizes the cost of internal-use software which has a useful life in excess of one year in accordance with Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Subsequent additions, modifications, or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Capitalized computer software costs are amortized using the straight-line method over the expected useful life, or three years.

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

                    RISKS RELATING TO OUR BUSINESS GENERALLY

WE HAVE A HISTORY OF OPERATING LOSSES AND EXPECT TO CONTINUE TO INCUR LOSSES.

Since our inception, we have incurred net losses in each quarter, except the fourth quarter of 2002 where we had net income of approximately $17,000. We expect that we will continue to incur net losses for the foreseeable future. We had net losses of approximately $11 million and $2.6 million for the years ended December 31, 2003 and 2002, respectively, and approximately $15.9 million for the first nine months of 2004. The principal causes of our losses are likely to continue to be:

o costs resulting from the operation of our businesses;

o costs relating to entering new business lines;

o failure to generate sufficient revenue; and

o selling, general and administrative expenses.

Although we have restructured our businesses, we still expect to continue to incur losses as we develop our VoIP telephony services business, while we integrate our recently acquired SendTec business and while we explore a number of strategic alternatives for our online and offline computer games businesses, including continuing to operate the businesses, acquisition or development of additional businesses or complementary products or selling some or all of the businesses.

OUR ENTRY INTO NEW LINES OF BUSINESS, AS WELL AS POTENTIAL FUTURE ACQUISITIONS, JOINT VENTURES OR STRATEGIC TRANSACTIONS ENTAILS NUMEROUS RISKS AND UNCERTAINTIES. WE MAY ENTER ADDITIONAL LINES OF BUSINESS.

We have entered into new business lines, VoIP telephony services and marketing services. In November 2002, we acquired certain VoIP assets from an entrepreneur in exchange for 1,750,000 warrants to purchase our common stock. On May 28, 2003, we acquired Direct Partner Telecom, Inc. ("DPT"), an international licensed telecommunications carrier then engaged in the purchase and resale of telecommunication services over the Internet. On September 1, 2004, we acquired SendTec, Inc. ("SendTec"), a direct response marketing services and technology company. We may also enter into new or different lines of business, as determined by management and our Board of Directors. Our acquisitions, as well as any future acquisitions or joint ventures could result, and in some instances have resulted (particularly as it pertains to DPT), in numerous risks and uncertainties, including:

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

o the risk that the acquired business will not perform as expected; and

o material decreases in short-term or long-term liquidity.

OUR LIQUIDITY MAY PERMANENTLY DECREASE AS A RESULT OF THE SENDTEC ACQUISITION.

As part of the consideration for the SendTec acquisition, we paid $6.0 million in cash, excluding transaction costs, and issued a subordinated promissory note for $1.0 million, due one year after the closing, to the SendTec shareholders. As a result of the acquisition, our liquidity is dependent upon the sufficiency of the cash acquired from SendTec in the acquisition, of approximately $3.6 million, plus cash flow anticipated to be generated internally by SendTec subsequent to the acquisition. If cash flow generated by SendTec, on a short-term and long-term basis, does not meet our expectations, our liquidity may permanently decrease and our financial condition may be adversely affected. In addition, the Preferred Stock issued as part of the Merger may under certain limited circumstances be converted by the holders thereof into a promissory note due in one lump sum on the later of the first anniversary of the date of issuance and December 31, 2005. In such limited circumstances, the Preferred Stock may be converted into a promissory note based upon the then Fair Market Value, as defined, of our Common Stock (but not greater than $0.83 per share). If all remaining Preferred Stock were so converted at the maximum conversion rate, the maximum principal amount of the Note would be $14.5 million. Our liquidity would be adversely affected by any such conversion and we would likely need to raise significant capital. Our financial condition may also be adversely affected.

OUR NET OPERATING LOSS CARRY FORWARDS MAY BE FURTHER LIMITED DUE TO THE SENDTEC ACQUISITION.

As of December 31, 2003, we had net operating loss carryforwards available for U.S. and foreign tax purposes of approximately $142 million. These carryforwards expire through 2023. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Due to the change in our ownership interests in August 1997 and May 1999 and the Company's recently completed private offering in March 2004 (together with the exercise and conversion of various securities in connection with such private offering), as defined in the Internal Revenue Code of 1986, as amended, we may have substantially limited or eliminated the availability of our net operating loss carryforwards. The ownership change related to the shares of our common stock issued in connection with the SendTec acquisition may have a further negative impact upon our ability to utilize our net operating loss carryforwards. There can be no assurance that we will be able to utilize any net operating loss carryforwards in the future.

WE COULD BE ADVERSELY AFFECTED BY AN IMPAIRMENT OF A SIGNIFICANT AMOUNT OF GOODWILL AND/OR INTANGIBLE ASSETS ON OUR BALANCE SHEET.

Our acquisition of SendTec has resulted in the recording of a significant amount of goodwill and/or intangible assets on our balance sheet. The goodwill was recorded because the fair value of the net assets acquired was less than the purchase price. We may not realize the full value of the goodwill and/or intangible assets. As such, we evaluate on a regular basis whether events and circumstances indicate that some or all of the carrying value of goodwill and/or intangible assets are no longer recoverable, in which case we would write off the unrecoverable portion as a charge to our earnings.

WE DEPEND ON THE CONTINUED GROWTH IN THE USE AND COMMERCIAL VIABILITY OF THE INTERNET.

Our marketing services business, VoIP telephony services business and computer games businesses are substantially dependent upon the continued growth in the general use of the Internet. Internet and electronic commerce growth may be inhibited for a number of reasons, including:

o inadequate network infrastructure;

o security and authentication concerns;

o inadequate quality and availability of cost-effective, high-speed service;

o general economic and business downturns; and

o catastrophic events, including war and terrorism.

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

WE MAY FACE INCREASED GOVERNMENT REGULATION, TAXATION AND LEGAL UNCERTAINTIES IN OUR INDUSTRY, WHICH COULD HARM OUR BUSINESS.

There are an increasing number of federal, state, local and foreign laws and regulations pertaining to the Internet and telecommunications. In addition, a number of federal, state, local and foreign legislative and regulatory proposals are under consideration. Laws or regulations have been and may continue to be adopted with respect to the Internet relating to, among other things, fees and taxation of VoIP telephony services, liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy and quality of products and services. Changes in tax laws relating to electronic commerce could materially affect our business, prospects and financial condition. Moreover, the applicability to the Internet of existing laws governing issues such as intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment and personal privacy is uncertain and developing. Any new legislation or regulation, or the application or interpretation of existing laws or regulations, may decrease the growth in the use of the Internet or VoIP telephony services, may impose additional burdens on electronic commerce or may alter how we do business. This could decrease the demand for our existing or proposed services, increase our cost of doing business, increase the costs of products sold through the Internet or otherwise have a material adverse effect on our business, plans, prospects, results of operations and financial condition.

Our ability to offer VoIP services outside the U.S. is also subject to the local regulatory environment, which may be complicated and often uncertain. Regulatory treatment of Internet telephony outside the United States varies from country to country.

WE RELY ON INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS.

We regard substantial elements of our websites and underlying technology, as well as certain assets relating to our VoIP and direct response marketing businesses and other opportunities we are investigating, as proprietary and attempt to protect them by relying on intellectual property laws and restrictions on disclosure. We also generally enter into confidentiality agreements with our employees and consultants. In connection with our license agreements with third parties, we generally seek to control access to and distribution of our technology and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar technology independently. Thus, we cannot assure you that the steps taken by us will prevent misappropriation or infringement of our proprietary information, which could have an adverse effect on our business. In addition, our competitors may independently develop similar technology, duplicate our products, or design around our intellectual property rights.

We pursue the registration of our trademarks in the United States and internationally. We are also seeking patent protection for certain VoIP and direct response marketing assets which we acquired or which we have developed. However, effective intellectual property protection may not be available in every country in which our services are distributed or made available through the Internet. Policing unauthorized use of our proprietary information is difficult. Legal standards relating to the validity, enforceability and scope of protection of proprietary rights in Internet-related businesses are also uncertain and still evolving. We cannot assure you about the future viability or value of any of our proprietary rights.

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

If we fail to promote and maintain our various brands or our computer games businesses' brand values are diluted, our businesses, operating results, financial condition, and our ability to attract buyers for the computer games businesses could be materially adversely affected. The importance of brand recognition will continue to increase because low barriers of entry to the industries in which we operate may result in an increased number of direct competitors. To promote our brands, we may be required to continue to increase our financial commitment to creating and maintaining brand awareness. We may not generate a corresponding increase in revenue to justify these costs.

OUR QUARTERLY OPERATING RESULTS FLUCTUATE.

Due to our significant change in operations, including the entry into new lines of business, our historical quarterly operating results are not necessarily reflective of future results. The factors that will cause our quarterly operating results to fluctuate in the future include:

o acquisitions of new businesses or sales of our assets;

o changes in the number of sales or technical employees;

o the level of traffic on our websites;

o the overall demand for Internet telephony services, print and Internet advertising and electronic commerce;

o the addition or loss of VoIP customers, clients of our marketing services business, advertisers on our computer games businesses and electronic commerce partners on our websites;

o overall usage and acceptance of the Internet;

o seasonal trends in advertising and electronic commerce sales and member usage in our computer games and marketing services businesses;

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

o maintain or increase levels of user traffic on our e-commerce websites;

o attract customers to our VoIP telephony service;

o adequately forecast anticipated customer purchase and usage of our retail VoIP products;

o maintain or increase sponsorship revenues for our computer games magazine;

o maintain or increase direct response marketing services revenue;

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

WE DEPEND ON HIGHLY QUALIFIED TECHNICAL AND MANAGERIAL PERSONNEL.

Our future success also depends on our continuing ability to attract, retain and motivate highly qualified technical expertise and managerial personnel necessary to operate our businesses. We may need to give retention bonuses and stock incentives to certain employees to keep them, which can be costly to us. The loss of the services of members of our management team or other key personnel could harm our business. Our future success depends to a significant extent on the continued service of key management, client service, product development, sales and technical personnel. We do not maintain key person life insurance on any of our executive officers and do not intend to purchase any in the future. Although we generally enter into non-competition agreements with our employees, our business could be harmed if one or more of our officers or key employees decided to join a competitor or otherwise compete with us.

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

WE RELY ON THIRD PARTY OUTSOURCED HOSTING FACILITIES OVER WHICH WE HAVE LIMITED CONTROL.

Our principal servers are located in Florida and New York primarily at third party outsourced hosting facilities. Our operations depend on the ability to protect our systems against damage from unexpected events, including fire, power loss, water damage, telecommunications failures and vandalism. Any disruption in our Internet access could have a material adverse effect on us. In addition, computer viruses, electronic break-ins or other similar disruptive problems could also materially adversely affect our businesses. Our reputation, theglobe.com brand and the brands of our VoIP services business and game properties could be materially and adversely affected by any problems experienced by our sites or our supporting VoIP network. We may not have insurance to adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. We do not presently have any secondary off-site systems or a formal disaster recovery plan.

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

WE ARE INVOLVED IN SECURITIES CLASS ACTION LITIGATION.

We are a party to the securities class action litigation described in Note 6 to the Condensed Consolidated Financial Statements - "Litigation". The defense of the litigation may increase our expenses and will occupy management's attention and resources, and an adverse outcome in this litigation could materially adversely affect us.

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

WE ARE UNABLE TO PREDICT THE VOLUME OF USAGE AND OUR CAPACITY NEEDS FOR OUR VOIP BUSINESS; DISADVANTAGEOUS CONTRACTS REDUCE OUR OPERATING MARGINS AND MAY ADVERSELY AFFECT OUR LIQUIDITY AND FINANCIAL CONDITION.

We have entered into a number of, and may have to enter into additional, long-term agreements (generally from one to five years) for leased communications transmission capacity with various carriers. Certain of these agreements contain minimum one year usage requirements pursuant to which we were able to negotiate lower overall per minute usage rates assuming the utilization of all of such minutes. To the extent that we have overestimated (or in the future overestimate) our call volume, we are obligated to pay for more transmission capacity than we actually use, resulting in costs without corresponding revenue. Our minimum usage commitments under existing carrier agreements presently greatly exceed our current actual usage and obligate the Company, beginning in the fourth quarter of 2004, to pay approximately $1.9 million, exclusive of regulatory taxes, fees and charges over the next twelve months. We are currently negotiating to eliminate or significantly reduce our existing minimum usage commitments. If the Company is not successful in eliminating or significantly reducing such commitments, its liquidity and financial condition could be materially and adversely impacted. Conversely, in the future, if we underestimate our capacity needs, we may be required to obtain additional transmission capacity through more expensive means or such capacity may not be available. As a result our margins could be reduced and our business, financial condition and results of operations could be materially and adversely affected.

We have also entered into a contract with a supplier to purchase a minimum number of telephony handsets, and may enter into similar arrangements with other suppliers for other equipment related to our VoIP services. In general, we can achieve better per unit pricing for such equipment if we enter into larger commitments. To the extent we overestimate our needs for and enter into binding agreements to purchase such equipment, we may be obligated to buy more of such equipment than we can reasonably use in our business in the foreseeable future, if at all. We have recorded charges totaling $0.6 million related to excess telephony handset inventory during the third quarter of 2004. In the event that we are not able to sell our telephony equipment in sufficient quantities and at sufficient prices, further write-downs in the value of our telephony inventory assets may be required in future periods. Additionally, we are obligated to purchase telephony handsets totaling approximately $3.0 million during the remainder of 2004. Based upon current inventory levels and our sales projections, we do not presently intend to purchase these additional telephony handsets during 2004 or in the foreseeable future. Because any loss associated with the Company's commitment to purchase additional equipment from the telephony handset supplier cannot at this time be reasonable estimated, no charges related to this excess commitment have been recorded through September 30, 2004. Due to the large amount of the remaining contractual commitment, significant charges related to the resolution of the excess handset purchase commitment may be required in future periods. An unfavorable resolution to the settlement of the remaining contractual commitment could have a material adverse effect on the Company's liquidity and financial condition.

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

ONLINE CREDIT CARD FRAUD CAN HARM OUR BUSINESS.

The sale of our products and services over the Internet exposes us to credit card fraud risks. Many of our products and services, including our VoIP services, can be ordered or established (in the case of new accounts) over the Internet using a major credit card for payment. As is prevalent in retail telecommunications and Internet services industries, we are exposed to the risk that some of these credit card accounts are stolen or otherwise fraudulently obtained. In general, we are not able to recover fraudulent credit card charges from such accounts. In addition to the loss of revenue from such fraudulent credit card use, we also remain liable to third parties whose products or services are engaged by us (such as termination fees due telecommunications providers) in connection with the services which we provide. In addition, depending upon the level of credit card fraud we experience, we may become ineligible to accept the credit cards of certain issuers. We are currently authorized to accept Discover, together with Visa and MasterCard (which are both covered by a single merchant agreement with us). Visa/MasterCard constitutes the primary credit card used by our VoIP customers. The loss of eligibility for acceptance of Visa/MasterCard could significantly and adversely affect our business. We have recently updated our fraud controls and will attempt to manage fraud risks through our internal controls and our monitoring and blocking systems. If those efforts are not successful, fraud could cause our revenue to decline significantly and our business, financial condition and results of operations to be materially and adversely affected.


                RISKS RELATED TO OUR MARKETING SERVICES BUSINESS

ANY DECREASE IN DEMAND FOR OUR ONLINE MARKETING SERVICES COULD SUBSTANTIALLY REDUCE OUR REVENUES.

A substantial portion of our revenue is derived from Internet advertising. We expect that online advertising will continue to account for a substantial portion of our revenue in the future. However, our revenue from Internet advertising may decrease in the future for a number of reasons, including the following:

o the rate at which Internet users click on advertisements or take action in response to an advertisement has always been low and could decline as the volume of Internet advertising increases;

o Internet users can install software programs that allow them to prevent advertisements from appearing on their screens or block the receipt of emails;

o advertisers may prefer an alternative Internet advertising format, product or service which we might not offer at that time; and

o we may be unable to make the transition to new Internet advertising formats preferred by advertisers.

IF OUR PRICING MODELS ARE NOT ACCEPTED BY OUR ADVERTISER CLIENTS, WE COULD LOSE CLIENTS AND OUR REVENUE COULD DECLINE.

Most of our services are offered to advertisers based on cost-per-action or cost-per-click pricing models, under which advertisers only pay us if we provide the results they specify. These results-based pricing models differ from the fixed-rate pricing model used by many Internet advertising companies, under which the fee is based on the number of times the advertisement is shown without regard to effectiveness. Our ability to generate significant revenue from advertisers will depend, in part, on our ability to demonstrate the effectiveness of our primary pricing models to advertisers, who may be more accustomed to a fixed-rate pricing model.

Furthermore, intense competition among websites and other Internet advertising providers has led to the development of a number of alternative pricing models for Internet advertising. The proliferation of multiple pricing alternatives may confuse advertisers and make it more difficult for them to differentiate among these alternatives. In addition, it is possible that new pricing models may be developed and gain widespread acceptance that are not compatible with our business model or our technology. These alternatives, and the likelihood that additional pricing models will be introduced, make it difficult for us to project the levels of advertising revenue or the margins that we, or the Internet advertising industry in general, will realize in the future. If advertisers do not understand the benefits of our pricing models, then the market for our services may decline or develop more slowly than we expect, which may limit our ability to grow our revenue or cause our revenue to decline.

WE DEPEND ON A LIMITED NUMBER OF CLIENTS FOR A SIGNIFICANT PERCENTAGE OF OUR REVENUE, AND THE LOSS OF ONE OR MORE OF THESE ADVERTISERS COULD CAUSE OUR REVENUE TO DECLINE.

The results of SendTec's operations have been included in our consolidated results since date of acquisition, or September 1, 2004. During the month ended September 30, 2004, two customers of SendTec accounted for approximately 46% of SendTec's total revenue. We believe that a limited number of clients will continue to be the source of a substantial portion of our revenue for the foreseeable future. Key factors in maintaining our relationships with these clients include our performance on individual campaigns, the strength of our professional reputation and the relationships of our key executives with client personnel. To the extent that our performance does not meet client expectations, or our reputation or relationships with one or more major clients are impaired, our revenues could decline and our operating results could be adversely affected.

ANY LIMITATION ON OUR USE OF DATA DERIVED FROM OUR CLIENTS' ADVERTISING CAMPAIGNS COULD SIGNIFICANTLY DIMINISH THE VALUE OF OUR SERVICES AND CAUSE US TO LOSE CLIENTS AND REVENUE.

When an individual visits our clients' websites, we use technologies, including cookies and web beacons, to collect information such as the user's IP address, advertisements delivered by us that have been viewed by the user and responses by the user to such advertisements. We aggregate and analyze this information to determine the placement of advertisements across our affiliate network of advertising space. Although the data we collect from campaigns of different clients, once aggregated, are not identifiable, our clients might decide not to allow us to collect some or all of this data or might limit our use of this data. Any limitation on our ability to use such data could make it more difficult for us to deliver online marketing programs that meet client demands.

In addition, although our contracts generally permit us to aggregate data from advertising campaigns, our clients might nonetheless request that we discontinue using data obtained from their campaigns that have already been aggregated with other clients' campaign data. It would be difficult, if not impossible, to comply with these requests, and such requests could result in significant expenditures of resources. Interruptions, failures or defects in our data collection, mining and storage systems, as well as privacy concerns regarding the collection of user data, could also limit our ability to aggregate and analyze data from our clients' advertising campaigns. If that happens, we may lose clients and our revenue may decline.

IF THE MARKET FOR INTERNET ADVERTISING FAILS TO CONTINUE TO DEVELOP, OUR REVENUE AND OUR OPERATING RESULTS COULD BE HARMED.

Our future success is highly dependent on the continued use and growth of the Internet as an advertising medium. The Internet advertising market is relatively new and rapidly evolving, and it uses different measurements than traditional media to gauge its effectiveness. As a result, demand for and market acceptance of Internet advertising services is uncertain. Many of our current or potential advertiser clients have little or no experience using the Internet for advertising purposes and have allocated only limited portions of their advertising budgets to the Internet. The adoption of Internet advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires the acceptance of a new way of conducting business, exchanging information, measuring success and evaluating new advertising products and services. Such clients may find Internet advertising to be less effective for promoting their products and services than traditional advertising media. We cannot assure you that the market for Internet advertising will continue to grow or become sustainable. If the market for Internet advertising fails to continue to develop or develops more slowly than we expect, our revenue and business could be harmed.

WE DEPEND ON ONLINE PUBLISHERS FOR ADVERTISING SPACE TO DELIVER OUR CLIENTS' ADVERTISING CAMPAIGNS, AND ANY DECLINE IN THE SUPPLY OF ADVERTISING SPACE AVAILABLE THROUGH OUR NETWORK COULD CAUSE OUR REVENUE TO DECLINE.

The websites, search engines and email publishers that sell or venture their advertising space to or with us are not bound by long-term contracts that ensure us a consistent supply of advertising space, which we refer to as our inventory. We generate a significant portion of our revenue from the advertising inventory provided by a limited number of publishers. In most instances, publishers can change the amount of inventory they make available to us at any time, as well as the price at which they make it available. In addition, publishers may place significant restrictions on our use of our advertising inventory. These restrictions may prohibit advertisements from specific advertisers or specific industries, or restrict the use of certain creative content or format. If a publisher decides not to make inventory available to us, or decides to increase the price, or places significant restrictions on the use of such inventory, we may not be able to replace this with inventory from other publishers that satisfy our requirements in a timely and cost-effective manner. If this happens, our revenue could decline or our cost of acquiring inventory may increase.

OUR GROWTH MAY BE LIMITED IF WE ARE UNABLE TO OBTAIN SUFFICIENT ADVERTISING INVENTORY THAT MEETS OUR PRICING AND QUALITY REQUIREMENTS.

Our growth depends on our ability to effectively manage and expand the volume of our inventory of advertising space. To attract new advertisers, we must increase our supply of inventory that meets our performance and pricing requirements. Our ability to purchase or venture sufficient quantities of suitable advertising inventory will depend on various factors, some of which are beyond our control. These factors include:

o our ability to offer publishers a competitive price for our inventory;

o our ability to estimate the quality of the available inventory; and

o our ability to efficiently manage our existing advertising inventory.

In addition, the number of competing Internet advertising networks that purchase advertising inventory from websites, search engine and email publishers continues to increase. We cannot assure you that we will be able to purchase or venture advertising inventory that meets our performance, price and quality requirements, and if we cannot do so, our ability to generate revenue could be limited.

ANY LIMITATION ON OUR ABILITY TO POST ADVERTISEMENTS THROUGHOUT OUR NETWORK OF ADVERTISING SPACE COULD HARM OUR BUSINESS.

We execute advertising programs for clients primarily by posting advertisements, which we refer to as ad delivery, on our affiliate network of advertising space. Our business could suffer from a variety of factors that could limit or reduce our ability to post advertisements across our affiliate network, including:

o technological changes that render the delivery of our advertisements obsolete or incompatible with the operating systems of consumers and/or the systems of online publishers;

o lawsuits or injunctions based on claims that our ad delivery methodologies violate the proprietary rights of other parties; and

o interruptions, failures or defects in our ad delivery and tracking systems.

CONSOLIDATION OF ONLINE PUBLISHERS MAY IMPAIR OUR ABILITY TO PROVIDE MARKETING SERVICES, ACQUIRE ADVERTISING INVENTORY AT FAVORABLE RATES AND COLLECT CAMPAIGN DATA.

The consolidation of Internet advertising networks, web portals, search engines and other online publishers could eventually lead to a concentration of desirable advertising inventory on a very small number of networks and large websites. Such concentration could:

o increase our costs if these publishers use their greater bargaining power to increase rates for advertising inventory; and

o impair our ability to provide marketing services if these publishers prevent us from distributing our clients' advertising campaigns on their websites or if they adopt ad delivery systems that are not compatible with our ad delivery methodologies.

OUR BUSINESS COULD BE HARMED IF THE USE OF TRACKING TECHNOLOGY IS RESTRICTED OR BECOMES SUBJECT TO NEW REGULATION.

In conjunction with the delivery of advertisements to websites, we typically place small files of information, commonly known as cookies, on an Internet user's hard drive, generally without the user's knowledge or consent. Cookie information is passed to us through an Internet user's browser software. We use cookies to collect information regarding the advertisements we deliver to Internet users and their interaction with these advertisements. We use this information to identify Internet users who have received our advertisements in the past and to monitor and prevent potentially fraudulent activity. In addition, our technology uses this information to monitor the performance of ongoing advertising campaigns and plan future campaigns.

Some Internet commentators and privacy advocates have proposed limiting or eliminating the use of cookies and other Internet tracking technologies, and legislation has been introduced in some jurisdictions to regulate Internet tracking technologies. The European Union has already adopted a directive requiring that when cookies are used, the user must be informed and offered an opportunity to opt-out of the cookies' use. If there is a further reduction or limitation in the use of Internet tracking technologies such as cookies:

o we may have to replace or re-engineer our tracking technology, which could require significant amounts of our time and resources, may not be completed in time to avoid losing clients or advertising inventory, and may not be commercially or technically feasible;

o we may have to develop or acquire other technology to prevent fraud; and

o we may become subject to costly and time-consuming litigation or investigations due to our use of cookie technology or other technologies designed to collect Internet usage information.

Any one or more of these occurrences could result in increased costs, require us to change our business practices or divert management's attention.

IF WE OR OUR ADVERTISER OR PUBLISHER CLIENTS FAIL TO COMPLY WITH REGULATIONS GOVERNING CONSUMER PRIVACY, WE COULD FACE SUBSTANTIAL COSTS AND OUR BUSINESS COULD BE HARMED.

Our collection, maintenance and sharing of information regarding Internet users could result in lawsuits or government inquiries. These actions may include those related to U.S. federal and state legislation or European Union directives limiting the ability of companies like ours to collect, receive and use information regarding Internet users. Litigation and regulatory inquiries are often expensive and time-consuming and their outcome is uncertain. Any involvement by us in any of these matters could require us to:

o spend significant amounts on legal defense;

o divert the attention of senior management from other aspects of our business;

o defer or cancel new product launches as a result of these claims or proceedings; and

o make changes to our present and planned products or services.

Further, we cannot assure you that our advertiser and publisher clients are currently in compliance, or will remain in compliance, with their own privacy policies, regulations governing consumer privacy or other applicable legal requirements. We may be held liable if our clients use our technology or the data we collect on their behalf in a manner that is not in compliance with applicable laws or regulations or their own stated privacy standards.

WE MAY BE LIABLE FOR CONTENT IN THE ADVERTISEMENTS WE DELIVER FOR OUR CLIENTS.

We may be liable to third parties for content in the advertisements we deliver if the artwork, text or other content involved violates copyrights, trademarks or other intellectual property rights of third parties or if the content is defamatory. Although we generally receive warranties from our advertisers that they have the right to use any copyrights, trademarks or other intellectual property included in an advertisement and are normally indemnified by the advertisers, a third party may still file a claim against us. Any claims by third parties against us could be time-consuming, could result in costly litigation and adverse judgments and could require us to change our business.

MISAPPROPRIATION OF CONFIDENTIAL INFORMATION HELD BY US COULD CAUSE US TO LOSE CLIENTS OR INCUR LIABILITY.

We retain highly confidential information on behalf of our clients in our systems and databases. Although we maintain security features in our systems, our operations may be susceptible to hacker interception, break-ins and other disruptions. These disruptions may jeopardize the security of information stored in and transmitted through our systems. If confidential information is compromised, we could be subject to lawsuits by the affected clients or Internet users, which could damage our reputation among our current and potential clients, require significant expenditures of capital and other resources and cause us to lose business and revenues.

WE FACE INTENSE AND GROWING COMPETITION, WHICH COULD RESULT IN PRICE REDUCTIONS, REDUCED OPERATING MARGINS AND LOSS OF MARKET SHARE.

The direct response advertising market is highly competitive. If we fail to compete effectively against other advertising service companies, we could lose clients or advertising inventory and our revenues could decline. We expect competition to continue to increase because there are no significant barriers to entry.

Many current and potential competitors have advantages over us, such as longer operating histories, greater name recognition, larger client bases, greater access to advertising space on high-traffic websites and significantly greater financial, technical and marketing resources. In addition, existing or future competitors may develop or offer services that provide significant performance, price, creative or other advantages over those offered by us.

Current and potential competitors may establish cooperative relationships among themselves or with third parties to increase the ability of their products and services to address the needs of our clients and prospective clients. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share.

If we fail to compete successfully, we could have difficulties attracting and retaining advertising clients or advertising inventory, which may decrease our revenues and adversely affect our operating results. Increased competition may also result in price reductions and reduced operating income.

WE GENERALLY DO NOT HAVE LONG-TERM CONTRACTS WITH OUR CLIENTS.

Our clients typically hire us on a project-by-project basis or on an annual contractual relationship. Moreover, our clients generally have the right to terminate their relationships with us without penalty and with relatively short or no notice. Once a project is completed we cannot be assured that a client will engage us for further services. From time to time, highly successful engagements have ended because our client was acquired and the new owners decided not to retain us. A client that generates substantial revenue for us in one period may not be a substantial source of revenue in a subsequent period. We expect a relatively high level of client concentration to continue, but not necessarily involve the same clients from period to period. The termination of our business relationships with any of our significant clients, or a material reduction in the use of our services by any of our significant clients, could adversely affect our future financial performance.

IF WE FAIL TO MANAGE OUR GROWTH EFFECTIVELY, OUR EXPENSES COULD INCREASE AND OUR MANAGEMENT'S TIME AND ATTENTION COULD BE DIVERTED.

As we continue to increase the scope of our operations, we will need an effective planning and management process to implement our business plan successfully in the rapidly evolving Internet advertising market. Our business, results of operations and financial condition will be substantially harmed if we are unable to manage our expanding operations effectively. We plan to continue to expand the sales and marketing, customer support and research and development organizations. Growth may place a significant strain on our management systems and resources. We will likely need to continue to improve our financial and managerial controls and our reporting systems and procedures. In addition, we will need to expand, train and manage our work force. Our failure to manage our growth effectively could increase our expenses and divert management's time and attention.

IF WE FAIL TO ESTABLISH, MAINTAIN AND EXPAND OUR TECHNOLOGY BUSINESS AND MARKETING ALLIANCES AND PARTNERSHIPS, OUR ABILITY TO GROW OUR MARKETING SERVICES BUSINESS COULD BE LIMITED.

In order to grow our technology business, we must generate, retain and strengthen successful business and marketing alliances with advertising agencies.

We depend, and expect to continue to depend, on our business and marketing alliances, which are companies with which we have written or oral agreements to work together to provide services to our clients and to refer business from their clients and customers to us. If companies with which we have business and marketing alliances do not refer their clients and customers to us to perform their online campaign and message management, our revenue and results of operations would be severely harmed.

                  RISKS RELATING TO OUR COMPUTER GAMES BUSINESS

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

We historically derived a substantial portion of our revenues from the sale of advertisements on our website and in our magazine Computer Games Magazine. Our business model and revenues are highly dependent on the amount of traffic on our websites, our ability to properly monetize website traffic and on the print circulation of our Computer Games magazine. Print and online advertising market volumes may decline in the future, which could have a material adverse effect on us. Many advertisers have been experiencing financial difficulties which could materially impact our revenues and our ability to collect our receivables. For these reasons, we cannot assure you that our current advertisers will continue to purchase advertisements from our computer games businesses.

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

As of November 8, 2004, we had issued and outstanding approximately 156 million shares, of which approximately 31.3 million shares were freely tradeable over the public markets. There is limited trading volume in our shares and we are now traded only in the over-the-counter market. On April 16, 2004, we filed a registration statement relating to the potential resale of up to approximately 131 million of our shares (including approximately 27 million shares underlying outstanding warrants to acquire our Common Stock). The registration statement became effective on May 11, 2004. Sales of significant amounts of Common Stock in the public market in the future, the perception that sales will occur or the registration of additional shares pursuant to existing contractual obligations could materially and adversely drive down the price of our stock. In addition, such factors could adversely affect the ability of the market price of the Common Stock to increase even if our business prospects were to improve. Substantially all of our stockholders holding restricted securities, including shares issuable upon the exercise of warrants to purchase our Common Stock, have registration rights under various conditions. Also, we may issue additional shares of our common stock or other equity instruments which may be convertible into common stock at some future date, which could further adversely affect our stock price.

In addition, as of November 8, 2004, there were outstanding options to purchase approximately 15,600,000 shares of our Common Stock, which become eligible for sale in the public market from time to time depending on vesting and the expiration of lock-up agreements. The issuance of shares upon exercise of these options is registered under the Securities Act and consequently, subject to certain volume restrictions as to shares issuable to executive officers, will be freely tradable.

As part of the acquisition of SendTec, we issued 17.5 million shares of our Common Stock, together with Preferred Stock convertible into an additional 17.5 million shares of Common Stock. We are contractually obligated to cause the registration for resale of these shares on or before September 1, 2005. Upon registration all such shares will be eligible for resale over the open market.

OUR CHAIRMAN MAY CONTROL US.

After giving effect to the proxies to vote both the shares of Common Stock and Series H Preferred Stock granted by five of the former shareholders of SendTec, Michael S. Egan, our Chairman and Chief Executive Officer, beneficially owns or controls, directly or indirectly, approximately 87.6 million shares of our Common Stock as of November 8, 2004, which in the aggregate represents approximately 49.4% of the outstanding shares of our Common Stock (treating as outstanding for this purpose the shares of Common Stock issuable upon exercise of the options and warrants owned by Mr. Egan or his affiliates). Accordingly, Mr. Egan will be able to exercise significant influence over, if not control, any stockholder vote.

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

OUR STOCK PRICE IS VOLATILE AND MAY DECLINE.

The trading price of our Common Stock has been volatile and may continue to be volatile in response to various factors, including:

o the performance and public acceptance of our new product lines;

o quarterly variations in our operating results;

o competitive announcements;

o sales of any of our remaining computer games businesses;

o the operating and stock price performance of other companies that investors may deem comparable to us;

o news relating to trends in our markets; and

o entrance into new lines of business and acquisitions of businesses, including our recent SendTec acquisition.

In addition, with regard to our acquisition of SendTec the trading price of our Common Stock may decline if:

o integration of theglobe.com and SendTec is unsuccessful or is delayed;

o the combined company does not achieve the perceived benefits of the acquisition as rapidly or to the extent anticipated by investors;

o the effect of the acquisition on the combined company's financial results or condition is not consistent with the expectations of financial investors; or

o the dilution in shareholder ownership related to the issuance of shares of theglobe.com's Common Stock in connection with the acquisition is perceived negatively by investors.

The market price of our Common Stock could also declines as a result of unforeseen factors related to the acquisition.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14 as of September 30, 2004. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated any change in our internal control over financial reporting that occurred during the nine months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, and have determined there to be no reportable changes except as described below.

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

In September 2004 an enhancement was added to our fraud prevention software which automatically evaluates registration transactions in real time to determine whether to accept, reject or hold for further manual review. The implementation of this rules-based enhancement is expected to improve the effectiveness and efficiency of our fraud screening process.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 6 - "Litigation" of the Financial Statements included in this Report.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a) Sales of Unregistered Securities

On September 1, 2004, theglobe closed upon an Agreement and Plan of Merger dated August 31, 2004 (the "Merger Agreement"), pursuant to which the Company acquired all of the issued and outstanding shares of capital stock of SendTec, Inc. ("SendTec"). Pursuant to the terms of the merger, in consideration for the acquisition of SendTec, theglobe paid or will pay consideration consisting of:
(i) $6,000,000 in cash, (ii) the issuance of an aggregate of 17,500,000 shares of theglobe's common stock (the "Common Shares"), (iii) the issuance of an aggregate of 175,000 shares of Series H Automatically Converting Preferred Stock (which as more fully described below, is convertible into 17,500,000 shares of theglobe's common stock) (the "Preferred Stock"), and (iv) a subordinated promissory note in the amount of $1 million (the "Note") (collectively, the "Initial Merger Consideration"). In addition, warrants to acquire shares of common stock would be issued to SendTec shareholders when and if SendTec exceeds forecasted operating income, as defined, of $10.125 million (the "Income Target"), for the year ending December 31, 2005 (the "Earn-out Consideration" and collectively with the Initial Merger Consideration, the "Merger Consideration"). The number of Earn-out Warrants would range from an aggregate of 250,000 to 2,500,000 (if actual operating income exceeds the forecast by at least 10%). If and to the extent the warrants are earned, the exercise price of the performance warrants would be $0.27 per share and they will be exercisable for a period of 5 years. The Note bears interest at the rate of 4% per annum and matures in one lump sum of principal and interest on September 1, 2005.

The Merger Consideration was distributed pro rata to the shareholders of SendTec in accordance with their respective ownership interests.

As part of the Merger, 100,000 shares of Preferred Stock (convertible into 10 million shares of common stock) (the "Escrow Shares") are being held in escrow for potential recovery by theglobe in the event of a breach of the Merger Agreement by SendTec or its shareholders. In general, the Escrow Shares, together with the sums due under the Note, would be the sole source of recourse against the shareholders of SendTec in the event of a breach of the Merger Agreement and theglobe would not have recourse against the cash portion or other shares of common stock or Preferred Stock distributed to the SendTec shareholders as part of the Merger Consideration. Assuming no claims are then pending, the Escrow Shares would be distributed to SendTec shareholders after expiration of one year from the date of closing.

Except as provided by law, the Preferred Stock will vote with the holders of common stock on all matters on an "as-converted" basis, other than the Capital Amendment described below as to which it will not vote. The Preferred Stock will automatically convert into shares of theglobe's common stock on a 1 for 100 basis at such time as theglobe files an amendment to its certificate of incorporation with the Delaware Secretary of State's Office to increase its authorized shares of common stock from 200,000,000 to at least 300,000,000 (the "Capital Amendment"). theglobe intends to seek shareholder authorization for an amendment which will increase its authorized shares of Common Stock to 500,000,000 at its annual meeting of stockholders scheduled to be held November 30, 2004. Five of the former shareholders of SendTec (whom collectively received approximately 82% of the shares of common stock issued in the Merger, together with theglobe's Chairman, Michael Egan (together with certain affiliates which he controls), have agreed to vote (or have granted proxies to so vote) their shares of Common Stock in favor of the Capital Amendment. Together with such former SendTec shareholders and Mr. Egan control the vote over approximately
69.25 million of theglobe's 156 million issued and outstanding shares of common stock. The Capital Amendment will be approved if the holders of a majority of the outstanding shares of common stock vote in its favor.

In the event that the Capital Amendment is not approved for any reason at the annual meeting then on the 10th day following the failure to approve the Capital Amendment, the remaining shares of Preferred Stock will automatically convert into whatever number of shares of Common Stock which theglobe then has remaining available for issuance (after giving affect to approximately 33.7 million shares reserved for issuance under previously outstanding options and warrants), less up to 3 million additional shares as may be designated by theglobe. After giving effect to the reservation of shares underlying outstanding options and warrants to acquire shares of theglobe's common stock (including options issued in connection with the Merger) and the shares of common stock issued in the Merger, theglobe presently has issued and outstanding (or reserved for issuance) approximately 197 million shares of common stock, leaving a maximum of approximately 3 million shares (assuming no further shares of common stock are issued prior to such date) which could be further issued upon conversion of the Preferred Stock absent the increase in common stock contemplated by the Capital Amendment or other arrangements satisfactory to the holders of any options or warrants to acquire shares. With regard to any shares of Preferred Stock which theglobe does not automatically convert into shares of common stock, the holders of the Preferred Stock may thereafter convert such remaining Preferred Stock into a subordinated promissory note (a "Conversion Note") from theglobe. If issued, the Conversion Note will be due in one lump sum on the later of the first anniversary of its issuance or December 31, 2005 and will bear interest at the rate of 4% per annum. The principal amount of the Conversion Note would be equal to the product of (A) the number of shares of theglobe's common stock that would have been issued upon conversion of the shares of the Preferred Stock that were not converted into common stock and (B) the lesser of (i) the Fair Market Value, as defined, of theglobe's common stock in the 20 trading days immediately prior to the conversion date and (ii) $0.83. If none of the remaining shares of

Preferred Stock were converted into common stock, the maximum principal amount of the Conversion Note (based upon the maximum conversion rate of $0.83 per share) would be approximately $14.5 million.

The Company has agreed to file a registration statement relating to the resale of the shares of common stock issued in the Merger and the shares of common stock underlying the Preferred Stock on or before January 29, 2005 and to cause the effectiveness of such registration on or before September 1, 2005. The Company also agreed to keep the registration effective until at least the third anniversary of the Closing. Pursuant to the terms of the Merger, in general, the common stock and Preferred Stock (and the underlying shares of common stock) issued in the Merger may not be sold or otherwise transferred for a period of one (1) year without the prior written consent of the Company.

The Merger Securities issued or issuable in the SendTec Acquisition were directed solely to the approximately 35 shareholders of SendTec. The Company believes that the SendTec shareholders were, either alone or with their representatives in the merger, sophisticated and further that substantially all of the SendTec shareholders were accredited, within the meaning of such terms under applicable securities laws. Consequently, the Company believes that such offers and sales of the Merger Securities were exempt from registration pursuant to Sections 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder.

(b) Use of Proceeds from Sales of Registered Securities.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

3.1 Certificate of Amendment Relating to the Designation Preferences and Rights of the Series H Automatically Converting Preferred Stock. (1)

4.1 Form of Warrant relating to potential issuance of Earn-out Consideration.
(1)

10.1 Agreement and Plan of Merger dated August 31, 2004 by and between theglobe.com, inc., SendTec Acquisition Corporation and SendTec, Inc., among others. (1)

10.2 Employment Agreement dated September 1, 2004 by and between SendTec, Inc. and Paul Soltoff. (1)

10.3 Stockholders' Agreement dated September 1, 2004 by and between theglobe.com and certain named stockholders. (18)

10.4 theglobe.com 2004 Stock Option Plan. (4)

10.5 Promissory Note dated September 1, 2004. (1)

10.6 Form of Potential Conversion Note relating to Series H Preferred Stock. (1)

10.7 Indemnification Agreement dated September 17, 2004 between theglobe.com, inc. and Paul Soltoff. (2)

18.1 Independent Accountant Preferability Letter. (3)

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

----------------

(1) Incorporated by reference to our Form 8-K dated September 7, 2004, relating to Items 1.01 and 2.01 disclosure of the August 31, 2004, entry into and the September 1, 2004 closing upon an Agreement and Plan of Merger pursuant to which theglobe.com acquired all of the issued and outstanding shares of capital stock of SendTec, Inc.

(2) Incorporated by reference to our Form 8-K/A dated September 21, 2004, which amended a previously filed Form 8-K dated September 7, 2004, relating to an Item
1.01 disclosure of the Indemnification Agreement dated September 17, 2004, between theglobe.com and Paul Soltoff, a member of the Board of Directors of theglobe.com and an Item 9.01 disclosure of the financial statements of the acquired business of SendTec, Inc. and the related pro forma financial information.

(3) Incorporated by reference to our Form 10-QSB for the quarterly period ended June 30, 2004, as filed on August 13, 2004.

(4) Incorporated by reference to our Form S-8 as filed on October 13, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned thereto duly authorized.

theglobe.com, inc.


November 12, 2004





                                /s/ Michael S. Egan
                                ----------------------------------
                                Michael S. Egan
                                Chief Executive Officer
                                (Principal Executive Officer)





                                /s/ Albert J. Detz
                                ----------------------------------
                                Albert J. Detz
                                Chief Financial Officer
                                (Principal Financial Officer)

                                  EXHIBIT INDEX

3.1 Certificate of Amendment Relating to the Designation Preferences and Rights of the Series H Automatically Converting Preferred Stock. (1)

4.1 Form of Warrant relating to potential issuance of Earn-out Consideration.
(1)

10.1 Agreement and Plan of Merger dated August 31, 2004 by and between theglobe.com, inc., SendTec Acquisition Corporation and SendTec, Inc., among others. (1)

10.2 Employment Agreement dated September 1, 2004 by and between SendTec, Inc. and Paul Soltoff. (1)

10.3 Stockholders' Agreement dated September 1, 2004 by and between theglobe.com and certain named stockholders. (18)

10.4 theglobe.com 2004 Stock Option Plan. (4)

10.5 Promissory Note dated September 1, 2004. (1)

10.6 Form of Potential Conversion Note relating to Series H Preferred Stock. (1)

10.7 Indemnification Agreement dated September 17, 2004 between theglobe.com, inc. and Paul Soltoff. (2)

18.1 Independent Accountant Preferability Letter. (3)

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

--------------------

(1) Incorporated by reference to our Form 8-K dated September 7, 2004, relating to Items 1.01 and 2.01 disclosure of the August 31, 2004, entry into and the September 1, 2004 closing upon an Agreement and Plan of Merger pursuant to which theglobe.com acquired all of the issued and outstanding shares of capital stock of SendTec, Inc.

(2) Incorporated by reference to our Form 8-K/A dated September 21, 2004, which amended a previously filed Form 8-K dated September 7, 2004, relating to an Item
1.01 disclosure of the Indemnification Agreement dated September 17, 2004, between theglobe.com and Paul Soltoff, a member of the Board of Directors of theglobe.com and an Item 9.01 disclosure of the financial statements of the acquired business of SendTec, Inc. and the related pro forma financial information.

(3) Incorporated by reference to our Form 10-QSB for the quarterly period ended June 30, 2004, as filed on August 13, 2004.

(4) Incorporated by reference to our Form S-8 as filed on October 13, 2004.