Form 10KSB
period 2004-12-31
THEGLOBE COM INC
filed 2005-03-30
CIK 1066684

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

                     110 EAST BROWARD BOULEVARD, SUITE 1400
                           FORT LAUDERDALE, FL. 33301
                  --------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (954) 769 - 5900
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

             Securities registered pursuant to Section 12(g) of the
                                      Act:

                     Common Stock, par value $.001 per share
                         Preferred Stock Purchase Rights

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: [X]Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B (Sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 the Securities Exchange Act of 1934). Yes [ ] No [X]

Registrant's revenues for the fiscal year ended December 31, 2004 were $16,041,032.

The number of shares outstanding of the Registrant's Common Stock, $.001 par value (the "Common Stock") as of March 10, 2005 was 175,186,997.

Aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of the close of business on March 10, 2005: $18,314,614.*

*Includes voting stock held by third parties, which may be deemed to be beneficially owned by affiliates, but for which such affiliates have disclaimed beneficial ownership.

                               THEGLOBE.COM, INC.
                                   FORM 10-KSB


                                TABLE OF CONTENTS

PART I

Item  1.    Business                                                          5
Item  2.    Properties                                                       15
Item  3.    Legal Proceedings                                                15
Item  4.    Submission of Matters to a Vote of Security Holders              17

PART II

Item  5.    Market for Common Equity, Related Stockholder Matters
                and Small Business Issuer Purchases of Equity Securities     18
Item  6.    Management's Discussion and Analysis or Plan of Operation        20
Item  7.    Consolidated Financial Statements and Supplementary Data         51
Item  8.    Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure                                     85
Item  8A.   Controls and Procedures                                          85
Item  8B.   Other Information                                                85

PART III

Item  9.    Directors and Executive Officers of the Registrant               86
Item  10.   Executive Compensation                                           89
Item  11.   Security Ownership of Certain Beneficial Owners and Management
                 and Related Stockholder Matters                             93
Item  12.   Certain Relationships and Related Transactions                   94
Item  13.   Exhibits                                                         96
Item  14.   Principal Accountant Fees and Services                           99

SIGNATURES                                                                  100

FORWARD LOOKING STATEMENTS

This Form 10-KSB contains forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology, such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "intend," "potential" or "continue" or the negative of such terms or other comparable terminology, although not all forward-looking statements contain such terms. In addition, these forward-looking statements include, but are not limited to, statements regarding:

      o     implementing our business plans;

      o marketing and commercialization of our existing products and those products under development;

      o plans for future products and services and for enhancements of existing products and services;

      o     our ability to implement cost reduction programs;

      o     potential governmental regulation and taxation;

      o     the outcome of any litigation;

      o     our intellectual property;

      o     our estimates of future revenue and profitability;

      o     our estimates or expectations of continued losses;

      o our expectations regarding future expenses, including research and development, sales and marketing, and general and administrative expenses;

      o difficulty or inability to raise additional financing, if needed, on terms acceptable to us;

      o our estimates regarding our capital requirements and our needs for additional financing;

      o     attracting and retaining customers and employees;

      o     rapid technological changes in our industry and relevant markets;

      o     sources of revenue and anticipated revenue;

      o     plans for future acquisitions and entering new lines of business;

      o     plans for divestitures of certain businesses or assets;

      o     competition in our market; and

      o     our ability to continue to operate as a going concern.

These statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are not required to and do not intend to update any of the forward-looking statements after the date of this Form 10-KSB or to conform these statements to actual results. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-KSB might not occur. Actual results, levels of activity, performance, achievements and events may vary significantly from those implied by the forward-looking statements. A description of risks that could cause our results to vary appears under "Risk Factors" and elsewhere in this Form 10-KSB.

In this Form 10-KSB, we refer to information regarding our potential markets and other industry data. We believe that we have obtained this information from reliable sources that customarily are relied upon by companies in our industry, but we have not independently verified any of this information.

PART I

ITEM 1. BUSINESS

As of December 31, 2004, theglobe.com, inc. (the "Company" or "theglobe") managed three primary lines of business. One line of business, Voice over the Internet Protocol ("VoIP") telephony services, includes voiceglo Holdings, Inc., a wholly-owned subsidiary of theglobe that offers VoIP-based phone services and features. The term VoIP refers to a category of hardware and software that enables people to use the Internet to make phone calls. The second line of business consists of our historical network of three wholly-owned businesses, each of which specializes in the games business by delivering games information and selling games in the United States and abroad. These businesses are: our print publication Computer Games Magazine; our Computer Games Online website (www.cgonline.com), which is the online counterpart to Computer Games Magazine; and our Chips & Bits, Inc. (www.chipsbits.com) games distribution company. We entered a third line of business, marketing services, on September 1, 2004, with our acquisition of SendTec, Inc. ("SendTec"), a direct response marketing services and technology company.

As of December 31, 2004, the Company's revenue was derived principally from the newly acquired operations of SendTec, as well as from the operations of our computer games related businesses. Our VoIP products and services have yet to produce any significant revenue.

Subsequent to December 31, 2004, management has been actively re-evaluating the Company's primary business lines, particularly in view of the Company's critical need for cash and the overall net losses of the Company. As a result, management is currently exploring a number of strategic alternatives for the Company and/or its businesses, including continuing to operate the businesses, selling certain businesses or assets, or entering into new lines of businesses. See the "Liquidity and Capital Resources" section of Management's Discussion and Analysis or Plan of Operation for a more complete discussion.

HISTORICAL OVERVIEW

theglobe was incorporated on May 1, 1995 (inception) and commenced operations on that date. Originally, theglobe.com was an online community with registered members and users in the United States and abroad. That product gave users the freedom to personalize their online experiences by publishing their own content and by interacting with others having similar interests. However, due to the deterioration of the online advertising market, the Company was forced to restructure and ceased the operations of its online community on August 15, 2001. The Company then sold most of its remaining online and offline properties. The Company continues to operate its Computer Games print magazine and the associated website Computer Games Online (www.cgonline.com), as well as the games distribution business of Chips & Bits, Inc. (www.chipsbits.com). On June 1, 2002, Chairman Michael S. Egan and Director Edward A. Cespedes became Chief Executive Officer and President of the Company, respectively.

On November 14, 2002, the Company acquired certain Voice over Internet Protocol ("VoIP") assets and is now aggressively pursuing opportunities related to this acquisition under the brand names, voiceglo, GloPhone and GloConnect. In exchange for the assets, the Company issued warrants to acquire 1,750,000 shares of its Common Stock and an additional 425,000 warrants as part of an earn-out structure upon the attainment of certain performance targets. The earn-out performance targets were not achieved and the 425,000 earn-out warrants expired on December 31, 2003.

In February 2003, the Company committed to fund operating expenses of Tralliance Corporation ("Tralliance"), a development stage Internet related business venture, at the Company's discretion in the form of a loan. Approximately $1.0 million had been advanced to the venture as of December 31, 2004. We have the option to acquire Tralliance in exchange for the issuance of an aggregate of 1,500,000 shares of our Common Stock. In November 2004, the Company announced that Tralliance had entered into exclusive technical and commercial negotiations with the Internet Corporation for Assigned Names and Numbers ("ICANN") to become the registry for the ".travel" top-level domain. As of March 25, 2005, Tralliance continues to negotiate with ICANN and has not yet been awarded the right to become the registry operator for the ".travel" top-level domain.

On May 28, 2003, the Company acquired Direct Partner Telecom, Inc. ("DPT"), a company engaged in VoIP telephony services in exchange for 1,375,000 shares of the Company's Common Stock and the issuance of warrants to acquire 500,000 shares of the Company's Common Stock. The transaction included an earn-out arrangement whereby the former stockholders of DPT may earn additional warrants to acquire up to 2,750,000 shares of the Company's Common Stock at an exercise price of $0.72 per share upon the attainment of certain performance targets by DPT over approximately a three year period following the date of acquisition. The performance targets for the first 500,000 of these earn-out warrants were not achieved and expired on March 31, 2004. An additional 750,000 of the warrants will be forfeited effective March 31, 2005, as performance targets for the second of the three year periods will not be achieved. Subject to certain qualifications, the warrants will accelerate and be deemed earned in the event of a "change in control" of the Company, as defined in the acquisition documents.

DPT was a specialized international communications carrier providing VoIP communications services to emerging countries. The DPT network had provided "next generation" packet-based telephony and value added data services to carriers and businesses in the United States and internationally. The Company acquired all of the physical assets and intellectual property of DPT and originally planned to continue to operate the company as a subsidiary and engage in the provision of VoIP services to other telephony businesses on a wholesale transactional basis. In the first quarter of 2004, the Company decided to suspend DPT's wholesale business and dedicate the DPT physical and intellectual assets to its retail VoIP business. As a result, the Company wrote off the goodwill associated with the purchase of DPT and has since employed these physical assets in the build out of the retail VoIP network.

On September 1, 2004, the Company closed upon an Agreement and Plan of Merger dated August 31, 2004, pursuant to which the Company acquired all of the issued and outstanding shares of capital stock of SendTec, a direct response marketing services and technology company. Pursuant to the terms of the Merger, in consideration for the acquisition of SendTec, theglobe paid consideration consisting of: (i) $6,000,000 in cash, excluding transaction costs, (ii) the issuance of an aggregate of 17,500,024 shares of theglobe's Common Stock, (iii) the issuance of an aggregate of 175,000 shares of Series H Automatically Converting Preferred Stock (which as more fully described below, was subsequently converted into approximately 17,500,500 shares of theglobe's Common Stock), and (iv) the issuance of a subordinated promissory note in the amount of $1 million. In addition, warrants to acquire shares of the Company's Common Stock would be issued to SendTec shareholders when and if SendTec exceeds forecasted operating income, as defined, of $10.125 million, for the year ending December 31, 2005. The number of earn-out warrants would range from an aggregate of 250,000 to 2,500,000 (if actual operating income exceeds the forecast by at least 10%). If and to the extent the warrants are earned, the exercise price of the performance warrants would be $0.27 per share and they will be exercisable for a period of five years. The Company also issued an aggregate of approximately 4,000,000 replacement options to acquire theglobe's Common Stock for each of the issued and outstanding options to acquire SendTec shares held by the former employees of SendTec. The subordinated promissory note bears interest at the rate of 4% per annum and matures in one lump sum of principal and interest on September 1, 2005.

Each share of the Series H Preferred Stock was automatically converted into 100 shares of theglobe's Common Stock on December 1, 2004, the effective date of the amendment to the Company's certificate of incorporation increasing its authorized shares of Common Stock from 200,000,000 shares to 500,000,000 shares.

OUR LINES OF BUSINESS

                           OUR VOIP TELEPHONY BUSINESS

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

Development of our VoIP Business. On November 14, 2002, we entered the VoIP business by acquiring certain software assets from Brian Fowler. Today those assets serve as the foundation of the products we offer and market under the brand names, "voiceglo," "GloPhone" and "GloConnect."

On May 28, 2003, the Company acquired DPT, a company engaged in VoIP wholesale telephony services. At the time we acquired DPT, it was a specialized international communications carrier providing wholesale VoIP communications services to emerging countries. In the first quarter of 2004, we decided to suspend DPT's wholesale business and dedicate the DPT physical and intellectual assets to our retail VoIP business.

During the third quarter of 2003, the Company launched its first suite of consumer and business level VoIP services. The Company launched its browser-based GloPhone product during the first quarter of 2004. These services allow consumers and enterprises to communicate using VoIP technology for dramatically reduced pricing compared to traditional telephony networks. The services also offer traditional telephony features such as voicemail, caller ID, call forwarding, and call waiting for no additional cost to the consumer, as well as incremental services that are not currently supported by the public switched telephone network ("PSTN") like the ability to use numbers remotely and voicemail to email services.

Additionally, in November 2004, the Company announced a beta version of an "instant messenger" or "IM" related application which it is marketing under the name "GloConnect." The new GloConnect application utilizes the Company's proprietary web and PC-based GloPhone platform and enables users to chat via voice or text across multiple platforms using their preferred instant messenger service, such as AOL's AIM, MSN's Messenger, Yahoo! Messenger and ICQ.

The Company now offers VoIP services, on a retail basis, to individual consumers and currently provides two primary types of services:

      o Browser-Based - full functioning voice and messaging capabilities that reside on the computer desktop and also include web-based solutions. The only system requirements are a browser and an Internet connection. The Company is seeking various patents to protect its position. The browser-based products work on broadband, dial-up and wi-fi Internet connections and can optionally be used with a USB phone or other peripheral devices.

      o Hardware-Based - a traditional phone line replacement service. Requires a voiceglo adapter, a regular phone and an Internet connection or can optionally be used with a USB phone directly over a user's computer if desired. The service works on broadband, dial-up and wi-fi Internet connections.

The  browser-based   products  are  marketed  under  the  names  "GloPhone"  and
"GloConnect":

      o Users acquire the products by downloading a simple "plug-in" to their browsers. The download is a simple process and once it's completed, the user's browser is enabled for voice and messaging communications;

      o Users choose their levels of service from a number of packages offered as part of the download process and are enabled with a working United States telephone number;

      o GloPhone and GloConnect users speak and message free to other GloPhone and GloConnect users;

      o Both products are used by either utilizing the computer's microphone and speakers or using an external device, such as a USB phone or headset; and

      o Users can utilize their services when traveling through the "Glo2Go" web-based applications.

The hardware-based home and business replacement products are provided as different "packages" under the "voiceglo" brand:

      o The home and business replacement products are meant to "replace" existing traditional phone service with voiceglo's service;

      o The voiceglo adapter allows use of traditional telephone handsets with the voiceglo service;

      o All voiceglo packages include features such as caller ID, call waiting, etc.; and

      o     voiceglo users speak free to other voiceglo users.


During the latter part of 2004, the Company discontinued offering its "voiceglo" hardware-based home and business replacement products to new customers, and is now only providing service to and supporting existing "voiceglo" customers. The Company is currently developing and testing a number of new VoIP products and features, which allow users to communicate via mobile phones, traditional land line phones and/or computers. It plans to release a number of these new products and features beginning in the second quarter of 2005.

Sales and Marketing. The Company is continuing to develop its 2005 product sales and distribution strategy, which is presently focused on promoting its new products and features to be released in 2005 in connection with its current "GloPhone" and "GloConnect" products. The Company intends to market its services through both direct and indirect retail sales channels, primarily through Internet advertising and structured customer referral programs.

Development of our Network and Carrier Relationships; Equipment Suppliers. In order to offer our services we have invested substantial time, capital and other resources on the development of our VoIP network. Our VoIP network is comprised of switching hardware and software, servers, billing and inventory systems, and telecommunication carrier services. We own and operate VoIP equipment located in leased data center facilities in Miami, New York, Atlanta and Boston, and interconnect these switches utilizing a leased transport network through numerous carrier agreements with third party providers. Through these carrier relationships we are able to carry the traffic of our customers over the Internet and interact with the PSTN. These carrier relationships also provide the Company with a leased network for telephone numbers, or "footprint," in more than 100 area codes in approximately 34 states. The network also provides for both domestic and international call termination. We generally enter into one year agreements with these data centers and carriers, with the terms of several agreements extending to three to five years. The capacity of our VoIP network, presently greatly exceeds the current level of customer demand and usage. The Company has been successful in recently terminating substantially all of the minimum usage requirement commitments for which it was previously obligated under certain of its carrier agreements. Additionally, the Company is currently negotiating to reduce the amounts payable during 2005 for other network data center and carrier circuit interconnection services.

Research and Development. Internet telephony is a technical service offering. As a technology, basic VoIP service, although complex, is well-understood and has been adapted by many companies that are selling basic services to consumers and businesses worldwide. The Company, however, believes that in order to be competitive and differentiate itself among its peers, it must continuously upgrade its service offering. To that end, the Company is engaged in a program of continuous development of its products. Since the initial launch of its VoIP service, the Company has introduced a number of new features which have increased the functionality of its products and has plans to introduce additional new products and features in the future.

                           OUR COMPUTER GAMES BUSINESS

Computer Games Magazine and Now Playing Magazine

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

- In Spring 2004, a new magazine, Now Playing began to be delivered within Computer Games magazine and in March 2005, Now Playing began to be distributed as a separate publication. Now Playing covers movies, DVD's, television, music, games, comics and anime, and is designed to fulfill the wider pop culture interests of our current readers and to attract a more diverse group of advertisers; autos, television, telecommunications and film to name a few.

Computer Games Online

Computer Games Online (www.cgonline.com) is the online counterpart to Computer Games magazine. Computer Games Online is a source of free computer games news and information for the sophisticated gamer, featuring news, reviews and previews.

- Features of Computer Games Online include: game industry news; truthful, concise reviews; first looks, tips and hints; multiple content links; thousands of archived files; and easy access to game buying.

Now Playing Online

Now Playing Online (www.nowplayingmag.com) is the online counterpart for Now Playing magazine. Now Playing Online provides free, up-to-date entertainment news and information for the pop culture consumer.

-     Features of Now Playing Online include: industry news in music, movies and
      games;  reviews  of  concerts,   movies  and  DVDs;  and  exclusive  video
      interviews by Now Playing writers done with well-known Hollywood stars.

Chips & Bits

Chips & Bits (www.chipsbits.com) is a games distribution business that attracts customers in the United States and abroad. Chips & Bits covers all the major game platforms available, including Macintosh, Window-based PCs, Sony PlayStation, Sony PlayStation2, Microsoft's Xbox, Nintendo 64, Nintendo's GameCube, Nintendo's Game Boy, and Sega Dreamcast, among others.

Advertising. We continue to attract major advertisers to our Computer Games print magazine, which is a widely respected consumer print magazine for gamers. During the years ended December 31, 2004 and 2003, no single advertiser accounted for more than 10% of total net revenue. For the twelve months ended December 31, 2004, 42 clients advertised in our Computer Games magazine. Following a series of cost reduction measures and restructuring, we currently have an internal advertising sales staff of two account executives and an advertising director, all of whom are dedicated to selling advertising space in our Computer Games print magazine and online. Although these professionals focus on developing long-term strategic relationships with clients as they sell advertisements in our Computer Games print magazine, most of our actual advertising contracts are for periods of one to three months.

                         OUR MARKETING SERVICES BUSINESS

On September 1, 2004, the Company acquired SendTec, a direct response marketing services and technology company. SendTec provides clients a complete offering of direct marketing products and services to help their clients market their products both on the Internet ("online") and through traditional media channels such as television, radio and print advertising ("offline"). By utilizing SendTec's marketing products and services, SendTec's clients seek to increase the effectiveness and the return on investment of their advertising campaigns. SendTec's online and offline direct marketing products and services include strategic campaign development, creative development, creative production and post-production, media buying and tracking, campaign management, campaign analysis and optimization, technology systems implementation and integration for campaign tracking and many other agency type services. In addition, SendTec has a suite of technology solutions, Results, Optimization, Yield ("ROY"), SendTec Optimization and Reporting ("SOAR") and iFactz, which enable it to deliver, track, and optimize direct marketing campaigns across multiple distribution channels, including television, radio, direct mail, print and the Internet. The combination of SendTec's direct marketing capabilities, technology and experience in both online and offline marketing, enable its clients to optimize their advertising campaigns across a broad spectrum of advertising mediums. SendTec is organized into two primary product line divisions, the Direct Net Advertising Division and the Creative South Division. Additionally, its proprietary iFactz technology provides software tracking solutions that benefit both the Direct Net Advertising and Creative South businesses.

DirectNet Advertising (DNA)

DNA is the digital marketing services division of SendTec. DNA offers a variety of products and services that enable online advertisers and publishers to generate performance based results through online marketing channels such as, web advertising, e-commerce up-sells, affiliate marketing, search marketing and email marketing. DNA's broad range of products and services include creative strategy and execution, strategic offer development, production planning, media planning, media buying and search optimization. Through these products and services DNA's clients can address all aspects of the marketing continuum, from strategic planning through execution, including results management and campaign refinements. DNA's proprietary technologies, including its ROY online tracking software, allow advertisers and publishers to track, report and optimize online campaign activity all the way to the "conversion level" (which means a consumer's actual response to the offer, as for example, by making a purchase). DNA's knowledge of digital advertising strategies, targeting methods, media placements and creative executions combined with its innovative and dependable technology help DNA's clients to improve their advertising performance and return on investment.

Creative South

Creative South is the creative strategy, production and media buying division of SendTec. Creative South services both online and offline clients of SendTec, and its production capabilities cover a range of distribution media including television, radio, direct mail, print and digital. Creative South has developed, produced and distributed numerous direct response television campaigns for clients and has received national awards for its creative and production work. Creative South maintains in-house two state-of-the-art non-linear digital video editing suites. Creative South's production department includes experienced directors, producers and editors on staff. Creative South's media buying department provides a full range of services including strategic media planning, media trafficking, media buying, media tracking and post-buy media and financial analysis. Creative South's media buying department has executed media buying assignments for all types of television (broadcast and cable), radio and print formats and Creative South's long time relationships with its media partners have enabled SendTec to provide its clients competitive media prices.

iFactz

iFactz is SendTec's Application Service Provider or "ASP" technology that tracks and reports the online responses that are generated from offline direct response advertising. Historically, advertisers have lacked the ability to accurately track which offline advertising yields results online and thus advertisers have been unable to properly optimize their media buys. iFactz intelligently tracks and reports web activity from all offline advertising - TV (even national cable), radio, print and direct mail - in real time. iFactz's Intelligent Sourcing(TM) is a patent-pending media technology that informs the user where online customers come from, and what corresponding activity they produced on the user's website. The iFactz patent was filed in November of 2001 and SendTec expects the patent application for iFactz to be reviewed during 2005. iFactz's ASP design enables advertisers to implement and access the technology in a timely and cost efficient manner, as there are no cumbersome, time-consuming and costly implementation expenses and lead times. iFactz is licensed to clients both as a stand alone technology solution and as part of an overall campaign offering.

COMPETITION

VOIP TELEPHONY BUSINESS. The telecommunications industry has experienced a great deal of instability during the past several years. During the 1990s, forecasts of very high levels of future demand brought a significant number of new entrants and new capital investments into the industry. New global carriers were joined by many of the largest traditional carriers and built large global or regional networks to compete with the global wholesalers. However, in the last several years many of the new global carriers and many industry participants have either gone through bankruptcy or no longer exist. The networks were built primarily to meet the expected explosion in bandwidth demand from data, with specific emphasis upon Internet applications. Those forecasts have not materialized, telecommunications capacity now far exceeds actual demand, and the resulting marketplace is characterized by fierce price competition as traditional and next generation carriers compete to secure market share. Resulting lower prices have eroded margins and have kept many carriers from attaining positive cash flow from operations.

During the past several years, a number of companies have introduced services that make Internet telephony or voice services over the Internet available to businesses and consumers. All major telecommunications companies, including entities like AT&T, Verizon, Sprint and MCI, as well as iBasis, Net2Phone and deltathree, compete or can compete directly with us. A number of cable operators have also begun to offer VoIP telephony services via cable modems which provide access to the Internet.

Our competitors can be divided into domestic competitors and international competitors. The international market is highly localized. In markets where telecommunications have been fully deregulated, the competition continues to increase. In newly deregulated markets even new entrants to the VoIP space can rapidly capture significant market share. Competitors in these markets include both government-owned and incumbent phone companies, as well as emerging competitive carriers. The principle competitive factors in this marketplace include: price, quality of service, distribution, customer service, reliability, network capacity, and brand recognition. The long distance market in the United States is highly competitive. There are numerous competitors in the pure play VoIP space and we expect to face continuing competition from these existing, as well as new, competitors. The principal competitive factors in the marketplace include those identified above, as well as enhanced communications services. Our competitors include VoIP services companies such as Net2Phone, Skype, Vonage, Go2Call and deltathree.

Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater brand recognition and more established relationships in the industry than we have. As a result, certain of these competitors may be able to adopt more aggressive pricing policies which may hinder our ability to market our voice services.

COMPUTER GAMES BUSINESS. Competition among games print magazines is high. We compete for advertising and circulation revenues principally with publishers of other technology and games magazines with similar editorial content as our magazine. The technology magazine industry has traditionally been dominated by a small number of large publishers. We believe that we compete with other technology and games publications based on the nature and quality of our magazines' editorial content and the attractive demographics of our readers.

The computer games marketplace has become increasingly competitive due to acquisitions, strategic partnerships and the continued consolidation of a previously fragmented industry. In addition, an increasing number of major retailers have increased the selection of video games offered by their traditional "bricks and mortar" locations and their online commerce sites, resulting in increased competition.

MARKETING SERVICES BUSINESS. The direct response advertising market is highly competitive. We compete with a variety of large and small advertising agencies but our primary competitors are interactive marketing companies such as ValueClick, aQuantive, Advertising.com and Performics. Currently, the online performance based advertising market in which we compete is still evolving and it is expected that certain government regulations may be implemented to better define acceptable practices and methodologies.

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

Current and potential competitors may establish cooperative relationships among themselves or with third parties to increase the ability of their products and services to address the needs of our clients and prospective clients. As a result it is possible that new competitors may emerge and rapidly acquire significant market share. If we fail to compete effectively against other advertising service companies, we could lose clients or advertising inventory and our revenue could decline. We expect competition to continue to increase because there are no significant barriers to entry.

Our Results, Optimization, Yield ("ROY") online tracking software provides the Company with a unique competitive advantage by enabling us to optimize campaigns and by enabling advertising clients and distribution partners to access real-time conversion information. Additionally, our iFactz software provides an excellent complementary platform for our ROY tracking software and enables us to offer a complete technology tracking solution for online and offline direct response marketing. We believe that iFactz currently provides the Company with a significant competitive advantage in its marketing services business and we are not aware of any similar technologies available in the market today.

Historically, a high percentage of SendTec's marketing services revenue has been generated from a few major customers. We believe that a limited number of clients will continue to be the source of a substantial portion of our marketing services revenue for the foreseeable future. Key factors in maintaining our relationships with these clients include our performance on individual campaigns, the strength of our professional reputation and the relationships of our key executives with client personnel. To the extent that our performance does not meet client expectations, or our reputation or relationships with one or more major clients are impaired, our marketing services revenue could decline and its operating results could be adversely affected.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

We regard substantial elements of our websites and underlying technology as proprietary. In addition, we have developed in our VoIP business and direct response marketing business certain technologies which we believe are proprietary. Further, we are investigating other opportunities and are seeking to develop additional proprietary technology. We attempt to protect these assets by relying on intellectual property laws. We also generally enter into confidentiality agreements with our employees and consultants and in connection with our license agreements with third parties. We also seek to control access to and distribution of our technology, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar technology independently. We pursue the registration of our trademarks in the United States and internationally. We are also currently pursuing patent protection for certain of our VoIP technologies, including certain technology related to our linkage of a telephone number to an IP address and our browser to telephone interface, and for our direct response marketing business' iFactz Intelligent Sourcing(TM) media technology.

Effective trademark, service mark, copyright, patent and trade secret protection may not be available in every country in which our services are made available through the Internet. Policing unauthorized use of our proprietary information is difficult. Existing or future trademarks or service marks applied for or registered by other parties and which are similar to ours may prevent us from expanding the use of our trademarks and service marks into other areas.
Enforcing our patent rights could result in costly litigation. Our patent applications could be rejected or any patents granted could be invalidated in litigation. Should this happen, we may lose a significant competitive advantage. Additionally, our competitors or others could be awarded patents on technologies and business processes that could require us to significantly alter our technology, change our business processes or pay substantial license and royalty fees. (See "Risk Factors-We rely on intellectual property and proprietary rights.")

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

IN GENERAL. We are subject to laws and regulations that are applicable to various Internet activities. There are an increasing number of federal, state, local and foreign laws and regulations pertaining to the Internet and telecommunications, including Voice over Internet Protocol ("VoIP"). In addition, a number of federal, state, local and foreign legislative and regulatory proposals are under consideration. Laws or regulations have been and may continue to be adopted with respect to the Internet relating to, among other things, fees and taxation of VoIP telephony services, liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access, and the characteristics and quality of products and services.

Changes in tax laws relating to electronic commerce could materially affect our business, prospects and financial condition. One or more states or foreign countries may seek to impose sales or other tax collection obligations on out-of-jurisdiction companies that engage in electronic commerce. A successful assertion by one or more states or foreign countries that we should collect sales or other taxes on services could result in substantial tax liabilities for past sales, decrease our ability to compete with traditional telephony, and otherwise harm our business.

Currently, decisions of the U.S. Supreme Court restrict the imposition of obligations to collect state and local sales and use taxes with respect to electronic commerce. However, a number of states, as well as the U.S. Congress, have been considering various initiatives that could limit or supersede the Supreme Court's position regarding sales and use taxes on electronic commerce. If any of these initiatives addressed the Supreme Court's constitutional concerns and resulted in a reversal of its current position, we could be required to collect sales and use taxes. The imposition by state and local governments of various taxes upon electronic commerce could create administrative burdens for us and could adversely affect our VoIP business operations, and ultimately our financial condition, operating results and future prospects.


Moreover, the applicability to the Internet of existing laws governing issues such as intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment and personal privacy is uncertain and developing. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel, and personal privacy apply to the Internet and electronic commerce. Any new legislation or regulation, or the application or interpretation of existing laws or regulations, may decrease the growth in the use of the Internet or VoIP telephony services, may impose additional burdens on electronic commerce or may alter how we do business.

New laws and regulations may increase our costs of compliance and doing business, decrease the growth in Internet use, decrease the demand for our services or otherwise have a material adverse effect on our business.

VOIP REGULATION. The use of the Internet and private IP networks to provide voice services over the Internet is a relatively recent market development. Although the provision of such services is currently permitted by United States federal law and largely unregulated within the United States, several foreign governments have adopted laws and/or regulations that could restrict or prohibit the provision of voice communications services over the Internet or private IP networks.

FEDERAL COMMUNICATIONS COMMISSION REGULATION. In the United States, the Federal Communications Commission (the "FCC") has so far declined to make a general conclusion that all forms of VoIP services constitute telecommunications services (rather than information services). The FCC's Internet Policy Working Group was established to assist the FCC in identifying, evaluating, and addressing policy issues that will arise as traditional telecommunications services migrate to Internet based platforms. The FCC has held a forum on VoIP to study and discuss issues including regulatory classification and has held two solutions summits regarding VoIP: the first solutions summit focused on VoIP solutions for E911 issues and the second solutions summit focused on VoIP solutions for disability access issues.

On March 10, 2004, the FCC released its IP-enabled Services Notice of Proposed Rulemaking which included guidelines and questions upon which it is seeking public comment to determine what regulation, if any, will govern companies that provide VoIP services. Specifically, the FCC has expressed an intention to further examine the question of whether certain forms of phone-to-phone VoIP services are information services or telecommunications services. The two classifications are treated differently in several respects, with certain information services being regulated to a lesser degree than telecommunications services. The FCC has noted that certain forms of phone-to-phone VoIP services bear many of the same characteristics as more traditional voice telecommunications services and lack the characteristics that would render them information services. The FCC has indicated that the mechanisms for contributing to the Universal Service Fund, issues as to applicability of access charges and other matters will be considered in that context.

On March  10,  2004,  (on the same day  that  the FCC  released  its  IP-Enabled
Services Notice of Proposed Rulemaking), in a response to a petition by Pulver.com which sought a declaration that Pulver.com's Free World Dialup ("FWD") is neither telecommunications nor a telecommunications service, the FCC ruled that Pulver.com's FWD offering is an unregulated information service subject to the FCC's jurisdiction. The ruling specifically does not address whether traditional phone regulations might apply to VoIP services in which end users interconnect with the traditional telephone system.

In April 2004, in response to a petition by AT&T which sought a declaration to preclude local exchange carriers from imposing access charges on certain AT&T "phone-to-phone" IP telephony services the FCC ruled that the service that AT&T described is a telecommunications service upon which interstate access charges may be assessed. However, the FCC emphasized that its decision is limited to the type of service described by AT&T in that proceeding, i.e., an interexchange service that: (1) uses ordinary customer premises equipment (CPE) with no enhanced functionality; (2) originates and terminates on the public switched telephone network (PSTN); and (3) undergoes no net protocol conversion and provides no enhanced functionality to end users due to the provider's use of IP technology.

In November 2004, the FCC issued a Memorandum Opinion and Order ("MO&O") which preempted an order of the Minnesota Public Utilities Commission applying its traditional telephone company regulations to Vonage's DigitalVoice service, which provides VoIP service and other communications capabilities. The FCC issued this MO&O in response to a petition that Vonage filed with the FCC. The FCC concluded that the DigitalVoice service cannot be separated into interstate and intrastate communications for compliance with Minnesota's requirements without negating valid federal policies and rules. In so doing, the FCC clarified that it, not the state commissions, has the responsibility and obligation to decide whether certain regulations apply to DigitalVoice and other IP-enabled services having the same capabilities. The FCC stated that for such services, comparable regulations of other states must likewise yield to important federal objectives. However, in this MO&O, the FCC did not express an opinion on the applicability to Vonage of Minnesota's general laws governing entities conducting business within Minnesota, such as laws concerning taxation; fraud; general commercial dealings; and marketing, advertising, and other business practices. The FCC stated that it expects that as it moves forward in establishing policies and rules for DigitalVoice and other IP-enabled services, states will continue to play their vital role in protecting consumers from fraud, enforcing fair business practices, for example, in advertising and billing, and generally responding to consumer inquiries and complaints.

At the same time as Vonage filed its petition with the FCC, it filed a lawsuit in the district court in Minnesota against the Minnesota Public Utilities Commission ("Minnesota Commission") to challenge the Minnesota Commission's order asserting regulatory jurisdiction over Vonage and ordering Vonage to comply with all state statutes and regulations relating to the offering of telephone service in Minnesota. In October 2003, the district court entered a permanent injunction in favor of Vonage. In January 2004, the court denied a motion by the Minnesota Commission for reconsideration, and an appeal to the U.S. Court of Appeals for the Eighth Circuit is pending. However, other states are not bound by this decision and may reject the VoIP operator's position and may seek to subject us to regulation.

If the FCC or any state determines to regulate VoIP, they may impose surcharges, taxes, licensing or additional regulations upon providers of VoIP. These surcharges could include access charges payable to local exchange carriers to carry and terminate traffic, contributions to the Universal Service Fund or other charges. In August 2004, the FCC issued a Notice of Proposed Rulemaking in which it tentatively concluded that providers of VoIP services that the Department of Justice, Federal Bureau of Investigation, and Drug Enforcement Agency (collectively, "Law Enforcement") characterize as "managed" or "mediated" are subject to the Communications Assistance for Law Enforcement Act ("CALEA") as telecommunications carriers under the "Substantial Replacement Provision." The Substantial Replacement Provision describes the unique definition of
"telecommunications carrier" in CALEA to include entities that provide "a replacement for a substantial portion of the local telephone exchange service." Law Enforcement describes managed or mediated VoIP services as those services that offer voice communications calling capability whereby the VoIP provider acts as a mediator to manage the communication between its end points and to provide call set up, connection, termination, and party identification features, often generating or modifying dialing, signaling, switching, addressing or routing functions for the user. Law Enforcement distinguishes managed communications from "non-managed" or "peer-to-peer" communications, which involve disintermediated communications that are set up and managed by the end user via its customer premises equipment or personal computer. In these non-managed, or disintermediated, communications, the VoIP provider has minimal or no involvement in the flow of packets during the communication, serving instead primarily as a directory that provides users' Internet web addresses to facilitate peer-to-peer communications. In this proceeding, the FCC has requested comment on the appropriateness of this distinction between managed and non-managed VoIP communications for purposes of CALEA.

Regulations requiring compliance with CALEA, or provision of enhanced 911 services could also place a significant financial burden on us. The imposition of any such additional fees, charges, taxes, licenses and regulations on VoIP services could materially increase our costs and may reduce or eliminate the competitive pricing advantage we seek to enjoy.

STATE REGULATION. Although VoIP services are presently largely unregulated by the state governments, such state governments and their regulatory authorities may assert jurisdiction over the provision of intrastate IP communications services where they believe that their telecommunications regulations are broad enough to cover regulation of IP services. A number of state regulators have recently taken the position that VoIP providers are telecommunications providers and must register as such within their states. VoIP operators have resisted such registration on the position that VoIP is not, and should not be, subject to such regulations because VoIP is an information service, not a telecommunication service and because VoIP is interstate in nature, not intrastate. Various state regulatory authorities have initiated proceedings to examine the regulatory status of Internet telephony services, and in several cases rulings have been obtained to the effect that the use of the Internet to provide certain intrastate services does not exempt an entity from paying intrastate access charges in the jurisdictions in question. However, in the Vonage MO&O, the FCC found that the characteristics of Vonage's DigitalVoice service preclude any practical identification of, and separation into, interstate and intrastate communications for purposes of effectuating a dual federal/state regulatory scheme. Therefore, because it is a jurisdictionally mixed service, the FCC has exclusive jurisdiction under the Act to determine the policies and rules, if any, that govern the interstate aspect of DigitalVoice service. In fact, the FCC stated that multiple state regulatory regimes would likely violate the Commerce Clause because of the unavoidable effect that regulation on an intrastate component would have on interstate use of the service. As state governments, courts, and regulatory authorities continue to examine the regulatory status of Internet telephony services, they could render decisions or adopt regulations affecting providers of VoIP or requiring such providers to pay intrastate access charges or to make contributions to universal service funding. Should the Commission determine to regulate IP services, states may decide to follow the FCC's lead and impose additional obligations as well.

OTHER REGULATION. The regulatory treatment of IP communications outside the United States varies significantly from country to country. Some countries currently impose little or no regulation on Internet telephony services, as in the United States. Other countries, including those in which the governments prohibit or limit competition for traditional voice telephony services, generally do not permit Internet telephony services or strictly limit the terms under which those services may be provided. Still other countries regulate Internet telephony services like traditional voice telephony services, requiring Internet telephony companies to make various telecommunications service contributions and pay other taxes. We may incur substantial liabilities for expenses necessary to comply with these laws and regulations or penalties for any failure to comply. Compliance with these laws and regulations may also cause us to have to change or limit our business practices in a manner adverse to our business.

More aggressive regulation of Internet telephony providers and VoIP services may adversely affect our VoIP business operations, and ultimately our financial condition, operating results and future prospects.


CERTAIN OTHER REGULATION AFFECTING THE INTERNET. Today, there are still relatively few laws specifically directed towards online services. However, due to the increasing popularity and use of the Internet and online services, many laws and regulations relating to the Internet are being debated at all levels of governments around the world and it is possible that such laws and regulations will be adopted. It is not clear how existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel and defamation, obscenity, and personal privacy apply to online businesses. The vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. In the United States, Congress has recently adopted legislation that regulates certain aspects of the Internet, including online content, user privacy and taxation. In addition, Congress and other federal entities are considering other legislative and regulatory proposals that would further regulate the Internet. Congress has, for example, considered legislation on a wide range of issues including Internet spamming, database privacy, gambling, pornography and child protection, Internet fraud, privacy and digital signatures. For example, Congress recently passed and the President signed into law several proposals that have been made at the U.S. state and local level that would impose additional taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of e-commerce, and could diminish our opportunity to derive financial benefit from our activities. For example, in December 2004, the U.S. federal government enacted the Internet Tax Nondiscrimination Act (the "ITNA"). While the ITNA generally extends through November 2007 the moratorium on taxes on Internet access and multiple and discriminatory taxes on electronic commerce, it does not affect the imposition of tax on a charge for voice or similar service utilizing Internet Protocol or any successor protocol. In addition, the ITNA does not prohibit federal, state, or local authorities from collecting taxes on our income or from collecting taxes that are due under existing tax rules. Various states have adopted and are considering Internet-related legislation. Increased U.S. regulation of the Internet, including Internet tracking technologies, may slow its growth, particularly if other governments follow suit, which may negatively impact the cost of doing business over the Internet and materially adversely affect our business, financial condition, results of operations and future prospects. Legislation has also been proposed that would clarify the regulatory status of VoIP service. The Company has no way of knowing whether legislation will pass or what form it might take. Domain names have been the subject of significant trademark litigation in the United States and internationally. The current system for registering, allocating and managing domain names has been the subject of litigation and may be altered in the future. The regulation of domain names in the United States and in foreign countries may change. Regulatory bodies are anticipated to establish additional top-level domains and may appoint additional domain name registrars or modify the requirements for holding domain names, any or all of which may dilute the strength of our names. We may not acquire or maintain our domain names in all of the countries in which our websites may be accessed, or for any or all of the top-level domain names that may be introduced.

Internationally, the European Union has also enacted several directives relating to the Internet. The European Union has, for example, adopted a directive that imposes restrictions on the collection and use of personal data. Under the directive, citizens of the European Union are guaranteed rights to access their data, rights to know where the data originated, rights to have inaccurate data rectified, rights to recourse in the event of unlawful processing and rights to withhold permission to use their data for direct marketing. The directive could, among other things, affect U.S. companies that collect or transmit information over the Internet from individuals in European Union member states, and will impose restrictions that are more stringent than current Internet privacy standards in the U.S. In particular, companies with offices located in European Union countries will not be allowed to send personal information to countries that do not maintain adequate standards of privacy. Compliance with these laws is both necessary and difficult. Failure to comply could subject us to lawsuits, fines, criminal penalties, statutory damages, adverse publicity, and other losses that could harm our business. Changes to existing laws or the passage of new laws intended to address these privacy and data protection and retention issues could directly affect the way we do business or could create uncertainty on the Internet. This could reduce demand for our services, increase the cost of doing business as a result of litigation costs or increased service or delivery costs, or otherwise harm our business. Other laws that reference the Internet, such as the European Union's Directive on Distance Selling and Electronic Commerce has begun to be interpreted by the courts and implemented by the European Union member states, but their applicability and scope remain somewhat uncertain. Regulatory agencies or courts may claim or hold that we or our users are either subject to licensure or prohibited from conducting our business in their jurisdiction, either with respect to our services in general, or with respect to certain categories or items of our services. In addition, because our services are accessible worldwide, and we facilitate VoIP telephony services to users worldwide, foreign jurisdictions may claim that we are required to comply with their laws. For example, the Australian high court has ruled that a U.S. website in certain circumstances must comply with Australian laws regarding libel. As we expand our international activities, we become obligated to comply with the laws of the countries in which we operate. Laws regulating Internet companies outside of the U.S. may be less favorable than those in the U.S., giving greater rights to consumers, content owners, and users. Compliance may be more costly or may require us to change our business practices or restrict our service offerings relative to those in the U.S. Our failure to comply with foreign laws could subject us to penalties ranging from criminal prosecution to bans on our services.


EMPLOYEES

As of March 15, 2005, we had approximately 118 active full-time employees. Our future success depends, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel. Competition for these persons is intense. From time to time, we also employ independent contractors to support our network operations, research and development, marketing, sales and support and administrative organizations. Our employees are not represented by any collective bargaining unit and we have never experienced a work stoppage. We believe that our relations with our employees are good.

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). You may read a copy of any document we file without charge at the public reference facility maintained by the SEC in Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC maintains a Website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the SEC.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Fort Lauderdale, Florida, where we lease approximately 26,000 square feet of office space. 15,000 square feet of this space is sublet from a company which is controlled by our Chairman and the remaining 11,000 square feet is sublet from an unaffiliated company. We maintain approximately 9,500 square feet of office space in two separate locations in Vermont in connection with the operations of our Computer Games magazine and Chips & Bits, Inc. We own one property and the other is a lease which expires in September 2005. In June of 2004, we signed a two year lease for approximately 5,000 square feet of warehouse space in Pompano Beach, Florida. Additionally, we have obtained colocation space in secure telecommunications data centers located in Florida, Georgia, Massachusetts and New York which is used to house certain Internet routing and computer equipment. Our subsidiary, SendTec, Inc., leases approximately 14,500 square feet of office space in St. Petersburg, Florida and approximately 300 square feet of office space in New York City. The St. Petersburg lease commenced in April of 2004 and expires in March of 2010. The New York lease commenced in July of 2004 and expired in February of 2005. We are currently occupying temporary space in New York on a month-to-month basis and are planning to lease new space in New York.


ITEM 3. LEGAL PROCEEDINGS

On and after August 3, 2001 and as of the date of this filing, the Company is aware that six putative shareholder class action lawsuits were filed against the Company, certain of its current and former officers and directors (the "Individual Defendants"), and several investment banks that were the underwriters of the Company's initial public offering. The lawsuits were filed in the United States District Court for the Southern District of New York.

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

The Company has approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of the Company and the Individual Defendants for the conduct alleged in the action to be wrongful. The Company would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers' settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. The Company currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and the Company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, we do not expect that the settlement will involve any payment by the Company. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from the Company's insurance carriers should arise, the Company's maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. On February 15, 2005, the court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Judge Scheindlin ruled that the issuer defendants and the plaintiffs must submit a revised settlement agreement which provides for a mutual bar of all contribution claims by the settling and non-settling parties and does not bar the parties from pursuing other claims. There will be a conference with Judge Scheindlin on April 4, 2005 to discuss the status of the revised settlement agreement. The underwriter defendants will have an opportunity to object to the revised settlement agreement. There is no assurance that the parties to the settlement will be able to agree to a revised settlement agreement consistent with the court's opinion, or that the court will grant final approval to the settlement to the extent the parties reach agreement. If the settlement agreement is not approved and the Company is found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than the Company's insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

On December 16, 2004, the Company, together with its wholly-owned subsidiary, voiceglo Holdings, Inc., were named as defendants in NeoPets, Inc. v. voiceglo Holdings, Inc. and theglobe.com, inc., a lawsuit filed in Los Angeles Superior Court. The Company and its subsidiary, were parties to an agreement dated May 6, 2004, with NeoPets, Inc. ("NeoPets"), whereby NeoPets agreed to host a voiceglo advertising feature on its website for the purpose of generating registered activations of the voiceglo product featured. Consideration to NeoPets was to include specified commissions, including cash payments based on registered activations, as defined, as well as the issuance of Common Stock of theglobe.com and additional cash payments, upon the attainment of certain performance criteria. NeoPets' complaint asserts claims for breach of contract and specific performance and seeks payment of approximately $2.5 million in cash, plus interest, as well as the issuance of 1,000,000 shares of theglobe.com Common Stock. On February 22, 2005, the Company and voiceglo answered the complaint and asserted cross-claims against NeoPets for fraud and deceit, rescission, breach of contract, breach of the implied covenant of good faith and fair dealing and set-off. NeoPets has not yet answered the cross-claims and discovery has not yet begun.

Through December 31, 2004, the Company has recorded amounts due for commissions pursuant to the terms of the agreement totaling approximately $246,000. The Company believes that this is the amount NeoPets has earned relating to services performed and intends to vigorously defend its position. It is too early in the process to determine the likelihood of an unfavorable outcome, however, an unfavorable outcome could result in a liability in excess of the amount recorded.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2004 Annual Meeting of Shareholders on November 30, 2004. At the Annual Meeting, Edward A. Cespedes, Michael S. Egan, Robin Segaul-Lebowitz and Paul Soltoff were elected as Directors. All directors serve for a term of one year or until their successors are duly elected and qualified. In addition, shareholders voted to approve an amendment to the certificate of incorporation of the Company to increase the total authorized shares of Common Stock from 200,000,000 shares to 500,000,000 shares. Shareholders also voted to approve the Company's 2000 Stock Option Plan as amended and restated as of December 1, 2004.

The tabulation of the vote for the foregoing matters is set forth below:

A. Election of Directors                          For          Against          Withheld*
                                              -----------     ---------        ----------

         1.  Edward A. Cespedes               121,467,511          --            455,025

         2.  Michael S. Egan                  121,455,002          --            467,534

         3.  Robin Segaul-Lebowitz            121,467,032          --            455,504

         4.  Paul Soltoff                     121,467,932          --            454,604

B.  Proposal to Increase Authorized Shares

                                                 For           Against         Withheld*
                                              -----------     ---------        ----------
                                              104,183,467     1,028,541        2,360,628

C. Proposal to Amend and Restate Stock Option Plan

                                                 For           Against         Withheld*
                                              -----------     ---------        ----------
                                               91,523,708       765,517          397,787

-------------------
*Includes broker non-votes and abstentions

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The shares of our Common Stock trade in the over-the-counter market on what is commonly referred to as the electronic bulletin board, under the symbol "TGLO.OB" The following table sets forth the range of high and low bid prices of our Common Stock for the periods indicated as reported by the over-the-counter market (the electronic bulletin board). The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:


                      2004              2003
                 -------------    ---------------
                 High     Low     High       Low
                 -----   -----    -----     -----
Fourth Quarter   $0.56   $0.36    $2.12     $1.30
Third Quarter    $0.65   $0.24    $1.97     $1.12
Second Quarter   $0.96   $0.28    $2.56     $0.13
First Quarter    $1.42   $0.83    $0.20     $0.06


The market price of our Common Stock is highly volatile and fluctuates in response to a wide variety of factors. (See "Risk Factors-Our Stock Price is Volatile and May Decline.")

HOLDERS OF COMMON STOCK

We had approximately 717 holders of record of Common Stock as March 10, 2005. This does not reflect persons or entities that hold Common Stock in nominee or "street" name through various brokerage firms.

DIVIDENDS

We have not paid any cash dividends on our Common Stock since our inception and do not intend to pay dividends in the foreseeable future. Our board of directors will determine if we pay any future dividends.


                 SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS AS OF DECEMBER 31, 2004

                             Number of securities to be    Weighted-average exercise          Number of securities
                              issued upon exercise of        price of outstanding           remaining available for
         Plan                  outstanding options,          options, warrants and       future issuance under equity
       Category                warrants and rights                  rights                     compensation plans
-----------------------    ----------------------------    --------------------------    -----------------------------
Equity Compensation                4,729,020                      $ 1.40                         8,063,897
plans approved by
security holders

Equity Compensation               11,255,165                      $ 0.14                         2,139,835
plans not approved by
security holders

Total                             15,984,185                      $ 0.51                        10,203,732


Equity compensation plans not approved by security holders consist of the following:

      o 200,000 shares of Common Stock of theglobe.com, inc., issued to Charles Peck pursuant to the Non-Qualified Stock Option Agreement dated June 1, 2002 at an exercise price of $0.035 per share. These stock options vested immediately and have a life of ten years from date of grant.

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

      o The Company's 2003 Amended and Restated Non-Qualified Stock Option Plan (the "2003 Plan"). The purpose of the 2003 Plan is to strengthen theglobe.com, inc. by providing an incentive to certain employees and consultants (or in certain circumstances, individuals who are the principals of certain consultants) of the Company or any subsidiary of the Company, with a view toward encouraging them to devote their abilities and industry to the success of the Company's business enterprise. The 2003 Plan is administered by a Committee appointed by the Board to administer the Plan, which has the power to determine those eligible individuals to whom options shall be granted under the 2003 Plan and the number of such options to be granted and to prescribe the terms and conditions (which need not be identical) of each such option, including the exercise price per share subject to each option and vesting schedule of options granted thereunder, and make any amendment or modification to any agreement consistent with the terms of the 2003 Plan. The maximum number of shares that may be made the subject of options granted under the 2003 Plan is 1,000,000 and no option may have a term in excess of 10 years. Options to acquire an aggregate of 41,000 shares of Common Stock have been issued to various independent sales agents at a weighted average exercise price of $1.54. These stock options vested immediately and have a life of ten years from date of grant. Options to acquire an aggregate of 400,000 shares of Common Stock have been issued to various employees and independent contractors at a weighted average exercise price of $1.00. These stock options vested immediately and have a life of ten years from date of grant. Options to acquire an aggregate of 110,000 shares of Common Stock have been issued to two independent contractors at a weighted average exercise price of $1.22. These stock options vested immediately and have a life of five years from date of grant. Options to acquire 200,000 shares of Common Stock were issued to an employee at an exercise price of $0.01 per share. These stock options, with a life of ten years, were to vest upon attainment of specific performance criteria. However, in January of 2005, the employee was terminated and his options were completely vested as part of his termination agreement.

      o The Company's 2004 Stock Incentive Plan (the "2004 Plan"). The purpose of the 2004 Plan is to enhance the profitability and value of the Company for the benefit of its stockholders by enabling the Company to offer eligible employees, consultants and non-employee directors stock-based and other incentives, thereby creating a means to raise the level of equity ownership by such individuals in order to attract, retain and reward such individuals and strengthen the mutuality of interests between such individuals and the Company's stockholders. The 2004 Plan is administered by a Committee appointed by the Board to administer the Plan, which has the power to determine those eligible individuals to whom stock options, stock appreciation rights, restricted stock awards, performance awards, or other stock-based awards shall be granted under the 2004 Plan and the number of such options, rights or awards to be granted and to prescribe the terms and conditions (which need not be identical) of each such option, right or award, including the exercise price per share subject to each option and vesting schedule of options granted thereunder, and make any amendment or modification to any agreement consistent with the terms of the 2004 Plan. The maximum number of shares that may be made the subject of options, rights or awards granted under the 2004 Plan is 7,500,000 and no option may have a term in excess of 10 years. Options to acquire an aggregate of 250,000 shares of Common Stock have been issued to several employees and consultants of SendTec, Inc. at an exercise price of $0.34 per share. Twenty-five percent of these options vested immediately and the balance will vest in three equal annual installments. These options have a life of five years from date of grant. As part of the merger with SendTec, Inc., replacement options of 3,974,165 were issued to the former SendTec employees. Of these replacement options, 3,273,668 have been issued at an exercise price of $0.06 per share and 700,497 have been issued at an exercise price of $0.27 per share. The terms of these replacement options were as negotiated between representatives of theglobe and the Stock Option Committee for the SendTec 2000 Amended and Restated Stock Option Plan. In addition, theglobe also granted 1,000,000 stock options at an exercise price of $0.27 per share in connection with the establishment of a bonus option pool pursuant to which various employees of SendTec could vest in such options if SendTec exceeds certain performance targets. In October of 2004, options to acquire an aggregate of 330,000 shares of Common Stock were issued to two employees. 250,000 were issued at an exercise price of $0.52, of which 62,500 of these stock options vested immediately and the balance will vest ratably on a quarterly basis over three years. 80,000 were issued at an exercise price of $0.37 of which 32,000 of these stock options vested immediately and the balance will vest ratably on a quarterly basis over three years, although vesting may be accelerated subject to certain performance criteria. These options have a life of ten years from date of grant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

As of December 31, 2004, we managed three primary lines of business. One line of business, Voice over the Internet Protocol ("VoIP") telephony services, includes voiceglo Holdings, Inc., a wholly-owned subsidiary of theglobe.com that offers VoIP-based phone service. The term "VoIP" refers to a category of hardware and software that enables people to use the Internet to make phone calls. The second line of business consists of our historical network of three wholly-owned operations, each of which specializes in the games business by delivering games information and selling games in the United States and abroad. These businesses are: our print publication Computer Games Magazine; our Computer Games Online website (www.cgonline.com), which is the online counterpart to Computer Games Magazine; and our Chips & Bits, Inc. (www.chipsbits.com) games distribution company. We entered a third line of business, marketing services, on September 1, 2004, with our acquisition of SendTec, Inc. ("SendTec"). SendTec is a direct response marketing services and technology company.

As of December 31, 2004, our revenues were derived principally from the newly acquired operations of SendTec, as well as from the operations of our games related businesses. Our VoIP products and services have yet to produce any significant revenue.

BASIS OF PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS; GOING CONCERN

Certain matters discussed below under "Liquidity and Capital Resources" raise substantial doubt about our ability to continue as a going concern. In addition, we have received a report from our independent accountants, relating to our December 31, 2004 audited financial statements containing an explanatory paragraph stating that our recurring losses from operations and our accumulated deficit raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

RESULTS OF OPERATIONS

The nature of our business has significantly changed from 2002 to 2003 to 2004. As a result of our decision to enter the VoIP business, we have incurred substantial expenditures without corresponding revenue as we developed our retail VoIP product line and as we put into place the infrastructure for our VoIP products. Consequently, and primarily as a result of these factors, the results of operations for the year ended December 31, 2003 are not necessarily comparable to the year ended December 31, 2002. In addition, we recently entered into a new business line, marketing services, as a result of our acquisition of SendTec. SendTec's results are included in the Company's consolidated operating results from its date of acquisition, September 1, 2004. Because of our entrance into the VoIP business and our acquisition of SendTec, our results of operations for the year ended December 31, 2004 are not necessarily comparable to the year ended December 31, 2003.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

NET REVENUE. Net revenue totaled $16.0 million for the year ended December 31, 2004 as compared to $5.3 million for the year ended December 31, 2003. The $10.7 million increase in consolidated net revenue was principally the result of the $12.5 million in additional net revenue, net of intersegment eliminations, resulting from the operations of SendTec, which was acquired on September 1, 2004. Partially offsetting this additional revenue were declines of $1.6 million and $0.2 million in net revenue of our computer games and VoIP telephony services business segments, respectively.


NET REVENUE BY BUSINESS SEGMENT:
                                                    2004                2003
                                               ------------         ------------
Computer games ........................        $  3,107,637         $  4,736,032
Marketing services ....................          13,408,183                   --
VoIP telephony services ...............             391,154              548,081
Intersegment eliminations .............            (865,942)                  --
                                               ------------         ------------
                                               $ 16,041,032         $  5,284,113
                                               ============         ============

Decreases of $0.8 million in sales of games products by Chips and Bits, Inc., $0.5 million in print advertisements in our games magazine and $0.3 million in sales of the games magazine, respectively, accounted for the decline in net revenue experienced by our computer games segment. As discussed in Note 1(j) of the Notes to Consolidated Financial Statements, we use outside agents to obtain new subscribers for our Computer Games magazine, whereby the agents retain a percentage of the subscription proceeds as their commission. Previously these commissions had been classified as sales and marketing expense within the consolidated statements of operations. Effective June 2004, we changed our method of accounting for these commissions, reporting them as a reduction of magazine sales subscription revenue. We believe this alternative accounting method is a more commonly used industry practice and is preferable under the circumstances. This reclassification had no impact on our net loss as previously reported. Net revenue as presented in the accompanying consolidated statements of operations has been shown net of approximately $1.1 million and $1.3 million of agency fees for the years ended December 31, 2004 and 2003, respectively.

SendTec's DirectNet Advertising division, which provides online interactive marketing services for its clients, generated approximately 86% of the net revenue reported for the marketing services segment for the year ended December 31, 2004. SendTec also provided marketing services to our VoIP telephony services business segment which resulted in the recording of approximately $0.9 million of intersegment marketing services revenue since its date of acquisition.

Net revenue generated by our telephony services division totaled $0.4 million for the year ended 2004 as compared to $0.5 million in 2003. As part of the Company's strategy to enter the VoIP business, the Company acquired Direct Partner Telecom, Inc. ("DPT"), an international licensed telecommunications carrier engaged in the purchase and resale of telecommunications services over the Internet, in May 2003. Telephony services net revenue generated by DPT during 2003 represented approximately 89% of total telephony services net revenue and was derived principally from the charges to customers for international call completion based on the volume of minutes utilized. During the first quarter of 2004, management decided to suspend the wholesale business of DPT and dedicate DPT's physical and intellectual assets to the Company's retail VoIP business. Telephony services net revenue for the year ended 2004 consisted solely of revenue attributable to sale of our voiceglo and GloPhone branded retail products.

OPERATING EXPENSES BY BUSINESS SEGMENT:

                                                                                     Depreciation
                                  Cost of     Sales and     Product     General and       and
Years ended:                      Revenue     Marketing   Development Administrative Amortization     Total
                                -----------  -----------  -----------  -------------  -----------  ----------
2004
Computer games ................ $ 2,114,716  $   377,531  $   475,785  $     571,285  $    10,606 $ 3,549,923
Marketing services.............   9,670,229      691,654           --      1,621,146      227,270  12,210,299
VoIP telephony services .......   6,940,023    6,720,531      578,101      3,266,366    1,355,532  18,860,553
Corporate expenses.............          --           --           --      3,643,354       32,138   3,675,492
Intersegment eliminations......    (462,863)    (403,079)          --             --           --    (865,942)
                                -----------  -----------  -----------  -------------  ----------- -----------
                                $18,262,105  $ 7,386,637  $ 1,053,886  $   9,102,151  $ 1,625,546  37,430,325
                                ===========  ===========  ===========  =============  ===========
VoIP telephony services
   Impairment charge............                                                                    1,661,975
   Loss on settlement of
      Contractual obligation....                                                                      406,750
                                                                                                  -----------
                                                                                                  $39,499,050
                                                                                                  ===========

                                                                                     Depreciation
                                  Cost of     Sales and     Product    General and       and
                                  Revenue     Marketing   Development Administrative Amortization     Total
                                -----------  -----------  -----------  -------------  -----------  -----------
2003
Computer games ................ $ 3,121,734  $   586,420  $   543,139  $     301,624  $    62,208  $4,615,125
VoIP telephony services .......   1,579,604    1,400,606      341,651      1,175,939      258,334   4,756,134
Corporate expenses.............          --           --           --      3,808,349        9,200   3,817,549
                                -----------  -----------  -----------  -------------  -----------  ----------
                                $ 4,701,338  $ 1,987,026  $   884,790  $   5,285,912  $   329,742  13,188,808
                                ===========  ===========  ===========  =============  ===========
VoIP telephony services
   Impairment charge...........                                                                       908,384
                                                                                                  -----------
                                                                                                  $14,097,192
                                                                                                  ===========

COST OF REVENUE. Cost of revenue totaled $18.3 million for the year ended December 31, 2004, an increase of $13.6 million from the $4.7 million reported for the year ended December 31, 2003. An increase of $5.4 million in costs incurred by our VoIP telephony services business segment, as well as the inclusion of marketing services cost of revenue related to the operations of SendTec from date of acquisition (September 1, 2004) totaling approximately $9.2 million, net of intersegment eliminations, were slightly offset by a decrease of $1.0 million in cost of revenue reported by our computer games segment as compared to 2003.

Cost of revenue related to our computer games business segment consists primarily of printing costs of our games magazine, Internet connection charges, personnel costs, maintenance costs of website equipment and the costs of merchandise sold and shipping fees in connection with our online store. Cost of revenue of our computer games segment totaled approximately $2.1 million in 2004, a decrease of approximately $1.0 million from 2003, due primarily to the revenue decreases discussed above.

Cost of revenue related to our marketing services business segment consists of fees paid to third party vendors for project related research, production and post-production services and products. Additionally, cost of revenue includes third party vendor fees incurred to acquire online advertising media, including the actual cost of the media. Intersegment eliminations in 2004, represent approximately $0.5 million of costs incurred by SendTec related to marketing services provided to our VoIP telephony services segment.

Cost of revenue of our VoIP telephony services business segment for the year ended December 31, 2004 totaled $6.9 million and principally includes carrier transport and circuit interconnection costs related to our retail products marketed under the voiceglo and GloPhone brand names, as well as personnel and consulting costs incurred in support of our Internet telecommunications network. Additionally, during the year ended December 31, 2004, cost of revenue included charges of $1.5 million related to write-downs of telephony equipment inventory (See Note 1(f) of the Consolidated Financial Statements). Cost of revenue of $1.6 million reported for the VoIP telephony services business during the year ended December 31, 2003, consisted principally of costs related to the wholesale telephony services business marketed by DPT, as well as start up costs of our retail VoIP operation.

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and related expenses of sales and marketing personnel, commissions, advertising and marketing costs, public relations expenses and promotional activities. Sales and marketing expenses totaled $7.4 million in 2004 versus $2.0 million in 2003. The rise in consolidated sales and marketing expenses was principally the result of the $5.3 million increase in sales and marketing expenses of the VoIP telephony services division as compared to 2003. During 2004, the VoIP telephony services division increased Internet and television advertising and incurred increased commissions expenses related to "free" GloPhone sign-ups, as well as higher personnel costs. The $0.7 million of sales and marketing expenses incurred by SendTec subsequent to its acquisition by the Company on September 1, 2004, was partially offset by the $0.2 million decline in sales and marketing expenses of the computer games business segment as compared to the year ended 2003. As mentioned in the discussion of net revenue above, commissions paid to agents to obtain subscribers to our Computer Games magazine had previously been reported as sales and marketing expenses. Effective June 2004, we changed our method of accounting for these agency fees, reporting them as a reduction of magazine sales subscription revenue, which we believe is a preferable alternative accounting method and a more commonly used industry practice. Approximately $0.4 million of intersegment sales and marketing expenses were recognized by the VoIP telephony services segment during the year ended 2004. These expenses relate to services which were provided by SendTec subsequent to its acquisition by the Company and have been eliminated in consolidation.

PRODUCT DEVELOPMENT. Product development expenses include salaries and related personnel costs; expenses incurred in connection with website development, testing and upgrades; editorial and content costs; and costs incurred in the development of our voiceglo and GloPhone branded products. Product development expenses totaled $1.1 million for the year ended December 31, 2004 as compared to $0.9 million for the year ended December 31, 2003. The year over year increase in product development expenses was principally attributable to increases in personnel and consulting costs related to the development of our retail VoIP telephony products and services.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and other personnel costs related to management, finance and accounting functions, facilities, outside legal and professional fees, information-technology consulting, directors and officers insurance, bad debt expenses and general corporate overhead costs. General and administrative expenses of $9.1 million in 2004 increased $3.8 million from the $5.3 million reported for 2003. Increases in personnel costs and other general and administrative expenses directly attributable to our VoIP telephony services division, as well as general and administrative expenses incurred by SendTec since date of acquisition by the Company, were principally responsible for the increase in this expense category as compared to 2003. Other expense categories which increased as compared to 2003 largely as a result of the Company's entrance into the VoIP business included legal fees, information-technology consulting, other professional fees and facilities costs.

DEPRECIATION AND  AMORTIZATION.  Depreciation  and amortization  expense totaled
$1.6 million for the year ended December 31, 2004. The $1.3 million increase from the prior year resulted principally from investments related to the development of our VoIP network and to a lesser extent to costs incurred in the development of our VoIP telephony customer billing system. As discussed in "Impairment Charge" below, certain long-lived assets of the VoIP telephony services division were written-off effective December 31, 2004, as a result of the Company's review of its long-lived assets for impairment. Approximately $0.5 million of depreciation and amortization expense related to the assets written-off was recorded during 2004.

IMPAIRMENT CHARGE. Due to the significant operating and cash flow losses incurred by the Company's VoIP telephony services division during 2004 and 2003, coupled with management's projection of continued losses in the foreseeable future, the Company performed an evaluation of the recoverability of the division's long-lived assets during the first quarter of 2005 in connection with the preparation of our 2004 annual financial statements. This evaluation indicated that the carrying value of certain of our VoIP division's long-lived assets exceeded the fair value of such assets, as measured by quoted market prices or our estimate of fair value. As a result, we recorded an impairment charge of approximately $1.7 million in the accompanying consolidated statement of operations for the year ended December 31, 2004. The impairment loss included the write-off of the full value of amounts previously capitalized by the VoIP telephony services division as internal-use software, website development costs, acquired technology and patent costs, as well as certain other assets. The long-lived assets affected by this charge may continue to be used in operations. As a result of this impairment charge, we expect to realize reductions in depreciation and amortization expense in future periods.

LOSS ON SETTLEMENT OF CONTRACTUAL OBLIGATION. Subsequent to year-end 2004, the Company formally terminated its contract with a supplier of VoIP telephony handsets and agreed to settle the unconditional purchase obligation under such contract, which totaled approximately $3.0 million. The settlement provided for
(i) a cash payment of $0.2 million, (ii) the return of 35,000 VoIP handset units from the Company's inventory, and (iii) the issuance of 300,000 shares of theglobe.com Common Stock. The value attributed to the loss on the settlement of the contractual obligation, which approximated $0.4 million, was accrued at December 31, 2004, and included as a component of operating expenses reported for 2004.

INTEREST INCOME (EXPENSE), NET. On February 2, 2004, our Chairman and Chief Executive Officer and his spouse, entered into a Note Purchase Agreement with the Company pursuant to which they acquired a demand convertible promissory note (the "Bridge Note") in the aggregate principal amount of $2,000,000. Non-cash interest expense of $0.7 million was recorded during 2004 related to the beneficial conversion feature of the Bridge Note as the Bridge Note was convertible into our Common Stock at a price below the fair market value (for accounting purposes) of our Common Stock, based on the closing price of our Common Stock as reflected on the OTCBB on the issuance date of the Note. Non-cash interest expense of approximately $1.6 million was recorded during 2003 related to the beneficial conversion features of the $1,750,000 Secured Convertible Notes and warrant issued on May 22, 2003.

OTHER EXPENSE, NET. Other expense, net, includes reserves against the amounts loaned by the Company to Tralliance Corporation, a development stage internet related business venture, totaling $0.5 million in each of the years ended December 31, 2004 and 2003. Partially offsetting the 2004 expense, was a favorable settlement of a previously disputed vendor claim by the computer games business segment of approximately $0.4 million.

INCOME TAXES. No tax benefit was recorded for the years ended December 31, 2004 and 2003 as we recorded a 100% valuation allowance against our otherwise recognizable deferred tax assets due to the uncertainty surrounding the timing or ultimate realization of the benefits of our net operating loss carry forwards in future periods. Our effective tax rate differs from the statutory Federal income tax rate, primarily as a result of the uncertainty regarding our ability to utilize our net operating loss carryforwards. As of December 31, 2004, the Company had net operating loss carryforwards available for U.S. and foreign tax purposes of approximately $162 million. These carryforwards expire through 2024. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. As defined in the Internal Revenue Code of 1986, as amended, due to the change in our ownership interests in August 1997 and May 1999 and the Company's private offering of securities in March 2004 (together with the exercise and conversion of various securities in connection with such private offering of securities) and the issuance of shares in connection with our acquisition of SendTec on September 1, 2004, the Company may have substantially limited or eliminated the availability of its net operating loss carryforwards. There can be no assurance that the Company will be able to avail itself of any net operating loss carryforwards.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

NET REVENUE. Our revenue sources were principally from the sale of print advertisements under short-term contracts in our games information magazine Computer Games; the sale of video games and related products through our games distribution business Chips & Bits, Inc.; the sale of our games information magazine through newsstands and subscriptions; and to a lesser extent from the sale of VoIP telephony services.

NET REVENUE BY BUSINESS SEGMENT:
                                               2003               2002
                                            -----------       -----------
     Computer games ....................    $ 4,736,032       $ 7,245,276
     VoIP telephony services ...........        548,081                --
                                            -----------       -----------
                                            $ 5,284,113       $ 7,245,276
                                            ===========       ===========

Net revenue totaled $5.3 million for the year ended December 31, 2003 as compared to $7.2 million for the year ended December 31, 2002. The $1.9 million decline in total net revenue was primarily attributable to decreases in net revenue from electronic commerce, advertising and magazine sales, partially offset by net revenue generated by our VoIP telephony services division.

Advertising revenue from the sale of print advertisements in our games magazine was $2.6 million, or 48%, of total net revenue for the year ended December 31, 2003, versus $3.1 million, or 43%, of total net revenue for the prior year. Barter advertising revenue represented approximately 2% of total net revenue for each of the years ended December 31, 2003 and 2002, respectively.

Net revenue attributable to the sale of our games information magazine was $0.7 million, or 14%, of total net revenue for the 2003 year as compared to $1.0 million, or 14%, of total net revenue in 2002. As discussed in the comparison of the year ended December 31, 2004 to the year ended December 31, 2003, we changed the classification of agency fees paid to third parties as commissions for obtaining new subscribers to our Computer Games magazine. Previously these commissions had been classified as sales and marketing expense within the consolidated statement of operations. Effective June 2004, we changed our method of accounting for these agency fees, reporting them as a reduction of magazine sales subscription revenue. We believe this alternative accounting method is a more commonly used industry practice and is preferable under the circumstances. This reclassification had no impact on our net loss as previously reported. Net revenue as presented in the accompanying consolidated statements of operations is shown net of approximately $1.3 million and $2.4 million of agency fees for the years ended December 31, 2003 and 2002, respectively. The decline in net revenue from the sale of our games magazine as compared to the previous year was primarily the result of a decrease in the circulation base of our games magazine. As rates for print advertising charged to advertisers are driven largely by the circulation of the publication, the decline in the circulation base of our games magazine has also contributed to the decrease in our advertising revenue.

Sales of products through our online store, Chips & Bits, Inc., accounted for $1.5 million, or 28%, of total net revenue for the year ended December 31, 2003 as compared to $3.1 million, or 42%, of total net revenue for 2002. The $1.6 million decrease was primarily the result of advances in technology and the number of releases of console and online games, which traditionally have less sales loyalty to our online store, coupled with the continued decline in the number of major PC game releases, on which our online store relies for the majority of sales. In addition, an increasing number of major retailers have increased the selection of video games offered by both their traditional "bricks and mortar" locations and their online commerce sites resulting in increased competition.

Net revenue from VoIP telephony services totaled $0.5 million for the year ended December 31, 2003. As discussed in the comparison of the year ended December 31, 2004 to the year ended December 31, 2003, approximately 89% of total telephony services net revenue in 2003 was attributable to the operation of DPT's wholesale business. Net revenue attributable to the launch of the Company's retail VoIP products during the second half of 2003 represented the remaining 11% of total 2003 telephony services net revenue.

OPERATING EXPENSES BY BUSINESS SEGMENT:

                                                                                      Depreciation
                                  Cost of     Sales and     Product     General and       and
Years ended:                      Revenue     Marketing   Development  Administrative Amortization    Total
                                -----------  -----------  -----------  -------------  -----------  -----------
2003
Computer games ................ $ 3,121,734  $   586,420  $   543,139  $     301,624  $    62,208  $ 4,615,125
VoIP telephony services .......   1,579,604    1,400,606      341,651      1,175,939      258,334    4,756,134
Corporate expenses.............          --           --           --      3,808,349        9,200    3,817,549
                                -----------  -----------  -----------  -------------  -----------  -----------
                                $ 4,701,338  $ 1,987,026  $   884,790  $   5,285,912  $   329,742   13,188,808
                                ===========  ===========  ===========  =============  ===========
VoIP telephony services
   Impairment charge...........                                                                        908,384
                                                                                                   -----------
                                                                                                   $14,097,192
                                                                                                   ===========

                                                                                      Depreciation
                                  Cost of     Sales and     Product     General and       and
                                  Revenue     Marketing   Development Administrative Amortization     Total
                                -----------  -----------  -----------  -------------  -----------  -----------
2002
Computer games ................ $ 5,453,136  $ 1,101,417  $   652,997  $     364,025  $    85,327  $ 7,656,902
VoIP telephony services .......          --           --           --          1,196           --        1,196
Corporate expenses.............          --           --           --      2,524,713        3,253    2,527,966
                                -----------  -----------  -----------  -------------  -----------  -----------
                                $ 5,453,136  $ 1,101,417  $   652,997  $   2,889,934  $    88,580  $10,186,064
                                ===========  ===========  ===========  =============  ===========  ===========

COST OF REVENUE. Cost of revenue related to our computer games division totaled approximately $3.1 million and $5.5 million for the years ended December 31, 2003 and 2002, respectively. The gross margin of the Company's games division approximated 34% in 2003 as compared to 25% in 2002. The overall improvement in the gross margin of the games division as compared to the prior year resulted from the increase in advertising revenue as a percentage of total net revenue, coupled with an improvement in the gross profit margin of Chips & Bits.

VoIP telephony services cost of revenue totaled $1.6 million in 2003 and includes carrier transport and circuit interconnection costs related to the Company's wholesale telephony services business marketed by DPT and the Company's retail telephony services business marketed under the voiceglo and GloPhone brand names. Personnel and consulting costs incurred in support of the Company's Internet telecommunications network, as well as customer equipment costs related to the sale of the Company's voiceglo service launched during mid-August 2003 are also included in this expense category.

SALES AND MARKETING. Sales and marketing expenses were $2.0 million for the year ended December 31, 2003 as compared to $1.1 million for the year ended December 31, 2002. Sales and marketing expenses of the VoIP telephony services division totaling $1.4 million were partially offset by a decline of $0.5 million in sales and marketing expenses of the Company's games division as compared to 2002. As mentioned in the discussion of Net Revenue above, commissions paid to agents to obtain subscribers to our Computer Games magazine had previously been reported as sales and marketing expenses. Effective June 2004, we changed our method of accounting for these agency fees, reporting them as a reduction of magazine sales subscription revenue, which we believe is a preferable alternative accounting method and a more commonly used industry practice. Sales and marketing expenses of the games division represented approximately 12% and 15% of total net revenue attributable to the games division's operations for the years ended December 31, 2003 and 2002, respectively. Costs related to employee salaries, the identification and continuing development of an independent outside sales network and advertising the VoIP product line were the principal components of sales and marketing expenses of the VoIP telephony services division during the year ended December 31, 2003.

PRODUCT DEVELOPMENT. Product development expenses increased to $0.9 million for the year ended December 31, 2003, as compared to $0.7 million for the year ended December 31, 2002. The increase was principally attributable to personnel costs and consulting expenses relating to the development of our retail VoIP telephony products and services, which totaled approximately $0.3 million during 2003.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $5.3 million for the year ended December 31, 2003, as compared to $2.9 million for the year ended December 31, 2002. Increases in headcount and the resulting personnel expenses, as well as other general and administrative expenses directly attributable to the Company's new line of business, VoIP telephony services, were major factors contributing to the $2.4 million increase in total general and administrative expenses. Other expense categories which increased as compared to 2002 largely as a result of the Company's entrance into the VoIP business, included legal fees, other professional fees and facilities costs.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense of $0.3 million in 2003 included approximately $0.1 million representing amortization of the non-compete agreement recorded in connection with the acquisition of DPT prior to its write-off at year-end 2003, as well as amortization of capitalized patent costs related to our retail VoIP products.

IMPAIRMENT CHARGE. During the first quarter of 2004, the Company decided to suspend DPT's wholesale business and decided to dedicate the DPT physical and intellectual assets to its retail VoIP business, which is conducted under the brand names of voiceglo and GloPhone. As a result, management reviewed the long-lived assets associated with the wholesale VoIP business for impairment. Goodwill of approximately $0.6 million and the unamortized balance of the non-compete intangible asset of approximately $0.3 million recorded in connection with the May 2003 acquisition of DPT were written off and recorded as an impairment loss in 2003. No impairment charges were recorded during 2002.

INTEREST INCOME (EXPENSE), NET. Non-cash interest expense of $1.5 million was recorded in the second quarter of 2003 related to the beneficial conversion feature of the $1,750,000 in Secured Convertible Notes issued on May 22, 2003. The expense resulted as the Secured Convertible Notes were convertible into our Common Stock at a price below the fair market value of our Common Stock (for accounting purposes), based on the closing price of our Common Stock as reflected on the OTCBB on the issuance date of the notes. In addition, the warrant to acquire 3,888,889 shares of our Common Stock issued to one of the note holders was exercisable at a price below the fair market value of our Common Stock (for accounting purposes), based on the closing price of our Common Stock as reflected on the OTCBB on the date of issuance. The value assigned to the warrant was recorded as a discount to the face value of the Secured Convertible Notes to be amortized to interest expense over the term of the Secured Convertible Notes. Discount amortization of approximately $0.2 million was included in interest expense, net, during the year ended December 31, 2003.

OTHER EXPENSE, NET. Other expense, net, of $0.5 million was reported for the year ended December 31, 2003 and consisted of reserves against the amounts loaned by the Company to Tralliance Corporation, a development stage Internet related business venture totaling $0.5 million (as more fully described in Note 4, "Acquisitions and Disposition," of the Notes to Consolidated Financial Statements).

INCOME TAXES. As was the case in the year ended December 31, 2004, no tax benefit was recorded for the year ended December 31, 2003 as we recorded a 100% valuation allowance against our otherwise recognizable deferred tax assets due to the uncertainty surrounding the timing or ultimate realization of the benefits of our net operating loss carryforwards in future periods. The income tax provision recorded for the year ended December 31, 2002 was based solely on state and local taxes on business and investment capital.

LIQUIDITY AND CAPITAL RESOURCES

FUTURE AND CRITICAL NEED FOR CAPITAL

For the reasons described below, Company management does not presently believe that cash on hand and cash flow generated internally by the Company will be adequate to fund the operation of its businesses and the implementation of its current VoIP business plan beyond a short period of time. We have received a report from our independent accountants, relating to our December 31, 2004 audited financial statements containing an explanatory paragraph stating that our recurring losses from operations and our accumulated deficit raise substantial doubts about our ability to continue as a going concern. If we are not successful in entering into a financing, sale, or business transaction that infuses sufficient cash resources into the Company sometime during the second quarter of 2005, management believes that it will no longer be able to continue the implementation of its current VoIP business plan. In such event, it is likely that we would be required to either temporarily suspend or permanently shutdown the operation of our VoIP telephony services business. Additionally, in such event, management believes that it may also be required to revise the business plan of some or all of its other business segments and/or further implement company-wide cost reduction programs. There can be no assurance that the Company would be successful in implementing such revised business plans and effectively restructuring its businesses so that the Company would have the ability to continue to operate as a going concern in the future.

At December 31, 2004, the Company's sole source of liquidity consisted of $6.8 million of cash and cash equivalents. The Company continues to incur substantial consolidated net losses and management believes the Company will continue to be unprofitable for the foreseeable future. Consequently, as of March 25, 2005, the Company's cash and cash equivalent resources had diminished to approximately $3.9 million.

The Company's consolidated net losses and cash usage during 2004 and 2003 and projected future periods relate primarily to the operation of its VoIP telephony services business and to a lesser extent to corporate overhead expenses. SendTec, the Company's marketing services business, has contributed net income and cash flow since being acquired on September 1, 2004, and management expects that SendTec will continue to be profitable and provide positive cash flow in future periods. Management does not expect that its computer games business segment will incur significant net losses or use significant amounts of cash in the foreseeable future.

In order to offer our VoIP services, we have invested substantial capital and made substantial commitments related to the development of the VoIP network. The VoIP network is comprised of switching hardware and software, servers, billing and inventory systems, and telecommunications carrier services. We own and operate VoIP equipment located in leased data center facilities in Miami, New York, Atlanta and Boston, and interconnect this equipment utilizing a leased transport network through numerous carrier agreements with third party providers. Through these carrier relationships we are able to carry the traffic of our customers over the Internet and interact with the public switched telephone network. We generally enter into one year agreements with these data centers and carriers, with the term of several agreements extending to three or five years. Based upon our existing contractual commitments at December 31, 2004, minimum amounts payable over the next twelve months for network data center and carrier circuit interconnection service expenses, exclusive of regulatory taxes, fees and charges, are approximately $2.1 million.

During 2004 the Company expended significant costs to implement a number of marketing programs geared toward increasing the number of its VoIP retail customers and telephony revenue. None of these programs have proven to be successful to any significant degree. Our inability to generate telephony revenue sufficient to cover the fixed costs of operating our VoIP network, including carrier, data center, personnel and administrative costs, as well as our marketing and other variable costs, has resulted in the Company incurring substantial net losses during 2004.

The Company believes that the capacity of its VoIP network, including its lease obligations relating to such network, will continue to be greatly in excess of customer demand and usage levels for the foreseeable future. The Company has been successful in recently terminating certain minimum usage requirement commitments for which it was previously obligated to make carrier payments totaling approximately $1.9 million, exclusive of regulatory taxes, fees and charges, during 2005. Additionally, the Company is currently negotiating to reduce the amounts payable during 2005 for other network data center and carrier circuit interconnection services.

During October 2004, the Company engaged financial advisors to assist the Company in raising capital through a private placement of its equity securities, or in entering into other business relationships with certain strategic investors. In February 2005, the Company engaged an additional financial advisor to assist the Company in connection with raising capital through a private placement of equity securities in either the Company or its SendTec wholly-owned subsidiary or alternatively in selling either part or all of the Company's businesses or assets, including its SendTec business. We currently have no access to credit facilities with traditional third party lenders and there can be no assurance that we would be able to raise capital or sell any of our businesses or assets. In addition, any financing that could be obtained would likely significantly dilute existing shareholders. As more fully described below, management is exploring a number of strategic alternatives regarding the Company's future business operations and is in the process of developing and implementing internal actions to improve the Company's liquidity and business performance. The Company's future strategic direction is highly dependent upon the outcome of its efforts to raise capital and/or sell certain businesses or assets.

Subsequent to December 31, 2004, the Company reevaluated its existing VoIP telephony services business plan and is currently in the process of terminating and/or modifying certain of its existing product offerings and marketing programs, as well as developing and testing certain new VoIP products and features. The Company has also recently made the decision to discontinue using its SendTec business to perform marketing services for its VoIP business, and to instead dedicate 100% of SendTec's marketing services to support and grow its own third party customer base. Additionally, in order to reduce its near term consolidated net losses and cash usage, the Company is currently in the process of implementing a number of cost-reduction actions at its VoIP telephony services business, including decreases in personnel and salary levels, carrier and data center costs (including the minimum commitment costs discussed above), and marketing/advertising expenses.

Management believes that it will be difficult to implement its new VoIP product and marketing plans, once fully developed and tested, without additional cash being provided from a prospective financing or sale transaction(s). Should the Company's new VoIP product offerings achieve market acceptance and significantly increase the Company's current customer and revenue base, additional cash resources to fund capital expenditures related to the Company's VoIP network and customer billing systems and to fund future marketing and other business development costs would be required. No significant capital expenditures are expected to be required to accommodate the operation or growth of either the Company's SendTec marketing services business or its computer games business in the near term future.

There can be no assurance that the Company's new VoIP product offerings will be successful in attracting a sufficient number of new customers to its VoIP network and increasing telephony revenue to desired levels. Even if the Company is able to raise additional capital, management may at any time, decide to terminate the operations of its VoIP telephony services business, either by asset sale or abandonment, if future investment returns are considered inadequate and/or preferable investment alternatives exist.

Although substantially dependent upon our ability to consummate a financing or sale transaction that provides additional cash resources to the Company, we may enter into new lines of business in the future. In this regard, in November 2004, we announced our preliminary intent to exercise our purchase option to acquire Tralliance Corporation ("Tralliance"), a development stage Internet-related business venture that had recently entered into exclusive technical and commercial negotiations with the Internet Corporation for Assigned Names and Numbers ("ICANN") to become the registry for the ".travel" top-level domain. Tralliance was created to develop, operate and administer the ".travel" top level domain, a new segment of the Internet devoted to the travel industry. The exercise of our purchase option to acquire Tralliance is conditioned upon a number of factors, including ICANN final approval of Tralliance to be the registry of the ".travel" top-level domain. If and when the Company exercises its purchase option, we would issue 1.5 million shares of our Common Stock in exchange for all of the outstanding capital stock of Tralliance and also may need to fund start-up and initial operating expenses of a yet undetermined amount. As of March 25, 2005, Tralliance continues to negotiate with ICANN and has not yet been awarded the right to become the registry operator for the ".travel" top-level domain.

The shares of our Common Stock were delisted from the NASDAQ national market in April 2001 and are now traded in the over-the-counter market on what is commonly referred to as the electronic bulletin board or OTCBB. Since the trading price of our Common Stock is less than $5.00 per share, trading in our Common Stock is also subject to the requirements of Rule 15g-9 of the Exchange Act. Our Common Stock is also considered a penny stock under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, which defines a penny stock, generally, as any equity security not traded on an exchange or quoted on the Nasdaq SmallCap Market that has a market price of less than $5.00 per share. Under Rule 15g-9, brokers who recommend our Common Stock to persons who are not established customers and accredited investors, as defined in the Exchange Act, must satisfy special sales practice requirements, including requirements that they make an individualized written suitability determination for the purchaser; and receive the purchaser's written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosures in connection with any trades involving a penny stock, including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated with that market. Such requirements may severely limit the market liquidity of our Common Stock and the ability of purchasers of our equity securities to sell their securities in the secondary market. Consequently, it has also made it more difficult for us to raise additional capital, although the Company has had some success in offering its securities as consideration for the acquisition of various business opportunities or assets. We may also incur additional costs under state blue sky laws if we sell equity due to our delisting.

CASH FLOW ITEMS

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

As of December 31, 2004, we had approximately $6.8 million in cash and cash equivalents as compared to $1.1 million as of December 31, 2003. Net cash used in operating activities was $17.7 million and $7.1 million, for the years ended December 31, 2004 and 2003, respectively. The period-to-period increase in net cash used in operating activities resulted primarily from the increase in our net operating losses, partially offset by the effect of non-cash charges.

Net cash of $5.4 million was used in investing activities during 2004. As more fully described in the following "Capital Transactions" section of this
Management's Discussion and Analysis or Plan of Operation and Note 4, "Acquisitions and Disposition," in the accompanying Consolidated Financial Statements, in connection with its acquisition of SendTec on September 1, 2004, the Company paid cash consideration of approximately $6.0 million, excluding transaction costs. As of the date of acquisition, SendTec held approximately $3.6 million of cash. Thus, the Company used a net amount of approximately $2.4 million of cash to acquire SendTec. Additionally, the Company incurred costs totaling $2.7 million and $2.4 million for capital expenditures related primarily to the development of its VoIP telephony network and to a lesser extent to the development of its VoIP telephony customer billing system during the years ended December 31, 2004 and 2003, respectively. We also loaned approximately $0.5 million to Tralliance Corporation, a development stage Internet related business venture, during each of the years of 2004 and 2003, respectively.

Net cash provided by financing activities was $28.9 million for 2004. As discussed below and in the Notes to the Consolidated Financial Statements, the Company completed a private offering of its Common Stock and warrants to acquire its Common Stock in March 2004 resulting in the issuance of 33,381,647 shares of Common Stock, and warrants to acquire 16,690,824 shares of its Common Stock, for gross proceeds of approximately $28.4 million. Offering costs included $1.2 million in cash commissions paid to the placement agent and approximately $0.2 million in legal and accounting fees. In addition, on February 2, 2004, the Company issued a $2,000,000 Bridge Note which was subsequently converted into our Common Stock in connection with the March 2004 private offering. Proceeds of approximately $0.2 million were received from the exercise of stock options and warrants during 2004. Cash provided by financing activities during the year ended December 31, 2003, included proceeds of $8.6 million, net of offering costs, from the issuance of Series G Preferred Stock and the associated warrants in July 2003, proceeds of $0.5 million from the issuance of Series F Convertible Preferred Stock and $1.75 million in proceeds from Secured Convertible Notes issued during the first half of 2003.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

As of December 31, 2003, we had approximately $1.1 million in cash and cash equivalents as compared to $0.7 million as of December 31, 2002. Net cash used in operating activities was $7.1 million and $2.0 million for the years ended December 31, 2003 and 2002, respectively. The year-over-year increase in net cash used in operating activities resulted primarily from an increase in our net operating losses, partially offset by the impact of non-cash charges recorded in 2003 and favorable working capital changes recorded in 2002. The most significant of these non-cash charges during 2003 included the non-cash interest expense recorded as a result of the beneficial conversion feature of the $1,750,000 in Secured Convertible Notes and associated warrants, as well as the non-cash impairment charge related to the write-off of goodwill and a non-compete intangible originally recorded as a result of the acquisition of DPT.

Net cash of $3.2 million was used in investing activities during the year ended December 31, 2003. The Company incurred $2.4 million in capital expenditures during 2003, primarily within the VoIP telephony services division. These expenditures included costs incurred in the development of our VoIP telephony network used to support the retail VoIP product line, as well as the Company's wholesale VoIP business. Additionally, in February 2003, the Company committed to fund operating expenses of Tralliance Corporation, a development stage Internet related business venture, at the Company's discretion, in the form of a loan. As of December 31, 2003, approximately $0.5 million had been advanced to the venture. During 2003, the Company invested approximately $10.3 million in marketable securities, the funds of which were principally from the proceeds received in connection with the issuance of the Company's Series G Preferred Stock. Approximately $10.1 million of investments were sold throughout the second half of 2003 as working capital was required to fund operations. Partially offsetting these uses of funds in 2003 was the $0.1 million in net cash acquired upon the May 2003 acquisition of DPT. The purchase price of DPT consisted of the issuance of 1,375,000 shares of the Company's Common Stock and the issuance of warrants to acquire 500,000 shares of the Company's Common Stock. Warrants to acquire an additional 2,750,000 shares of our Common Stock could be issued if certain performance or other criteria are satisfied. Effective March 31, 2004, 500,000 of the earn-out warrants were forfeited as performance targets had not been achieved for the first of the earn-out periods. An additional 750,000 of the warrants will be forfeited effective March 31, 2005, as performance targets for the second of the three year periods will not be achieved. Net cash provided by investing activities in 2002 was $0.1 million principally resulting from the sale of the assets of the Happy Puppy website.

Net cash provided by financing activities in 2003 totaled $10.6 million. As discussed below and in the Notes to the Consolidated Financial Statements, the Company issued $0.5 million in Series F Convertible Preferred Stock in March 2003, $1.75 million of Secured Convertible Notes in May 2003, and approximately $8.6 million, net of offering costs, of Series G Automatically Converting Preferred Stock and associated warrants in July 2003. Immediately after the May 2003 closing of the DPT acquisition, the Company paid $0.5 million in cash to the former stockholders of DPT in repayment of certain loans which they had extended to DPT prior to its acquisition by theglobe.com.

CAPITAL TRANSACTIONS

On September 1, 2004, the Company closed upon an agreement and plan of merger dated August 31, 2004 pursuant to which the Company acquired all of the issued and outstanding shares of capital stock of SendTec. Pursuant to the terms of the Merger, in consideration for the acquisition of SendTec, theglobe paid consideration consisting of: (i) $6,000,000 in cash, excluding transaction costs, (ii) the issuance of an aggregate of 17,500,024 shares of theglobe's Common Stock, (iii) the issuance of an aggregate of 175,000 shares of Series H Automatically Converting Preferred Stock (which as more fully described below, was subsequently converted into approximately 17,500,500 shares of theglobe's Common Stock), and (iv) the issuance of a subordinated promissory note in the amount of $1 million. In addition, warrants to acquire shares of the Company's Common Stock would be issued to SendTec shareholders when and if SendTec exceeds forecasted operating income, as defined, of $10.125 million, for the year ending December 31, 2005 (the "Earn-out Consideration"). The number of earn-out warrants would range from an aggregate of 250,000 to 2,500,000 (if actual operating income exceeds the forecast by at least 10%). If and to the extent the warrants are earned, the exercise price of the performance warrants would be $0.27 per share and they will be exercisable for a period of 5 years. The Note bears interest at the rate of 4% per annum and matures in one lump sum of principal and interest on September 1, 2005.

As part of the Merger, 100,000 shares of Series H Preferred Stock (which was subsequently converted into 10 million shares of Common Stock as described below) (the "Escrow Shares") are being held in escrow for potential recovery by us in the event of a breach of the Merger Agreement by SendTec or its former shareholders. In general, the Escrow Shares, together with the sums due under the Note, are the sole source of recourse against the shareholders of SendTec in the event of breach of the Merger Agreement and theglobe would not have recourse against the cash portion or other shares of Common Stock or Series H Preferred Stock distributed to the SendTec shareholders as part of the merger consideration. Assuming no claims are then pending, the Escrow Shares will be distributed to SendTec shareholders after expiration of one year from the date of closing.

Each share of the Series H Preferred Stock was automatically converted into 100 shares of theglobe's Common Stock on December 1, 2004, the effective date of the amendment to the Company's certificate of incorporation increasing its authorized shares of Common Stock from 200,000,000 shares to 500,000,000 shares.

The Company agreed to file a registration statement relating to the resale of the shares of Common Stock issued in the Merger and the shares of Common Stock underlying the Series H Preferred Stock and to cause the effectiveness of such registration on or before September 1, 2005. The Company also agreed to keep the registration statement effective until at least the third anniversary of the Closing. Pursuant to the terms of the Merger, in general, the equity securities issued in the Merger may not be sold or otherwise transferred for a period of one (1) year without the prior written consent of the Company.

theglobe also issued an aggregate of approximately 4.0 million replacement options to acquire shares of theglobe's Common Stock for each of the issued and outstanding options to acquire shares of SendTec held by the former employees of SendTec. Of these replacement options, approximately 3.27 million have exercise prices of $0.06 per share and approximately 700 thousand have exercise prices of $0.27 per share. The terms of these replacement options were as negotiated between representatives of theglobe and the Stock Option Committee for the SendTec 2000 Amended and Restated Stock Option Plan. theglobe also agreed to grant an aggregate of 250,000 options to other employees and a consultant of SendTec at an exercise price of $0.34 per share. Twenty-five percent of these options vested immediately and the balance will vest in three equal annual installments assuming the continued employment of the option holders. In addition, theglobe also granted 1,000,000 stock options at an exercise price of $0.27 per share in connection with the establishment of a bonus option pool pursuant to which various employees of SendTec could vest in such options on terms substantially similar to the circumstances in which the Earn-out Consideration may be earned.

In connection with the Merger, the SendTec executives (whom collectively received approximately 82% of the shares of Common Stock and Preferred Stock issued in the Merger), theglobe and Messrs. Michael Egan and Edward Cespedes, our Chairman and Chief Executive Officer and President, respectively (individually and on behalf of certain affiliated entities) entered into a Stockholders' Agreement. Pursuant to the terms of the Stockholders' Agreement, the SendTec executives granted an irrevocable proxy to vote their shares to E&C Capital Partners LLLP, an affiliate of Mr. Egan on all matters (including the election of directors) other than with respect to certain potential affiliated transactions involving Messr. Egan or Cespedes. After giving effect to the grant of the proxy (and excluding outstanding options and warrants held by Mr. Egan), Mr. Egan has voting power over approximately 83.6 million shares of theglobe representing approximately 48.3% of the issued and outstanding voting securities of the Company. The SendTec executives were also granted certain pre-emptive rights involving potential new issuances of securities by theglobe, together with a co-sale right to participate in certain qualifying sales of stock by Messrs. Egan, Cespedes and their affiliates. Messrs. Egan, Cespedes and their affiliates were granted a right of first refusal on certain sales (generally, in excess of 10 million shares) by the SendTec executives, together with the right to "drag-along" the SendTec executives with regard to certain major sales of their stock or a sale or merger of theglobe.

In March 2004, the Company completed a private offering of 333,816 units (the "Units") for a purchase price of $85 per Unit (the "PIPE Offering"). Each Unit consisted of 100 shares of the Company's Common Stock, $0.001 par value (the "Common Stock"), and warrants to acquire 50 shares of the Company's Common Stock (the "Warrants"). The Warrants are exercisable for a period of five years commencing 60 days after the initial closing at an initial exercise price of $0.001 per share. The aggregate number of shares of Common Stock issued in the PIPE Offering was 33,381,647 shares for an aggregate consideration of $28,374,400, or approximately $0.57 per share assuming the exercise of the 16,690,824 Warrants. As of December 31, 2004, approximately 11,102,000 of the Warrants remain outstanding.

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

Halpern Capital, Inc., acted as placement agent for the PIPE Offering, and was paid a commission of $1.2 million and issued a warrant to acquire 1,000,000 shares of Common Stock at $0.001 per share. As of December 31, 2004, approximately 459,000 of these warrants remain outstanding.

The purpose of the PIPE Offering was to raise funds for use primarily in the Company's developing VoIP business, including the deployment of networks, website development, marketing, and capital infrastructure expenditures and working capital. Other intended uses of proceeds included funding requirements in connection with the Company's other existing or future business operations, including acquisitions.

In connection with the PIPE Offering, Mr. Egan, our Chairman, Chief Executive Officer and principal stockholder, together with certain of his affiliates, including E&C Capital Partners, converted a $2,000,000 convertible Bridge Note, $1,750,000 of Secured Convertible Notes and all of the Company's outstanding shares of Series F Preferred Stock, and exercised (on a "cashless" basis) all of the warrants issued in connection with the foregoing $1,750,000 Secured Convertible Notes and Series F Preferred Stock, together with certain warrants issued to Dancing Bear Investments, an affiliate of Mr. Egan. As a result of such conversions and exercises, the Company issued an aggregate of 48,775,909 additional shares of Common Stock.

On February 2, 2004, Michael S. Egan and his wife, S. Jacqueline Egan, entered into a Note Purchase Agreement with the Company pursuant to which they acquired a convertible promissory note due on demand (the "Bridge Note") in the aggregate principal amount of $2,000,000. The Bridge Note was convertible into shares of the Company's Common Stock. The Bridge Note provided for interest at the rate of ten percent per annum and was secured by a pledge of substantially all of the assets of the Company. Such security interest was shared with the holders of the Company's $1,750,000 Secured Convertible Notes issued on May 22, 2003 to E&C Capital Partners and certain affiliates of Michael S. Egan. In addition, the Egans were issued a warrant to acquire 204,082 shares of Common Stock at an exercise price of $1.22 per share. This warrant is exercisable at any time on or before February 2, 2009. The exercise price of the warrant, together with the number of shares for which such warrant is exercisable, is subject to adjustment upon the occurrence of certain events.

On July 2, 2003, theglobe.com, inc. completed a private offering of Series G Automatically Converting Preferred Stock for an aggregate purchase price of approximately $8.7 million. In accordance with the terms of such Preferred stock, the Series G Preferred shares converted into Common Stock at $0.50 per share (or an aggregate of approximately 17.4 million shares) upon the filing of an amendment to the Company's certificate of incorporation to increase its authorized shares of Common Stock from 100,000,000 shares to 200,000,000 shares. Such an amendment was filed on July 29, 2003. Investors also received warrants to acquire approximately 3.5 million shares of Common Stock. The warrants are exercisable for a period of five years at an exercise price of $1.39 per common share. The exercise price of the warrants, together with the number of warrants issuable upon exercise, are subject to adjustment upon the occurrence of certain events. The purpose of the Series G Preferred Stock offering was to raise funds for use primarily in the Company's VoIP telephony services business, including the deployment of networks, website development, marketing, and limited capital infrastructure expenditures and working capital.

On May 22,  2003,  E&C Capital  Partners  together  with certain  affiliates  of
Michael S. Egan, entered into a Note Purchase Agreement with the Company pursuant to which they acquired $1,750,000 of Secured Convertible Notes. The Secured Convertible Notes were convertible into a maximum of approximately 19,444,000 shares of the Company's Common Stock at a blended rate of $0.09 per share. The Secured Convertible Notes provided for interest at the rate of ten percent per annum payable semi-annually, a one year maturity and were secured by a pledge of substantially all of the assets of the Company. In addition, E&C Capital Partners was issued a Warrant to acquire 3,888,889 shares of the Company's Common Stock at an exercise price of $0.15 per share. The Warrant was exercisable at any time on or before May 22, 2013.

On March 28, 2003, E&C Capital Partners signed a Preferred Stock Purchase Agreement and other related documentation pertaining to a $500,000 investment via the purchase of shares of a new Series F Preferred Stock of theglobe.com and closed on the investment. Pursuant to the Preferred Stock Purchase Agreement, E&C Capital Partners received 333,333 shares of Series F Preferred Stock convertible into shares of the Company's Common Stock at a price of $0.03 per share. The Series F Preferred Stock had a liquidation preference of $1.50 per share, provided for payment of a dividend at the rate of 8% per annum and entitled the holder to vote on an "as-converted" basis with the holders of Common Stock. In addition, as part of the $500,000 investment, E&C Capital Partners received warrants to purchase 3,333,333 shares of theglobe.com Common Stock at an exercise price of $0.125 per share. The warrants were exercisable at any time on or before March 28, 2013 and both the warrants' exercise price and number were subject to adjustment.

As a result of the preferential conversion features of the Series G Preferred Stock and the Series F Preferred Stock, a total of $8,120,000 in non-cash dividends to preferred stockholders were recognized during the year ended December 31, 2003.

EFFECTS OF INFLATION

Due to relatively low levels of inflation in 2004, 2003 and 2002, inflation has not had a significant effect on our results of operations since inception.

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

Certain of our accounting policies require higher degrees of judgment than others in their application. These include revenue recognition, valuation of customer receivables, valuation of inventories, valuation of goodwill, intangible assets and other long-lived assets and capitalization of computer software costs. Our accounting policies and procedures related to these areas are summarized below.

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

MARKETING SERVICES

Revenue from the distribution of Internet advertising is recognized when Internet users visit and complete actions at an advertiser's website. Revenue consists of the gross value of billings to clients, including the recovery of costs incurred to acquire online media required to execute client campaigns. Recorded revenue is based upon reports generated by the Company's tracking software.

Revenue derived from the purchase and tracking of direct response media, such as television and radio commercials, is recognized on a net basis when the associated media is aired. In many cases, the amount the Company bills to clients significantly exceeds the amount of revenue that is earned due to the existence of various "pass-through" charges such as the cost of the television and radio media. Amounts received in advance of media airings are deferred as customer advances until the associated media is aired.

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

GOODWILL AND INTANGIBLE ASSETS

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

Our policy calls for the assessment of the potential impairment of goodwill and other identifiable intangibles with indefinite lives whenever events or changes in circumstances indicate that the carrying value may not be recoverable or at least on an annual basis. Some factors we consider important which could trigger an impairment review include the following:

      o Significant under-performance relative to historical, expected or projected future operating results;

      o Significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

      o     Significant negative industry or economic trends.

When we determine that the carrying value of goodwill or other identified intangibles with indefinite lives may not be recoverable, we measure any impairment based on a projected discounted cash flow method.

LONG-LIVED ASSETS

Historically, the Company's long-lived assets, other than goodwill, have primarily consisted of property and equipment, capitalized costs of internal-use software, values attributable to covenants not to compete, acquired technology and patent costs.

Long-lived assets held and used by the Company and intangible assets with determinable lives are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We evaluate recoverability of assets to be held and used by comparing the carrying amount of the assets, or the appropriate grouping of assets, to an estimate of undiscounted future cash flows to be generated by the assets, or asset group. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair values are based on quoted market values, if available. If quoted market prices are not available, the estimate of fair value may be based on the discounted value of the estimated future cash flows attributable to the assets, or other valuation techniques deemed reasonable in the circumstances.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29." SFAS No. 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material impact on its financial condition, results of operations, or liquidity.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This standard replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The standard requires companies to expense the fair value of stock options on the grant date and is effective for interim or annual periods beginning after June 15, 2005. In accordance with the revised statement, the expense attributable to stock options granted or vested subsequent to July 1, 2005 will be required to be recognized by the Company. The Company has not yet evaluated the impact of this pronouncement on the Company.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4." SFAS No. 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. This statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements.

In December 2003, the FASB issued Interpretation ("FIN") No. 46-R "Consolidation of Variable Interest Entities." FIN 46-R, which modifies certain provisions and effective dates of FIN 46, sets forth the criteria to be used in determining whether an investment in a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. The Company believes that currently, it does not have any material arrangements that meet the definition of a variable interest entity which would require consolidation.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2004 and 2003, we did not have any material off-balance sheet arrangements that have or are reasonably likely to have a material effect on our current or future financial condition, revenues or expenses, results of operations, liquidity, or capital resources.

RISK FACTORS

In addition to the other information in this report, the following factors should be carefully considered in evaluating our business and prospects.

                    RISKS RELATING TO OUR BUSINESS GENERALLY

WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN.

We have recently engaged certain financial advisors to assist the Company in raising capital through private placement of equity securities or alternatively in selling either part or all of the Company's businesses or assets. We currently have no access to credit facilities with traditional third party lenders and there can be no assurance that we would be able to raise any such capital or sell any of our businesses or assets. In addition, any financing that could be obtained would likely significantly dilute existing stockholders.

We do not presently believe that cash on hand and cash flow generated internally by the Company will be adequate to fund the operation of our businesses and the implementation of our current VoIP business plan beyond a short period of time. We have received a report from our independent accountants, relating to our December 31, 2004 audited financial statements containing an explanatory paragraph stating that our recurring losses from operations and our accumulated deficit raise substantial doubts about our ability to continue as a going concern. If we are not successful in entering into a financing, sale, or business transaction that infuses sufficient cash resources into the Company sometime during the second quarter of 2005, management believes that it will no longer be able to continue the implementation of its current VoIP business plan. In such event, it is likely that we would be required to either temporarily suspend or permanently shutdown the operation of our VoIP telephony services business. Additionally, in such event, management believes that it may also be required to revise the business plan of some or all of its other business segments and/or further implement company-wide cost reduction programs. There can be no assurance that the Company would be successful in implementing such revised business plans and effectively restructuring its businesses so that the Company would have the ability to continue to operate as a going concern in the future.

WE HAVE A HISTORY OF OPERATING LOSSES AND EXPECT TO CONTINUE TO INCUR LOSSES.

Since our inception, we have incurred net losses in each quarter, except the fourth quarter of 2002 where we had net income of approximately $17,000. We expect that we will continue to incur net losses for the foreseeable future. We had net losses of approximately $24.3 million, $11.0 million and $2.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. The principal causes of our losses are likely to continue to be:

      o     costs resulting from the operation of our businesses;

      o     costs relating to entering new business lines;

      o     failure to generate sufficient revenue; and

      o     selling, general and administrative expenses.

Although we have restructured our businesses, we still expect to continue to incur losses as we continue to develop our VoIP telephony services business and while we explore a number of strategic alternatives for our businesses, including continuing to operate the businesses, selling certain businesses or assets, or acquiring or developing additional businesses or complementary products.

OUR ENTRY INTO NEW LINES OF BUSINESS,  AS WELL AS POTENTIAL FUTURE ACQUISITIONS,
JOINT   VENTURES  OR  STRATEGIC   TRANSACTIONS   ENTAILS   NUMEROUS   RISKS  AND
UNCERTAINTIES.

We have entered into new business lines, VoIP telephony services and marketing services. In November 2002, we acquired certain VoIP assets from an entrepreneur in exchange for 1,750,000 warrants to purchase our Common Stock. On May 28, 2003, we acquired Direct Partner Telecom, Inc. ("DPT"), an international licensed telecommunications carrier then engaged in the purchase and resale of telecommunication services over the Internet. On September 1, 2004, we acquired SendTec, Inc. ("SendTec"), a direct response marketing services and technology company. Although highly dependent upon our obtaining additional capital, we may also enter into new or different lines of business, as determined by management and our Board of Directors. Our acquisitions, as well as any future acquisitions or joint ventures could result, and in some instances have resulted in numerous risks and uncertainties, including:

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

      o the incurrence of debt and contingent liabilities or impairment charges related to goodwill and other long-lived assets;

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

OUR NET OPERATING LOSS CARRY FORWARDS MAY BE LIMITED.

As of December 31, 2004, we had net operating loss carryforwards potentially available for U.S. and foreign tax purposes of approximately $162 million. These carryforwards expire through 2024. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Due to the change in our ownership interests in August 1997 and May 1999, the Company's private offering in March 2004 (together with the exercise and conversion of various securities in connection with such private offering) and the issuance of Common Stock in connection with the acquisition of SendTec on September 1, 2004, as defined in the Internal Revenue Code of 1986, as amended, we may have substantially limited or eliminated the availability of our net operating loss carryforwards. There can be no assurance that we will be able to utilize any net operating loss carryforwards in the future.

WE COULD BE ADVERSELY AFFECTED BY AN IMPAIRMENT OF GOODWILL AND/OR INTANGIBLE ASSETS ON OUR BALANCE SHEET.

Our acquisition of SendTec has resulted in the recording of a significant amount of goodwill and intangible assets on our balance sheet. The goodwill was recorded because the fair value of the net assets acquired was less than the purchase price. We may not realize the full value of the goodwill and/or intangible assets. As such, we evaluate on a regular basis whether events and circumstances indicate that some or all of the carrying value of goodwill and/or intangible assets are no longer recoverable, in which case we would write off the unrecoverable portion as a charge to our earnings.

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

WE MAY FACE INCREASED GOVERNMENT REGULATION, TAXATION AND LEGAL UNCERTAINTIES IN OUR INDUSTRY, WHICH COULD HARM OUR BUSINESS.

There are an increasing number of federal, state, local and foreign laws and regulations pertaining to the Internet and telecommunications. In addition, a number of federal, state, local and foreign legislative and regulatory proposals are under consideration. Laws or regulations have been and may continue to be adopted with respect to the Internet relating to, among other things, fees and taxation of VoIP telephony services, liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access, and the characteristics and quality of products and services.

Changes in tax laws relating to electronic commerce could materially affect our business, prospects and financial condition. One or more states or foreign countries may seek to impose sales or other tax collection obligations on out-of-jurisdiction companies that engage in electronic commerce. A successful assertion by one or more states or foreign countries that we should collect sales or other taxes on services could result in substantial tax liabilities for past sales, decrease our ability to compete with traditional telephony, and otherwise harm our business.

Currently, decisions of the U.S. Supreme Court restrict the imposition of obligations to collect state and local sales and use taxes with respect to electronic commerce. However, a number of states, as well as the U.S. Congress, have been considering various initiatives that could limit or supersede the Supreme Court's position regarding sales and use taxes on electronic commerce. If any of these initiatives addressed the Supreme Court's constitutional concerns and resulted in a reversal of its current position, we could be required to collect sales and use taxes. The imposition by state and local governments of various taxes upon electronic commerce could create administrative burdens for us and could adversely affect our VoIP business operations, and ultimately our financial condition, operating results and future prospects.

Moreover, the applicability to the Internet of existing laws governing issues such as intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment and personal privacy is uncertain and developing. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel, and personal privacy apply to the Internet and electronic commerce. Any new legislation or regulation, or the application or interpretation of existing laws or regulations, may decrease the growth in the use of the Internet or VoIP telephony services, may impose additional burdens on electronic commerce or may alter how we do business. This could decrease the demand for our existing or proposed services, increase our cost of doing business, increase the costs of products sold through the Internet or otherwise have a material adverse effect on our business, plans, prospects, results of operations and financial condition.

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

We pursue the registration of our trademarks in the United States and, in some cases, internationally. We are also seeking patent protection for certain VoIP and direct response marketing assets which we acquired or which we have developed. However, effective intellectual property protection may not be available in every country in which our services are distributed or made available through the Internet. Policing unauthorized use of our proprietary information is difficult. Legal standards relating to the validity, enforceability and scope of protection of proprietary rights in Internet-related businesses are also uncertain and still evolving. We cannot assure you about the future viability or value of any of our proprietary rights.

Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. However, we may not have sufficient funds or personnel to adequately litigate or otherwise protect our rights. Furthermore, we cannot assure you that our business activities and product offerings will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us, including claims related to providing hyperlinks to websites operated by third parties or providing advertising on a keyword basis that links a specific search term entered by a user to the appearance of a particular advertisement. Moreover, from time to time, third parties have asserted and may in the future assert claims of alleged infringement by us of their intellectual property rights. Any litigation claims or counterclaims could impair our business because they could:

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

We license from third parties various technologies incorporated into our products, networks and sites. We cannot assure you that these third-party technology licenses will continue to be available to us on commercially reasonable terms. Additionally, we cannot assure you that the third parties from which we license our technology will be able to defend our proprietary rights successfully against claims of infringement. As a result, our inability to obtain any of these technology licenses could result in delays or reductions in the introduction of new products and services or could adversely affect the performance of our existing products and services until equivalent technology can be identified, licensed and integrated.

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

WE MAY BE UNSUCCESSFUL IN ESTABLISHING AND MAINTAINING BRAND AWARENESS; BRAND IDENTITY IS CRITICAL TO OUR COMPANY.

Our success in the markets in which we operate will depend on our ability to create and maintain brand awareness for our product offerings. This may require a significant amount of capital to allow us to market our products and establish brand recognition and customer loyalty. Many of our competitors are larger than us and have substantially greater financial resources. Additionally, many of the companies offering VoIP services have already established their brand identity within the marketplace. We can offer no assurances that we will be successful in establishing awareness of our brand allowing us to compete in the VoIP market.

If we fail to promote and maintain our various brands or our businesses' brand values are diluted, our businesses, operating results, financial condition, and our ability to attract buyers for any of our businesses could be materially adversely affected. The importance of brand recognition will continue to increase because low barriers of entry to the industries in which we operate may result in an increased number of direct competitors. To promote our brands, we may be required to continue to increase our financial commitment to creating and maintaining brand awareness. We may not generate a corresponding increase in revenue to justify these costs.

OUR QUARTERLY OPERATING RESULTS FLUCTUATE.

Due to our significant change in operations, including the entry into new lines of business, our historical quarterly operating results are not necessarily reflective of future results. The factors that will cause our quarterly operating results to fluctuate in the future include:

      o     acquisitions of new businesses or sales of our businesses or assets;

      o     changes in the number of sales or technical employees;

      o     the level of traffic on our websites;

      o     the  overall  demand  for  Internet   telephony   services,   print,
            television, radio and Internet advertising and electronic commerce;

      o the addition or loss of VoIP customers, clients of our marketing services business, advertisers of our computer games businesses, subscribers to our magazine, and electronic commerce partners on our websites;

      o     overall usage and acceptance of the Internet;

      o seasonal trends in advertising and electronic commerce sales and member usage in our businesses;

      o     other costs relating to the maintenance of our operations;

      o     the restructuring of our business;

      o failure to generate significant revenues and profit margins from new products and services; and

      o     competition from others providing services similar to ours.

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

      o maintain or increase advertising revenue for our computer games magazine;

      o     maintain or increase direct response marketing services revenue;

      o     adapt to meet changes in our markets and  competitive  developments;
            and

      o     identify, attract, retain and motivate qualified personnel.

OUR MANAGEMENT TEAM IS INEXPERIENCED IN THE MANAGEMENT OF A LARGE OPERATING COMPANY.

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

WE DEPEND ON HIGHLY QUALIFIED TECHNICAL AND MANAGERIAL PERSONNEL.

Our future success also depends on our continuing ability to attract, retain and motivate highly qualified technical expertise and managerial personnel necessary to operate our businesses. We may need to give retention bonuses and stock incentives to certain employees to keep them, which can be costly to us. The loss of the services of members of our management team or other key personnel could harm our business. Our future success depends to a significant extent on the continued service of key management, client service, product development, sales and technical personnel. We do not maintain key person life insurance on any of our executive officers and do not intend to purchase any in the future. Although we generally enter into non-competition agreements with our key employees, our business could be harmed if one or more of our officers or key employees decided to join a competitor or otherwise compete with us.

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

Our President, Treasurer and Chief Financial Officer and Director, Mr. Edward A. Cespedes, is also an officer or director of other companies. Accordingly, we must compete for his time. Mr. Cespedes is an officer or director of various privately held entities and is also affiliated with Dancing Bear Investments.

Our Vice President of Finance and Director, Ms. Robin Lebowitz is also affiliated with Dancing Bear Investments. She is also an officer or director of other companies or entities controlled by Mr. Egan and Mr. Cespedes.

Due to the relationships with his related entities, Mr. Egan will have an inherent conflict of interest in making any decision related to transactions between the related entities and us. Furthermore, the Company's Board of Directors presently is comprised entirely of individuals which are employees of theglobe, and therefore are not "independent." We intend to review related party transactions in the future on a case-by-case basis.

WE RELY ON THIRD PARTY OUTSOURCED HOSTING FACILITIES OVER WHICH WE HAVE LIMITED CONTROL.

Our principal servers are located in Florida and New York primarily at third party outsourced hosting facilities. Our operations depend on the ability to protect our systems against damage from unexpected events, including fire, power loss, water damage, telecommunications failures and vandalism. Any disruption in our Internet access could have a material adverse effect on us. In addition, computer viruses, electronic break-ins or other similar disruptive problems could also materially adversely affect our businesses. Our reputation, theglobe.com brand and the brands of our individual businesses could be materially and adversely affected by any problems experienced by our sites or our supporting VoIP network. We may not have insurance to adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. We do not presently have any secondary off-site systems or a formal disaster recovery plan.

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

WE MAY BE EXPOSED TO LIABILITY FOR INFORMATION RETRIEVED FROM OR TRANSMITTED OVER THE INTERNET.

Users may access content on our websites or the websites of our distribution partners or other third parties through website links or other means, and they may download content and subsequently transmit this content to others over the Internet. This could result in claims against us based on a variety of theories, including defamation, obscenity, negligence, copyright infringement, trademark infringement or the wrongful actions of third parties. Other theories may be brought based on the nature, publication and distribution of our content or based on errors or false or misleading information provided on our websites. Claims have been brought against online services in the past and we have received inquiries from third parties regarding these matters. Such claims could be material in the future.

WE MAY BE EXPOSED TO LIABILITY FOR PRODUCTS OR SERVICES SOLD OVER THE INTERNET, INCLUDING PRODUCTS AND SERVICES SOLD BY OTHERS.

We enter into agreements with commerce partners and sponsors under which, in some cases, we are entitled to receive a share of revenue from the purchase of goods and services through direct links from our sites. We sell products directly to consumers which may expose us to additional legal risks, regulations by local, state, federal and foreign authorities and potential liabilities to consumers of these products and services, even if we do not ourselves provide these products or services. We cannot assure you that any indemnification that may be provided to us in some of these agreements with these parties will be adequate. Even if these claims do not result in our liability, we could incur significant costs in investigating and defending against these claims. The imposition of potential liability for information carried on or disseminated through our systems could require us to implement measures to reduce our exposure to liability. Those measures may require the expenditure of substantial resources and limit the attractiveness of our services. Additionally, our insurance policies may not cover all potential liabilities to which we are exposed.

WE ARE A PARTY TO LITIGATION MATTERS THAT MAY SUBJECT US TO SIGNIFICANT LIABILITY AND BE TIME CONSUMING AND EXPENSIVE.

As described in Note 11, "Commitments and Contingencies," in the Notes to Consolidated Financial Statements, we are currently a defendant in a lawsuit asserting claims of breach of contract and specific performance and which seeks payment of approximately $2.5 million in cash, plus interest, as well as the issuance of 1.0 million shares of our Common Stock. In addition, we are a party to securities class action litigation.

At this time we cannot reasonably estimate the range of any loss or damages resulting from these lawsuits due to uncertainty regarding the ultimate outcome. The defense of this litigation may be expensive to defend and divert management's attention from day-to-day operations. An adverse outcome in this litigation could materially and adversely affect our results of operations and financial position and may utilize a significant portion of our cash resources.

WE MAY NOT BE ABLE TO IMPLEMENT SECTION 404 OF THE SARBANES-OXLEY ACT ON A TIMELY BASIS.

The SEC, as directed by Section 404 of The Sarbanes-Oxley Act, adopted rules generally requiring each public company to include a report of management on the company's internal controls over financial reporting in its annual report on Form 10-K that contains an assessment by management of the effectiveness of the company's internal controls over financial reporting. In addition, the company's independent registered public accounting firm must attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-K for the fiscal year ending December 31, 2006.

We are  currently  at  the  beginning  stages  of  developing  our  Section  404 implementation plan. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. How companies should be implementing these new requirements including internal control reforms to comply with Section 404's requirements, and how independent auditors will apply these requirements and test companies' internal controls, is still reasonably uncertain.

We expect that we will need to hire and/or engage additional personnel and incur incremental costs in order to complete the work required by Section 404. There can be no assurance that we will be able to complete our Section 404 plan on a timely basis. The Company's liquidity position in 2005 and 2006 may also negatively impact our ability to adequately fund our Section 404 efforts.

Even if we timely complete our Section 404 plan, we may not be able to conclude that our internal controls over financial reporting are effective, or in the event that we conclude that our internal controls are effective, our independent accountants may disagree with our assessment and may issue a report that is qualified. This could subject the Company to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm the Company's operating results or cause the Company to fail to meet its reporting obligations.

                  RISKS RELATING TO OUR VOIP TELEPHONY BUSINESS

WE ARE UNABLE TO PREDICT THE VOLUME OF USAGE AND OUR CAPACITY NEEDS FOR OUR VOIP BUSINESS; DISADVANTAGEOUS CONTRACTS HAVE REDUCED OUR OPERATING MARGINS AND MAY ADVERSELY AFFECT OUR LIQUIDITY AND FINANCIAL CONDITION.

We have entered into a number of long-term agreements (generally for terms of one year, with the terms of several agreements extending to three to five years) for leased communications transmission capacity and data center facilities with various carriers and other third parties. The minimum amounts payable under these agreements and the underlying current capacity of our VoIP network greatly exceeds our current estimates of customer demand and usage for the foreseeable future. The Company is currently negotiating to reduce the amounts payable during 2005 under these network-related agreements. Although the Company has been successful in recently terminating substantially all of the minimum usage requirement commitments for which it was previously obligated under certain of its carrier agreements, there can be no assurance that it will be able to further reduce its network-related contractual commitments. If the Company is not successful in significantly reducing such commitments, its liquidity and financial condition could be materially and adversely impacted.

THE VOIP MARKET IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE AND WE WILL NEED TO DEPEND ON NEW PRODUCT INTRODUCTIONS AND INNOVATIONS IN ORDER TO ESTABLISH, MAINTAIN AND GROW OUR BUSINESS.

VoIP is an emerging market that is characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products, and continuing and rapid technological advances. To enter and compete successfully in this emerging market, we must continually design, develop and sell new and enhanced VoIP products and services that provide increasingly higher levels of performance and reliability at lower costs. These new and enhanced products must take advantage of technological advancements and changes, and respond to new customer requirements. Our success in designing, developing and selling such products and services will depend on a variety of factors, including:

      o     access to sufficient capital to complete our development efforts;

      o     the identification of market demand for new products;

      o     the determination of appropriate product inventory levels;

      o     product and feature selection;

      o     timely implementation of product design and development;

      o     product performance;

      o     cost-effectiveness of products under development;

      o     securing effective sources of equipment supply; and

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

Because their services are not currently regulated to the same extent as traditional telephony, some VoIP providers can currently avoid paying certain charges that traditional telephone companies must pay. Many traditional telephone operators are lobbying the Federal Communications Commission (FCC) and the states to regulate VoIP on the same or similar basis as traditional telephone services. The FCC and several states are examining this issue.

If the FCC or any state determines to regulate VoIP, they may impose surcharges, taxes or additional regulations upon providers of VoIP. These surcharges could include access charges payable to local exchange carriers to carry and terminate traffic, contributions to the Universal Service Fund or other charges. Regulations requiring compliance with the Communications Assistance for Law
Enforcement Act, or provision of enhanced 911 services could also place a significant financial burden on us. The imposition of any such additional fees, charges, taxes, licenses and regulations on VoIP services could materially increase our costs and may reduce or eliminate the competitive pricing advantage we seek to enjoy.

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

During the past several years, a number of companies have introduced services that make Internet telephony or voice services over the Internet available to businesses and consumers. All major telecommunications companies, including entities like AT&T, Verizon, Sprint and MCI, either presently or potentially compete or can compete directly with us. Other Internet telephony service providers, such as Net2Phone and deltathree, also focus on a retail customer base and compete with us. These companies may offer the kinds of voice services we currently offer or intend to offer in the future. In addition, companies currently in related markets have begun to provide voice over the Internet services or adapt their products to enable voice over the Internet services. These related companies may potentially migrate into the Internet telephony market as direct competitors. A number of cable operators have also begun to offer VoIP telephony services via cable modems which provide access to the Internet. These companies, which tend to be large entities with substantial resources, generally have large budgets available for research and development, and therefore may further enhance the quality and acceptance of the transmission of voice over the Internet. We also compete with cellular telephony providers.

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

IF WE DO NOT DEVELOP AND MAINTAIN SUCCESSFUL PARTNERSHIPS FOR VOIP PRODUCTS, WE MAY NOT BE ABLE TO SUCCESSFULLY MARKET ANY OF OUR VOIP PRODUCTS.

Our success in the VoIP market is partly dependent on our ability to forge marketing, engineering and carrier partnerships. VoIP communication systems are extremely complex and no single company possesses all the technology components needed to build a complete end to end solution. We will likely need to enter into partnerships to augment our development programs and to assist us in marketing complete solutions to our targeted customers. We may not be able to develop such partnerships in the course of our operations and product development. Even if we do establish the necessary partnerships, we may not be able to adequately capitalize on these partnerships to aid in the success of our business.

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

ONLINE CREDIT CARD FRAUD CAN HARM OUR BUSINESS.

The sale of our products and services over the Internet exposes us to credit card fraud risks. Many of our products and services, including our VoIP services, can be ordered or established (in the case of new accounts) over the Internet using a major credit card for payment. As is prevalent in retail telecommunications and Internet services industries, we are exposed to the risk that some of these credit card accounts are stolen or otherwise fraudulently obtained. In general, we are not able to recover fraudulent credit card charges from such accounts. In addition to the loss of revenue from such fraudulent credit card use, we also remain liable to third parties whose products or services are engaged by us (such as termination fees due telecommunications providers) in connection with the services which we provide. In addition, depending upon the level of credit card fraud we experience, we may become ineligible to accept the credit cards of certain issuers. We are currently authorized to accept Discover, together with Visa and MasterCard (which are both covered by a single merchant agreement with us). Visa/MasterCard constitutes the primary credit card used by our VoIP customers. The loss of eligibility for acceptance of Visa/MasterCard could significantly and adversely affect our business. During 2004, we updated our fraud controls and will attempt to manage fraud risks through our internal controls and our monitoring and blocking systems. If those efforts are not successful, fraud could cause our revenue to decline significantly and our business, financial condition and results of operations to be materially and adversely affected.

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

ONLINE TRANSACTIONS FROM WHICH WE DERIVE OUR REVENUE ARE SUBJECT TO VALIDATION. OUR REVENUE AND MARGINS COULD BE REDUCED AS A RESULT OF INVALID TRANSACTIONS.

SendTec derives revenue from its online cost per action advertising business based on the number of actions it generates for clients each month. SendTec determines the number of actions generated for clients based on digital tracking technology and reports from its clients detailing the number of actions received by them. SendTec relies upon its digital tracking methods and final reports from its clients to determine the number of actions for which it pays its publisher network. On average SendTec pays its network of publishers between 30 days and 60 days from the end of the month. In certain situations, SendTec may be required to reimburse its clients for actions which SendTec has previously verified as valid actions but the client has subsequently determined to be invalid due to fraud or other factors. In these instances, SendTec generally may not have recourse against the publishers in its network that have generated the actions and therefore SendTec may not be able to recover any portion of the reimbursements it makes to its clients from its publishers.

WE DEPEND ON A LIMITED NUMBER OF CLIENTS FOR A SIGNIFICANT PERCENTAGE OF OUR REVENUE, AND THE LOSS OF ONE OR MORE OF THESE ADVERTISERS COULD CAUSE OUR REVENUE TO DECLINE.

The results of SendTec's operations have been included in our consolidated results since date of acquisition, September 1, 2004. During the four months ended December 31, 2004, two customers of SendTec accounted for approximately 52% of SendTec's total net revenue. We believe that a limited number of clients will continue to be the source of a substantial portion of our revenue for the foreseeable future. Key factors in maintaining our relationships with these clients include our performance on individual campaigns, the strength of our professional reputation and the relationships of our key executives with client personnel. To the extent that our performance does not meet client expectations, or our reputation or relationships with one or more major clients are impaired, our revenues could decline and our operating results could be adversely affected. During the second quarter of 2004, one of SendTec's major customers acquired a business that competes with SendTec. This acquisition, other similar acquisitions, or general business consolidation within the marketing services industry could also cause our revenue and operating results to decline and adversely affect SendTec's business.

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

Our subsidiary, Chips & Bits, Inc. depends on major releases in the Personal Computer (PC) market for the majority of sales and profits. Advances in technology and the game industry's increased focus on console and online game platforms, such as Xbox, PlayStation and GameCube, has dramatically reduced the number of major PC releases, which resulted in significant declines in revenues and gross margins for Chips & Bits. Because of the large installed base of personal computers, revenue and gross margin percentages may fluctuate with changes in the PC game market. However, we are unable to predict when, if ever, there will be a turnaround in the PC game market, or if we will be successful in adequately increasing our future sales of non PC games.

WE HAVE HISTORICALLY RELIED SUBSTANTIALLY ON ADVERTISING REVENUES, WHICH COULD DECLINE IN THE FUTURE.

We historically derived a substantial portion of our revenues from the sale of advertisements, primarily in our Computer Games Magazine. Our games business model and our ability to generate sufficient future levels of print and online advertising revenues are highly dependent on the print circulation of our Computer Games magazine, as well as the amount of traffic on our websites and our ability to properly monetize website traffic. Print and online advertising market volumes have declined in the past and may decline in the future, which could have a material adverse effect on us. Many advertisers have been experiencing financial difficulties which could further negatively impact our revenues and our ability to collect our receivables. For these reasons, we cannot assure you that our current advertisers will continue to purchase advertisements from our computer games businesses.

WE  MAY  NOT  BE  ABLE  TO  SUCCESSFULLY  COMPETE  IN  THE  ELECTRONIC  COMMERCE
MARKETPLACE.

The games marketplace has become increasingly competitive due to acquisitions, strategic partnerships and the continued consolidation of a previously fragmented industry. In addition, an increasing number of major retailers have increased the selection of video games offered by both their traditional "bricks and mortar" locations and their online commerce sites, resulting in increased competition. Our Chips & Bits subsidiary may not be able to compete successfully in this highly competitive marketplace.

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

Additionally, if use of the Internet for electronic commerce does not continue to grow, our business and financial condition would be materially and adversely affected.

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

As of December 31, 2004, we had issued and outstanding approximately 173.6 million shares, of which approximately 37.3 million shares were freely tradable over the public markets. There is limited trading volume in our shares and we are now traded only in the over-the-counter market. On April 16, 2004, we filed a registration statement relating to the potential resale of up to approximately 131 million of our shares (including approximately 27 million shares underlying outstanding warrants to acquire our Common Stock). The registration statement became effective on May 11, 2004. Sales of significant amounts of Common Stock in the public market in the future, the perception that sales will occur or the registration of additional shares pursuant to existing contractual obligations could materially and adversely drive down the price of our stock. In addition, such factors could adversely affect the ability of the market price of the Common Stock to increase even if our business prospects were to improve. Substantially all of our stockholders holding restricted securities, including shares issuable upon the exercise of warrants to purchase our Common Stock, have registration rights under various conditions. Also, we may issue additional shares of our Common Stock or other equity instruments which may be convertible into Common Stock at some future date, which could further adversely affect our stock price.

In addition, as of December 31, 2004, there were outstanding options to purchase approximately 15,984,000 shares of our Common Stock, which become eligible for sale in the public market from time to time depending on vesting and the expiration of lock-up agreements. The issuance of shares upon exercise of these options is registered under the Securities Act and consequently, subject to certain volume restrictions as to shares issuable to executive officers, will be freely tradable.

Also as of December 31, 2004, we had issued and outstanding warrants to acquire approximately 18,125,000 shares of our Common Stock. In addition, the Company holds in escrow warrants to acquire up to 2,250,000 shares of Common Stock, subject to release over approximately the next year (some of which may accelerate under certain events) upon the attainment of certain performance objectives and may issue warrants to acquire up to an additional 2,500,000 shares of Common Stock upon attainment of certain performance criteria related to the SendTec acquisition. Many of the outstanding instruments representing the warrants contain anti-dilution provisions pursuant to which the exercise prices and number of shares issuable upon exercise may be adjusted.

As part of the acquisition of SendTec, we issued an aggregate of approximately 35 million shares of our Common Stock. Pursuant to our contractual obligations, we will file a registration statement relating to the potential resale of these shares. We are obligated to cause such registration statement to become effective on or before September 1, 2005. Upon registration, and subject to waiver or expiration of a lock-up agreement which expires September 1, 2005, all such shares will be eligible for resale over the open market.

OUR CHAIRMAN MAY CONTROL US.

After giving effect to the proxies to vote the shares of Common Stock granted by five of the former shareholders of SendTec, Michael S. Egan, our Chairman and Chief Executive Officer, beneficially owns or controls, directly or indirectly, approximately 87.7 million shares of our Common Stock as of March 10, 2005, which in the aggregate represents approximately 48.9% of the outstanding shares of our Common Stock (treating as outstanding for this purpose the shares of Common Stock issuable upon exercise of the options and warrants owned by Mr. Egan or his affiliates). Accordingly, Mr. Egan will be able to exercise significant influence over, if not control, any stockholder vote.

DELISTING OF OUR COMMON STOCK MAKES IT MORE DIFFICULT FOR INVESTORS TO SELL SHARES. THIS MAY POTENTIALLY LEAD TO FUTURE MARKET DECLINES.

The shares of our Common Stock were delisted from the NASDAQ national market in April 2001 and are now traded in the over-the-counter market on what is commonly referred to as the electronic bulletin board or "OTCBB." As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of the securities. The delisting has made trading our shares more difficult for investors, potentially leading to further declines in share price and making it less likely our stock price will increase. It has also made it more difficult for us to raise additional capital. We may also incur additional costs under state blue-sky laws if we sell equity due to our delisting.

OUR COMMON STOCK IS PRESENTLY SUBJECT TO THE "PENNY STOCK" RULES WHICH MAY MAKE IT A LESS ATTRACTIVE INVESTMENT.

Since the trading price of our Common Stock is less than $5.00 per share, trading in our Common Stock is also subject to the requirements of Rule 15g-9 of the Exchange Act. Our Common Stock is also considered a penny stock under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, which defines a penny stock, generally, as any equity security not traded on an exchange or quoted on the Nasdaq SmallCap Market that has a market price of less than $5.00 per share. Under Rule 15g-9, brokers who recommend our Common Stock to persons who are not established customers and accredited investors, as defined in the Exchange Act, must satisfy special sales practice requirements, including requirements that they make an individualized written suitability determination for the purchaser; and receive the purchaser's written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosures in connection with any trades involving a penny stock, including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated with that market. Such requirements may severely limit the market liquidity of our Common Stock and the ability of purchasers of our equity securities to sell their securities in the secondary market. For all of these reasons, an investment in our equity securities may not be attractive to our potential investors.

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

Certain Delaware laws could have the effect of delaying, deterring or preventing a change in control of our company. One of these laws prohibits us from engaging in a business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder, unless various conditions are met. In addition, provisions of our charter and by-laws, and the significant amount of Common Stock held by our current executive officers, directors and affiliates, could together have the effect of discouraging potential takeover attempts or making it more difficult for stockholders to change management. In addition, the employment contracts of our Chairman, CEO and Vice President of Finance provide for substantial lump sum payments ranging from 2 (for the Vice President) to 10 times (for each of the Chairman and CEO) of their respective average combined salaries and bonuses (together with the continuation of various benefits for extended periods) in the event of their termination without cause or a termination by the executive for "good reason," which is conclusively presumed in the event of a "change-in-control" (as such terms are defined in such agreements).

OUR STOCK PRICE IS VOLATILE AND MAY DECLINE.

The trading price of our Common Stock has been volatile and may continue to be volatile in response to various factors, including:

      o     the performance and public acceptance of our new product lines;

      o     quarterly variations in our operating results;

      o     competitive announcements;

      o     sales of any of our businesses;

      o the operating and stock price performance of other companies that investors may deem comparable to us;

      o     news relating to trends in our markets; and

      o entrance into new lines of business and acquisitions of businesses, including our SendTec acquisition.

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

The market price of our Common Stock could also decline as a result of unforeseen factors related to the acquisition. The stock market has experienced significant price and volume fluctuations, and the market prices of technology companies, particularly Internet-related companies, have been highly volatile. Our stock is also more volatile due to the limited trading volume.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       THEGLOBE.COM, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS


                                                                            PAGE
                                                                            ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                      F-1


CONSOLIDATED FINANCIAL STATEMENTS

   BALANCE SHEETS                                                            F-2

   STATEMENTS OF OPERATIONS                                                  F-3

   STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)        F-4

   STATEMENTS OF CASH FLOWS                                                  F-5

   NOTES TO FINANCIAL STATEMENTS                                             F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
theglobe.com, inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of theglobe.com, inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years ended December 31, 2004, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of theglobe.com, inc. and Subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the years ended December 31, 2004, 2003 and 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RACHLIN COHEN & HOLTZ LLP

Fort Lauderdale, Florida
March 23, 2005, except for Note 2, as to which the date is March 25, 2005

                       THEGLOBE.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                 Year ended December 31,
                                                              ------------------------------

                                                                   2004            2003
                                                              -------------    -------------
                             ASSETS
                             ------
Current Assets:
  Cash and cash equivalents                                   $   6,828,200    $   1,061,702
  Marketable securities                                              42,736          267,970
  Accounts receivable, less allowance for doubtful
    accounts of approximately $274,000 and
    $113,000, respectively                                        7,740,692          958,487
  Inventory, less reserves of approximately
    $1,333,000 and $109,000, respectively                           589,579          770,314
  Prepaid expenses                                                1,590,139          550,930
  Deposits on inventory purchases                                    77,250          820,675
  Other current assets                                              316,926           26,357
                                                              -------------    -------------
       Total current assets                                      17,185,522        4,456,435

Goodwill                                                         11,702,317               --
Intangible assets                                                 1,680,000          199,020
Property and equipment, net                                       3,406,370        2,416,383
Other assets                                                         42,956          100,240
                                                              -------------    -------------

       Total assets                                           $  34,017,165    $   7,172,078
                                                              =============    =============




               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------
Current Liabilities:
  Accounts payable                                            $   7,447,550    $   1,935,142
  Accrued expenses and other current liabilities                  2,803,544          840,376
  Deferred revenue                                                  739,665          176,591
  Notes payable and current portion of long-term debt             1,277,405          121,919
                                                              -------------    -------------
       Total current liabilities                                 12,268,164        3,074,028

Long-term debt                                                       26,997        1,792,568
Other long-term liabilities                                         204,616          124,943
                                                              -------------    -------------
       Total liabilities                                         12,499,777        4,991,539
                                                              -------------    -------------

Stockholders' Equity:
  Preferred stock, $0.001 par value; 3,000,000 shares
    authorized; 333,333 shares
    issued and outstanding at December 31, 2003
    at liquidation value                                                 --          500,000
  Common stock, $0.001 par value; 500,000,000 shares
    authorized; 174,315,678 and 50,245,574 shares
    issued at December 31, 2004 and December 31, 2003,
    respectively                                                    174,316           50,246
  Additional paid-in capital                                    282,289,404      238,301,862
  Treasury stock, 699,281 common shares, at cost                   (371,458)        (371,458)
  Accumulated other comprehensive income                                 --            1,562
  Accumulated deficit                                          (260,574,874)    (236,301,673)
                                                              -------------    -------------
       Total stockholders' equity                                21,517,388        2,180,539
                                                              -------------    -------------
       Total liabilities and stockholders' equity             $  34,017,165    $   7,172,078
                                                              =============    =============

See notes to consolidated financial statements.

                       THEGLOBE.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     Year Ended December 31,
                                                         ----------------------------------------------
                                                              2004            2003             2002
                                                         -------------    -------------   -------------


Net Revenue                                               $ 16,041,032    $  5,284,113    $   7,245,276
                                                          ------------    ------------    -------------
Operating Expenses:
  Cost of revenue                                           18,262,105       4,701,338        5,453,136
  Sales and marketing                                        7,386,637       1,987,026        1,101,417
  Product development                                        1,053,886         884,790          652,997
  General and administrative                                 9,102,151       5,285,912        2,889,934
  Depreciation                                               1,402,712         257,560           88,580
  Amortization of intangible assets                            222,834          72,182               --
  Impairment charge                                          1,661,975         908,384               --
  Loss on settlement of contractual obligation                 406,750              --               --
                                                          ------------    ------------    -------------
                                                            39,499,050      14,097,192       10,186,064
                                                          ------------    ------------    -------------

Loss from Operations                                       (23,458,018)     (8,813,079)      (2,940,788)
                                                          ------------    ------------    -------------

Other Income (Expense):
  Interest income (expense), net                              (656,633)     (1,759,246)         349,895
  Other expense, net                                          (158,550)       (462,072)         (11,768)
                                                          ------------    ------------    -------------
                                                              (815,183)     (2,221,318)         338,127
                                                          ------------    ------------    -------------

Loss Before Provision for Income Taxes                     (24,273,201)    (11,034,397)      (2,602,661)

Provision for Income Taxes                                          --              --           12,000
                                                          ------------    ------------    -------------
Net Loss                                                  $(24,273,201)   $(11,034,397)   $  (2,614,661)
                                                          ============    ============    =============

Basic and Diluted Net Loss Per Common Share               $      (0.19)   $      (0.49)   $       (0.09)
                                                          ============    ============    =============

Weighted Average Common Shares Outstanding                 127,842,923      38,710,917       30,382,293
                                                          ============    ============    =============


See notes to consolidated financial statements.

                       THEGLOBE.COM, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE
                                  INCOME (LOSS)


                                                                              Common Stock           Additional
                                                     Preferred        ---------------------------     Paid-in           Treasury
                                                       Stock            Shares          Amount        Capital            Stock
                                                   -------------      -----------   -------------   -------------    -------------
Balance, December 31, 2001                         $          --       31,081,574   $      31,082   $ 218,255,565    $    (371,458)

Year Ended December 31, 2002:
  Net loss                                                    --               --              --              --               --

  Disposal of Attitude Network-
    translation loss                                          --               --              --              --               --

  Net unrealized (loss) on securities                         --               --              --              --               --

  Comprehensive loss                                          --               --              --              --               --

  Issuance of stock options:
    Severance arrangement                                     --               --              --          13,000               --
    Acquisition                                               --               --              --          42,000               --
                                                   -------------      -----------   -------------   -------------    -------------

Balance, December 31, 2002                                    --       31,081,574          31,082     218,310,565         (371,458)

Year Ended December 31, 2003:
  Net loss                                                    --               --              --              --               --

  Net unrealized gain on securities                           --               --              --              --               --

  Comprehensive loss                                          --               --              --              --               --

  Issuance of preferred stock:
    Series F Preferred Stock                             500,000               --              --         500,000               --
    Series G Automatically Converting Preferred
      Stock                                            7,315,000               --              --       8,945,690               --

  Issuance of common stock:
    Conversion of Series G Automatically
      Converting Preferred Stock                      (7,315,000)      17,360,000          17,360       7,297,640               --

    Acquisition of Direct Partner Telecom, Inc.               --        1,375,000           1,375         636,625               --
    Exercise of stock options                                 --          429,000             429         118,166               --

  Beneficial conversion feature of
     Convertible Notes                                        --               --              --       1,750,000               --

  Employee stock-based compensation                           --               --              --         417,567               --

  Issuance of stock options to non-employees                  --               --              --         225,609               --

  Contributed capital in lieu of salary by officer            --               --              --         100,000               --

                                                   -------------      -----------   -------------   -------------    -------------
Balance, December 31, 2003                               500,000       50,245,574          50,246     238,301,862         (371,458)

Year Ended December 31, 2004:
  Net loss                                                    --               --              --              --               --

  Realized gain on securities                                 --               --              --              --               --

  Comprehensive loss                                          --               --              --              --               --

  Issuance of common stock:
    Private offering, net of offering costs                   --       33,381,647          33,382      26,939,363               --
    Conversion of Series F Preferred Stock and
      exercise of associated warrants                   (500,000)      19,639,856          19,640         480,360               --
    Conversion of $1,750,000 Convertible
      Notes                                                   --       22,829,156          22,829       1,654,546               --
    Conversion of $2,000,000 Bridge Note                      --        3,527,337           3,527       1,996,473               --
    Acquisition of SendTec, Inc.                          17,500       17,500,024          17,500      11,163,275               --
    Conversion of Series H Preferred Stock               (17,500)      17,500,500          17,500              --               --
    Exercise of warrants owned by Dancing Bear
      Investments                                             --        2,779,560           2,780          (2,780)              --
    Exercise of stock options                                 --          639,000             639         183,907               --
    Exercise of warrants                                      --        6,273,024           6,273           5,151               --

  Beneficial conversion feature of $2,000,000
    Bridge Note and warrants                                  --               --              --         687,000               --

  Employee stock-based compensation                           --               --              --         416,472               --

  Issuance of stock options to non-employees                  --               --              --         463,775               --
                                                   -------------      -----------   -------------   -------------    -------------

Balance, December 31, 2004                         $          --      174,315,678   $     174,316   $ 282,289,404    $    (371,458)
                                                   =============      ===========   =============   =============    =============

                                                    Accumulated
                                                        Other
                                                    Comprehensive    Accumulated
                                                    Income (Loss)      Deficit            Total
                                                   -------------    -------------    -------------
Balance, December 31, 2001                         $    (120,866)   $(214,532,615)   $   3,261,708

Year Ended December 31, 2002:
  Net loss                                                    --       (2,614,661)      (2,614,661)

  Disposal of Attitude Network-
    translation loss                                     121,516               --          121,516

  Net unrealized (loss) on securities                       (650)              --             (650)
                                                                                     -------------
  Comprehensive loss                                          --               --       (2,493,795)
                                                                                     -------------
  Issuance of stock options:
    Severance arrangement                                     --               --           13,000
    Acquisition                                               --               --           42,000
                                                   -------------    -------------    -------------

Balance, December 31, 2002                                    --     (217,147,276)         822,913

Year Ended December 31, 2003:
  Net loss                                                    --      (11,034,397)     (11,034,397)

  Net unrealized gain on securities                        1,562               --            1,562
                                                                                     -------------
  Comprehensive loss                                          --               --      (11,032,835)
                                                                                     -------------
  Issuance of preferred stock:
    Series F Preferred Stock                                  --         (500,000)         500,000
    Series G Automatically Converting Preferred
      Stock                                                   --       (7,620,000)       8,640,690

  Issuance of common stock:
    Conversion of Series G Automatically
      Converting Preferred Stock                              --               --               --

    Acquisition of Direct Partner Telecom, Inc.               --               --          638,000
    Exercise of stock options                                 --               --          118,595

  Beneficial conversion feature of
     Convertible Notes                                        --               --        1,750,000

  Employee stock-based compensation                           --               --          417,567

  Issuance of stock options to non-employees                  --               --          225,609

  Contributed capital in lieu of salary by officer            --               --          100,000
                                                   -------------    -------------    -------------

Balance, December 31, 2003                                 1,562     (236,301,673)       2,180,539

Year Ended December 31, 2004:
  Net loss                                                    --      (24,273,201)     (24,273,201)

  Realized gain on securities                             (1,562)              --           (1,562)
                                                                                     -------------
  Comprehensive loss                                          --               --      (24,274,763)
                                                                                     -------------
  Issuance of common stock:
    Private offering, net of offering costs                   --               --       26,972,745
    Conversion of Series F Preferred Stock and
      exercise of associated warrants                         --               --               --
    Conversion of $1,750,000 Convertible
      Notes                                                   --               --        1,677,375
    Conversion of $2,000,000 Bridge Note                      --               --        2,000,000
    Acquisition of SendTec, Inc.                              --               --       11,198,275
    Conversion of Series H Preferred Stock                    --               --               --
    Exercise of warrants owned by Dancing Bear
      Investments                                             --               --               --
    Exercise of stock options                                 --               --          184,546
    Exercise of warrants                                      --               --           11,424

  Beneficial conversion feature of $2,000,000
    Bridge Note and warrants                                  --               --          687,000

  Employee stock-based compensation                           --               --          416,472

  Issuance of stock options to non-employees                  --               --          463,775
                                                   -------------    -------------    -------------

Balance, December 31, 2004                         $          --    $(260,574,874)   $  21,517,388
                                                   =============    =============    =============

See notes to consolidated financial statements.

                       THEGLOBE.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Year Ended December 31,
                                                                  --------------------------------------------
                                                                      2004            2003            2002
                                                                  ------------    ------------    ------------
Cash Flows from Operating Activities:
  Net loss                                                        $(24,273,201)   $(11,034,397)   $ (2,614,661)
  Adjustments to reconcile net loss to net cash
    and cash equivalents used in operating activities:
      Depreciation and amortization                                  1,625,546         329,742          88,580
      Provision for excess and obsolete inventory                    1,289,196         110,126              --
      Provision for uncollectible accounts receivable                  198,537         114,888              --
      Non-cash interest expense                                        735,416       1,739,635              --
      Reserve against amounts loaned to Internet venture               506,500         495,000              --
      Employee stock compensation                                      416,472         417,567              --
      Compensation related to non-employee stock options               463,775         225,609              --
      Contingent commissions expenses                                  130,366              --              --
      Non-cash impairment charge                                     1,661,975         908,384              --
      Write-down of inventory deposit                                  221,450              --              --
      Loss on settlement of contractual obligation                     406,750              --              --
      Non-cash compensation                                                 --         100,000              --
      Loss on disposal or write-off of equipment                        69,709          61,072             855
      Non-cash gain on settlements of liabilities                     (352,455)        (64,207)             --
      Disposal of Attitude Network- translation loss                        --              --         121,516
      Gain on sale of Happy Puppy                                           --              --        (134,500)
      Other, net                                                        12,746          19,623          12,350
      Changes in operating assets and liabilities, net of
        acquisition and dispositions:
        Accounts receivable, net                                    (1,305,551)        328,453         290,502
        Inventory, net                                              (1,108,461)       (516,458)        168,583
        Prepaid and other current assets                              (392,969)     (1,058,806)        706,856
        Accounts payable                                             1,311,101         508,862          55,301
        Accrued expenses and other current liabilities                 609,124         253,215        (592,047)
        Deferred revenue                                                41,342           7,072         (59,957)
                                                                  ------------    ------------    ------------
            Net cash and cash equivalents used in operating
                activities                                         (17,732,632)     (7,054,620)     (1,956,622)
                                                                  ------------    ------------    ------------
Cash Flows from Investing Activities:
  Purchases of marketable securities                                        --     (10,345,828)             --
  Proceeds from sales and maturities of marketable securities          225,070      10,079,420          57,650
  Net cash acquired (paid) in acquisition of business               (2,389,520)         60,948              --
  Proceeds from sale of properties                                          --              --         135,000
  Purchases of property and equipment                               (2,683,342)     (2,424,791)        (32,250)
  Amounts loaned to Internet venture                                  (466,500)       (495,000)        (40,000)
  Patent costs incurred                                               (107,748)        (62,492)             --
  Other, net                                                            24,063          (7,600)         11,000
                                                                  ------------    ------------    ------------
            Net cash and cash equivalents provided by (used in)
                investing activities                                (5,397,977)     (3,195,343)        131,400
                                                                  ------------    ------------    ------------
Cash Flows from Financing Activities:
  Borrowings on notes payable and long-term debt                     2,000,000       1,750,000              --
  Payments on notes payable and long-term debt                        (151,898)       (545,529)        (13,184)
  Proceeds from issuance of preferred stock, net                            --       9,140,690              --
  Proceeds from issuance of common stock, net                       26,972,745              --              --
  Proceeds from exercise of common stock options                       184,546         118,595              --
  Proceeds from exercise of warrants                                    11,424              --              --
  Increase in (payments of) other long-term liabilities, net          (119,710)        122,487              --
                                                                  ------------    ------------    ------------
            Net cash and cash equivalents provided by (used in)
                financing activities                                28,897,107      10,586,243         (13,184)
                                                                  ------------    ------------    ------------
Net Increase (Decrease) in Cash and Cash Equivalents                 5,766,498         336,280      (1,838,406)

Cash and Cash Equivalents, Beginning                                 1,061,702         725,422       2,563,828
                                                                  ------------    ------------    ------------

Cash and Cash Equivalents, Ending                                 $  6,828,200    $  1,061,702    $    725,422
                                                                  ============    ============    ============

See notes to consolidated financial statements                       (Continued)

                       THEGLOBE.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)


                                                                     Year Ended December 31,
                                                             ----------------------------------------
                                                                 2004           2003           2002
                                                             -------------   -------------   --------
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
    Interest                                                 $     184,093   $      39,819   $ 25,018
                                                             =============   =============   ========
    Income taxes                                             $          --   $          --   $     --
                                                             =============   =============   ========

Supplemental Disclosure of Non-Cash Transactions:
    Common stock, preferred stock and stock options
       issued in connection with the acquisition of
       SendTec, Inc.                                         $  11,198,275   $          --   $     --
                                                             =============   =============   ========
    Note payable issued in connection with acquisition of
       SendTec, Inc.                                         $   1,000,009   $          --   $     --
                                                             =============   =============   ========
    Common stock and warrants issued in connection with
       acquisition of Direct Partner Telecom, Inc.           $          --   $     638,000   $     --
                                                             =============   =============   ========
    Conversion of Series G Automatically Converting
       Preferred Stock into Common Stock                     $          --   $   7,315,000   $     --
                                                             =============   =============   ========
    Additional paid-in capital attributable to beneficial
       conversion features of Series F Preferred Stock,
       $1,750,000 Convertible Notes and $2,000,000
       Bridge Note                                           $     687,000   $   2,250,000   $     --
                                                             =============   =============   ========
    Preferred dividends recorded as a result of beneficial
       conversion features of preferred stock issued         $          --   $   8,120,000   $     --
                                                             =============   =============   ========
    Conversion of Series F Preferred Stock, $1,750,000
       Convertible Notes and $2,000,000 Bridge Note          $   4,177,375   $          --   $     --
                                                             =============   =============   ========
    Debt assumed in purchase of intangible asset             $          --   $          --   $122,960
                                                             =============   =============   ========
    Intangible asset purchased in exchange for warrants      $          --   $          --   $ 42,000
                                                             =============   =============   ========
    Debt assumed in purchase of property and equipment       $     164,870   $          --   $     --
                                                             =============   =============   ========

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

On November 14, 2002, the Company acquired certain Voice over Internet Protocol ("VoIP") assets and is now aggressively pursuing opportunities related to this acquisition under the brand names, "voiceglo" and "GloPhone." In exchange for the assets, the Company issued warrants to acquire 1,750,000 shares of its Common Stock and an additional 425,000 warrants as part of an earn-out structure upon the attainment of certain performance targets. The earn-out performance targets were not achieved and the 425,000 earn-out warrants expired on December 31, 2003.

On May 28, 2003, the Company acquired Direct Partner Telecom, Inc. ("DPT"), a company engaged in VoIP telephony services in exchange for 1,375,000 shares of the Company's Common Stock and the issuance of warrants to acquire 500,000 shares of the Company's Common Stock. The transaction included an earn-out arrangement whereby the former shareholders of DPT may earn additional warrants to acquire up to 2,750,000 shares of the Company's Common Stock at an exercise price of $0.72 per share upon the attainment of certain performance targets by DPT, or upon a change in control as defined, over approximately a three year period following the date of acquisition. Effective March 31, 2004, 500,000 of the earn-out warrants were forfeited as performance targets had not been achieved for the first of the three year periods. An additional 750,000 of the warrants will be forfeited effective March 31, 2005, as performance targets for the second of the three year periods will not be achieved.

The Company acquired all of the physical assets and intellectual property of DPT and originally planned to continue to operate the company as a subsidiary and engage in the provision of VoIP services to other telephony businesses on a wholesale transactional basis. In the first quarter of 2004, the Company decided to suspend DPT's wholesale business and dedicate the DPT physical and intellectual assets to its retail VoIP business, which is conducted under the names "voiceglo" and "GloPhone." As a result, the Company wrote-off the goodwill associated with the purchase of DPT as of December 31, 2003, and has since employed DPT's physical assets in the build out of the retail VoIP network.

On September 1, 2004, the Company acquired SendTec, Inc. ("SendTec"), a direct response marketing services and technology company. As more fully discussed in
Note 4, "Acquisitions and Disposition," the Company paid $6.0 million in cash, excluding transaction costs, and issued debt and equity securities valued at a total of approximately $12 million to purchase SendTec.

As of December 31, 2004, the Company's revenue sources were derived principally from the newly acquired operations of SendTec which comprises our marketing services division, as well as from the operations of our games related businesses. The Company's retail VoIP products and services have yet to produce any significant revenue.

(a) PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries from their respective dates of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

(b) USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions relate to estimates of collectibility of accounts receivable, the valuation of inventory, accruals, the valuations of fair values of options and warrants, the impairment of long-lived assets and other factors. Actual results could differ from those estimates.

(c) CASH AND CASH EQUIVALENTS

Cash equivalents consist of money market funds and highly liquid short-term investments with qualified financial institutions. The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents in the accompanying consolidated balance sheet at December 31, 2004, was approximately $93,000 of cash held in escrow for purposes of sweepstakes promotions being conducted by the VoIP telephony division.

(d) MARKETABLE SECURITIES

The Company accounts for its investment in debt and equity securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." All such investments are classified as available-for-sale as of December 31, 2004 and 2003. Available-for-sale securities are stated at market value, which approximates fair value, and unrealized holding gains and losses are excluded from earnings and included as a component of stockholders' equity until realized.

The following is a summary of available-for-sale securities:

                             December 31, 2004          December 31, 2003
                          ------------------------   ------------------------
                            Cost       Fair Value      Cost        Fair Value
                          --------      --------      --------      --------
Preferred Securities      $     --      $     --      $225,000      $225,000
U.S. Treasury Bills         42,736        42,736        41,408        42,970
                          --------      --------      --------      --------

   Total                  $ 42,736      $ 42,736      $266,408      $267,970
                          ========      ========      ========      ========

During the year ended December 31, 2004 and 2003, the Company had no significant gross realized gains or losses on sales of available-for-sale securities. The gross unrealized gain of $1,562 as of December 31, 2003, has been included in stockholders' equity as "Accumulated Other Comprehensive Income" in the accompanying consolidated balance sheet.

(e) FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of certain of the Company's financial instruments, including cash, cash equivalents, marketable securities, accounts receivable, accounts payable, accrued expenses and deferred revenue, approximate their fair value at December 31, 2004 and 2003 due to their short maturities.

(f) INVENTORY

Inventories are recorded on a first in, first out basis and valued at the lower of cost or market value. The Company's reserve for excess and obsolete inventory as of December 31, 2004 and 2003, was approximately $1,333,000 and $109,000, respectively.

During the year ended December 31, 2004, the Company's VoIP telephony services business recorded charges to cost of revenue totaling approximately $1,477,000 as a result of write-downs required to state its inventory on-hand and related deposits for inventory on order at the lower of cost or market value. As of December 31, 2004, such market values considered certain transactions, completed subsequent to year-end, as well as the Company's estimate of future unit sales and selling prices of its telephony equipment inventory in its retail VoIP business.

Effective January 31, 2005, the Company formally terminated its contract with a supplier for VoIP telephony handsets and reached an agreement with the supplier to settle the unconditional purchase obligation under such contract, which totaled approximately $3,000,000 (see Note 11, "Commitments and Contingencies," for further discussion). As a result, the Company recorded charges to cost of revenue which increased the inventory reserves related to its VoIP handset inventory by approximately $300,000 as of December 31, 2004. During the third quarter of 2004, the Company had recorded a $600,000 charge to cost of revenue and a corresponding increase to its reserve for excess and obsolete inventory related to the VoIP handset inventory.

In January 2005, the Company sold essentially all of its voiceglo adapter inventory on-hand for $235,000 in cash. As a result, inventory reserves at December 31, 2004 include approximately $356,000 of additional provisions related to cost of revenue charges required to reflect the voiceglo adapter inventory at net realizable value. During 2004, the Company also made advance payments of approximately $299,000 towards future purchases of adapter inventory. The Company recorded a charge to cost of revenue of approximately $221,000 to write down the value of such deposits on inventory purchases to estimated net realizable value of $77,250 as of December 31, 2004.

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

(g) GOODWILL AND INTANGIBLE ASSETS

The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and other intangibles with indefinite lives should no longer be amortized, but rather be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value.

Goodwill is stated at cost. At December 31, 2004 and 2003, the Company had no other intangible assets with indefinite lives. Intangible assets subject to amortization, included in the accompanying consolidated balance sheets as of December 31, 2004 and 2003, were being amortized on a straight-line basis over their estimated useful lives, ranging from three to five years. See Note 3, "Impairment Charges," for a discussion of the charges recorded by the Company as a result of the review of goodwill and intangible assets for impairment in connection with the preparation of the accompanying consolidated financial statements.

(h) LONG-LIVED ASSETS

Long-lived assets, including property and equipment and intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." If events or changes in circumstances indicate that the carrying amount of an asset, or an appropriate grouping of assets, may not be recoverable, the Company estimates the undiscounted future cash flows to result from the use of the asset, or asset group. If the sum of the undiscounted cash flows is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the assets. Fair values are based on quoted market values, if available. If quoted market values are not available, the estimate of fair value may be based on the discounted value of the estimated future cash flows attributable to the assets, or other valuation techniques deemed reasonable in the circumstances.

See Note 3, "Impairment Charges," for discussion of impairment charges recorded by the Company as a result of the review of long-lived assets for impairment in connection with the preparation of the accompanying consolidated financial statements.

Property and equipment is stated at cost, net of accumulated depreciation and amortization. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the related assets, as follows:

                                    Estimated
                                  Useful Lives
                                  -------------
VoIP Network equipment                3 years
Computer software                     3 years
Other equipment                       3 years
Furniture and fixtures              3-7 years
Leasehold improvements              3-6 years

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

(i) CONCENTRATION OF CREDIT RISK

Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and trade accounts receivable. The Company maintains its cash and cash equivalents with various financial institutions and invests its funds among a diverse group of issuers and instruments. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. Concentration of credit risk is generally limited due to the large number of customers in the Company's computer games businesses and its VoIP telephony services division.

A single SendTec customer represented $1,444,515, or 22%, of SendTec's total accounts receivable as of December 31, 2004.

(j) REVENUE RECOGNITION

COMPUTER GAMES BUSINESSES

Advertising revenue from the sale of print advertisements under short-term contracts in the games information magazine, Computer Games, are recognized at the on-sale date of the magazine.

The Company participates in barter transactions whereby the Company trades marketing data in exchange for advertisements in the publications of other companies. Barter revenue and expenses are recorded at the fair market value of services provided or received, whichever is more readily determinable in the circumstances. Revenue from barter transactions is recognized as income when advertisements or other products are delivered by the Company. Barter expense is recognized when the Company's advertisements are run in other companies' magazines, which typically occurs within one to six months from the period in which barter revenue is recognized. Barter revenue represented less than 1% of consolidated net revenue for the year ended December 31, 2004 and approximately 2% of consolidated net revenue in the years ended December 31, 2003 and 2002.

The Company uses outside agents to obtain new subscribers for its Computer Games magazine, whereby the agents retain a percentage of the subscription proceeds as their commission. Previously these commissions had been classified as sales and marketing expense within the consolidated statements of operations. Effective June 2004, the Company changed its method of accounting for these agency fees, reporting them as a reduction of magazine sales subscription revenue. We believe this alternative accounting method is a more commonly used industry practice and is preferable under the circumstances. This reclassification had no impact on net loss as previously reported by the Company. Net revenue in the accompanying consolidated statements of operations has been shown net of such agency fees for all periods presented. These agency fees totaled approximately $1,054,000, $1,296,000 and $2,422,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Newsstand sales of the games information magazine are recognized at the on-sale date of the magazine, net of provisions for estimated returns. Subscription revenue, which is net of agency fees, is deferred when initially received and recognized as income ratably over the subscription term.

Sales of video games and related products from the Company's online store are recognized as revenue when the product is shipped to the customer. Amounts billed to customers for shipping and handling charges are included in net revenue. The Company provides an allowance for returns of merchandise sold through its online store. The allowance for returns provided to date has not been significant.

MARKETING SERVICES

Revenue from the distribution of Internet advertising is recognized when Internet users visit and complete actions at an advertiser's website. Revenue consists of the gross value of billings to clients, including the recovery of costs incurred to acquire online media required to execute client campaigns. Recorded revenue is based upon reports generated by the Company's tracking software.

Revenue derived from the purchase and tracking of direct response media, such as television and radio commercials, is recognized on a net basis when the associated media is aired. In many cases, the amount the Company bills to clients significantly exceeds the amount of revenue that is earned due to the existence of various "pass-through" charges such as the cost of the television and radio media. Amounts received in advance of media airings are deferred and included in deferred revenue in the accompanying consolidated balance sheet.

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

(k) ADVERTISING COSTS

Advertising costs are expensed as incurred and are included in sales and marketing expense. Advertising costs were approximately $2,051,000, $411,000 and $182,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The Company incurred no barter advertising costs during the year ended December 31, 2004. Barter advertising costs were approximately 2% of total net revenue for each of the years ended December 31, 2003 and 2002.

(l) PRODUCT DEVELOPMENT

Product development expenses include salaries and related personnel costs; expenses incurred in connection with website development, testing and upgrades of our computer games website; editorial and content costs; and costs incurred in the development of our retail VoIP products. Product development costs and enhancements to existing products are charged to operations as incurred.

(m) STOCK-BASED COMPENSATION

The Company follows SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 allows entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25 ("APB 25") and provide pro forma net earnings (loss) disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 had been applied. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

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

Had the Company determined compensation expense based on the fair value at the grant date for its stock options issued to employees under SFAS No. 123, the Company's net loss would have been adjusted to the pro forma amounts indicated below:

                                                                Year Ended December 31,
                                                   --------------------------------------------------
                                                       2004               2003               2002
                                                   ------------       ------------       ------------
Net loss - as reported                             $(24,273,201)      $(11,034,397)      $ (2,614,661)

    Add: Stock-based employee compensation
       expense included in net loss as
       reported                                         416,472            417,567                 --

    Deduct: Total stock-based employee
       compensation expense determined
       under fair value method for all awards        (1,606,271)        (1,821,170)           (99,339)
                                                   ------------       ------------       ------------
Net loss - pro forma                               $(25,463,000)      $(12,438,000)      $ (2,714,000)
                                                   ============       ============       ============
Basic net loss per share -
   as reported                                     $      (0.19)      $      (0.49)      $      (0.09)
                                                   ============       ============       ============
Basic net loss per share -
   pro forma                                       $      (0.20)      $      (0.53)      $      (0.09)
                                                   ============       ============       ============

A total of 7,749,595 stock options were granted during the year ended December 31, 2004, including 1,490,430 stock options with a per share weighted-average fair value of $0.51 and whose exercise price equaled the market price of the stock on the grant date. A total of 6,259,165 stock options were granted during the year ended December 31, 2004 with an exercise price below the market price of the stock on the grant date and a per share weighted-average fair value of $0.47. The per share weighted-average fair value of stock options granted during 2003 on a total of 3,907,450 options whose exercise price equaled the market price of the stock on the grant date was $0.82. In addition, 500,000 stock options were granted in 2003 with an exercise price below the market price of the stock on the grant date and a per share weighted-average fair value of $1.49. The per share weighted-average fair value of stock options granted during 2002 was $0.02 on the date of grant. Fair values of stock options were calculated using the option-pricing method with the following weighted-average assumptions:

                                     Year Ended December 31,
                                  -------------------------------
                                    2004       2003        2002
                                  --------   ---------   --------
Risk-free interest rate             3.00%        3.00%      4.78%
Expected life                 3 - 5 years      5 years   10 years
Volatility                           160%         160%  135%-160%
Expected dividend rate                 0            0          0

The Company follows FASB Interpretation No 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44") which provides guidance for applying APB Opinion No 25. With certain exceptions, FIN No. 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000.

(n) INCOME TAXES

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

(o) NET LOSS PER COMMON SHARE

The Company reports net loss per common share in accordance with SFAS No. 128, "Computation of Earnings Per Share." In accordance with SFAS 128 and the SEC Staff Accounting Bulletin No. 98, basic earnings-per-share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the conversion of the convertible preferred stock and convertible notes (using the if-converted method) and the shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

During the year ended December 31, 2003, the Company issued equity securities with common stock conversion features which were immediately convertible into Common Stock. As further discussed in Note 9, "Stockholders' Equity," the Company accounted for the issuance of these securities in accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," which resulted in the recognition of non-cash preferred dividends totaling $8,120,000 at the respective dates of the securities' issuance. Net loss applicable to common stockholders was calculated as follows:

                                                               Year Ended December 31,
                                                   ---------------------------------------------
                                                        2004             2003            2002
                                                   -------------    -------------   ------------

Net loss                                           $ (24,273,201)   $ (11,034,397)  $ (2,614,661)
Beneficial conversion features of
   preferred stock and warrants                               --       (8,120,000)            --
                                                   -------------    -------------   ------------
Net loss applicable to common stockholders         $ (24,273,201)   $ (19,154,397)  $ (2,614,661)
                                                   =============    =============   ============

Due to the Company's net losses, the effect of potentially dilutive securities or common stock equivalents that could be issued was excluded from the diluted net loss per common share calculation due to the anti-dilutive effect. Such potentially dilutive securities and common stock equivalents consisted of the following for the periods ended:

                                                                    December 31,
                                                     -------------------------------------
                                                        2004          2003         2002
                                                     ----------    ----------   ----------

Options to purchase common stock                     15,984,000     9,943,000    5,971,000
Common shares issuable upon conversion
    of Series F Preferred Stock                              --    16,667,000           --
Common shares issuable upon conversion
    of Convertible Notes                                     --    19,444,000           --
Common shares issuable upon exercise
    of Warrants                                      20,375,000    22,802,000    6,187,000
                                                     ----------    ----------   ----------
Total                                                36,359,000    68,856,000   12,158,000
                                                     ==========    ==========   ==========

(p) COMPREHENSIVE INCOME (LOSS)

The Company reports comprehensive income (loss) in accordance with the SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income (loss) generally represents all changes in stockholders' equity during the year except those resulting from investments by, or distributions to, stockholders. The Company's comprehensive loss was approximately $24.3 million, $11.0 million and $2.5 million for the years ended December 31, 2004, 2003 and 2002, respectively, which approximated the Company's reported net loss.

(q) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29." SFAS No. 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material impact on its financial condition, results of operations, or liquidity.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This standard replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The standard requires companies to expense the fair value of stock options on the grant date and is effective for interim or annual periods beginning after June 15, 2005. In accordance with the revised statement, the expense attributable to stock options granted or vested subsequent to July 1, 2005 will be required to be recognized by the Company. The Company has not yet evaluated the impact of this pronouncement on the Company.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4." SFAS No. 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. This statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements.

In December 2003, the FASB issued Interpretation ("FIN") No. 46-R "Consolidation of Variable Interest Entities." FIN 46-R, which modifies certain provisions and effective dates of FIN 46, sets forth the criteria to be used in determining whether an investment in a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. The Company believes that currently, it does not have any material arrangements that meet the definition of a variable interest entity which would require consolidation.

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

(r) RECLASSIFICATIONS

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.


NOTE 2. GOING CONCERN CONSIDERATIONS

The Company's December 31, 2004 consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations since inception, has an accumulated deficit as of December 31, 2004, of $260,574,874 and has recorded impairment charges (See Note 3, "Impairment Charges" below for further discussion) during 2004 and 2003 of $1,661,975 and $908,384, respectively, related to its VoIP telephony services division. Net cash and cash equivalents used in operations totaled $17,732,632 for 2004 due primarily to net losses incurred by its VoIP telephony services division.

During 2004, the Company expended significant costs to implement a number of marketing programs geared toward increasing the number of its VoIP retail customers and telephony revenue. None of these programs have proven to be successful to any significant degree. At December 31, 2004, the Company's sole source of liquidity consisted of $6,828,200 of cash and cash equivalents. The Company continues to incur substantial consolidated net losses and management believes the Company will continue to be unprofitable for the foreseeable future. Consequently, as of March 25, 2005, the Company's cash and cash equivalent resources had diminished to approximately $3,900,000. These conditions raise significant doubt about the Company's ability to continue as a going concern.

MANAGEMENT'S PLANS

During October 2004, the Company engaged financial advisors to assist the Company in raising capital through a private placement of its equity securities, or in entering into other business relationships with certain strategic investors. In February 2005, the Company engaged an additional financial advisor to assist the Company in connection with raising capital through a private placement of equity securities in either the Company or its SendTec wholly-owned subsidiary or alternatively in selling either part or all of the Company's businesses or assets, including its SendTec business. The Company currently has no access to credit facilities with traditional third party lenders and there can be no assurance that it would be able to raise capital or sell any of its businesses or assets. In addition, any financing that could be obtained would likely significantly dilute existing shareholders. Management is exploring a number of strategic alternatives regarding the Company's future business operations and is in the process of developing and implementing internal actions to improve the Company's liquidity and business performance. The Company's future strategic direction is highly dependent upon the outcome of its efforts to raise capital and/or sell certain businesses or assets.

Subsequent to December 31, 2004, the Company reevaluated its existing VoIP telephony services business plan and is currently in the process of terminating and/or modifying certain of its existing product offerings and marketing programs, as well as developing and testing certain new VoIP products and features. The Company has also recently made the decision to discontinue using its SendTec business to perform marketing services for its VoIP business, and to instead dedicate 100% of SendTec's marketing services to support and grow its own third party customer base. Additionally, in order to reduce its near term consolidated net losses and cash usage, the Company is currently in the process of implementing a number of cost-reduction actions at its VoIP telephony services business, including decreases in personnel and salary levels, carrier and data center costs, and marketing/advertising expenses.

Management believes that it will be difficult to implement its new VoIP product and marketing plans, once fully developed and tested, without additional cash being provided from a prospective financing or sale transaction(s). Should the Company's new product offerings achieve market acceptance and significantly increase the Company's current customer and revenue base, additional cash resources to fund capital expenditures related to the Company's VoIP network and customer billing systems and to fund future marketing and other business development costs would be required.

There can be no assurance that the Company's new VoIP product offerings will be successful in attracting a sufficient number of new customers to its VoIP network and increasing telephony revenue to desired levels. Even if the Company is able to raise additional capital, management may at any time, decide to terminate the operations of its VoIP telephony services business, either by asset sale or abandonment, if future investment returns are considered inadequate and/or preferable investment alternatives exist. The Company may alternatively decide to enter into new lines of business including potentially exercising its purchase option to acquire Tralliance Corporation, a development stage Internet-related business that is attempting to become the registry for the ".travel" top-level domain, a new segment of the Internet devoted to the travel industry (See Note 4. "Acquisitions and Dispositions" for further details).

SUMMARY

If the Company is not successful in entering into a financing, sale, or business transaction that infuses sufficient cash resources into the Company sometime during the second quarter of 2005, management believes that it will no longer be able to continue the implementation of its current VoIP business plan. In such event, it is likely that the Company would be required to either temporarily suspend or permanently shutdown the operation of its VoIP telephony services business. Additionally, in such event, management believes that it may also be required to revise the business plan of some or all of its other business segments and/or further implement company-wide cost reduction programs. There can be no assurance that the Company would be successful in implementing such revised business plans and effectively restructuring its businesses so that the Company would have the ability to continue to operate as a going concern in the future.

The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3. IMPAIRMENT CHARGES

As a result of the significant operating and cash flow losses incurred by the Company's VoIP telephony services division during 2004 and 2003, coupled with management's projection of continued losses in the foreseeable future, the Company performed an evaluation of the recoverability of the division's long-lived assets during the first quarter of 2005 in connection with the preparation of the accompanying consolidated financial statements. The evaluation indicated that the carrying value of certain of the division's long-lived assets exceeded the fair value of such assets, as measured by quoted market prices or other management estimates. As a result, the Company recorded an impairment charge of $1,661,975 in the accompanying statement of operations for the year ended December 31, 2004. The impairment charge included the write-off of the carrying value of amounts previously capitalized by the division as internal-use software, website development costs, acquired technology and patent costs, as well as certain other assets.

During the first quarter of 2004, the Company's management decided to suspend DPT's wholesale business and to dedicate the DPT physical and intellectual assets to its retail VoIP business. As a result, the Company reviewed the long-lived assets associated with the wholesale VoIP business for impairment. Goodwill of $577,134 and the unamortized balance of the non-compete intangible asset of $331,250 recorded in connection with the May 2003 acquisition of DPT were written off and recorded as an impairment loss in the accompanying statement of operations for the year ended December 31, 2003. Refer to Note 4, "Acquisitions and Disposition" for a discussion of the purchase of DPT.

NOTE 4. ACQUISITIONS AND DISPOSITION

ACQUISITION OF SENDTEC, INC.

On September 1, 2004, the Company acquired SendTec, a direct response marketing services and technology company. In exchange for all of the issued and outstanding shares of capital stock of SendTec the Company paid consideration consisting of: (i) $6,000,000 in cash, excluding transaction costs, (ii) the issuance of an aggregate of 17,500,024 shares of the Company's Common Stock,
(iii) the issuance of an aggregate of 175,000 shares of Series H Automatically Converting Preferred Stock (which was converted into approximately 17,500,500 shares of the Company's Common Stock effective December 1, 2004), and (iv) the issuance of a subordinated promissory note in the amount of $1,000,009. The Company also issued an aggregate of 3,974,165 replacement options to acquire the Company's Common Stock for each of the issued and outstanding options to acquire SendTec shares held by the former employees of SendTec.

The preliminary SendTec purchase price allocation was as follows:

Cash                           $ 3,610,000
Accounts receivable              5,534,000
Other current assets               194,000
Fixed assets                     1,031,000
Non-compete agreements           1,800,000
Goodwill                        11,702,000
Other assets                       124,000
Assumed liabilities             (5,597,000)
                               -----------
                               $18,398,000
                               ===========

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

As part of the Merger, 100,000 shares of Series H Preferred Stock (which was subsequently converted into 10 million shares of Common Stock) (the "Escrow Shares") are being held in escrow for potential recovery by the Company in the event of a breach of the Merger Agreement by SendTec or its former shareholders. In general, the Escrow Shares, together with the sums due under the Note, are the sole source of recourse against the shareholders of SendTec in the event of breach of the Merger Agreement and theglobe would not have recourse against the cash portion or other shares of Common Stock or Series H Preferred Stock distributed to the SendTec shareholders as part of the Merger Consideration. Assuming no claims are then pending, the Escrow Shares will be distributed to SendTec shareholders after expiration of one year from the date of closing.

As part of the SendTec acquisition transaction, certain executives of SendTec entered into new employment agreements with SendTec. The employment agreements each have a term of five years and automatically renew for an additional year at expiration unless either party provides the requisite notice of non-renewal. The agreements also contain certain noncompete provisions for periods as specified by the agreements. The $1,800,000 value assigned to the non-compete agreements is being amortized on a straight-line basis over 5 years. Annual amortization expense of the non-compete agreements is estimated to be $360,000 in 2005 through 2008 and $240,000 in 2009. The related accumulated amortization as of December 31, 2004, was $120,000.

The following pro forma condensed consolidated results of operations for the years ended December 31, 2004 and 2003 assumes the acquisition of SendTec occurred as of January 1, 2003. The pro forma results reflected below include SendTec's revenue utilizing the revenue recognition methods employed by the Company since SendTec's date of acquisition. The pro forma information is not necessarily indicative of what the actual results of operations of the combined company would have been had the acquisition occurred on January 1, 2003, nor is it necessarily indicative of future results.

PRO FORMA RESULTS                                  2004            2003
                                               ------------    ------------
Years ended December 31,
Revenue                                        $ 36,559,000    $ 20,725,000
Net Loss                                        (22,453,000)     (9,502,000)

Basic and diluted net loss per common share    $      (0.14)   $      (0.24)


ACQUISITION OF DIRECT PARTNER TELECOM, INC.

On May 28, 2003, the Company completed the acquisition of Direct Partner Telecom, Inc. ("DPT"), a company engaged in VoIP telephony services, in exchange for 1,375,000 shares of the Company's Common Stock and the issuance of warrants to acquire 500,000 shares of the Company's Common Stock. The warrants are exercisable any time before May 23, 2013 at an exercise price of $0.72 per share. In addition, the former shareholders of DPT may earn additional warrants to acquire up to 2,750,000 shares of the Company's Common Stock at an exercise price of $0.72 per share if DPT achieves certain revenue and earnings targets over approximately the next three years. Effective March 31, 2004, 500,000 of the earn-out warrants were forfeited as performance targets had not been achieved for the first of the three year periods. An additional 750,000 of the warrants will be forfeited effective March 31, 2005, as performance targets for the second of the three year periods will not be achieved. The warrants will accelerate and be deemed earned in the event of a "change in control" of the Company, as defined in the acquisition documents. In addition, as part of the transaction, the Company agreed to repay loans totaling $600,000 to certain of the former shareholders of DPT, including $500,000 immediately after the closing of the acquisition. The Company issued promissory notes for $100,000, with a two-year maturity and interest at prime, for the balance.

The total purchase price of DPT was allocated as follows:

Cash                          $  61,000
Accounts receivable             155,000
Fixed assets                    196,000
Non-compete agreement           375,000
Goodwill                        577,000
Assumed debt to former
    shareholders               (600,000)
Other assumed liabilities      (126,000)
                              ---------
                              $ 638,000
                              =========

As part of the DPT acquisition transaction, the former Chief Executive Officer of DPT agreed to an employment agreement with a one-year term which automatically renewed for an additional year. The employment agreement also contained non-compete provisions during the term of the agreement and for a period of three years following termination of the agreement, as specified. The $375,000 value assigned to the non-compete agreement was to be amortized on a straight-line basis over 5 years.

As discussed in Note 1, as a result of decisions made during the first quarter of 2004, the Company performed a review of its long-lived assets for impairment. As a result, effective December 31, 2003, the Company wrote off the goodwill and the unamortized balance of the non-compete agreement arising from the acquisition of DPT which totaled $908,384. Amortization expense of the non-compete agreement totaled $43,750 in 2003. The former Chief Executive Officer of DPT terminated his employment with the Company effective May 2004.

The following pro forma condensed consolidated results of operations for the years ended December 31, 2003 and 2002 assumes the acquisition of DPT occurred as of October 1, 2002, the date which DPT began operations. The pro forma information is not necessarily indicative of the results of operations of the combined company had these events occurred at the beginning of the periods presented, nor is it necessarily indicative of future results.

Years ended December 31,                            2003            2002
                                                ------------    ------------
Revenue                                        $  6,076,000    $  7,770,000
Net Loss                                        (11,116,000)     (2,860,000)

Basic and diluted net loss per common share    $      (0.50)   $      (0.09)

LOAN AND PURCHASE OPTION AGREEMENT

On February 25, 2003, theglobe.com entered into a Loan and Purchase Option Agreement with Tralliance Corporation ("Tralliance"), a development stage Internet related business venture, pursuant to which it agreed to fund, in the form of a loan, at the discretion of the Company, Tralliance's operating expenses and obtained the option to acquire all of the outstanding capital stock of Tralliance in exchange for, when and if exercised, $40,000 in cash and the issuance of an aggregate of 2,000,000 unregistered restricted shares of theglobe.com's Common Stock (the "Option"). The Loan is secured by a lien on the assets of the venture. The Option is exercisable at anytime on or before ten days after theglobe.com's receipt of notice relating to the award of a certain contract (the "Contract") currently being pursued by Tralliance. In the event of the exercise of the Option, (i) the existing CEO and CFO of Tralliance have agreed to enter into employment agreements whereby each would agree to remain in the employ of Tralliance for a period of two years following the closing of the Option in exchange for base compensation plus participation in a bonus pool based upon the pre-tax income of the venture and (ii) the shares of theglobe.com Common Stock issued upon such exercise will be entitled to certain "piggy-back" registration rights. If the Option is not exercised, then theglobe.com has agreed, subject to certain exceptions, to forgive repayment of $60,000 of the amount loaned.

On September 30, 2004, the Loan and Purchase Option Agreement was amended so as to reduce the aggregate consideration to be paid by the Company upon exercise of the Option to 1,500,000 shares of the Company's Common Stock. Additionally, effective March 3, 2005, the Loan and Purchase Option Agreement and related promissory note were amended extending the maturity date to April 1, 2005.

Advances to Tralliance totaled $1,001,500 and $535,000 as of December 31, 2004 and 2003, respectively. Due to the uncertainty of collectibility of the Loan, the Company has provided a reserve equal to the full amount of the Loan. Additions to the Loan reserve of $506,500 and $495,000 were included in other expense in the accompanying consolidated statements of operations for the years ended December 31, 2004 and 2003, respectively (See the "Future Capital Needs" section of Management's Discussion and Analysis or Plan of Operation for further details).

ACQUISITION OF VOIP ASSETS

On November 14, 2002, the Company acquired certain VoIP assets from an entrepreneur. In exchange for the assets, the Company issued warrants to acquire 1,750,000 shares of its Common Stock and an additional 425,000 warrants as part of an earn-out arrangement upon the attainment of certain performance targets by December 31, 2003. None of the performance targets had been attained as of December 31, 2003, resulting in the forfeiture of the 425,000 warrants. In conjunction with the acquisition, E&C Capital Partners, a privately held investment holding company owned by our Chairman and Chief Executive Officer, Michael S. Egan, and our President, Edward A. Cespedes, entered into a non-binding letter of intent with theglobe.com to provide new financing in the amount of $500,000 through the purchase of Series F Preferred Stock. Refer to
Note 9, "Stockholders' Equity," for further details.

As a result of the Company's review of certain long-lived assets for impairment, the unamortized value of the assets acquired was written-off effective December 31, 2004. See Notes 3 and 5 for further details.

DISPOSITION OF WEBSITE

On February 27, 2002, the Company sold all of the assets used in connection with the Happy Puppy website for $135,000, resulting in the recognition of a gain on the sale of $134,500.


NOTE 5. INTANGIBLE ASSETS

The components of intangible assets were as follows:

                                       December 31, 2004                    December 31, 2003
                               ------------------------------        ------------------------------
                                 Gross                                 Gross
                                Carrying          Accumulated         Carrying          Accumulated
                                 Amount          Amortization          Amount          Amortization
                               ----------         ----------         ----------         ----------
Amortized Intangible Assets:

Non-compete agreements         $1,800,000         $  120,000         $       --         $       --
Digital telephony                      --                 --            227,452             28,432
                               ----------         ----------         ----------         ----------
                               $1,800,000         $  120,000         $  227,452         $   28,432
                               ==========         ==========         ==========         ==========

As discussed in Note 4, "Acquisitions and Disposition," certain executives of SendTec entered into new employment agreements with SendTec upon the acquisition of SendTec by theglobe.com. The agreements contain certain noncompete provisions for periods as specified by the agreements. The $1,800,000 value assigned to the non-compete agreements is being amortized on a straight-line basis over five years.

As discussed in Note 3, "Impairment Charges," the Company performed an evaluation of the recoverability of the long-lived assets of its VoIP telephony services division. As a result, effective December 31, 2004, the Company wrote-off the unamortized balance of its digital telephony assets which totaled $192,106. Such assets consisted of certain VoIP assets which were recorded at the value assigned to the warrants to acquire 1,750,000 shares of the Company's Common Stock issued in connection with the acquisition of the assets on November 14, 2002 and patent application costs.

During the year ended December 31, 2004, intangible asset amortization totaled $222,834, including $102,834 of amortization related to the digital telephony intangible assets prior to their write-off as of December 31, 2004. Intangible asset amortization expense totaled $72,182 for the year ended December 31, 2003, including $43,750 of amortization related to the non-compete agreement recorded in connection with the acquisition of DPT. As discussed in Note 3, the Company wrote-off the $331,250 unamortized balance of the non-compete agreement as of December 31, 2003. There was no amortization expense for intangible assets during the year ended December 31, 2002. As of December 31, 2004, annual intangible asset amortization expense was projected to be as follows:

    Year ending December 31,

                  2005      $  360,000
                  2006         360,000
                  2007         360,000
                  2008         360,000
                  2009         240,000
                            ----------
                            $1,680,000
                            ==========


NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                      December 31,
                                            -----------------------------
                                               2004               2003
                                            ----------         ----------
VoIP network equipment and software         $2,929,051         $1,712,537
Other equipment                              1,127,910            679,597
Capitalized software costs                     750,056            690,602
Land and building                              181,110            181,110
Furniture and fixtures                         348,888            149,714
Leasehold improvements                          18,798              9,402
                                            ----------         ----------
                                             5,355,813          3,422,962
Less: Accumulated depreciation and
        amortization                         1,949,443          1,006,579
                                            ----------         ----------
                                            $3,406,370         $2,416,383
                                            ==========         ==========

See Note 3, "Impairment Charges," for a discussion of write-offs recorded during 2004 in connection with the Company's evaluation of the recoverability of the VoIP telephony services division's long-lived assets. The impairment charge included the write-off of the carrying value of amounts previously capitalized by the division as internal-use software and website development costs, as well as certain other property and equipment, which totaled $1,469,869.

NOTE 7. DEBT

Debt consisted of the following:

                                                                                 December 31,
                                                                        -----------------------------
                                                                           2004               2003
                                                                        ----------         ----------
4% Subordinated promissory note; interest and principal due
   September 1, 2005                                                    $1,000,009         $       --

10% Convertible Notes; interest and principal due May 2004                      --          1,750,000

Promissory notes issued in connection with the acquisition
   of DPT; interest and principal due May 2005; interest at
   prime rate (5.25% and 4.00% at December 31, 2004
   and 2003, respectively)                                                 100,000            100,000

Mortgage note payable; interest payable monthly at 9%;
  principal due May 2005                                                    73,351             82,612

Related party obligations payable in Canadian dollars;  due in monthly  installments of principal and interest approximating
  $3,500 through September 2006; interest at prime plus 2-3%                69,233            102,916

Financing of computer software and related maintenance costs;
  quarterly installments of principal and interest
  approximating $21,400 through September 2005                              61,809                 --
                                                                        ----------         ----------
                                                                         1,304,402          2,035,528
  Less: unamortized debt discount                                               --            121,041
  Less: short-term portion                                               1,277,405            121,919
                                                                        ----------         ----------

  Long-term portion                                                     $   26,997         $1,792,568
                                                                        ==========         ==========

As discussed in Note 4, "Acquisitions and Disposition," on September 1, 2004 the Company issued a subordinated promissory note in the amount of $1,000,009 in connection with the acquisition of SendTec.

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

An allocation of the proceeds received from the issuance of the Bridge Note was made between the debt instrument and the Warrant by determining the pro rata share of the proceeds for each by comparing the fair value of each security issued to the total fair value. The fair value of the Warrant was determined using the Black Scholes model. The fair value of the Bridge Note was determined by measuring the fair value of the common shares on an "as-converted" basis. As a result, $170,000 was allocated to the Warrant and recorded as a discount on the debt issued and additional paid in capital. The value of the beneficial conversion feature of the Bridge Note was calculated by comparing the fair value of the underlying common shares of the Bridge Note on the date of issuance based on the closing price of our Common Stock as reflected on the OTCBB to the "effective" conversion price. This resulted in a beneficial conversion discount of $517,000, which was recorded as interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2004 as the Bridge Note was immediately convertible into common shares. In addition, the value allocated to the Warrant and characterized as discount on the Bridge Note was recognized as interest expense, as the Bridge Note was due on demand.

In connection with the March 2004 private offering of the Company's Common Stock, the Chairman and his spouse converted the Bridge Note into 3,527,337 shares of theglobe.com Common Stock.

On May 22,  2003,  E&C Capital  Partners  together  with certain  affiliates  of
Michael S. Egan, entered into a Note Purchase Agreement with the Company pursuant to which they acquired convertible promissory notes (the "Secured Convertible Notes") in the aggregate principal amount of $1,750,000. The Secured Convertible Notes were convertible at anytime into a maximum of approximately 19,444,000 shares of the Company's Common Stock at a blended rate of $0.09 per share. The Secured Convertible Notes had a one year maturity date and were secured by a pledge of substantially all of the assets of the Company. The Secured Convertible Notes provided for interest at the rate of ten percent per annum, payable semi-annually. Effective October 3, 2003, the holders of the Secured Convertible Notes waived the right to receive accrued interest payable in shares of the Company's Common Stock. Additionally, each of the holders of the Secured Convertible Notes agreed to defer receipt of interest until June 1, 2004. Additional interest at ten percent per annum accrued on any interest amounts deferred. The outstanding balance of the Secured Convertible Notes as of December 31, 2003, has been reflected as long-term debt in the accompanying consolidated balance sheet as a result of the conversion of the Secured Convertible Notes into the Company's Common Stock in March 2004.

In addition, E&C Capital Partners was issued a warrant (the "Warrant") to acquire 3,888,889 shares of the Company's Common Stock at an exercise price of $0.15 per share. The Warrant was exercisable at any time on or before May 22, 2013. An allocation of the proceeds received from the issuance of the Secured Convertible Notes was made between the debt instruments and the Warrant by determining the pro-rata share of the proceeds for each by comparing the fair value of each security issued to the total fair value. The fair value of the Warrant was determined using the Black Scholes model. The fair value of the Secured Convertible Notes was determined by measuring the fair value of the common shares on an "as-converted" basis. As a result, $290,500 was allocated to the Warrant and recorded as a discount on the debt issued and additional paid in capital. The value of the beneficial conversion feature of the Secured Convertible Notes was calculated by comparing the fair value of the underlying common shares of the Secured Convertible Notes on the date of issuance based on the closing price of our Common Stock as reflected on the OTCBB to the "effective" conversion price. This resulted in a preferential conversion discount, limited to the previously discounted value of the Secured Convertible Notes, of $1,459,500, which was recorded as interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2003, as the Secured Convertible Notes were immediately convertible into common shares.

Effective August 18, 2004, the maturity date of the mortgage note payable was extended to May 31, 2005.

Repayment of debt is due as follows:

         Year ending December 31,

               2005                   $1,277,405
               2006                       26,997
                                      ----------
                                      $1,304,402
                                      ==========

NOTE 8. INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are presented below.

                                              2004               2003
                                          ------------      ------------
Deferred tax assets (liabilities):
   Net operating loss carryforwards       $ 61,300,000      $ 57,642,000
   Allowance for doubtful accounts             483,000           244,000
   Issuance of warrants                      1,052,000           982,000
   Inventory reserve                           661,000            43,000
   Offering costs                              105,000                --
   Depreciation and amortization                46,000          (230,000)
   Other                                       153,000            80,000
                                          ------------      ------------
      Total gross deferred tax assets       63,800,000        58,761,000
Less: valuation allowance                  (63,800,000)      (58,761,000)
                                          ------------      ------------
      Total net deferred tax assets       $         --      $         --
                                          ============      ============

Because of the Company's lack of earnings history, the net deferred tax assets have been fully offset by a 100% valuation allowance. The valuation allowance for net deferred tax assets was $63.8 million and $58.8 million as of December 31, 2004 and 2003, respectively. The net change in the total valuation allowance was $5.0 million and $4.0 million for the years ended December 31, 2004 and 2003, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets, which consist of tax benefits primarily from net operating loss carryforwards, is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Of the total valuation allowance of $63.8 million, subsequently recognized tax benefits, if any, in the amount of $6.5 million will be applied directly to contributed capital.

At December 31, 2004, the Company had net operating loss carryforwards available for U.S. and foreign tax purposes of approximately $162 million. These carryforwards expire through 2024.

Under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), the utilization of net operating loss carryforwards may be limited under the change in stock ownership rules of the Code. As a result of ownership changes, which occurred in August 1997 and May 1999, the Company's private offering in March 2004 (together with the exercise and conversion of various securities in connection with such private offering) and the issuance of Common Stock in connection with the acquisition of SendTec on September 1, 2004, the Company may have substantially limited or eliminated the availability of its net operating loss carryforwards. There can be no assurance that the Company will be able to avail itself of any net operating loss carryforwards.

NOTE 9. STOCKHOLDERS' EQUITY

As discussed in Note 4, "Acquisitions and Disposition," on September 1, 2004, the Company closed upon an agreement and plan of merger dated August 31, 2004, pursuant to which the Company acquired all of the issued and outstanding shares of capital stock of SendTec. As part of the purchase price paid for SendTec, the Company issued an aggregate of 17,500,024 shares of the Company's Common Stock and an aggregate of 175,000 shares of Series H Automatically Converting Preferred Stock (which were converted into approximately 17,500,500 shares of the Company's Common Stock effective December 1, 2004). In addition, warrants to acquire shares of theglobe.com Common Stock with an exercise price of $0.27 per share would be issued to SendTec shareholders when and if SendTec exceeds forecasted operating income, as defined, of $10.125 million, for the year ending December 31, 2005. The number of earn-out warrants would range from an aggregate of 250,000 to 2,500,000 (if actual operating income exceeds the forecast by at least 10%) and the earn-out warrants will be exercisable for a period of five years.

Each share of the Series H Preferred Stock was automatically converted into 100 shares of theglobe's Common Stock on December 1, 2004, the effective date of the amendment to the Company's certificate of incorporation increasing its authorized shares of Common Stock from 200,000,000 shares to 500,000,000 shares.

The Company agreed to file a registration statement relating to the resale of the shares of Common Stock issued in the Merger and the shares of Common Stock underlying the Series H Preferred Stock and to cause the effectiveness of such registration on or before September 1, 2005. The Company also agreed to keep the registration statement effective until at least the third anniversary of the Closing. Pursuant to the terms of the Merger, in general, the equity securities issued in the Merger may not be sold or otherwise transferred for a period of one year without the prior written consent of the Company.

In March 2004, theglobe.com completed a private offering of 333,816 units (the "Units") for a purchase price of $85 per Unit (the "Private Offering"). Each Unit consisted of 100 shares of the Company's Common Stock, $0.001 par value (the "Common Stock"), and warrants to acquire 50 shares of the Company's Common Stock (the "Warrants"). The Warrants are exercisable for a period of five years commencing 60 days after the initial closing at an initial exercise price of $0.001 per share. The aggregate number of shares of Common Stock issued in the Private Offering was 33,381,647 shares for an aggregate consideration of $28,374,400, or approximately $0.57 per share assuming the exercise of the 16,690,824 Warrants. As of December 31, 2004, approximately 11,102,000 of the Warrants remain outstanding.

The Private Offering was directed solely to investors who are sophisticated and accredited within the meaning of applicable securities laws, most of whom were not affiliates of the Company. The purpose of the Private Offering was to raise funds for use primarily in the Company's developing VoIP business, including the deployment of networks, website development, marketing and capital infrastructure expenditures and working capital. Other intended uses of proceeds included funding requirements in connection with theglobe's other existing or future business operations, including acquisitions.

Halpern Capital, Inc., acted as placement agent for the Private Offering, and was paid a commission of $1.2 million and issued a warrant to acquire 1,000,000 shares of Common Stock at $0.001 per share. As of December 31, 2004, approximately 459,000 of these warrants remain outstanding.

Pursuant to the terms of the Private Offering, the Company filed a registration statement relating to the resale of the Securities on April 16, 2004 which became effective on May 11, 2004.

In connection with the Private Offering, Michael S. Egan, our Chairman, Chief Executive Officer and principal stockholder, together with certain of his affiliates, including E&C Capital Partners, converted a $2,000,000 Convertible Bridge Note, $1,750,000 of Secured Convertible Notes and all of the Company's outstanding shares of Series F Preferred Stock, and exercised (on a "cashless" basis) all of the warrants issued in connection with the foregoing $1,750,000 Secured Convertible Notes and Series F Preferred Stock, together with certain warrants issued to Dancing Bear Investments, an affiliate of Mr. Egan. As a result of such conversions and exercises, the Company issued an aggregate of 48,775,909 additional shares of Common Stock.

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

At the time of the issuance of the Series G Preferred Stock, an allocation of proceeds received was made between the preferred shares and the associated warrants. The allocation was made by determining the pro-rata share of the proceeds for each by comparing the fair value of each security issued to the total fair value. The fair value of the warrants was determined using the Black Scholes model. The fair value of the Series G Preferred Stock was determined by measuring the fair value of the common shares on an "as-converted" basis. As a result, $1,365,000 was allocated to the warrants sold. In addition, the value of the preferential conversion was calculated by comparing the fair value of the underlying common shares based on the closing price of the Company's Common Stock as reflected on the OTCBB on the date of issuance to the "effective" conversion price. This resulted in a preferential conversion discount related to the preferred shares and the associated warrants, limited to the proceeds from the sale, of $7,315,000 and $305,000, respectively, which were recorded as dividends to the preferred stockholders in July 2003, as the preferred shares and associated warrants were immediately convertible into common shares and warrants to acquire common shares.

As more fully discussed in Note 7, "Debt," on May 22, 2003, Secured Convertible Notes totaling $1,750,000 were issued to E&C Capital Partners together with certain affiliates of Michael S. Egan. The Secured Convertible Notes were convertible at anytime into a maximum of approximately 19,444,000 shares of the Company's Common Stock at a blended rate of $0.09 per share. In addition, E&C Capital Partners was issued a warrant to acquire 3,888,889 shares of the Company's Common Stock at an exercise price of $0.15 per share. The warrant was exercisable at any time on or before May 22, 2013.

On March 28, 2003, E&C Capital Partners entered into a Preferred Stock Purchase Agreement with the Company (the "Preferred Stock Investment"), whereby E&C Capital Partners received 333,333 shares of Series F Preferred Stock convertible into shares of the Company's Common Stock at a price of $0.03 per share. If fully converted, and without regard to the anti-dilutive adjustment mechanisms applicable to the Series F Preferred Stock, an aggregate of approximately 16,667,000 shares of Common Stock could be issued. The Series F Preferred Stock had a liquidation preference of $1.50 per share (and thereafter participates with the holders of Common Stock on an "as-converted" basis), included a dividend at the rate of 8% per annum and entitled the holder to vote on an "as-converted" basis with the holders of Common Stock. In addition, as part of the $500,000 investment, E&C Capital Partners received warrants to purchase 3,333,333 shares of the Company's Common Stock at an exercise price of $0.125 per share. The warrants were exercisable at any time on or before March 28, 2013. E&C Capital Partners is entitled to certain demand registration rights in connection with its investment.

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

As a result of the issuance of the Series F Preferred Stock, the Series G Automatically Converting Preferred Stock, the $1,750,000 Secured Convertible Notes and the associated warrants at their respective conversion and exercise prices, certain anti-dilution provisions applicable to previously outstanding warrants to acquire approximately 4,103,000 shares of the Company's Common Stock were triggered. Like many types of warrants commonly issued, these outstanding warrants to acquire shares of the Company's Common Stock included weighted average anti-dilution provisions which result in a lowering of the exercise price, and an increase in the number of warrants to acquire shares of the Company's Common Stock any time shares of common stock are issued (or options or other securities exercisable or convertible into common stock) for a price per share less than the then exercise price of the warrants. As a result of the Preferred Stock Investment and the issuance of the Series G Preferred Stock and the Secured Convertible Notes, the exercise price was lowered from approximately $1.39 to $0.66 per share on these warrants and the number of shares issuable upon exercise was proportionally increased from approximately 4,103,000 shares to 6,836,000 shares. As stated previously, all of these warrants were exercised on a cashless basis in connection with the March 2004 Private Offering of the Company's Common Stock.

Certain holders of Common Stock are subject to substantial restrictions on the transfer or sale of shares and also have certain "piggy-back" and demand registration rights which, with certain exceptions, require the Company to make all reasonable efforts to include within any of the Company's registration statements to sell such securities any shares that have been requested to be so included.

NOTE 10. STOCK OPTION PLANS

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

The Company's Board of Directors adopted a new benefit plan entitled the 2004 Stock Incentive Plan (the "2004 Plan") on August 31, 2004. An aggregate of 7,500,000 shares of the Company's Common Stock may be issued pursuant to the 2004 Plan. Employees, consultants, and prospective employees and consultants of theglobe and its affiliates and non-employee directors of theglobe are eligible for grants of non-qualified stock options, stock appreciation rights, restricted stock awards, performance awards and other stock-based awards under the 2004 Plan.

On December 1, 2004, based upon approval of the stockholders of the Company, the 2000 Plan was amended and restated to (i) increase the number of shares reserved for issuance under the 2000 Plan by 7,500,000 shares to a total of 8,000,000 shares and (ii) to remove a previous plan provision that limited the number of options that may be awarded to any one individual.

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

As discussed in Note 4, "Acquisitions and Disposition," pursuant to the agreement and plan of merger in connection with the acquisition of SendTec on September 1, 2004, the Company issued an aggregate of 3,974,165 replacement options to acquire shares of theglobe's Common Stock for each of the issued and outstanding options to acquire shares of SendTec common stock held by employees of SendTec. Of these replacement options, 3,273,668 have exercise prices of $0.06 and 700,497 have exercise prices of $0.27 per share. The Company also agreed to grant an aggregate of 225,000 options to employees of SendTec and 25,000 options to a consultant of SendTec at an exercise price of $0.34 per share under similar terms as other stock option grants of theglobe. The Company also granted 1,000,000 stock options at an exercise price of $0.27 per share in connection with the establishment of a bonus option pool pursuant to which various employees of SendTec could vest in such options if SendTec exceeds forecasted operating income, as defined, of $10.125 million, for the year ending December 31, 2005. Due to the contingent nature of the 1,000,000 bonus pool stock options, no amounts have been recognized in the results of operations for the years ended December 31, 2004.

Excluding the aforementioned stock options issued in connection with the acquisition of SendTec, a total of 2,525,430 stock options were granted during the year ended December 31, 2004, including grants of 390,000 stock options to non-employees. Options were granted during 2003 for a total of 4,407,450 shares of Common Stock, of which 500,000 options were granted pursuant to an individual nonqualified stock option agreement and not pursuant to any of the plans described above. During 2002, a total of 5,347,500 stock options were granted, of which 5,175,000 were granted pursuant to individual nonqualified stock options agreements and not pursuant to any of the plans described above.

The Company applies APB Opinion No. 25 in accounting for grants to employees pursuant to stock option plans and, accordingly, compensation cost of $421,952 was recognized for stock options granted to employees at exercise prices below fair market value during the year ended December 31, 2004, including those issued in connection with the SendTec acquisition. During the year ended December 31, 2003, $233,750 was recognized for stock options granted to employees at exercise prices below fair market value. No stock options were granted to employees with exercise prices below fair market value during 2002. In addition, approximately $17,188 and $152,884 of stock compensation expense was recorded during the years ended December 31, 2004 and 2003, respectively, as a result of the accelerated vesting of stock options issued to certain terminated employees. Compensation cost recognized in connection with stock options granted in recognition of services rendered by non-employees was $463,775, $225,609, and $13,000 for the years ended December 31, 2004, 2003 and
2002, respectively.

In 2000, the Company repriced a group of stock options issued to its employees. The Company is accounting for these re-priced stock options using variable accounting in accordance with FIN No. 44. Accordingly, the stock based compensation recorded in connection with these re-priced stock options was a credit of $22,666 in 2004 and expense of $30,933 in 2003. There was no compensation charge relating to the re-priced options during the year ended December 31, 2002. At December 31, 2004, a total of 42,010 options remained outstanding which were being accounted for in accordance with FIN No. 44.

Stock option activity during the periods indicated is as follows:

                                                                                       Weighted
                                                    Options            Total           Average
                                                    Vested            Options       Exercise Price
                                                  ---------         -----------     ---------------
Outstanding at December 31, 2002                   5,870,749           5,971,440         $0.63
                                                  ==========
Granted                                                                4,407,450          0.80
Exercised                                                               (429,000)         0.28
Canceled                                                                  (7,080)         1.07
                                                                     -----------
Outstanding at December 31, 2003                   8,475,232           9,942,810          0.72
                                                  ==========
Granted                                                                7,749,595          0.30
Exercised                                                               (639,000)         0.29
Canceled                                                              (1,069,220)         0.96
                                                                     -----------
Outstanding at December 31, 2004                  11,784,625          15,984,185         $0.51
                                                  ==========         ===========         =====

Options available at December 31, 2002                                 4,259,547
                                                                      ==========
Options available at December 31, 2003                                 1,359,177
                                                                      ==========
Options available at December 31, 2004                                10,203,732
                                                                      ==========

The weighted average exercise prices and remaining lives of outstanding stock options and weighted average exercise prices of vested stock options as of December 31, 2004 were as follows:

                            Options Outstanding     Options Vested
                            -------------------  --------------------
                            Weighted  Weighted              Weighted
                 Number     Average    Average    Number     Average
    Range      Outstanding    Life      Price     Vested      Price
-------------  -----------  --------  ---------  ---------  ---------
$ .01 -$ .02     5,075,000       7.5  $    0.02  4,875,000  $    0.02
  .035-  .035      200,000       7.4       0.035   200,000       0.035
  .04 -  .05        47,500       7.2       0.05     32,825       0.05
  .06 -  .06     3,273,668       8.4       0.06  1,979,873       0.06
  .14 -  .14       105,000       8.3       0.14    105,000       0.14
  .23 -  .34     2,045,497       6.5       0.28    555,748       0.28
  .37 -  .49       750,430       9.8       0.42    493,394       0.43
  .52 -  .54       327,000       9.5       0.52    101,737       0.53
  .56 -  .56     1,650,000       8.4       0.56  1,650,000       0.56
  .63 -  .65       210,000       8.4       0.63    178,128       0.63
  .90 - 1.03       625,000       9.1       0.97    489,844       0.98
 1.14 - 1.29       428,500       7.5       1.24    290,230       1.24
 1.33 - 1.47       212,500       8.7       1.41    122,501       1.41
 1.50 - 1.52       526,500       8.8       1.50    202,755       1.50
 1.59 - 1.59        16,590       5.2       1.59     16,590       1.59
 1.72 - 2.50        38,500       6.3       2.25     38,500       2.25
 4.50 - 6.69       332,500       3.7       4.69    332,500       4.69
15.75 -15.75       120,000       4.0      15.75    120,000      15.75
               -----------                      ----------
                15,984,185                      11,784,625
               ===========                      ==========

NOTE 11. COMMITMENTS AND CONTINGENCIES

NETWORK COMMITMENTS

The Company and its subsidiaries are a party to various network service agreements which provide for specified services, including the use of secure data transmission facilities, capacity and other network carrier services. The term of the agreements are generally for one year, with the term of several agreements extending to three or five years. Certain of the agreements contain early cancellation penalties. Commitments under such network service agreements, exclusive of regulatory taxes, fees and charges, are as follows:

   Year ending December 31:

            2005                            $2,063,000
            2006                               873,000
            2007                               503,000
            2008                               202,000
            2009                                12,000
            Thereafter                              --
                                            ----------
                                            $3,653,000
                                            ==========

Commitments for minimum usage requirements of approximately $43,000 are included in the total commitments amount for the year ended December 31, 2005. The Company has recently terminated all other minimum usage requirement commitments for which it was obligated under previous network carrier agreements.

PURCHASE OBLIGATIONS

Effective January 31, 2005, the Company formally terminated its contract with a supplier of VoIP telephony handsets and agreed to settle the unconditional purchase obligation under such contract, which totaled approximately $3,000,000. The settlement provided for (i) a cash payment of $200,000, (ii) the return of 35,000 VoIP handset units from the Company's inventory, and (iii) the issuance of 300,000 shares of theglobe.com Common Stock. The value attributed to the loss on the settlement of the contractual obligation of $406,750 has been included in the accompanying consolidated statement of operations for the year ended December 31, 2004.

EMPLOYMENT AGREEMENTS

On August 1, 2003, the Company entered into employment agreements with its Chairman and Chief Executive Officer, President and Vice President of Finance (its former Chief Financial Officer). The three agreements, which are for a period of one year and automatically extend for one day each day until either party notifies the other not to further extend the employment period, provide for annual base salaries totaling $650,000 and annual bonuses based on pre-tax operating income, as defined, for an annual minimum of $100,000 in total. The agreements also provide for severance benefits under certain circumstances, as defined, which in the case of the Chairman and Chief Executive Officer and the President, include lump-sum payments equal to ten times the sum of the executive's base salary and the highest annual bonus earned by the executive, and in the case of the Vice President of Finance, include lump-sum payments equal to two times the sum of the executive's base salary and the highest annual bonus earned by the executive. In addition, these severance benefits also require the Company to maintain insurance benefits for a period of up to ten years, in the case of the Chairman and Chief Executive Officer and the President, and up to two years, in the case of the Vice President of Finance, substantially equivalent to the insurance benefits existing upon termination. Effective June 1, 2004, the annual base salary of the Vice President of Finance was reduced to $140,000.

As discussed in Note 4, "Acquisitions and Disposition," as part of the SendTec acquisition transaction on September 1, 2004, certain executives of SendTec entered into new employment agreements with SendTec. The employment agreements each have a term of five years and automatically renew for an additional year at expiration unless either party provides the requisite notice of non-renewal. The agreements provide for total base salaries of $900,000 per annum and also
contain  certain   noncompete   provisions  for  periods  as  specified  by  the
agreements.

On October 4, 2004, the Company entered into a new employment agreement with its current Chief Technical Officer which provides for a base salary of $150,000 per year. The agreement has a term of two years and automatically renews for an additional two years unless either party provides the requisite notice of non-renewal. The agreement also contains certain non-compete provisions and provides for specified severance payments.

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

OPERATING LEASES

The Company leases facilities under noncancelable operating leases. These leases generally contain renewal options and require the Company to pay certain executory costs such as maintenance and insurance. Rent expense for the years ended December 31, 2004, 2003 and 2002 totaled approximately $691,000, $326,000 and $73,000, respectively.

Effective September 1, 2003, the Company entered into a sublease agreement for office space with a company controlled by our Chairman. The lease term is for approximately four years with base rent of approximately $284,000 during the first year of the sublease. Per the agreement, base rent increases by approximately $23,000 per year thereafter. Rent expense for the year ended December 31, 2004, as noted in the preceding paragraph included approximately $334,000 of expense related to this sublease.

The approximate future minimum lease payments under noncancelable operating leases with initial or remaining terms of one year or more at December 31, 2004, were as follows:

             2005                            $  867,000
             2006                               717,000
             2007                               433,000
             2008                               232,000
             2009                               232,000
             Thereafter                          39,000
                                             ----------
                                             $2,520,000
                                             ==========

TERMINATION OF 401(K) PLAN

During November 2002, the Company terminated its 401k plan.

SendTec, which was acquired on September 1, 2004, maintained a SIMPLE IRA savings plan (the "Plan") for the benefit of all of SendTec's eligible employees who had completed six months of service. The Plan allowed employees to make certain tax deferred voluntary contributions and discretionary contributions by SendTec. Approximately $33,000 in Plan contributions were made by SendTec since its acquisition by theglobe. The Plan was terminated December 31, 2004.

LETTER OF CREDIT

At December 31, 2004, the Company had $20,000 in outstanding standby letters of credit used to support an agreement with one of its telecommunications carriers.

LITIGATION

On and after August 3, 2001 and as of the date of this filing, the Company is aware that six putative shareholder class action lawsuits were filed against the Company, certain of its current and former officers and directors (the "Individual Defendants"), and several investment banks that were the underwriters of the Company's initial public offering. The lawsuits were filed in the United States District Court for the Southern District of New York.

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

The Company has approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of the Company and the Individual Defendants for the conduct alleged in the action to be wrongful. The Company would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers' settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. The Company currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and the Company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, we do not expect that the settlement will involve any payment by the Company. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from the Company's insurance carriers should arise, the Company's maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. On February 15, 2005, the court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Judge Scheindlin ruled that the issuer defendants and the plaintiffs must submit a revised settlement agreement which provides for a mutual bar of all contribution claims by the settling and non-settling parties and does not bar the parties from pursuing other claims. There will be a conference with Judge Scheindlin on April 4, 2005 to discuss the status of the revised settlement agreement. The underwriter defendants will have an opportunity to object to the revised settlement agreement. There is no assurance that the parties to the settlement will be able to agree to a revised settlement agreement consistent with the court's opinion, or that the court will grant final approval to the settlement to the extent the parties reach agreement. If the settlement agreement is not approved and the Company is found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than the Company's insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

On December 16, 2004, the Company, together with its wholly-owned subsidiary, voiceglo Holdings, Inc., were named as defendants in NeoPets, Inc. v. voiceglo Holdings, Inc. and theglobe.com, inc., a lawsuit filed in Los Angeles Superior Court. The Company and its subsidiary, were parties to an agreement dated May 6, 2004, with NeoPets, Inc. ("NeoPets"), whereby NeoPets agreed to host a voiceglo advertising feature on its website for the purpose of generating registered activations of the voiceglo product featured. Consideration to NeoPets was to include specified commissions, including cash payments based on registered activations, as defined, as well as the issuance of Common Stock of theglobe.com and additional cash payments, upon the attainment of certain performance criteria. NeoPets' complaint asserts claims for breach of contract and specific performance and seeks payment of approximately $2.5 million in cash, plus interest, as well as the issuance of 1,000,000 shares of theglobe.com Common Stock. On February 22, 2005, the Company and voiceglo answered the complaint and asserted cross-claims against NeoPets for fraud and deceit, rescission, breach of contract, breach of the implied covenant of good faith and fair dealing and set-off. NeoPets has not yet answered the cross-claims and discovery has not yet begun.

Through December 31, 2004, the Company has recorded amounts due for commissions pursuant to the terms of the agreement totaling approximately $246,000. The Company believes that this is the amount NeoPets has earned relating to services performed and intends to vigorously defend its position. It is too early in the process to determine the likelihood of an unfavorable outcome, however, an unfavorable outcome could result in a liability in excess of the amount recorded.

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

NOTE 12. RELATED PARTY TRANSACTIONS

Certain directors of the Company also serve as officers and directors of Dancing Bear Investments, Inc. ("Dancing Bear"). Dancing Bear is a stockholder of the Company and an entity controlled by our Chairman.

As discussed more fully in Note 7, "Debt," in connection with a demand convertible promissory note in the amount of $2,000,000 due the Company's Chairman and his spouse, the Company paid interest totaling approximately $17,500 during the year ended December 31, 2004.

Interest expense on the $1,750,000 Convertible Notes due E&C Capital Partners together with certain affiliates of our Chairman totaled approximately $108,200, excluding the amortization of the discount on the Notes, during the year ended December 31, 2003. The interest remained unpaid at December 31, 2003, and was included in accrued expenses in the accompanying consolidated balance sheet.
Interest expense related to the $1,750,000 Convertible Notes totaled approximately $32,000 during the year ended December 31, 2004. As a result of the conversion of the $1,750,000 Convertible Notes into the Company's Common Stock in March 2004, all interest accrued was paid by the Company during the year ended December 31, 2004.

During the year ended December 31, 2004, the Company paid approximately $151,200 to an entity controlled by the Chairman's son-in-law for the production of a commercial advertisement.

Several  entities  controlled  by our  Chairman  have  provided  services to the
Company and two of its subsidiaries, including: the lease of office and warehouse space; and the outsourcing of customer service and warehouse functions for the Company's VoIP operation. During the years ended December 31, 2004 and 2003, a total of approximately $566,000 and $383,000 of expense was recorded related to these services, respectively. Approximately $5,300 and $70,000 related to these services was included in accounts payable and accrued expenses at December 31, 2004 and 2003.

Additionally, included in other current assets in the accompanying Consolidated Balance Sheet at December 31, 2004, was approximately $90,000 advanced to a newly formed entity in which E&C Capital Partners has an ownership interest. The entity was to provide marketing services to theglobe's VoIP telephony services division. The entity ceased operations in January 2005. E&C Capital Partners LLLP has represented to theglobe that the $90,000 will be repaid prior to the end of 2005.

STOCKHOLDERS' AGREEMENT

In connection with the acquisition of SendTec, certain of the SendTec executives (whom collectively received approximately 82% of the shares of theglobe.com Common Stock and Preferred Stock issued in the Merger), theglobe and the Company's Chairman and Chief Executive Officer and President (individually and on behalf of certain affiliated entities) entered into a Stockholders' Agreement. Pursuant to the terms of the Stockholders' Agreement, the SendTec executives granted an irrevocable proxy to vote their shares to E&C Capital Partners LLLP, an affiliate of the Company's Chairman and Chief Executive Officer, on all matters (including the election of directors) other than with respect to certain potential affiliated transactions involving the Company's
Chairman and Chief Executive Officer or President. After giving effect to the grant of the proxy (and excluding outstanding options and warrants held by the Chairman and Chief Executive Officer), the Chairman and Chief Executive Officer has voting power over approximately 83.6 million shares of theglobe representing approximately 47.7% of the issued and outstanding voting securities of the Company. The SendTec executives were also granted certain pre-emptive rights involving potential new issuances of securities by theglobe, together with a co-sale right to participate in certain qualifying sales of stock by the Chairman and Chief Executive Officer and the President and their affiliates. In addition, the Chairman and Chief Executive Officer and President and their affiliates were granted a right of first refusal on certain sales (generally, in excess of 10 million shares) by the SendTec executives, together with the right to "drag-along" the SendTec executives with regard to certain major sales of their stock or a sale or merger of theglobe.

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

NOTE 13. SEGMENTS AND GEOGRAPHIC INFORMATION

The Company applies the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for operating segments of a company. SFAS No. 131 requires disclosures of selected segment-related financial information about products, major customers and geographic areas. Effective with the September 1, 2004 acquisition of SendTec, the Company is now organized in three operating segments for purposes of making operating decisions and assessing performance: the computer games division, the marketing services division and the VoIP telephony services division. The computer games division consists of the operations of the Company's Computer Games print magazine and the associated website Computer Games Online (www.cgonline.com) and the operations of Chips & Bits, Inc., its games distribution business. The marketing services division consists of the operations of the Company's newly acquired subsidiary, SendTec. The VoIP telephony services division is principally involved in the sale of telecommunications services over the Internet to consumers.

The chief operating decision maker evaluates performance, makes operating decisions and allocates resources based on financial data of each segment. Where appropriate, the Company charges specific costs to each segment where they can be identified. Certain items are maintained at the Company's corporate headquarters ("Corporate") and are not presently allocated to the segments. Corporate expenses primarily include personnel costs related to executives and certain support staff and professional fees. Corporate assets principally consist of cash and cash equivalents. Subsequent to its acquisition on September 1, 2004, SendTec provided various intersegment marketing services to the Company's VoIP telephony services division. Prior to the acquisition of SendTec, there were no intersegment transactions. The accounting policies of the segments are the same as those for the Company as a whole.

The following table presents financial information regarding the Company's different segments:


                                                  Year Ended December 31,
                                         -------------------------------------------
                                            2004            2003            2002
                                         ------------   ------------    ------------
NET REVENUE:
Computer games                           $  3,107,637   $  4,736,032    $  7,245,276
Marketing services                         13,408,183             --              --
VoIP telephony services                       391,154        548,081              --
Intersegment eliminations                    (865,942)            --              --
                                         ------------   ------------    ------------
                                         $ 16,041,032   $  5,284,113    $  7,245,276
                                         ============   ============    ============

INCOME (LOSS) FROM OPERATIONS:
Computer games                           $   (442,286)  $    120,907    $   (411,626)
Marketing services                          1,197,884             --              --
VoIP telephony services                   (20,538,124)    (5,116,437)         (1,196)
Corporate expenses                         (3,675,492)    (3,817,549)     (2,527,966)
                                         ------------    -----------    ------------
    Loss from operations                  (23,458,018)    (8,813,079)     (2,940,788)
    Other income (expense), net              (815,183)    (2,221,318)        338,127
                                         ------------    -----------    ------------
    Consolidated loss before income tax  $(24,273,201)  $(11,034,397)   $ (2,602,661)
                                         ============    ===========    ============

DEPRECIATION AND AMORTIZATION:
Computer games                           $     10,606   $     62,208    $     85,327
Marketing services                            227,270             --              --
VoIP telephony services                     1,355,532        258,334              --
Corporate expenses                             32,138          9,200           3,253
                                         ------------   ------------    ------------
                                         $  1,625,546   $    329,742    $     88,580
                                         ============   ============    ============

CAPITAL EXPENDITURES:
Computer games                           $     55,845   $         --    $     32,250
Marketing services                             40,324             --              --
VoIP telephony services                     2,537,133      2,366,047              --
Corporate                                      50,040         58,744              --
                                         ------------   ------------    ------------
                                         $  2,683,342   $  2,424,791    $     32,250
                                         ============   ============    ============

IDENTIFIABLE ASSETS:
Computer games                           $  2,000,230   $  1,957,714    $  2,602,834
Marketing services                         24,764,361             --              --
VoIP telephony services                     3,497,698      4,251,082         164,960
Corporate assets                            3,754,876        963,282         279,191
                                         ------------   ------------    ------------
                                         $ 34,017,165   $  7,172,078    $  3,046,985
                                         ============   ============    ============

The Company's historical net revenues have been earned primarily from customers in the United States. In 2003, VoIP telephony services net revenue was primarily attributable to the sale of telephony services outside of the United States. Telephony services revenue derived from Thailand represented approximately $458,000 or 9% of consolidated net revenue for the year ended December 31, 2003. In addition, all significant operations and assets are based in the United States.

Revenue generated by two customers of SendTec since its acquisition date, or September 1, 2004, represented approximately 44% of consolidated net revenue reported for the year ended December 31, 2004.

NOTE 14. VALUATION AND QUALIFYING ACCOUNTS - ALLOWANCE FOR DOUBTFUL ACCOUNTS

                    Balance
                       At        Additions     Additions                  Balance
                   Beginning     Charged To    Charged To                At End Of
Period Ended,      Of Period      Expense    Other Accounts Deductions    Period
-----------------  ----------  -------------  -----------  -----------  ----------
December 31, 2004  $  112,986  $    198,537   $     9,750  $   (47,260) $  274,013
December 31, 2003  $  128,613  $    114,888   $        --  $  (130,515) $  112,986
December 31, 2002  $3,203,295  $         --   $        --  $(3,074,682) $  128,613


NOTE 15. SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                        Quarter Ended
                               ------------------------------------------------------------
                                December 31,   September 30,      June 30,       March 31,
                                    2004          2004             2004            2004
                               -------------  ------------    -------------   -------------
Net revenue                    $  10,660,697  $  3,698,108    $     826,230   $     855,997
Operating expenses                18,914,508     9,821,608        6,128,867       4,634,067
Loss from operations              (8,253,811)   (6,123,500)      (5,302,637)     (3,778,070)
Net loss                          (8,385,886)   (5,869,656)      (5,355,961)     (4,661,698)
Net loss applicable to common
   stockholders                   (8,385,886)   (5,869,656)      (5,355,961)     (4,661,698)

Basic and diluted net loss per
   share                       $       (0.05) $      (0.04)   $       (0.04)  $       (0.07)

                                                        Quarter Ended
                               ------------------------------------------------------------
                                 December 31,   September 30,   June 30,        March 31,
                                    2003            2003          2003            2003
                               -------------  -------------   -----------     -------------
Net revenue                    $   1,492,237  $   1,447,784   $ 1,101,810     $   1,242,282
Operating expenses                 6,239,271      3,776,319     2,295,895         1,785,707
Loss from operations              (4,747,034)    (2,328,535)   (1,194,085)         (543,425)
Net loss                          (5,077,665)    (2,517,614)   (2,757,371)         (681,747)
Net loss applicable to common
   stockholders                   (5,077,665)   (10,137,614)   (2,757,371)       (1,181,747)

Basic and diluted net loss per
   share                       $       (0.10) $       (0.23)  $     (0.09)    $       (0.04)

Net loss applicable to common stockholders for the 2003 quarterly periods includes the preferred dividend impact of the beneficial conversion features of the preferred stock and warrants issued.

                                                         Quarter Ended
                                 ------------------------------------------------------------
                                  December 31,    September 30,     June 30,      March 31,
                                      2002            2002            2002           2002
                                 --------------  ---------------  -------------  ------------
Net revenue                      $   2,009,701   $    1,698,278   $  1,684,942   $ 1,852,355
Operating expenses                   1,873,157        2,225,921      3,330,776     2,756,210
Income (loss) from operations          136,544         (527,643)    (1,645,834)     (903,855)
Net income (loss)                       16,922         (492,046)    (1,633,429)     (506,108)
Net loss applicable to common
    stockholders                        16,922         (492,046)    (1,633,429)     (506,108)

Basic and diluted net loss per
   share                         $          --   $        (0.02)  $      (0.05)  $     (0.02)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated any change in our internal control over financial reporting that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, and have determined there to be no reportable changes.

ITEM 8B. OTHER INFORMATION

On January 31, 2005, theglobe.com, inc., and Promotion Display Technology Ltd. ("PDT"), entered into a termination of agreement related to an agreement dated August 7, 2003 for the purchase of USB handsets. The provisions of this termination of agreement are discussed in Item 6 under the caption "Loss on Settlement of Contractual Obligation" in the discussion of our results of operations for the year ended December 31, 2004 compared to the year ended December 31, 2003.

Although we treated the original August 7, 2003 agreement with PDT as a material contract, we did not file a Form 8-K relating to the termination of this contract. Due to previous disclosures in theglobe.com's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2004, of amounts written-off related to USB handset inventory purchases pursuant to this contract and that a material part of our business was no longer dependent upon this supplier, the actual termination of the contract may not have been a termination of a material agreement requiring it to be reported on Form 8-K.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

                                             POSITION OR OFFICE
NAME                         AGE              WITH THE COMPANY
--------------------------------------------------------------------------------

Michael S. Egan               64      Chairman and Chief Executive Officer

Edward A. Cespedes            39      President, Treasurer and Chief Financial
                                      Officer and Director

Robin S. Lebowitz             40      Vice President of Finance and Director

Paul Soltoff                  50      Chief Executive Officer of SendTec

Michael S. Egan. Michael Egan has served as theglobe.com's Chairman since 1997 and as its Chief Executive Officer since June 1, 2002. Since 1996, Mr. Egan has been the controlling investor of Dancing Bear Investments, a privately held investment company. Since 2002, Mr. Egan has been the controlling investor of E&C Capital Partners LLLP, a privately held investment partnership. Mr. Egan is also Chairman of Certified Vacations, a privately held wholesale travel company which was founded in 1980. Certified Vacations specializes in designing, marketing and delivering vacation packages. Mr. Egan spent over 30 years in the rental car business. He began with Alamo Rent-A-Car in 1973, became an owner in 1979, and became Chairman and majority owner from January 1986 until November 1996 when he sold the company to AutoNation. In 2000, AutoNation spun off the rental division, ANC Rental (Other OTC: ANCXZ.PK), and Mr. Egan served as Chairman until October 2003. Prior to acquiring Alamo, he held various administration positions at Yale University and taught at the University of Massachusetts at Amherst. Mr. Egan is a graduate of Cornell University where he received his Bachelor's degree in Hotel Administration.

Edward A. Cespedes. Edward Cespedes has served as a director of theglobe.com since 1997, as President of theglobe.com since June 1, 2002 and as Treasurer and Chief Financial Officer of theglobe.com since February 1, 2005. Mr. Cespedes is also the President of E&C Capital Ventures, Inc., the general partner of E&C Capital Partners LLLP. Mr. Cespedes served as the Vice Chairman of Prime Ventures, LLC, from May 2000 to February 2002. From August 2000 to August 2001, Mr. Cespedes served as the President of the Dr. Koop Lifecare Corporation and was a member of the Company's Board of Directors from January 2001 to December 2001. From 1996 to 2000, Mr. Cespedes was a Managing Director of Dancing Bear Investments. Concurrent with his position at Dancing Bear Investments, from 1998 to 2000, Mr. Cespedes also served as Vice President for corporate development for theglobe.com where he had primary responsibility for all mergers, acquisitions, and capital markets activities. In 1996, prior to joining Dancing Bear Investments, Mr. Cespedes was the Director of Corporate Finance for Alamo Rent-A-Car. From 1988 to 1996, Mr. Cespedes worked in the Investment Banking Division of J.P. Morgan and Company, where he most recently focused on mergers and acquisitions. In his capacity as a venture capitalist, Mr. Cespedes has served as a member of the board of directors of various portfolio companies. Mr. Cespedes is the founder of the Columbia University Hamilton Associates, a foundation for university academic endowments. In 1988 Mr. Cespedes received a Bachelor's degree in International Relations from Columbia University.

Robin S. Lebowitz. Robin Lebowitz has served as a director of theglobe.com since December 2001, as Secretary of theglobe.com since June 1, 2002, and as Vice President of Finance of theglobe.com since February 23, 2004. Ms. Lebowitz also served as Treasurer of theglobe.com from June 1, 2002 until February 23, 2004 and as Chief Financial Officer of theglobe.com from July 1, 2002 until February 23, 2004. Ms. Lebowitz has worked in various capacities for the Company's Chairman, Michael Egan, for eleven years. She is the Controller/Managing Director of Dancing Bear Investments, Mr. Egan's privately held investment management and holding company. Previously, Ms. Lebowitz served on the Board of Directors of theglobe.com from August 1997 to October 1998. At Alamo Rent-A-Car, she served as Financial Assistant to the Chairman (Mr. Egan). Prior to joining Alamo, Ms. Lebowitz was the Corporate Tax Manager at Blockbuster Entertainment Group where she worked from 1991 to 1994. From 1986 to 1989, Ms. Lebowitz worked in the audit and tax departments of Arthur Andersen & Co. Ms. Lebowitz received a Bachelor of Science in Economics from the Wharton School of the University of Pennsylvania; a Masters in Business Administration from the University of Miami and is a Certified Public Accountant.

Paul Soltoff. Paul Soltoff has served as Chairman of the Board and Chief Executive Officer of SendTec since its inception in February 2000. Commensurate with the SendTec merger on September 1, 2004, Mr. Soltoff continued in the position of Chief Executive Officer of SendTec, now theglobe.com's wholly-owned subsidiary, and was elected to theglobe.com's Board of Directors. On February 21, 2005, Mr. Soltoff resigned as the Company's Director, however, he continues to serve as Chief Executive Officer of SendTec. In 1997, Mr. Soltoff became the Chief Executive Officer of Soltoff Direct Corporation, a specialized direct marketing consulting company located in St. Petersburg, Florida. Since the inception of SendTec, Soltoff Direct Corporation has been largely inactive. Mr. Soltoff is a graduate of Temple University where he received his Bachelor of Science degree in Business Marketing in 1995.

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

Edward Cespedes, a director and the President, Treasurer and Chief Financial Officer of theglobe.com, was also a director of Dr. Koop Lifecare Corporation from January 2001 to December 2001. In December 2001, Dr. Koop Lifecare Corporation filed petitions seeking relief under Chapter 7 of the United States Bankruptcy Code.

BOARD MEETINGS AND COMMITTEES OF THE BOARD

Including unanimous written actions of the Board, the Board of Directors met 24 times in 2004. No incumbent director who was on the Board for the entire year attended less than 75% of the total number of all meetings of the Board and any committees of the Board on which he or she served, if any, during 2004.

The Board of Directors has a standing Audit and Compensation Committee but no standing Nominating Committee.

AUDIT COMMITTEE

The Audit Committee, which was formed in July 1998, reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the selection of our independent auditors, the scope of the annual audits, fees to be paid to the auditors, the performance of our auditors and our accounting practices and internal controls. The Audit Committee operates pursuant to a written charter, as amended, adopted by the Board of Directors on June 12, 2000. The current members of the Audit Committee are Messrs. Egan and Cespedes and Ms. Lebowitz, all of whom are employee directors. None of the current committee members are considered "independent" within the meaning of applicable NASD rules. Ms. Lebowitz serves as the "audit committee financial expert" as required by Section 407 of The Sarbanes-Oxley Act, but is not considered independent within the meaning of applicable NASD rules. Including unanimous written actions of the Committee, the Audit Committee held 7 meetings in 2004.

COMPENSATION COMMITTEE

The Compensation Committee, which met 9 times in 2004 (including unanimous written actions of the Committee), establishes salaries, incentives and other forms of compensation for officers and other employees of theglobe.com. The Compensation Committee also approves option grants under all of our outstanding stock based incentive plans. The current members of the Compensation Committee are Messrs. Egan and Cespedes.

NOMINATING COMMITTEE

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

In recommending director candidates in the future, the Board intends to take into consideration such factors as it deems appropriate based on the Company's current needs. These factors may include diversity, age, skills, decision-making ability, inter-personal skills, experience with businesses and other organizations of comparable size, community activities and relationships, and the interrelationship between the candidate's experience and business background, and other Board members' experience and business background, whether such candidate would be considered "independent," as such term is defined in the NASD listing standards, as well as the candidate's ability to devote the required time and effort to serve on the Board.

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

CODE OF ETHICS

The Company has adopted a Code of Ethics applicable to its officers, including its principal executive officer, principal financial officer, principal accounting officer or controller and any other persons performing similar functions. The Code of Ethics will be provided free of charge by the Company to interested parties upon request. Requests should be made in writing and directed to the Company at the following address: 110 East Broward Boulevard; Suite 1400; Fort Lauderdale, Florida 33301.

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

Based solely on our review of copies of Forms 3 and 4 and any amendments furnished to us pursuant to Rule 16a-3(e) and Forms 5 and any amendments furnished to us with respect to the 2004 fiscal year, and any written representations referred to in Item 405(b)(2)(i) of Regulation S-K stating that no Forms 5 were required, we believe that, during the 2004 fiscal year, our officers and directors have complied with all Section 16(a) applicable filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid by us to those persons serving as the chief executive officer at any time during the last year and our four other most highly compensated executive officers (collectively, the "Named Executive Officers"):

                                                                                    Long-Term
                                                                                 Compensation(1)
                                                                                -------------------
                                               Annual Compensation
                                     ---------------------------------------
                                                                                   Number of
                                                                                   Securities             All Other
Name and                                           Salary          Bonus           Underlying           Compensation
Principal Position                    Year           ($)            ($)            Options (#)               ($)
----------------------------------   --------    -----------    ------------    -------------------    -----------------
Michael S. Egan,                      2004          250,000          77,500                  --                  --
Chairman, Chief Executive             2003          125,000          50,000           1,000,000                  --
  Officer (2)                         2002               --              --           2,507,500                  --

Edward A. Cespedes,                   2004          250,000          77,500                  --                  --
President, Treasurer and Chief        2003          225,000          50,000             550,000                  --
  Financial Officer (3)               2002          100,000          25,000           1,757,500              41,668

Albert J. Detz,                       2004          100,139              --             200,000                  --
Former Chief Financial Officer,
  Treasurer (4)

Robin S. Lebowitz,                    2004          144,167          17,500                  --                  --
Former Chief Financial Officer; (5)   2003          137,500              --             100,000                  --
  Vice President of Finance           2002           58,350          10,000             507,500                  --

Paul Soltoff,                         2004          100,000          17,000             477,337                  --
Chief Executive Officer, (6)
   SendTec, Inc.

------------

(1) Included in long-term compensation for 2004 are 200,000 options granted to Mr. Detz at an exercise price of $0.38 per share. In addition, long-term compensation for 2004 includes replacement options to acquire 477,337 shares of theglobe.com Common Stock granted to Mr. Soltoff at an exercise price of $0.06 per share in exchange for options which Mr. Soltoff held prior to the acquisition of SendTec, Inc. by theglobe.com. Included in long-term compensation for 2003 are 1,650,000 options granted during the year at $0.56 per share to the Named Executive Officers. Included in long-term compensation for 2002 are 7,500 options granted to each of Messrs. Egan and Cespedes and Ms. Lebowitz in June 2002 at an exercise price of $0.04 per share in accordance with the Company's Director Compensation Plan; and 2,500,000, 1,750,000, and 500,000 options granted in June 2002 at an exercise price of $0.02 per share related to bonuses earned in 2002 for Messrs. Egan and Cespedes and Ms. Lebowitz, respectively.

(2) Mr. Egan became an executive officer in July 1998. We began paying Mr. Egan a base salary in July 2003. We did not pay Mr. Egan a base salary in 2002 or 2001.

(3) Mr. Cespedes became President in June 2002 and Treasurer and Chief Financial Officer in February 2005. Prior to this, Mr. Cespedes served as a consultant to the Company and was paid $41,668 for these services.

(4) Mr. Detz became Chief Financial Officer and Treasurer in June 2004 at a base salary of $175,000 per year. Effective February 1, 2005, Mr. Detz resigned his positions with the Company. Effective February 2, 2005, Mr. Detz began performing various financial and accounting consulting services on a project basis to the Company.

(5) Ms. Lebowitz became an officer of the Company in June 2002 and Chief Financial Officer in July 2002. In February 2004, Ms. Lebowitz resigned her position as Chief Financial Officer and became Vice President of Finance.

(6) Mr. Soltoff became a Director of the Company and Chief Executive Officer of SendTec, Inc. in September 2004. On February 21, 2005, Mr. Soltoff resigned as the Company's Director but continues to serve as CEO of SendTec, Inc. His current base salary is $300,000 per year. Salary for 2004 represents amounts earned since September 1, 2004, the date SendTec was acquired by the Company.

AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND 2004 YEAR-END OPTION VALUES

The following tables set forth for each of the Named Executive Officers (a) the number of options exercised during 2004, (b) the total number of unexercised options for common stock (exercisable and unexercisable) held at December 31, 2004, (c) the value of those options that were in-the-money on December 31, 2004 based on the difference between the closing price of our Common Stock on December 31, 2004 and the exercise price of the options on that date, and (d) the total number of options granted to such persons in 2004.

                                                              Number of Securities                 Value of Unexercised
                                                          Underlying Unexercised Stock          In-the-Money Stock Options
                                                         Options at Fiscal Year-End (#)           at Fiscal Year End (1)
                                                         -------------------------------     ----------------------------------
                              Shares
                           Acquired on       Value                              Un-                                 Un-
Name                        Exercise #      Realized      Exercisable       Exercisable      Exercisable        Exercisable
-----------------------    -------------    ---------    --------------    -------------     -------------    -----------------
Michael S. Egan                    --            --       3,841,182            3,818      $   1,003,016        $      1,259
Edward  A. Cespedes                --            --       2,461,182            3,818            703,016               1,259
Albert J. Detz                     --            --          83,334          116,666              3,333               4,667
Robin S. Lebowitz                  --            --         625,025            9,055            208,722               3,378
Paul Soltoff                       --            --         238,669          238,668             85,921              85,920

----------

(1) Value represents closing price of our Common Stock on December 31, 2004 less the exercise price of the stock option, multiplied by the number of shares exercisable or unexercisable, as applicable.


OPTION GRANTS IN 2004

                                                                Percent of
                                                                   Total                    Market
                                            Number of             Options        Exercise   Price
                                            Securities          Granted to       or Base   on Date
                                            Underlying           Employees        Price    of Grant
Name                                     Options Granted          in 2004       ($/Share)  ($/share) Expiration Date
-----------------------------------    ---------------------    ------------    ---------  --------- ---------------
Michael S. Egan                                   -                    -             -          -               -
Edward A. Cespedes                                -                    -             -          -               -
Albert J. Detz                              200,000    (1)          2.6%         $0.38      $0.38       6/04/2014
Robin S. Lebowitz                                 -                    -             -          -               -
Paul Soltoff                                477,337    (2)          6.2%         $0.06      $0.41      10/01/2013

----------

(1) 60,000 of these options vested immediately, with the balance vesting ratably on a quarterly basis over the following three years as long as Mr. Detz was employed by the Company. Upon Mr. Detz' resignation and pursuant to the terms of his consulting agreement, 130,000 of the options became vested effective February 2, 2005, with the 70,000 remaining to vest upon Mr. Detz' performance of consulting services on a continuous basis for at least six months from the effective date of the agreement, February 2, 2005.

(2) 238,669 of these options vested on September 30, 2004 and the remainder vest on September 30, 2005.

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

      o a term of employment which commenced on August 1, 2003 and continues through the first anniversary thereof. The term automatically extends for one day each day unless either the Company or executive provides written notice to the other not to further extend. The agreement provides that, in the event of termination by us without "cause" or by the executive for "good reason" (which includes a "Change of Control"), the executive will be entitled to receive from us:

            - (A) his base salary through the date of termination and an amount equal to the product of (x) the higher of (i) the executive's average annual incentive paid or payable under the Company's annual incentive plan for the last three full fiscal years, including any portion which has been earned but deferred and (ii) the annual incentive paid or payable under the Company's annual incentive plan for the most recently completed fiscal year, including any portion thereof which has been earned but deferred (and annualized if the fiscal year consists of less than twelve full months or, if during which, the executive was employed for less than twelve full months) and (y) a fraction, the numerator of which is the number of days in the current fiscal year through the date of termination, and the denominator of which is 365;

            -     (B) any accrued vacation pay; and

            - (C) a lump-sum cash payment equal to ten (10) times the sum of executive's base salary and highest annual incentive;

            - for the continued benefit of executive, his spouse and his dependents for a period of ten (10) years following the date of termination, the medical, hospitalization, dental, and life insurance programs in which executive, his spouse and his dependents were participating immediately prior to the date of termination at the level in effect and upon substantially the same terms and conditions as existed immediately prior to the date of termination;

            - reimbursement for any reasonable and necessary monies advanced or expenses incurred in connection with the executive's employment; and

            - executive will be vested, as of the date of termination, in all rights under any equity award agreements (e.g., stock options that would otherwise vest after the date of termination) and in the case of stock options, stock appreciation rights or similar awards, thereafter shall be permitted to exercise any and all such rights until the earlier of (i) the third anniversary of the date of termination  and  (ii)  the end of the  term  of  such  awards
                  (regardless of any termination of employment restrictions therein contained) and any restricted stock held by executive will become immediately vested as of the date of termination.

EMPLOYMENT AGREEMENT WITH FORMER CHIEF FINANCIAL OFFICER. We also entered into an employment agreement with our then Chief Financial Officer ("CFO"), Robin Segaul Lebowitz, on August 1, 2003. Her employment agreement provides for the following:

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

      o term of employment which commenced on August 1, 2003 and continues through the first anniversary thereof. The term automatically extends for one day each day unless either the Company or executive provides written notice to the other not to further extend. The agreement provides that, in the event of termination by us without "cause" or by the executive for "good reason" (which includes a "Change of Control"), the executive will be entitled to receive from us:

            - (A) her base salary through the date of termination and an amount equal to the product of (x) the higher of (i) the executive's average annual incentive paid or payable under the Company's annual incentive plan for the last three full fiscal years, including any portion which has been earned but deferred and (ii) the annual incentive paid or payable under the Company's annual incentive plan for the most recently completed fiscal year, including any portion thereof which has been earned but deferred (and annualized if the fiscal year consists of less than twelve full months or, if during which, the executive was employed for less than twelve full months) and (y) a fraction, the numerator of which is the number of days in the current fiscal year through the date of termination, and the denominator of which is 365;

            -     (B) any accrued vacation pay; and

            - (C) a lump-sum cash payment equal to two (2) times the sum of executive's base salary and highest annual incentive;

            - for the continued benefit of executive, her spouse and her dependents for a period of two (2) years following the date of termination, the medical, hospitalization, dental, and life insurance programs in which executive, her spouse and her dependents were participating immediately prior to the date of termination at the level in effect and upon substantially the same terms and conditions as existed immediately prior to the date of termination;

            - reimbursement for any reasonable and necessary monies advanced or expenses incurred in connection with the executive's employment; and

            - executive will be vested, as of the date of termination, in all rights under any equity award agreements (e.g., stock options that would otherwise vest after the date of termination) and in the case of stock options, stock appreciation rights or similar awards, thereafter shall be permitted to exercise any and all such rights until the earlier of (i) the third anniversary of the date of termination  and  (ii)  the end of the  term  of  such  awards
                  (regardless of any termination of employment restrictions therein contained) and any restricted stock held by executive will become immediately vested as of the date of termination.

Effective February 23, 2004, Ms. Lebowitz's employment agreement was amended. Ms. Lebowitz's new title is Vice President, Finance and effective June 1, 2004 her annual base salary is $140,000.

CHIEF FINANCIAL OFFICER AND TREASURER AGREEMENT. We also entered into an agreement with our former Chief Financial Officer ("CFO") and Treasurer, Albert
J. Detz, on June 3, 2004. That agreement had provided for the following:

      o an annual base salary of $175,000 with eligibility to receive annual increases as determined in the sole discretion of the Board of Directors;

      o a grant of 200,000 options to acquire theglobe.com Common Stock at an exercise price of $0.38 per share. 60,000 of these options vested immediately and the balance vest ratably on a quarterly basis over 3 years;

      o a discretionary annual cash bonus, which will be awarded at our Board's discretion;

      o participation in all welfare, benefit and incentive plans offered to senior management of the Company; and

      o in the event of termination by us after six months of employment but less than one year, the executive will be entitled to receive from us his base salary for a period of three months from the date of such termination. In the event of termination by us after one year of employment, the executive will be entitled to receive from us his base salary for a period of six months from the date of such termination.

Effective February 1, 2005, Mr. Detz resigned his positions with the Company and his employment with the Company ended. Pursuant to a consulting agreement effective February 2, 2005, Mr. Detz began performing various financial and accounting consulting services on a project basis to the Company.

SENDTEC CHIEF EXECUTIVE OFFICER EMPLOYMENT AGREEMENT. As part of the SendTec Acquisition, on September 1, 2004, we entered into an employment agreement with Paul Soltoff to continue as Chief Executive Officer ("CEO") of SendTec, Inc., now a wholly-owned subsidiary of the Company. His employment agreement provides for the following:

      o an annual base salary of $300,000 with eligibility to receive annual increases as determined in the sole discretion of the Board of Directors;

      o a discretionary annual cash bonus, which will be awarded at our Board's discretion;

      o participation in all welfare, benefit and incentive plans offered to senior management of the Company;

      o a 5 year term of employment which commenced on September 1, 2003. The agreement provides that, in the event of termination by us without "cause" or by the executive for "good reason," the executive will be entitled to receive from us his base salary for a period of 2 years from the date of such termination, any accrued vacation pay and for the continued benefit of executive, his spouse and his dependents for a period of one (1) year following the date of termination, the medical, hospitalization, dental, and life insurance programs in which executive, his spouse and his dependents were participating immediately prior to the date of termination at the level in effect and upon substantially the same terms and conditions as existed immediately prior to the date of termination; and

      o customary provisions relating to confidentiality, work-product and covenants not to compete.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of March 10, 2005 (except as otherwise indicated) by (i) each person who owns beneficially more than 5% of our Common Stock, (ii) each of our directors, (iii) each of our "Named Executive Officers" and (iv) all directors and executive officers as a group. A total of 175,186,997 shares of theglobe.com's Common Stock were issued and outstanding on March 10, 2005.

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

                                                        SHARES BENEFICIALLY OWNED
                                                ---------------------------------------------
DIRECTORS, NAMED EXECUTIVE OFFICERS                                               TITLE OF
AND 5% STOCKHOLDERS                               NUMBER           PERCENT         CLASS
------------------------------------------     -----------         -------        -----------
Dancing Bear Investments, Inc. (1) ...           8,303,148           4.7%          Common

Michael S. Egan (2)(9) ...............          87,646,061          48.9%          Common

Edward A. Cespedes (3) ...............           2,462,153           1.4%          Common

Robin S. Lebowitz (4) ................             627,057             *           Common

Paul Soltoff (5) .....................          10,435,959           6.0%          Common

Albert J. Detz (6) ...................             130,000             *           Common

E&C Capital Partners LLLP (7) ........          61,168,886          34.9%          Common

Wellington Management Company, LLP (8)          24,136,050          13.1%          Common

Stockholder Agreement Group (9) ......          87,646,061          48.9%          Common

All directors and executive officers
  as a group (5 persons) .............          91,118,040          49.9%          Common

---------------------------

*     less than 1%

(1)   Mr. Egan owns Dancing Bear Investments, Inc.

(2) Includes the shares that Mr. Egan is deemed to beneficially own as the controlling investor of Dancing Bear Investments, Inc. and E&C Capital Partners, LLLP and as the Trustee of the Michael S. Egan Grantor Retained Annuity Trusts for the benefit of his children. Also includes (i) 3,841,684 shares of our Common Stock issuable upon exercise of options that are currently exercisable and 469 shares of our Common Stock issuable upon exercise of options that are exercisable within 60 days of March 10, 2005; (ii) 3,541,337 shares of our Common Stock held by Mr. Egan's wife, as to which he disclaims beneficial ownership; and (iii) 204,082 shares of our Common Stock issuable upon exercise of warrants at $1.22 per share owned by Mr. Egan and his wife.

(3) Includes 2,461,182 shares of our Common Stock issuable upon exercise of options that are currently exercisable and 971 shares of our Common Stock issuable upon exercise of options that are exercisable within 60 days of March 10, 2005.

(4) Includes 625,025 shares of our Common Stock issuable upon exercise of options that are currently exercisable and 2,032 shares of our Common Stock issuable upon exercise of options that are exercisable within 60 days of March 10, 2005.

(5) Includes 238,669 shares of Common Stock issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 10, 2005.

(6) Includes 130,000 shares of our Common Stock issuable upon exercise of options that are currently exercisable.

(7) E&C Capital Partners, LLLP is a privately held investment vehicle controlled by our Chairman, Michael S. Egan. Our President, Edward A. Cespedes, has a minority, non-controlling interest in E&C Capital Partners, LLLP. Includes 28,699,874 shares of Common Stock over which E&C holds an irrevocable proxy pursuant to the Stockholders' Agreement.

(8) Includes 9,043,750 shares of our Common Stock issuable upon exercise of warrants at $0.001 per share. The information about Wellington Management Company, LLP is as of December 31, 2004 and is derived from an SEC filing on Schedule 13G by Wellington Management. Wellington Management in its capacity as an investment adviser, may be deemed to have beneficial ownership of 24,136,050 shares of Common Stock that are owned by numerous investment advisory clients, none of which is known to have such interest with respect to more than five percent of the class of shares. Wellington Management has shared voting authority over 11,259,450 shares and shared dispositive power over 24,136,050 shares. Wellington Management is a registered investment advisor under the Investment Advisers Act of 1940, as amended. Wellington Management's mailing address is 75 State Street, Boston, MA 02109.

(9) In connection with the SendTec Acquisition, the Company and certain former executives of SendTec (consisting of Paul Soltoff, Eric Obeck, Donald Gould, Harry Greene and Irv and Nadine Brechner) entered into a
      Stockholders' Agreement dated September 1, 2004 with Dancing Bear Investments, Inc., E&C Capital Partners, LLLP ("E&C"), Michael S. Egan and Edward Cespedes (the "Stockholders' Agreement"). Pursuant to the Stockholders' Agreement the SendTec executives granted an irrevocable proxy to vote their shares to E&C on all matters (including the election of directors) other than with respect to certain potential affiliated transactions involving Messr. Egan or Cespedes. The amount set forth in the table includes 28,699,874 shares of Common Stock over which E&C holds such irrevocable proxy. The amount set forth in the table also includes 3,842,153 shares of our Common Stock issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 10, 2005 for Michael S. Egan, but does not include options of an aggregate of 511,837 held by the other members of the Stockholder Agreement Group. Please also refer to the appropriate footnotes relating to each individual member of the Stockholder Agreement Group.

Information   regarding   securities   authorized   for  issuance  under  equity
compensation plans is set forth under Item 4 of this Report on Form 10-KSB.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ARRANGEMENTS WITH ENTITIES CONTROLLED BY VARIOUS DIRECTORS AND OFFICERS. On November 14, 2002, E&C Capital Partners, LLLP ("E&C Partners"), a privately held investment holding company owned by Michael S. Egan, our Chairman and CEO and a major stockholder, and Edward A. Cespedes, our President and a Director, entered into a non-binding letter of intent with theglobe.com to provide $500,000 of new financing via the purchase of shares of a new Series F Preferred Stock of theglobe.com. On March 28, 2003, the parties signed a Preferred Stock Purchase Agreement and other related documentation pertaining to the investment and closed on the investment. Pursuant to the Preferred Stock Purchase Agreement, E&C Capital Partners received 333,333 shares of Series F Preferred Stock convertible into shares of the Company's Common Stock at a price of $0.03 per share. The conversion price was subject to adjustment upon the occurrence of certain events, including downward adjustment on a weighted-average basis in the event the Company issued securities at a purchase price below $0.03 per share. If fully converted, and without regard to the anti-dilutive adjustment mechanisms applicable to the Series F Preferred Stock, an aggregate of approximately 16,666,650 million shares of Common Stock would be issuable. The Series F Preferred Stock had a liquidation preference of $1.50 per share (and was thereafter entitled to participate with the Common Stock on an "as converted" basis), and was entitled to a dividend at the rate of 8% per annum if and to the extent declared by the board and was also entitled to participate in any dividend declared on the Company's Common Stock. The Series F Preferred Stock also was entitled to vote on an "as converted" basis with the holders of Common Stock. In addition, as part of the $500,000 investment, E&C Partners received warrants to purchase approximately 3.3 million shares of theglobe.com Common Stock at an exercise price of $0.125 per share. The warrant was exercisable at any time on or before March 28, 2013. E & C Partners also received certain demand registration rights in connection with its investment.

On May 22, 2003, E&C Partners and certain trusts, of which Mr. Egan is the trustee, entered into a Note Purchase Agreement with the Company pursuant to which they acquired convertible promissory notes (the "Convertible Notes") in the aggregate principal amount of $1,750,000. The Convertible Notes were convertible at anytime into shares of the Company's Common Stock at a blended rate of $.09 per share (the Convertible Note held by E&C was convertible at approximately $.079 per share and the Convertible Notes held by the Trusts were convertible at $.10 per share), which if fully converted, would result in the issuance of approximately 19,444,000 shares. The Convertible Notes had a one year maturity date, which could be extended at the option of the holder of the Note for periods aggregating two years, and was secured by a pledge of substantially all of the assets of the Company. In addition, E&C Partners was issued a warrant to acquire 3,888,889 shares of theglobe.com Common Stock at an exercise price of $.15 per share. The warrant was exercisable at any time on or before May 22, 2013. E&C Partners and the trusts are entitled to certain demand and "piggy-back" registration rights in connection with their investment.

On February 2, 2004, Michael S. Egan (our Chairman and Chief Executive Officer) and his wife, S. Jacqueline Egan, entered into a Note Purchase Agreement with the Company pursuant to which they acquired convertible promissory notes (the "Bridge Notes") in the aggregate principal amount of $2,000,000. The Bridge Notes were convertible at anytime into shares of the Company's Common Stock at an initial rate of $.98 per share. The conversion rate was initially adjustable based on an amount equal to the rate at which the Company sold its Common Stock in any subsequent qualified private offering (defined as an offering which raises a minimum of $7.5 million) (or at a 20% discount to such amount, depending upon the timing of completion, and amount of, such private offering). This conversion was subsequently adjusted to $.57 per share, which was the effective per share rate of the subsequent qualified private offering. The Bridge Notes were due on demand from the holder, and were secured by a pledge of substantially all of the assets of the Company. The security interest was shared with the holders of the Company's Secured Convertible Notes in the principal amount of $1,750,000. The Bridge Notes paid interest at the rate of ten (10) percent per annum. In addition, the Egans were issued a warrant to acquire 204,082 shares of theglobe.com Common Stock at an initial exercise price of $1.22 per share. This warrant is exercisable at any time on or before February 2, 2009. The Egans are entitled to certain demand and "piggy-back" registration rights in connection with this investment.

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

Interest expense on the $1,750,000 Convertible Notes totaled approximately $108,200, excluding the amortization of the discount on the Notes, during the year ended December 31, 2003. The interest remained unpaid at December 31, 2003, and was included in accrued expenses in our consolidated balance sheet. As a result of the conversion of the $1,750,000 Convertible Notes into the Company's Common Stock in March 2004, all accrued interest, including approximately $32,000 relating to the first quarter of 2004, was paid by June 30, 2004. As a result of the conversion of the $2,000,000 Bridge Note into the Company's Common Stock in March 2004, accrued interest of approximately $17,500 relating to the first quarter of 2004 was paid by June 30, 2004

Two of our directors, Mr. Egan and Ms. Lebowitz, also serve as officers and directors of Dancing Bear Investments, Inc. ("Dancing Bear"). Dancing Bear is a stockholder of the Company and an entity controlled by Mr. Egan, our Chairman.

Several entities controlled by our Chairman have provided services to the Company and two of its subsidiaries, including: the lease of office and warehouse space; and the outsourcing of customer service and warehouse functions for the Company's VoIP operations.

We sublease approximately 15,000 square feet of office space for our executive offices from Certified Vacations, a company which is controlled by our Chairman and CEO Michael Egan. The sublease commenced on September 1, 2003 and expires on July 31, 2007. The initial base rent is $18.91 per square foot on an annual basis ($283,650 annually in the aggregate) and will increase on each anniversary of the sublease by $1.50 per square foot. During 2003, approximately $148,000 of expense was recorded related to the lease of the office space. During the year ended August 31, 2004, approximately $334,000 of expense was recorded related to the lease of the office space. In addition, from August 2003 through August 2004 we outsourced our Customer Service function from Certified Vacations under renewable short term agreements at incremental cost, for which we paid an aggregate of $109,000 during the year ended December 31, 2003 and $134,000 during the year ended December 31, 2004.

Beginning in August, 2003, our subsidiary, Voiceglo Holdings, Inc. ("voiceglo"), began outsourcing warehouse space and related services from Thomas Street Logistics LLC, which is controlled by our Chairman and CEO, Michael Egan, and our President, Edward Cespedes. Our agreement with Thomas Street Logistics included secure warehouse space, equipment rental, insurance, utilities, office space, inventory management, shipping services, personnel and provisioning of our equipment for $25,000 per month and a nominal shipping and handling fee per item shipped. Effective, April 15, 2004, voiceglo terminated its arrangement with Thomas Street Logistics and has transitioned these functions to voiceglo personnel and warehouse space. During 2003, approximately $126,000 of expense was recorded for warehouse space and related outsourcing functions. During the year ended December 31, 2004, approximately $99,000 of expense was recorded for warehouse space and related outsourcing functions.

In addition, as of December 31, 2004, approximately $90,000 of advances made by the Company to a newly formed entity controlled by our Chairman, Global Voice Network LLC, remained unpaid. The entity was to provide services to voiceglo, however, the entity ceased operations in January 2005. E&C Capital Partners LLLP has represented to theglobe.com that the $90,000 will be repaid to the Company prior to the end of 2005.

ARRANGEMENTS WITH RELATIVES. In March 2004, the Company engaged the services of Pay the Rent, a company controlled by the son-in-law of our Chairman and CEO, Michael Egan. Pay the Rent was contracted for the production, audio and video post-production, voice-over, and scoring of a television commercial featuring voiceglo. Payment in full in the amount of $151,200 was remitted during 2004. In 2003, we reimbursed Pay the Rent $18,013 for marketing and promotion expenses (at cost) for a separate marketing promotion.

ITEM 13. EXHIBITS

EXHIBITS

NO.  ITEM

3.1 Form of Fourth Amended and Restated Certificate of Incorporation of the Company (3).

3.2 Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation (19).

3.3 Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 29, 2003 (19).

3.4 Certificate relating to Previously Outstanding Series of Preferred Stock and Relating to the Designation, Preferences and Rights of the Series F Preferred Stock (14).

3.5 Certificate of Amendment Relating to the Designation Preferences and Rights of the Junior Participating Preferred Stock (16).

3.6   Form of By-Laws of the Company (19).

3.7 Certificate of Amendment Relating to the Designation Preferences and Rights of the Series H Automatically Converting Preferred Stock (18).

3.8 Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on December 1, 2004. (22)

4.1   Registration Rights Agreement, dated as of September 1, 1998(5).

4.2   Amendment  No.1 to  Registration  Rights  Agreement,  dated as of April 9,
      1999(6).

4.3   Specimen  certificate  representing  shares of Common Stock of the Company
      (4).

4.4   Amended and Restated Warrant to Acquire Shares of Common Stock (2).

4.5 Form of Rights Agreement, by and between the Company and American Stock Transfer & Trust Company as Rights Agent (3).

4.6   Form of Warrant dated  November 12, 2002 to acquire shares of Common Stock
      (9).

4.7   Form of Warrant  dated  March 28, 2003 to acquire  shares of Common  Stock
      (14).

4.8 Form of Warrant dated May 28, 2003 to acquire an aggregate of 500,000 shares of theglobe.com Common Stock (10).

4.9 Form of Warrant dated July 2, 2003 to acquire securities of theglobe.com, inc. (11).

4.10 Form of Warrant dated March 5, 2004 to acquire securities of theglobe.com, inc. (17).

4.11  Form of Warrant relating to potential  issuance of Earn-out  Consideration
      (18).

10.1 Form of Indemnification Agreement between the Company and each of its Directors and Executive Officers (1).

10.2 Lease Agreement dated January 12, 1999 between the Company and Broadpine Realty Holding Company, Inc. (6).

10.3  2000 Broad Based Stock Option Plan (7).

10.4  1998 Stock Option Plan, as amended (6).

10.5  1995 Stock Option Plan (1).

10.6  Employee Stock Purchase Plan (5).

10.7 Technology Purchase Agreement dated November 12, 2002, among theglobe.com, inc., and Brian Fowler (9).

10.8 Employment Agreement dated November 12, 2002, among theglobe.com, inc. and Brian Fowler (9).

10.9 Payment Agreement dated November 12, 2002, among theglobe.com, inc., 1002390 Ontario Inc., and Robert S. Giblett (9).

10.10 Release Agreement dated November 12, 2002, among theglobe.com, inc. and certain other parties named therein (9).

10.11 Preferred   Stock  Purchase   Agreement   dated  March  28,  2003  between
      theglobe.com, inc. and E&C Capital Partners, LLLP. (14).

10.12 Loan and Purchase Option Agreement dated February 25, 2003 (13).

10.13 Amended and Restated Promissory Note (13).

10.14 Form of Stock Purchase Agreement (13).

10.15 Note Purchase Agreement dated May 22, 2003 between theglobe.com, inc. and E&C Capital Partners, LLLP and certain other investors named therein (10)

10.16 Agreement and Plan of Merger dated May 23, 2003 between theglobe.com, inc., DPT Acquisition, Inc., Direct Partner Telecom, Inc., and the stockholders thereof (10).

10.17 Employment Agreement dated May 28, 2003 between theglobe.com and James Magruder (10).

10.18 Form of Subscription Agreement relating to the purchase of Units of Series G Preferred Stock and Warrants of theglobe.com, inc. (11).

10.19 Employment Agreement dated August 1, 2003 between theglobe.com, inc. and Michael S. Egan (12).

10.20 Employment Agreement dated August 1, 2003 between theglobe.com, inc. and Edward A. Cespedes (12).

10.21 Employment Agreement dated August 1, 2003 between theglobe.com, inc. and Robin Segaul Lebowitz (12).

10.22 Amended & Restated Non-Qualified Stock Option Agreement effective as of August 12, 2002 between theglobe.com, inc. and Michael S. Egan (12).

10.23 Amended & Restated Non-Qualified Stock Option Agreement effective as of August 12, 2002 between theglobe.com, inc. and Edward A. Cespedes (12).

10.24 Amended & Restated Non-Qualified Stock Option Agreement effective as of August 12, 2002 between theglobe.com, inc. and Robin Segaul Lebowitz (12).

10.25 Non-Qualified Stock Option Agreement dated as of July 17, 2003 between theglobe.com, inc. and Kellie L. Smythe (12).

10.26 2003 Sales Representatives Stock Option Plan (12).

10.27 Securities Purchase and Registration Agreement dated March 2, 2004 relating to the purchase of Units of Common Stock and Warrants of theglobe.com, inc. (15)

10.28 Amendment to the Service Order Agreement Terms and Conditions dated July 30, 2003, and October 24, 2003 between XO Communications, Inc. and Direct Partner Telecom, Inc., including XO Services Terms and Conditions.(15)*

10.29 Agreement dated August 7, 2003 by and between Promotion and Display Technology, Ltd. and theglobe.com, inc. (15) *

10.30 Broad Capacity Services Agreement dated October 17, 2003 by and between Direct Partner Telecom, Inc. and Progress Telecom Corporation. (15)*

10.31 Agreement and Plan of Merger dated August 31, 2004 by and between theglobe.com, inc., SendTec Acquisition Corporation and SendTec, Inc., among others (18).

10.32 Employment Agreement dated September 1, 2004 by and between SendTec, Inc. and Paul Soltoff (18).

10.33 Stockholders'   Agreement   dated   September   1,  2004  by  and  between
      theglobe.com and certain named stockholders (18).

10.34 theglobe.com 2004 Amended and Restated Stock Option Plan (21).

10.35 Promissory Note dated September 1, 2004 (18).

10.36 Form of Potential  Conversion  Note  relating to Series H Preferred  Stock
      (18).

10.37 Termination   of   Agreement   dated  as  of  January  31,  2005   between
      theglobe.com, inc., and Promotion and Display Technology Ltd.**

10.38 Consulting Agreement effective as of February 2, 2005 (fully executed as of March 28, 2005) between theglobe.com, inc. and Albert J. Detz.

10.39 Carrier  Services  Agreement  between XO  Communications,  Inc. and Direct
      Partner Telecom, Inc., as amended and made effective by the First Amendment to the Carrier Services Agreement dated March 25, 2005.

18.1  Independent Accountant Preferability Letter

21.   Subsidiaries

31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

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

2.    Incorporated by reference from our Form S-1/A filed August 20, 1998.

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

9.    Incorporated by reference from our Form 8-K filed on November 26, 2002.

10.   Incorporated by reference from our Form 8-K filed on June 6, 2003.

11.   Incorporated by reference from our Form 8-K filed on July 11, 2003.

12.   Incorporated by reference from our Form 10-QSB filed on November 14, 2003.

13. Incorporated by reference from our Form 8-K filed on March 3, 2003, as amended on December 6, 2004.

14.   Incorporated by reference from our Form 10-K filed on March 31, 2003.

15.   Incorporated by reference from our Form 10-KSB filed on March 30, 2004.

16. Incorporated by reference from our Registration Statement on Form SB-2 filed on April 16, 2004 (Registration No. 333-114556).

17.   Incorporated by reference from our Form 8-K filed on March 17, 2004.

18.   Incorporated by reference from our Form 8-K filed September 7, 2004.

19.   Incorporated by reference from our Form SB-2 filed April 16, 2004.

20. Incorporated by reference from our Post Effective Amendment No. 1 to our Form SB-2 filed on May 7, 2004.

21.   Incorporated by reference from our S-8 filed October 13, 2004.

22.   Incorporated by reference from our Form 8-K filed on December 2, 2004.

* Confidential portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment.

** Confidential depository account information has been omitted from this exhibit and will be made available to the Commission upon request.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors, upon the recommendation of the Audit Committee, has appointed Rachlin Cohen & Holtz, LLP, Fort Lauderdale, Florida as the firm of independent public accountants to audit our books and accounts for the fiscal year ended December 31, 2004.

AUDIT FEES. Audit fees include the aggregate fees billed for the audit of the Company's annual consolidated financial statements and the reviews of each of the quarterly consolidated financial statements included in the Company's Forms 10-KSB and Forms 10-QSB, respectively. The aggregate audit fees billed to the Company by Rachlin Cohen & Holtz, LLP were $104,739 and $202,977 during 2004 and 2003, respectively.

AUDIT-RELATED FEES. During the last two fiscal years, Rachlin Cohen & Holtz, LLP provided the Company with the following services that are reasonably related to the performance of the audit of our financial statements:

      Assurance and related services related to audits and review of various SEC filings (including S-8's, proxy and private placements): $29,784 for 2004 and $8,641 for 2003; and

      Other services relating to consultation and research of various accounting pronouncements and technical issues: $3,574 for 2004 and $7,633 for 2003.

TAX FEES. The aggregate fees billed for tax services provided by Rachlin Cohen & Holtz, LLP in connection with tax compliance, tax consulting and tax planning services during 2004 and 2003, were $81,963 and $78,079, respectively.

ALL OTHER FEES. Other than the fees for services described above, there were no additional fees billed by Rachlin Cohen & Holtz, LLP in 2004 or 2003.

PRE-APPROVAL OF SERVICES BY THE EXTERNAL AUDITOR. In April of 2004, the Audit Committee adopted a policy for pre-approval of audit and permitted non-audit services by the Company's external auditor. The Audit Committee will consider annually and, if appropriate, approve the provision of audit services by its external auditor and consider and, if appropriate, pre-approve the provision of certain defined audit and non-audit services. The Audit Committee will also consider on a case by case basis and, if appropriate, approve specific engagements that are not otherwise pre-approved. Of the Audit-Related Fees and Tax Fees described above, the Audit Committee pre-approved the audit related engagements but did not pre-approve the tax related services. All such tax related services will be subject to pre-approval by the Audit Committee in the future.

---------------

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 30, 2005           theglobe.com, inc

                             By: /s/ Michael S. Egan
                                 ----------------------------------
                                 Michael S. Egan
                                 Chief Executive Officer
                                 (Principal Executive Officer)





                             By: /s/ Edward A. Cespedes
                                 ----------------------------------
                                 Edward A. Cespedes
                                 President, Chief Financial Officer
                                 (Principal Financial Officer)


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 30th day of March 2005.

                                 /s/ Michael S. Egan
                                 -----------------------------
                                 Michael S. Egan
                                 Chairman, Director

                                 /s/ Edward A. Cespedes
                                 -----------------------------
                                 Edward A. Cespedes
                                 Director

                                 /s/ Robin Lebowitz
                                 -----------------------------
                                 Robin Lebowitz
                                 Director

EXHIBIT INDEX

NO.   ITEM

3.1 Form of Fourth Amended and Restated Certificate of Incorporation of the Company (3).

3.2 Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation (19).

3.3 Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 29, 2003(19).

3.4 Certificate relating to Previously Outstanding Series of Preferred Stock and Relating to the Designation, Preferences and Rights of the Series F Preferred Stock (14).

3.5 Certificate of Amendment Relating to the Designation Preferences and Rights of the Junior Participating Preferred Stock (16).

3.6   Form of By-Laws of the Company (19).

3.7 Certificate of Amendment Relating to the Designation Preferences and Rights of the Series H Automatically Converting Preferred Stock (18).

3.8 Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on December 1, 2004 (22).

4.1   Registration Rights Agreement, dated as of September 1, 1998(5).

4.2   Amendment  No.1 to  Registration  Rights  Agreement,  dated as of April 9,
      1999(6).

4.3   Specimen  certificate  representing  shares of Common Stock of the Company
      (4).

4.4   Amended and Restated Warrant to Acquire Shares of Common Stock (2).

4.5 Form of Rights Agreement, by and between the Company and American Stock Transfer & Trust Company as Rights Agent (3).

4.6   Form of Warrant dated  November 12, 2002 to acquire shares of Common Stock
      (9).

4.7   Form of Warrant  dated  March 28, 2003 to acquire  shares of Common  Stock
      (14).

4.8 Form of Warrant dated May 28, 2003 to acquire an aggregate of 500,000 shares of theglobe.com Common Stock (10).

4.9 Form of Warrant dated July 2, 2003 to acquire securities of theglobe.com, inc. (11).

4.10 Form of Warrant dated March 5, 2004 to acquire securities of theglobe.com, inc. (13).

4.11  Form of Warrant relating to potential  issuance of Earn-out  Consideration
      (18).

10.1 Form of Indemnification Agreement between the Company and each of its Directors and Executive Officers (1).

10.2 Lease Agreement dated January 12, 1999 between the Company and Broadpine Realty Holding Company, Inc.(6).

10.3  2000 Broad Based Stock Option Plan (7).

10.4  1998 Stock Option Plan, as amended (6).

10.5  1995 Stock Option Plan (1).

10.6  Employee Stock Purchase Plan (5).

10.7 Technology Purchase Agreement dated November 12, 2002, among theglobe.com, inc., and Brian Fowler (9).

10.8 Employment Agreement dated November 12, 2002, among theglobe.com, inc. and Brian Fowler (9).

10.9 Payment Agreement dated November 12, 2002, among theglobe.com, inc., 1002390 Ontario Inc., and Robert S. Giblett (9).

10.10 Release Agreement dated November 12, 2002, among theglobe.com, inc. and certain other parties named therein (9).

10.11 Preferred   Stock  Purchase   Agreement   dated  March  28,  2003  between
      theglobe.com, inc. and E&C Capital Partners, LLLP (14).

10.12 Loan and Purchase Option Agreement dated February 25, 2003 (13).

10.13 Amended and Restated Promissory Note (13).

10.14 Form of Stock Purchase Agreement (13).

10.15 Note Purchase Agreement dated May 22, 2003 between theglobe.com, inc. and E&C Capital Partners, LLLP and certain other investors named therein (10)

10.16 Agreement and Plan of Merger dated May 23, 2003 between theglobe.com, inc., DPT Acquisition, Inc., Direct Partner Telecom, Inc., and the stockholders thereof (10).

10.17 Employment Agreement dated May 28, 2003 between theglobe.com and James Magruder (10).

10.18 Form of Subscription Agreement relating to the purchase of Units of Series G Preferred Stock and Warrants of theglobe.com, inc. (11).

10.19 Employment Agreement dated August 1, 2003 between theglobe.com, inc. and Michael S. Egan (12).

10.20 Employment Agreement dated August 1, 2003 between theglobe.com, inc. and Edward A. Cespedes (12).

10.21 Employment Agreement dated August 1, 2003 between theglobe.com, inc. and Robin Segaul Lebowitz (12).

10.22 Amended & Restated Non-Qualified Stock Option Agreement effective as of August 12, 2002 between theglobe.com, inc. and Michael S. Egan (12).

10.23 Amended & Restated Non-Qualified Stock Option Agreement effective as of August 12, 2002 between theglobe.com, inc. and Edward A. Cespedes (12).

10.24 Amended & Restated Non-Qualified Stock Option Agreement effective as of August 12, 2002 between theglobe.com, inc. and Robin Segaul Lebowitz (12).

10.25 Non-Qualified Stock Option Agreement dated as of July 17, 2003 between theglobe.com, inc. and Kellie L. Smythe (12).

10.26 2003 Sales Representatives Stock Option Plan (12).

10.27 Securities Purchase and Registration Agreement dated March 2, 2004 relating to the purchase of Units of Common Stock and Warrants of theglobe.com, inc. (15)

10.28 Amendment to the Service Order Agreement Terms and Conditions dated July 30, 2003, and October 24, 2003 between XO Communications, Inc. and Direct Partner Telecom, Inc., including XO Services Terms and Conditions.(15)*

10.29 Agreement dated August 7, 2003 by and between Promotion and Display Technology, Ltd. and theglobe.com, inc. (15) *

10.30 Broad Capacity Services Agreement dated October 17, 2003 by and between Direct Partner Telecom, Inc. and Progress Telecom Corporation. (15)*

10.31 Agreement and Plan of Merger dated August 31, 2004 by and between theglobe.com, inc., SendTec Acquisition Corporation and SendTec, Inc., among others (18).

10.32 Employment Agreement dated September 1, 2004 by and between SendTec, Inc. and Paul Soltoff (18).

10.33 Stockholders'   Agreement   dated   September   1,  2004  by  and  between
      theglobe.com and certain named stockholders (18).

10.34 theglobe.com 2004 Amended and Restated Stock Option Plan (21).

10.35 Promissory Note dated September 1, 2004 (18).

10.36 Form of Potential  Conversion  Note  relating to Series H Preferred  Stock
      (18).

10.37 Termination   of   Agreement   dated  as  of  January  31,  2005   between
      theglobe.com, inc., and Promotion and Display Technology Ltd.**

10.38 Consulting Agreement effective as of February 2, 2005 (fully executed as of March 28, 2005) between theglobe.com, inc. and Albert J. Detz.

10.39 Carrier  Services  Agreement  between XO  Communications,  Inc. and Direct
      Partner   Telecom, Inc.,  as  amended  and  made  effective  by  the First
      Amendment to the Carrier Services Agreement dated March 25, 2005.

18.1  Independent Accountant Preferability Letter

21.   Subsidiaries

31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and rule 15d-14(a).

31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and rule 15d-14(a).

32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

--------------------------

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

9.    Incorporated by reference from our Form 8-K filed on November 26, 2002.

10.   Incorporated by reference from our Form 8-K filed on June 6, 2003.

11.   Incorporated by reference from our Form 8-K filed on July 11, 2003.

12.   Incorporated by reference from our Form 10-QSB filed on November 14, 2003.

13. Incorporated by reference from our Form 8-K filed on March 3, 2003, as amended on December 6, 2004.

14.   Incorporated by reference from our Form 10-K filed on March 31, 2003.

15.   Incorporated by reference from our Form 10-KSB filed on March 30, 2004.

16. Incorporated by reference from our Registration Statement on Form SB-2 filed on April 16, 2004 (Registration No. 333-114556).

17.   Incorporated by reference from our Form 8-K filed on March 17, 2004.

18.   Incorporated by reference from our Form 8-K filed on September 7, 2004.

19.   Incorporated by reference from our Form SB-2 filed April 16, 2004.

20. Incorporated by reference from our Post Effective Amendment No. 1 to our Form SB-2 filed on May 7, 2004.

21.   Incorporated by reference from our S-8 filed October 13, 2004.

22.   Incorporated by reference from our Form 8-K filed on December 2, 2004.


* Confidential portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment.

** Confidential depository account information has been omitted from this exhibit and will be made available to the Commission upon request.