Form 10-Q
period 2005-03-31
THEGLOBE COM INC
filed 2005-05-13
CIK 1066684

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter period ended March 31, 2005

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _______ TO _________

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 the Securities Exchange Act of 1934). Yes |_| No |X|

The number of shares outstanding of the Registrant's Common Stock, $.001 par value (the "Common Stock") as of May 4, 2005 was 175,816,973

                               THEGLOBE.COM, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

        Condensed  Consolidated  Balance  Sheets  at  March  31,  2005
        (unaudited) and December 31, 2004                                     3

        Unaudited Condensed Consolidated  Statements of Operations for
        the three months ended March 31, 2005 and 2004                        4

        Unaudited Condensed Consolidated  Statements of Cash Flows for
        the three months ended March 31, 2005 and 2004                        5

        Notes to Unaudited Condensed Consolidated Financial Statements        6

Item 2. Management's  Discussion and Analysis of Financial  Condition
        and Results of Operations                                            16

Item 3. Quantitative and Qualitative Disclosures about Market Risk           43

Item 4. Controls and Procedures                                              43

PART II: OTHER INFORMATION

Item 1. Legal Proceedings                                                    44

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          44

Item 3. Defaults Upon Senior Securities                                      44

Item 4. Submission of Matters to a Vote of Security Holders                  44

Item 5. Other Information                                                    44

Item 6. Exhibits                                                             44

SIGNATURES                                                                   46

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       THEGLOBE.COM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           MARCH 31,       DECEMBER 31,
                                                              2005            2004
                                                          ------------    -------------
                             ASSETS                       (UNAUDITED)
                             ------
Current Assets:
  Cash and cash equivalents                               $  3,280,189    $   6,828,200
  Marketable securities                                         42,736           42,736
  Accounts receivable, less allowance for doubtful
   accounts of approximately $268,000 and
   $274,000, respectively                                    7,541,329        7,740,692
  Inventory, less reserves of approximately
   $271,000 and $1,333,000, respectively                       229,894          589,579
  Prepaid expenses                                             998,654        1,590,139
  Deposits on inventory purchases                               77,250           77,250
  Other current assets                                         292,881          316,926
                                                          ------------    -------------
       Total current assets                                 12,462,933       17,185,522

Goodwill                                                    11,709,952       11,702,317
Intangible assets                                            1,590,000        1,680,000
Property and equipment, net                                  3,220,881        3,406,370
Other assets                                                    79,356           42,956
                                                          ------------    -------------
       Total assets                                       $ 29,063,122    $  34,017,165
                                                          ============    =============

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

Current Liabilities:
  Accounts payable                                        $  6,187,071    $   7,447,550
  Accrued expenses and other current liabilities             3,020,065        2,803,544
  Deferred revenue                                             571,668          739,665
  Notes payable and current portion of long-term debt        1,257,345        1,277,405
                                                          ------------    -------------
       Total current liabilities                            11,036,149       12,268,164

Long-term debt                                                  15,972           26,997
Other long-term liabilities                                    130,366          204,616
                                                          ------------    -------------
       Total liabilities                                    11,182,487       12,499,777
                                                          ------------    -------------
Stockholders' Equity:
  Common stock, $0.001 par value; 500,000,000 shares
    authorized; 175,904,504 and 174,315,678 shares
    issued at March 31, 2005 and December 31, 2004,
    respectively                                               175,905          174,316
  Additional paid-in capital                               282,616,635      282,289,404
  Treasury stock, 699,281 common shares, at cost              (371,458)        (371,458)
  Accumulated deficit                                     (264,540,447)    (260,574,874)
                                                          ------------    -------------
       Total stockholders' equity                           17,880,635       21,517,388
                                                          ------------    -------------
       Total liabilities and stockholders' equity         $ 29,063,122    $  34,017,165
                                                          ============    =============

See notes to unaudited condensed consolidated financial statements.

                       THEGLOBE.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Three Months Ended March 31,
                                               ----------------------------
                                                    2005           2004
                                               -------------   ------------
                                                        (UNAUDITED)

Net Revenue                                    $   9,438,728   $    855,997
                                               -------------   ------------
Operating Expenses:
  Cost of revenue                                  8,273,362      1,323,127
  Sales and marketing                              1,173,396        827,296
  Product development                                325,841        175,516
  General and administrative                       2,939,646      2,072,017
  Depreciation                                       368,543        216,000
  Amortization of intangible assets                   90,000         20,111
                                               -------------   ------------
                                                  13,170,788      4,634,067
                                               -------------   ------------

Loss from Operations                              (3,732,060)    (3,778,070)
                                               -------------   ------------

Other Income (Expense):
  Interest income (expense), net                      12,125       (793,829)
  Other expense, net                                (229,288)       (89,799)
                                               -------------   ------------
                                                    (217,163)      (883,628)
                                               -------------   ------------

Loss Before Provision for Income Taxes            (3,949,223)    (4,661,698)

Provision for Income Taxes                            16,350             --
                                               -------------   ------------
Net Loss                                       $  (3,965,573)  $ (4,661,698)
                                               =============   ============

Basic and Diluted Net Loss Per Common Share    $       (0.02)  $      (0.07)
                                               =============   ============

Weighted Average Common Shares Outstanding       174,821,229     70,986,256
                                               =============   ============



See notes to unaudited condensed consolidated financial statements.

                       THEGLOBE.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Three Months Ended March 31,
                                                                  ---------------------------
                                                                     2005            2004
                                                                  -----------    ------------
                                                                         (UNAUDITED)
Cash Flows from Operating Activities:
  Net loss                                                        $(3,965,573)   $ (4,661,698)
  Adjustments to reconcile net loss to net cash
    and cash equivalents used in operating activities:
      Depreciation and amortization                                   458,543         236,111
      Provision for excess and obsolete inventory                          --          (4,485)
      Provision for uncollectible accounts receivable                      --          20,000
      Non-cash interest expense                                            --         785,886
      Reserve against amounts loaned to Internet venture              230,000         110,000
      Employee stock compensation                                     208,281         150,533
      Compensation related to non-employee stock options               42,124         294,796
      Other, net                                                         (173)          5,262

      Changes in operating assets and liabilities, net:
        Accounts receivable, net                                      199,363         177,531
        Inventory, net                                                359,685        (580,085)
        Prepaid and other current assets                              615,530         115,537
        Accounts payable                                           (1,260,479)       (690,480)
        Accrued expenses and other current liabilities                208,886         375,335
        Deferred revenue                                             (167,997)         52,668
                                                                  -----------    ------------
            Net cash and cash equivalents used in operating
                activities                                         (3,071,810)     (3,613,089)
                                                                  -----------    ------------
Cash Flows from Investing Activities:
  Proceeds from sales and maturities of marketable securities              --         225,070
  Purchases of property and equipment                                (183,054)       (288,601)
  Amounts loaned to Internet venture                                 (230,000)       (110,000)
  Patent costs incurred                                                    --         (25,252)
  Other, net                                                          (36,400)         (3,500)
                                                                  -----------    ------------
            Net cash and cash equivalents used in
                investing activities                                 (449,454)       (202,283)
                                                                  -----------    ------------
Cash Flows from Financing Activities:
  Borrowings on notes payable and long-term debt                           --       2,000,000
  Payments on notes payable and long-term debt                        (30,912)        (24,655)
  Proceeds from issuance of common stock, net                              --      27,055,281
  Proceeds from exercise of common stock options                        3,094         139,545
  Proceeds from exercise of warrants                                    1,071              --
                                                                  -----------    ------------
            Net cash and cash equivalents provided by (used in)
                financing activities                                  (26,747)     29,170,171
                                                                  -----------    ------------
Net Increase (Decrease) in Cash and Cash Equivalents               (3,548,011)     25,354,799

Cash and Cash Equivalents, at beginning of period                   6,828,200       1,061,702
                                                                  -----------    ------------
Cash and Cash Equivalents, at end of period                       $ 3,280,189    $ 26,416,501
                                                                  ===========    ============

See notes to unaudited condensed consolidated financial statements.

                       THEGLOBE.COM, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)   DESCRIPTION OF THEGLOBE.COM

theglobe.com, inc. (the "Company" or "theglobe") was incorporated on May 1, 1995 (inception) and commenced operations on that date. Originally, theglobe.com was an online community with registered members and users in the United States and abroad. That product gave users the freedom to personalize their online experience by publishing their own content and by interacting with others having similar interests. However, due to the deterioration of the online advertising market, the Company was forced to restructure and ceased the operations of its online community on August 15, 2001. The Company then sold most of its remaining online and offline properties. The Company continues to operate its Computer Games print magazine and the associated website Computer Games Online (www.cgonline.com), as well as the computer games distribution business of Chips & Bits, Inc. ("Chips & Bits") (www.chipsbits.com). On June 1, 2002, Chairman Michael S. Egan and Director Edward A. Cespedes became Chief Executive Officer and President of the Company, respectively.

On November 14, 2002, the Company acquired certain Voice over Internet Protocol ("VoIP") assets and is now aggressively pursuing opportunities related to this acquisition. In exchange for the assets, the Company issued warrants to acquire 1,750,000 shares of its Common Stock and an additional 425,000 warrants as part of an earn-out structure upon the attainment of certain performance targets. The earn-out performance targets were not achieved and the 425,000 earn-out warrants expired on December 31, 2003.

On May 28, 2003, the Company acquired Direct Partner Telecom, Inc. ("DPT"), a company engaged in VoIP telephony services in exchange for 1,375,000 shares of the Company's Common Stock and the issuance of warrants to acquire 500,000 shares of the Company's Common Stock. The transaction included an earn-out arrangement whereby the former shareholders of DPT may earn additional warrants to acquire up to 2,750,000 shares of the Company's Common Stock at an exercise price of $0.72 per share upon the attainment of certain performance targets by DPT, or upon a change in control as defined, over approximately a three year period following the date of acquisition. Effective March 31, 2004, 500,000 of the earn-out warrants were forfeited as performance targets had not been achieved for the first of the three year periods. An additional 750,000 of the warrants were forfeited effective March 31, 2005, as performance targets for the second of the three year periods were not achieved.

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

On September 1, 2004, the Company acquired SendTec, Inc. ("SendTec"), a direct response marketing services and technology company. As more fully discussed in
Note 3, "Acquisition of SendTec, Inc.," the Company paid $6.0 million in cash, excluding transaction costs, and issued debt and equity securities valued at a total of approximately $12 million to purchase SendTec.

As of March 31, 2005, the Company's revenue sources were derived principally from the acquired operations of SendTec which comprises our marketing services division, as well as from the operations of our games related businesses. The Company's retail VoIP products and services have yet to produce any significant revenue.

(b)   PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries from their respective dates of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

(c)   UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The unaudited interim condensed consolidated financial statements of the Company as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed consolidated financial statements.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2005 and the results of its operations and its cash flows for the three months ended March 31, 2005 and 2004.

(d)   USE OF ESTIMATES

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

(e)   CASH AND CASH EQUIVALENTS

Cash equivalents consist of money market funds and highly liquid short-term investments with qualified financial institutions. The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents in the accompanying condensed consolidated balance sheet at March 31, 2005, was approximately $62,000 of cash held in escrow for purposes of sweepstakes promotions being conducted by the VoIP telephony division.

(f)   MARKETABLE SECURITIES

The Company accounts for its investment in debt and equity securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." All such investments are classified as available-for-sale as of March 31, 2005 and December 31, 2004. Available-for-sale securities are stated at market value, which approximates fair value, and unrealized holding gains and losses are excluded from earnings and included as a component of stockholders' equity until realized.

Available-for-sale securities at March 31, 2005 and December 31, 2004, consisted of U.S. Treasury Bills with a cost basis and fair value of $42,736. During the three months ended March 31, 2005 and 2004, the Company had no significant gross realized gains or losses on sales of available-for-sale securities.

(g)   COMPREHENSIVE INCOME (LOSS)

The Company reports comprehensive income (loss) in accordance with SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income (loss) generally represents all changes in stockholders' equity during the year except those resulting from investments by, or distributions to, stockholders. The Company's comprehensive loss was approximately $4.0 million and $4.7 million for the three months ended March 31, 2005 and 2004, respectively, which approximated the Company's reported net loss.

(h)   INVENTORY

Inventories are recorded on a first in, first out basis and valued at the lower of cost or market value. The Company's reserve for excess and obsolete inventory as of March 31, 2005 and December 31, 2004, was approximately $271,000 and $1,333,000, respectively.

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

(i)   CONCENTRATION OF CREDIT RISK

Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and trade accounts receivable. The Company maintains its cash and cash equivalents with various financial institutions and invests its funds among a diverse group of issuers and instruments. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. Amounts receivable from four of SendTec's customers represented approximately $4,009,000, or 59%, of SendTec's total accounts receivable as of March 31, 2005. Concentration of credit risk in the Company's computer games and VoIP telephony services divisions is generally limited due to the large number of customers in these businesses.

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

Revenue generated from the production of direct response advertising programs, such as infomercials, is recognized on the completed contract method when such programs are complete and available for airing. Production activities generally take eight to twelve weeks and the Company usually collects amounts in advance and at various points throughout the production process. Amounts received from customers prior to completion of commercials are included in deferred revenue and direct costs associated with the production of commercials in process are deferred and included within other current assets in the accompanying condensed consolidated balance sheet.

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

(k)   NET LOSS PER SHARE

The Company reports net loss per common share in accordance with SFAS No. 128, "Computation of Earnings Per Share." In accordance with SFAS No. 128 and the SEC Staff Accounting Bulletin No. 98, basic earnings-per-share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the conversion of convertible preferred stock and convertible notes (using the if-converted method), if any, and the shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

Due to the Company's net losses, the effect of potentially dilutive securities or common stock equivalents that could be issued was excluded from the diluted net loss per common share calculation due to the anti-dilutive effect. Such potentially dilutive securities and common stock equivalents consisted of the following for the periods ended March 31:

                                          2005         2004
                                       ----------   ----------
Options to purchase common stock       15,605,000    9,924,000
Common shares issuable upon exercise
    of warrants                        20,782,000   26,504,000
                                       ----------   ----------
Total                                  36,387,000   36,428,000
                                       ==========   ==========

(l)   RECENT ACCOUNTING PRONOUNCEMENTS

In March 2005, the FASB issued Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations", an interpretation of FASB Statement No. 143, "Accounting for Asset Retirement Obligations." The interpretation clarifies that the term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and
(or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The effective date of this interpretation is no later than the end of fiscal years ending after December 15, 2005. The Company is currently investigating the effect, if any, that FIN 47 would have on the Company's financial position, cash flows and results of operations.

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

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This standard replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The standard requires companies to expense the fair value of stock options on the grant date and is effective for annual periods beginning after June 15, 2005. In accordance with the revised statement, the expense attributable to stock options granted or vested subsequent to January 1, 2006 will be required to be recognized by the Company. The Company has not yet evaluated the impact of this pronouncement on the Company.

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

In December 2003, the FASB issued FIN No. 46-R "Consolidation of Variable Interest Entities." FIN 46-R, which modifies certain provisions and effective dates of FIN 46, sets forth the criteria to be used in determining whether an investment in a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. The Company believes that currently, it does not have any material arrangements that meet the definition of a variable interest entity which would require consolidation.

(m)   RECLASSIFICATIONS

Certain 2004 amounts have been reclassified to conform to the 2005 presentation.

(2)   GOING CONCERN CONSIDERATIONS

The Company's March 31, 2005 condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations since inception, has an accumulated deficit as of March 31, 2005, of $264,540,447 and has recorded impairment charges related to its VoIP telephony services division totaling $2,570,359 during 2004 and 2003. Net cash and cash equivalents used in operations totaled $3,071,810 for the first quarter of 2005 due primarily to net losses incurred by its VoIP telephony services division.

During 2004, the Company expended significant costs to implement a number of marketing programs geared toward increasing the number of its VoIP retail customers and telephony revenue. None of these programs have proven to be successful to any significant degree. At March 31, 2005, the Company's sole source of liquidity consisted of $3,280,189 of cash and cash equivalents. The Company continues to incur substantial consolidated net losses and management believes the Company will continue to be unprofitable for the foreseeable future. These conditions raise significant doubt about the Company's ability to continue as a going concern.

Management's Plans

During October 2004, the Company engaged financial advisors to assist the Company in raising capital through a private placement of its equity securities, or in entering into other business relationships with certain strategic investors. In February 2005, the Company engaged an additional financial advisor to assist the Company in connection with raising capital through a private placement of equity securities in either the Company or its SendTec wholly-owned subsidiary or alternatively in selling either part or all of the Company's businesses or assets, including its SendTec business. The Company currently has no access to credit facilities with traditional third party lenders and there can be no assurance that it would be able to raise capital or sell any of its businesses or assets. In addition, any financing that could be obtained would likely significantly dilute existing shareholders. Management is exploring a number of strategic alternatives regarding the Company's future business operations. Management has also implemented a number of internal actions in an effort to improve the Company's liquidity and business performance, including those described below. The Company's future strategic direction is highly dependent upon the outcome of its efforts to raise capital and/or sell certain businesses or assets.

During the first quarter of 2005, the Company reevaluated its existing VoIP telephony services business plan and is currently in the process of terminating and/or modifying certain of its existing product offerings and marketing programs, as well as developing and testing certain new VoIP products and features. The Company also, during the first quarter of 2005, made the decision to discontinue using its SendTec business to perform marketing services for its VoIP business, and to instead dedicate 100% of SendTec's marketing services to support and grow its own third party customer base. Additionally, in order to reduce its near term consolidated net losses and cash usage, the Company implemented a number of cost-reduction actions at its VoIP telephony services business, including decreases in personnel and salary levels, carrier and data center costs, and marketing/advertising expenses during the first quarter of 2005.

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

There can be no assurance that the Company's new VoIP product offerings will be successful in attracting a sufficient number of new customers to its VoIP network and increasing telephony revenue to desired levels. Even if the Company is able to raise additional capital, management may at any time, decide to terminate the operations of its VoIP telephony services business, either by asset sale or abandonment, if future investment returns are considered inadequate and/or preferable investment alternatives exist. The Company may alternatively decide to enter into new lines of business. (See Note 4, "Other Assets" for further details regarding the Company's acquisition of Tralliance Corporation in May 2005).

On April 22, 2005, entities controlled by our Chairman and Chief Executive Officer and our President entered into an agreement with the Company pursuant to which the entities acquired secured demand convertible promissory notes in the aggregate amount of $1,500,000 together with options to acquire an additional $2,500,000 in the aggregate of such notes on or before July 22, 2005 (see Note 9, "Subsequent Events," for further details). The proceeds from the sale of the notes are intended to provide the Company with temporary short-term liquidity to operate its businesses while it seeks to raise additional capital, which may involve the potential sale of one or more of the Company's subsidiaries, including SendTec. The Company's cash and cash equivalents balance at May 6, 2005, inclusive of the $1,500,000 in proceeds received from the sale of the notes, was approximately $4,000,000.

Summary

If the Company is not successful in entering into a financing, sale, or business transaction that infuses sufficient additional cash resources into the Company, by sometime during the third quarter of 2005, management expects to pursue the remaining $2.5 million of optional convertible promissory note financing. If such funding is received, management believes the funding will provide the Company with additional short-term liquidity into the fourth quarter of 2005. There can be no assurance that this financing will be available when and if required, nor that demand for repayment will not be made prior to such date. In the event that the Company is not successful in obtaining the remaining $2.5 million funding, or in the event that such remaining funds are received and depleted prior to our raising of sufficient additional capital, management believes that the Company will no longer be able to continue the implementation of its current VoIP business plan. As a result, it is likely that the Company would be required to either temporarily suspend or permanently shutdown the operation of its VoIP telephony services business. Additionally, in such event, management believes that it may also be required to revise the business plan of some or all of its other business segments and/or further implement company-wide cost-reduction programs. There can be no assurance that the Company would be successful in implementing such revised business plans and effectively restructuring its businesses so that the Company would have the ability to continue to operate as a going concern in the future.

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(3)   ACQUISITION OF SENDTEC, INC.

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

The preliminary SendTec purchase price allocation was as follows:

                     Cash                     $  3,610,000
                     Accounts receivable         5,534,000
                     Other current assets          194,000
                     Fixed assets                1,031,000
                     Non-compete agreements      1,800,000
                     Goodwill                   11,710,000
                     Other assets                  124,000
                     Assumed liabilities        (5,605,000)
                                              ------------
                                              $ 18,398,000
                                              ============

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

As part of the Merger, 100,000 shares of Series H Preferred Stock (which was subsequently converted into 10 million shares of Common Stock) (the "Escrow Shares") are being held in escrow for potential recovery by the Company in the event of a breach of the Merger Agreement by SendTec or its former shareholders. In general, the Escrow Shares, together with the sums due under the subordinated promissory note, are the sole source of recourse against the shareholders of SendTec in the event of breach of the Merger Agreement and theglobe would not have recourse against the cash portion or other shares of Common Stock distributed to the SendTec shareholders as part of the Merger Consideration. Assuming no claims are then pending, the Escrow Shares will be distributed to SendTec shareholders after expiration of one year from the date of closing.

As part of the SendTec acquisition transaction, certain executives of SendTec entered into new employment agreements with SendTec. The employment agreements each have a term of five years and automatically renew for an additional year at expiration unless either party provides the requisite notice of non-renewal. The agreements also contain certain non-compete provisions for periods as specified by the agreements. The $1,800,000 value assigned to the non-compete agreements is being amortized on a straight-line basis over 5 years. Annual amortization expense of the non-compete agreements is estimated to be $360,000 in 2005 through 2008 and $240,000 in 2009. The related accumulated amortization as of March 31, 2005 and December 31, 2004, was $210,000 and $120,000, respectively, and amortization expense was $90,000 for the three months ended March 31, 2005.

The following pro forma condensed consolidated results of operations for the three months ended March 31, 2004 assumes the acquisition of SendTec occurred as of January 1, 2004. The pro forma results reflected below include SendTec's revenue utilizing the revenue recognition methods employed by the Company since SendTec's date of acquisition. The pro forma information is not necessarily indicative of what the actual results of operations of the combined company would have been had the acquisition occurred on January 1, 2004, nor is it necessarily indicative of future results.

      PRO FORMA RESULTS                                  2004
                                                    -------------
      Three months ended March 31,
      Revenue                                       $   8,103,000

      Net loss                                         (3,766,000)

      Basic and diluted net loss per common share   $       (0.04)

      Weighted average common shares                  105,986,780

(4)   OTHER ASSETS

On February 25, 2003, theglobe.com entered into a Loan and Purchase Option Agreement, as amended, with Tralliance Corporation ("Tralliance"), a development stage Internet related business venture, pursuant to which it agreed to fund, in the form of a loan, at the discretion of the Company, Tralliance's operating expenses and obtained the option to acquire all of the outstanding capital stock of Tralliance in exchange for, when and if exercised, $40,000 in cash and the issuance of an aggregate of 2,000,000 unregistered restricted shares of theglobe.com's Common Stock (the "Option"). The Loan was secured by a lien on the assets of the venture. On May 5, 2005, Tralliance and the Internet Corporation for Assigned Names and Numbers ("ICANN") entered into an agreement designating Tralliance as the registry for the ".travel" top-level domain. On May 9, 2005, the Company exercised its option to acquire all of the outstanding capital stock of Tralliance. The purchase price consisted of the issuance of 2,000,000 shares of theglobe.com Common Stock, warrants to acquire 475,000 shares of theglobe.com Common Stock and $40,000 in cash. The warrants are exercisable for a period of five years at an exercise price of $0.11 per share. The Common Stock issued as a result of the acquisition of Tralliance is entitled to certain "piggy-back" registration rights. In addition, as part of the transaction, the Company agreed to pay approximately $154,000 in outstanding liabilities of Tralliance immediately after the closing of the acquisition.

Upon acquisition, the existing CEO and CFO of Tralliance entered into employment agreements, which include certain non-compete provisions, whereby each would agree to remain in the employ of Tralliance for a period of two years in exchange for base compensation plus participation in a bonus pool based upon the pre-tax income of the venture.

Advances to Tralliance totaled $1,231,500 as of March 31, 2005. Due to the uncertainty of the ultimate collectibility of the Loan, the Company has historically provided a reserve equal to the full amount of the funds advanced to Tralliance. Additions to the reserve of $230,000 and $110,000 were included in other expense in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2005 and 2004, respectively.

(5)   STOCK OPTION PLANS

A total of 111,000 stock options were granted to employees during the three months ended March 31, 2005. No stock options were granted to non-employees during the first quarter of 2005. A total of 892,500 stock options were granted during the three months ended March 31, 2004, including grants of 215,000 stock options to non-employees. Compensation expense of $180,281 was recorded during the three months ended March 31, 2005, related to vesting of prior year employee option grants with below-market exercise prices. In addition, $28,000 of compensation expense was recorded during the first quarter of 2005 as a result of the accelerated vesting of stock options issued to a terminated employee. The remaining $42,124 of stock compensation expense recorded during the 2005 first quarter resulted from the vesting of non-employee stock options granted in prior years. During the three months ended March 31, 2004, stock compensation expense included $150,533 related to employee option grants with below-market exercise prices and $294,796 recognized with respect to non-employee stock options. A total of 218,226 stock options were exercised and a total of 272,247 stock options were cancelled during the three months ended March 31, 2005. During the first quarter of 2004, 286,500 stock options were exercised and 625,110 stock options were cancelled.

In 2000, the Company repriced a group of stock options issued to its employees. The Company is accounting for these re-priced options using variable accounting in accordance with FIN No. 44. No compensation expense was recorded in connection with the re-priced stock options during the three months ended March 31, 2005 and 2004. At March 31, 2005, a total of 29,060 options remained outstanding which were being accounted for in accordance with FIN No. 44.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005: no dividend yield; an expected life of three to five years; 160% expected volatility and 3.00% risk free interest rate.

In accordance with SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based awards granted to employees. The following table presents the Company's pro forma net loss for the three months ended March 31, 2005 and 2004, had the Company determined compensation cost based on the fair value at the grant date for all of its employee stock options issued under SFAS No. 123:

                                                    Three Months Ended March 31,
                                                    --------------------------
                                                       2005           2004
                                                    -----------    -----------
Net loss - as reported                              $(3,965,573)   $(4,661,698)

    Add: Stock-based employee compensation
       expense included in net loss as
       reported                                         208,281        150,533

    Deduct: Total stock-based employee
       compensation expense determined
       under fair value method for all awards          (296,708)      (842,835)
                                                    -----------    -----------
Net loss - pro forma                                $(4,054,000)   $(5,354,000)
                                                    ===========    ===========
Basic net loss per share -
   as reported                                      $     (0.02)   $     (0.07)
                                                    ===========    ===========
Basic net loss per share -
   pro forma                                        $     (0.02)   $     (0.08)
                                                    ===========    ===========

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

The Company has approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of the Company and the Individual Defendants for the conduct alleged in the action to be wrongful. The Company would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers' settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. The Company currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and the Company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, we do not expect that the settlement will involve any payment by the Company. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from the Company's insurance carriers should arise, the Company's maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. The Court ruled that the issuer defendants and the plaintiffs must submit a revised settlement agreement which provides for a mutual bar of all contribution claims by the settling and non-settling parties and does not bar the parties from pursuing other claims. The issuers and plaintiffs have negotiated a revised settlement agreement consistent with the Court's opinion and are in the process of obtaining approval from those issuer defendants that are not in bankruptcy. The parties have submitted a revised settlement agreement to the Court. The underwriter defendants will have until May 16, 2005, to object to the revised settlement agreement. There is no assurance that the Court will grant final approval to the settlement. If the settlement agreement is not approved and the Company is found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than the Company's insurance coverage, or whether such damages would have a material impact on our results of operations or financial condition in any future period.

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

Through March 31, 2005, the Company has recorded amounts due for commissions pursuant to the terms of the agreement totaling approximately $246,000. The Company believes that this is the amount NeoPets has earned relating to services performed and intends to vigorously defend its position. It is too early in the process to determine the likelihood of an unfavorable outcome, however, an unfavorable outcome could result in a liability in excess of the amount recorded and could have a material adverse effect on the Company.

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

(7)   SEGMENTS AND GEOGRAPHIC INFORMATION

The Company applies the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for operating segments of a company. SFAS No. 131 requires disclosures of selected segment-related financial information about products, major customers and geographic areas. Effective with the September 1, 2004 acquisition of SendTec, the Company is now organized in three operating segments for purposes of making operating decisions and assessing performance: the computer games division, the marketing services division and the VoIP telephony services division. The computer games division consists of the operations of the Company's Computer Games print magazine and the associated website Computer Games Online (www.cgonline.com) and the operations of Chips & Bits, Inc. ("Chips & Bits"), its games distribution business. The marketing services division consists of the operations of the Company's acquired subsidiary, SendTec. The VoIP telephony services division is principally involved in the sale of telecommunications services over the Internet to consumers.

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

The following table presents financial information regarding the Company's different segments:

                                                      Three Months Ended
                                                            March 31,
                                                  ----------------------------
                                                      2005            2004
                                                  ------------    ------------
                                                           (UNAUDITED)
NET REVENUE:
Computer games                                    $    561,392    $    756,449
Marketing services                                   9,105,820              --
VoIP telephony services                                 87,092          99,548
Intersegment eliminations                             (315,576)             --
                                                  ------------    ------------
                                                  $  9,438,728    $    855,997
                                                  ============    ============

                                                      Three Months Ended
                                                            March 31,
                                                  ----------------------------
                                                      2005            2004
                                                  ------------    ------------
                                                           (UNAUDITED)
INCOME (LOSS) FROM OPERATIONS:
Computer games                                    $   (315,154)   $   (109,888)
Marketing services                                     800,626              --
VoIP telephony services                             (3,322,862)     (2,128,367)
Corporate expenses                                    (894,670)     (1,539,815)
                                                  ------------    ------------
    Loss from operations                            (3,732,060)     (3,778,070)
    Other expense, net                                (217,163)       (883,628)
                                                  ------------    ------------
    Consolidated loss before income tax           $ (3,949,223)   $ (4,661,698)
                                                  ============    ============

DEPRECIATION AND AMORTIZATION:
Computer games                                    $      7,719    $      3,429
Marketing services                                     172,612              --
VoIP telephony services                                268,633         226,770
Corporate expenses                                       9,579           5,912
                                                  ------------    ------------
                                                  $    458,543    $    236,111
                                                  ============    ============

                                                    March 31,     December 31,
                                                      2005            2004
                                                  ------------    ------------
                                                   (UNAUDITED)
IDENTIFIABLE ASSETS:
Computer games                                    $  2,129,164    $  2,000,230
Marketing services                                  22,903,952      24,764,361
VoIP telephony services                              2,842,182       3,497,698
Corporate assets                                     1,187,824       3,754,876
                                                  ------------    ------------
                                                  $ 29,063,122    $ 34,017,165
                                                  ============    ============

(8)   COMMITMENTS

As of March 31, 2005, the Company had approximately $20,000 in outstanding standby letters of credit used to support the agreement with one of our telecommunications carriers.

Revenue generated by three customers of SendTec represented approximately 59% of consolidated net revenue reported for the three months ended March 31, 2005.

(9)   SUBSEQUENT EVENTS

On April 22, 2005, E&C Capital Partners, LLLP and another entity controlled by the Company's Chairman and Chief Executive Officer and the Company's President, entered into a Note Purchase Agreement (the "Agreement") with theglobe pursuant to which they acquired secured demand convertible promissory notes (the "Notes") in the aggregate principal amount of $1,500,000. Under the terms of the Agreement, E&C Capital Partners, LLLP and the other entity were also granted the optional right, for a period of 90 days from the date of the Agreement, to purchase additional secured demand convertible promissory notes such that the aggregate principal amount of Notes issued under the Agreement may total $4,000,000. The Notes are convertible at the option of the noteholders into shares of the Company's Common Stock at an initial price of $0.05 per share. The Notes provide for interest at the rate of ten percent per annum and are secured by a pledge of substantially all of the assets of the Company.

Reference should be made to Note 4, "Other Assets", for details regarding the Company's acquisition of Tralliance Corporation in May 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FORWARD LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology, such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "intend," "potential" or "continue" or the negative of such terms or other comparable terminology, although not all forward-looking statements contain such terms. In addition, these forward-looking statements include, but are not limited to, statements regarding:

      o     implementing our business plans;

      o marketing and commercialization of our existing products and those products under development;

      o plans for future products and services and for enhancements of existing products and services;

      o     our ability to implement cost-reduction programs;

      o     potential governmental regulation and taxation;

      o     the outcome of any litigation;

      o     our intellectual property;

      o     our estimates of future revenue and profitability;

      o     our estimates or expectations of continued losses;

      o our expectations regarding future expenses, including cost of revenue, product development, sales and marketing, and general and administrative expenses;

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

These statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are not required to and do not intend to update any of the forward-looking statements after the date of this Form 10-Q or to conform these statements to actual results. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-Q might not occur. Actual results, levels of activity, performance, achievements and events may vary significantly from those implied by the forward-looking statements. A description of risks that could cause our results to vary appears under "Risk Factors" and elsewhere in this Form 10-Q. The following discussion should be read together in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes thereto and the audited consolidated financial statements and notes to those statements contained in the Annual Report on Form 10-KSB for the year ended December 31, 2004.

OVERVIEW

As of March 31, 2005, theglobe.com, inc. (the "Company" or "theglobe") managed three primary lines of business. One line of business, Voice over the Internet Protocol ("VoIP") telephony services, includes voiceglo Holdings, Inc., a wholly-owned subsidiary of theglobe that offers VoIP-based phone services and features. The term VoIP refers to a category of hardware and software that enables people to use the Internet to make phone calls. The second line of business consists of our historical network of three wholly-owned businesses, each of which specializes in the games business by delivering games information and selling games in the United States and abroad. These businesses are: our print publication Computer Games Magazine; our Computer Games Online website (www.cgonline.com), which is the online counterpart to Computer Games Magazine; and our Chips & Bits, Inc. ("Chips & Bits") (www.chipsbits.com) games distribution company. We entered a third line of business, marketing services, on September 1, 2004, with our acquisition of SendTec, Inc. ("SendTec"), a direct response marketing services and technology company.

At the current time, the Company's revenue is derived principally from the acquired operations of SendTec, as well as from the operations of our computer games related businesses. Our VoIP products and services have yet to produce any significant revenue.

During the first quarter of 2005, management began actively re-evaluating the Company's primary business lines, particularly in view of the Company's critical need for cash and the overall net losses of the Company. As a result, management is currently exploring a number of strategic alternatives for the Company and/or its businesses, including continuing to operate the businesses, selling certain businesses or assets, or entering into new lines of businesses. See the "Liquidity and Capital Resources" section of Management's Discussion and Analysis of Financial Condition and Results of Operations for a more complete discussion.

BASIS OF PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS; GOING CONCERN

Certain matters discussed below under "Liquidity and Capital Resources" raise substantial doubt about our ability to continue as a going concern. In addition, we received a report from our independent accountants, relating to our December 31, 2004 audited financial statements containing an explanatory paragraph stating that our recurring losses from operations and our accumulated deficit raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, our condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

                           OUR VOIP TELEPHONY BUSINESS

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

                           OUR COMPUTER GAMES BUSINESS

Computer Games Magazine is a consumer print magazine for gamers. As a leading consumer print publication for games, Computer Games magazine boasts: a reputation for being a reliable, trusted, and engaging games magazine; more editorial content, tips and hints than most other similar magazines; a knowledgeable editorial staff providing increased editorial integrity and content; and, broad-based editorial coverage, appealing to a wide audience of gamers. In Spring 2004, a new magazine, Now Playing began to be delivered within Computer Games magazine and in March 2005, Now Playing began to be distributed as a separate publication. Now Playing covers movies, DVD's, television, music, games, comics and anime, and is designed to fulfill the wider pop culture interests of our current readers and to attract a more diverse group of advertisers; autos, television, telecommunications and film to name a few.

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

                         OUR MARKETING SERVICES BUSINESS

On September 1, 2004, the Company acquired SendTec, a direct response marketing services and technology company. SendTec provides clients a complete offering of direct marketing products and services to help their clients market their products both on the Internet ("online") and through traditional media channels such as television, radio and print advertising ("offline"). SendTec is organized into two primary product line divisions: the DirectNet Advertising Division, which provides digital marketing services; and the Creative South Division, which provides creative production and media buying services. Additionally, its proprietary iFactz technology provides software tracking solutions that benefit both the Direct Net Advertising and Creative South businesses.

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

      o iFactz - iFactz is SendTec's Application Service Provider ("ASP") technology that tracks and reports on a real time basis the online responses generated from offline direct response advertising, such as television, radio, print advertising and direct mail. iFactz' Intelligent Sourcing (TM) is a patent-pending media technology that informs the user where online customers come from, and what corresponding activity they produced on the user's website. The iFactz patent application was filed in November 2001 and the Company expects the application to be reviewed during 2005. iFactz is licensed to clients based on a monthly fixed license fee, with license terms ranging from three months to one year.

                              RESULTS OF OPERATIONS

Effective September 1, 2004, we entered into a new line of business, marketing services, as a result of our acquisition of SendTec. SendTec's results are included in the Company's consolidated operating results from its date of acquisition. As a result of the SendTec acquisition, the results of operations for the three months ended March 31, 2005, are not necessarily comparable to the three months ended March 31, 2004.

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004

NET REVENUE. Net revenue totaled $9.4 million for the three months ended March 31, 2005 as compared to $0.9 million for the three months ended March 31, 2004. The $8.5 million increase in consolidated net revenue was principally the result of the $8.8 million in additional net revenue, net of intersegment eliminations, resulting from the operations of SendTec, which was acquired on September 1, 2004. Partially offsetting this additional revenue was a decline of $0.2 million in net revenue of our computer games business segment due primarily to a decrease in the volume of games products sold by Chips & Bits, our computer games distribution business. Net revenue generated by our telephony services division totaled approximately $0.1 million in each of the first quarters of 2005 and 2004.

NET REVENUE BY BUSINESS SEGMENT:

                                             2005          2004
                                          -----------    --------
              Computer games ..........   $   561,392    $756,449
              Marketing services ......     9,105,820          --
              VoIP telephony services .        87,092      99,548
              Intersegment eliminations      (315,576)         --
                                          -----------    --------
                                          $ 9,438,728    $855,997
                                          ===========    ========

SendTec's DirectNet Advertising division, which provides online interactive marketing services for its clients, generated approximately 91% of the net revenue reported for the marketing services segment for the three months ended March 31, 2005. SendTec also provided marketing services to our VoIP telephony services business segment which resulted in the recording of approximately $0.3 million of intersegment marketing services revenue during the first quarter of 2005.

OPERATING EXPENSES BY BUSINESS SEGMENT:

                                                                                       Depreciation
                                  Cost of     Sales and     Product     General and        and
Three months ended:               Revenue     Marketing   Development  Administrative  Amortization     Total
                                -----------  -----------  -----------  --------------  ------------  -----------
2005
----
Computer games ................ $   491,567  $    85,683  $   155,139  $      136,438  $      7,719  $   876,546
Marketing services.............   6,479,044      518,633           --       1,134,905       172,612    8,305,194
VoIP telephony services .......   1,491,815      695,592      170,702         783,212       268,633    3,409,954
Corporate expenses.............          --           --           --         885,091         9,579      894,670
Intersegment eliminations......    (189,064)    (126,512)          --              --            --     (315,576)
                                -----------  -----------  -----------  --------------  ------------  -----------
                                $ 8,273,362  $ 1,173,396  $   325,841  $    2,939,646  $    458,543  $13,170,788
                                ===========  ===========  ===========  ==============  ============  ===========

                                                                                       Depreciation
                                  Cost of     Sales and     Product     General and        and
                                  Revenue     Marketing   Development  Administrative  Amortization     Total
                                -----------  -----------  -----------  --------------  ------------  -----------
2004
----
Computer games ................ $   585,925  $    87,728  $   119,666  $       69,589  $      3,429   $  866,337
VoIP telephony services .......     737,202      739,568       55,850         468,525       226,770    2,227,915
Corporate expenses.............          --           --           --       1,533,903         5,912    1,539,815
                                -----------  -----------  -----------  --------------  ------------   ----------
                                $ 1,323,127  $   827,296  $   175,516  $    2,072,017  $    236,111   $4,634,067
                                ===========  ===========  ===========  ==============  ============   ==========

COST OF REVENUE. Cost of revenue totaled $8.3 million for the three months ended March 31, 2005, an increase of $7.0 million from the $1.3 million reported for the three months ended March 31, 2004. An increase of $0.8 million in costs incurred by our VoIP telephony services business segment, as well as the inclusion of marketing services cost of revenue related to the operations of SendTec totaling approximately $6.3 million, net of intersegment eliminations, were slightly offset by a decrease of $0.1 million in cost of revenue reported by our computer games segment as compared to 2004.

Cost of revenue related to our computer games business segment consists primarily of printing costs of our games magazine, Internet connection charges, personnel costs, maintenance costs of website equipment and the costs of merchandise sold and shipping fees in connection with our online store. Cost of revenue of our computer games segment totaled approximately $0.5 million for the three months ended March 31, 2005, a decrease of approximately $0.1 million from the same period in 2004, due primarily to the revenue decreases discussed above.

Cost of revenue related to our marketing services business segment consists of fees paid to third party vendors for project related research, production and post-production services and products. Additionally, cost of revenue includes third party vendor fees incurred to acquire online advertising media, including the actual cost of the media. Intersegment eliminations in 2005, represent approximately $0.2 million of costs incurred by SendTec related to marketing services provided to our VoIP telephony services segment.

Cost of revenue of our VoIP telephony services business segment is principally comprised of carrier transport and circuit interconnection costs related to our retail products, as well as personnel and consulting costs incurred in support of our Internet telecommunications network. Although VoIP telephony services net revenue was essentially unchanged compared to the first quarter of 2004, cost of revenue attributable to this segment increased $0.8 million in comparison to the same period in 2004. Throughout 2004, the Company increased its VoIP network capacity by entering into agreements with numerous carriers for leased equipment and services and with third parties for a number of leased data center facilities. The Company also expanded its internal network support function by hiring additional technical personnel. As a result, our VoIP network capacity, as well as our network's operating and support costs, have increased in 2005 compared to 2004.

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and related expenses of sales and marketing personnel, commissions, advertising and marketing costs, public relations expenses and promotional activities. Sales and marketing expenses totaled $1.2 million for the three months ended March 31, 2005 versus $0.8 million for the same period in 2004. The rise in consolidated sales and marketing expenses as compared to 2004 was principally the result of the $0.4 million in sales and marketing expenses, net of intersegment eliminations, incurred by the Company's marketing services business segment.

PRODUCT DEVELOPMENT. Product development expenses include salaries and related personnel costs; expenses incurred in connection with website development, testing and upgrades; editorial and content costs; and costs incurred in the development of our VoIP telephony products. Product development expenses totaled $0.3 million for the three months ended March 31, 2005 as compared to $0.2 million for the three months ended March 31, 2004. The period over period increase in product development expenses was principally attributable to increases in personnel and consulting costs related to the development of our retail VoIP telephony products and services.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and other personnel costs related to management, finance and accounting functions, facilities, outside legal and professional fees, information-technology consulting, directors and officers insurance, bad debt expenses and general corporate overhead costs. General and administrative expenses of $2.9 million in the first quarter of 2005 increased $0.8 million from the $2.1 million reported for the same period of 2004. The increase in consolidated general and administrative expenses as compared to the 2004 first quarter was primarily attributable to the $1.1 million of general and administrative expenses incurred by the Company's marketing services segment. At year-end 2004, the Company wrote-off the carrying value of its VoIP telephony billing system as a result of its review and evaluation of the VoIP telephony services segment's long-lived assets for impairment. Costs incurred during the 2005 first quarter in the further development of the VoIP telephony billing system have been included within general and administrative expenses. These costs, as well as higher salaries and facilities costs contributed to the $0.3 million increase in general and administrative expenses of the VoIP telephony services segment as compared to the first quarter of 2004. Corporate general and administrative expense declined $0.6 million as compared to the 2004 first quarter primarily due to decreases in stock compensation expenses recorded as a result of stock option grants, personnel related expenses and legal expenses.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense totaled $0.5 million for the three months ended March 31, 2005. The $0.3 million increase from the same period of the prior year resulted principally from the depreciation and intangible asset amortization expenses incurred by the Company's marketing services business.

INTEREST INCOME (EXPENSE), NET. Approximately $0.7 million of non-cash interest expense was recorded during the first quarter of 2004 related to the beneficial conversion feature of the $2,000,000 demand convertible promissory note acquired by our Chairman and Chief Executive Officer and his spouse in February 2004.

OTHER EXPENSE, NET. Other expense, net, includes reserves against the amounts advanced by the Company to Tralliance Corporation, a development stage internet related business venture, totaling $0.2 million and $0.1 million in the three month periods ended March 31, 2005 and 2004, respectively. See Note 4, "Other Assets", in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements for information regarding the Company's acquisition of Tralliance in May 2005.

INCOME TAXES. The income tax provision of $16,350 recorded for the three months ended March 31, 2005 consisted solely of state and local income taxes. No federal tax benefit was recorded for the first quarters of 2005 and 2004 as we recorded a 100% valuation allowance against our otherwise recognizable deferred tax assets due to the uncertainty surrounding the timing or ultimate realization of the benefits of our net operating loss carry forwards in future periods. Our effective tax rate differs from the statutory Federal income tax rate, primarily as a result of the uncertainty regarding our ability to utilize our net operating loss carryforwards. As of December 31, 2004, the Company had net operating loss carryforwards available for U.S. and foreign tax purposes of approximately $162 million. These carryforwards expire through 2024. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. As defined in the Internal Revenue Code of 1986, as amended, due to the change in our ownership interests in August 1997 and May 1999 and the Company's private offering of securities in March 2004 (together with the exercise and conversion of various securities in connection with such private offering of securities) and the issuance of shares in connection with our acquisition of SendTec on September 1, 2004, the Company may have substantially limited or eliminated the availability of its net operating loss carryforwards. There can be no assurance that the Company will be able to avail itself of any net operating loss carryforwards.

                         LIQUIDITY AND CAPITAL RESOURCES

FUTURE AND CRITICAL NEED FOR CAPITAL

At March 31, 2005, the Company's sole source of liquidity consisted of $3.3 million of cash and cash equivalents. On April 22, 2005, we entered into a Note Purchase Agreement (the "Agreement") with E&C Capital Partners, LLLP, and E&C Capital Partners II, Ltd. ("the E&C Partnerships"), entities controlled by our Chairman and Chief Executive Officer and our President, pursuant to which the E&C Partnerships acquired secured demand convertible promissory notes (the "Notes") in the aggregate principal amount of $1.5 million. Under the terms of the Agreement, the E&C Partnerships were also granted the optional right, for a period of 90 days from the date of the Agreement, to purchase additional secured demand convertible promissory notes such that the aggregate principal amount of Notes issued under the Agreement may total $4.0 million. The Notes are convertible, at the option of the noteholders into shares of our Common Stock at an initial price of $0.05 per share. The Notes provide for interest at the rate of ten percent per annum and are secured by a pledge of substantially all of the assets of the Company. The Notes are due and payable five days after demand for payment by the E&C Partnerships. Based on its current financial position, the Company would not have the resources to pay the Notes following any such demand. The Company's cash and cash equivalents balance at May 6, 2005, inclusive of the $1.5 million in proceeds received from the sale of the Notes, was approximately $4.0 million.

The Company continues to incur substantial consolidated net losses and management believes the Company will continue to be unprofitable for the foreseeable future. The Company's consolidated net losses and cash usage during its recent past and projected future periods relate primarily to the operation of its VoIP telephony services business and to a lesser extent to corporate overhead expenses. SendTec, the Company's marketing services business, has contributed net income and cash flow since being acquired on September 1, 2004, and management expects that SendTec will continue to be profitable and provide positive cash flow in future periods. Management does not expect that its computer games business segment will incur significant net losses or use significant amounts of cash in the foreseeable future.

In order to offer our VoIP services, we have invested substantial capital and made substantial commitments related to the development of the VoIP network. The VoIP network is comprised of switching hardware and software, servers, billing and inventory systems, and telecommunications carrier services. We own and operate VoIP equipment located in leased data center facilities in Miami, New York, Atlanta and Boston, and interconnect this equipment utilizing a leased transport network through numerous carrier agreements with third party providers. Through these carrier relationships we are able to carry the traffic of our customers over the Internet and interact with the public switched telephone network. We generally enter into one year agreements with these data centers and carriers, with the term of several agreements extending to three or five years. Based upon our existing contractual commitments at December 31, 2004, minimum amounts payable during calendar year 2005 for network data center and carrier circuit interconnection service expenses, exclusive of regulatory taxes, fees and charges, are approximately $2.1 million.

During 2004, the Company expended significant costs to implement a number of marketing programs geared toward increasing the number of its VoIP retail customers and telephony revenue. None of these programs proved to be successful to any significant degree. Our inability to generate telephony revenue sufficient to cover the fixed costs of operating our VoIP network, including carrier, data center, personnel and administrative costs, as well as our marketing and other variable costs, has resulted in the Company incurring substantial net losses during 2004 and during the first quarter of 2005.

The Company believes that the capacity of its VoIP network, including its lease obligations relating to such network, will continue to be greatly in excess of customer demand and usage levels for the foreseeable future. The Company was successful in recently terminating certain minimum usage requirement commitments for which it was previously obligated to make carrier payments totaling approximately $1.9 million, exclusive of regulatory taxes, fees and charges, during 2005. Additionally, the Company is currently negotiating to reduce the approximate $2.1 million remaining minimum amounts payable during 2005 for other network data center and carrier circuit interconnection services.

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

During the first quarter of 2005, the Company reevaluated its existing VoIP telephony services business plan and is currently in the process of terminating and/or modifying certain of its existing product offerings and marketing programs, as well as developing and testing certain new VoIP products and features. The Company also, during the first quarter of 2005, made the decision to discontinue using its SendTec business to perform marketing services for its VoIP business, and to instead dedicate 100% of SendTec's marketing services to support and grow its own third party customer base. Additionally, in order to reduce its near term consolidated net losses and cash usage, the Company implemented a number of cost-reduction actions at its VoIP telephony services business, including decreases in personnel and salary levels, carrier and data center costs (including the minimum commitment costs discussed above), and marketing/advertising expenses during the first quarter of 2005.

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

On May 9, 2005,  the  Company  exercised  its  purchase  option and we  acquired
Tralliance Corporation ("Tralliance"), a development stage Internet-related business venture. Tralliance was created to develop, operate and administer the ".travel" top-level domain, a new segment of the Internet devoted to the travel industry. Tralliance recently entered into an agreement with the Internet Corporation for Assigned Names and Numbers ("ICANN") to become the registry for the ".travel" top-level domain. The Tralliance purchase price consisted of the issuance of 2,000,000 shares of theglobe.com Common Stock, warrants to acquire 475,000 shares of theglobe.com Common Stock and $40,000 in cash. The warrants are exercisable for a period of five years at an exercise price of $0.11 per share. The Common Stock issued as a result of the acquisition of Tralliance is entitled to certain "piggy-back" registration rights. In addition, as part of the transaction, the Company agreed to pay approximately $0.2 million in outstanding liabilities of Tralliance immediately after the closing of the acquisition. Additionally, the Company expects to fund approximately $0.7 million of Tralliance's start-up costs prior to the end of the third quarter of 2005.

Based upon the foregoing, Company management does not presently believe that cash on hand and cash flow generated internally by the company will be adequate to fund the operation of its businesses and the implementation of its current VoIP business plan beyond a short period of time. We received a report from our independent accountants, relating to our December 31, 2004 audited financial statements containing an explanatory paragraph stating that our recurring losses from operations and our accumulated deficit raise substantial doubts about our ability to continue as a going concern. We believe that the funding received and potentially receivable in connection with the E&C Partnerships' Note Purchase Agreement (maximum of $4.0 million as discussed above and assuming that no demand for payment is made by the Noteholders) provides the Company with temporary short-term liquidity to operate its businesses while it seeks to raise sufficient additional capital, which may involve the potential sale of one or more of the Company's subsidiaries, including SendTec.

If we are not successful in entering into a financing, sale, or business transaction that infuses sufficient additional cash resources into the Company, by sometime during the third quarter of 2005, we expect to pursue the remaining $2.5 million of optional convertible promissory note financing. If such funding is received we believe the funding will provide the Company with additional short-term liquidity into the fourth quarter of 2005. There can be no assurance that this financing will be available when and if required, nor that demand for repayment will not be made prior to such date. In the event that we are not successful in obtaining the remaining $2.5 million in funding from E&C Partnerships or in the event that such remaining funds are received and depleted prior to our raising of sufficient additional capital, we believe that the Company will no longer be able to continue the implementation of its current VoIP business plan. As a result, it is likely that we would be required to either temporarily suspend or permanently shutdown the operation of our VoIP telephony services business. Additionally, in such event, management believes that it may also be required to revise the business plan of some or all of its other business segments and/or further implement company-wide cost-reduction programs. There can be no assurance that the Company would be successful in implementing such revised business plans and effectively restructuring its businesses so that the Company would have the ability to continue to operate as a going concern in the future.

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

CASH FLOW ITEMS

As of March 31, 2005, we had approximately $3.3 million in cash and cash equivalents as compared to $6.8 million as of December 31, 2004. Net cash used in operating activities was $3.1 million and $3.6 million, for the three months ended March 31, 2005 and 2004, respectively. The period-to-period decrease in net cash used in operating activities resulted primarily from the decrease in our net operating losses and favorable working capital changes offset by decreases in non-cash charges.

Net cash of $0.4 million was used in investing activities during the three months ended March 31, 2005. The Company incurred costs totaling $0.2 million and $0.3 million for capital expenditures related primarily to the development of its VoIP telephony network and to a lesser extent to the development of its VoIP telephony customer billing system during the three months ended March 31, 2005 and 2004, respectively. We also loaned approximately $0.2 million and $0.1 million to Tralliance Corporation, a development stage Internet related business venture, during the three months ended 2005 and 2004, respectively.

Net cash used in financing activities was $27,000 and net cash provided by financing activities was $29.2 million for the three months ended 2005 and 2004, respectively. As discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, the Company completed a private offering of its Common Stock and warrants to acquire its Common Stock in March 2004 resulting in the issuance of 33,381,647 shares of Common Stock, and warrants to acquire 16,690,824 shares of its Common Stock, for gross proceeds of approximately $28.4 million. Offering costs included $1.2 million in cash commissions paid to the placement agent and approximately $0.2 million in legal and accounting fees. In addition, on February 2, 2004, the Company issued a $2,000,000 Bridge Note which was subsequently converted into our Common Stock in connection with the March 2004 private offering. Proceeds of approximately $0.1 million were received from the exercise of stock options and warrants during 2004.

                              EFFECTS OF INFLATION

Due to relatively low levels of inflation in 2005 and 2004, inflation has not had a significant effect on our results of operations since inception.

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

Revenue generated from the production of direct response advertising programs, such as infomercials, is recognized on the completed contract method when such programs are complete and available for airing. Production activities generally take eight to twelve weeks and the Company usually collects amounts in advance and at various points throughout the production process. Amounts received from customers prior to completion of commercials are reported as deferred revenue and direct costs associated with the production of commercials in process are deferred and reported as deferred production costs until the associated project is complete.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2005, the FASB issued Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations", an interpretation of FASB Statement No. 143, "Accounting for Asset Retirement Obligations." The interpretation clarifies that the term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and
(or) method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The effective date of this interpretation is no later than the end of fiscal years ending after December 15, 2005. The Company is currently investigating the effect, if any, that FIN 47 would have on the Company's financial position, cash flows and results of operations.

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

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This standard replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The standard requires companies to expense the fair value of stock options on the grant date and is effective for annual periods beginning after June 15, 2005. In accordance with the revised statement, the expense attributable to stock options granted or vested subsequent to January 1, 2006 will be required to be recognized by the Company. The Company has not yet evaluated the impact of this pronouncement on the Company.

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

In December 2003, the FASB issued FIN No. 46-R "Consolidation of Variable Interest Entities." FIN 46-R, which modifies certain provisions and effective dates of FIN 46, sets forth the criteria to be used in determining whether an investment in a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. The Company believes that currently, it does not have any material arrangements that meet the definition of a variable interest entity which would require consolidation.


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

We do not presently believe that cash on hand and cash flow generated internally by the Company will be adequate to fund the operation of our businesses and the implementation of our current VoIP business plan beyond a short period of time. We received a report from our independent accountants, relating to our December 31, 2004 audited financial statements containing an explanatory paragraph stating that our recurring losses from operations and our accumulated deficit raise substantial doubts about our ability to continue as a going concern. We believe that the funding received and potentially receivable in connection with the E & C Partnerships' Note Purchase Agreement (maximum of $4.0 million and assuming that no demand for payment is made by the Noteholders) provides the Company with temporary short-term liquidity to operate its businesses while it seeks to raise sufficient additional capital, which may involve the potential sale of one or more of the Company's subsidiaries, including SendTec.

If we are not successful in entering into a financing, sale, or business transaction that infuses sufficient additional cash resources into the Company, by sometime during the third quarter of 2005, we expect to pursue the remaining $2.5 million, of optional convertible promissory note financing. If such funding is received, we believe the funding will provide the Company with additional short-term liquidity into the fourth quarter of 2005. There can be no assurance that this financing will be available when and if required, nor that demand for repayment will not be made prior to such date. In the event that we are not successful in obtaining the remaining $2.5 million in funding from E&C Partnerships or in the event that such remaining funds are received and depleted prior to our raising of sufficient additional capital, we believe that the Company will no longer be able to continue the implementation of its current VoIP business plan. As a result, it is likely that we would be required to either temporarily suspend or permanently shutdown the operation of our VoIP telephony services business. Additionally, in such event, management believes that it may also be required to revise the business plan of some or all of its other business segments and/or further implement company-wide cost-reduction programs. There can be no assurance that the Company would be successful in implementing such revised business plans and effectively restructuring its businesses so that the Company would have the ability to continue to operate as a going concern in the future.

Although the secured demand convertible notes (the "Notes") are owned by certain entities which are controlled by our Chairman, if any of such entities were to make demand for payment of the Notes, we do not have the financial resources to honor such payment. Absent additional financing, in the event demand is made for repayment of the Notes, the Company will not have the resources to repay the Notes. Inasmuch as substantially all of the assets of the Company and its subsidiaries secure the Notes, in connection with any resulting proceeding to collect the indebtedness relating to the Notes, the Noteholders could seize and sell the assets of the Company and its subsidiaries, any or all of which would have a material adverse effect on the Company and its operations.

We Have A History Of Operating Losses And Expect To Continue To Incur Losses.

Since our inception, we have incurred net losses in each quarter, except the fourth quarter of 2002 where we had net income of approximately $17,000. We expect that we will continue to incur net losses for the foreseeable future. We had net losses of approximately $24.3 million and $11.0 million for the years ended December 31, 2004 and 2003, respectively, and approximately $4.0 million for the first three months of 2005. The principal causes of our losses are likely to continue to be:

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

We have entered into new business lines, VoIP telephony services and marketing services. In November 2002, we acquired certain VoIP assets from an entrepreneur in exchange for 1,750,000 warrants to purchase our Common Stock. On May 28, 2003, we acquired Direct Partner Telecom, Inc. ("DPT"), an international licensed telecommunications carrier then engaged in the purchase and resale of telecommunication services over the Internet. On September 1, 2004, we acquired SendTec, Inc. ("SendTec"), a direct response marketing services and technology company. On May 9, 2005, we acquired Tralliance Corporation ("Tralliance"), a development stage Internet-related business venture. Tralliance was recently awarded the contract to operate as the registry for the ".travel" top-level domain by the Internet Corporation for Assigned Names and Numbers. Although highly dependent upon our obtaining additional capital, we may also enter into new or different lines of business, as determined by management and our Board of Directors. Our acquisitions, as well as any future acquisitions or joint ventures could result, and in some instances have resulted in numerous risks and uncertainties, including:

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

We May Be Unsuccessful In Establishing And Maintaining Brand Awareness; Brand Identity Is Critical To Our Company.

Our success in the markets in which we operate will depend on our ability to create and maintain brand awareness for our product offerings. This has in some cases required, and may continue to require, a significant amount of capital to allow us to market our products and establish brand recognition and customer loyalty. Many of our competitors are larger than us and have substantially greater financial resources. Additionally, many of the companies offering VoIP services have already established their brand identity within the marketplace. We can offer no assurances that we will be successful in establishing awareness of our brand allowing us to compete in the VoIP market.

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

Our President, Treasurer and Chief Financial Officer and Director, Mr. Edward A. Cespedes, is also an officer or director of other companies. Accordingly, we must compete for his time. Mr. Cespedes is an officer or director of various privately held entities and is also affiliated with Dancing Bear Investments, Inc.

Our Vice President of Finance and Director, Ms. Robin Lebowitz is also affiliated with Dancing Bear Investments, Inc. She is also an officer or director of other companies or entities controlled by Mr. Egan and Mr. Cespedes.

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

Hackers May Attempt To Penetrate Our Security System; Online Security Breaches Could Harm Our Business.

Consumer and supplier confidence in our businesses depends on maintaining relevant security features. Substantial or ongoing security breaches on our systems or other Internet-based systems could significantly harm our business. We incur substantial expenses protecting against and remedying security breaches. Security breaches also could damage our reputation and expose us to a risk of loss or litigation. Experienced programmers or "hackers" have successfully penetrated our systems and we expect that these attempts will continue to occur from time to time. Because a hacker who is able to penetrate our network security could misappropriate proprietary or confidential information (including customer billing information) or cause interruptions in our products and services, we may have to expend significant capital and resources to protect against or to alleviate problems caused by these hackers. Additionally, we may not have a timely remedy against a hacker who is able to penetrate our network security. Such security breaches could materially adversely affect our company. In addition, the transmission of computer viruses resulting from hackers or otherwise could expose us to significant liability. Our insurance may not be adequate to reimburse us for losses caused by security breaches. We also face risks associated with security breaches affecting third parties with whom we have relationships.

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

We Depend On A Limited Number Of Clients For A Significant Percentage Of Our Revenue And The Loss Of One Or More Of These Advertisers Could Cause Our Revenue To Decline.

The results of SendTec's operations have been included in our consolidated results since date of acquisition, September 1, 2004. During the first quarter 2005, three customers of SendTec accounted for approximately 62% of SendTec's total net revenue. For the four months ended December 31, 2004, two customers of SendTec accounted for approximately 52% of SendTec's total net revenue. We believe that a limited number of clients will continue to be the source of a substantial portion of our revenue for the foreseeable future. Key factors in maintaining our relationships with these clients include our performance on individual campaigns, the strength of our professional reputation and the relationships of our key executives with client personnel. To the extent that our performance does not meet client expectations, or our reputation or relationships with one or more major clients are impaired, our revenues could decline and our operating results could be adversely affected. During the second quarter of 2004, one of SendTec's major customers acquired a business that competes with SendTec. This acquisition, other similar acquisitions, or general business consolidation within the marketing services industry could also cause our revenue and operating results to decline and adversely affect SendTec's business.

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

We Depend On Online Publishers For Advertising Space To Deliver Our Clients' Advertising Campaigns And Any Decline In The Supply Of Advertising Space Available Through Our Network Could Cause Our Revenue To Decline.

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

In  order  to grow  our  technology  business,  we  must  generate,  retain  and strengthen successful business and marketing alliances with advertising agencies. We depend, and expect to continue to depend, on our business and marketing alliances, which are companies with which we have written or oral agreements to work together to provide services to our clients and to refer business from their clients and customers to us. If companies with which we have business and marketing alliances do not refer their clients and customers to us to perform their online campaign and message management, our revenue and results of operations may be severely harmed.

                  RISKS RELATING TO OUR COMPUTER GAMES BUSINESS

The Market Situation Continues To Be A Challenge For Chips & Bits Due To Advances In Console And Online Games, Which Have Lower Margins And Traditionally Less Sales Loyalty To Chips & Bits.

Our subsidiary,  Chips & Bits depends on major releases in the Personal Computer
(PC) market for the majority of sales and profits. Advances in technology and the game industry's increased focus on console and online game platforms, such as Xbox, PlayStation and GameCube, has dramatically reduced the number of major PC releases, which resulted in significant declines in revenues and gross margins for Chips & Bits. Because of the large installed base of personal computers, revenue and gross margin percentages may fluctuate with changes in the PC game market. However, we are unable to predict when, if ever, there will be a turnaround in the PC game market, or if we will be successful in adequately increasing our future sales of non-PC games.

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

As of March 31, 2005, we had issued and outstanding approximately 175.2 million shares, of which approximately 48.4 million shares were freely tradable over the public markets. There is limited trading volume in our shares and we are now traded only in the over-the-counter market. On April 16, 2004, we filed a registration statement relating to the potential resale of up to approximately 131 million of our shares (including approximately 27 million shares underlying outstanding warrants to acquire our Common Stock). The registration statement became effective on May 11, 2004. As part of the acquisition of SendTec, we issued an aggregate of approximately 35 million shares of our Common Stock. Pursuant to our contractual obligations, we will file a registration statement relating to the potential resale of these shares. We are obligated to cause such registration statement to become effective on or before September 1, 2005. In the event we fail to timely register such shares, we may be held liable for any damages suffered by holders of such stock. Upon registration, and subject to waiver or expiration of a lock-up agreement which expires September 1, 2005, all such shares will be eligible for resale over the open market. Sales of significant amounts of Common Stock in the public market in the future, the perception that sales will occur or the registration of additional shares pursuant to existing contractual obligations could materially and adversely drive down the price of our stock. In addition, such factors could adversely affect the ability of the market price of the Common Stock to increase even if our business prospects were to improve. Substantially all of our stockholders holding restricted securities, including shares issuable upon the exercise of warrants to purchase our Common Stock, have registration rights under various conditions. Also, we may issue additional shares of our Common Stock or other equity instruments which may be convertible into Common Stock at some future date, which could further adversely affect our stock price.

In addition, as of March 31, 2005, there were outstanding options to purchase approximately 15,605,000 shares of our Common Stock, which become eligible for sale in the public market from time to time depending on vesting and the expiration of lock-up agreements. The issuance of shares upon exercise of these options is registered under the Securities Act and consequently, subject to certain volume restrictions as to shares issuable to executive officers, will be freely tradable.

Also as of March 31, 2005, we had issued and outstanding warrants to acquire approximately 16,782,000 shares of our Common Stock. In addition, the Company holds in escrow warrants to acquire up to 1,500,000 shares of Common Stock, subject to release over approximately the next year (some of which may accelerate under certain events) upon the attainment of certain performance objectives and may issue warrants to acquire up to an additional 2,500,000 shares of Common Stock upon attainment of certain performance criteria related to the SendTec acquisition. Many of the outstanding instruments representing the warrants contain anti-dilution provisions pursuant to which the exercise prices and number of shares issuable upon exercise may be adjusted.

Our Chairman May Control Us.

After giving effect to the proxies to vote the shares of Common Stock granted by five of the former shareholders of SendTec, Michael S. Egan, our Chairman and Chief Executive Officer, beneficially owns or controls, directly or indirectly, approximately 169.4 million shares of our Common Stock as of May 4, 2005, which in the aggregate represents approximately 64.8% of the outstanding shares of our Common Stock (assuming the full $4.0 million funding of the secured demand convertible promissory notes and treating as outstanding for this purpose the shares of Common Stock issuable upon exercise and/or conversion of the options, secured demand convertible promissory notes and warrants owned by Mr. Egan or his affiliates). Accordingly, Mr. Egan will be able to exercise significant influence over, if not control, any stockholder vote.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Interest rate risk refers to fluctuations in the value of a security resulting from changes in the general level of interest rates.
Investments that we classify as cash and cash equivalents have original maturities of three months or less and therefore, are not affected in any material respect by changes in market interest rates. Marketable securities at March 31, 2005, of $42,736 are classified as available-for-sale and stated at fair value. At March 31, 2005, debt outstanding includes approximately $1.1 million of fixed rate instruments with an aggregate average interest rate of 4.52% and approximately $0.2 million of variable rate instruments with an aggregate average interest rate of 6.92%. All but approximately $16,000 of principal of the variable rate debt outstanding as of the end of the 2005 first quarter matures within the next twelve months.

Foreign Currency Risk. We transact business in U.S. dollars. Our exposure to changes in foreign currency rates has been limited to a related party obligation payable in Canadian dollars, which totals approximately $58,000 (U.S.) at March 31, 2005. Foreign currency exchange rate fluctuations do not have a material effect on our results of operations.

ITEM 4. CONTROLS AND PROCEDURES

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, and have determined there to be no reportable changes.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 6, "Litigation," of the Financial Statements included in this Report.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)   Unregistered Sales of Equity Securities.

None. Subsequent to the quarter ended March 31, 2005, the registrant reported the sale of unregistered secured demand convertible promissory notes on a Form 8-K dated April 26, 2005.

(b)   Use of Proceeds From Sales of Registered Securities.

Not applicable.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5. OTHER INFORMATION

On January 31, 2005, theglobe.com, inc., and Promotion Display Technology Ltd. ("PDT"), entered into a termination of agreement related to an agreement dated August 7, 2003 for the purchase of USB handsets. The provisions of this termination of agreement are discussed in Item 6 under the caption "Loss on Settlement of Contractual Obligation" in the discussion of our results of operations for the year ended December 31, 2004 compared to the year ended December 31, 2003, as included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

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


ITEM 6. EXHIBITS

4.1   Form of Secured Demand Convertible Promissory Note (2).

4.2 Security Agreement dated April 22, 2005 by theglobe.com, inc. and certain other parties named therein (2).

4.3   Unconditional Guaranty Agreement dated April 22, 2005 (2).

10.1  Termination   of   Agreement   dated  as  of  January  31,  2005   between
      theglobe.com, inc. and Promotion and Display Technology Ltd. (1).

10.2 Consulting Agreement effective as of February 2, 2005 (fully executed as of March 28, 2005) between theglobe.com, inc. and Albert J. Detz (1).

10.3  Carrier  Services  Agreement  between XO  Communications,  Inc. and Direct
      Partner Telecom, Inc., as amended and made effective by the First Amendment to the Carrier Services Agreement dated March 25, 2005 (1).

10.4 Note Purchase Agreement dated April 22, 2005 between theglobe.com, inc. and certain named investors (2).

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

----------

(1) Incorporated by reference from our Form 10-KSB for the year ended December 31, 2004, filed on March 30, 2005.

(2)   Incorporated by reference from our Form 8-K filed on April 26, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 13, 2005                          theglobe.com, inc.


                                         By:  /s/ Michael S. Egan
                                              ----------------------------------
                                              Michael S. Egan
                                              Chief Executive Officer
                                              (Principal Executive Officer)


                                         By:  /s/ Edward A. Cespedes
                                              ----------------------------------
                                              Edward A. Cespedes
                                              President, Chief Financial Officer
                                              (Principal Financial Officer)

EXHIBIT INDEX

4.1   Form of Secured Demand Convertible Promissory Note (2).

4.2 Security Agreement dated April 22, 2005 by theglobe.com, inc. and certain other parties named therein (2).

4.3   Unconditional Guaranty Agreement dated April 22, 2005 (2).

10.1  Termination   of   Agreement   dated  as  of  January  31,  2005   between
      theglobe.com, inc. and Promotion and Display Technology Ltd. (1).

10.2 Consulting Agreement effective as of February 2, 2005 (fully executed as of March 28, 2005) between theglobe.com, inc. and Albert J. Detz (1).

10.3  Carrier  Services  Agreement  between XO  Communications,  Inc. and Direct
      Partner Telecom, Inc., as amended and made effective by the First Amendment to the Carrier Services Agreement dated March 25, 2005 (1).

10.4 Note Purchase Agreement dated April 22, 2005 between theglobe.com, inc. and certain named investors (2).

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

---------------

(1) Incorporated by reference from our Form 10-KSB for the year ended December 31, 2004, filed on March 30, 2005.

(2)   Incorporated by reference from our Form 8-K filed on April 26, 2005.