Form 10-Q
period 2005-06-30
THEGLOBE COM INC
filed 2005-08-12
CIK 1066684

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                       OR

          | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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


                     110 EAST BROWARD BOULEVARD, SUITE 1400
                           FORT LAUDERDALE, FL. 33301
                 ----------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (954) 769 - 5900
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes | | No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|

The number of shares outstanding of the Registrant's Common Stock, $.001 par value (the "Common Stock") as of August 5, 2005 was 186,870,723.

                               THEGLOBE.COM, INC.
                                    FORM 10-Q


                                TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

        Condensed Consolidated Balance Sheets at June 30, 2005 (unaudited)
        and December 31, 2004                                                 3

        Unaudited Condensed Consolidated Statements of Operations for
        the three and six months ended June 30, 2005 and 2004                 4

        Unaudited Condensed Consolidated Statements of Cash Flows for
        the six months ended June 30, 2005 and 2004                           5

        Notes to Unaudited Condensed Consolidated Financial Statements        6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                            18

Item 3. Quantitative and Qualitative Disclosures about Market Risk           49

Item 4. Controls and Procedures                                              49

PART II: OTHER INFORMATION

Item 1. Legal Proceedings                                                    50

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          50

Item 3. Defaults Upon Senior Securities                                      50

Item 4. Submission of Matters to a Vote of Security Holders                  50

Item 5. Other Information                                                    50

Item 6. Exhibits                                                             50

SIGNATURES                                                                   51

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       THEGLOBE.COM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           JUNE 30,        DECEMBER 31,
                                                             2005             2004
                                                        --------------    -------------
                             ASSETS                       (UNAUDITED)
                             ------
Current Assets:
  Cash and cash equivalents                             $    4,976,487    $   6,828,200
  Marketable securities                                         42,736           42,736
  Accounts receivable, less allowance for doubtful
    accounts of approximately $248,000 and
    $274,000, respectively                                   8,210,661        7,740,692
  Inventory, less reserves of approximately
    $315,000 and $1,333,000, respectively                      247,195          589,579
  Prepaid expenses                                             995,946        1,590,139
  Deposits on inventory purchases                               77,250           77,250
  Other current assets                                         277,647          316,926
                                                         -------------    -------------
       Total current assets                                 14,827,922       17,185,522

Goodwill                                                    11,709,952       11,702,317
Intangible assets                                            2,045,211        1,680,000
Property and equipment, net                                  2,931,215        3,406,370
Other assets                                                    95,422           42,956
                                                         -------------    -------------
       Total assets                                      $  31,609,722    $  34,017,165
                                                         =============    =============

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------
Current Liabilities:
  Accounts payable                                       $   8,701,615    $   7,447,550
  Accrued expenses and other current liabilities             3,479,574        2,803,544
  Deferred revenue                                             266,719          739,665
  Notes payable and current portion of long-term debt        4,131,379        1,277,405
                                                         -------------    -------------
       Total current liabilities                            16,579,287       12,268,164

Long-term debt                                                   7,264           26,997
Other long-term liabilities                                    130,366          204,616
                                                         -------------    -------------
       Total liabilities                                    16,716,917       12,499,777
                                                         -------------    -------------
Stockholders' Equity:
  Common stock, $0.001 par value; 500,000,000 shares
    authorized; 187,355,004 and 174,315,678 shares
    issued at June 30, 2005 and December 31, 2004,
    respectively                                               187,355          174,316
  Additional paid-in capital                               286,070,574      282,289,404
  Treasury stock, 699,281 common shares, at cost              (371,458)        (371,458)
  Accumulated deficit                                     (270,993,666)    (260,574,874)
                                                         -------------    -------------
       Total stockholders' equity                           14,892,805       21,517,388
                                                         -------------    -------------
       Total liabilities and stockholders' equity        $  31,609,722    $  34,017,165
                                                         =============    =============


See notes to unaudited condensed consolidated financial statements.

                       THEGLOBE.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                    Three Months Ended June 30,      Six Months Ended June 30,
                                   ----------------------------    ---------------------------
                                       2005            2004             2005          2004
                                   ------------    ------------    ------------   ------------
                                            (UNAUDITED)                    (UNAUDITED)
Net Revenue                        $  9,986,318    $    826,230    $ 19,425,046   $  1,682,227
                                   ------------    ------------    ------------   ------------
Operating Expenses:
  Cost of revenue                     8,365,350       2,170,299      16,638,712      3,493,426
  Sales and marketing                 1,002,506       1,894,935       2,175,902      2,722,231
  Product development                   328,416         190,668         654,257        366,184
  General and administrative          3,159,995       1,574,383       6,099,641      3,646,400
  Depreciation                          383,996         276,350         752,539        492,350
  Amortization of intangible assets     108,800          22,232         198,800         42,343
                                   ------------    ------------    ------------   ------------
                                     13,349,063       6,128,867      26,519,851     10,762,934
                                   ------------    ------------    ------------   ------------

Loss from Operations                 (3,362,745)     (5,302,637)     (7,094,805)    (9,080,707)
                                   ------------    ------------    ------------   ------------

Other Expense:
  Interest expense, net              (3,041,699)         (8,294)     (3,029,574)      (802,123)
  Other expense, net                    (49,549)        (45,030)       (278,837)      (134,829)
                                   ------------    ------------    ------------   ------------
                                     (3,091,248)        (53,324)     (3,308,411)      (936,952)
                                   ------------    ------------    ------------   ------------

Loss Before Provision for Income
  Taxes                              (6,453,993)     (5,355,961)    (10,403,216)   (10,017,659)

Provision (Benefit) for Income
  Taxes                                    (774)             --          15,576             --
                                   ------------    ------------    ------------   ------------
Net Loss                           $ (6,453,219)   $ (5,355,961)   $(10,418,792)  $(10,017,659)
                                   ============    ============    ============   ============

Basic and Diluted Net Loss Per
  Common Share                     $      (0.04)   $      (0.04)   $      (0.06)  $      (0.10)
                                   ============    ============    ============   ============

Weighted Average Common Shares
  Outstanding                       180,494,000     134,841,000     177,680,000    102,914,000
                                   ============    ============    ============   ============


See notes to unaudited condensed consolidated financial statements.

                       THEGLOBE.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Six Months Ended June 30,
                                                                 ----------------------------
                                                                     2005            2004
                                                                 ------------    ------------
                                                                         (UNAUDITED)
Cash Flows from Operating Activities:
  Net loss                                                       $(10,418,792)   $(10,017,659)
  Adjustments to reconcile net loss to net cash
    and cash equivalents used in operating activities:
      Depreciation and amortization                                   951,339         534,693
      Provision for uncollectible accounts receivable                      --         121,509
      Provision for excess and obsolete inventory                      43,839          16,515
      Non-cash interest expense                                     3,000,000         735,416
      Reserve against amounts loaned to Tralliance prior
        to acquisition                                                280,000         222,500
      Contingent commissions expenses                                      --         155,968
      Employee stock compensation                                     367,870         168,304
      Compensation related to non-employee stock options              139,597         332,094
      Other, net                                                         (324)          9,347

      Changes in operating assets and liabilities, net of acquisition:
        Accounts receivable, net                                     (469,969)        138,497
        Inventory, net                                                298,545        (548,346)
        Prepaid and other current assets                              638,908        (690,108)
        Accounts payable                                            1,178,175         315,443
        Accrued expenses and other current liabilities                439,275         268,123
        Deferred revenue                                             (472,946)          3,113
                                                                 ------------    ------------
            Net cash and cash equivalents used in operating
                activities                                         (4,024,483)     (8,234,591)
                                                                 ------------    ------------
Cash Flows from Investing Activities:
  Proceeds from sales and maturities of marketable securities              --         225,070
  Purchases of property and equipment                                (277,384)     (1,696,525)
  Net cash acquired in acquisition of Tralliance                       14,450              --
  Amounts loaned to Tralliance prior to acquisition                  (280,000)       (182,500)
  Patent costs incurred                                                    --         (66,079)
  Other, net                                                          (52,466)        (14,500)
                                                                 ------------    ------------
            Net cash and cash equivalents used in
                investing activities                                 (595,400)     (1,734,534)
                                                                 ------------    ------------
Cash Flows from Financing Activities:
  Borrowings on notes payable and long-term debt                    3,000,000       2,000,000
  Payments on notes payable and long-term debt                       (245,435)        (85,573)
  Proceeds from issuance of common stock, net                              --      26,974,344
  Proceeds from exercise of common stock options                        3,094         177,046
  Proceeds from exercise of warrants                                   10,511          10,918
  Payments of other long-term liabilities, net                             --        (119,711)
                                                                 ------------    ------------
            Net cash and cash equivalents provided by
                financing activities                                2,768,170      28,957,024
                                                                 ------------    ------------
Net Increase (Decrease) in Cash and Cash Equivalents               (1,851,713)     18,987,899

Cash and Cash Equivalents, at beginning of period                   6,828,200       1,061,702
                                                                 ------------    ------------
Cash and Cash Equivalents, at end of period                      $  4,976,487    $ 20,049,601
                                                                 ============    ============

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

On November 14, 2002, the Company acquired certain Voice over Internet Protocol ("VoIP") assets and is now pursuing opportunities related to this acquisition. In exchange for the assets, the Company issued warrants to acquire 1,750,000 shares of its Common Stock and an additional 425,000 warrants as part of an earn-out structure upon the attainment of certain performance targets. The earn-out performance targets were not achieved and the 425,000 earn-out warrants expired on December 31, 2003.

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

On September 1, 2004, the Company acquired SendTec, Inc. ("SendTec"), a direct response marketing services and technology company. As more fully discussed in
Note 3, "Acquisitions," the Company paid $6.0 million in cash, excluding transaction costs, and issued debt and equity securities valued at a total of approximately $12 million to purchase SendTec.

As more fully discussed in Note 3, "Acquisitions," on May 9, 2005, the Company exercised its option to acquire Tralliance Corporation ("Tralliance"), a company which had recently entered into an agreement to become the registry for the ".travel" top-level Internet domain. The Company issued 2,000,000 shares of its Common Stock, warrants to acquire 475,000 shares of its Common Stock and paid $40,000 in cash to acquire Tralliance.

As of June 30, 2005, the Company's revenue sources were derived principally from the acquired operations of SendTec which comprises our marketing services division, and to a lesser extent from the operations of our games related businesses. The Company's retail VoIP products and services have yet to produce any significant revenue. Tralliance does not expect to begin collecting fees from ".travel" registrars for its services until sometime around September 2005.

(b)   PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries from their respective dates of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

(c)   UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The unaudited interim condensed consolidated financial statements of the Company as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed consolidated financial statements.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2005 and the results of its operations and its cash flows for the three and six months ended June 30, 2005 and 2004.

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

(e)   CASH AND CASH EQUIVALENTS

Cash equivalents consist of money market funds and highly liquid short-term investments with qualified financial institutions. The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents in the accompanying condensed consolidated balance sheet at June 30, 2005, was approximately $31,000 of cash held in escrow for purposes of sweepstakes promotions being conducted by the VoIP telephony division.

(f)   MARKETABLE SECURITIES

The Company accounts for its investment in debt and equity securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." All such investments were classified as available-for-sale as of June 30, 2005 and December 31, 2004. Available-for-sale securities are stated at market value, which approximates fair value, and unrealized holding gains and losses are excluded from earnings and included as a component of stockholders' equity until realized.

Available-for-sale securities at June 30, 2005 and December 31, 2004, consisted of U.S. Treasury Bills with a cost basis and fair value of $42,736. During the three and six months ended June 30, 2005 and 2004, the Company had no significant gross realized gains or losses on sales of available-for-sale securities.

(g)   COMPREHENSIVE INCOME (LOSS)

The Company reports comprehensive income (loss) in accordance with SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income (loss) generally represents all changes in stockholders' equity during the year except those resulting from investments by, or distributions to, stockholders. The Company's comprehensive loss was approximately $10.4 million and $10.0 million for the six months ended June 30, 2005 and 2004, respectively, which approximated the Company's reported net loss.

(h)   INVENTORY

Inventories are recorded on a first in, first out basis and valued at the lower of cost or market value. The Company's reserve for excess and obsolete inventory as of June 30, 2005 and December 31, 2004, was approximately $315,000 and $1,333,000, respectively.

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

(i)   CONCENTRATION OF CREDIT RISK

Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities and trade accounts receivable. The Company maintains its cash and cash equivalents with various financial institutions and invests its funds among a diverse group of issuers and instruments. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. Amounts receivable from four of SendTec's customers represented approximately $3,470,000, or 47%, of SendTec's total accounts receivable as of June 30, 2005. Concentration of credit risk in the Company's computer games and VoIP telephony services divisions is generally limited due to the large number of customers in these businesses.

(j)   REVENUE RECOGNITION

COMPUTER GAMES BUSINESSES

Advertising revenue from the sale of print advertisements under short-term contracts in the Company's magazine publications are recognized at the on-sale date of the magazines.

Newsstand sales of the Company's magazine publications are recognized at the on-sale date of the magazines, net of provisions for estimated returns. Subscription revenue, which is net of agency fees, is deferred when initially received and recognized as income ratably over the subscription term.

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

Due to the Company's net losses, the effect of potentially dilutive securities or common stock equivalents that could be issued was excluded from the diluted net loss per common share calculation due to the anti-dilutive effect. Such potentially dilutive securities and common stock equivalents consisted of the following for the periods ended June 30:

                                           2005         2004
                                        ----------   ----------
Options to purchase common stock        20,302,000    9,923,000
Common shares issuable upon exercise
    of warrants                         11,816,000   20,880,000
Common shares issuable upon conversion
    of Convertible Notes                60,000,000           --
                                        ----------   ----------
Total                                   92,118,000   30,803,000
                                        ==========   ==========

(l)   RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, "Accounting for Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 applies to all voluntary changes in accounting principles and requires retrospective application to prior periods' financial statements of changes in accounting principles. This statement also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this standard to have a material impact on its financial condition, results of operations or liquidity.

In March 2005, the FASB issued Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations," an interpretation of FASB Statement No. 143, "Accounting for Asset Retirement Obligations." The interpretation clarifies that the term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The effective date of this interpretation is no later than the end of fiscal years ending after December 15, 2005. The Company is currently investigating the effect, if any, that FIN 47 would have on the Company's financial position, cash flows and results of operations.

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

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This standard replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The standard requires companies to expense the fair value of stock options on the grant date and is effective for annual periods beginning after June 15, 2005. In accordance with the revised statement, the expense attributable to stock options granted or vested subsequent to January 1, 2006 will be required to be recognized by the Company. The precise impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will depend on the levels of share-based payments that are granted in the future. However, the Company believes that the adoption of this standard may have a significant effect on the Company's results of operations or financial position.

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

In December 2003, the FASB issued FIN No. 46-R, "Consolidation of Variable Interest Entities." FIN 46-R, which modifies certain provisions and effective dates of FIN 46, sets forth the criteria to be used in determining whether an investment in a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. The Company believes that currently, it does not have any material arrangements that meet the definition of a variable interest entity which would require consolidation.

(m)   RECLASSIFICATIONS

Certain 2004 amounts have been reclassified to conform to the 2005 presentation.

(2)   GOING CONCERN CONSIDERATIONS

The Company's June 30, 2005 condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations since inception, has an accumulated deficit as of June 30, 2005, of $270,993,666 and has recorded impairment charges related to its VoIP telephony services division totaling
$2,570,359 through the end of 2004. Net cash and cash equivalents used in operations totaled $4,024,483 for the first six months of 2005 due primarily to net losses incurred by its VoIP telephony services division. At June 30, 2005, the Company's sole source of liquidity consisted of $4,976,487 of cash and cash equivalents and as further discussed below, $1,000,000 in borrowings potentially available under the Note Purchase Agreement between the Company and E&C Capital Partners, LLLP and E&C Capital Partners II, Ltd. The Company continues to incur substantial consolidated net losses and management believes the Company will continue to be unprofitable for the foreseeable future. These conditions raise significant doubt about the Company's ability to continue as a going concern.

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

During the first quarter of 2005, the Company reevaluated its existing VoIP telephony services business plan and subsequently terminated or is currently in the process of terminating and/or modifying certain of its existing product offerings and marketing programs. Additionally, the Company began to develop and test certain new VoIP products and features, some of which were completed and released during the second quarter of 2005. The Company also, during the first quarter of 2005, made the decision to discontinue using its SendTec business to perform marketing services for its VoIP business, and to instead dedicate 100% of SendTec's marketing resources to support and grow its own third party revenue producing customer base. Additionally, in order to reduce its near term consolidated net losses and cash usage, the Company implemented a number of cost-reduction actions at its VoIP telephony services business, including decreases in personnel and salary levels, carrier and data center costs, and marketing/advertising expenses during the first quarter of 2005.

Management believes that it will be difficult to implement its new VoIP product and marketing plans, once fully developed and tested, without significant additional cash being provided from a prospective financing or sale transaction(s). Should the Company's new VoIP product offerings achieve market acceptance and significantly increase the Company's current customer and revenue base, additional cash resources to fund capital expenditures related to the Company's VoIP network and billing systems and to fund future marketing and other business development costs would be required.

There can be no assurance that the Company's new VoIP product offerings will be successful in attracting a sufficient number of new customers to its VoIP network and increasing telephony revenue to desired levels. Even if the Company is able to raise additional capital, management may at any time decide to terminate the operations of its VoIP telephony services business, either by asset sale or abandonment, if future investment returns are considered inadequate and/or preferable investment alternatives exist. The Company may alternatively decide to enter into new lines of business. (See Note 3, "Acquisitions," for further details regarding the Company's acquisition of Tralliance Corporation in May 2005).

On April 22, 2005, entities controlled by our Chairman and Chief Executive Officer entered into an agreement with the Company pursuant to which the entities acquired secured demand convertible promissory notes in the aggregate amount of $1,500,000 together with options to acquire an additional $2,500,000 in the aggregate of such notes on or before July 22, 2005. On June 1, 2005, the Noteholders exercised a portion of the Option and acquired an additional $1,500,000 of Convertible Notes. On July 18, 2005, the Noteholders exercised the remainder of the Option and acquired an additional $1,000,000 of Convertible Notes (see Note 4, "Debt," for further details). The proceeds from the sale of the notes are intended to provide the Company with temporary short-term liquidity to operate its businesses while it seeks to raise additional capital, which may involve the potential sale of one or more of the Company's subsidiaries, including SendTec. The Company's cash and cash equivalents balance at August 5, 2005, inclusive of the proceeds received from the sale of the Convertible Notes, was approximately $5,400,000.

On August 10, 2005, the Company entered into an asset purchase agreement with RelationServe Media, Inc. ("RelationServe") whereby the Company agreed to sell all of the business and substantially all of the net assets of its SendTec marketing services subsidiary to RelationServe for $37,500,000 in cash, subject to certain net working capital adjustments. RelationServe has also agreed to separately provide certain substantial RelationServe stock ownership consideration to SendTec management at the time of closing. The closing of the asset sale is subject to the satisfaction of a number of closing conditions including distribution of an information statement describing the asset sale to our stockholders and entry into a redemption agreement whereby the Company will redeem approximately 28,900,000 shares of its Common Stock, and cancel certain other options and warrants, owned by management and certain employees of SendTec for approximately $12,500,000 in cash. These shares and related options and warrants were issued to SendTec management in connection with the Company's acquisition of SendTec. The Company anticipates filing the information statement with the Securities and Exchange Commission (the "SEC" or "Commission") in the near future and will distribute the information statement to its stockholders as soon as practicable after the information statement has been cleared by the SEC, with the closing anticipated to occur approximately 20 days thereafter (See Note 9, "Subsequent Events").

SUMMARY

If the Company is not successful in consummating the RelationServe asset sale or in entering into an other financing, sale, or business transaction that otherwise infuses sufficient additional cash resources into the Company by no later than sometime during the fourth quarter of 2005, management believes that the Company will no longer be able to continue the implementation of its current VoIP business plan. As a result, it is likely that the Company would be required to either temporarily suspend or permanently shutdown the operation of its VoIP telephony services business. Additionally, in such event, management believes that it may also be required to revise the business plan of some or all of its other business segments and/or further implement company-wide cost-reduction programs. There can be no assurance that the Company would be successful in implementing such revised business plans and effectively restructuring its businesses so that the Company would have the ability to continue to operate as a going concern in the future.

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(3)   ACQUISITIONS

TRALLIANCE CORPORATION

On February 25, 2003, theglobe.com entered into a Loan and Purchase Option Agreement, as amended, with Tralliance, an Internet related business venture, pursuant to which it agreed to fund, in the form of a loan, at the discretion of the Company, Tralliance's operating expenses and obtained the option to acquire all of the outstanding capital stock of Tralliance in exchange for, when and if exercised, $40,000 in cash and the issuance of an aggregate of 2,000,000 unregistered restricted shares of theglobe.com's Common Stock (the "Option"). The Loan was secured by a lien on the assets of the venture. On May 5, 2005, Tralliance and the Internet Corporation for Assigned Names and Numbers ("ICANN") entered into an agreement designating Tralliance as the registry for the ".travel" top-level domain. On May 9, 2005, the Company exercised its option to acquire all of the outstanding capital stock of Tralliance. The purchase price consisted of the issuance of 2,000,000 shares of theglobe.com Common Stock, warrants to acquire 475,000 shares of theglobe.com Common Stock and $40,000 in cash. The warrants are exercisable for a period of five years at an exercise price of $0.11 per share. As part of the transaction, 10,000 shares of theglobe.com Common Stock were also issued to a third party in payment of a finder's fee resulting from the acquisition. The Common Stock issued as a result of the acquisition of Tralliance is entitled to certain "piggy-back" registration rights. In addition, as part of the transaction, the Company agreed to pay approximately $154,000 in outstanding liabilities of Tralliance immediately after the closing of the acquisition.

The preliminary Tralliance purchase price allocation was as follows:



Cash                   $  54,000
Other current assets       6,000
Intangible assets        564,000
Assumed liabilities     (370,000)
                       ---------
                       $ 254,000
                       =========

Upon acquisition, the existing CEO and CFO of Tralliance entered into employment agreements, which include certain non-compete provisions, whereby each would agree to remain in the employ of Tralliance for a period of two years in exchange for annual base compensation totaling $400,000 plus participation in a bonus pool based upon the pre-tax income of the venture.

The value assigned to the intangible assets acquired is being amortized on a straight-line basis over the expected useful life. Annual amortization expense of the intangible assets is estimated to be approximately $75,200 in 2005, $112,800 for 2006 through 2009 and $37,600 in 2010. The related accumulated amortization as of June 30, 2005 was $18,800 and amortization expense totaled $18,800 for the three and six months ended June 30, 2005.

Advances to Tralliance totaled $1,281,500 prior to its acquisition by the Company. Due to the uncertainty of the ultimate collectibility of the Loan, the Company had historically provided a reserve equal to the full amount of the funds advanced to Tralliance. Additions to the reserve of $50,000 and $112,500 were included in other expense in the accompanying condensed consolidated statements of operations for the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, additions to the reserve of $280,000 and $222,500, respectively, were included in other expense in the accompanying condensed consolidated statements of operations.

The following pro forma condensed consolidated results of operations for the three and six months ended June 30, 2005 and 2004 assumes the acquisition of Tralliance occurred as of January 1, 2004. The pro forma information is not necessarily indicative of what the actual results of operations of the combined company would have been had the acquisition occurred on January 1, 2004, nor is it necessarily indicative of future results.

         PRO FORMA RESULTS:                            2005            2004
                                                   ------------    ------------
Three months ended June 30,
  Net revenue                                      $  9,986,000    $    826,000
  Net loss                                           (6,486,000)     (5,387,000)

  Basic and diluted net loss per common share      $      (0.04)   $      (0.04)


Six months ended June 30,
  Net revenue                                      $ 19,425,000    $  1,682,000
  Net loss                                          (10,449,000)    (10,139,000)

  Basic and diluted net loss per common share      $      (0.06)   $      (0.10)


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
                         ------------
                         $ 18,398,000
                         ============

In addition, warrants to acquire shares of theglobe.com Common Stock will be issued to the former shareholders of SendTec when and if SendTec exceeds forecasted operating income, as defined, of $10.125 million, for the year ending December 31, 2005. The number of earn-out warrants may range from an aggregate of approximately 250,000 to 2,500,000 (if actual operating income exceeds the forecast by at least 10%). Because the number of warrants that will be earned is not yet determinable, no consideration related to this contingency was included in the determination of the SendTec purchase price.

As part of the Merger, 100,000 shares of Series H Preferred Stock (which were subsequently converted into 10 million shares of Common Stock) (the "Escrow Shares") are being held in escrow for potential recovery by the Company in the event of a breach of the Merger Agreement by SendTec or its former shareholders. In general, the Escrow Shares, together with the sums which we would otherwise be obligated to pay under the subordinated promissory note, are the sole source of recourse against the former shareholders of SendTec in the event of breach of the Merger Agreement and theglobe would not have recourse against the cash portion or other shares of Common Stock distributed to the former shareholders of SendTec as part of the merger consideration. Assuming no claims are then pending, the Escrow Shares will be distributed to the former shareholders of SendTec after expiration of one year from the date of closing.

As part of the SendTec acquisition transaction, certain executives of SendTec entered into new employment agreements with SendTec. The employment agreements each have a term of five years and automatically renew for an additional year at expiration unless either party provides the requisite notice of non-renewal. The agreements also contain certain non-compete provisions for periods as specified by the agreements. The $1,800,000 value assigned to the non-compete agreements is being amortized on a straight-line basis over five years. Annual amortization expense of the non-compete agreements is estimated to be $360,000 in 2005 through 2008 and $240,000 in 2009. The related accumulated amortization as of June 30, 2005 and December 31, 2004, was $300,000 and $120,000, respectively. Amortization expense totaled $90,000 and $180,000 for the three and six months ended June 30, 2005, respectively.

The following pro forma condensed consolidated results of operations for the three and six months ended June 30, 2004 assumes the acquisition of SendTec occurred as of January 1, 2004. The pro forma results reflected below include SendTec's revenue utilizing the revenue recognition methods employed by the Company since SendTec's date of acquisition. The pro forma information is not necessarily indicative of what the actual results of operations of the combined company would have been had the acquisition occurred on January 1, 2004, nor is it necessarily indicative of future results.


PRO FORMA RESULTS

Period ended June 30, 2004                         Three Months     Six Months
                                                   ------------    ------------
Net revenue                                        $  8,987,000    $ 17,090,000
Net loss                                             (4,691,000)     (8,457,000)

Basic and diluted net loss per common share        $      (0.03)   $      (0.06)

Weighted average common shares                      169,842,000     137,915,000

See Note 9, "Subsequent Events," for a discussion of the agreement to sell SendTec's business and assets entered into by the Company on August 10, 2005.

(4)   DEBT

On April 22, 2005, E&C Capital Partners, LLLP and E&C Capital Partners II, Ltd. (the "Noteholders"), entities controlled by the Company's Chairman and Chief Executive Officer, entered into a Note Purchase Agreement (the "Agreement") with theglobe pursuant to which they acquired secured demand convertible promissory notes (the "Convertible Notes") in the aggregate principal amount of $1,500,000. Under the terms of the Agreement, the Noteholders were also granted the optional right, for a period of 90 days from the date of the Agreement, to purchase additional Convertible Notes such that the aggregate principal amount of Convertible Notes issued under the Agreement may total $4,000,000 (the "Option"). On June 1, 2005, the Noteholders exercised a portion of the Option and acquired an additional $1,500,000 of Convertible Notes. Subsequent to the end of the 2005 second quarter, the Noteholders exercised the remainder of the Option and acquired an additional $1,000,000 of Convertible Notes.

The Convertible Notes are convertible at the option of the Noteholders into shares of the Company's Common Stock at an initial price of $0.05 per share.
Assuming full conversion of all Convertible Notes, 80,000,000 shares of the Company's Common Stock would be issued to the Noteholders. The Convertible Notes provide for interest at the rate of ten percent per annum and are secured by a pledge of substantially all of the assets of the Company. The Convertible Notes are due and payable five days after demand for payment by the Noteholders. Based upon its current financial position, the Company would not have the resources to pay the Convertible Notes following any such demand.

As the Notes were immediately convertible into common shares of the Company at issuance, an aggregate of $3,000,000 of non-cash interest expense was recorded during the 2005 second quarter as a result of the beneficial conversion features of the Convertible Notes. An additional $1,000,000 of non-cash interest expense related to the beneficial conversion features of the Convertible Notes was recorded subsequent to the end of the 2005 second quarter as a result of the Noteholders acquisition of the remainder of the Convertible Notes available under the Option. The value attributed to the beneficial conversion features was calculated by comparing the fair value of the underlying common shares of the Convertible Notes on the date of issuance based on the closing price of theglobe's Common Stock as reflected on the OTCBB to the conversion price and was limited to the aggregate proceeds received from the issuance of the Convertible Notes.

(5)   STOCK OPTION PLANS

A total of 5,584,750 stock options were granted during the six months ended June 30, 2005, including grants of 650,000 stock options to non-employees. A total of 1,285,000 stock options were granted during the six months ended June 30, 2004, including grants of 215,000 stock options to non-employees. Compensation expense of $339,870 was recorded during the six months ended June 30, 2005, primarily related to vesting of prior year employee option grants with below-market exercise prices. In addition, $28,000 of compensation expense was recorded during the first six months of 2005 as a result of the accelerated vesting of stock options issued to a terminated employee. The remaining $139,597 of stock compensation expense recorded during the first six months of 2005 resulted from the vesting of non-employee stock options granted in prior years, as well as expense resulting from stock options granted to non-employees during the first half of 2005. During the six months ended June 30, 2004, stock compensation expense included $151,116 related to employee option grants with below-market exercise prices, $17,188 related to the accelerated vesting of stock options issued to a terminated employee and $332,094 recognized with respect to non-employee stock options. A total of 218,226 stock options were exercised and a total of 1,048,742 stock options were cancelled during the six months ended June 30, 2005.

In 2000, the Company re-priced a group of stock options issued to its employees. The Company is accounting for these re-priced options using variable accounting in accordance with FIN No. 44. No compensation expense was recorded in connection with the re-priced stock options during the six months ended June 30, 2005 and 2004. At June 30, 2005, a total of 29,060 options remained outstanding which were being accounted for in accordance with FIN No. 44.

The Company estimates the fair value of each stock option at the grant date by using the Black Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005: no dividend yield; an expected life of three to five years; 160% expected volatility and a risk free interest rate of 3.00% to 4.00%.

In accordance with SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based awards granted to employees. The following table presents the Company's pro forma net loss for the three and six months ended June 30, 2005 and 2004, had the Company determined compensation cost based on the fair value at the grant date for all of its employee stock options issued under SFAS No. 123:

                                 Three Months Ended June 30,        Six Months Ended June 30,
                               ------------------------------     -----------------------------
                                   2005            2004               2005             2004
                               -------------   --------------     -------------   -------------
Net loss - as reported         $  (6,453,219)  $  (5,355,961)     $ (10,418,792)  $ (10,017,659)

   Add: Stock-based employee
     compensation expense
     included in net loss as
     reported                        159,589          17,771            367,870         168,304

   Deduct: Total stock-based
     employee compensation
     expense determined under
     fair value method for all
     awards                         (538,370)       (139,810)          (835,078)       (982,645)
                               -------------   -------------      -------------   -------------
Net loss - pro forma           $  (6,832,000)  $  (5,478,000)     $ (10,886,000)  $ (10,832,000)
                               =============   =============      =============   =============
Basic net loss per share -
   as reported                 $       (0.04)  $       (0.04)     $       (0.06)  $       (0.10)
                               =============   =============      =============   =============
Basic net loss per share -
   pro forma                   $       (0.04)  $       (0.04)     $       (0.06)  $       (0.11)
                               =============   =============      =============   =============

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

The Company has approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of the Company and the Individual Defendants for the conduct alleged in the action to be wrongful. The Company would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers' settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. The Company currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and the Company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, we do not expect that the settlement will involve any payment by the Company. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from the Company's insurance carriers should arise, the Company's maximum financial obligation to plaintiffs pursuant to the settlement agreement would be no more than $3.4 million. On February 15, 2005, the court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. The Court ruled that the issuer defendants and the plaintiffs were required to submit a revised settlement agreement which provides for a mutual bar of all contribution claims by the settling and non-settling parties and does not bar the parties from pursuing other claims. The issuers and plaintiffs have submitted to the Court a revised settlement agreement consistent with the Court's opinion. The revised settlement agreement has been approved by all of the issuer defendants who are not in bankruptcy. The underwriter defendants will have an opportunity to object to the revised settlement agreement. There is no assurance that the Court will grant final approval to the settlement. If the settlement agreement is not approved and the Company is found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than the Company's insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

On December 16, 2004, the Company, together with its wholly-owned subsidiary, voiceglo Holdings, Inc., were named as defendants in NeoPets, Inc. v. voiceglo Holdings, Inc. and theglobe.com, inc., a lawsuit filed in Los Angeles Superior Court. The Company and its subsidiary, were parties to an agreement dated May 6, 2004, with NeoPets, Inc. ("NeoPets"), whereby NeoPets agreed to host a voiceglo advertising feature on its website for the purpose of generating registered activations of the voiceglo product featured. Consideration to NeoPets was to include specified commissions, including cash payments based on registered activations, as defined, as well as the issuance of Common Stock of theglobe.com and additional cash payments, upon the attainment of certain performance criteria. NeoPets' complaint asserts claims for breach of contract and specific performance and seeks payment of approximately $2.5 million in cash, plus interest, as well as the issuance of 1,000,000 shares of theglobe.com Common Stock. On February 22, 2005, the Company and voiceglo answered the complaint and asserted cross-claims against NeoPets for fraud and deceit, rescission, breach of contract, breach of the implied covenant of good faith and fair dealing and set-off. NeoPets answered the cross-claims on March 24, 2005.

During 2004, the Company recorded amounts due for commissions pursuant to the terms of the agreement totaling approximately $246,000. On August 5, 2005, the Company, together with voiceglo Holdings, Inc., its wholly-owned subsidiary, and NeoPets (collectively "the Parties") agreed to amicably resolve their dispute and entered into a settlement agreement (the "Settlement Agreement"). Under the terms of the Settlement Agreement, the Parties agreed to dismiss the lawsuit, release each other from all claims and to terminate their May 6, 2004 website advertising agreement in consideration for voiceglo Holdings, Inc. making cash payments totaling $200,000 to NeoPets within thirty days of the date of the Settlement Agreement.

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

(7)   SEGMENTS AND GEOGRAPHIC INFORMATION

The Company applies the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for operating segments of a company. SFAS No. 131 requires disclosures of selected segment-related financial information about products, major customers and geographic areas. Effective with the May 9, 2005 acquisition of Tralliance, the Company was organized in four operating segments for purposes of making operating decisions and assessing performance: the computer games division, the Internet services division, the marketing services division and the VoIP telephony services division. The computer games division consists of the operations of the Company's magazine publications and the associated websites and the operations of Chips & Bits, Inc., its games distribution business. The Internet services division consists of the newly acquired operations of Tralliance. The marketing services division consists of the operations of the Company's subsidiary, SendTec. The VoIP telephony services division is principally involved in the sale of telecommunications services over the Internet to consumers.

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

The following table presents financial information regarding the Company's different segments:

                                         Three Months Ended June 30,     Six Months Ended June 30,
                                         ---------------------------    ---------------------------
                                             2005           2004            2005           2004
                                         ------------   ------------    ------------   ------------
NET REVENUE:
Computer games                           $    555,383   $    718,425    $  1,116,775   $  1,474,874
Marketing services                          9,363,783             --      18,469,603             --
VoIP telephony services                        76,293        107,805         163,385        207,353
Intersegment eliminations                      (9,141)            --        (324,717)            --
                                         ------------   ------------    ------------   ------------
                                         $  9,986,318   $    826,230    $ 19,425,046   $  1,682,227
                                         ============   ============    ============   ============

INCOME (LOSS) FROM OPERATIONS:
Computer games                           $   (663,584)  $   (202,123)   $   (978,738)  $   (312,011)
Marketing services                          1,228,780             --       2,029,406             --
VoIP telephony services                    (2,804,855)    (4,637,887)     (6,127,717)    (6,766,254)
Internet services                            (213,574)            --        (213,574)            --
Corporate expenses                           (909,512)      (462,627)     (1,804,182)    (2,002,442)
                                         ------------   ------------    ------------   ------------
    Loss from operations                   (3,362,745)    (5,302,637)     (7,094,805)    (9,080,707)
    Other expense, net                     (3,091,248)       (53,324)     (3,308,411)      (936,952)
                                         ------------   ------------    ------------   ------------
    Consolidated loss before income tax  $ (6,453,993)  $ (5,355,961)   $(10,403,216)  $(10,017,659)
                                         ============   ============    ============   ============

DEPRECIATION AND AMORTIZATION:
Computer games                           $      7,719   $      1,359    $     15,438   $      4,788
Marketing services                            176,756             --         349,368             --
VoIP telephony services                       279,943        289,629         548,576        516,399
Internet services                              18,800             --          18,800             --
Corporate expenses                              9,578          7,594          19,157         13,506
                                         ------------   ------------    ------------   ------------
                                         $    492,796   $    298,582    $    951,339   $    534,693
                                         ============   ============    ============   ============

                                            June 30,    December 31,
                                              2005          2004
                                         ------------   ------------
IDENTIFIABLE ASSETS:
Computer games                           $  1,378,652   $  2,000,230
Marketing services                         25,846,914     24,764,361
VoIP telephony services                     2,584,635      3,497,698
Internet services                             643,278             --
Corporate assets                            1,156,243      3,754,876
                                         ------------   ------------
                                         $ 31,609,722   $ 34,017,165
                                         ============   ============

Revenue generated by two customers of SendTec represented approximately 43% of consolidated net revenue reported for the six months ended June 30, 2005.

(8)   COMMITMENTS

As of June 30, 2005, the Company had approximately $20,000 in outstanding standby letters of credit used to support the agreement with one of its telecommunications carriers.

(9)   SUBSEQUENT EVENTS

As previously discussed in Note 4, "Debt," on April 22, 2005, E&C Capital Partners, LLLP and E&C Capital Partners II, Ltd. (the "Noteholders"), entities controlled by the Company's Chairman and Chief Executive Officer, entered into a Note Purchase Agreement (the "Agreement") with the Company pursuant to which the Noteholders acquired an aggregate of $3,000,000 in Convertible Notes prior to the end of the 2005 second quarter. The Agreement also granted the Noteholders an option to acquire an additional $1,000,000 in Convertible Notes for a period of 90 days from the date of the Agreement. On July 18, 2005, the Noteholders exercised the remainder of the Option and acquired the remaining $1,000,000 of Convertible Notes. As the Notes were immediately convertible into common shares of the Company at issuance, $1,000,000 of interest expense was recorded during the 2005 third quarter as a result of the beneficial conversion features of the Convertible Notes issued during the third quarter.

On August 10, 2005, the Company entered into an asset purchase agreement with RelationServe Media, Inc. ("RelationServe") whereby the Company agreed to sell all of the business and substantially all of the net assets of its SendTec marketing services subsidiary to RelationServe for $37,500,000 in cash, subject to certain net working capital adjustments. In connection with the asset purchase, RelationServe has placed into escrow a $1,000,000 cash deposit, which will be applied toward the purchase price at date of closing. In the event that RelationServe fails to close on the asset purchase without fault of the Company or SendTec, the Company is entitled to retain the $1,000,000 deposit as a break-up fee. RelationServe has also agreed to separately provide certain substantial RelationServe stock ownership consideration to SendTec management at the time of closing. The closing of the asset sale is subject to the satisfaction of a number of closing conditions including distribution of an information statement describing the asset sale to our stockholders and entry into a redemption agreement whereby the Company will redeem approximately 28,900,000 shares of its Common Stock, and cancel certain other options and warrants, owned by management and certain employees of SendTec for approximately $12,500,000 in cash. These shares and related options and warrants were issued to SendTec management in connection with the Company's acquisition of SendTec. The Company anticipates filing the information statement with the SEC in the near future and will distribute the information statement to its stockholders as soon as practicable after the information statement has been cleared by the SEC, with the closing anticipated to occur approximately 20 days thereafter.

In connection with this announcement, the Company has suspended the effectiveness and use of its Registration Statement of Form SB-2 relating to securities owned by certain stockholders, which was originally declared effective by the SEC at the close of business on May 11, 2004. The Company anticipates that it will file a post-effective amendment to the Registration Statement with the SEC in the near future relating to the sale of SendTec's business and assets. After the post-effective amendment has been declared effective by the Commission the suspension will be lifted and sales pursuant to the registration statement may resume by such stockholders.

At June 30, 2005, the carrying amount of SendTec's assets and liabilities, net of the elimination of intercompany receivables and payables, was as follows:



                     Cash                     $  3,926,000
                     Accounts receivable         7,386,000
                     Prepaid and other
                       current assets              393,000
                     Fixed assets                  903,000
                     Non-compete agreements      1,500,000
                     Goodwill                   11,710,000
                     Other assets                   29,000
                     Accounts payable           (6,651,000)
                     Accrued expenses           (2,105,000)
                     Deferred revenue             (138,000)
                                              ------------
                                              $ 16,953,000
                                              ============

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

o     the outcome of any pending litigation;

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

OVERVIEW

As of June 30, 2005, theglobe.com, inc. (the "Company" or "theglobe") managed four primary lines of business. One line of business, Voice over Internet Protocol ("VoIP") telephony services, includes voiceglo Holdings, Inc., a wholly-owned subsidiary of theglobe that offers VoIP-based phone services. The term VoIP refers to a category of hardware and software that enables people to use the Internet to make phone calls. The second line of business consists of our historical network of three wholly-owned businesses, each of which specializes in the games business by delivering games information and selling games in the United States and abroad. These businesses are: our print publication business, which consists of Computer Games and Now Playing magazines; our online website business, which consists of our Computer Games Online website (www.cgonline.com) and our Now Playing Online website (www.nowplayingmag.com), which are the online counterparts to our magazine publications; and our Chips & Bits, Inc. (www.chipsbits.com) games distribution company ("Chips & Bits"). We entered a third line of business, marketing services, on September 1, 2004, with our acquisition of SendTec, Inc. ("SendTec"), a direct response marketing services and technology company. On May 9, 2005, we entered a fourth line of business, which we call our Internet
Services   business,   when  we  exercised  our  option  to  acquire  Tralliance
Corporation ("Tralliance"), a company which had recently entered into an agreement to become the registry for the ".travel" top-level Internet domain.

As of June 30, 2005, our revenue was derived principally from the operations of SendTec, and to a lesser extent from the operations of our computer games related businesses. Our VoIP products and services have yet to produce any significant revenue. Tralliance does not expect to begin generating revenue until sometime around September 2005.

During the first quarter of 2005, management began actively reevaluating the Company's primary business lines, particularly in view of the Company's critical need for cash and the overall net losses of the Company. As a result, management is currently exploring a number of strategic alternatives for the Company and/or its businesses, including continuing to operate the businesses, selling certain businesses or assets, or entering into new lines of businesses.

On August 10, 2005, the Company entered into an asset purchase agreement with RelationServe Media, Inc. ("RelationServe") whereby the Company agreed to sell all of the business and substantially all of the net assets of its SendTec marketing services subsidiary to RelationServe for $37,500,000 in cash, subject to certain net working capital adjustments. In connection with the asset purchase, RelationServe has placed into escrow a $1,000,000 cash deposit, which will be applied toward the purchase price at date of closing. In the event that RelationServe fails to close on the asset purchase without fault of the Company or SendTec, the Company is entitled to retain the $1,000,000 deposit as a break-up fee. RelationServe has also agreed to separately provide certain substantial RelationServe stock ownership consideration to SendTec management at the time of closing. The closing of the asset sale is subject to the satisfaction of a number of closing conditions including distribution of an information statement describing the asset sale to our stockholders and entry into a redemption agreement whereby the Company will redeem approximately 28,900,000 shares of its Common Stock, and cancel certain other options and warrants, owned by management and certain employees of SendTec for approximately $12,500,000 in cash. These shares and related options and warrants were issued to SendTec management in connection with the Company's acquisition of SendTec. The Company anticipates filing the information statement with the SEC in the near future and will distribute the information statement to its stockholders as soon as practicable after the information statement has been cleared by the SEC, with the closing anticipated to occur approximately 20 days thereafter.

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

                           OUR VOIP TELEPHONY BUSINESS

During the third quarter of 2003, the Company launched its first suite of consumer and business level VoIP services. The Company launched its browser-based VoIP product during the first quarter of 2004. These services allow consumers and enterprises to communicate using VoIP technology for dramatically reduced pricing compared to traditional telephony networks. The services also offer traditional telephony features such as voicemail, caller ID, call forwarding, and call waiting for no additional cost to the consumer, as well as incremental services that are not currently supported by the public switched telephone network ("PSTN") like the ability to use numbers remotely and voicemail to email services. In the fourth quarter of 2004, the Company announced an "instant messenger" or "IM" related application which enables users to chat via voice or text across multiple platforms using their preferred instant messenger service. Additionally, during the second quarter of 2005, the Company released a number of new VoIP products and features which allow users to communicate via mobile phones, traditional land line phones and/or computers.

The Company now provides the following VoIP services, on a retail basis, to individual consumers and businesses:

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

o Hardware-Based - a long distance or phone line replacement service. Requires an Internet connection and can optionally be used with an adapter or regular, cellular, wi-fi or USB phone directly over a user's computer if desired. The service works on broadband, dial-up and wi-fi Internet connections.

The Company's retail VoIP products are provided under various tradenames including "voiceglo", "GloPhone" and "tglo". Customers choose their levels of service from a number of available packages and complete online registrations and credit card payment transactions via websites maintained by the Company. The Company's browser-based plans require the customers to download a simple "plug-in" to their browsers to enable voice and messaging communications. Certain of the Company's hardware-based plans require the customer to either register the phones (and phone numbers) that the customer will be using and/or to purchase and install certain peripheral equipment such as adapters or bridge devices prior to activating service.

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

                         OUR MARKETING SERVICES BUSINESS

On September 1, 2004, the Company acquired SendTec, a direct response marketing services and technology company. SendTec provides clients a complete offering of direct marketing products and services to help their clients market their products both on the Internet ("online") and through traditional media channels such as television, radio and print advertising ("offline"). SendTec is organized into two primary product line divisions: the DirectNet Advertising Division, which provides digital marketing services; and the Creative South Division, which provides creative production and media buying services. Additionally, its proprietary iFactz technology provides software tracking solutions that benefit both the DirectNet Advertising and Creative South businesses.

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

o Creative South - Creative South provides online and offline agency marketing services including creative development, campaign management, creative production, post production, media planning and media buying services. Most services provided by Creative South are priced on a fee-per-project basis, where the client pays an agreed upon fixed fee for a designated scope of work. Creative South also receives monthly retainer fees from clients for service to such clients as their Agency of Record.

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

                         OUR INTERNET SERVICES BUSINESS

Tralliance, headquartered in New York City, was incorporated in 2002 to develop products and services to enhance online commerce between consumers and the travel and tourism industries, including administration of the ".travel" top-level domain. In February 2003, theglobe.com entered into a Loan and Purchase Option Agreement, as amended, with Tralliance in which theglobe.com agreed to fund, in the form of a loan, at the discretion of theglobe.com, Tralliance's operating expenses and obtained the option to acquire all of the outstanding capital stock of Tralliance. On May 5, 2005, the Internet Corporation for Assigned Names and Numbers (ICANN) and Tralliance entered into a contract whereby Tralliance was designated as the registry for the ".travel" top-level domain for a period of ten years. Effective May 9, 2005, theglobe.com exercised its option to purchase Tralliance.

As the registry for the ".travel" top-level domain, Tralliance will be responsible for the administration and maintenance of the master directory and database of all second-level ".travel" domain names. In addition, Tralliance will be offering, free of charge, to all ".travel" top-level domain registrants the ".travel" directory, a global online source of travel data organized according to a unique vocabulary for the travel industry. Tralliance has outsourced or is planning to outsource to third parties many of the processes required to operate as the ".travel" registry. Expected to launch in the 2005 fourth quarter, the full introduction of ".travel" will be preceded by a start up period for limited registration of pre-authenticated ".travel" registrants during the third quarter of 2005. Tralliance does not expect to begin collecting fees from ".travel" registrars for its services until sometime around September 2005.

                              RESULTS OF OPERATIONS

The nature of our business has significantly changed from 2004 to 2005. On September 1, 2004, we entered into a new line of business, marketing services, as a result of our acquisition of SendTec, Inc. ("SendTec"). Also, on May 9, 2005, the Company entered into another line of business, Internet services, when it exercised its option to acquire Tralliance Corporation ("Tralliance"), a company which had recently been designated as the registry for the ".travel" top-level Internet domain. The results of both SendTec and Tralliance are included in the Company's consolidated operating results from their respective dates of acquisition. Primarily, as a result of the acquisition of SendTec, our results of operations for the three and six months ended June 30, 2005, are not necessarily comparable to our results of operations for the three and six months ended June 30, 2004.

THREE  MONTHS  ENDED JUNE 30, 2005  COMPARED TO THE THREE  MONTHS ENDED JUNE 30,
2004

NET REVENUE. Net revenue totaled $10.0 million for the three months ended June 30, 2005 as compared to $0.8 million for the three months ended June 30, 2004. The $9.2 million increase in consolidated net revenue was principally the result of the $9.4 million in additional net revenue, net of intersegment eliminations, resulting from the operations of SendTec, which was acquired on September 1, 2004. Partially offsetting this additional revenue was a decline of $0.2 million in net revenue of our computer games business segment due primarily to a decrease in the volume of games products sold by Chips & Bits, Inc., our retail distribution business. Net revenue generated by our telephony services division totaled approximately $0.1 million in each of the second quarters of 2005 and 2004.

NET REVENUE BY BUSINESS SEGMENT:

                                             2005            2004
                                          -----------    -----------
            Computer games                $   555,383    $   718,425
            Marketing services              9,363,783             --
            VoIP telephony services            76,293        107,805
            Intersegment eliminations          (9,141)            --
                                          -----------    -----------
                                          $ 9,986,318    $   826,230
                                          ===========    ===========

SendTec's DirectNet Advertising division, which provides online interactive marketing services for its clients, generated approximately 83% of the net revenue reported for the marketing services segment for the three months ended June 30, 2005.

OPERATING EXPENSES BY BUSINESS SEGMENT:


                                                                                       Depreciation
                                  Cost of     Sales and     Product     General and        and
Three months ended:               Revenue     Marketing   Development  Administrative  Amortization     Total
                                -----------  -----------  -----------  --------------  ------------  -----------
2005
----
Computer games ................ $   723,818  $   135,519  $   163,988  $      187,923  $      7,719  $ 1,218,967
Internet services .............          --        9,238           --         185,536        18,800      213,574
Marketing services.............   6,190,715      544,883           --       1,222,649       176,756    8,135,003
VoIP telephony services .......   1,458,371      314,453      164,428         663,953       279,943    2,881,148
Corporate expenses.............          --           --           --         899,934         9,578      909,512
Intersegment eliminations......      (7,554)      (1,587)          --              --            --       (9,141)
                                -----------  -----------  -----------  --------------  ------------  -----------
                                $ 8,365,350  $ 1,002,506  $   328,416  $    3,159,995  $    492,796  $13,349,063
                                ===========  ===========  ===========  ==============  ============  ===========

                                                                                       Depreciation
                                  Cost of     Sales and     Product     General and        and
                                  Revenue     Marketing   Development  Administrative  Amortization     Total
                                -----------  -----------  -----------  --------------  ------------  -----------
2004
----
Computer games ................ $   519,974  $    83,427  $   114,243  $      201,545  $      1,359   $  920,548
VoIP telephony services .......   1,650,325    1,811,508       76,425         917,805       289,629    4,745,692
Corporate expenses.............          --           --           --         455,033         7,594      462,627
                                -----------  -----------  -----------  --------------  ------------   ----------
                                $ 2,170,299  $ 1,894,935  $   190,668  $    1,574,383  $    298,582   $6,128,867
                                ===========  ===========  ===========  ==============  ============   ==========

COST OF REVENUE. Cost of revenue totaled $8.4 million for the three months ended June 30, 2005, an increase of $6.2 million from the $2.2 million reported for the three months ended June 30, 2004. The increase in cost of revenue as compared to the 2004 second quarter was principally attributable to the $6.2 million in cost of revenue of SendTec, net of intersegment eliminations. A $0.2 million increase in cost of revenue reported by our computer games segment as compared to the second quarter of 2004 was offset by a $0.2 million decline in cost of revenue of our VoIP telephony services business.

Cost of revenue related to our computer games business segment consisted primarily of printing and distribution costs of our games magazines, Internet connection charges, personnel costs, maintenance costs of website equipment and the costs of merchandise sold and shipping fees in connection with our online store. The increase of $0.2 million in cost of revenue of our computer games segment as compared to the second quarter of 2004 resulted primarily from the costs of our new magazine, Now Playing, which began distribution as a separate publication in March 2005.

Cost of revenue related to our marketing services business segment consists of fees paid to third party vendors for project related research, production and post-production services and products. Additionally, cost of revenue includes third party vendor fees incurred to acquire online advertising media, including the actual cost of the media.

Cost of revenue of our VoIP telephony services business segment is principally comprised of carrier transport and circuit interconnection costs related to our retail products, as well as personnel and consulting costs incurred in support of our Internet telecommunications network. The decrease of $0.2 million in cost of revenue as compared to the 2004 second quarter was primarily the result of lower costs associated with call usage.

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and related expenses of sales and marketing personnel, commissions, advertising and marketing costs, public relations expenses and promotional activities. Sales and marketing expenses totaled $1.0 million for the three months ended June 30, 2005 versus $1.9 million for the same period in 2004. A decrease of $1.5 million in sales and marketing expenses of the VoIP telephony services business segment was partially offset by the addition of $0.5 million of sales and marketing expenses incurred by the marketing services business segment. During the second quarter of 2004, the VoIP telephony services business incurred significant costs in advertising its then existing retail products in Internet and television advertising campaigns, as well as commissions expenses related to its "free" GloPhone customer registrations. During the first quarter of 2005, the Company reevaluated its existing VoIP telephony services business plan and began the process of terminating and/or modifying certain of its existing product offerings and marketing programs. The Company also began to develop and test certain new VoIP products and features, some of which were completed and released during the 2005 second quarter. As a result, the VoIP telephony services business segment has significantly slowed its sales and marketing efforts as compared to the same period in 2004.

PRODUCT DEVELOPMENT. Product development expenses include salaries and related personnel costs; expenses incurred in connection with website development, testing and upgrades; editorial and content costs; and costs incurred in the development of our VoIP telephony products. Product development expenses totaled $0.3 million for the three months ended June 30, 2005 as compared to $0.2 million for the three months ended June 30, 2004. The period over period increase in product development expenses was principally attributable to increases in personnel and consulting costs related to the continued development of our retail VoIP telephony products and services.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and other personnel costs related to management, finance and accounting functions, facilities, outside legal and professional fees, information-technology consulting, directors and officers insurance, bad debt expenses and general corporate overhead costs. General and administrative expenses totaled $3.2 million in the second quarter of 2005 versus $1.6 million reported for the second quarter of 2004. The $1.6 million increase in consolidated general and administrative expenses as compared to the 2004 second quarter was primarily attributable to the $1.2 million of general and administrative expenses incurred by the Company's marketing services segment, as well as $0.4 million higher corporate general and administrative costs. Higher stock compensation costs, in combination with the impact of accrual reversals recorded during the second quarter of 2004, were the principal factors which resulted in the $0.4 million increase in corporate general and administrative expenses as compared to the 2004 second quarter. A decrease of $0.3 million in general and administrative expenses incurred by the VoIP telephony services division was partially offset by the $0.2 million in general and administrative costs incurred by Tralliance since its acquisition on May 9, 2005.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense totaled $0.5 million for the three months ended June 30, 2005. The $0.2 million increase in this expense category as compared to the same period of the prior year resulted principally from the depreciation and intangible asset amortization expenses incurred by the Company's marketing services business.

INTEREST EXPENSE, NET. Approximately $3.0 million of non-cash interest expense was recorded during the second quarter of 2005 related to the beneficial conversion feature of the $3,000,000 in secured demand convertible promissory notes acquired by entities controlled by our Chairman and Chief Executive Officer and our Company's President. See "Capital Transactions" below and Note 4, "Debt," of the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion.

INCOME TAXES. The income tax benefit of approximately $1,000 recorded for the three months ended June 30, 2005 consisted solely of state and local income taxes. No federal income tax or benefit was recorded for the second quarters of 2005 and 2004 as we recorded a 100% valuation allowance against our otherwise recognizable deferred tax assets due to the uncertainty surrounding the timing or ultimate realization of the benefits of our net operating loss carry forwards in future periods. Our effective tax rate differs from the statutory Federal income tax rate, primarily as a result of the uncertainty regarding our ability to utilize our net operating loss carryforwards. As of December 31, 2004, the Company had net operating loss carryforwards available for U.S. and foreign tax purposes of approximately $162 million. These carryforwards expire through 2024. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Due to various significant changes in our ownership interests, as defined in the Internal Revenue Code of 1986, as amended, commencing in August 1997 through our most recent issuance of convertible notes in July 2005, and assuming conversion of such notes, we may have substantially limited or eliminated the availability of our net operating loss carryforwards. There can be no assurance that we will be able to utilize any net operating loss carryforwards in the future.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004

NET REVENUE. Net revenue totaled $19.4 million for the six months ended June 30, 2005 as compared to $1.7 million for the six months ended June 30, 2004. The $17.7 million increase in consolidated net revenue was principally the result of the $18.1 million in additional net revenue, net of intersegment eliminations, resulting from the operations of SendTec. Partially offsetting this additional revenue was a decline of $0.4 million in net revenue of our computer games business segment due primarily to a decrease in the volume of games products sold by Chips & Bits, Inc., our retail distribution business. Net revenue generated by our telephony services division totaled approximately $0.2 million in each of the first six months of 2005 and 2004.

NET REVENUE BY BUSINESS SEGMENT:

                                             2005            2004
                                         ------------    ------------
           Computer games                $  1,116,775    $  1,474,874
           Marketing services              18,469,603              --
           VoIP telephony services            163,385         207,353
           Intersegment eliminations         (324,717)             --
                                         ------------    ------------
                                         $ 19,425,046    $  1,682,227
                                         ============    ============

SendTec's DirectNet Advertising division, which provides online interactive marketing services for its clients, generated approximately 87% of the net revenue reported for the marketing services segment for the six months ended June 30, 2005. SendTec also provided marketing services to our VoIP telephony services business segment which resulted in the recording of approximately $0.3 million of intersegment marketing services revenue during the six months ended June 30, 2005.

OPERATING EXPENSES BY BUSINESS SEGMENT:

                                                                                       Depreciation
                                  Cost of     Sales and     Product     General and        and
Six months ended:                 Revenue     Marketing   Development  Administrative  Amortization     Total
                                -----------  -----------  -----------  --------------  ------------  -----------
2005
----
Computer games ................ $ 1,215,385  $   221,202  $   319,127  $      324,361  $     15,438  $ 2,095,513
Internet services .............          --        9,238           --         185,536        18,800      213,574
Marketing services.............  12,669,759    1,063,516           --       2,357,554       349,368   16,440,197
VoIP telephony services .......   2,950,186    1,010,045      335,130       1,447,165       548,576    6,291,102
Corporate expenses.............          --           --           --       1,785,025        19,157    1,804,182
Intersegment eliminations......    (196,618)    (128,099)          --              --            --     (324,717)
                                -----------  -----------  -----------  --------------  ------------  -----------
                                $16,638,712  $ 2,175,902  $   654,257  $    6,099,641  $    951,339  $26,519,851
                                ===========  ===========  ===========  ==============  ============  ===========

                                                                                       Depreciation
                                  Cost of     Sales and     Product     General and        and
                                  Revenue     Marketing   Development  Administrative  Amortization     Total
                                -----------  -----------  -----------  --------------  ------------  -----------
2004
----
Computer games ................ $ 1,105,899  $   171,155  $   233,909  $      271,134  $      4,788  $ 1,786,885
VoIP telephony services .......   2,387,527    2,551,076      132,275       1,386,330       516,399    6,973,607
Corporate expenses.............          --           --           --       1,988,936        13,506    2,002,442
                                -----------  -----------  -----------  --------------  ------------  -----------
                                $ 3,493,426  $ 2,722,231  $   366,184  $    3,646,400  $    534,693  $10,762,934
                                ===========  ===========  ===========  ==============  ============  ===========

COST OF REVENUE. Cost of revenue totaled $16.6 million for the six months ended June 30, 2005, an increase of $13.1 million from the $3.5 million reported for the six months ended June 30, 2004. The increase consisted primarily of the inclusion of marketing services cost of revenue related to the operations of SendTec totaling $12.5 million, net of intersegment eliminations, as well as an increase of $0.6 million in costs incurred by our VoIP telephony services business segment as compared to 2004. Cost of revenue of our computer games segment totaled $1.2 million for the six months ended June 30, 2005, an increase of $0.1 million from the same period in 2004, due primarily to the costs associated with our new magazine publication, Now Playing, which we began distributing in March 2005.

Although VoIP telephony services net revenue was essentially unchanged compared to the first half of 2004, cost of revenue attributable to this segment increased $0.6 million in comparison to the same period of 2004. Throughout 2004, the Company increased its VoIP network capacity by entering into agreements with numerous carriers for leased equipment and services and with third parties for a number of leased data center facilities. The Company also expanded its internal network support function by hiring additional technical personnel. As a result, the Company incurred higher network operating and support costs during the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

SALES AND MARKETING. Sales and marketing expenses totaled $2.2 million for the six months ended June 30, 2005, a decrease of $0.5 million from the $2.7 million reported for the same period in 2004. A decline of $1.5 million in sales and marketing expenses of the VoIP telephony services division as compared to the first half of 2004 was partially offset by the $0.9 million, net of intersegment eliminations, in sales and marketing expenses of SendTec. As discussed in the comparison of the three months ended June 30, 2005 compared to the three months ended June 30, 2004, the VoIP telephony services business incurred significant costs during the first half of 2004 for Internet and television advertising campaigns, as well as commissions expenses related to its VoIP products. During the first quarter of 2005, the Company reevaluated its existing VoIP telephony services business plan and began the process of terminating and/or modifying certain of its existing product offerings and marketing programs. The Company also began to develop and test certain new VoIP products and features, some of which were completed and released during the 2005 second quarter. As a result, the VoIP telephony services business segment has significantly slowed its sales and marketing efforts, as compared to the same period in 2004.

PRODUCT DEVELOPMENT. Product development expenses totaled $0.7 million for the six months ended June 30, 2005 as compared to $0.4 million for the six months ended June 30, 2004. The increase in product development expenses as compared to the first half of 2004 was primarily due to increases in personnel costs related to the continued development of our retail VoIP telephony products and services and increases in website development costs incurred by our computer games business.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses of $6.1 million for the six months ended June 30, 2005 increased $2.5 million from the $3.6 million reported for the same period of 2004. The increase in general and administrative expenses as compared to 2004 was primarily attributable to the inclusion of $2.4 million and $0.2 million of general and administrative expenses incurred by the Company's marketing services and Internet services businesses, respectively. SendTec, which comprises our marketing services segment was acquired in September 2004 and Tralliance, which comprises our Internet services segment, was acquired in May 2005. The results of operations of both businesses have been included in our results only since their respective dates of acquisition. Corporate general and administrative expense declined $0.2 million as compared to the first six months of 2004 primarily due to lower personnel related expenses.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense totaled $1.0 million for the six months ended June 30, 2005. The $0.4 million increase from the same period of the prior year resulted primarily from the depreciation and intangible asset amortization expenses incurred by the Company's marketing services business.

INTEREST EXPENSE, NET. Interest expense, net of interest income, totaled $3.0 million for the first six months of 2005 as compared to $0.8 million in the same period of the prior year. As discussed in the comparison of the three months ended June 30, 2005 to the three months ended June 30, 2004, $3.0 million of non-cash interest expense was recorded during 2005 related to the beneficial conversion feature of the $3,000,000 secured demand convertible promissory notes issued by the Company during the 2005 second quarter. During the first six months of 2004, $0.7 million of non-cash interest expense was recorded related to the beneficial conversion feature of the $2,000,000 demand convertible promissory note acquired by our Chairman and Chief Executive Officer and his spouse in February 2004.

OTHER EXPENSE, NET. Reserves against the amounts advanced by the Company to Tralliance Corporation prior to its acquisition were the principal components of other expense, net for both the first six months of 2005 and 2004. Such reserves totaled $0.3 million and $0.2 million for the six month periods ended June 30, 2005 and 2004, respectively.

INCOME TAXES. The income tax provision of approximately $16,000 recorded for the first half of 2005 consisted solely of state and local income taxes. As was the case in the second quarter of 2005, no federal income tax benefit was recorded for the first six months of 2005 as we recorded a 100% valuation allowance against our otherwise recognizable deferred tax assets due to the uncertainty surrounding the timing or ultimate realization of the benefits of our net operating loss carryforwards in future periods.


                         LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ITEMS

As of June 30, 2005, we had approximately $5.0 million in cash and cash equivalents as compared to $6.8 million as of December 31, 2004. Net cash used in operating activities was $4.0 million and $8.2 million, for the six months ended June 30, 2005 and 2004, respectively. The period-to-period decrease in net cash used in operating activities resulted primarily from operating income provided in 2005 from SendTec, which was acquired on September 1, 2004 and the favorable impact of working capital changes in 2005 compared to 2004.

Net cash of $0.6 million was used in investing activities during the six months ended June 30, 2005 as compared to $1.7 million in the same period of the prior year. The Company incurred costs totaling $0.3 million and $1.7 million for capital expenditures related primarily to the development of its VoIP telephony network and customer billing system during the six months ended June 30, 2005 and 2004, respectively. We also loaned approximately $0.3 million and $0.2 million to Tralliance prior to its acquisition by the Company during the six months ended 2005 and 2004, respectively.

Net cash provided by financing activities was $2.8 million and $29.0 million for the six months ended June 30, 2005 and 2004, respectively. As discussed previously, we issued $3.0 million in Convertible Notes during the second quarter of 2005. During March 2004, the Company completed a private offering of its Common Stock and warrants to acquire its Common Stock, for net proceeds totaling approximately $27.0 million. In addition, on February 2, 2004, the Company issued a $2,000,000 Bridge Note which was subsequently converted into our Common Stock in connection with the March 2004 private offering.

CAPITAL TRANSACTIONS

On April 22, 2005, E&C Capital Partners, LLLP and E&C Capital Partners II, Ltd. (the "Noteholders"), entities controlled by the Company's Chairman and Chief Executive Officer, entered into a Note Purchase Agreement (the "Agreement") with theglobe pursuant to which they acquired secured demand convertible promissory notes (the "Convertible Notes") in the aggregate principal amount of $1,500,000. Under the terms of the Agreement, the Noteholders were also granted the optional right, for a period of 90 days from the date of the Agreement, to purchase additional Convertible Notes such that the aggregate principal amount of Convertible Notes issued under the Agreement may total $4,000,000 (the "Option"). On June 1, 2005, the Noteholders exercised a portion of the Option and acquired an additional $1,500,000 of Convertible Notes. On July 18, 2005, the Noteholders exercised the remainder of the Option and acquired an additional $1,000,000 of Convertible Notes.

The Convertible Notes are convertible at the option of the Noteholders into shares of the Company's Common Stock at an initial price of $0.05 per share.
Assuming full conversion of all Convertible Notes, 80,000,000 shares of the Company's Common Stock would be issued to the Noteholders. The Convertible Notes provide for interest at the rate of ten percent per annum and are secured by a pledge of substantially all of the assets of the Company. The Convertible Notes are due and payable five days after demand for payment by the Noteholders. Based upon its current financial position, the Company would not have the resources to pay the Convertible Notes following any such demand.

On May 9, 2005, we exercised our option to acquire all of the outstanding capital stock of Tralliance. The purchase price consisted of the issuance of 2,000,000 shares of theglobe.com Common Stock, warrants to acquire 475,000 shares of theglobe.com Common Stock and $40,000 in cash. The warrants are exercisable for a period of five years at an exercise price of $0.11 per share. As part of the transaction, 10,000 shares of our Common Stock were also issued to a third party in payment of a finder's fee resulting from the acquisition. The Common Stock issued as a result of the acquisition of Tralliance is entitled to certain "piggy-back" registration rights.

FUTURE AND CRITICAL NEED FOR CAPITAL

At June 30, 2005, the Company's sole source of liquidity consisted of $5.0 million of cash and cash equivalents and as discussed earlier in "Capital Transactions," an additional $1.0 million in borrowings potentially available under the Note Purchase Agreement between the Company and entities controlled by its Chairman and Chief Executive Officer and its President. On July 18, 2005, the Company issued Convertible Notes and borrowed the remaining $1.0 million available under the Note Purchase Agreement. The Company's cash and cash equivalents balance at August 5, 2005, inclusive of the $1.0 million in proceeds received from the issuance of the Convertible Notes on July 18, 2005, was approximately $5.4 million.

The Company continues to incur substantial consolidated net losses and management believes the Company will continue to be unprofitable and use cash in its operations for the foreseeable future. The Company's consolidated net losses and cash usage during its recent past and projected future periods relate primarily to the operation of its VoIP telephony services business and to a lesser extent to corporate overhead expenses and the operations of its computer games business. SendTec, the Company's marketing services business, has contributed net income and cash flow since being acquired on September 1, 2004, and management expects that SendTec will continue to be profitable and provide positive cash flow in future periods. However, in connection with our acquisition of SendTec, we also have a $1.0 million note obligation which is due and payable on September 1, 2005.

In order to offer our VoIP services, we have invested substantial capital and made substantial commitments related to the development of the VoIP network. The VoIP network is comprised of switching hardware and software, servers, billing and inventory systems, and telecommunications carrier services. We own and operate VoIP equipment located in leased data center facilities in Miami, New York, Atlanta and Boston, and interconnect this equipment utilizing a leased transport network through numerous carrier agreements with third party providers. Through these carrier relationships we are able to carry the traffic of our customers over the Internet and interact with the public switched telephone network. We generally enter into one year agreements with these data centers and carriers, with the term of several agreements extending to three or five years. Based upon our existing contractual commitments at June 30, 2005, minimum amounts payable during the next twelve months for network data center and carrier circuit interconnection service expenses, exclusive of regulatory taxes, fees and charges, are approximately $1.1 million. The Company believes that the capacity of its VoIP network, including its lease obligations relating to such network, will continue to be greatly in excess of customer demand and usage levels for the foreseeable future. Therefore, the Company is currently negotiating to reduce its total commitment for future network data center and carrier circuit interconnection services, including further reducing the $1.1 minimum amounts payable during the next twelve months.

The Company has expended, particularly during 2004, significant costs to implement a number of marketing programs geared toward increasing the number of its VoIP retail customers and telephony revenue. None of these programs have proven to be successful to any significant degree. Our inability to generate telephony revenue sufficient to cover the fixed costs of operating our VoIP network, including carrier, data center, personnel and administrative costs, as well as our marketing and other variable costs, has resulted in the Company incurring substantial net losses during 2004 and during the first half of 2005.

During the first quarter of 2005, the Company reevaluated its existing VoIP telephony services business plan and subsequently terminated or is in the process of terminating and/or modifying certain of its existing product offerings and marketing programs. Additionally, the Company began to develop and test certain new VoIP products and features, some of which were completed and released during the second quarter of 2005. The Company also, during the first quarter of 2005, made the decision to discontinue using its SendTec business to perform marketing services for its VoIP business, and to instead dedicate 100% of SendTec's marketing resources to support and grow its own third party revenue producing customer base. Additionally, in order to reduce its near term consolidated net losses and cash usage, the Company implemented a number of cost-reduction actions at its VoIP telephony services business, including decreases in personnel and salary levels, carrier and data center costs (including the minimum commitment costs discussed above), and marketing/advertising expenses during the first quarter of 2005.

Management believes that it will be difficult to implement its new VoIP product and marketing plans, once fully developed and tested, without significant additional cash being provided from a prospective financing or sale transaction(s). Should the Company's new VoIP product offerings achieve market acceptance and significantly increase the Company's current customer and revenue base, additional cash resources to fund capital expenditures related to the Company's VoIP network and customer billing systems and to fund future marketing and other business development costs would be required. No significant capital expenditures are expected to be required to accommodate the operation or growth of either the Company's SendTec marketing services business or its computer games business in the near term future.

There can be no assurance that the Company's new VoIP product offerings will be successful in attracting a sufficient number of new customers to its VoIP network and increasing telephony revenue to desired levels. Even if the Company is able to raise additional capital, management may at any time decide to terminate the operations of its VoIP telephony services business, either by asset sale or abandonment, if future investment returns are considered inadequate and/or preferable investment alternatives exist.

On May 9, 2005, the Company exercised its purchase option and acquired Tralliance Corporation, an Internet related business venture. Tralliance was created to develop, operate and administer the ".travel" top-level domain, a new segment of the Internet devoted to the travel industry. Tralliance recently entered into an agreement with the Internet Corporation for Assigned Names and Numbers ("ICANN") to become the registry for the ".travel" top-level domain. The Tralliance purchase price consisted of the issuance of 2,000,000 shares of theglobe.com Common Stock, warrants to acquire 475,000 shares of theglobe.com Common Stock and $40,000 in cash. The warrants are exercisable for a period of five years at an exercise price of $0.11 per share. The Common Stock issued as a result of the acquisition of Tralliance is entitled to certain "piggy-back" registration rights. In addition, as part of the transaction, the Company agreed to pay approximately $0.2 million in outstanding liabilities of Tralliance immediately after the closing of the acquisition. Additionally, the Company expects to fund approximately $0.7 million of Tralliance's start-up costs prior to the end of the third quarter of 2005.

During October 2004, the Company engaged financial advisors to assist the Company in raising capital through a private placement of its equity securities, or in entering into other business relationships with certain strategic investors. In February 2005, the Company engaged an additional financial advisor to assist the Company in connection with raising capital through a private placement of equity securities in either the Company or its SendTec wholly-owned subsidiary or alternatively in selling either part or all of the Company's businesses or assets, including its SendTec business. We currently have no access to credit facilities with traditional third party lenders and there can be no assurance that we would be able to raise capital or sell any of our businesses or assets. In addition, any financing that could be obtained would likely significantly dilute existing shareholders. As described above, management is exploring a number of strategic alternatives regarding the Company's future business operations and is in the process of developing and implementing internal actions to improve the Company's liquidity and business performance. The Company's future strategic direction is highly dependent upon the outcome of its efforts to raise capital and/or sell certain businesses or assets.

Based upon the foregoing, Company management does not presently believe that cash on hand and cash flow generated internally by the company will be adequate to fund the operation of its businesses and the implementation of its current VoIP business plan beyond a short period of time. We received a report from our independent accountants, relating to our December 31, 2004 audited financial statements containing an explanatory paragraph stating that our recurring losses from operations and our accumulated deficit raise substantial doubts about our ability to continue as a going concern. We believe that the funding received in connection with the recent Note Purchase Agreement (total of $4.0 million as discussed earlier and assuming that no demand for payment is made by the Noteholders) provides the Company with temporary short-term liquidity to operate its businesses and pay its current financial obligations while it seeks to raise sufficient additional capital, which may involve the potential sale of one or more of the Company's subsidiaries, including SendTec. The Company intends to use a portion of the proceeds from the $4.0 million funding and other available cash to pay the principal and interest due under the $1.0 million promissory note issued in connection with the SendTec acquisition, which is due on September 1, 2005.

As discussed earlier in the Overview section of this Management's Discussion and Analysis of Financial Condition and Results of Operations, on August 10, 2005, the Company entered into a definitive agreement to sell the business and substantially all of the net assets of its SendTec marketing services subsidiary to RelationServe. If we are not successful in consummating the RelationServe asset sale or in entering into an other financing, sale, or business transaction that otherwise infuses sufficient additional cash resources into the Company by no later than sometime during the fourth quarter of 2005, we believe that the Company will no longer be able to continue the implementation of its current VoIP business plan. As a result, it is likely that we would be required to either temporarily suspend or permanently shutdown the operation of our VoIP telephony services business. Additionally, in such event, management believes that it may also be required to revise the business plan of some or all of its other business segments and/or further implement company-wide cost-reduction programs. There can be no assurance that the Company would be successful in implementing such revised business plans and effectively restructuring its businesses so that the Company would have the ability to continue to operate as a going concern in the future.

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

REVENUE RECOGNITION

The Company's revenues were derived principally from the sale of print advertisements under short-term contracts in our games information magazine Computer Games; through the sale of our games information magazine through newsstands and subscriptions; from the sale of video games and related products through our online store Chips & Bits; from the sale of direct response marketing services by our wholly-owned subsidiary, SendTec and from the sale of VoIP telephony services. There is no certainty that events beyond anyone's control such as economic downturns or significant decreases in the demand for our services and products will not occur and accordingly, cause significant decreases in revenue.

COMPUTER GAMES BUSINESSES

Advertising revenues for the Company's magazine publications are recognized at the on-sale date of the magazine.

Newsstand sales of the Company's magazine publications are recognized at the on-sale date of the magazine, net of provisions for estimated returns. Subscription revenue, which is net of agency fees, is deferred when initially received and recognized as income ratably over the subscription term.

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

Revenue generated from the production of direct response advertising programs, such as infomercials, is recognized on the completed contract method when such programs are complete and available for airing. Production activities generally take eight to twelve weeks and the Company usually collects amounts in advance and at various points throughout the production process. Amounts received from customers prior to completion of commercials are included in deferred revenue and direct costs associated with the production of commercials in process are deferred and included within other current assets in the accompanying consolidated balance sheet.

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

VALUATION OF INVENTORIES

Inventories are recorded on a first-in, first-out basis and valued at the lower of cost or market value. We generally manage our inventory levels based on internal forecasts of customer demand for our products, which is difficult to predict and can fluctuate substantially. Our inventories include high technology items that are specialized in nature or subject to rapid obsolescence. If our demand forecast is greater than the actual customer demand for our products, we may be required to record charges related to increases in our inventory valuation reserves. The value of our inventory is also dependent on our estimate of future average selling prices, and, if our projected average selling prices are over estimated, we may be required to adjust our inventory value to reflect the lower of cost or market.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2005, the FASB issued SFAS No. 154, "Accounting for Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 applies to all voluntary changes in accounting principles and requires retrospective application to prior periods' financial statements of changes in accounting principles. This statement also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this standard to have a material impact on its financial condition, results of operations or liquidity.

In March 2005, the FASB issued Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations," an interpretation of FASB Statement No. 143, "Accounting for Asset Retirement Obligations." The interpretation clarifies that the term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The effective date of this interpretation is no later than the end of fiscal years ending after December 15, 2005. The Company is currently investigating the effect, if any, that FIN 47 would have on the Company's financial position, cash flows and results of operations.

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

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This standard replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The standard requires companies to expense the fair value of stock options on the grant date and is effective for annual periods beginning after June 15, 2005. In accordance with the revised statement, the expense attributable to stock options granted or vested subsequent to January 1, 2006 will be required to be recognized by the Company. . The precise impact of the adoption of SFAS No. 123R cannot be predicted at this time because it will depend on the levels of share-based payments that are granted in the future. However, the Company believes that the adoption of this standard may have a significant effect on the Company's results of operations or financial position.

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

                    RISKS RELATING TO OUR BUSINESS GENERALLY

WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN.

We have engaged certain financial advisors to assist the Company in raising capital through private placement of equity securities or alternatively in selling either part or all of the Company's businesses or assets. We currently have no access to credit facilities with traditional third party lenders and there can be no assurance that we would be able to raise any such capital or sell any of our businesses or assets. In addition, any financing that could be obtained would likely significantly dilute existing stockholders.

We do not presently believe that cash on hand and cash flow generated internally by the Company will be adequate to fund the operation of our businesses and the implementation of our current VoIP business plan beyond a short period of time. We received a report from our independent accountants, relating to our December 31, 2004 audited financial statements containing an explanatory paragraph stating that our recurring losses from operations and our accumulated deficit raise substantial doubts about our ability to continue as a going concern. We believe that the funding received in connection with the E&C Capital
Partnerships' Note Purchase Agreement (total of $4.0 million of secured demand convertible notes - See Note 4, "Debt," of the Notes to Unaudited Condensed Consolidated Financial Statements), and assuming that no demand for payment is made by the noteholders, provides the Company with temporary short-term liquidity to operate its businesses while it seeks to raise sufficient additional capital, which may involve the potential sale of one or more of the Company's subsidiaries, including SendTec. The Company intends to use a portion of the proceeds from the $4.0 million funding and other available cash to pay the principal and interest due under the $1.0 million promissory note issued in connection with the SendTec acquisition, which is due on September 1, 2005.

On August 10, 2005, we entered into a definitive agreement to sell the business and substantially all of the net assets of our SendTec marketing services subsidiary to RelationServe Media, Inc. ("RelationServe"). See Note 9, "Subsequent Events," of the Notes to Unaudited Condensed Consolidated Financial Statements for further details. If we are not successful in consummating the RelationServe asset sale or in entering into an other financing, sale, or business transaction that otherwise infuses sufficient additional cash resources into the Company by no later than sometime during the fourth quarter of 2005, we believe that the Company will no longer be able to continue the implementation of its current VoIP business plan. As a result, it is likely that we would be required to either temporarily suspend or permanently shutdown the operation of our VoIP telephony services business. Additionally, in such event, management believes that it may also be required to revise the business plan of some or all of its other business segments and/or further implement company-wide cost-reduction programs. There can be no assurance that the Company would be successful in implementing such revised business plans and effectively restructuring its businesses so that the Company would have the ability to continue to operate as a going concern in the future.

Although the E&C Capital Partnerships' secured demand convertible notes (the "Notes") are owned by certain entities which are controlled by our Chairman, if any of such entities were to make demand for payment of the Notes, absent additional financing, we do not have the financial resources to honor such payment. Inasmuch as substantially all of the assets of the Company and its subsidiaries secure the Notes, in connection with any resulting proceeding to collect the indebtedness relating to the Notes, the noteholders could seize and sell the assets of the Company and its subsidiaries, any or all of which would have a material adverse effect on the Company and its operations.

WE HAVE A HISTORY OF OPERATING LOSSES AND EXPECT TO CONTINUE TO INCUR LOSSES.

Since our inception, we have incurred net losses in each quarter, except the fourth quarter of 2002 where we had net income of approximately $17,000. We expect that we will continue to incur net losses for the foreseeable future. We had net losses of approximately $24.3 million and $11.0 million for the years ended December 31, 2004 and 2003, respectively, and approximately $10.4 million for the first six months of 2005. The principal causes of our losses are likely to continue to be:

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

We have entered into new business lines, VoIP telephony services, marketing services and Internet services. In November 2002, we acquired certain VoIP assets from an entrepreneur in exchange for 1,750,000 warrants to purchase our Common Stock. On May 28, 2003, we acquired Direct Partner Telecom, Inc. ("DPT"), an international licensed telecommunications carrier then engaged in the purchase and resale of telecommunication services over the Internet. On September 1, 2004, we acquired SendTec, Inc. ("SendTec"), a direct response marketing services and technology company. On May 9, 2005, we acquired Tralliance Corporation ("Tralliance"), an Internet related business venture. Tralliance was recently awarded the contract to operate as the registry for the ".travel" top-level domain by the Internet Corporation for Assigned Names and Numbers. Although highly dependent upon our obtaining additional capital, we may also enter into new or different lines of business, as determined by management and our Board of Directors. Our acquisitions, as well as any future acquisitions or joint ventures could result, and in some instances have resulted in numerous risks and uncertainties, including:

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

OUR NET OPERATING LOSS CARRYFORWARDS MAY BE LIMITED.

As of December 31, 2004, we had net operating loss carryforwards potentially available for U.S. and foreign tax purposes of approximately $162 million. These carryforwards expire through 2024. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Due to various significant changes in our ownership interests, as defined in the Internal Revenue Code of 1986, as amended, commencing in August 1997 through our most recent issuance of convertible notes in July 2005, and assuming conversion of such notes, we may have substantially limited or eliminated the availability of our net operating loss carryforwards. There can be no assurance that we will be able to utilize any net operating loss carryforwards in the future.

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

WE DEPEND ON THE CONTINUED GROWTH IN THE USE AND COMMERCIAL VIABILITY OF THE INTERNET.

Our marketing services business, VoIP telephony services business, Internet services business and computer games businesses are substantially dependent upon the continued growth in the general use of the Internet. Internet and electronic commerce growth may be inhibited for a number of reasons, including:

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

WE MAY FACE INCREASED GOVERNMENT REGULATION, TAXATION AND LEGAL UNCERTAINTIES IN OUR INDUSTRY, WHICH COULD HARM OUR BUSINESS.

There are an increasing number of federal, state, local and foreign laws and regulations pertaining to the Internet and telecommunications. In addition, a number of federal, state, local and foreign legislative and regulatory proposals are under consideration. Laws or regulations have been and may continue to be adopted with respect to the Internet relating to, among other things, fees and taxation of VoIP telephony services, liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, public safety issues like enhanced 911 emergency service ("E911"), the Communications Assistance for Law Enforcement Act ("CALEA"), the provision of online payment services, broadband residential Internet access, and the characteristics and quality of products and services.

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

Regardless of the type of state tax imposed, the threshold issue involving state taxation of any transaction is always whether sufficient nexus, or contact, exists between the taxing entity and the taxpayer or the transaction to which the tax is being applied. The concept of nexus is constantly changing and no bright line exists that would sufficiently alert a business as to whether it is subject to tax in a specific jurisdiction. All states which have attempted to tax Internet access or online services have done so by asserting that the sale of such telecommunications services, information services, data processing services or other type of transaction is subject to tax in that particular state.

A handful of states impose taxes on computer services, data processing services, information services and other similar types of services. Some of these states have asserted that Internet access and/or online information services are subject to these taxes.

Most states have telecommunications sales or gross receipts taxes imposed on interstate calls or transmissions of data. A sizable minority tax only intrastate calls. Although these taxes were enacted long before the birth of electronic commerce and VoIP, several states have asserted that Internet access and/or online information services are subject to these taxes.

For example, in the 2005 Florida legislative session, Florida incorporated into the tax imposed by Chapter 202, Florida Statutes, (the Communications Services
Tax) language which establishes tax nexus in Florida for VoIP. The Florida legislature inserted this language to protect the scope of the tax base for the Communications Services Tax. The language could have the effect of imposing the Communications Services Tax on VoIP services not based in the state of Florida.

The Florida legislature borrowed the language that it used to amend the Florida Statute from the national Streamlined Sales Tax Project. This project is being touted by many states as a proposed tax simplification plan. If adopted by other states, the language included in the Florida law could have a far reaching effect in many states in the United States.

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

We pursue the registration of our trademarks in the United States and, in some cases, internationally. We are also seeking patent protection for certain VoIP and direct response marketing assets which we acquired or which we have developed. However, effective intellectual property protection may not be available in every country in which our services are distributed or made available through the Internet. Policing unauthorized use of our proprietary information is difficult. Legal standards relating to the validity, enforceability and scope of protection of proprietary rights in Internet related businesses are also uncertain and still evolving. We cannot assure you about the future viability or value of any of our proprietary rights.

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

OUR LIMITED OPERATING HISTORY MAKES FINANCIAL FORECASTING DIFFICULT. OUR INEXPERIENCE IN THE VOIP TELEPHONY BUSINESS AND INTERNET SERVICES BUSINESS WILL MAKE FINANCIAL FORECASTING EVEN MORE DIFFICULT.

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

o     maintain or increase advertising revenue for our magazines;

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

WE ARE A PARTY TO LITIGATION MATTERS THAT MAY SUBJECT US TO SIGNIFICANT LIABILITY AND BE TIME CONSUMING AND EXPENSIVE.

We are currently a party to securities class action litigation. At this time we cannot reasonably estimate the range of any loss or damages resulting from this lawsuit due to uncertainty regarding the ultimate outcome. The defense of this litigation may be expensive and divert management's attention from day-to-day operations. An adverse outcome in this litigation could materially and adversely affect our results of operations and financial position and may utilize a significant portion of our cash resources.

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

We have entered into a number of agreements (generally for terms of one year, with the terms of several agreements extending to three to five years) for leased communications transmission capacity and data center facilities with various carriers and other third parties. The minimum amounts payable under these agreements and the underlying current capacity of our VoIP network greatly exceeds our current estimates of customer demand and usage for the foreseeable future. The Company is currently negotiating to reduce the amounts payable during 2005 under these network-related agreements. Although the Company has been successful in recently terminating substantially all of the minimum usage requirement commitments for which it was previously obligated under certain of its carrier agreements, there can be no assurance that it will be able to further reduce its network-related contractual commitments. If the Company is not successful in significantly reducing such commitments, its liquidity and financial condition could be materially and adversely impacted.

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

If the FCC or any state determines to regulate VoIP, they may impose surcharges, taxes or additional regulations upon providers of VoIP. These surcharges could include access charges payable to local exchange carriers to carry and terminate traffic, contributions to the Universal Service Fund or other charges. Regulations requiring compliance with the CALEA could also place a significant financial burden on us. The imposition of any such additional fees, charges, taxes, licenses and regulations on VoIP services could materially increase our costs and may reduce or eliminate the competitive pricing advantage we seek to enjoy.

WE WILL INCUR INCREASED COSTS AND RISKS ASSOCIATED WITH THE PROVISION OF 911 EMERGENCY DIALING WITH VOIP SERVICES.

In May 2005, the FCC adopted an Order and Notice of Proposed Rulemaking that requires VoIP providers to supply enhanced emergency 911 ("E911") service. On June 3, 2005, the FCC released the text of the First Report and Order and Notice of Proposed Rulemaking in the E911 proceeding (the "E911 Order"). Previously, Texas and Connecticut Attorneys General filed lawsuits against Vonage, accusing Vonage of not warning customers about limits to its 911 service. As a result of the E911 Order, VoIP service providers that interconnect to the public switched telephone network ("Interconnected VoIP Providers") will be required to mimic the 911 emergency calling capabilities offered by traditional landline phone companies. All Interconnected VoIP Providers must deliver 911 calls to the appropriate local public safety answering point ("PSAP"), along with call back number and location, where the PSAP is able to receive that information. E911 must be included in the basic service offering; it cannot be an optional or extra feature. The PSAP delivery obligation, along with call back number and location information must be provided regardless of whether the service is "fixed" or "nomadic." User registration of location is permissible initially, although the FCC is committed to an advanced form of E911 that will determine user location without user intervention, one of the topics of the further Notice of Proposed Rulemaking to be released.

Additionally, all interconnected VoIP providers must obtain affirmative acknowledgement from all subscribers that they have been advised of the circumstances under which E911 service may not be available. Further, an interconnected VoIP provider must make it possible for customers to update their address (i.e., change their registered location) via at least one option that requires no equipment other than that needed to access the VoIP service. All interconnected VoIP providers must comply with the requirements of the E911 Order within 120 days of the publication of the E911 Order in the Federal Register, with the exception that the customer notification obligations must be complied with within 30 days of the publication.

The E911 Order applies to certain of our products. Even with E911 provisioned, the IP dialtone service provided by us is only as reliable as a customer's underlying broadband data service and Internet service provider (neither service is provided by us), and may not be suitable for use in all emergency situations.

The E911 Order will increase our cost of doing business and may adversely affect our ability to deliver the VoIP telephony services to new and existing customers in all geographic regions. We cannot guarantee that E911 service will be available to all of our subscribers. There is also risk that specific E911 requirements may impede our ability to offer service in a manner that conforms to these requirements. The E911 Order and subsequent orders or clarifications could have a material adverse effect on our business, financial condition and operating results.

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

WE DEPEND ON A LIMITED NUMBER OF CLIENTS FOR A SIGNIFICANT PERCENTAGE OF OUR REVENUE AND THE LOSS OF ONE OR MORE OF THESE CLIENTS COULD CAUSE OUR REVENUE TO DECLINE.

The results of SendTec's operations have been included in our consolidated results since date of acquisition, September 1, 2004. During the first half of 2005, two customers of SendTec accounted for approximately 45% of SendTec's total net revenue. For the four months ended December 31, 2004, two customers of SendTec accounted for approximately 52% of SendTec's total net revenue. We believe that a limited number of clients will continue to be the source of a substantial portion of our revenue for the foreseeable future. Key factors in maintaining our relationships with these clients include our performance on individual campaigns, the strength of our professional reputation and the relationships of our key executives with client personnel. To the extent that our performance does not meet client expectations, or our reputation or relationships with one or more major clients are impaired, our revenues could decline and our operating results could be adversely affected. During the second quarter of 2004, one of SendTec's major customers acquired a business that competes with SendTec. This acquisition, other similar acquisitions, or general business consolidation within the marketing services industry could also cause our revenue and operating results to decline and adversely affect SendTec's business.

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

WE HAVE HISTORICALLY RELIED SUBSTANTIALLY ON ADVERTISING REVENUES, WHICH COULD DECLINE IN THE FUTURE.

We historically derived a substantial portion of our revenues from the sale of advertisements, primarily in our Computer Games Magazine. Our games business model and our ability to generate sufficient future levels of print and online advertising revenues are highly dependent on the print circulation of our magazines, as well as the amount of traffic on our websites and our ability to properly monetize website traffic. Print and online advertising market volumes have declined in the past and may decline in the future, which could have a material adverse effect on us. Many advertisers have been experiencing financial difficulties which could further negatively impact our revenues and our ability to collect our receivables. For these reasons, we cannot assure you that our current advertisers will continue to purchase advertisements from our computer games businesses.

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

                RISKS RELATING TO OUR INTERNET SERVICES BUSINESS

OUR CONTRACT TO SERVE AS THE REGISTRY FOR THE ".TRAVEL" TOP-LEVEL DOMAIN MAY BE TERMINATED EARLY, WHICH WOULD LIKELY DO IRREPARABLE HARM TO OUR NEWLY DEVELOPING INTERNET SERVICES BUSINESS.

Our contract with the Internet Corporation for Assigned Names and Numbers ("ICANN") to serve as the registry for the ".travel" top-level Internet domain is for an initial term of ten years. Additionally, we have agreed to engage in good faith negotiations at regular intervals throughout the term of our contract (at least once every three years) regarding possible changes to the provisions of the contract, including changes in the fees and payments that we are required to make to ICANN. In the event that we materially and fundamentally breach the contract and fail to cure such breach within thirty days of notice, ICANN has the right to immediately terminate our contract.

Should our ".travel" registry contract be terminated early by ICANN, we could suffer a loss of prestige that could force us to permanently shutdown our Internet services business. Further, we could be held liable to pay additional fees or financial damages to ICANN or certain of our related subcontractors and, in certain limited circumstances, to pay punitive, exemplary or other damages to ICANN. Any such developments could have a material adverse effect on our financial condition and results of operations.

OUR BUSINESS COULD BE MATERIALLY HARMED IF IN THE FUTURE THE ADMINISTRATION AND OPERATION OF THE INTERNET NO LONGER RELIES UPON THE EXISTING DOMAIN NAME SYSTEM.

The domain name registration industry continues to develop and adapt to changing technology. This development may include changes in the administration or operation of the Internet, including the creation and institution of alternate systems for directing Internet traffic without the use of the existing domain name system. The widespread acceptance of any alternative systems could eliminate the need to register a domain name to establish an online presence and could materially adversely affect our business, financial condition and results of operations.

WE OUTSOURCE CERTAIN OPERATIONS WHICH EXPOSES US TO RISKS RELATED TO OUR THIRD PARTY VENDORS.

We do not develop and maintain all of the products and services that we offer. We offer most of our services to our customers through various third party service providers engaged to perform these services on our behalf and also outsource most of our operations to third parties. Accordingly, we are dependent, in part, on the services of third party service providers, which may raise concerns by our customers regarding our ability to control the services we offer them if certain elements are managed by another company. In the event that these service providers fail to maintain adequate levels of support, do not provide high quality service, discontinue their lines of business, cease or reduce operations or terminate their contracts with us, our business, operations and customer relations may be impacted negatively and we may be required to pursue replacement third party relationships, which we may not be able to obtain on as favorable terms or at all. If a problem should arise with a provider, transitioning services and data from one provider to another can often be a complicated and time consuming process and we cannot assure that if we need to switch from a provider we would be able to do so without significant disruptions, or at all. If we were unable to complete a transition to a new provider on a timely basis, or at all, we could be forced to either temporarily or permanently discontinue certain services which may disrupt services to our customers. Any failure to provide services would have a negative impact on our revenue, profitability and financial condition and could materially harm our Internet services business.

REGULATORY AND STATUTORY CHANGES COULD HARM OUR INTERNET SERVICES BUSINESS.

We cannot predict with any certainty the effect that new governmental or regulatory policies, including changes in consumer privacy policies or industry reaction to those policies, will have on our domain name registry business. Additionally, ICANN's limited resources may seriously affect its ability to carry out its mandate or could force ICANN to impose additional fees on registries. Changes in governmental or regulatory statutes or policies could cause decreases in future revenue and increases in future costs which could have a material adverse effect on the development of our domain name registry business.

                       RISKS RELATING TO OUR COMMON STOCK

THE VOLUME OF SHARES AVAILABLE FOR FUTURE SALE IN THE OPEN MARKET COULD DRIVE DOWN THE PRICE OF OUR STOCK OR KEEP OUR STOCK PRICE FROM IMPROVING, EVEN IF OUR FINANCIAL PERFORMANCE IMPROVES.

As of August 5, 2005, we had issued and outstanding approximately 186.9 million shares, of which approximately 55.5 million shares were freely tradable over the public markets. There is limited trading volume in our shares and we are now traded only in the over-the-counter market. On April 16, 2004, we filed a registration statement relating to the potential resale of up to approximately 131 million of our shares (including approximately 27 million shares underlying outstanding warrants to acquire our Common Stock). The registration statement became effective on May 11, 2004. As part of the acquisition of SendTec, we issued an aggregate of approximately 35 million shares of our Common Stock. Pursuant to our contractual obligations, we are obligated to file a registration statement relating to the potential resale of these shares and to cause such registration statement to become effective on or before September 1, 2005. We have not yet filed such a registration statement. In the event we fail to timely register such shares, we may be held liable for damages suffered by holders of such stock. Upon registration, and subject to waiver or expiration of a lock-up agreement which expires September 1, 2005, all such shares will be eligible for resale over the open market. Even if not registered, the shares issued in the SendTec acquisition will be eligible for resale over the public markets pursuant to and subject to the limitations of Rule 144 beginning September 1, 2005. If we successfully redeem the majority of the shares issued as part of the SendTec acquisition (or approximately 28.9 million shares) in connection with the sale of SendTec's business to RelationServe Media, Inc. (See Note 9, "Subsequent Events," in the Notes to Unaudited Condensed Consolidated Financial Statements), we would likely reduce the aforementioned risks related to these shares.

Sales of significant amounts of Common Stock in the public market in the future, the perception that sales will occur or the registration of additional shares pursuant to existing contractual obligations could materially and adversely drive down the price of our stock. In addition, such factors could adversely affect the ability of the market price of the Common Stock to increase even if our business prospects were to improve. Substantially all of our stockholders holding restricted securities, including shares issuable upon the exercise of warrants or the conversion of the Convertible Notes to acquire our Common Stock (which are convertible into 80 million shares), have registration rights under various conditions and will become available for resale in the future.

In addition, as of August 5, 2005, there were outstanding options to purchase approximately 19,839,000 shares of our Common Stock, which become eligible for sale in the public market from time to time depending on vesting and the expiration of lock-up agreements. The shares issuable upon exercise of these options are registered under the Securities Act and consequently, subject to certain volume restrictions as to shares issuable to executive officers, will be freely tradable.

Also as of August 5, 2005, we had issued and outstanding warrants to acquire approximately 7,601,000 shares of our Common Stock. In addition, the Company holds in escrow warrants to acquire up to 1,500,000 shares of Common Stock, subject to release over approximately the next year (some of which may accelerate under certain events) upon the attainment of certain performance objectives and may issue warrants to acquire up to an additional 2,500,000 shares of Common Stock upon attainment of certain performance criteria related to the SendTec acquisition. Many of the outstanding instruments representing the warrants contain anti-dilution provisions pursuant to which the exercise prices and number of shares issuable upon exercise may be adjusted.

OUR CHAIRMAN MAY CONTROL US.

After giving effect to the proxies to vote the shares of Common Stock granted by five of the former shareholders of SendTec, Michael S. Egan, our Chairman and Chief Executive Officer, beneficially owns or controls, directly or indirectly, approximately 169.4 million shares of our Common Stock as of August 5, 2005, which in the aggregate represents approximately 62.1% of the outstanding shares of our Common Stock (treating as outstanding for this purpose the shares of Common Stock issuable upon exercise and/or conversion of the options, secured demand convertible promissory notes and warrants owned by Mr. Egan or his affiliates). Accordingly, Mr. Egan will be able to exercise significant influence over, if not control, any stockholder vote.

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

o     news relating to trends in our markets; and

o entrance into new lines of business and acquisitions of businesses, including our SendTec and Tralliance acquisitions.

In addition, with regard to our acquisitions of SendTec and Tralliance the trading price of our Common Stock may decline if:

o integration of theglobe.com and either one or both of the acquired companies is unsuccessful or is delayed;

o the combined company does not achieve the perceived benefits of the acquisition as rapidly or to the extent anticipated by investors;

o the effect of the acquisition on the combined company's financial results or condition is not consistent with the expectations of financial investors; or

o the dilution in shareholder ownership related to the issuance of shares of theglobe.com's Common Stock in connection with the acquisitions is perceived negatively by investors.

The market price of our Common Stock could also decline as a result of unforeseen factors related to the acquisitions. The stock market has experienced significant price and volume fluctuations, and the market prices of technology companies, particularly Internet related companies, have been highly volatile. Our stock is also more volatile due to the limited trading volume.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Interest rate risk refers to fluctuations in the value of a security resulting from changes in the general level of interest rates.
Investments that we classify as cash and cash equivalents have original maturities of three months or less and therefore, are not affected in any material respect by changes in market interest rates. Marketable securities at June 30, 2005, of $42,736 are classified as available-for-sale and stated at fair value. At June 30, 2005, debt outstanding includes approximately $4.1 million of fixed rate instruments with an aggregate average interest rate of 8.51% and approximately $48,000 of variable rate instruments with an aggregate average interest rate of 6.78%. All but approximately $7,000 of principal of the variable rate debt outstanding, as of the end of the 2005 second quarter, matures within the next twelve months.

Foreign Currency Risk. We transact business in U.S. dollars. Our exposure to changes in foreign currency rates has been limited to a related party obligation payable in Canadian dollars, which totals approximately $48,000 (U.S.) at June 30, 2005. Foreign currency exchange rate fluctuations do not have a material effect on our results of operations.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005.
Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, and have determined there to be no reportable changes.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 6, "Litigation," of the Financial Statements included in this Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)   Unregistered Sales of Equity Securities.

During and subsequent to the quarter ended June 30, 2005, the registrant reported three separate sales of unregistered secured demand convertible promissory notes on Forms 8-K dated April 26, 2005, June 2, 2005 and July 19, 2005.

On May 9, 2005, the registrant issued an aggregate of 2,000,000 shares of its Common Stock and warrants to acquire 475,000 shares of its Common Stock as part of the purchase price to acquire all of the outstanding capital stock of Tralliance Corporation. The shares issued were unregistered, restricted securities within the meaning of the Securities Act of 1933, as amended. The warrants are exercisable for a period of five years at an exercise price of $0.11 per share. As part of the transaction, 10,000 shares of Common Stock were issued to a third party in payment of a finder's fee resulting from the acquisition. The shares of Common Stock, and shares underlying the warrants, are entitled to certain "piggy-back" registration rights. The shares and warrants were issued to five parties as part of the acquisition of Tralliance. The Company believes that such parties were "accredited" and, either alone or with their representatives in the acquisition, "sophisticated" within the meaning of such terms under applicable securities laws. Consequently, the Company believes that such issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder.

(b)   Use of Proceeds From Sales of Registered Securities.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

4.1   Form of Secured Demand Convertible Promissory Note (1).

4.2 Security Agreement dated April 22, 2005 by theglobe.com, inc. and certain other parties named therein (1).

4.3   Unconditional Guaranty Agreement dated April 22, 2005 (1).

10.1 Note Purchase Agreement dated April 22, 2005 between theglobe.com, inc. and certain named investors (1).

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

---------------

(1)   Incorporated by reference from our Form 8-K filed on April 26, 2005.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Dated:  August 12, 2005                    theglobe.com, inc.


                                      By:  /s/ Michael S. Egan
                                           ----------------------------------
                                           Michael S. Egan
                                           Chief Executive Officer
                                           (Principal Executive Officer)


                                      By:  /s/ Edward A. Cespedes
                                           ----------------------------------
                                           Edward A. Cespedes
                                           President and Chief Financial Officer
                                           (Principal Financial Officer)

EXHIBIT INDEX

4.1   Form of Secured Demand Convertible Promissory Note (1).

4.2 Security Agreement dated April 22, 2005 by theglobe.com, inc. and certain other parties named therein (1).

4.3   Unconditional Guaranty Agreement dated April 22, 2005 (1).

10.1 Note Purchase Agreement dated April 22, 2005 between theglobe.com, inc. and certain named investors (1).

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

---------------

(1)   Incorporated by reference from our Form 8-K filed on April 26, 2005.