Form 10-Q
period 2005-09-30
THEGLOBE COM INC
filed 2005-11-21
CIK 1066684

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of the Registrant's Common Stock, $.001 par value (the "Common Stock") as of November 11, 2005 was 173,252,690.

THEGLOBE.COM, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2005	2004
	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$2,047,615	$6,828,200
Marketable securities	–	42,736
Accounts receivable, less allowance for doubtful accounts of approximately $269,000 and $274,000, respectively	534,377	1,120,310
Inventory, less reserves of approximately $361,000 and $1,333,000, respectively	187,385	589,579
Prepaid expenses	845,495	941,316
Assets of discontinued operations	23,241,377	21,665,429
Other current assets	274,380	359,619
Total current assets	27,130,629	31,547,189

Property and equipment, net	1,817,899	2,442,613
Intangible assets	517,011	–
Other assets	40,000	27,363
Total assets	$29,505,539	$34,017,165
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,799,881	$1,064,048
Accrued expenses and other current liabilities	2,344,183	1,720,001
Deferred revenue	113,002	163,715
Notes payable and current portion of long-term debt	4,509,040	1,277,405
Liabilities of discontinued operations	8,457,598	8,042,995
Total current liabilities	18,223,704	12,268,164

Long-term debt	–	26,997
Other long-term liabilities	–	204,616
Total liabilities	18,223,704	12,499,777

Stockholders' Equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 200,138,436 and 174,315,678 shares issued at September 30, 2005 and December 31, 2004, respectively	200,139	174,316
Additional paid-in capital	287,818,627	282,289,404
Treasury stock, 699,281 common shares, at cost	(371,458)	(371,458)
Accumulated deficit	(276,365,473)	(260,574,874)
Total stockholders' equity	11,281,835	21,517,388
Total liabilities and stockholders' equity	$29,505,539	$34,017,165

See notes to unaudited condensed consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(UNAUDITED)		(UNAUDITED)

Net Revenue	$409,258	$877,727	$1,689,418	$2,559,954

Operating Expenses:
Cost of revenue	2,213,574	2,573,956	6,379,145	6,067,382
Sales and marketing	481,573	2,053,439	1,722,058	4,775,670
Product development	356,409	360,478	1,010,666	726,662
General and administrative	2,321,295	1,765,743	5,734,072	5,412,143
Depreciation	299,225	381,593	882,396	873,943
Intangible asset amortization	28,200	25,901	47,000	68,244
	5,700,276	7,161,110	15,775,337	17,924,044

Operating Loss from Continuing Operations	(5,291,018)	(6,283,383)	(14,085,919)	(15,364,090)

Other Income (Expense), net:
Interest expense, net	(1,102,234)	(9,463)	(4,156,840)	(811,586)
Other income (expense), net	(3,157)	260,904	(281,994)	126,075
	(1,105,391)	251,441	(4,438,834)	(685,511)

Loss from Continuing Operations Before Income Tax	(6,396,409)	(6,031,942)	(18,524,753)	(16,049,601)
Income Tax Benefit	(388,547)	(61,860)	(1,038,497)	(61,860)
Loss from Continuing Operations	(6,007,862)	(5,970,082)	(17,486,256)	(15,987,741)
Discontinued Operations:
Income from operations	1,009,026	162,286	2,734,154	162,286
Tax provision	372,971	61,860	1,038,497	61,860
Income from Discontinued Operations	636,055	100,426	1,695,657	100,426
Net Loss	$(5,371,807)	$(5,869,656)	$(15,790,599)	$(15,887,315)

Earnings (Loss) Per Share - Basic and Diluted:
Continuing Operations	$(0.03)	$(0.04)	$(0.10)	$(0.14)
Discontinued Operations	$–	$–	$0.01	$–
Net Loss	$(0.03)	$(0.04)	$(0.09)	$(0.14)

Weighted Average Common Shares Outstanding	192,210,000	143,514,000	182,577,000	116,546,000

See notes to unaudited condensed consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2005	2004
	(UNAUDITED)
Cash Flows from Operating Activities:
Net loss	$(15,790,599)	$(15,887,315)
(Income)from discontinued operations	(1,695,657)	(100,426)
Net loss from continuing operations	(17,486,256)	(15,987,741)

Adjustments to reconcile net loss from continuing operations to net cash and cash equivalents used in operating activities:
Depreciation and amortization	929,396	942,187
Provision for uncollectible accounts receivable	100,000	160,509
Provision for excess and obsolete inventory	95,054	629,515
Non-cash interest expense	4,000,000	735,416
Reserve against amounts loaned to Tralliance prior to acquisition	280,000	365,250
Contingent commissions expenses	(130,366)	103,667
Employee stock compensation	48,987	177,638
Compensation related to non-employee stock options	143,351	398,687
Non-cash settlements of liabilities	–	(352,455)
Other, net	2,246	14,274

Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	485,933	(147,873)
Inventory, net	307,140	(1,114,954)
Prepaid and other current assets	213,859	(282,796)
Accounts payable	1,659,943	(444,274)
Accrued expenses and other current liabilities	395,062	746,553
Deferred revenue	(50,713)	1,580
Net cash and cash equivalents used in operating activities of continuing operations	(9,006,364)	(14,054,817)
Net cash and cash equivalents provided by / (used in) operating activities of discontinued operations	1,152,597	(905,974)
Net cash and cash equivalents used in operating activities	(7,853,767)	(14,960,791)

Cash Flows from Investing Activities:
Proceeds from sales and maturities of marketable securities	42,736	225,070
Purchases of property and equipment	(257,682)	(2,236,694)
Net cash acquired in acquisition of Tralliance	14,450	–
Amounts loaned to Tralliance prior to acquisition	(280,000)	(325,250)
Other, net	(40,000)	(84,483)

Net cash and cash equivalents used in investing activities of continuing operations	(520,496)	(2,421,357)
Acquisition of discontinued operation, net of cash acquired	–	(2,389,520)
Purchases of property and equipment by discontinued operation	(171,431)	(18,993)
Net cash and cash equivalents used in investing activities	(691,927)	(4,829,870)

Cash Flows from Financing Activities:
Borrowings on notes payable and long-term debt	4,000,000	2,000,000
Payments on notes payable and long-term debt	(277,608)	(121,599)
Proceeds from issuance of common stock, net	–	26,972,745
Proceeds from exercise of common stock options	31,881	184,546
Proceeds from exercise of warrants	10,836	10,918
Payments of other long-term liabilities, net	–	(119,711)
Net cash and cash equivalents provided by financing activities	3,765,109	28,926,899
Net Increase (Decrease) in Cash and Cash Equivalents	(4,780,585)	9,136,238

Cash and Cash Equivalents, at beginning of period	6,828,200	1,061,702
Cash and Cash Equivalents, at end of period	$2,047,615	$10,197,940

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

On September 1, 2004, the Company acquired SendTec, Inc. ("SendTec"), a direct response marketing services and technology company, for a total purchase price of approximately $18.0 million. As more fully discussed in Note 3, "Discontinued Operations - SendTec, Inc.," on October 31, 2005, the Company completed the sale of all of the business and substantially all of the net assets of SendTec for approximately $39.9 million.

As more fully discussed in Note 4, "Acquisition of Tralliance Corporation," on May 9, 2005, the Company exercised its option to acquire Tralliance Corporation ("Tralliance"), a company which had recently entered into an agreement to become the registry for the ".travel" top-level Internet domain. The Company issued 2,000,000 shares of its Common Stock, warrants to acquire 475,000 shares of its Common Stock and paid $40,000 in cash to acquire Tralliance.

As of September 30, 2005, sources of the Company's revenue from continuing operations were derived principally from the operations of our games related businesses. The Company's retail VoIP products and services have yet to produce any significant revenue. Tralliance did not begin collecting fees from ".travel" registrars for its services until October 2005.

(b) PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries from their respective dates of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

(c) UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The unaudited interim condensed consolidated financial statements of the Company as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed consolidated financial statements.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2005 and the results of its operations and its cash flows for the three and nine months ended September 30, 2005 and 2004. The results of operations and cash flows for such periods are not necessarily indicative of results expected for the full year or for any future period.

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

(e) CASH AND CASH EQUIVALENTS

Cash equivalents consist of money market funds and highly liquid short-term investments with qualified financial institutions. The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents in the accompanying condensed consolidated balance sheet at September 30, 2005, was approximately $32,000 of cash held in escrow for purposes of sweepstakes promotions conducted by the VoIP telephony division.

(f) COMPREHENSIVE INCOME (LOSS)

The Company reports comprehensive income (loss) in accordance with SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income (loss) generally represents all changes in stockholders' equity during the year except those resulting from investments by, or distributions to, stockholders. The Company's comprehensive loss was approximately $15.8 million and $15.9 million for the nine months ended September 30, 2005 and 2004, respectively, which approximated the Company's reported net loss.

(g) INVENTORY

Inventories are recorded on a first in, first out basis and valued at the lower of cost or market value. The Company's reserve for excess and obsolete inventory as of September 30, 2005 and December 31, 2004, was approximately $361,000 and $1,333,000, respectively.

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

(i) REVENUE RECOGNITION

Continuing Operations

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

Discontinued Operations

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

Revenue derived from the purchase and tracking of direct response media, such as television and radio commercials, is recognized on a net basis when the associated media is aired. In many cases, the amount the Company bills to clients significantly exceeds the amount of revenue that is earned due to the existence of various "pass-through" charges such as the cost of the television and radio media. Amounts received in advance of media airings are deferred.

Revenue generated from the production of direct response advertising programs, such as infomercials, is recognized on the completed contract method when such programs are complete and available for airing. Production activities generally take eight to twelve weeks and the Company usually collects amounts in advance and at various points throughout the production process. Amounts received from customers prior to completion of commercials are included in deferred revenue and direct costs associated with the production of commercials in process are deferred.

(j) NET LOSS PER SHARE

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

Due to the Company's net losses, the effect of potentially dilutive securities or common stock equivalents that could be issued was excluded from the diluted net loss per common share calculation due to the anti-dilutive effect. Such potentially dilutive securities and common stock equivalents consisted of the following for the periods ended September 30:

	2005	2004
Options to purchase common stock	19,570,000	15,224,000
Common shares issuable upon exercise of warrants	11,492,000	20,713,000
Common shares issuable upon conversion of Convertible Notes	68,000,000	–
Common shares issuable upon conversion of Series H Preferred Stock	–	17,500,000
Total	99,062,000	53,437,000

(k) RECENT ACCOUNTING PRONOUNCEMENTS

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

(l) RECLASSIFICATIONS

Certain 2004 amounts have been reclassified to conform to the 2005 presentation. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the operations of SendTec have been accounted for in accordance with the provisions of SFAS No. 144 and the results of SendTec’s operations have been included in income from discontinued operations. Prior periods have been reclassified for comparability, as required.

(2) GOING CONCERN CONSIDERATIONS

The Company received a report from its independent accountants, relating to its December 31, 2004 audited financial statements containing an explanatory paragraph stating that its recurring losses from operations and its accumulated deficit raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Based upon the net cash proceeds received from the completion of the sale of the SendTec business on October 31, 2005, management believes the Company has sufficient liquidity to operate as a going concern through at least the end of 2006.

(3) DISCONTINUED OPERATIONS - SENDTEC, INC.

On August 10, 2005, the Company entered into an Asset Purchase Agreement with RelationServe Media, Inc. ("RelationServe") whereby the Company agreed to sell all of the business and substantially all of the net assets of its SendTec marketing services subsidiary to RelationServe for $37,500,000 in cash, subject to certain net working capital adjustments. On August 23, 2005, the Company entered into Amendment No. 1 to the Asset Purchase Agreement with RelationServe (the “1st Amendment” and together with the original Asset Purchase Agreement, the “Purchase Agreement”). On October 31, 2005, the Company completed the asset sale. Including adjustments to the purchase price, related to excess working capital of SendTec as of the date of sale, the Company received an aggregate of approximately $39,900,000 in cash pursuant to the Purchase Agreement. In accordance with the terms of an escrow agreement established as a source to secure the Company’s indemnification obligations under the Purchase Agreement, $1,000,000 of the purchase price and an aggregate of 2,272,727 shares of theglobe’s unregistered Common Stock (valued at $750,000 pursuant to the terms of the Purchase Agreement based upon the average closing price of the stock in the 10 day period preceding the closing of the sale) were placed into escrow. Any of the shares of Common Stock released from escrow to RelationServe will be entitled to customary “piggy-back” registration rights.

Additionally, as contemplated by the Purchase Agreement, immediately following the asset sale, the Company completed the redemption of 28,879,097 shares of its Common Stock owned by six members of management of SendTec for approximately $11,604,000 in cash pursuant to a Redemption Agreement dated August 23, 2005. Pursuant to a separate Termination Agreement, the Company also terminated and canceled 1,275,783 stock options and the contingent interest in 2,062,785 earn-out warrants held by the six members of management in exchange for approximately $400,000 in cash. The Company also terminated 829,678 stock options of certain other non-management employees of SendTec and entered into bonus arrangements with a number of other non-management SendTec employees for amounts totaling approximately $600,000.

Results of operations for SendTec have been reported separately as “Discontinued Operations” in the accompanying condensed consolidated statement of operations for all periods presented. The assets and liabilities of the SendTec marketing services business which was sold have been included in the captions, “Assets of Discontinued Operations” and “Liabilities of Discontinued Operations” in the accompanying condensed consolidated balance sheets.

The following is a summary of the assets and liabilities of the discontinued operations of SendTec as included in the accompanying condensed consolidated balance sheets:

	September 30,	December 31,
	2005	2004
Assets:
Accounts receivable	$8,674,235	$6,620,382
Prepaid and other current assets	544,451	683,380
Property and equipment, net	874,135	963,757
Goodwill	11,709,952	11,702,317
Non-compete intangible assets	1,410,000	1,680,000
Other assets	28,604	15,593
Assets of discontinued operations	$23,241,377	$21,665,429

Liabilities:
Accounts payable	$7,940,291	$6,383,502
Accrued expenses	352,945	1,083,543
Deferred revenue	164,362	575,950
Liabilities of discontinued operations	$8,457,598	$8,042,995

Summarized financial information for the Discontinued Operations of SendTec was as follows:

	Three Months Ended September 30,
	2005	2004

Net revenue, net of intercompany eliminations	$10,752,616	$2,820,381

Income from discontinued operations	$1,009,026	$162,286
Provision for income taxes	372,971	61,860
Income from discontinued operations, net of tax	$636,055	$100,426

	Nine Months Ended September 30,
	2005	2004

Net revenue, net of intercompany eliminations	$28,897,502	$2,820,381

Income from discontinued operations	$2,734,154	$162,286
Provision for income taxes	1,038,497	61,860
Income from discontinued operations, net of tax	$1,695,657	$100,426

The Company originally acquired SendTec on September 1, 2004. In exchange for all of the issued and outstanding shares of capital stock of SendTec the Company paid consideration consisting of: (i) $6,000,000 in cash, excluding transaction costs, (ii) the issuance of an aggregate of 17,500,024 shares of the Company's Common Stock, (iii) the issuance of an aggregate of 175,000 shares of Series H Automatically Converting Preferred Stock (which was converted into approximately 17,500,500 shares of the Company's Common Stock effective December 1, 2004), and (iv) the issuance of a subordinated promissory note in the amount of $1,000,009. The Company also issued an aggregate of 3,974,165 replacement options to acquire the Company's Common Stock for each of the issued and outstanding options to acquire SendTec shares held by the former employees of SendTec.

The SendTec purchase price allocation was as follows:

Cash	$3,610,000
Accounts receivable	5,534,000
Other current assets	194,000
Fixed assets	1,031,000
Non-compete agreements	1,800,000
Goodwill	11,710,000
Other assets	124,000
Assumed liabilities	(5,605,000)
$18,398,000

In addition, warrants to acquire shares of theglobe.com Common Stock would be issued to the former shareholders of SendTec when and if SendTec exceeded forecasted operating income, as defined, of $10.125 million, for the year ending December 31, 2005. The number of earn-out warrants issuable ranged from an aggregate of approximately 250,000 to 2,500,000 (if actual operating income exceeds the forecast by at least 10%). Pursuant to the Termination Agreement mentioned above, the contingent interest in approximately 2,063,000 of the earn-out warrants was canceled effective October 31, 2005.

As part of the SendTec acquisition transaction, certain executives of SendTec entered into new employment agreements with SendTec. The employment agreements each had a term of five years and contained certain non-compete provisions for periods as specified by the agreements. The $1,800,000 value assigned to the non-compete agreements was being amortized on a straight-line basis over five years. Pursuant to the Termination Agreement mentioned above, the employment agreements were terminated effective October 31, 2005.

(4) ACQUISITION OF TRALLIANCE CORPORATION

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

The preliminary Tralliance purchase price allocation was as follows:

Cash	$54,000
Other current assets	6,000
Intangible assets	564,000
Assumed liabilities	(370,000)
$254,000

Upon acquisition, the existing CEO and CFO of Tralliance entered into employment agreements, which include certain non-compete provisions, whereby each would agree to remain in the employ of Tralliance for a period of two years in exchange for annual base compensation totaling $200,000 to each officer, plus participation in a bonus pool based upon the pre-tax income of the venture.

The value assigned to the intangible assets acquired is being amortized on a straight-line basis over the expected useful life. Annual amortization expense of the intangible assets is estimated to be approximately $75,200 in 2005, $112,800 for 2006 through 2009 and $37,600 in 2010. The related accumulated amortization as of September 30, 2005 was $47,000 and amortization expense totaled $28,200 and $47,000 for the three and nine months ended September 30, 2005, respectively.

Advances to Tralliance totaled $1,281,500 prior to its acquisition by the Company. Due to the uncertainty of the ultimate collectibility of the Loan, the Company had historically provided a reserve equal to the full amount of the funds advanced to Tralliance. For the nine months ended September 30, 2005 and 2004, additions to the reserve of $280,000 and $365,250, respectively, were included in other expense in the accompanying condensed consolidated statements of operations.

The following pro forma condensed consolidated results of operations for the three and nine months ended September 30, 2004 and the nine months ended September 30, 2005 assumes the acquisition of Tralliance occurred as of January 1, 2004. The pro forma information is not necessarily indicative of what the actual results of operations of the combined company would have been had the acquisition occurred on January 1, 2004, nor is it necessarily indicative of future results.

PRO FORMA RESULTS:	2004
Three months ended September 30,
Net revenue	$878,000
Net loss	(5,900,000)

Basic and diluted net loss per common share	$(0.04)

	2005	2004
Nine months ended September 30,
Net revenue	$1,689,000	$2,560,000
Net loss	(15,821,000)	(16,039,000)

Basic and diluted net loss per common share	$(0.09)	$(0.14)

(5) DEBT

On April 22, 2005, E&C Capital Partners, LLLP and E&C Capital Partners II, Ltd. (the "Noteholders"), entities controlled by the Company's Chairman and Chief Executive Officer, entered into a Note Purchase Agreement (the "Agreement") with theglobe pursuant to which they acquired secured demand convertible promissory notes (the "Convertible Notes") in the aggregate principal amount of $1,500,000. Under the terms of the Agreement, the Noteholders were also granted the optional right, for a period of 90 days from the date of the Agreement, to purchase additional Convertible Notes such that the aggregate principal amount of Convertible Notes issued under the Agreement could total $4,000,000 (the "Option"). On June 1, 2005, the Noteholders exercised a portion of the Option and acquired an additional $1,500,000 of Convertible Notes. On July 18, 2005, the Noteholders exercised the remainder of the Option and acquired an additional $1,000,000 of Convertible Notes.

The Convertible Notes are convertible at the option of the Noteholders into shares of the Company's Common Stock at an initial price of $0.05 per share. Through November 10, 2005, an aggregate of $600,000 of Convertible Notes were converted by the Noteholders into an aggregate of 12,000,000 shares of the Company’s Common Stock. Assuming full conversion of all Convertible Notes which remain outstanding as of November 10, 2005, an additional 68,000,000 shares of the Company's Common Stock would be issued to the Noteholders. The Convertible Notes provide for interest at the rate of ten percent per annum and are secured by a pledge of substantially all of the assets of the Company. The Convertible Notes are due and payable five days after demand for payment by the Noteholders.

As the Notes were immediately convertible into common shares of the Company at issuance, an aggregate of $3,000,000 of non-cash interest expense was recorded during the 2005 second quarter and $1,000,000 of non-cash interest expense was recorded during the 2005 third quarter as a result of the beneficial conversion features of the Convertible Notes. The value attributed to the beneficial conversion features was calculated by comparing the fair value of the underlying common shares of the Convertible Notes on the date of issuance based on the closing price of theglobe's Common Stock as reflected on the OTCBB to the conversion price and was limited to the aggregate proceeds received from the issuance of the Convertible Notes.

Effective October 12, 2005, the maturity date of the Company’s mortgage payable totaling approximately $70,000 was extended to September 30, 2006.

As discussed in Note 3, “Discontinued Operations - SendTec, Inc.,” on September 1, 2004 the Company issued a subordinated promissory note in the amount of $1,000,009 in connection with the acquisition of SendTec. The subordinated promissory note provided for interest at the rate of four percent per annum and was due on September 1, 2005. The Company paid the principal and interest due under the terms of the subordinated promissory note on October 31, 2005, including default interest at a rate of 15% per annum for the period the debt was outstanding subsequent to the original due date.

(6) STOCK OPTION PLANS

A total of 5,819,750 stock options were granted during the nine months ended September 30, 2005, including grants of 775,000 stock options to non-employees. A total of 677,169 stock options were exercised and a total of 1,557,074 stock options were cancelled during the nine months ended September 30, 2005.

As discussed in Note 3, “Discontinued Operations - SendTec, Inc.,” in connection with the acquisition of SendTec on September 1, 2004, the Company issued an aggregate of 3,974,165 replacement options to acquire shares of theglobe’s Common Stock for each of the then issued and outstanding options to acquire shares of SendTec common stock held by employees of SendTec. Of these replacement options, 3,273,663 had exercise prices of $0.06 and 700,497 had exercise prices of $0.27 per share. The Company also agreed to grant an aggregate of 225,000 options to employees of SendTec and 25,000 options to a consultant of SendTec at an exercise price of $0.34 per share under similar terms as other stock option grants of theglobe. The Company also granted 1,000,000 stock options at an exercise price of $0.27 per share in connection with the establishment of a bonus option pool pursuant to which various employees of SendTec could vest in such options if SendTec exceeded forecasted operating income, as defined, of $10.125 million, for the year ending December 31, 2005.

As mentioned in Note 3, “Discontinued Operations - SendTec, Inc.”, pursuant to a Termination Agreement entered into as a result of the sale of the assets and business of SendTec, the Company terminated and canceled an aggregate of 2,105,461 stock options held by employees of SendTec effective October 31, 2005.

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

Compensation expense of $143,351 was charged to continuing operations during the nine months ended September 30, 2005, as a result of the vesting of non-employee stock options granted in prior years, as well as expense resulting from stock options granted to non-employees during the first nine months of 2005. In addition, $48,987 of compensation expense was charged to continuing operations during the first nine months of 2005 primarily as a result of the accelerated vesting of stock options issued to a terminated employee. During the nine months ended September 30, 2004, stock compensation expense charged to continuing operations included $398,687 related to non-employee stock options, $160,450 related to employee option grants with below-market exercise prices and $17,188 related to the accelerated vesting of stock options issued to a terminated employee.

In 2000, the Company re-priced a group of stock options issued to its employees. The Company is accounting for these re-priced options using variable accounting in accordance with FIN No. 44. No compensation expense was recorded in connection with the re-priced stock options during the nine months ended September 30, 2005 and 2004. At September 30, 2005, a total of 29,060 options remained outstanding which were being accounted for in accordance with FIN No. 44.

Stock compensation expense totaling $446,854 and $59,507 for the nine months ended September 30, 2005 and 2004, respectively, was charged to income from the discontinued operations of the Company’s SendTec subsidiary. The expense resulted primarily from the deferred compensation attributable to the issuance of stock options in the Company’s acquisition of SendTec as mentioned above.

The Company estimates the fair value of each stock option at the grant date by using the Black Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005: no dividend yield; an expected life of three to five years; 160% expected volatility and a risk free interest rate of 3.00% to 4.00%.

In accordance with SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based awards granted to employees. The following table presents the Company's pro forma net loss for the three and nine months ended September 30, 2005 and 2004, had the Company determined compensation cost based on the fair value at the grant date for all of its employee stock options issued under SFAS No. 123:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net loss - as reported	$(5,371,807)	$(5,869,656)	$(15,790,599)	$(15,887,315)

Add: Stock-based employee compensation expense included in net loss as reported	126,331	68,659	494,201	236,963
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(352,524)	(317,003)	(1,187,602)	(1,299,648)
Net loss - pro forma	$(5,598,000)	$(6,118,000)	$(16,484,000)	$(16,950,000)
Basic net loss per share - as reported	$(0.03)	$(0.04)	$(0.09)	$(0.14)
Basic net loss per share - pro forma	$(0.03)	$(0.04)	$(0.09)	$(0.15)

(7) LITIGATION

On and after August 3, 2001 and as of the date of this filing, the Company is aware that six putative shareholder class action lawsuits were filed against the Company, certain of its current and former officers and directors (the “Individual Defendants”), and several investment banks that were the underwriters of the Company's initial public offering. The lawsuits were filed in the United States District Court for the Southern District of New York.

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

The Company has approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of the Company and the Individual Defendants for the conduct alleged in the action to be wrongful. The Company would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. The Company currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and the company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, we do not expect that the settlement will involve any payment by the Company. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from the Company's insurance carriers should arise, the Company's maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Those modifications have been made. There is no assurance that the court will grant final approval to the settlement. If the settlement agreement is not approved and the Company is found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than the Company’s insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

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

On October 4, 2005, Sprint Communications Company, L.P. (“Sprint”) filed a Complaint in the United States District Court for the District of Kansas against theglobe, theglobe’s subsidiary, voiceglo Holdings, inc. (“Voiceglo”), and Vonage Holdings Corp. (“Vonage”). On October 12, 2005, Sprint filed a First Amended Complaint naming Vonage America, Inc. (“Vonage America”) as an additional defendant. Neither theglobe nor Voiceglo has any affiliation with Vonage or Vonage America. Sprint alleges that Voiceglo has made unauthorized use of “inventions” described and claimed in seven patents held by Sprint. Sprint seeks monetary and injunctive relief for this alleged infringement. The complaint does not specify which claimed “inventions” allegedly have been used by Voiceglo or what specific activity of Voiceglo is alleged to infringe the asserted patents. On November 7, 2005, theglobe and Voiceglo filed an Answer to Sprint’s First Amended Complaint, denying infringement and interposing affirmative defenses, including that each of the asserted patents is invalid. It is not possible to predict the outcome of this litigation with any certainty or whether a decision adverse to theglobe or Voiceglo would have a material adverse affect on our developing VoIP business and the financial condition, results of operations, and prospects of theglobe generally.

The Company is currently a party to certain other legal proceedings, claims and disputes arising in the ordinary course of business, including those noted above. The Company currently believes that the ultimate outcome of these other matters, individually and in the aggregate, will not have a material adverse affect on the Company's financial position, results of operations or cash flows. However, because of the nature and inherent uncertainties of legal proceedings, should the outcome of these matters be unfavorable, the Company's business, financial condition, results of operations and cash flows could be materially and adversely affected.

(8) SEGMENTS AND GEOGRAPHIC INFORMATION

The Company applies the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for operating segments of a company. SFAS No. 131 requires disclosures of selected segment-related financial information about products, major customers and geographic areas. Effective with the May 9, 2005 acquisition of Tralliance, the Company was organized in four operating segments for purposes of making operating decisions and assessing performance: the computer games division, the Internet services division, the marketing services division and the VoIP telephony services division. The computer games division consists of the operations of the Company's magazine publications and the associated websites and the operations of Chips & Bits, Inc., its games distribution business. The Internet services division consists of the newly acquired operations of Tralliance. The VoIP telephony services division is principally involved in the sale of telecommunications services over the Internet to consumers. The marketing services division consists of the operations of the Company's subsidiary, SendTec which was sold effective October 31, 2005 and has been reflected as “discontinued operations” where applicable within the segment data presented below.

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

The following table presents financial information regarding the Company's different segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
NET REVENUE FROM CONTINUING OPERATIONS:
Computer games	$360,917	$779,073	$1,477,692	$2,253,947
VoIP telephony services	48,341	98,654	211,726	306,007
	$409,258	$877,727	$1,689,418	$2,559,954

OPERATING LOSS FROM CONTINUING OPERATIONS:
Computer games	$(716,105)	$(64,714)	$(1,694,843)	$(376,725)
VoIP telephony services	(3,064,272)	(5,501,761)	(9,191,989)	(12,268,015)
Internet services	(431,990)	–	(645,564)	–
Corporate expenses	(1,078,651)	(716,908)	(2,553,523)	(2,719,350)
Operating loss from continuing operations	(5,291,018)	(6,283,383)	(14,085,919)	(15,364,090)
Other income (expense), net	(1,105,391)	251,441	(4,438,834)	(685,511)
Loss from continuing operations before income tax	$(6,396,409)	$(6,031,942)	$(18,524,753)	$(16,049,601)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
DEPRECIATION AND AMORTIZATION OF CONTINUING OPERATIONS:
Computer games	$7,723	$1,358	$23,161	$6,146
VoIP telephony services	280,584	397,062	829,160	913,461
Internet services	30,668	–	49,468	–
Corporate expenses	8,450	9,074	27,607	22,580
	$327,425	$407,494	$929,396	$942,187

	September 30,	December 31,
	2005	2004
IDENTIFIABLE ASSETS:
Computer games	$830,031	$1,585,944
VoIP telephony services	2,324,572	3,562,384
Internet services	715,039	–
Corporate assets *	2,394,520	7,203,408
Continuing operations	6,264,162	12,351,736
Discontinued operations	23,241,377	21,665,429
	$29,505,539	$34,017,165

*	Corporate assets includes cash held at subsidiaries for purposes of the presentation above.

(9) SUBSEQUENT EVENTS

Reference should be made to Note 3, “Discontinued Operations - SendTec, Inc.”, for a discussion of the sale of substantially all of the assets and the business of SendTec, the Company’s wholly-owned marketing services subsidiary, effective October 31, 2005. Information regarding the repayment of the $1,000,009 subordinated promissory note issued in the original acquisition of SendTec is presented in Note 5, “Debt”, and additional information regarding stock options held by SendTec employees which were terminated and canceled as a result of the SendTec asset sale is included in Note 6, “Stock Options Plans”.

Effective November 4, 2005, the Company paid a total of approximately $3,953,000 in bonuses to certain of its officers, employees and consultants.

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

OVERVIEW

As of September 30, 2005, theglobe.com, inc. (the "Company" or "theglobe") managed four primary lines of business. One line of business, Voice over Internet Protocol ("VoIP") telephony services, includes voiceglo Holdings, Inc., a wholly-owned subsidiary of theglobe that offers VoIP-based phone services. The term VoIP refers to a category of hardware and software that enables people to use the Internet to make phone calls. The second line of business consists of our historical network of three wholly-owned businesses, each of which specializes in the games business by delivering games information and selling games in the United States and abroad. These businesses are: our print publication business, which consists of Computer Games and Now Playing magazines; our online website business, which consists of our Computer Games Online website (www.cgonline.com) and our Now Playing Online website (www.nowplayingmag.com), which are the online counterparts to our magazine publications; and our Chips & Bits, Inc. (www.chipsbits.com) games distribution company ("Chips & Bits"). We entered a third line of business, marketing services, on September 1, 2004, with our acquisition of SendTec, Inc. ("SendTec"), a direct response marketing services and technology company, which business we disposed of on October 31, 2005. On May 9, 2005, we entered a fourth line of business, which we call our Internet Services business, when we exercised our option to acquire Tralliance Corporation ("Tralliance"), a company which had recently entered into an agreement to become the registry for the ".travel" top-level Internet domain.

As of September 30, 2005, sources of our revenue from continuing operations were derived principally from the operations of our computer games related businesses. Our VoIP products and services have yet to produce any significant revenue. Tralliance did not begin collecting fees from “.travel” registrars for its services until October 2005.

During the first quarter of 2005, management began actively reevaluating the Company's primary business lines, particularly in view of the Company's critical need for cash and the overall net losses of the Company. As a result, management began to explore a number of strategic alternatives for the Company and/or its businesses, including continuing to operate the businesses, selling certain businesses or assets, or entering into new lines of businesses.

On August 10, 2005, we entered into an Asset Purchase Agreement with RelationServe Media, Inc. ("RelationServe") whereby we agreed to sell all of the business and substantially all of the net assets of our SendTec marketing services subsidiary to RelationServe for $37.5 million in cash, subject to certain net working capital adjustments. On August 23, 2005, we entered into Amendment No. 1 to the Asset Purchase Agreement with RelationServe (the “1st Amendment” and together with the original Asset Purchase Agreement, the “Purchase Agreement”). On October 31, 2005, we completed the asset sale. Including adjustments to the purchase price, related to excess working capital of SendTec as of the date of sale, the Company received an aggregate of approximately $39.9 million in cash pursuant to the Purchase Agreement. In accordance with the terms of an escrow agreement established as a source to secure our indemnification obligations under the Purchase Agreement, $1.0 million of the purchase price and an aggregate of 2,272,727 shares of theglobe’s unregistered Common Stock (valued at $750,000 pursuant to the terms of the Purchase Agreement based upon the average closing price of the stock in the 10 day period preceding the closing of the sale) were placed into escrow. Any of the shares of Common Stock released from escrow to RelationServe will be entitled to customary “piggy-back” registration rights.

Additionally, as contemplated by the Purchase Agreement, immediately following the asset sale, we completed the redemption of 28,879,097 shares of our Common Stock owned by six members of management of SendTec for approximately $11.6 million in cash pursuant to a Redemption Agreement dated August 23, 2005. Pursuant to a separate Termination Agreement, we also terminated and canceled 1,275,783 stock options and the contingent interest in 2,062,785 earn-out warrants held by the six members of management in exchange for approximately $0.4 million in cash. We also terminated 829,678 stock options of certain other non-management employees of SendTec and entered into bonus arrangements with a number of other non-management SendTec employees for amounts totaling approximately $0.6 million.

Results of operations for SendTec have been reported separately as “Discontinued Operations” in the accompanying condensed consolidated statement of operations for all periods presented. The assets and liabilities of the SendTec marketing services business which was sold have been included in the captions, “Assets of Discontinued Operations” and “Liabilities of Discontinued Operations” in the accompanying condensed consolidated balance sheets.

BASIS OF PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS; GOING CONCERN

We received a report from our independent accountants, relating to our December 31, 2004 audited financial statements containing an explanatory paragraph stating that our recurring losses from operations and our accumulated deficit raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, our condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern. Based upon the net cash proceeds received from the sale of our SendTec business on October 31, 2005, management believes the Company has sufficient liquidity to operate as a going concern through at least the end of 2006. See the “Liquidity and Capital Resources” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a more complete discussion.

DESCRIPTION OF BUSINESS---CONTINUING OPERATIONS

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

OUR COMPUTER GAMES BUSINESS

Computer Games Magazine is a consumer print magazine for gamers. As a leading consumer print publication for games, Computer Games magazine boasts: a reputation for being a reliable, trusted, and engaging games magazine; more editorial content, tips and hints than most other similar magazines; a knowledgeable editorial staff providing increased editorial integrity and content; and, broad-based editorial coverage, appealing to a wide audience of gamers. In Spring 2004, a new magazine, Now Playing began to be delivered within Computer Games magazine and in March 2005, Now Playing began to be distributed as a separate publication. Now Playing covers movies, DVDs, television, music, games, comics and anime, and is designed to fulfill the wider pop culture interests of our current readers and to attract a more diverse group of advertisers; autos, television, telecommunications and film to name a few.

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

As the registry for the ".travel" top-level domain, Tralliance will be responsible for the administration and maintenance of the master directory and database of all second-level ".travel" domain names. In addition, Tralliance will be offering, free of charge, to all ".travel" top-level domain registrants the ".travel" directory, a global online source of travel data organized according to a unique vocabulary for the travel industry. Tralliance has outsourced or is planning to outsource to third parties many of the processes required to operate as the ".travel" registry. Tralliance launched its “.travel” registry services in the 2005 fourth quarter and began collecting fees from “.travel” registrars for its services in October 2005.

DESCRIPTION OF BUSINESS---DISCONTINUED OPERATIONS

DISCONTINUED OPERATIONS OF OUR MARKETING SERVICES BUSINESS

As previously discussed, based upon the Company’s decision to sell substantially all of the assets and the business of its SendTec subsidiary, the results of operations and assets and liabilities of SendTec have been reported separately as “Discontinued Operations” for all periods presented in this report.

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

RESULTS OF OPERATIONS

The nature of our business has significantly changed from 2004 to 2005. On September 1, 2004, we entered into a new line of business, marketing services, as a result of our acquisition of SendTec, Inc. ("SendTec"). On October 31, 2005, we completed the sale of substantially all of the net assets and the business of SendTec. As a result, we now account for and report SendTec as a “discontinued operation”. Also, on May 9, 2005, the Company entered into another line of business, Internet services, when it exercised its option to acquire Tralliance Corporation ("Tralliance"), a company which had recently been designated as the registry for the ".travel" top-level Internet domain. The results of both SendTec and Tralliance are included in the Company's consolidated operating results from their respective dates of acquisition. Primarily, as a result of the acquisition of SendTec, our results of operations for the three and nine months ended September 30, 2005, are not necessarily comparable to our results of operations for the three and nine months ended September 30, 2004.

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004

CONTINUING OPERATIONS

NET REVENUE. Net revenue totaled $0.4 million for the three months ended September 30, 2005 as compared to $0.9 million for the three months ended September 30, 2004. The $0.5 million decrease in consolidated net revenue was principally the result of the $0.4 million decline in net revenue of our computer games business segment.

NET REVENUE BY BUSINESS SEGMENT:

	2005	2004
Computer games	$360,917	$779,073
VoIP telephony services	48,341	98,654
	$409,258	$877,727

Advertising revenue from the sale of print advertisements in the magazines published by our computer games business declined $0.3 million in the 2005 third quarter as compared to the third quarter of 2004. Sales of electronic games and related products through Chips & Bits, Inc., our Internet-based retail distribution subsidiary, decreased $0.1 million in the 2005 third quarter as compared to the same quarter of 2004. The $0.4 million decline in net revenue of our computer games segment in 2005 compared to 2004 negatively impacted the profitability of this segment, with the operating loss for computer games increasing to $0.7 million in the third quarter of 2005 compared to $0.1 million in the same period of the prior year.

OPERATING EXPENSES BY BUSINESS SEGMENT:

					Depreciation
	Cost of	Sales and	Product	General and	and
Three months ended:	Revenue	Marketing	Development	Administrative	Amortization	Total

2005
Computer games	$502,345	$97,140	$178,366	$291,448	$7,723	$1,077,022
Internet services	–	87,143	–	314,179	30,668	431,990
VoIP telephony services	1,711,229	297,290	178,043	645,467	280,584	3,112,613
Corporate expenses	–	–	–	1,070,201	8,450	1,078,651
	$2,213,574	$481,573	$356,409	$2,321,295	$327,425	$5,700,276

					Depreciation
	Cost of	Sales and	Product	General and	and
	Revenue	Marketing	Development	Administrative	Amortization	Total
2004
Computer games	$492,934	$81,059	$107,736	$160,700	$1,358	$843,787
VoIP telephony services	2,081,022	1,972,380	252,742	897,209	397,062	5,600,415
Corporate expenses	–	–	–	707,834	9,074	716,908
	$2,573,956	$2,053,439	$360,478	$1,765,743	$407,494	$7,161,110

COST OF REVENUE. Cost of revenue totaled $2.2 million for the three months ended September 30, 2005, a decline of $0.4 million from the $2.6 million reported for the three months ended September 30, 2004. The decrease in cost of revenue as compared to the 2004 third quarter was principally attributable to the $0.4 million decrease in cost of revenue of our VoIP telephony services business. Cost of revenue of our VoIP telephony services business segment is principally comprised of carrier transport and circuit interconnection costs related to our retail products, as well as personnel and consulting costs incurred in support of our Internet telecommunications network. During the 2004 third quarter, cost of revenue included charges of $0.6 million related to writedowns of telephony equipment inventory. The impact of the prior year’s inventory writedown coupled with $0.2 million lower network operations personnel costs in the third quarter of 2005 as compared to the same period of 2004, were partially offset by $0.4 million higher software costs in support of our VoIP telecommunications network. The Company is no longer capitalizing software development costs of its VoIP telephony business and is charging such costs to operations as a result of the review of long-lived assets for impairment performed in connection with the preparation of its 2004 year-end consolidated financial statements. Gross margin losses related to our new Now Playing magazine, which we began distributing in March 2005, coupled with advertising revenue decreases related to our Computer Games magazine in 2005 versus 2004, negatively impacted profit margins of our computer games segment during 2005.

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and related expenses of sales and marketing personnel, commissions, advertising and marketing costs, public relations expenses and promotional activities. Sales and marketing expenses totaled $0.5 million for the three months ended September 30, 2005 versus $2.1 million for the same period in 2004. A decrease of $1.7 million in sales and marketing expenses of the VoIP telephony services business segment was the principal factor contributing to the decrease in sales and marketing expenses as compared to the third quarter of 2004. During the third quarter of 2004, the VoIP telephony services business incurred significant costs in marketing and advertising its then existing retail products, and also recorded significant commissions expenses related to its "free" GloPhone customer registrations. During the first quarter of 2005, the Company reevaluated its existing VoIP telephony services business plan and began the process of terminating and/or modifying certain of its existing product offerings and marketing programs. The Company also began to develop and test certain new VoIP products and features. As a result, the VoIP telephony services business segment has significantly slowed its sales and marketing efforts and lowered the related personnel costs as compared to the same period in 2004.

PRODUCT DEVELOPMENT. Product development expenses include salaries and related personnel costs; expenses incurred in connection with website development, testing and upgrades; editorial and content costs; and costs incurred in the development of our VoIP telephony products. Product development expenses totaled $0.4 million in both the third quarter of 2005 and 2004.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and other personnel costs related to management, finance and accounting functions, facilities, outside legal and professional fees, information-technology consulting, directors and officers insurance, bad debt expenses and general corporate overhead costs. General and administrative expenses totaled $2.3 million in the third quarter of 2005 versus $1.8 million reported for the third quarter of 2004. The $0.5 million increase in consolidated general and administrative expenses as compared to the 2004 third quarter was primarily attributable to the $0.3 million of general and administrative expenses incurred by the Company's new Internet services segment, as well as increases of $0.4 million and $0.1 million in general and administrative costs of the corporate and computer games segments, respectively. These increases were partially offset by a $0.3 decrease in general and administrative expenses of our VoIP telephony services business. Higher professional fees, principally legal and accounting fees, were primarily responsible for the $0.4 million increase in corporate general and administrative expenses as compared to the 2004 third quarter. The decrease of $0.3 million in general and administrative expenses incurred by the VoIP telephony services division was primarily due to reductions in consulting costs.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense totaled $0.3 million for the three months ended September 30, 2005 as compared to $0.4 million for the three months ended September 30, 2004. The $0.1 million decline in this expense category as compared to the same period of the prior year resulted principally from decreases in depreciation and intangible asset amortization expenses incurred by the Company's VoIP telephony services business.

OTHER INCOME (EXPENSE), NET. Approximately $1.0 million of non-cash interest expense was recorded during the third quarter of 2005 related to the beneficial conversion features of the $1,000,000 in secured demand convertible promissory notes acquired by entities controlled by our Chairman and Chief Executive Officer. See "Capital Transactions" below and Note 5, "Debt," of the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion. During the 2004 third quarter a favorable settlement of a previously disputed vendor claim of approximately $0.4 million was partially offset by $0.1 million in reserves against amounts loaned by the Company to Tralliance prior to its acquisition.

INCOME TAXES. For continuing operations, an income tax benefit of approximately $0.4 million was recorded for the three months ended September 30, 2005 versus an income tax benefit of approximately $0.1 million for the same period of the prior year. Other than the income tax liability resulting from the sale of our SendTec business, which is not expected to exceed $1.0 million, the Company does not expect to incur an income tax liability on a consolidated basis for either 2005 or 2004. Accordingly, income tax benefits of continuing operations serve to offset the income tax provisions recorded for discontinued operations. No consolidated federal income tax or benefit was recorded for the third quarters of 2005 and 2004 as we recorded a 100% valuation allowance against our otherwise recognizable deferred tax assets due to the uncertainty surrounding the timing or ultimate realization of the benefits of our net operating loss carry forwards in future periods. As of December 31, 2004, the Company had net operating loss carryforwards available for U.S. and foreign tax purposes of approximately $162 million. These carryforwards expire through 2024. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Due to various significant changes in our ownership interests, as defined in the Internal Revenue Code of 1986, as amended, commencing in August 1997 through our most recent issuance of convertible notes in July 2005, and assuming conversion of such notes, we may have substantially limited or eliminated the availability of our net operating loss carryforwards. There can be no assurance that we will be able to utilize any net operating loss carryforwards in the future.

DISCONTINUED OPERATIONS

Income from discontinued operations, net of income taxes totaled $0.6 million in the third quarter of 2005 as compared to $0.1 million in the third quarter of 2004. As a result of the Company’s decision to sell its SendTec marketing services business, which sale was completed in October 2005, the results of SendTec’s operations have been reported as discontinued operations in the accompanying condensed consolidated statements of operations. The third quarter of 2004 includes the results of only one month of SendTec’s operations as SendTec was originally acquired by the Company on September 1, 2004.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004

CONTINUING OPERATIONS

NET REVENUE. Net revenue totaled $1.7 million for the nine months ended September 30, 2005 as compared to $2.6 million for the nine months ended September 30, 2004. The $0.9 million decrease in consolidated net revenue was principally the result of a decline of $0.8 million in net revenue of our computer games business segment.

NET REVENUE BY BUSINESS SEGMENT:

	2005	2004
Computer games	$1,477,692	$2,253,947
VoIP telephony services	211,726	306,007
	$1,689,418	$2,559,954

The decline in net revenue of the Company’s computer games business segment as compared to the prior year resulted from decreases of $0.4 million in net revenue from our Chips & Bits, Inc., retail games distribution subsidiary, due primarily to a decrease in the volume of games products sold, $0.3 million in print advertising revenue generated by our magazine publications and $0.1 million in net revenue from magazine sales. The $0.8 million decline in net revenue of our computer games segment in 2005 compared to 2004 negatively impacted the profitability of this segment, with the operating loss for computer games increasing to $1.7 million for the nine months ended September 30, 2005 compared to $0.4 million for the same period of the prior year.

OPERATING EXPENSES BY BUSINESS SEGMENT:

					Depreciation
	Cost of	Sales and	Product	General and	and
Nine months ended:	Revenue	Marketing	Development	Administrative	Amortization	Total
2005
Computer games	$1,717,730	$318,342	$497,493	$615,809	$23,161	$3,172,535
Internet services	–	96,381	–	499,715	49,468	645,564
VoIP telephony services	4,661,415	1,307,335	513,173	2,092,632	829,160	9,403,715
Corporate expenses	–	–	–	2,525,916	27,607	2,553,523
	$6,379,145	$1,722,058	$1,010,666	$5,734,072	$929,396	$15,775,337

					Depreciation
	Cost of	Sales and	Product	General and	and
	Revenue	Marketing	Development	Administrative	Amortization	Total
2004
Computer games	$1,598,833	$252,214	$341,645	$431,834	$6,146	$2,630,672
VoIP telephony services	4,468,549	4,523,456	385,017	2,283,539	913,461	12,574,022
Corporate expenses	–	–	–	2,696,770	22,580	2,719,350
	$6,067,382	$4,775,670	$726,662	$5,412,143	$942,187	$17,924,044

COST OF REVENUE. Cost of revenue totaled $6.4 million for the nine months ended September 30, 2005 versus $6.1 million reported for the nine months ended September 30, 2004. Cost of revenue of our computer games segment totaled $1.7 million for the nine months ended September 30, 2005, an increase of $0.1 million from the same period in 2004, due primarily to the costs of $0.3 million associated with our new magazine publication, Now Playing, which we began distributing in March 2005. Gross margin losses related to our new Now Playing magazine and advertising revenue decreases related to our Computer Games magazine in 2005 compared to 2004 negatively impacted profit margins of our computer games segment during 2005.

As mentioned in the comparison of the three months ended September 30, 2005 to the three months ended September 30, 2004, cost of revenue in the prior year included charges of $0.6 million related to writedowns of telephony equipment inventory. Excluding the impact of the 2004 inventory charge, VoIP telephony services cost of revenue increased $0.8 million compared to the first nine months of 2004. Throughout 2004, the Company increased its VoIP network capacity by entering into agreements with numerous carriers for leased equipment and services and with third parties for a number of leased data center facilities. The Company also expanded its internal network support function by hiring additional technical personnel. As a result, the Company incurred higher network operating and support costs during the nine months ended September 30, 2005 compared to the first nine months of the prior year. In addition, the Company is no longer capitalizing software development costs in its VoIP telephony business and is charging such costs to operations as a result of the review of long-lived assets for impairment performed in connection with the preparation of its 2004 year-end consolidated financial statements. The first nine months of 2005 include $0.4 million in expenses related to such software costs.

SALES AND MARKETING. Sales and marketing expenses totaled $1.7 million for the nine months ended September 30, 2005, a decrease of $3.1 million from the $4.8 million reported for the same period in 2004. The decline in consolidated sales and marketing expenses was primarily due to the $3.2 million decrease in sales and marketing expenses of the VoIP telephony services business. As discussed in the comparison of the three months ended September 30, 2005 compared to the three months ended September 30, 2004, the VoIP telephony services business incurred significant costs during the nine months of 2004 for advertising campaigns and marketing services, as well as commissions expenses related to its VoIP products. During the first quarter of 2005, the Company reevaluated its existing VoIP telephony services business plan and began the process of terminating and/or modifying certain of its existing product offerings and marketing programs. The Company also began to develop and test certain new VoIP products and features. As a result, the VoIP telephony services business segment has significantly slowed its sales and marketing efforts, as compared to the same period in 2004.

PRODUCT DEVELOPMENT. Product development expenses totaled $1.0 million for the nine months ended September 30, 2005 as compared to $0.7 million for the nine months ended September 30, 2004. The increase in product development expenses as compared to the first nine months of 2004 was primarily due to increases in personnel costs related to the continued development of our retail VoIP telephony products and services and increases in website development costs incurred by our computer games business.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses of $5.7 million for the nine months ended September 30, 2005 increased $0.3 million from the $5.4 million reported for the same period of 2004. The increase in general and administrative expenses as compared to 2004 was primarily attributable to the inclusion of $0.5 million of general and administrative expenses incurred by the Company's Internet services business. Tralliance, which comprises our Internet services segment, was acquired in May 2005 and its results of operations have been included in our results only since its date of acquisition. Corporate general and administrative expense declined $0.2 million as compared to the first six months of 2004 primarily due to lower personnel related expenses. Declines of $0.2 million in general and administrative expenses in each of the VoIP telephony services and corporate divisions as compared to the first nine months of 2004, were partially offset by an increase of $0.2 million in general and administrative expenses of the computer games business.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense totaled $0.9 million for the first nine months of both 2005 and 2004.

INTEREST EXPENSE, NET. Interest expense, net of interest income, totaled $4.2 million for the first nine months of 2005 as compared to $0.8 million in the same period of the prior year. Non-cash interest expense of $4.0 million was recorded during 2005 related to the beneficial conversion feature of the $4,000,000 secured demand convertible promissory notes issued by the Company. During the first nine months of 2004, $0.7 million of non-cash interest expense was recorded related to the beneficial conversion feature of the $2,000,000 demand convertible promissory note acquired by our Chairman and Chief Executive Officer and his spouse in February 2004.

OTHER INCOME (EXPENSE), NET. Other expense, net of approximately $0.3 million was recorded during the nine months ended September 30, 2005 as compared to other income, net of approximately $0.1 million during the nine months ended September 30, 2004. Reserves against the amounts advanced by the Company to Tralliance Corporation prior to its acquisition of $0.3 million and $0.4 million were charged to other expense during the first nine months of 2005 and 2004, respectively. The 2004 period also included recognition of approximately $0.4 million of other income related to a favorable settlement of a previously disputed vendor claim of the computer games business segment.

INCOME TAXES. For continuing operations, an income tax benefit of approximately $1.0 million was recorded for the nine months ended September 30, 2005 versus an income tax benefit of approximately $0.1 million for the same period of the prior year. Other than the income tax liability resulting from the sale of our SendTec business, which is not expected to exceed $1.0 million, the Company does not expect to incur an income tax liability on a consolidated basis for either 2005 or 2004. Accordingly, income tax benefits of continuing operations serve to offset the income tax provisions recorded for discontinued operations. As was the case in the third quarter of 2005, no federal income tax benefit was recorded on a consolidated basis for the first nine months of 2005 as we recorded a 100% valuation allowance against our otherwise recognizable deferred tax assets due to the uncertainty surrounding the timing or ultimate realization of the benefits of our net operating loss carryforwards in future periods.

DISCONTINUED OPERATIONS

Income from discontinued operations, net of income taxes totaled $1.7 million in the first nine months of 2005 as compared to $0.1 million in the same period of the prior year. As a result of the sale of the Company’s SendTec marketing services business which was completed in October 2005, the results of SendTec’s operations have been reported as discontinued operations in the accompanying condensed consolidated statements of operations. The nine months ended September 30, 2004 includes the results of only one month of SendTec’s operations as SendTec was originally acquired by the Company on September 1, 2004.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ITEMS

As of September 30, 2005, we had approximately $2.0 million in cash and cash equivalents as compared to $6.8 million as of December 31, 2004. Net cash used in operating activities of continuing operations was $9.0 million and $14.1 million, for the nine months ended September 30, 2005 and 2004, respectively. Notwithstanding an increase of approximately $1.5 million in the net loss from continuing operations in 2005 compared to 2004, net cash used in operating activities of continuing operations increased by approximately $5.1 million in 2005 compared to 2004 due primarily to the favorable impact of working capital changes and higher non-cash interest expense.

Net cash and cash equivalents of $1.2 million were provided by our discontinued SendTec operations during the nine months ended September 31, 2005 as compared to a use of $0.9 million in cash and cash equivalents by discontinued operations during the same period of the prior year. The increase in the net income contribution by SendTec was the principal factor resulting in the period-to-period increase in cash and cash equivalents provided by discontinued operations. SendTec was acquired on September 1, 2004 and its results of operations were included in the Company’s consolidated results only since acquisition date.

Net cash and cash equivalents of $0.7 million were used in investing activities during the nine months ended September 30, 2005 as compared to $4.8 million in the same period of the prior year. The Company incurred costs totaling $0.3 million and $2.2 million for capital expenditures of its continuing operations during the nine months ended September 30, 2005 and 2004, respectively. Capital expenditures during both periods related primarily to the development of its VoIP telephony network, and during the prior year period included costs incurred in the development of its VoIP customer billing system. We also loaned approximately $0.3 million to Tralliance prior to its acquisition by the Company during each of the nine month periods ended September 30, 2005 and 2004.

Net cash and cash equivalents used in investing activities related to the Company’s discontinued operations totaled approximately $0.2 million and $2.4 million during the nine months ended September 30, 2005 and 2004, respectively. As more fully described in Note 3, “Discontinued Operations - SendTec, Inc.” in the accompanying condensed consolidated financial statements, in connection with its acquisition of SendTec on September 1, 2004, the Company paid cash consideration of approximately $6.0 million, excluding transaction costs. As of the date of acquisition, SendTec held approximately $3.6 million of cash. Thus, the Company used a net amount of approximately $2.4 million of cash to acquire SendTec.

Net cash and cash equivalents provided by financing activities was $3.8 million and $28.9 million for the nine months ended September 30, 2005 and 2004, respectively. As discussed previously, we issued $4.0 million in Convertible Notes during the first nine months of 2005. During March 2004, the Company completed a private offering of its Common Stock and warrants to acquire its Common Stock, for net proceeds totaling approximately $27.0 million. In addition, on February 2, 2004, the Company issued a $2,000,000 Bridge Note which was subsequently converted into our Common Stock in connection with the March 2004 private offering.

CAPITAL TRANSACTIONS

On August 10, 2005, we entered into an Asset Purchase Agreement with RelationServe Media, Inc. ("RelationServe") whereby we agreed to sell all of the business and substantially all of the net assets of our SendTec marketing services subsidiary to RelationServe for $37.5 million in cash, subject to certain net working capital adjustments. On August 23, 2005, we entered into Amendment No. 1 to the Asset Purchase Agreement with RelationServe (the “1st Amendment” and together with the original Asset Purchase Agreement, the “Purchase Agreement”). On October 31, 2005, we completed the asset sale. Including adjustments to the purchase price, related to excess working capital of SendTec as of the date of sale, the Company received an aggregate of approximately $39.9 million in cash pursuant to the Purchase Agreement. In accordance with the terms of an escrow agreement established as a source to secure our indemnification obligations under the Purchase Agreement, $1.0 million of the purchase price and an aggregate of 2,272,727 shares of theglobe’s unregistered Common Stock (valued at $750,000 pursuant to the terms of the Purchase Agreement based upon the average closing price of the stock in the 10 day period preceding the closing of the sale) were placed into escrow. Any of the shares of Common Stock released from escrow to RelationServe will be entitled to customary “piggy-back” registration rights.

Additionally, as contemplated by the Purchase Agreement, immediately following the asset sale, we completed the redemption of 28,879,097 shares of our Common Stock owned by six members of management of SendTec for approximately $11.6 million in cash pursuant to a Redemption Agreement dated August 23, 2005. Pursuant to a separate Termination Agreement, we also terminated and canceled 1,275,783 stock options and the contingent interest in 2,062,785 earn-out warrants held by the six members of management in exchange for approximately $0.4 million in cash. We also terminated 829,678 stock options of certain other non-management employees of SendTec and entered into bonus arrangements with a number of other non-management SendTec employees for amounts totaling approximately $0.6 million.

On May 9, 2005, we exercised our option to acquire all of the outstanding capital stock of Tralliance. The purchase price consisted of the issuance of 2.0 million shares of theglobe.com Common Stock, warrants to acquire 475,000 shares of theglobe.com Common Stock and $40,000 in cash. The warrants are exercisable for a period of five years at an exercise price of $0.11 per share. As part of the transaction, 10,000 shares of our Common Stock were also issued to a third party in payment of a finder's fee resulting from the acquisition. The Common Stock issued as a result of the acquisition of Tralliance is entitled to certain "piggy-back" registration rights.

On April 22, 2005, E&C Capital Partners, LLLP and E&C Capital Partners II, Ltd. (the "Noteholders"), entities controlled by the Company's Chairman and Chief Executive Officer, entered into a Note Purchase Agreement (the "Agreement") with theglobe pursuant to which they acquired secured demand convertible promissory notes (the "Convertible Notes") in the aggregate principal amount of $1.5 million. Under the terms of the Agreement, the Noteholders were also granted the optional right, for a period of 90 days from the date of the Agreement, to purchase additional Convertible Notes such that the aggregate principal amount of Convertible Notes issued under the Agreement could total $4.0 million (the "Option"). On June 1, 2005, the Noteholders exercised a portion of the Option and acquired an additional $1.5 million of Convertible Notes. On July 18, 2005, the Noteholders exercised the remainder of the Option and acquired an additional $1.0 million of Convertible Notes.

The Convertible Notes are convertible at the option of the Noteholders into shares of the Company's Common Stock at an initial price of $0.05 per share. Through November 10, 2005, an aggregate of $0.6 million of Convertible Notes were converted by the Noteholders into an aggregate of 12 million shares of the Company’s Common Stock. Assuming full conversion of all Convertible Notes which remain outstanding as of November 10, 2005, an additional 68 million shares of the Company's Common Stock would be issued to the Noteholders. The Convertible Notes provide for interest at the rate of ten percent per annum and are secured by a pledge of substantially all of the assets of the Company. The Convertible Notes are due and payable five days after demand for payment by the Noteholders.

FUTURE CAPITAL NEEDS

As a result of the completion of the sale of our SendTec business on October 31, 2005, the Company received net cash proceeds of approximately $25.0 million (after giving effect to the repurchase of shares and cancellation of options and warrants from SendTec management and certain employees and payment of all other direct transaction costs). The Company anticipates using its prior and current year net operating losses to offset the recognized gain on the sale and estimates that the total of federal and state income taxes to be paid in connection with the gain on the sale of its SendTec business will not exceed $1.0 million. We believe that these net cash proceeds provide sufficient liquidity to enable the Company to operate its remaining businesses on a going concern basis while it completes the development of and begins the implementation of a new strategic business plan. Our new business plan may involve making certain changes to improve the profitability of existing businesses or may instead result in decisions to sell or dispose of certain unprofitable businesses or components. Additionally, we may use a portion of the net cash proceeds from the sale of the SendTec business to enter into one or more new businesses, through either acquisitions or internal development.

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

In order to offer our VoIP services, we have invested substantial capital and made substantial commitments related to the development of the VoIP network. The VoIP network is comprised of switching hardware and software, servers, billing and inventory systems, and telecommunications carrier services. We own and operate VoIP equipment located in leased data center facilities in Miami, New York, Atlanta and Boston, and interconnect this equipment utilizing a leased transport network through numerous carrier agreements with third party providers. Through these carrier relationships we are able to carry the traffic of our customers over the Internet and interact with the public switched telephone network. Based upon our existing contractual commitments at September 30, 2005, minimum amounts payable during the next twelve months for network data center and carrier circuit interconnection service expenses, exclusive of regulatory taxes, fees and charges, are approximately $1.0 million. The Company believes that the capacity of its VoIP network, including its lease obligations relating to such network, will continue to be greatly in excess of customer demand and usage levels for the foreseeable future. Therefore, the Company is currently attempting to reduce its total commitment for future network data center and carrier circuit interconnection services, including further reducing the $1.0 minimum amounts payable during the next twelve months.

The Company has expended, particularly during 2004, significant costs to implement a number of marketing programs geared toward increasing the number of its VoIP retail customers and telephony revenue. None of these programs have proven to be successful to any significant degree. Our inability to generate telephony revenue sufficient to cover the fixed costs of operating our VoIP network, including carrier, data center, personnel and administrative costs, as well as our marketing and other variable costs, has resulted in the Company incurring substantial net losses during 2004 and during the first nine months of 2005.

During the first quarter of 2005, the Company reevaluated its existing VoIP telephony services business plan and subsequently terminated or is in the process of terminating and/or modifying certain of its existing product offerings and marketing programs. Additionally, the Company began to develop and test certain new VoIP products and features, some of which were completed and released during the nine month period ended September 30, 2005. Additionally, in order to reduce its near term consolidated net losses and cash usage, the Company implemented a number of cost-reduction actions at its VoIP telephony services business, including decreases in personnel and salary levels, carrier and data center costs (including the minimum commitment costs discussed above), and marketing/advertising expenses during the first quarter of 2005.

Management believes that it will be difficult to implement its new VoIP product and marketing plans, once fully developed and tested, without significant additional cash being invested in its VoIP business. Accordingly, in November 2005 we engaged a financial advisor to assist the Company in seeking out prospective parties who would be interested in either acquiring all or part of our VoIP business or alternatively partnering with the Company by making strategic investments in our Common Stock. While the Company pursues a prospective purchaser for its VoIP business or a strategic investor, it plans to continue to improve the quality of the products, services and operations of its VoIP business, while at the same time seeking to limit the losses and cash usage attributable to its VoIP business operations. Other than existing network technology commitments totaling approximately $0.4 million no other significant capital expenditures are planned for the VoIP telephony services segment or any of the Company’s other business segments at the present time.

The Company has recently made a number of operational changes in its computer games business, including the implementation of an online games auction website. Pending the completion of its 2006 computer games business plan, additional operations changes geared mainly toward achieving profitability and positioning the computer games business for future growth, are expected to be implemented by the first quarter of 2006.

Tralliance, the Company’s Internet services business, began collecting fees related to its “.travel” registry business in October 2005. Having recently emerged from its development stage, Tralliance is now in the beginning stages of a phased launch of its “.travel” registry business, including implementation of initial advertising programs. Tralliance is also in the process of developing its marketing plan for fiscal 2006, the implementation of which may require substantial cash expenditures.

Subsequent to the receipt of approximately $25.0 million in net cash proceeds from the sale of our SendTec business on October 31, 2005, the Company repaid the $1.0 million subordinated promissory note issued in connection with the SendTec acquisition along with accrued interest of approximately $66,000. The Company also made vendor payments totaling approximately $1.0 million related to delinquent accounts payable invoices and paid bonuses to certain Company officers, employees and consultants totaling approximately $4.0 million during the early part of November 2005. The bonus payments, the majority of which related to the successful sale of the Company’s SendTec business, will increase the net loss expected to be reported for the fourth quarter of fiscal 2005. As of November 10, 2005, the Company’s total cash and cash equivalents balance was approximately $20.0 million, inclusive of $1.0 million held in escrow to secure the Company’s indemnification obligations related to the sale of the SendTec business. Management believes that its current cash resources balance provides sufficient liquidity to enable the Company to operate as a going concern through at least the end of 2006. The Company currently has no access to credit facilities with traditional third party lenders and its longer term viability will be determined mainly by its ability to successfully execute its existing and future business plans.

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

REVENUE RECOGNITION

The Company's revenue from continuing operations was derived principally from the sale of print advertisements under short-term contracts in our games information magazine Computer Games; through the sale of our games information magazine through newsstands and subscriptions; from the sale of video games and related products through our online store Chips & Bits; and from the sale of VoIP telephony services. There is no certainty that events beyond anyone's control such as economic downturns or significant decreases in the demand for our services and products will not occur and accordingly, cause significant decreases in revenue.

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

DISCONTINUED OPERATIONS---MARKETING SERVICES

Revenue from the distribution of Internet advertising is recognized when Internet users visit and complete actions at an advertiser's website. Revenue consists of the gross value of billings to clients, including the recovery of costs incurred to acquire online media required to execute client campaigns. Recorded revenue is based upon reports generated by the Company's tracking software.

Revenue derived from the purchase and tracking of direct response media, such as television and radio commercials, is recognized on a net basis when the associated media is aired. In many cases, the amount the Company bills to clients significantly exceeds the amount of revenue that is earned due to the existence of various "pass-through" charges such as the cost of the television and radio media. Amounts received in advance of media airings are deferred.

Revenue generated from the production of direct response advertising programs, such as infomercials, is recognized on the completed contract method when such programs are complete and available for airing. Production activities generally take eight to twelve weeks and the Company usually collects amounts in advance and at various points throughout the production process. Amounts received from customers prior to completion of commercials are included in deferred revenue and direct costs associated with the production of commercials in process are deferred.

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

RISKS RELATING TO OUR BUSINESS GENERALLY

WE HAVE A HISTORY OF OPERATING LOSSES AND EXPECT TO CONTINUE TO INCUR LOSSES.

Since our inception, we have incurred net losses in each quarter, except the fourth quarter of 2002 where we had net income of approximately $17,000. We expect that we will continue to incur net losses for the foreseeable future. We had net losses of approximately $24.3 million and $11.0 million for the years ended December 31, 2004 and 2003, respectively, and approximately $15.8 million for the first nine months of 2005. The principal causes of our losses are likely to continue to be:

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

WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN.

We received a report from our independent accountants, relating to our December 31, 2004 audited financial statements, containing an explanatory paragraph stating that our recurring losses from operations and our accumulated deficit raise substantial doubt about our ability to continue as a going concern. Based upon the net proceeds received from the sale of our SendTec business on October 31, 2005, management believes that the Company has sufficient liquidity to operate as a going concern through at least the end of 2006. In order to assure its longer term financial viability, the Company must complete the development of and successfully implement its new strategic business plan. The Company’s new business plan may include making certain changes which transform its unprofitable businesses into profitable ones, selling or otherwise disposing of businesses or components, acquiring or internally developing new profitable businesses, including Tralliance, and/or raising additional equity capital. There can be no assurance that the Company will be successful in taking any of the above actions which would enable it to continue as a going concern on a long-term future basis (see the “Liquidity and Capital Resources” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details).

OUR ENTRY INTO NEW LINES OF BUSINESS, AS WELL AS POTENTIAL FUTURE ACQUISITIONS, JOINT VENTURES OR STRATEGIC TRANSACTIONS ENTAILS NUMEROUS RISKS AND UNCERTAINTIES.

We have entered into new business lines: VoIP telephony services and Internet services. In November 2002, we acquired certain VoIP assets from an entrepreneur in exchange for 1,750,000 warrants to purchase our Common Stock. On May 28, 2003, we acquired Direct Partner Telecom, Inc. ("DPT"), an international licensed telecommunications carrier then engaged in the purchase and resale of telecommunication services over the Internet. On May 9, 2005, we acquired Tralliance Corporation ("Tralliance"), an Internet related business venture. Tralliance was recently awarded the contract to operate as the registry for the ".travel" top-level domain by the Internet Corporation for Assigned Names and Numbers. We may also enter into new or different lines of business, as determined by management and our Board of Directors. Our acquisitions, as well as any future acquisitions or joint ventures could result, and in some instances have resulted in numerous risks and uncertainties, including:

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

THE ANTICIPATED BENEFITS OF THE SENDTEC ASSET SALE MAY NOT BE REALIZED.

The cash proceeds received from the SendTec Asset Sale are expected to provide sufficient liquidity to enable the Company to operate on a going concern basis and to complete the development of and begin the implementation of a strategic business plan. SendTec represented the Company’s only profitable business, with its VoIP telephony services and computer games businesses continuing to incur operating losses at the present time. It’s newly acquired Internet services business, Tralliance Corporation (“Tralliance”), is in the process of evolving from the start-up phase of its operations and began collecting fees for its services in October 2005. In order to capitalize on and realize the benefits of the SendTec Asset Sale, the Company must either sell or otherwise dispose of unprofitable businesses, make changes which transform unprofitable businesses into profitable ones, and/or acquire or internally develop new profitable businesses, including Tralliance. There can be no assurance that the Company will be successful in taking any of the above actions which would enable it to achieve satisfactory investment returns in future periods and realize the benefits of selling its SendTec business.

THE MARKET PRICE OF OUR COMMON STOCK MAY DECLINE AS A RESULT OF THE SENDTEC ASSET SALE.

The market price of our Common Stock may decline as a result of the SendTec Asset Sale if:

o	the sale of the SendTec business, theglobe’s only profitable business, is perceived negatively by investors; or

o	investors become skeptical that theglobe can invest the cash proceeds received for the SendTec Asset Sale in businesses that have acceptable returns on investment in future periods.

The market price of theglobe.com’s Common Stock could also decline as a result of unforeseen factors related to the SendTec Asset Sale.

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

WE DEPEND ON THE CONTINUED GROWTH IN THE USE AND COMMERCIAL VIABILITY OF THE INTERNET.

Our VoIP telephony services business, Internet services business and computer games businesses are substantially dependent upon the continued growth in the general use of the Internet. Internet and electronic commerce growth may be inhibited for a number of reasons, including:

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

Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. However, we may not have sufficient funds or personnel to adequately litigate or otherwise protect our rights. Furthermore, we cannot assure you that our business activities and product offerings will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us, including claims related to providing hyperlinks to websites operated by third parties or providing advertising on a keyword basis that links a specific search term entered by a user to the appearance of a particular advertisement. Moreover, from time to time, third parties have asserted and may in the future assert claims of alleged infringement by us of their intellectual property rights. Sprint recently filed one such lawsuit against us and our voiceglo subsidiary alleging infringement by us. Any litigation claims or counterclaims could impair our business because they could:

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

The regulation of domain names in the United States and in foreign countries may change. Regulatory bodies could establish and have established additional top-level domains, could appoint additional domain name registrars or could modify the requirements for holding domain names, any or all of which may dilute the strength of our names or our “.travel” domain registry business. We may not acquire or maintain our domain names in all of the countries in which our websites may be accessed, or for any or all of the top-level domain names that may be introduced. The relationship between regulations governing domain names and laws protecting proprietary rights is unclear. Therefore, we may not be able to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights.

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

OUR QUARTERLY OPERATING RESULTS FLUCTUATE.

Due to our significant change in operations, including the entry into new lines of business and disposition of other lines of business, our historical quarterly operating results are not necessarily reflective of future results. The factors that will cause our quarterly operating results to fluctuate in the future include:

o	acquisitions of new businesses or sales of our businesses or assets;

o	changes in the number of sales or technical employees;

o	the level of traffic on our websites;

o	the overall demand for Internet telephony services, print, television, radio and Internet advertising and electronic commerce;

o	the addition or loss of VoIP customers, advertisers of our computer games businesses, subscribers to our magazine, and electronic commerce partners on our websites;

o	overall usage and acceptance of the Internet;

o	seasonal trends in advertising and electronic commerce sales and member usage in our businesses;

o	costs relating to the implementation or cessation of marketing plans for our various lines of business;

o	other costs relating to the maintenance of our operations;

o	the restructuring of our business;

o	failure to generate significant revenues and profit margins from new products and services; and

o	competition from others providing services similar to ours.

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

Due to the relationships with his related entities, Mr. Egan will have an inherent conflict of interest in making any decision related to transactions between the related entities and us, including investment in our securities. Furthermore, the Company's Board of Directors presently is comprised entirely of individuals which are employees of theglobe, and therefore are not "independent." We intend to review related party transactions in the future on a case-by-case basis.

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

WE ARE A PARTY TO LITIGATION MATTERS THAT MAY SUBJECT US TO SIGNIFICANT LIABILITY AND BE TIME CONSUMING AND EXPENSIVE.

We are currently a party to litigation. At this time we cannot reasonably estimate the range of any loss or damages resulting from any of the pending lawsuits due to uncertainty regarding the ultimate outcome. The defense of this litigation may be expensive and divert management's attention from day-to-day operations. An adverse outcome in this litigation could materially and adversely affect our results of operations and financial position and may utilize a significant portion of our cash resources.

WE MAY NOT BE ABLE TO IMPLEMENT SECTION 404 OF THE SARBANES-OXLEY ACT ON A TIMELY BASIS.

The SEC, as directed by Section 404 of The Sarbanes-Oxley Act, adopted rules generally requiring each public company to include a report of management on the company's internal controls over financial reporting in its annual report on Form 10-K that contains an assessment by management of the effectiveness of the company's internal controls over financial reporting. In addition, the company's independent registered public accounting firm must attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-K for the fiscal year ending December 31, 2007.

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

We expect that we will need to hire and/or engage additional personnel and incur incremental costs in order to complete the work required by Section 404. There can be no assurance that we will be able to complete our Section 404 plan on a timely basis. The Company's liquidity position in 2005, 2006 and 2007 may also impact our ability to adequately fund our Section 404 efforts.

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

We have entered into a number of agreements (generally for terms of one year, with the terms of several agreements extending to three to five years) for leased communications transmission capacity and data center facilities with various carriers and other third parties. The minimum amounts payable under these agreements and the underlying current capacity of our VoIP network greatly exceeds our current estimates of customer demand and usage for the foreseeable future. The Company is currently attempting to reduce the amounts payable under these network-related agreements. Although at the beginning of 2005 the Company was successful in terminating substantially all of the minimum usage requirement commitments for which it was previously obligated under certain of its carrier agreements, there can be no assurance that it will be able to further reduce its network-related contractual commitments. If the Company is not successful in significantly reducing such commitments, its liquidity and financial condition could be materially and adversely impacted.

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

During the past several years, a number of companies have introduced services that make Internet telephony or voice services over the Internet available to businesses and consumers. All major telecommunications companies, including entities like AT&T, Verizon, Sprint and MCI, either presently or potentially compete or can compete directly with us. Other Internet telephony service providers, such as Net2Phone, Vonage and deltathree, also focus on a retail customer base and compete with us. These companies may offer the kinds of voice services we currently offer or intend to offer in the future. In addition, companies currently in related markets have begun to provide voice over the Internet services or adapt their products to enable voice over the Internet services. These related companies may potentially migrate into the Internet telephony market as direct competitors. A number of cable operators have also begun to offer VoIP telephony services via cable modems which provide access to the Internet. These companies, which tend to be large entities with substantial resources, generally have large budgets available for research and development, and therefore may further enhance the quality and acceptance of the transmission of voice over the Internet. We also compete with cellular telephony providers.

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

As of November 11, 2005, we had issued and outstanding approximately 173.3 million shares, of which approximately 56.1 million shares were freely tradable over the public markets. There is limited trading volume in our shares and we are now traded only in the over-the-counter market. On April 16, 2004, we filed a registration statement relating to the potential resale of up to approximately 131 million of our shares (including approximately 27 million shares underlying then outstanding warrants to acquire our Common Stock). The registration statement became effective on May 11, 2004.

Sales of significant amounts of Common Stock in the public market in the future, the perception that sales will occur or the registration of additional shares pursuant to existing contractual obligations could materially and adversely drive down the price of our stock. In addition, such factors could adversely affect the ability of the market price of the Common Stock to increase even if our business prospects were to improve. Substantially all of our stockholders holding restricted securities, including shares issuable upon the exercise of warrants or the conversion of the Convertible Notes to acquire our Common Stock (which are convertible into 68 million shares), have registration rights under various conditions and will become available for resale in the future.

In addition, as of September 30, 2005, there were outstanding options to purchase approximately 19.6 million shares of our Common Stock, which become eligible for sale in the public market from time to time depending on vesting and the expiration of lock-up agreements. The shares issuable upon exercise of these options are registered under the Securities Act and consequently, subject to certain volume restrictions as to shares issuable to executive officers, will be freely tradable.

Also as of November 11, 2005, we had issued and outstanding warrants to acquire approximately 7.5 million shares of our Common Stock. In addition, the Company holds in escrow warrants to acquire up to 1.5 shares of Common Stock, subject to release over approximately the next year (some of which may accelerate under certain events) upon the attainment of certain performance objectives. Many of the outstanding instruments representing the warrants contain anti-dilution provisions pursuant to which the exercise prices and number of shares issuable upon exercise may be adjusted.

OUR CHAIRMAN MAY CONTROL US.

Michael S. Egan, our Chairman and Chief Executive Officer, beneficially owns or controls, directly or indirectly, approximately 140.7 million shares of our Common Stock as of November 11, 2005, which in the aggregate represents approximately 57% of the outstanding shares of our Common Stock (treating as outstanding for this purpose the shares of Common Stock issuable upon exercise and/or conversion of the options, Convertible Notes and warrants owned by Mr. Egan or his affiliates). Accordingly, Mr. Egan will be able to exercise significant influence over, if not control, any stockholder vote.

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

Certain Delaware laws could have the effect of delaying, deterring or preventing a change in control of our company. One of these laws prohibits us from engaging in a business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder, unless various conditions are met. In addition, provisions of our charter and by-laws, and the significant amount of Common Stock held by our current executive officers, directors and affiliates, could together have the effect of discouraging potential takeover attempts or making it more difficult for stockholders to change management. In addition, the employment contracts of our Chairman and CEO, President and Vice President of Finance provide for substantial lump sum payments ranging from 2 (for the Vice President) to 10 times (for each of the Chairman and President) of their respective average combined salaries and bonuses (together with the continuation of various benefits for extended periods) in the event of their termination without cause or a termination by the executive for "good reason," which is conclusively presumed in the event of a "change-in-control" (as such terms are defined in such agreements).

OUR STOCK PRICE IS VOLATILE AND MAY DECLINE.

The trading price of our Common Stock has been volatile and may continue to be volatile in response to various factors, including:

o	the performance and public acceptance of our new product lines;

o	quarterly variations in our operating results;

o	competitive announcements;

o	sales of any of our businesses, including the recent sale of our SendTec business;

o	the operating and stock price performance of other companies that investors may deem comparable to us;

o	news relating to trends in our markets; and

o	disposition or entry into new lines of business and acquisitions of businesses, including our Tralliance acquisition.

The market price of our Common Stock could also decline as a result of unforeseen factors related to the acquisitions. The stock market has experienced significant price and volume fluctuations, and the market prices of technology companies, particularly Internet related companies, have been highly volatile. Our stock is also more volatile due to the limited trading volume and the high number of shares eligible for trading in the market.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Interest rate risk refers to fluctuations in the value of a security resulting from changes in the general level of interest rates. Investments that we classify as cash and cash equivalents have original maturities of three months or less and therefore, are not affected in any material respect by changes in market interest rates. At September 30, 2005, debt outstanding includes approximately $4.5 million of fixed rate instruments with an aggregate average interest rate of 11.10% and approximately $39,000 of variable rate instruments with an aggregate average interest rate of 6.76%. All debt outstanding as of the end of the third quarter of 2005 is either due on demand (including $1.0 million of fixed rate debt which is past due and in default) or matures within the next twelve months.

Foreign Currency Risk. We transact business in U.S. dollars. Our exposure to changes in foreign currency rates has been limited to a related party obligation payable in Canadian dollars, which totals approximately $39,000 (U.S.) at September 30, 2005. Foreign currency exchange rate fluctuations do not have a material effect on our results of operations.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, and have determined there to be no reportable changes.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 7, "Litigation," of the Financial Statements included in this Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered Sales of Equity Securities.

On October 31, 2005, theglobe completed the sale of substantially all of the assets and business of its subsidiary, SendTec, Inc., to RelationServe Media, Inc. pursuant to an Asset Purchase Agreement dated August 10, 2005, and as amended on August 23, 2005. In accordance with the terms of an escrow agreement established as a source to secure theglobe’s indemnification obligations under the Asset Purchase Agreement, $1.0 million in cash and 2,272,727 shares of theglobe’s unregistered Common Stock (valued at $750,000 pursuant to the terms of the Asset Purchase Agreement based upon the average closing price of the stock in the 10 day period preceding the closing) were placed into escrow. To the extent any of these shares are released to RelationServe Media, Inc., they will be issued in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933. Any shares released from escrow to RelationServe Media, Inc. will be entitled to customary “piggy-back” registration rights.

(b) Use of Proceeds From Sales of Registered Securities.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

4.1	Form of Secured Demand Convertible Promissory Note (1).

4.2	Security Agreement dated April 22, 2005 by theglobe.com, inc. and certain other parties named therein (1).

4.3	Unconditional Guaranty Agreement dated April 22, 2005 (1).

10.1	Note Purchase Agreement dated April 22, 2005 between theglobe.com, inc. and certain named investors (1).

10.2	Asset Purchase Agreement dated as of August 10, 2005 by and among theglobe.com, inc., SendTec, Inc. and RelationServe Media, Inc. (2).

10.3	1st Amendment to the Asset Purchase Agreement dated as of August 23, 2005, by and among theglobe.com, inc., SendTec, Inc. and RelationServe Media, Inc. (3).

10.4	Redemption Agreement dated August 23, 2005 between theglobe.com, inc. and certain members of management of SendTec, Inc. (4).

10.5	Escrow Agreement dated as of October 31, 2005, by and among theglobe.com, inc., SendTec, Inc., RelationServe Media, Inc. and Olshan Grundman Frome Rosenzweig & Wolosky LLP. (5).

10.6
Termination Agreement dated as of October 1, 2005, by and among theglobe.com, inc., SendTec, Inc., Paul Soltoff, Eric Obeck, Donald Gould, Harry Greene, Irvine and Nadine Brechner, as tenants by the entirety, Allen Vance, G. Thomas Alison and Steven Morvay. (5).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Form 8-K filed on April 26, 2005.
(2)	Incorporated by reference from our Form 8-K filed on August 16, 2005.
(3)	Incorporated by reference to Annex A of our preliminary information statement filed on August 23, 2005.
(4)	Incorporated by reference to Annex B of our preliminary information statement filed on August 23, 2005.
(5)	Incorporated by reference from our Form 8-K filed on November 4, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THEGLOBE.COM, INC.

Dated: November 21, 2005	By:	/s/ Michael S. Egan

Michael S. Egan Chief Executive Officer (Principal Executive Officer)

By:	/s/ Edward A. Cespedes

Edward A. Cespedes President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

4.1	Form of Secured Demand Convertible Promissory Note (1).

4.2	Security Agreement dated April 22, 2005 by theglobe.com, inc. and certain other parties named therein (1).

4.3	Unconditional Guaranty Agreement dated April 22, 2005 (1).

10.1	Note Purchase Agreement dated April 22, 2005 between theglobe.com, inc. and certain named investors (1).

10.2	Asset Purchase Agreement dated as of August 10, 2005 by and among theglobe.com, inc., SendTec, Inc. and RelationServe Media, Inc. (2).

10.3	1st Amendment to the Asset Purchase Agreement dated as of August 23, 2005, by and among theglobe.com, inc., SendTec, Inc. and RelationServe Media, Inc. (3).

10.4	Redemption Agreement dated August 23, 2005 between theglobe.com, inc. and certain members of management of SendTec, Inc. (4).

10.5	Escrow Agreement dated as of October 31, 2005, by and among theglobe.com, inc., SendTec, Inc., RelationServe Media, Inc. and Olshan Grundman Frome Rosenzweig & Wolosky LLP. (5).

10.6
Termination Agreement dated as of October 1, 2005, by and among theglobe.com, inc., SendTec, Inc., Paul Soltoff, Eric Obeck, Donald Gould, Harry Greene, Irvine and Nadine Brechner, as tenants by the entirety, Allen Vance, G. Thomas Alison and Steven Morvay. (5).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Form 8-K filed on April 26, 2005.
(2)	Incorporated by reference from our Form 8-K filed on August 16, 2005.
(3)	Incorporated by reference to Annex A of our preliminary information statement filed on August 23, 2005.
(4)	Incorporated by reference to Annex B of our preliminary information statement filed on August 23, 2005.
(5)	Incorporated by reference from our Form 8-K filed on November 4, 2005.