Form 10-K
period 2005-12-31
THEGLOBE COM INC
filed 2006-03-31
CIK 1066684

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________________________ to __________________________

COMMISSION FILE NO. 0-25053

THEGLOBE.COM, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

STATE OF DELAWARE	14-1782422
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NO.)

110 EAST BROWARD BOULEVARD, SUITE 1400, FORT LAUDERDALE, FL. 33301

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

Registrant’s telephone number, including area code (954) 769 - 5900

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share
Preferred Stock Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes ☒ No

Aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of the close of business on March 20, 2006: $35,581,462.*

*Includes voting stock held by third parties, which may be deemed to be beneficially owned by affiliates, but for which such affiliates have disclaimed beneficial ownership.

The number of shares outstanding of the Registrant's Common Stock, $.001 par value (the "Common Stock") as of March 21, 2006 was 174,722,565.

theglobe.com, inc.
FORM 10-K

i

FORWARD LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology, such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "intend," "potential" or "continue" or the negative of such terms or other comparable terminology, although not all forward-looking statements contain such terms. In addition, these forward-looking statements include, but are not limited to, statements regarding:

•	implementing our business plans;

•	marketing and commercialization of our existing products and those products under development;

•	plans for future products and services and for enhancements of existing products and services;

•	our ability to implement cost-reduction programs;

•	potential governmental regulation and taxation;

•	the outcome of any pending litigation;

•	our intellectual property;

•	our estimates of future revenue and profitability;

•	our estimates or expectations of continued losses;

•	our expectations regarding future expenses, including cost of revenue, product development, sales and marketing, and general and administrative expenses;

•	difficulty or inability to raise additional financing, if needed, on terms acceptable to us;

•	our estimates regarding our capital requirements and our needs for additional financing;

•	attracting and retaining customers and employees;

•	rapid technological changes in our industry and relevant markets;

•	sources of revenue and anticipated revenue;

•	plans for future acquisitions and entering new lines of business;

•	plans for divestitures or spin-offs of certain businesses or assets;

•	competition in our market; and

•	our ability to continue to operate as a going concern.

These statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are not required to and do not intend to update any of the forward-looking statements after the date of this Form 10-K or to conform these statements to actual results. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-K might not occur. Actual results, levels of activity, performance, achievements and events may vary significantly from those implied by the forward-looking statements. A description of risks that could cause our results to vary appears under "Risk Factors" and elsewhere in this Form 10-K.

In this Form 10-K, we refer to information regarding our potential markets and other industry data. We believe that we have obtained this information from reliable sources that customarily are relied upon by companies in our industry, but we have not independently verified any of this information.

PART I

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

During 2005 theglobe.com, inc. (the "Company" or "theglobe") managed four primary lines of business. One line of business, Voice over Internet Protocol ("VoIP") telephony services, includes tglo.com, inc. (formerly known as voiceglo Holdings, Inc.), a wholly-owned subsidiary of theglobe that offers VoIP-based phone service. The term "VoIP" refers to a category of hardware and software that enables people to use the Internet to make phone calls. The second line of business consists of our network of computer games businesses, each of which specializes in the games business by delivering games information and selling games in the United States and abroad. These businesses are: our print publication business, which currently consists of Computer Games magazine; our online website business, which consists of our CGOnline website (www.cgonline.com) and our Game Swap Zone website (www.gameswapzone.com); and our Chips & Bits, Inc. ("Chips & Bits") games distribution company (www.chipsbits.com). Our Now Playing magazine publication and accompanying website were sold in January 2006. We entered into a third line of business, marketing services, on September 1, 2004, with our acquisition of SendTec, Inc. ("SendTec"), a direct response marketing services and technology company. As further described below, we sold the SendTec business in the fourth quarter of 2005. On May 9, 2005, the Company entered into a fourth line of business when it exercised its option to acquire Tralliance Corporation ("Tralliance"), a company which had recently entered into an agreement to become the registry for the ".travel" top-level Internet domain.

During the first quarter of 2005, management began actively re-evaluating the Company's primary business lines, particularly in view of the Company's then critical need for cash and the overall net losses of the Company. As a result, management began to explore a number of strategic alternatives for the Company and/or its component businesses, including continuing to operate the businesses, selling certain businesses or assets, or entering into new lines of businesses.

As a result of the foregoing re-evaluation, on October 31, 2005, the Company completed the sale of all of the business and substantially all of the net assets of SendTec for approximately $39.9 million in cash. Results of operations for SendTec have been reported separately as “Discontinued Operations” in the accompanying consolidated statement of operations for all periods presented. The assets and liabilities of the SendTec marketing services business which was sold have been included in the captions, “Assets of Discontinued Operations” and “Liabilities of Discontinued Operations” in the accompanying consolidated balance sheets.

During 2005, 2004 and 2003, the Company's computer games business segment provided approximately 81%, 89% and 90%, respectively, of our consolidated net revenue from continuing operations. Our VoIP products and services have yet to produce any significant revenue. Tralliance did not begin generating revenue until the fourth quarter of 2005. All revenue derived from the business segments which comprise our continuing operations is considered to be attributable to the United States because it is impracticable to determine the country of origin.

HISTORICAL OVERVIEW

theglobe was incorporated on May 1, 1995 (inception) and commenced operations on that date. Originally, theglobe.com was an online community with registered members and users in the United States and abroad. That product gave users the freedom to personalize their online experiences by publishing their own content and by interacting with others having similar interests. However, due to the deterioration of the online advertising market, the Company was forced to restructure and ceased the operations of its online community on August 15, 2001. The Company then sold most of its remaining online and offline properties. The Company continues to operate its Computer Games print magazine and the associated CGOnline website (www.cgonline.com), as well as the games distribution business of Chips & Bits, Inc. (www.chipsbits.com). On June 1, 2002, Chairman Michael S. Egan and Director Edward A. Cespedes became Chief Executive Officer and President of the Company, respectively.

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

On February 25, 2003, theglobe entered into a Loan and Purchase Option Agreement, as amended, with Tralliance, an Internet related business venture, pursuant to which it agreed to fund, in the form of a loan, at the discretion of the Company, Tralliance's operating expenses and obtained the option to acquire all of the outstanding capital stock of Tralliance in exchange for, when and if exercised, $40,000 in cash and the issuance of an aggregate of 2,000,000 unregistered restricted shares of theglobe’s Common Stock (the "Option"). On May 5, 2005, Tralliance and the Internet Corporation for Assigned Names and Numbers ("ICANN") entered into an agreement designating Tralliance as the registry for the ".travel" top-level domain. On May 9, 2005, the Company exercised its option to acquire all of the outstanding capital stock of Tralliance. The purchase price consisted of the issuance of 2,000,000 shares of theglobe’s Common Stock, warrants to acquire 475,000 shares of theglobe’s Common Stock and $40,000 in cash. The warrants are exercisable for a period of five years at an exercise price of $0.11 per share. The Common Stock issued as a result of the acquisition of Tralliance is entitled to certain "piggy-back" registration rights.

On May 28, 2003, the Company acquired Direct Partner Telecom, Inc. ("DPT"), a company engaged in VoIP telephony services in exchange for 1,375,000 shares of the Company’s Common Stock and the issuance of warrants to acquire 500,000 shares of the Company’s Common Stock. DPT was a specialized international communications carrier providing VoIP communications services to emerging countries. The DPT network had provided "next generation" packet-based telephony and value added data services to carriers and businesses in the United States and internationally. The Company acquired all of the physical assets and intellectual property of DPT and originally planned to continue to operate the company as a subsidiary and engage in the provision of VoIP services to other telephony businesses on a wholesale transactional basis. In the first quarter of 2004, the Company decided to suspend DPT’s wholesale business and dedicate the DPT physical and intellectual assets to its retail VoIP business. As a result, the Company wrote-off the goodwill associated with the purchase of DPT as of December 31, 2003, and has since employed DPT’s physical assets in the build out of the retail VoIP network.

On September 1, 2004, the Company closed upon an Agreement and Plan of Merger dated August 31, 2004, pursuant to which the Company acquired all of the issued and outstanding shares of capital stock of SendTec, a direct response marketing services and technology company. Pursuant to the terms of the Merger, in consideration for the acquisition of SendTec, theglobe paid consideration consisting of: (i) $6,000,000 in cash, excluding transaction costs, (ii) the issuance of an aggregate of 17,500,024 shares of theglobe’s Common Stock, (iii) the issuance of an aggregate of 175,000 shares of Series H Automatically Converting Preferred Stock (which was converted into 17,500,500 shares of theglobe’s Common Stock on December 1, 2004, the effective date of the amendment to the Company's certificate of incorporation increasing its authorized shares of Common Stock from 200,000,000 shares to 500,000,000 shares), and (iv) the issuance of a subordinated promissory note in the amount of $1 million. The Company also issued an aggregate of 3,974,165 replacement options to acquire theglobe’s Common Stock for each of the issued and outstanding options to acquire SendTec shares held by the former employees of SendTec.

On August 10, 2005, the Company entered into an Asset Purchase Agreement with RelationServe Media, Inc. ("RelationServe") whereby the Company agreed to sell all of the business and substantially all of the net assets of its SendTec marketing services subsidiary to RelationServe for $37.5 million in cash, subject to certain net working capital adjustments. On August 23, 2005, the Company entered into Amendment No. 1 to the Asset Purchase Agreement with RelationServe (the “1st Amendment” and together with the original Asset Purchase Agreement, the “Purchase Agreement”). On October 31, 2005, the Company completed the asset sale. Including adjustments to the purchase price related to estimated excess working capital of SendTec as of the date of sale, the Company received an aggregate of approximately $39.9 million in cash pursuant to the Purchase Agreement.

Additionally, as contemplated by the Purchase Agreement, immediately following the asset sale, we completed the redemption of approximately 28.9 million shares of our Common Stock owned by six members of management of SendTec for approximately $11.6 million in cash pursuant to a Redemption Agreement dated August 23, 2005. Pursuant to a separate Termination Agreement, we also terminated and canceled approximately 1.3 million stock options and the contingent interest in approximately 2.1 million earn-out warrants held by the six members of management in exchange for approximately $0.4 million in cash. We also terminated stock options of certain other non-management employees of SendTec and entered into bonus arrangements with a number of other non-management SendTec employees for amounts totaling approximately $0.6 million.

OUR LINES OF BUSINESS

CONTINUING OPERATIONS

OUR VOIP TELEPHONY BUSINESS

The use of the Internet to provide voice communications services is becoming more prevalent as new providers enter the market and the technology becomes more accepted. According to Insight Research, worldwide VoIP-based services will grow from $13.0 billion in 2002 to nearly $197.0 billion in 2007. IDC, another research firm, predicts that there will be 27 million residential VoIP telephony subscribers in the U.S. by the end of 2009, up from 3 million in 2005. VoIP technology translates voice into data packets, transmits the packets over data networks and reconverts them into voice at their destination. Unlike traditional telephone networks, VoIP does not require dedicated circuits to complete telephone calls. Instead, VoIP networks can be shared by multiple users for voice, data and video simultaneously. These types of data networks are more efficient than dedicated circuit networks because they are not restricted by "one-call, one-line" limitations of traditional telephone networks. Accordingly, improved efficiency creates cost savings that can be passed on to the consumer in the form of lower rates.

Development of our VoIP Business.

On November 14, 2002, we entered the VoIP business by acquiring certain software assets from Brian Fowler. Today those assets serve as the foundation of the retail VoIP products and services that we provide to our customers.

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

During the third quarter of 2003, the Company launched its first suite of consumer and business level VoIP services. The Company launched its browser-based VoIP product during the first quarter of 2004. These services allow consumers and enterprises to communicate using VoIP technology for dramatically reduced pricing compared to traditional telephony networks. The services also offer traditional telephony features such as voicemail, caller ID, call forwarding, and call waiting for no additional cost to the consumer, as well as incremental services that are not currently supported by the public switched telephone network ("PSTN") like the ability to use numbers remotely and voicemail to email services. In the fourth quarter of 2004, the Company announced an "instant messenger" or "IM" related application which enables users to chat via voice or text across multiple platforms using their preferred instant messenger service. During the second quarter of 2005, the Company released a number of new VoIP products and features which allow users to communicate via mobile phones, traditional land line phones and/or computers. During the fourth quarter of 2005, the Company launched its new tglo.com website (www.tglo.com) along with a new linked online community website called tglo Friends (www.tglofriends.com).

The Company’s retail VoIP service plans include both “peer-to-peer” plans, for which subscribers can make calls free of charge over the Internet to other subscribers, and “paid” plans which involve interconnection with the PSTN and for which subscribers are charged certain fixed and/or variable service charges.

Sales and Marketing.

During 2003 through 2005, the Company attempted to market and distribute its VoIP retail products through various direct and indirect sales channels including Internet advertising, structured customer referral programs, network marketing, television infomercials and partnerships with third party national retailers. None of the marketing and sales programs implemented during these years were successful in generating a significant number of “paid” plan customers or revenue. The Company’s marketing efforts during this period of time achieved limited successes in developing a “peer-to-peer” subscriber base of free service plan users. We currently derive no revenue from our “peer-to-peer” customer base.

At the present time, the Company intends to devote substantially all of its near-term marketing efforts in 2006 to continuing to expand its “peer-to-peer”, or free service plan, customer base and to develop ways to monetize such customer base once it reaches sufficient critical mass. To that end, the Company currently plans to add new “peer-to-peer” subscribers mainly through further developing and improving its own online community website (www.tglofriends.com) and also by entering into marketing arrangements with other third party online community website enterprises. At this time, the Company does not presently intend to expend significant funds in 2006 to promote or market any existing or new “paid” VoIP service plans.

Development of our Network and Carrier Relationships.

In order to offer our services we have invested substantial time, capital and other resources on the development of our VoIP network. Our VoIP network is comprised of switching hardware and software, servers, billing and inventory systems, and telecommunication carrier services. We currently own and operate VoIP equipment located in leased data center facilities in Miami, Florida and utilize a leased transport network provided through various carrier agreements with third party providers. Through these carrier relationships we are able to carry the traffic of our customers over the Internet and interact with the PSTN. The network also provides for both domestic and international call termination.

We generally enter into agreements with these data centers and carriers for initial terms of one year, with the terms of several agreements extending beyond one year. Upon expiration, in cases where the Company elects to continue service, the Company normally chooses to continue such service on a month-to-month contractual basis, whenever possible. The capacity of our VoIP network presently greatly exceeds the current level of customer demand and usage. During the first quarter of 2006, the Company developed a plan to reconfigure, phase out and eliminate certain components of its existing VoIP network. The implementation of this plan, which involves the renegotiation of certain network agreements and is anticipated to be completed during the second quarter of 2006, is expected to significantly reduce the ongoing costs and expenses associated with the operation of our VoIP network. Because the implementation of our plan is dependent, in part, upon the successful renegotiation of certain network agreements, there can be no assurance that the full cost-reduction benefits anticipated by the Company will be achieved nor that other aspects of our plan will be successfully implemented.

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

OUR COMPUTER GAMES BUSINESS

In February 2000, the Company entered the computer games business by acquiring Computer Games Magazine, its associated website, CGOnline, and Chips & Bits, a games distribution business.

Computer Games Magazine

Computer Games Magazine is a consumer print magazine for personal computer (“PC”) gamers. As a leading consumer print publication for PC games, Computer Games Magazine boasts: a reputation for being a reliable, trusted, and engaging games magazine; more editorial, tips and hints than most other similar magazines; a knowledgeable editorial staff providing increased editorial integrity and content; and broad-based editorial coverage.

CGOnline

CGOnline (www.cgonline.com) is the online counterpart to Computer Games magazine. CGOnline is a source of free computer games news and information for the sophisticated gamer, featuring news, reviews and previews. Features of CGOnline include: game industry news; truthful, concise reviews; first looks, tips and hints; multiple content links; thousands of archived files; and easy access to game buying.

Chips & Bits

Chips & Bits (www.chipsbits.com) is a games distribution business that attracts customers in the United States and abroad. Chips & Bits covers all the major game platforms available, including Macintosh, Window-based PCs, Sony PlayStation, Sony PlayStation2, Microsoft’s Xbox, Nintendo 64, Nintendo’s GameCube, Nintendo’s Game Boy, and Sega Dreamcast, among others.

Our games businesses derive substantially all of their revenue from sales of magazines via subscriptions and newsstands, sale of advertising, primarily in our magazines but to a lesser extent on our websites, and to the sales of video and computer games products. During each of the years ended December 31, 2005, 2004 and 2003, no single customer accounted for more than 10% of the total net revenue of our computer games business segment.

The Company’s game businesses are focused primarily on the PC games market niche, which has experienced declining sales during recent years. Additionally, the overall games distribution marketplace has become increasingly competitive during recent years due to the increased selection and number of video games offered by mass merchants, regional chains, video game and PC software specialty stores, toy retail chains, consumer electronic stores and online retailers. Due in large part to the above factors, the total net revenue derived from the Company’s computer games business has decreased significantly during the past several years (from $7.2 million in 2002 to $1.9 million in 2005).

According to NPD Group, Inc., a market research firm, the electronic game retail industry was an approximately $11.5 billion market in the United States in 2005. Of this $11.5 billion market, approximately $10.5 billion was attributable to video game products, including console and handheld game platform products but excluding sales of used video game products, and approximately $1.0 billion was attributable to PC game software. Additionally, NPD Group, Inc. reported a 14% decline in annual U.S. retail sales of PC game software in 2005 compared to 2004.

During 2004, the Company developed and began to implement plans to expand its business beyond games and into other areas of the entertainment industry. In Spring 2004, a new magazine, Now Playing began to be delivered within Computer Games Magazine and in March 2005, Now Playing began to be distributed as a separate publication. Now Playing covered movies, DVD’s, television, music, games, comics and anime, and was designed to fulfill the wider pop culture interests of our current readers and to attract a more diverse group of advertisers: autos, television, telecommunications and film to name a few. During 2005, the Now Playing online website (www.nowplaying.com), the online counterpart for Now Playing magazine, was implemented and costs were also incurred to develop a new corporate website (www.theglobe.com), also targeted at the broader entertainment marketplace.

In August 2005, based upon a re-evaluation of the capital requirements and risks/rewards related to completing the transition to a broader-based entertainment business, the Company decided to abort its diversification efforts and refocus its strategy back to operating and improving its traditional games-based businesses. During the remainder of 2005, the Company implemented a number of revenue enhancement programs, including establishing a used game auction website (www.gameswapzone.com), introducing a digital version of its Computer Games Magazine, and entering into several marketing partnership affiliate programs. Additionally, during the latter part of 2005, the Company completed the implementation of a number of cost-reduction programs related to facility consolidations, headcount reductions, and decreases in magazine publishing and sales costs. In January 2006, the Company completed the sale of all assets related to Now Playing Magazine, the Now Playing Online website and the technology underlying the aborted corporate website (www.theglobe.com) for approximately $130,000.

OUR INTERNET SERVICES BUSINESS

Tralliance, headquartered in New York City, was incorporated in 2002 to develop products and services to enhance online commerce between consumers and the travel and tourism industries, including administration of the “.travel” top-level domain. In February 2003, theglobe entered into a Loan and Purchase Option Agreement, as amended, with Tralliance in which theglobe agreed to fund, in the form of a loan, at the discretion of theglobe, Tralliance’s operating expenses and obtained the option to acquire all of the outstanding capital stock of Tralliance. On May 5, 2005, the Internet Corporation for Assigned Names and Numbers (“ICANN”) and Tralliance entered into a contract whereby Tralliance was designated as the exclusive registry for the “.travel” top-level domain for an initial period of ten years. Renewal of the ICANN contract beyond the initial ten year term is conditioned upon the negotiation of renewal terms reasonably acceptable to ICANN. Additionally, we have agreed to engage in good faith negotiations at regular intervals throughout the term of our contract (at least once every three years) regarding possible changes to the provisions of the contract, including changes in the fees and payments that we are required to make to ICANN. In the event that we materially and fundamentally breach the contract and fail to cure such breach within thirty days of notice, ICANN has the right to immediately terminate our contract. Effective May 9, 2005, theglobe exercised its option to purchase Tralliance.

The establishment of the “.travel” top-level domain enables businesses, organizations, governmental agencies and other enterprises that operate within the travel and tourism industry to establish a unique Internet domain name from which to communicate and conduct commerce. An Internet domain name is made up of a top-level domain and a second-level domain. For example, in the domain name “companyX.travel”, “companyX” is the second-level domain and “.travel” is the top-level domain. As the registry for the “.travel” top-level domain, Tralliance is responsible for maintaining the master database of all second-level “.travel” domain names and their corresponding Internet Protocol (“IP”) addresses.

To facilitate the “.travel” domain name registration process, Tralliance has entered into contracts with a number of registrars. These registrars act as intermediaries between Tralliance and customers (referred to as registrants) seeking to register “.travel” domain names. The registrars handle the billing and collection of registration fees, customer service and technical management of the registration database. Registrants can register “.travel” domain names for terms of one year (minimum) up to 10 years (maximum). The registrars retain a portion of the registration fee collected by them as their compensation and remit the remainder, presently $80 per domain name per year, of the registration fee to Tralliance.

In order to register a “.travel” domain name, a registrant must first be verified as being eligible (“authenticated”) by virtue of being a valid participant in the travel industry. Additionally, eligibility data is required to be updated and reviewed annually, subsequent to initial registration. Once authenticated, a registrant is only permitted to register “.travel” domain names that are publicly used or associated with the registrant’s business or organization. Tralliance has entered into contracts with a number of travel associations or other independent organizations (“authentication providers”) whereby, in consideration for the payment of fixed and/or variable fees, all required authentication procedures are performed by such authentication providers. Tralliance has also outsourced various other registry operations, database maintenance and policy formulation functions to certain other independent businesses or organizations in consideration for the payment of certain fixed and/or variable fees.

In launching the “.travel” top-level domain registry, Tralliance adopted a phased approach consisting of three distinct stages. During the third quarter of 2005, Tralliance implemented phase one, which consisted of a pre-authentication of a limited group of potential registrants. During the fourth quarter of 2005, Tralliance implemented phase two, which involved the registration of the limited group of registrants who had been pre-authenticated. It was during this limited registration phase that Tralliance initially began collecting registration fees from its “.travel” registrars. Finally, in January 2006, Tralliance commenced the final phase of its launch, which culminated in live “.travel” registry operations.

During the first quarter of 2006, Tralliance also began to offer consumers access to the “.travel” directory (the “Directory”). The Directory is a global online resource of travel data designed to precisely match the travel products and services of authenticated “.travel” registrants with consumers on a worldwide basis. Users can access the Directory via the Tralliance website, or by typing www.directory.travel into their web browser. All authenticated “.travel” registrants are offered the opportunity to include their specific travel profiles and products in the Directory, free of charge. It is anticipated that the Directory will become more useful to consumers over time, as additional travel businesses and organizations become “.travel” registrants and load their travel profiles into the Directory.

DISCONTINUED OPERATIONS

OUR MARKETING SERVICES BUSINESS

As previously discussed, based upon the Company’s sale of substantially all of the net assets and the business of its SendTec subsidiary which was completed on October 31, 2005, the results of operations and assets and liabilities of SendTec have been reported separately as “Discontinued Operations” for all periods presented in this report.

On September 1, 2004, the Company acquired SendTec, a direct response marketing services and technology company. SendTec provided clients a complete offering of direct marketing products and services to help their clients market their products both on the Internet (“online”) and through traditional media channels such as television, radio and print advertising (“offline”). SendTec was organized into two primary product line divisions: the DirectNet Advertising Division, which provided digital marketing services; and the Creative South Division, which provided creative production and media buying services. Additionally, its proprietary iFactz technology provided software tracking solutions that benefited both the DirectNet Advertising and Creative South businesses.

•
DirectNet Advertising (“DNA”) - DNA delivered results based interactive marketing programs for advertisers through a network of online distribution partners including websites, search engines and email publishers. SendTec’s proprietary software technology was used to track, optimize and report results of marketing campaigns to advertising clients and distribution partners. Pricing options for DNA’s services included cost-per-action (“CPA”), cost-per-click (“CPC”) and cost-per-thousand impressions (“CPM”), with most payments resulting from CPA agreements.

•
Creative South - Creative South provided online and offline agency marketing services including creative development, campaign management, creative production, post production, media planning and media buying services. Most services provided by Creative South were priced on a fee-per-project basis, where the client paid an agreed upon fixed fee for a designated scope of work. Creative South also received monthly retainer fees from clients for service to such clients as their Agency of Record.

•
iFactz - iFactz was SendTec’s Application Service Provider (“ASP”) technology that tracked and reported on a real time basis the online responses generated from offline direct response advertising, such as television, radio, print advertising and direct mail. iFactz’ Intelligent Sourcing (TM) was a patent-pending media technology that informed the user where online customers come from, and what corresponding activity they produced on the user’s website. The iFactz patent application was filed in November 2001. iFactz was licensed to clients based on a monthly fixed license fee, with license terms ranging from three months to one year.

COMPETITION

VoIP Telephony Business

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

During the past several years, a number of companies have introduced services that make Internet telephony or voice services over the Internet available to businesses and consumers. All major telecommunications companies, including entities like AT&T, Verizon and Sprint, as well as iBasis, Net2Phone and deltathree, compete or can compete directly with us. A number of cable operators have also begun to offer VoIP telephony services via cable modems which provide access to the Internet. AOL, Google and Yahoo! also now offer new services that have features similar to some of our products and services. We also compete with cellular telephony providers.

Our competitors can be divided into domestic competitors and international competitors. The international market is highly localized. In markets where telecommunications have been fully deregulated, the competition continues to increase. In newly deregulated markets even new entrants to the VoIP space can rapidly capture significant market share. Competitors in these markets include both government-owned and incumbent phone companies, as well as emerging competitive carriers. The principle competitive factors in this marketplace include: price, quality of service, distribution, customer service, reliability, network capacity, and brand recognition. The long distance market in the United States is highly competitive. There are numerous competitors in the pure play VoIP space and we expect to face continuing competition from these existing, as well as new, competitors. The principal competitive factors in the marketplace include those identified above, as well as enhanced communications services. Our competitors include VoIP services companies such as Skype, Net2Phone, Vonage, Go2Call and deltathree.

Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater brand recognition and more established relationships in the industry than we have. As a result, certain of these competitors may be able to adopt more aggressive pricing policies which may hinder our ability to market our voice services.

Computer Games Business

Competition among games print magazines is high. We compete for advertising and circulation revenues principally with publishers of other technology and games magazines with similar editorial content as our magazines. The technology magazine industry has traditionally been dominated by a small number of large publishers. We believe that we compete with other technology and games publications based on the nature and quality of our magazines’ editorial content and the attractive demographics of our readers.

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

Internet Services Business

Since we have just recently entered the Internet-based services industry, we face competition from a number of businesses and organizations that have longer operating histories, greater name recognition and more advanced and complete technical systems. Additionally, many of our competitors are larger enterprises that have greater financial, technical and marketing resources than we have.

While we do not face direct competition for the registry of “.travel” domain names because of the exclusive nature of our ICANN contract, we compete with other companies that maintain the registries for different domain names, including Verisign, Inc., which manages the “.com” and “.net” registries; Afilias Limited, which manages the “.org” and “.info” registries; and a number of country-specific domain name registries (such as “.uk” for domain names in the United Kingdom).

In developing and distributing future products and services for the Internet-based services markets and in seeking the renewal of our existing contract or obtaining new ICANN contracts, we expect to face intense competition from multiple competitors.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

We regard substantial elements of our websites and underlying technology as proprietary. In addition, we have developed in our VoIP business certain technologies which we believe are proprietary. Further, we are investigating other opportunities and are seeking to develop additional proprietary technology. We attempt to protect these assets by relying on intellectual property laws. We also generally enter into confidentiality agreements with our employees and consultants and in connection with our license agreements with third parties. We also seek to control access to and distribution of our technology, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar technology independently. We pursue the registration of our trademarks in the United States and internationally. We have recently been awarded a patent for our VoIP technology related to the origination and termination of telephone calls between subscriber terminals connected to a public packet network and are continuing to pursue patent protection for our VoIP browser to telephone interface, as well as other technology.

Effective trademark, service mark, copyright, patent and trade secret protection may not be available in every country in which our services are made available through the Internet. Policing unauthorized use of our proprietary information is difficult. Existing or future trademarks or service marks applied for or registered by other parties and which are similar to ours may prevent us from expanding the use of our trademarks and service marks into other areas. Enforcing our patent rights could result in costly litigation. Our patent applications could be rejected or any patents granted could be invalidated in litigation. Should this happen, we may lose a significant competitive advantage. Additionally, our competitors or others could be awarded patents on technologies and business processes that could require us to significantly alter our technology, change our business processes or pay substantial license and royalty fees. In the fourth quarter of 2005, we were sued by Sprint Communications Company, L.P. (“Sprint”) for alleged unauthorized use of “inventions” described and claimed in seven patents held by Sprint. (See “Risk Factors-We Rely on Intellectual Property and Proprietary Rights.” and “Item 3. Legal Proceedings”)

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

In General

We are subject to laws and regulations that are applicable to various Internet activities. There are an increasing number of federal, state, local and foreign laws and regulations pertaining to the Internet and telecommunications, including Voice over Internet Protocol ("VoIP"). In addition, a number of federal, state, local and foreign legislative and regulatory proposals are under consideration. Laws and regulations have been and will likely continue to be adopted with respect to the Internet relating to, among other things, fees and taxation of VoIP telephony services, liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, including public safety issues like enhanced 911 emergency service ("E911"), the Communications Assistance for Law Enforcement Act of 1994, the provision of online payment services, broadband residential Internet access, and the characteristics and quality of products and services.

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

Federal and State Regulation of Internet Telephony and VoIP Providers and Services

The use of the Internet and private IP networks to provide voice services over the Internet is a relatively recent market development. In the United States, the Federal Communications Commission (the "FCC") has so far declined to make a general conclusion that all forms of VoIP services constitute telecommunications services (rather than information services). Because their services are not currently regulated to the same extent as telecommunications services, some VoIP providers, such as the Company, can currently avoid paying certain charges and incurring certain costs and expenses that traditional telephone companies must pay and incur. Many traditional telephone operators are lobbying the FCC and the states to regulate VoIP on the same or similar basis as traditional telephone services. The FCC and several states are examining this issue.

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

In addition to regulation by the FCC, we currently face potential regulation by state governments and their respective agencies. Although VoIP services are presently largely unregulated by the state governments, such state governments and their regulatory authorities may assert jurisdiction over the provision of intrastate IP communications services where they believe that their telecommunications regulations are broad enough to cover regulation of IP services. A number of state regulators have recently taken the position that VoIP providers are telecommunications providers and must register as such within their states. VoIP operators have resisted such registration on the position that VoIP is not, and should not be, subject to such regulations because VoIP is an information service, not a telecommunications service and because VoIP is interstate in nature, not intrastate. Various state regulatory authorities have initiated proceedings to examine the regulatory status of Internet telephony services and, in several cases, rulings have been obtained to the effect that the use of the Internet to provide certain interstate services does not exempt an entity from paying intrastate access charges in the jurisdictions in question. The FCC has stated in at least one case that multiple state regulatory regimes could violate the Commerce Clause because of the unavoidable effect that regulation on an intrastate component would have on interstate use of the service. However, we cannot predict the ultimate impact of this ruling or whether the facts of that case are so unique as to be inapplicable to our VoIP operations. As state governments, courts, and regulatory authorities continue to examine the regulatory status of Internet telephony services, they could render decisions or adopt regulations affecting providers of VoIP or requiring such providers to pay intrastate access charges or to make contributions to universal service funding. Should the FCC determine to regulate IP services, states may decide to follow the FCC's lead and impose additional obligations as well.

If providers of VoIP services, such as the Company, become subject to additional regulation by the FCC or any state regulatory agencies, the cost of complying with such additional regulation would likely increase the costs of providing such services. In addition, the FCC or any such state agencies may impose new surcharges, taxes, fees and/or other charges upon providers or users of VoIP services. Such charges could include, among others, access charges payable to local exchange carriers to carry and terminate traffic, contributions to the Universal Service Fund or other charges. Such new charges would likely increase our cost of VoIP operations and, to the extent that any or all of them are passed along to our VoIP customers, they could adversely affect our revenues from our VoIP services. Accordingly, more aggressive state and/or federal regulation of Internet telephony providers and VoIP services will likely adversely affect our VoIP business operations, and ultimately our financial condition, operating results and future prospects.

The E911 Order and CALEA

Our interconnected VoIP services are currently subject to certain FCC regulations. On June 3, 2005, for example, the FCC released the "IP-Enabled Services and E911 Requirements for IP-Enabled Service Providers, First Report and Order and Notice of Proposed Rulemaking" (the "E911 Order"). The E911 Order requires, among other things, that providers of "Interconnected VoIP Service" ("Interconnected VoIP Providers") supply enhanced emergency 911 dialing capabilities ("E911") to their subscribers no later than 120 days from the effective date of the E911 Order. The effective date of the E911 Order is July 29, 2005. Additionally, the E911 Order requires each Interconnected VoIP Provider to file with the FCC a compliance letter on or before November 28, 2005 detailing its compliance with the above E911 requirements. For purposes of the E911 Order, "Interconnected VoIP Service" is defined as a VoIP service that: (1) enables real-time, two-way voice communications; (2) requires a broadband connection from the user’s location; (3) requires Internet protocol-compatible customer premises equipment; and (4) permits users generally to receive calls that originate on the public switched telephone network and to terminate calls to the public switched telephone network.

As part of the E911 capabilities required to be provided pursuant to the E911 Order, Interconnected VoIP Providers are required to mimic the E911 emergency calling capabilities offered by traditional landline phone companies. Specifically, all Interconnected VoIP Providers must deliver 911 calls to the appropriate local public safety answering point ("PSAP"), along with call back number and location information with respect to the user making the 911 call. Such E911 capabilities must be included in the basic service offering of the Interconnected VoIP Providers; it cannot be an optional or extra feature. The PSAP delivery obligation, including call back number and location information, must be provided regardless of whether the service is "fixed," such as where the service is being provided to a fixed location via wireline technology, or "nomadic," such as where the service is being provided to a mobile location via wireless technology. In some cases, the requirement to provide location information to the appropriate PSAP relies on the user to self-report his or her location. The E911 Order, however, provides that the FCC intends, through a future order, to adopt an advanced E911 solution for interconnected VoIP services that must include a method for determining a user’s location without assistance from the user as well as firm implementation deadlines for that solution.

Additionally, the E911 Order required that, by July 29, 2005 (the effective date of the E911 Order), each Interconnected VoIP Provider must have: (1) specifically advised every new and existing subscriber, prominently and in plain language, of the circumstances under which the E911 capabilities service may not be available through its VoIP services or may in some way be limited by comparison to traditional landline E911 services; (2) obtained and kept a record of affirmative acknowledgement from all subscribers, both new and existing, of having received and understood the advisory described in the preceding item (1); and (3) distributed to its existing subscribers warning stickers or other appropriate labels warning subscribers if E911 service may be limited or not available and instructing the subscriber to place them on or near the equipment used in conjunction with the provider's VoIP services. We complied with the requirements set forth in the preceding items (1) and (3). However, despite engaging in significant efforts, as of August 10, 2005, we had received the affirmative acknowledgements required by the preceding item (2) from less than 15% of our Interconnected VoIP Service subscribers.

On July 26, 2005, noting the efforts made by Interconnected VoIP Providers to comply with the E911 Order's affirmative acknowledgement requirement, the Enforcement Bureau of the FCC (the "EB") released a Public Notice communicating that, until August 30, 2005, it would not initiate enforcement action against any Interconnected VoIP Provider with respect to such affirmative acknowledgement requirement on the condition that the provider file a detailed report with the FCC by August 10, 2005. The Public Notice provided that the report must set forth certain specific information relating to the provider's efforts to comply with the requirements of the E911 Order. Furthermore, the EB stated its expectation that that if an Interconnected VoIP Provider had not received such affirmative acknowledgements from 100% of its existing subscribers by August 29, 2005, then the Interconnected VoIP Provider would disconnect, no later than August 30, 2005, all subscribers from whom it has not received such acknowledgements.

On August 26, 2005, the EB released another Public Notice communicating that it would not, until September 28, 2005, initiate enforcement action regarding the affirmative acknowledgement requirement against any provider that: (1) previously filed the compliance report required by the July 26 Public Notice on or before August 10, 2005; and (2) filed two separate updated reports with the FCC by September 1, 2005 and September 22, 2005 containing certain additional required information relating to such provider's compliance efforts with respect to the E911 Order's requirements. The EB further stated in the second Public Notice its expectation that, during the additional period of time afforded by the extension, all Interconnected VoIP Providers that qualified for such extension would continue to use all means available to them to obtain affirmative acknowledgements from all of their subscribers.

On September 27, 2005, the EB released a third Public Notice communicating that it would not seek enforcement action regarding the affirmative acknowledgement requirement against any provider that had received acknowledgements from at least 90% of their applicable VoIP subscribers. Furthermore, the EB communicated in the third Public Notice that, with respect to any providers that had not received acknowledgements from at least 90% of their applicable VoIP subscribers, the EB would not initiate enforcement action regarding the affirmative acknowledgement requirement until October 31, 2005, provided that such providers filed a status report regarding their respective compliance efforts by October 25, 2005.

Although we have engaged in efforts to comply with all of the requirements of the E911 Order, as of November 28, 2005 and as of December 31, 2005, we were not able to provide the E911 capabilities required by the E911 Order to our Interconnected VoIP Service subscribers. Moreover, we did not file the compliance letter with respect to our compliance efforts on November 28, 2005 as required by the E911 Order. The Company did comply with the reporting requirements of the EB's Public Notices issued on July 26, 2005, August 26, 2005 and September 27, 2005. Accordingly, the Company qualified for the September 28, 2005 and October 31, 2005 extensions with respect to the E911 Order's requirement to obtain the required acknowledgements from our Interconnected VoIP Service subscribers. However, the FCC issued no additional extensions to the October 31, 2005 deadline for this requirement. As of October 31, 2005 and as of December 31, 2005, we had received the required affirmative acknowledgements from less than 15% of our Interconnected VoIP Service subscribers.

While we continue to be engaged in efforts to provide the E911 capabilities required by the E911 Order to as many of our Interconnected VoIP Service subscribers as possible and to obtain the required acknowledgements from those of our subscribers to whom we are not delivering such capabilities, we are currently not in compliance with the E911 Order. Moreover, we can provide no assurances as to whether the percentage of our Interconnected VoIP Service subscribers with respect to which we have complied with all of the E911 Order's requirements will increase significantly or at all. Accordingly, although the EB has not, as of March 28, 2006, initiated an enforcement action against the Company with respect to such non-compliance, the EB may decide to do so at any time.

We are currently evaluating whether to suspend delivery of our Interconnected VoIP Service to those of our subscribers with respect to which we have not complied with the requirements of the E911 Order. If we decide to suspend delivery of our Interconnected VoIP Service to such subscribers for an extended period of time due to our non-compliance with the E911 Order, or if we are required to do so by the EB, our future revenues from our VoIP operations may be negatively impacted. For the twelve months ended December 31, 2005, our aggregate net revenues for VoIP services, including, without limitation, revenue for Interconnected VoIP Services, totaled approximately $249,000, or 10%, of the Company's aggregate net revenue from continuing operations. Even assuming our full compliance with the E911 Order, such compliance and our efforts to achieve such compliance, will increase our cost of doing business in the VoIP arena and may adversely affect our ability to deliver our Interconnected VoIP Service to new and existing customers in all geographic regions.

In addition to the E911 Order, on September 23, 2005, the FCC released a First Report and Order and Notice of Proposed Rulemaking (the "CALEA Order") in which it concluded that providers of "Interconnected VoIP Service" constitute telecommunications carriers for purposes of the Communications Assistance for Law Enforcement Act of 1994 ("CALEA") even when those providers are not telecommunications carriers under the Communications Act of 1934. CALEA requires telecommunications carriers to assist law enforcement officials in executing electronic surveillance pursuant to court order or other lawful authorization and requires carriers to design or modify their systems to ensure that lawfully-authorized electronic surveillance can be performed. For purposes of the CALEA Order, the term "Interconnected VoIP Service" is defined in the same way as it is defined in the E911 Order. Accordingly, Interconnected VoIP Providers, such as the Company, are now required to comply with all of the requirements of CALEA no later than 18 months from the effective date of the CALEA Order. The FCC notes in the CALEA Order that it will release another order that will address separate questions regarding the assistance capabilities required of the Interconnected VoIP Providers. The CALEA Order provides that such subsequent order will address, among other matters, issues such as compliance extensions and exemptions, cost recovery, identification of future services and entities subject to CALEA, and enforcement. The Company is currently evaluating how and to what extent it will need to modify its technology infrastructure and systems in order to timely comply with the requirements of the CALEA Order. However, any such compliance efforts are likely to increase our costs of providing our Interconnected VoIP Services and adversely affect our results of operations from such services.

In light of the increasing regulatory burdens attendant to operating in the VoIP arena, we are currently evaluating the migration of most, if not all, of our Interconnected VoIP Service subscribers to our outbound only calling product. As this service allows outbound dialing only, it does not constitute an "Interconnected VoIP Service" as defined in the E911 Order or in the CALEA Order. Accordingly, it is not subject to either of such order's respective requirements. However, even assuming that we can timely and effectively realize this migration, we cannot predict whether in the future the FCC or any state or other regulatory agencies will expand their regulations, or implement new ones, so as to include VoIP services other than Interconnected VoIP Services within the scope of such regulations.

Certain Other Regulation Affecting the Internet Generally

New laws and regulations affecting the Internet generally may increase our costs of compliance and doing business, decrease the growth in Internet use, decrease the demand for our services or otherwise have a material adverse effect on our business.

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

International Regulation of Internet Telephony and VoIP Providers and Services

Although the use of private IP networks to provide voice services over the Internet is currently permitted by United States federal law and largely unregulated within the United States, several foreign governments have adopted laws and/or regulations that could restrict or prohibit the provision of voice communications services over the Internet or private IP networks. The regulatory treatment of IP communications outside the United States varies significantly from country to country. Some countries currently impose little or no regulation on Internet telephony services, as in the United States. Other countries, including those in which the governments prohibit or limit competition for traditional voice telephony services, generally do not permit Internet telephony services or strictly limit the terms under which those services may be provided. Still other countries regulate Internet telephony services like traditional voice telephony services, requiring Internet telephony companies to make various telecommunications service contributions and pay other taxes.

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

EMPLOYEES

As of March 15, 2006, we had approximately 56 active full-time employees. Our future success depends, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel. Competition for these persons is intense. From time to time, we also employ independent contractors to support our network operations, research and development, marketing, sales and support and administrative organizations. Our employees are not represented by any collective bargaining unit and we have never experienced a work stoppage. We believe that our relations with our employees are good.

ITEM 1A. RISK FACTORS

In addition to the other information in this report, the following factors should be carefully considered in evaluating our business and prospects.

RISKS RELATING TO OUR BUSINESS GENERALLY

WE HAVE A HISTORY OF OPERATING LOSSES AND EXPECT TO CONTINUE TO INCUR LOSSES.

Since our inception, we have incurred net losses each year and we expect that we will continue to incur net losses for the foreseeable future. We had losses from continuing operations, net of applicable income tax benefits, of approximately $13.3 million, $24.9 million and $11.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. The principal causes of our losses are likely to continue to be:

•	costs resulting from the operation of our businesses;

•	costs relating to entering new business lines;

•	failure to generate sufficient revenue; and

•	selling, general and administrative expenses.

Although we have restructured our businesses, including most recently as a result of the sale of our SendTec marketing services business, we still expect to continue to incur losses as we continue to develop our VoIP telephony services business and while we explore a number of strategic alternatives for our businesses, including continuing to operate the businesses, selling certain businesses or assets, or acquiring or developing additional businesses or complementary products.

WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN ON A LONG-TERM BASIS.

We received a report from our independent accountants, relating to our December 31, 2005 audited financial statements, containing a paragraph stating that our recurring losses from operations and our accumulated deficit subject the Company to certain liquidity and profitability considerations. Based upon the net proceeds received from the sale of our SendTec business on October 31, 2005, management believes that the Company has sufficient liquidity to operate as a going concern through at least the end of 2006. In order to assure its longer term financial viability, the Company must complete the development of and successfully implement its new strategic business plan. The Company’s new business plan may include making certain changes which transform its unprofitable businesses into profitable ones, selling or otherwise disposing of businesses or components, acquiring or internally developing new businesses, including Tralliance, and/or raising additional equity capital. There can be no assurance that the Company will be successful in taking any of the above actions which would enable it to continue as a going concern (see the “Liquidity and Capital Resources” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details).

OUR ENTRY INTO NEW LINES OF BUSINESS, AS WELL AS POTENTIAL FUTURE ACQUISITIONS, JOINT VENTURES OR STRATEGIC TRANSACTIONS ENTAILS NUMEROUS RISKS AND UNCERTAINTIES.

During our recent past, we have entered into a number of new business lines through acquisitions: computer games, VoIP telephony services, marketing services and Internet services. We may also enter into new or different lines of business, as determined by management and our Board of Directors. Our acquisitions, as well as any future acquisitions or joint ventures could result, and in some instances have resulted in numerous risks and uncertainties, including:

•	potentially dilutive issuances of equity securities, which may be issued at the time of the transaction or in the future if certain performance or other criteria are met or not met, as the case may be. These securities may be freely tradable in the public market or subject to registration rights which could require us to publicly register a large amount of our Common Stock, which could have a material adverse effect on our stock price;

•	diversion of management's attention and resources from our existing businesses;

•	significant write-offs if we determine that the business acquisition does not fit or perform up to expectations;

•	the incurrence of debt and contingent liabilities or impairment charges related to goodwill and other long-lived assets;

•	difficulties in the assimilation of operations, personnel, technologies, products and information systems of the acquired companies;

•	regulatory and tax risks relating to the new or acquired business;

•	the risks of entering geographic and business markets in which we have no or limited prior experience;

•	the risk that the acquired business will not perform as expected; and

•	material decreases in short-term or long-term liquidity.

THE ANTICIPATED BENEFITS OF THE SALE OF OUR SENDTEC BUSINESS MAY NOT BE REALIZED.

The net cash proceeds received from the sale of our SendTec business are expected to provide sufficient liquidity to enable the Company to operate on a going concern basis through at least the end of 2006 and to complete the development of and begin the implementation of a new strategic business plan. SendTec represented the Company’s only profitable business, with our VoIP telephony services and computer games businesses continuing to incur operating losses at the present time. Our newly acquired Internet services business, Tralliance Corporation (“Tralliance”), is in the process of evolving from the start-up phase of its operations and began collecting fees for its services in October 2005. In order to capitalize on and realize the benefits of selling its SendTec business, the Company must either sell or otherwise dispose of unprofitable businesses, make changes which transform unprofitable businesses into profitable ones, and/or acquire or internally develop new profitable businesses, including Tralliance. There can be no assurance that the Company will be successful in taking any of the above actions which would enable it to achieve satisfactory investment returns in future periods and realize the benefits of selling its SendTec business.

OUR NET OPERATING LOSS CARRYFORWARDS MAY BE LIMITED.

As of December 31, 2005, we had net operating loss carryforwards potentially available for U.S. tax purposes of approximately $147.2 million. These carryforwards expire through 2025. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Due to various significant changes in our ownership interests, as defined in the Internal Revenue Code of 1986, as amended, commencing in August 1997 through our most recent issuance of convertible notes in July 2005, and assuming conversion of such notes, we may have substantially limited or eliminated the availability of our net operating loss carryforwards. Our 2005 total consolidated tax provision reflects the usage of all current year net operating losses and a portion of prior years net operating loss carryforwards to offset 2005 taxable income related to the gain on the sale of our SendTec business. There can be no assurance that we will be able to utilize any net operating loss carryforwards in the future beyond the net operating losses recognized in calculating our 2005 tax provision.

WE DEPEND ON THE CONTINUED GROWTH IN THE USE AND COMMERCIAL VIABILITY OF THE INTERNET.

Our VoIP telephony services business, Internet services business and computer games businesses are substantially dependent upon the continued growth in the general use of the Internet. Internet and electronic commerce growth may be inhibited for a number of reasons, including:

•	inadequate network infrastructure;

•	security and authentication concerns;

•	inadequate quality and availability of cost-effective, high-speed service;

•	general economic and business downturns; and

•	catastrophic events, including war and terrorism.

As web usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth or its performance and reliability may decline. Websites have experienced interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays frequently occur in the future, web usage, as well as usage of our services, could grow more slowly or decline. Also, the Internet's commercial viability may be significantly hampered due to:

•	delays in the development or adoption of new operating and technical standards and performance improvements required to handle increased levels of activity;

•	increased government regulation;

•	potential governmental taxation of such services; and

•	insufficient availability of telecommunications services which could result in slower response times and adversely affect usage of the Internet.

WE MAY FACE INCREASED GOVERNMENT REGULATION, TAXATION AND LEGAL UNCERTAINTIES IN OUR INDUSTRY, BOTH DOMESTICALLY AND INTERNATIONALLY, WHICH COULD NEGATIVELY IMPACT OUR FINANCIAL CONDITION AND/OR OUR RESULTS OF OPERATIONS.

There are an increasing number of federal, state, local and foreign laws and regulations pertaining to the Internet and telecommunications. In addition, a number of federal, state, local and foreign legislative and regulatory proposals are under consideration. Laws and regulations have been and will likely continue to be adopted with respect to the Internet relating to, among other things, fees and taxation of VoIP telephony services, liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, public safety issues like enhanced 911 emergency service ("E911"), the Communications Assistance for Law Enforcement Act of 1994, the provision of online payment services, broadband residential Internet access, and the characteristics and quality of products and services.

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

We pursue the registration of our trademarks in the United States and, in some cases, internationally. We have been awarded and are also seeking additional patent protection for certain VoIP assets which we acquired or which we have developed. However, effective intellectual property protection may not be available in every country in which our services are distributed or made available through the Internet. Policing unauthorized use of our proprietary information is difficult. Legal standards relating to the validity, enforceability and scope of protection of proprietary rights in Internet related businesses are also uncertain and still evolving. We cannot assure you about the future viability or value of any of our proprietary rights.

Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. However, we may not have sufficient funds or personnel to adequately litigate or otherwise protect our rights. Furthermore, we cannot assure you that our business activities and product offerings will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us, including claims related to providing hyperlinks to websites operated by third parties or providing advertising on a keyword basis that links a specific search term entered by a user to the appearance of a particular advertisement. Moreover, from time to time, third parties have asserted and may in the future assert claims of alleged infringement by us of their intellectual property rights. Sprint recently filed one such lawsuit which remains pending against us and our tglo.com, inc. subsidiary (formerly known as voiceglo Holdings, Inc.) alleging infringement by us. Any litigation claims or counterclaims could impair our business because they could:

•	be time-consuming;

•	result in significant costs;

•	subject us to significant liability for damages;

•	result in invalidation of our proprietary rights;

•	divert management's attention;

•	cause product release delays; or

•	require us to redesign our products or require us to enter into royalty or licensing agreements that may not be available on terms acceptable to us, or at all.

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

OUR QUARTERLY OPERATING RESULTS FLUCTUATE.

Due to our significant change in operations, including the entry into new lines of business and disposition of other lines of business, our historical quarterly operating results are not necessarily reflective of future results. The factors that will cause our quarterly operating results to fluctuate in the future include:

•	acquisitions of new businesses or sales of our businesses or assets;

•	changes in the number of sales or technical employees;

•	the level of traffic on our websites;

•	the overall demand for Internet telephony services, print and Internet advertising and electronic commerce;

•	the addition or loss of VoIP customers, advertisers of our computer games businesses, subscribers to our magazine, and electronic commerce partners on our websites;

•	overall usage and acceptance of the Internet;

•	seasonal trends in advertising and electronic commerce sales and member usage in our businesses;

•	costs relating to the implementation or cessation of marketing plans for our various lines of business;

•	other costs relating to the maintenance of our operations;

•	the restructuring of our business;

•	failure to generate significant revenues and profit margins from new products and services; and

•	competition from others providing services similar to ours.

OUR LIMITED OPERATING HISTORY MAKES FINANCIAL FORECASTING DIFFICULT. OUR INEXPERIENCE IN THE VOIP TELEPHONY BUSINESS AND INTERNET SERVICES BUSINESS WILL MAKE FINANCIAL FORECASTING EVEN MORE DIFFICULT.

We have a limited operating history for you to use in evaluating our prospects and us, particularly as it pertains to our VoIP and domain name registry businesses. Our prospects should be considered in light of the risks encountered by companies operating in new and rapidly evolving markets like ours. We may not successfully address these risks. For example, we may not be able to:

•	maintain or increase levels of user traffic on our e-commerce websites;

•	attract customers to our VoIP telephony service;

•	generate and maintain adequate levels of “.travel” domain name registrations;

•	adequately forecast anticipated customer purchase and usage of our retail VoIP products;

•	maintain or increase advertising revenue for our magazine;

•	adapt to meet changes in our markets and competitive developments; and

•	identify, attract, retain and motivate qualified personnel.

OUR MANAGEMENT TEAM IS INEXPERIENCED IN THE MANAGEMENT OF A LARGE OPERATING COMPANY.

Only our Chairman has had experience managing a large operating company. Accordingly, we cannot assure you that:

•	our key employees will be able to work together effectively as a team;

•	we will be able to retain the remaining members of our management team;

•	we will be able to hire, train and manage our employee base;

•	our systems, procedures or controls will be adequate to support our operations; and

•	our management will be able to achieve the rapid execution necessary to fully exploit the market opportunity for our products and services.

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

WE RELY ON THIRD PARTY OUTSOURCED HOSTING FACILITIES OVER WHICH WE HAVE LIMITED CONTROL.

Our principal servers are located in areas throughout the eastern region of the United States primarily at third party outsourced hosting facilities. Our operations depend on the ability to protect our systems against damage from unexpected events, including fire, power loss, water damage, telecommunications failures and vandalism. Any disruption in our Internet access could have a material adverse effect on us. In addition, computer viruses, electronic break-ins or other similar disruptive problems could also materially adversely affect our businesses. Our reputation, theglobe.com brand and the brands of our individual businesses could be materially and adversely affected by any problems experienced by our websites, databases or our supporting information technology networks. We may not have insurance to adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. We do not presently have any secondary off-site systems or a formal disaster recovery plan.

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

WE ARE A PARTY TO LITIGATION MATTERS THAT MAY SUBJECT US TO SIGNIFICANT LIABILITY AND BE TIME CONSUMING AND EXPENSIVE.

We are currently a party to litigation. At this time we cannot reasonably estimate the range of any loss or damages resulting from any of the pending lawsuits due to uncertainty regarding the ultimate outcome. The defense of any litigation may be expensive and divert management's attention from day-to-day operations. An adverse outcome in any litigation could materially and adversely affect our results of operations and financial position and may utilize a significant portion of our cash resources.

WE MAY NOT BE ABLE TO IMPLEMENT SECTION 404 OF THE SARBANES-OXLEY ACT ON A TIMELY BASIS.

The Securities and Exchange Commission (the “SEC”), as directed by Section 404 of The Sarbanes-Oxley Act, adopted rules generally requiring each public company to include a report of management on the company's internal controls over financial reporting in its annual report on Form 10-K that contains an assessment by management of the effectiveness of the company's internal controls over financial reporting. In addition, the company's independent registered public accounting firm must attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-K for the fiscal year ending December 31, 2007.

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

We expect that we will need to hire and/or engage additional personnel and incur incremental costs in order to complete the work required by Section 404. There can be no assurance that we will be able to complete our Section 404 plan on a timely basis. The Company's liquidity position in 2006 and 2007 may also impact our ability to adequately fund our Section 404 efforts.

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

We have entered into a number of agreements (generally for initial terms of one year, with the terms of several agreements extending beyond one year) for leased communications transmission capacity and data center facilities with various carriers and other third parties. The minimum amounts payable under these agreements and the underlying current capacity of our VoIP network greatly exceeds our current estimates of customer demand and usage for the foreseeable future. We are currently seeking to reduce the amounts payable under these network-related agreements. There can be no assurance that we will be able to adequately reduce our network-related contractual commitments and achieve the desired level of network-related cost savings. If we are not successful in significantly reducing such commitments, our liquidity and financial condition could be materially and adversely impacted.

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

VoIP is an emerging market that is characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products, and continuing and rapid technological advances. To enter and compete successfully in this emerging market, we must continually design, develop and sell new and enhanced VoIP products and services that provide increasingly higher levels of performance and reliability at lower costs. These new and enhanced products must take advantage of technological advancements and changes, and respond to new customer requirements. Our success in designing, developing and selling such products and services will depend on a variety of factors, including:

•	access to sufficient capital to complete our development efforts;

•	the identification of market demand for new products;

•	the determination of appropriate product inventory levels;

•	product and feature selection;

•	timely implementation of product design and development;

•	product performance;

•	cost-effectiveness of products under development;

•	securing effective sources of equipment supply; and

•	success of promotional efforts and our efforts to create brand recognition.

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

OUR ABILITY AND PLANS TO PROVIDE TELECOMMUNICATIONS SERVICES AT ATTRACTIVE RATES ARISE IN LARGE PART FROM THE FACT THAT VOIP SERVICES ARE NOT CURRENTLY SUBJECT TO THE SAME REGULATION OR TAXATION AS TRADITIONAL TELEPHONY.

In the United States, the Federal Communications Commission (the "FCC") has so far declined to make a general conclusion that all forms of VoIP services constitute telecommunications services (rather than information services). Because their services are not currently regulated to the same extent as telecommunications services, some VoIP providers, such as the Company, can currently avoid paying certain charges and incurring certain costs and expenses that traditional telephone companies must pay and incur. Many traditional telephone operators are lobbying the FCC and the states to regulate VoIP on the same or similar basis as traditional telephone services. The FCC and several states are examining this issue.

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

In addition to regulation by the FCC, we currently face potential regulation by state governments and their respective agencies. Although VoIP services are presently largely unregulated by the state governments, such state governments and their regulatory authorities may assert jurisdiction over the provision of intrastate IP communications services where they believe that their telecommunications regulations are broad enough to cover regulation of IP services. A number of state regulators have recently taken the position that VoIP providers are telecommunications providers and must register as such within their states. VoIP operators have resisted such registration on the position that VoIP is not, and should not be, subject to such regulations because VoIP is an information service, not a telecommunications service and because VoIP is interstate in nature, not intrastate. Various state regulatory authorities have initiated proceedings to examine the regulatory status of Internet telephony services and, in several cases, rulings have been obtained to the effect that the use of the Internet to provide certain interstate services does not exempt an entity from paying intrastate access charges in the jurisdictions in question. The FCC has stated in at least one case that multiple state regulatory regimes could violate the Commerce Clause because of the unavoidable effect that regulation on an intrastate component would have on interstate use of the service. However, we cannot predict the ultimate impact of this ruling or whether the facts of that case are so unique as to be inapplicable to our VoIP operations. As state governments, courts, and regulatory authorities continue to examine the regulatory status of Internet telephony services, they could render decisions or adopt regulations affecting providers of VoIP or requiring such providers to pay intrastate access charges or to make contributions to universal service funding. Should the FCC determine to regulate IP services, states may decide to follow the FCC's lead and impose additional obligations as well.

If providers of VoIP services, such as the Company, become subject to additional regulation by the FCC or any state regulatory agencies, the cost of complying with such additional regulation would likely increase the costs of providing such services. In addition, the FCC or any such state agencies may impose new surcharges, taxes, fees and/or other charges upon providers or users of VoIP services. Such charges could include, among others, access charges payable to local exchange carriers to carry and terminate traffic, contributions to the Universal Service Fund or other charges. Such new charges would likely increase our cost of VoIP operations and, to the extent that any or all of them are passed along to our VoIP customers, they could adversely affect our revenues from our VoIP services. Accordingly, more aggressive state and/or federal regulation of Internet telephony providers and VoIP services may adversely affect our VoIP business operations, and ultimately our financial condition, operating results and future prospects.

RECENT REGULATORY ENACTMENTS BY THE FCC REQUIRE US TO PROVIDE ENHANCED EMERGENCY 911 DIALING CAPABILITIES TO OUR SUBSCRIBERS AS PART OF OUR INTERCONNECTED VOIP SERVICES AND TO COMPLY WITH THE REQUIREMENTS OF THE COMMUNICATIONS ASSISTANCE FOR LAW ENFORCEMENT ACT OF 1994. THESE REQUIREMENTS WILL RESULT IN INCREASED COSTS AND RISKS ASSOCIATED WITH OUR DELIVERY OF OUR INTERCONNECTED VOIP SERVICES, INCLUDING A POSSIBLE REQUIRED DISCONTINUATION OF SUCH SERVICES WITH RESPECT TO A POTENTIALLY MATERIAL PORTION OF OUR INTERCONNECTED VOIP SUBSCRIBERS.

On June 3, 2005, the FCC released the "IP-Enabled Services and E911 Requirements for IP-Enabled Service Providers, First Report and Order and Notice of Proposed Rulemaking" (the "E911 Order"). The E911 Order requires, among other things, that providers of "Interconnected VoIP Service" ("Interconnected VoIP Providers") supply enhanced emergency 911 dialing capabilities ("E911") to their subscribers no later than 120 days from the effective date of the E911 Order. The effective date of the E911 Order is July 29, 2005. Additionally, the E911 Order requires each Interconnected VoIP Provider to file with the FCC a compliance letter on or before November 28, 2005 detailing its compliance with the above E911 requirements. For purposes of the E911 Order, "Interconnected VoIP Service" is defined as a VoIP service that: (1) enables real-time, two-way voice communications; (2) requires a broadband connection from the user’s location; (3) requires Internet protocol-compatible customer premises equipment; and (4) permits users generally to receive calls that originate on the public switched telephone network and to terminate calls to the public switched telephone network.

As part of the E911 capabilities required to be provided pursuant to the E911 Order, Interconnected VoIP Providers are required to mimic the E911 emergency calling capabilities offered by traditional landline phone companies. Specifically, all Interconnected VoIP Providers must deliver 911 calls to the appropriate local public safety answering point ("PSAP"), along with call back number and location information with respect to the user making the 911 call. Such E911 capabilities must be included in the basic service offering of the Interconnected VoIP Providers; it cannot be an optional or extra feature. The PSAP delivery obligation, including call back number and location information, must be provided regardless of whether the service is "fixed," such as where the service is being provided to a fixed location via wireline technology, or "nomadic," such as where the service is being provided to a mobile location via wireless technology. In some cases, the requirement to provide location information to the appropriate PSAP relies on the user to self-report his or her location. The E911 Order, however, provides that the FCC intends, through a future order, to adopt an advanced E911 solution for interconnected VoIP services that must include a method for determining a user’s location without assistance from the user as well as firm implementation deadlines for that solution.

Additionally, the E911 Order required that, by July 29, 2005 (the effective date of the E911 Order), each Interconnected VoIP Provider must have: (1) specifically advised every new and existing subscriber, prominently and in plain language, of the circumstances under which the E911 capabilities service may not be available through its VoIP services or may in some way be limited by comparison to traditional landline E911 services; (2) obtained and kept a record of affirmative acknowledgement from all subscribers, both new and existing, of having received and understood the advisory described in the preceding item (1); and (3) distributed to its existing subscribers warning stickers or other appropriate labels warning subscribers if E911 service may be limited or not available and instructing the subscriber to place them on or near the equipment used in conjunction with the provider's VoIP services. We complied with the requirements set forth in the preceding items (1) and (3). However, despite engaging in significant efforts, as of August 10, 2005, we had received the affirmative acknowledgements required by the preceding item (2) from less than 15% of our Interconnected VoIP Service subscribers.

On July 26, 2005, noting the efforts made by Interconnected VoIP Providers to comply with the E911 Order's affirmative acknowledgement requirement, the Enforcement Bureau of the FCC (the "EB") released a Public Notice communicating that, until August 30, 2005, it would not initiate enforcement action against any Interconnected VoIP Provider with respect to such affirmative acknowledgement requirement on the condition that the provider file a detailed report with the FCC by August 10, 2005. The Public Notice provided that the report must set forth certain specific information relating to the provider's efforts to comply with the requirements of the E911 Order. Furthermore, the EB stated its expectation that that if an Interconnected VoIP Provider had not received such affirmative acknowledgements from 100% of its existing subscribers by August 29, 2005, then the Interconnected VoIP Provider would disconnect, no later than August 30, 2005, all subscribers from whom it has not received such acknowledgements.

On August 26, 2005, the EB released another Public Notice communicating that it would not, until September 28, 2005, initiate enforcement action regarding the affirmative acknowledgement requirement against any provider that: (1) previously filed the compliance report required by the July 26 Public Notice on or before August 10, 2005; and (2) filed two separate updated reports with the FCC by September 1, 2005 and September 22, 2005 containing certain additional required information relating to such provider's compliance efforts with respect to the E911 Order's requirements. The EB further stated in the second Public Notice its expectation that, during the additional period of time afforded by the extension, all Interconnected VoIP Providers that qualified for such extension would continue to use all means available to them to obtain affirmative acknowledgements from all of their subscribers.

On September 27, 2005, the EB released a third Public Notice communicating that it would not seek enforcement action regarding the affirmative acknowledgement requirement against any provider that had received acknowledgements from at least 90% of their applicable VoIP subscribers. Furthermore, the EB communicated in the third Public Notice that, with respect to any providers that had not received acknowledgements from at least 90% of their applicable VoIP subscribers, the EB would not initiate enforcement action regarding the affirmative acknowledgement requirement until October 31, 2005, provided that such providers filed a status report regarding their respective compliance efforts by October 25, 2005.

Although we have engaged in efforts to comply with all of the requirements of the E911 Order, as of November 28, 2005 and as of December 31, 2005, we were not able to provide the E911 capabilities required by the E911 Order our Interconnected VoIP Service subscribers. Moreover, we did not file the compliance letter with respect to our compliance efforts on November 28, 2005 as required by the E911 Order. The Company did comply with the reporting requirements of the EB's Public Notices issued on July 26, 2005, August 26, 2005 and September 27, 2005. Accordingly, the Company qualified for the September 28, 2005 and October 31, 2005 extensions with respect to the E911 Order's requirement to obtain the required acknowledgements from our Interconnected VoIP Service subscribers. However, the FCC issued no additional extensions to the October 31, 2005 deadline for this requirement. As of October 31, 2005 and as of December 31, 2005, we had received the required affirmative acknowledgements from less than 15% of our Interconnected VoIP Service subscribers.

While we continue to be engaged in efforts to provide the E911 capabilities required by the E911 Order to as many of our Interconnected VoIP Service subscribers as possible and to obtain the required acknowledgements from those of our subscribers to whom we are not delivering such capabilities, we are currently not in compliance with the E911 Order. Moreover, we can provide no assurances as to whether the percentage of our Interconnected VoIP Service subscribers with respect to which we have complied with all of the E911 Order's requirements will increase significantly or at all. Accordingly, although the EB has not, as of March 28, 2006, initiated an enforcement action against the Company with respect to such non-compliance, the EB may decide to do so at any time.

We are currently evaluating whether to suspend delivery of our Interconnected VoIP Service to those of our subscribers with respect to which we have not complied with the requirements of the E911 Order. If we decide to suspend delivery of our Interconnected VoIP Service to such subscribers for an extended period of time due to our non-compliance with the E911 Order, or if we are required to do so by the EB, our future revenues from our VoIP operations may be negatively impacted. For the twelve months ended December 31, 2005, our aggregate net revenues for VoIP services, including, without limitation, revenue for Interconnected VoIP Services, totaled approximately $249,000, or 10%, of the Company's aggregate net revenue from continuing operations. Even assuming our full compliance with the E911 Order, such compliance and our efforts to achieve such compliance, will increase our cost of doing business in the VoIP arena and may adversely affect our ability to deliver our Interconnected VoIP Service to new and existing customers in all geographic regions.

In addition to the E911 Order, on September 23, 2005, the FCC released a First Report and Order and Notice of Proposed Rulemaking (the "CALEA Order") in which it concluded that providers of "Interconnected VoIP Service" constitute telecommunications carriers for purposes of the Communications Assistance for Law Enforcement Act of 1994 ("CALEA") even when those providers are not telecommunications carriers under the Communications Act of 1934. CALEA requires telecommunications carriers to assist law enforcement officials in executing electronic surveillance pursuant to court order or other lawful authorization and requires carriers to design or modify their systems to ensure that lawfully-authorized electronic surveillance can be performed. For purposes of the CALEA Order, the term "Interconnected VoIP Service" is defined in the same way as it is defined in the E911 Order. Accordingly, Interconnected VoIP Providers, such as the Company, are now required to comply with all of the requirements of CALEA no later than 18 months from the effective date of the CALEA Order. The FCC notes in the CALEA Order that it will release another order that will address separate questions regarding the assistance capabilities required of the Interconnected VoIP Providers. The CALEA Order provides that such subsequent order will address, among other matters, issues such as compliance extensions and exemptions, cost recovery, identification of future services and entities subject to CALEA, and enforcement. The Company is currently evaluating how and to what extent it will need to modify its technology infrastructure and systems in order to timely comply with the requirements of the CALEA Order. However, any such compliance efforts are likely to increase our costs of providing our Interconnected VoIP Services and adversely affect our results of operations from such services.

In light of the increasing regulatory burdens attendant to operating in the VoIP arena, we are currently evaluating the migration of most, if not all, of our Interconnected VoIP Service subscribers to our outbound only calling product. As this service allows outbound dialing only, it does not constitute an "Interconnected VoIP Service" as defined in the E911 Order or in the CALEA Order. Accordingly, it is not subject to either of such order's respective requirements. However, even assuming that we can timely and effectively realize this migration, we cannot predict whether in the future the FCC or any state or other regulatory agencies will expand their regulations, or implement new ones, so as to include VoIP services other than Interconnected VoIP Services within the scope of such regulations.

OUR ABILITY TO OFFER VOIP SERVICES OUTSIDE THE U.S. IS ALSO SUBJECT TO THE LOCAL REGULATORY ENVIRONMENT, WHICH MAY BE COMPLICATED AND OFTEN UNCERTAIN.

Although the use of private IP networks to provide voice services over the Internet is currently permitted by United States federal law and largely unregulated within the United States, several foreign governments have adopted laws and/or regulations that could restrict or prohibit the provision of voice communications services over the Internet or private IP networks. The regulatory treatment of IP communications outside the United States varies significantly from country to country. Some countries currently impose little or no regulation on Internet telephony services, as in the United States. Other countries, including those in which the governments prohibit or limit competition for traditional voice telephony services, generally do not permit Internet telephony services or strictly limit the terms under which those services may be provided. Still other countries regulate Internet telephony services like traditional voice telephony services, requiring Internet telephony companies to make various telecommunications service contributions and pay other taxes.

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

NEW LAWS AND REGULATIONS AFFECTING THE INTERNET GENERALLY MAY INCREASE OUR COSTS OF COMPLIANCE AND DOING BUSINESS, DECREASE THE GROWTH IN INTERNET USE, DECREASE THE DEMAND FOR OUR SERVICES OR OTHERWISE HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

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

During the past several years, a number of companies have introduced services that make Internet telephony or voice services over the Internet available to businesses and consumers. All major telecommunications companies, including entities like AT&T, Verizon and Sprint, either presently or potentially compete or can compete directly with us. Other Internet telephony service providers, such as Skype, Net2Phone, Vonage, Go2Call and deltathree, also focus on a retail customer base and compete with us. These companies may offer the kinds of voice services we currently offer or intend to offer in the future. In addition, companies currently in related markets have begun to provide voice over the Internet services or adapt their products to enable voice over the Internet services. These related companies may potentially migrate into the Internet telephony market as direct competitors. A number of cable operators have also begun to offer VoIP telephony services via cable modems which provide access to the Internet. These companies, which tend to be large entities with substantial resources, generally have large budgets available for research and development, and therefore may further enhance the quality and acceptance of the transmission of voice over the Internet. AOL, Google and Yahoo! also now offer new services that have features similar to some of our products and services. We also compete with cellular telephony providers.

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

IF WE DO NOT DEVELOP AND MAINTAIN SUCCESSFUL PARTNERSHIPS FOR VOIP PRODUCTS, WE MAY NOT BE ABLE TO SUCCESSFULLY MARKET ANY OF OUR VOIP PRODUCTS.

Our success in the VoIP market is partly dependent on our ability to forge marketing, engineering and carrier partnerships. VoIP communication systems are extremely complex and no single company possesses all the technology components needed to build a complete end-to-end solution. We will likely need to enter into partnerships to augment our development programs and to assist us in marketing complete solutions to our targeted customers. We may not be able to develop such partnerships in the course of our operations and product development. Even if we do establish the necessary partnerships, we may not be able to adequately capitalize on these partnerships to aid in the success of our business.

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

Our subsidiary, Chips & Bits depends on major releases in the Personal Computer (“PC”) market for the majority of sales and profits. Advances in technology and the game industry’s increased focus on console and online game platforms, such as Xbox, PlayStation and GameCube, has dramatically reduced the number of major PC releases, which resulted in significant declines in revenues and gross margins for Chips & Bits. Because of the large installed base of personal computers, revenue and gross margin percentages may fluctuate with changes in the PC game market. However, we are unable to predict when, if ever, there will be a turnaround in the PC game market, or if we will be successful in adequately increasing our future sales of non-PC games.

WE HAVE HISTORICALLY RELIED SUBSTANTIALLY ON ADVERTISING REVENUES, WHICH COULD DECLINE IN THE FUTURE.

We historically derived a substantial portion of our revenues from the sale of advertisements, primarily in our Computer Games Magazine. Our games business model and our ability to generate sufficient future levels of print and online advertising revenues are highly dependent on the print circulation of our magazine, as well as the amount of traffic on our websites and our ability to properly monetize website traffic. Print and online advertising market volumes have declined in the past and may decline in the future, which could have a material adverse effect on us. Many advertisers have been experiencing financial difficulties which could further negatively impact our revenues and our ability to collect our receivables. For these reasons, we cannot assure you that our current advertisers will continue to purchase advertisements from us or that we will be successful in selling advertising to new advertisers.

WE MAY NOT BE ABLE TO SUCCESSFULLY COMPETE IN THE ELECTRONIC COMMERCE MARKETPLACE.

The games marketplace has become increasingly competitive due to acquisitions, strategic partnerships and the continued consolidation of a previously fragmented industry. In addition, an increasing number of major retailers have increased the selection of video games offered by both their traditional “bricks and mortar” locations and their online commerce sites, resulting in increased competition. Our Chips & Bits subsidiary may not be able to compete successfully in this highly competitive marketplace.

We also face many uncertainties, which may affect our ability to generate electronic commerce revenues and profits, including:

•	our ability to obtain new customers at a reasonable cost, retain existing customers and encourage repeat purchases;

•	the likelihood that both online and retail purchasing trends may rapidly change;

•	the level of product returns;

•	merchandise shipping costs and delivery times;

•	our ability to manage inventory levels;

•	our ability to secure and maintain relationships with vendors; and

•	the possibility that our vendors may sell their products through other sites.

Additionally, if use of the Internet for electronic commerce does not continue to grow, our business and financial condition would be materially and adversely affected.

INTENSE COMPETITION FOR ELECTRONIC COMMERCE REVENUES HAS RESULTED IN DOWNWARD PRESSURE ON GROSS MARGINS.

Due to the ability of consumers to easily compare prices of similar products or services on competing websites and consumers’ potential preference for competing website’s user interface, gross margins for electronic commerce transactions, which are narrower than for advertising businesses, may further narrow in the future and, accordingly, our revenues and profits from electronic commerce arrangements may be materially and adversely affected.

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

RISKS RELATING TO OUR INTERNET SERVICES BUSINESS

OUR CONTRACT TO SERVE AS THE REGISTRY FOR THE “.TRAVEL” TOP-LEVEL DOMAIN MAY BE TERMINATED EARLY, WHICH WOULD LIKELY DO IRREPARABLE HARM TO OUR NEWLY DEVELOPING INTERNET SERVICES BUSINESS.

Our contract with the Internet Corporation for Assigned Names and Numbers (“ICANN”) to serve as the registry for the “.travel” top-level Internet domain is for an initial term of ten years. Additionally, we have agreed to engage in good faith negotiations at regular intervals throughout the term of our contract (at least once every three years) regarding possible changes to the provisions of the contract, including changes in the fees and payments that we are required to make to ICANN. In the event that we materially and fundamentally breach the contract and fail to cure such breach within thirty days of notice, ICANN has the right to immediately terminate our contract.

Should our “.travel” registry contract be terminated early by ICANN, we would likely permanently shutdown our Internet services business. Further, we could be held liable to pay additional fees or financial damages to ICANN or certain of our related subcontractors and, in certain limited circumstances, to pay punitive, exemplary or other damages to ICANN. Any such developments could have a material adverse effect on our financial condition and results of operations.

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

REGULATORY AND STATUTORY CHANGES COULD HARM OUR INTERNET SERVICES BUSINESS.

We cannot predict with any certainty the effect that new governmental or regulatory policies, including changes in consumer privacy policies or industry reaction to those policies, will have on our domain name registry business. Additionally, ICANN’s limited resources may seriously affect its ability to carry out its mandate or could force ICANN to impose additional fees on registries. Changes in governmental or regulatory statutes or policies could cause decreases in future revenue and increases in future costs which could have a material adverse effect on the development of our domain name registry business.

RISKS RELATING TO OUR COMMON STOCK

THE VOLUME OF SHARES AVAILABLE FOR FUTURE SALE IN THE OPEN MARKET COULD DRIVE DOWN THE PRICE OF OUR STOCK OR KEEP OUR STOCK PRICE FROM IMPROVING, EVEN IF OUR FINANCIAL PERFORMANCE IMPROVES.

As of March 21, 2006, we had issued and outstanding approximately 174.7 million shares, of which approximately 70.1 million shares were freely tradable over the public markets. There is limited trading volume in our shares and we are now traded only in the over-the-counter market. Most of our outstanding restricted shares of Common Stock were issued more than one year ago and are therefore eligible to be resold over the public markets pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended.

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

In addition, as of December 31, 2005, there were outstanding options to purchase approximately 15.4 million shares of our Common Stock, which become eligible for sale in the public market from time to time depending on vesting and the expiration of lock-up agreements. The shares issuable upon exercise of these options are registered under the Securities Act and consequently, subject to certain volume restrictions as to shares issuable to executive officers, will be freely tradable.

Also as of March 21, 2006, we had issued and outstanding warrants to acquire approximately 7.3 million shares of our Common Stock. In addition, the Company holds in escrow warrants to acquire up to 1.5 shares of Common Stock, subject to release over approximately the next year (some of which may accelerate under certain events) upon the attainment of certain performance objectives. Many of the outstanding instruments representing the warrants contain anti-dilution provisions pursuant to which the exercise prices and number of shares issuable upon exercise may be adjusted.

OUR CHAIRMAN MAY CONTROL US.

Michael S. Egan, our Chairman and Chief Executive Officer, beneficially owns or controls, directly or indirectly, approximately 140.7 million shares of our Common Stock as of March 21, 2006, which in the aggregate represents approximately 57% of the outstanding shares of our Common Stock (treating as outstanding for this purpose the shares of Common Stock issuable upon exercise and/or conversion of the options, Convertible Notes and warrants owned by Mr. Egan or his affiliates). Accordingly, Mr. Egan will be able to exercise significant influence over, if not control, any stockholder vote.

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

OUR COMMON STOCK MAY BECOME SUBJECT TO CERTAIN "PENNY STOCK" RULES WHICH MAY MAKE IT A LESS ATTRACTIVE INVESTMENT.

Since the trading price of our Common Stock is less than $5.00 per share, trading in our Common Stock would be subject to the requirements of Rule 15g-9 of the Exchange Act if our net tangible assets were to fall below $2.0 million. Under Rule 15g-9, brokers who recommend penny stocks to persons who are not established customers and accredited investors, as defined in the Exchange Act, must satisfy special sales practice requirements, including requirements that they make an individualized written suitability determination for the purchaser; and receive the purchaser's written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosures in connection with any trades involving a penny stock, including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated with that market. Such requirements may severely limit the market liquidity of our Common Stock and the ability of purchasers of our equity securities to sell their securities in the secondary market. For all of these reasons, an investment in our equity securities may not be attractive to our potential investors.

ANTI-TAKEOVER PROVISIONS AFFECTING US COULD PREVENT OR DELAY A CHANGE OF CONTROL.

Provisions of our charter, by-laws and stockholder rights plan and provisions of applicable Delaware law may:

•	have the effect of delaying, deferring or preventing a change in control of our Company;

•	discourage bids of our Common Stock at a premium over the market price; or

•	adversely affect the market price of, and the voting and other rights of the holders of, our Common Stock.

Certain Delaware laws could have the effect of delaying, deterring or preventing a change in control of our Company. One of these laws prohibits us from engaging in a business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder, unless various conditions are met. In addition, provisions of our charter and by-laws, and the significant amount of Common Stock held by our current executive officers, directors and affiliates, could together have the effect of discouraging potential takeover attempts or making it more difficult for stockholders to change management. In addition, the employment contracts of our Chairman and CEO, President and Vice President of Finance provide for substantial lump sum payments ranging from 2 (for the Vice President) to 10 times (for each of the Chairman and President) of their respective average combined salaries and bonuses (together with the continuation of various benefits for extended periods) in the event of their termination without cause or a termination by the executive for “good reason,” which is conclusively presumed in the event of a “change-in-control” (as such terms are defined in such agreements).

OUR STOCK PRICE IS VOLATILE AND MAY DECLINE.

The trading price of our Common Stock has been volatile and may continue to be volatile in response to various factors, including:

•	the performance and public acceptance of our new product lines;

•	quarterly variations in our operating results;

•	competitive announcements;

•	sales of any of our businesses, including the recent sale of our SendTec business;

•	the operating and stock price performance of other companies that investors may deem comparable to us;

•	news relating to trends in our markets; and

•	disposition or entry into new lines of business and acquisitions of businesses, including our Tralliance acquisition.

The market price of our Common Stock could also decline as a result of unforeseen factors. The stock market has experienced significant price and volume fluctuations, and the market prices of technology companies, particularly Internet related companies, have been highly volatile. Our stock is also more volatile due to the limited trading volume and the high number of shares eligible for trading in the market.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Fort Lauderdale, Florida, where we lease approximately 26,000 square feet of office space. 15,000 square feet of this space is sublet from a company which is controlled by our Chairman and the remaining 11,000 square feet is sublet from an unaffiliated company. We lease approximately 5,000 square feet of office space in Vermont in connection with the operations of our computer games division and also lease approximately 5,000 square feet of warehouse space in Pompano Beach, Florida. Additionally, we currently utilize colocation space in secure telecommunications data centers located in several states which is used to house certain Internet routing and computer equipment. Our subsidiary, Tralliance Corporation, subleases approximately 1,100 square feet of office space in New York City on a month-to-month basis from an entity controlled by its President and Chief Executive Officer.

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

On December 16, 2004, the Company, together with its wholly-owned subsidiary, tglo.com, inc. (formerly known as voiceglo Holdings, Inc.), were named as defendants in NeoPets, Inc. v. voiceglo Holdings, Inc. and theglobe.com, inc., a lawsuit filed in Los Angeles Superior Court. The Company and its subsidiary were parties to an agreement dated May 6, 2004, with NeoPets, Inc. ("NeoPets"), whereby NeoPets agreed to host a voiceglo advertising feature on its website for the purpose of generating registered activations of the voiceglo product featured. Consideration to NeoPets was to include specified commissions, including cash payments based on registered activations, as defined, as well as the issuance of Common Stock of theglobe and additional cash payments, upon the attainment of certain performance criteria. NeoPets' complaint asserted claims for breach of contract and specific performance and sought payment of approximately $2.5 million in cash, plus interest, as well as the issuance of 1,000,000 shares of theglobe’s Common Stock. On February 22, 2005, the Company and its subsidiary answered the complaint and asserted cross-claims against NeoPets for fraud and deceit, rescission, breach of contract, breach of the implied covenant of good faith and fair dealing and set-off. NeoPets answered the cross-claims on March 24, 2005.

During 2004, the Company recorded amounts due for commissions pursuant to the terms of the agreement totaling approximately $246,000. On August 5, 2005, the Company, together with its subsidiary, and NeoPets (collectively "the Parties") agreed to amicably resolve their dispute and entered into a settlement agreement (the "Settlement Agreement"). Under the terms of the Settlement Agreement, the Parties agreed to dismiss the lawsuit, release each other from all claims and to terminate their May 6, 2004 website advertising agreement in consideration for the Company’s subsidiary making cash payments totaling $200,000 to NeoPets within thirty days of the date of the Settlement Agreement.

On October 4, 2005, Sprint Communications Company, L.P. (“Sprint”) filed a Complaint in the United States District Court for the District of Kansas against theglobe, theglobe’s subsidiary, tglo.com (formerly known as voiceglo Holdings, Inc. or “voiceglo”), and Vonage Holdings Corp. (“Vonage”). On October 12, 2005, Sprint filed a First Amended Complaint naming Vonage America, Inc. (“Vonage America”) as an additional defendant. Neither theglobe nor voiceglo has any affiliation with Vonage or Vonage America. Sprint alleges that theglobe and voiceglo have made unauthorized use of “inventions” described and claimed in seven patents held by Sprint. Sprint seeks monetary and injunctive relief for this alleged infringement. On November 21, 2005, theglobe and voiceglo filed an Answer to Sprint’s First Amended Complaint, denying infringement and interposing affirmative defenses, including that each of the asserted patents is invalid. voiceglo has counterclaimed against Sprint for a declaratory judgment of non-infringement and invalidity. On January 18, 2006, the court issued a Scheduling Order calling for, among other things, discovery to be completed by December 29, 2006, and for trial to commence August 7, 2007.  It is not possible to predict the outcome of this litigation with any certainty or whether a decision adverse to theglobe or voiceglo would have a material adverse affect on our developing VoIP business and the financial condition, results of operations, and prospects of theglobe generally.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2005 Annual Meeting of Shareholders on December 28, 2005. At the Annual Meeting, Edward A. Cespedes, Michael S. Egan and Robin Segaul-Lebowitz were elected as Directors. All Directors serve for a term of one year or until their successors are duly elected and qualified.

The tabulation of the vote for the election of directors is set forth below:

	For	Withheld*
1. Edward A. Cespedes	122,024,001	1,429,842

2. Michael S. Egan	122,012,626	1,441,217

3. Robin Segaul-Lebowitz	122,037,362	1,416,481

* Includes broker non-votes and abstentions

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The shares of our Common Stock trade in the over-the-counter market on what is commonly referred to as the electronic bulletin board, under the symbol "TGLO.OB". The following table sets forth the range of high and low bid prices of our Common Stock for the periods indicated as reported by the over-the-counter market (the electronic bulletin board). The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

	2005		2004		2003
	High	Low	High	Low	High	Low
Fourth Quarter	$0.49	$0.24	$0.56	$0.36	$2.12	$1.30
Third Quarter	$0.45	$0.10	$0.65	$0.24	$1.97	$1.12
Second Quarter	$0.16	$0.08	$0.96	$0.28	$2.56	$0.13
First Quarter	$0.43	$0.12	$1.42	$0.83	$0.20	$0.06

The market price of our Common Stock is highly volatile and fluctuates in response to a wide variety of factors. (See "Risk Factors-Our Stock Price is Volatile and May Decline.")

HOLDERS OF COMMON STOCK

We had approximately 706 holders of record of Common Stock as of March 20, 2006. This does not reflect persons or entities that hold Common Stock in nominee or "street" name through various brokerage firms.

DIVIDENDS

We have not paid any cash dividends on our Common Stock since our inception and do not intend to pay dividends in the foreseeable future. Our board of directors will determine if we pay any future dividends.

 SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS AS OF DECEMBER 31, 2005

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation plans approved by security holders	9,403,745	$0.68	2,525,804

Equity Compensation plans not approved by security holders	5,969,358	$0.11	5,469,928

Total	15,373,103	$0.46	7,995,732

Equity compensation plans not approved by security holders consist of the following:

•
200,000 shares of Common Stock of theglobe.com, inc., issued to Charles Peck pursuant to the Non-Qualified Stock Option Agreement dated June 1, 2002 at an exercise price of $0.035 per share. These stock options vested immediately and have a life of ten years from date of grant.

•
1,750,000 shares of Common Stock of theglobe.com, inc., issued to Edward A. Cespedes pursuant to the Non-Qualified Stock Option Agreement dated August 12, 2002 at an exercise price of $0.02 per share. These stock options vested immediately and have a life of ten years from date of grant.

•
2,500,000 shares of Common Stock of theglobe.com, inc., issued to Michael S. Egan pursuant to the Non-Qualified Stock Option Agreement dated August 12, 2002 at an exercise price of $0.02 per share. These stock options vested immediately and have a life of ten years from date of grant.

•
500,000 shares of Common Stock of theglobe.com, inc., issued to Robin S. Lebowitz pursuant to the Non-Qualified Stock Option Agreement dated August 12, 2002 at an exercise price of $0.02 per share. These stock options vested immediately and have a life of ten years from date of grant.

•
The Company's 2003 Amended and Restated Non-Qualified Stock Option Plan (the "2003 Plan"). The purpose of the 2003 Plan is to strengthen theglobe.com, inc. by providing an incentive to certain employees and consultants (or in certain circumstances, individuals who are the principals of certain consultants) of the Company or any subsidiary of the Company, with a view toward encouraging them to devote their abilities and industry to the success of the Company's business enterprise. The 2003 Plan is administered by a Committee appointed by the Board to administer the Plan, which has the power to determine those eligible individuals to whom options shall be granted under the 2003 Plan and the number of such options to be granted and to prescribe the terms and conditions (which need not be identical) of each such option, including the exercise price per share subject to each option and vesting schedule of options granted thereunder, and make any amendment or modification to any agreement consistent with the terms of the 2003 Plan. The maximum number of shares that may be made the subject of options granted under the 2003 Plan is 1,000,000 and no option may have a term in excess of ten years. Options to acquire an aggregate of 41,000 shares of Common Stock have been issued to various independent sales agents at a weighted average exercise price of $1.54. These stock options vested immediately and have a life of ten years from date of grant. Options to acquire an aggregate of 170,000 shares of Common Stock have been issued to various employees and independent contractors at a weighted average exercise price of $1.00. These stock options vested immediately and have a life of ten years from date of grant. Options to acquire an aggregate of 110,000 shares of Common Stock have been issued to two independent contractors at a weighted average exercise price of $1.22. These stock options vested immediately and have a life of five years from date of grant.

•
The Company's 2004 Stock Incentive Plan (the "2004 Plan"). The purpose of the 2004 Plan is to enhance the profitability and value of the Company for the benefit of its stockholders by enabling the Company to offer eligible employees, consultants and non-employee directors stock-based and other incentives, thereby creating a means to raise the level of equity ownership by such individuals in order to attract, retain and reward such individuals and strengthen the mutuality of interests between such individuals and the Company's stockholders. The 2004 Plan is administered by a Committee appointed by the Board to administer the Plan, which has the power to determine those eligible individuals to whom stock options, stock appreciation rights, restricted stock awards, performance awards, or other stock-based awards shall be granted under the 2004 Plan and the number of such options, rights or awards to be granted and to prescribe the terms and conditions (which need not be identical) of each such option, right or award, including the exercise price per share subject to each option and vesting schedule of options granted thereunder, and make any amendment or modification to any agreement consistent with the terms of the 2004 Plan. The maximum number of shares that may be made the subject of options, rights or awards granted under the 2004 Plan is 7,500,000 and no option may have a term in excess of ten years. Options to acquire an aggregate of 64,500 shares of Common Stock were issued to several employees and consultants of SendTec, Inc. at an exercise price of $0.34 per share. Twenty-five percent of these options vested immediately and the balance vests in three equal annual installments. These options have a life of five years from date of grant. As part of the merger with SendTec, Inc., replacement options of 3,974,165 were issued to the former SendTec employees. Of these replacement options, 303,035 remained outstanding as of December 31, 2005 and were issued at an exercise price of $0.06 per share and 80,823 were issued at an exercise price of $0.27 per share. The terms of these replacement options were as negotiated between representatives of theglobe and the Stock Option Committee for the SendTec 2000 Amended and Restated Stock Option Plan. All of the remaining options granted to the employees and consultants of SendTec expired on January 29, 2006. In October of 2004, options to acquire 250,000 shares of Common Stock were issued to an employee at an exercise price of $0.52, of which 62,500 of these stock options vested immediately and the balance vests ratably on a quarterly basis over three years. These options have a life of ten years from date of grant.

 ISSUER PURCHASES OF EQUITY SECURITIES

Total Number of
Shares (or Units)
	Total Number of	Average Price	Purchased as Part
	Shares (or Units)	Paid per Share	of Publicly Announced
Period	Purchased	(or Unit)	Plans or Programs
October 31, 2005 (1)	28,879,097 shares	$0.40	--

(1) Repurchased pursuant to a Redemption Agreement effective as of August 23, 2005 by and among theglobe and certain former executives of SendTec, Inc., whereby concurrently with the closing of the sale of the SendTec business, theglobe agreed to purchase and redeem 28,879,097 shares of its Common Stock from such former executives for total consideration of $11,603,946.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA OF THEGLOBE.COM, INC. (1)

The selected consolidated balance sheet data as of December 31, 2005 and 2004 and the selected consolidated operating data for the years ended December 31, 2005, 2004 and 2003 have been derived from our audited consolidated financial statements included elsewhere herein. The selected consolidated balance sheet data as of December 31, 2003, 2002 and 2001 and the selected consolidated operating data for the years ended December 31, 2002 and 2001 have been derived from our audited consolidated financial statements not included herein. The nature of our business has changed significantly from 2001 to 2005. As a result, our historical results are not necessarily comparable. Additionally, our historical results are not necessarily indicative of results for any future period. You should read these selected consolidated financial data, together with the accompanying notes, in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this 10-K and our consolidated financial statements and the related notes.

	Year Ended December 31,
	2005(3)	2004	2003	2002	2001(2)
Operating Data:	(In thousands, except per share data)
Continuing Operations:
Net revenue	$2,395	$3,499	$5,284	$7,245	$12,735
Operating expenses	24,940	27,921	14,097	10,186	54,528

Loss from continuing operations	(13,348)	(24,876)	(11,034)	(2,615)	(40,620)
Discontinued operations, net of tax	1,838	603	--	--	--
Net loss	(11,510)	(24,273)	(11,034)	(2,615)	(40,620)
Net loss applicable to common
stockholders	(11,510)	(24,273)	(19,154)	(2,615)	(40,620)

Basic and diluted net loss per
common share:
Loss from continuing operations	$(0.07)	$(0.19)	$(0.49)	$(0.09)	$(1.34)
Net loss	(0.06)	(0.19)	(0.49)	(0.09)	(1.34)

Balance Sheet Data (at end of period):

Total assets	$21,411	$34,017	$7,172	$3,047	$5,973
Long-term debt (4)	--	27	1,793	88	--

(1) Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on the net losses as previously reported by the Company. Significant events affecting our historical performance in 2003 through 2005 are described in Management's Discussion and Analysis of Results of Operations and Financial Condition.

(2) Net losses in 2001 related primarily to certain previously owned Internet-related businesses which were sold or closed and include significant restructuring and impairment charges related to those businesses.

(3) 2005 consolidated financial data include transactions related to (i) the sale of the business and substantially all of the net assets of SendTec, Inc. to RelationServe Media, Inc. on October 31, 2005 (the “SendTec Asset Sale”) and the resultant gain on sale of approximately $1.7 million, and (ii) the repurchase of Common Stock and termination of stock options and warrants in accordance with certain SendTec Asset Sale ancillary agreements, including the Redemption Agreement and the Termination Agreement.

(4) Represents long-term debt and capital lease obligations, less the current portion.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern. Based upon the net cash proceeds received from the completion of the sale of the SendTec business on October 31, 2005 (as further discussed below), management believes the Company has sufficient liquidity to operate as a going concern through at least the end of 2006.

OVERVIEW

During the year ended December 31, 2005, we managed four primary lines of business. One line of business, Voice over Internet Protocol (“VoIP”) telephony services, includes tglo.com, inc. (formerly known as voiceglo Holdings, Inc.), a wholly-owned subsidiary of theglobe that offers VoIP-based phone service. The term “VoIP” refers to a category of hardware and software that enables people to use the Internet to make phone calls. The second line of business consists of our network of computer games businesses, each of which specializes in the games business by delivering games information and selling games in the United States and abroad. These businesses are: our print publication business, which currently consists of Computer Games magazine; our online website business, which consists of our CGOnline website (www.cgonline.com) and our Game Swap Zone website (www.gameswapzone.com); and our Chips & Bits, Inc. (“Chips & Bits”) games distribution company (www.chipsbits.com). Our Now Playing magazine publication and the accompanying website were sold in January 2006. We entered into a third line of business, marketing services, on September 1, 2004, with our acquisition of SendTec, Inc. (“SendTec”), a direct response marketing services and technology company. On May 9, 2005, the Company entered into a fourth line of business when it exercised its option to acquire Tralliance Corporation (“Tralliance”), a company which had recently entered into an agreement to become the registry for the “.travel” top-level Internet domain.

During the first quarter of 2005, management began actively re-evaluating the Company's primary business lines, particularly in view of the Company's then critical need for cash and the overall net losses of the Company. As a result, management began to explore a number of strategic alternatives for the Company and/or its component businesses, including continuing to operate the businesses, selling certain businesses or assets, or entering into new lines of businesses. See the "Liquidity and Capital Resources" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations for a more complete discussion.

On October 31, 2005, we completed the sale of the SendTec business and substantially all of the net assets of SendTec for approximately $39.9 million in cash. Results of operations for SendTec have been reported separately as “Discontinued Operations” in the accompanying consolidated statement of operations for all periods presented. The assets and liabilities of the SendTec marketing services business which was sold have been included in the captions, “Assets of Discontinued Operations” and “Liabilities of Discontinued Operations” in the accompanying consolidated balance sheet as of December 31, 2004.

As of December 2005, sources of our revenue from continuing operations were derived principally from the operations of our computer games related businesses. Our VoIP products and services have yet to produce any significant revenue. Tralliance did not begin generating revenue until the fourth quarter of 2005 and has also yet to produce any significant revenue.

RESULTS OF OPERATIONS

The nature of our business has significantly changed from 2003 to 2005. As a result of our decision to enter into the VoIP business, we have incurred substantial expenditures without corresponding revenue as we developed our VoIP product line and as we put into place the infrastructure for our VoIP products. In addition, we entered into two new business lines, marketing services and Internet services, as a result of our acquisitions of SendTec on September 1, 2004 and Tralliance on May 9, 2005, respectively. In addition, we sold the business and substantially all of the net assets of SendTec effective October 31, 2005, and as a result have reported SendTec’s assets, liabilities and results of operations as “Discontinued Operations” for all periods presented. The results of operations of Tralliance are included in the Company's consolidated operating results only from its date of acquisition. Consequently, and primarily as a result of these factors, the results of operations for each of the years ended December 31, 2005, 2004 and 2003 are not necessarily comparable.

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

CONTINUING OPERATIONS

NET REVENUE. Net revenue totaled $2.4 million for the year ended December 31, 2005 as compared to $3.5 million for the year ended December 31, 2004. The $1.1 million decrease in consolidated net revenue was principally the result of the $1.2 million decline in the net revenue of our computer games business segment.

NET REVENUE BY BUSINESS SEGMENT:

Years ended:	2005	2004
Computer games	$1,948,716	$3,107,637
Internet services	197,873	--
VoIP telephony services	248,789	391,154
	$2,395,378	$3,498,791

Decreases of $0.6 million in print advertisements in our magazine publications, $0.5 million in sales of games products by Chips & Bits, Inc. and $0.1 million in sales of our magazines, accounted for the decline in net revenue experienced by our computer games segment as compared to 2004.

Advertising revenue from the sale of print advertisements in our magazine publications totaled $1.4 million and $2.0 million for the years ended December 31, 2005 and 2004, respectively, or approximately 57% of each year’s consolidated net revenue. Our Computer Games magazine publication, which essentially accounted for all of the advertising revenue of the computer games division, is primarily focused on PC gaming. Over the last several years, the market for PC games has deteriorated, while the console games market has experienced growth. This shift in the gaming market has negatively impacted our print advertising sales and the circulation of our Computer Games magazine. Net revenue attributable to the sale of our magazine publications totaled $0.3 million in 2005 compared to $0.4 million in 2004.

Sales of products by our games distribution business totaled approximately $0.2 million, or 11% of consolidated net revenue, for the year ended December 31, 2005. This represented a decline from the $0.7 million, or 20% of consolidated net revenue, reported for the year ended December 31, 2004. Our games distribution business continues to operate in a highly competitive environment, experiencing competitive pressure from other Internet commerce websites such as Amazon.com. In addition, an increasing number of major retailers have increased the selection of video, console and PC games offered by both their traditional “bricks and mortar” locations and their online commerce sites resulting in increased competition.

Our Internet services business, Tralliance, contributed $0.2 million in net revenue for the year ended December 31, 2005. Tralliance, which was acquired in May 2005, began collecting fees for Internet domain name registrations in October 2005. Net revenue attributable to such domain name registrations is recognized as revenue on a straight-line basis over the term of the registrations.

Net revenue generated by our VoIP telephony services division totaled $0.2 million in 2005 as compared to $0.4 million in 2004. We continue to experience difficulties in creating customer awareness and gaining customer acceptance of our paid VoIP telephony products. As a result, we continue to revise our existing VoIP product offerings and to develop new products and features. In addition, as a result of the liquidity issues experienced by the Company during 2005, VoIP marketing and advertising programs were curtailed.

OPERATING EXPENSES BY BUSINESS SEGMENT:

2005	Cost of Revenue	Sales and Marketing	Product Development	General and Administrative	Depreciation and Amortization	Total
Computer games	$2,049,896	$537,005	$697,803	$780,258	$30,845	$4,095,807
Internet services	86,486	488,275	--	831,269	87,112	1,493,142
VoIP telephony services	6,288,577	1,692,420	693,056	3,611,686	1,109,743	13,395,482
Corporate expenses	--	--	--	5,918,956	36,598	5,955,554
	$8,424,959	$2,717,700	$1,390,859	$11,142,169	$1,264,298	$24,939,985

2004	Cost of Revenue	Sales and Marketing	Product Development	General and Administrative	Depreciation and Amortization	Total
Computer games	$2,114,716	$377,531	$475,785	$571,285	$10,606	$3,549,923
VoIP telephony services	6,940,023	6,720,531	578,101	3,266,366	1,355,532	18,860,553
Corporate expenses	--	--	--	3,409,123	32,138	3,441,261
	$9,054,739	$7,098,062	$1,053,886	$7,246,774	$1,398,276	25,851,737
VoIP telephony services
Impairment charge						1,661,975
Loss on settlement of contractual obligation						406,750
						$27,920,462

COST OF REVENUE. Cost of revenue totaled $8.4 million for the year ended December 31, 2005 as compared to $9.1 million for the year ended December 31, 2004. The $0.7 million decrease in consolidated cost of revenue was principally attributable to the decline in cost of revenue of the VoIP telephony services segment.

Cost of revenue of our computer games segment totaled $2.0 million for the year ended December 31, 2005, a decrease of $0.1 million from the prior year. A decline of $0.3 million in cost of revenue associated with our games distribution business resulting primarily from a lower volume of game sales as compared to 2004 was partially offset by a $0.2 million increase in cost of revenue attributable to our magazine publishing business. We began distribution of a new publication, Now Playing magazine, in March 2005 which was the principal factor contributing to the increase in cost of revenue compared to the prior year. We sold Now Playing magazine and the accompanying website in January 2006 for approximately $0.1 million in cash.

Cost of revenue of our VoIP telephony services business segment is principally comprised of carrier transport and circuit interconnection costs related to our retail products, as well as personnel and consulting costs incurred in support of our Internet telecommunications network. During the years ended December 31, 2005 and 2004, cost of revenue also included charges of approximately $0.1 million and $1.5 million, respectively, related to write-downs of telephony equipment inventory. Excluding the impact of such charges on both 2005 and 2004, cost of revenue of our VoIP telephony services division increased $0.8 million as compared to 2004. Throughout 2004, the Company increased its VoIP network capacity by entering into agreements with numerous carriers for leased equipment and services and with third parties for a number of leased data center facilities. The Company also expanded its internal network support function by hiring additional technical personnel. Due to the ramp-up of network costs during 2004, the Company incurred higher network operating and support costs during 2005 compared to 2004. In addition, the Company is no longer capitalizing software development costs in its VoIP telephony business and is charging such costs to expense as incurred as a result of the review of long-lived assets for impairment performed in connection with the preparation of its 2004 year-end consolidated financial statements. Cost of revenue for the year ended December 31, 2005 included approximately $0.4 million in expenses related to such software costs.

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and related expenses of sales and marketing personnel, commissions, advertising and marketing costs, public relations expenses and promotional activities. Sales and marketing expenses totaled $2.7 million for the year ended December 31, 2005, a decrease of $4.4 million from the $7.1 million reported for 2004. The VoIP telephony services business incurred significant costs during 2004 for Internet and television advertising campaigns, as well as commissions expenses related to its VoIP products. During the first quarter of 2005, the Company re-evaluated its existing VoIP telephony services business plan and began the process of terminating and/or modifying certain of its existing product offerings and marketing programs. The Company also began to develop and test certain new VoIP products and features. As a result, the VoIP telephony services business segment essentially curtailed its sales and marketing efforts in 2005, which resulted in a year over year decline of $5.0 million in this expense category as compared to 2004. Partially offsetting this decline were the sales and marketing expenses incurred by Tralliance since date of acquisition of $0.5 million and an increase of $0.2 million in sales and marketing expenses of our computer games segment.

PRODUCT DEVELOPMENT. Product development expenses include salaries and related personnel costs; expenses incurred in connection with website development, testing and upgrades; editorial and content costs; and costs incurred in the development of our VoIP telephony products. Product development expenses totaled $1.4 million for the year ended December 31, 2005 as compared to $1.1 million for the year ended December 31, 2004. The increase in product development expenses as compared to the prior year was primarily due to increases in website development costs incurred by our computer games businesses and personnel costs related to the continued development of our retail VoIP telephony products.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and other personnel costs related to management, finance and accounting functions, facilities, outside legal and professional fees, information-technology consulting, directors and officers insurance, bad debt expenses and general corporate overhead costs. General and administrative expenses of $11.1 million for the year ended December 31, 2005 increased $3.9 million from the $7.2 million reported for 2004. The primary factors contributing to the increase in consolidated general and administrative expenses as compared to the prior year were $3.0 million in higher bonuses awarded to executive officers and the inclusion of approximately $0.8 million in general and administrative expenses incurred by our Internet services business in 2005. Tralliance, which comprises our Internet services segment, was acquired in May 2005 and the results of its operations have been included in our results only since its date of acquisition.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense totaled $1.3 million for the year ended December 31, 2005 as compared to $1.4 million for the prior year. Depreciation and amortization expense incurred by our VoIP telephony services division declined approximately $0.2 million in comparison to 2004 primarily as a result of the write-off of certain long-lived assets as of December 31, 2004.

INTEREST EXPENSE, NET. Interest expense, net of interest income, totaled $4.1 million for the year ended December 31, 2005 as compared to $0.7 million in the prior year. A total of $4.0 million of non-cash interest expense was recorded during 2005 related to the beneficial conversion features of the $4,000,000 secured demand convertible promissory notes issued by the Company during 2005. During 2004, approximately $0.7 million of non-cash interest expense was recorded related to the beneficial conversion feature of the $2,000,000 demand convertible promissory note acquired by our Chairman and Chief Executive Officer and his spouse in February 2004.

OTHER EXPENSE, NET. Other expense, net, includes reserves against the amounts loaned by the Company to Tralliance prior to its acquisition, totaling approximately $0.3 million and $0.5 million in 2005 and 2004, respectively. Partially offsetting the 2004 expense, was a favorable settlement of a previously disputed vendor claim by the computer games business segment of approximately $0.4 million.

INCOME TAXES. An income tax benefit of $13.6 million was recognized for continuing operations for the year ended December 31, 2005, as we were able to utilize our 2005 losses incurred by continuing operations, as well as losses from prior years, to partially offset the 2005 income and gain on sale of our discontinued operations. During the year ended December 31, 2004, an income tax benefit of approximately $0.4 million was recognized for continuing operations which served to offset the income tax provision recorded for discontinued operations. As of December 31, 2005, the Company had net operating loss carryforwards available for U.S. tax purposes of approximately $147.2 million. These carryforwards expire through 2025. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Due to various significant changes in our ownership interests, as defined in the Internal Revenue Code of 1986, as amended, commencing in August 1997 through our most recent issuance of convertible notes in July 2005, and assuming conversion of such notes, we may have substantially limited or eliminated the availability of our net operating loss carryforwards. There can be no assurance that we will be able to utilize any net operating loss carryforwards in the future.

DISCONTINUED OPERATIONS

As mentioned previously, the Company sold the business and substantially all of the net assets of SendTec, its marketing services business, effective October 31, 2005. SendTec was originally acquired by the Company on September 1, 2004. Accordingly, the results of SendTec have been reported as discontinued operations for all periods presented.

Income from the activities of discontinued operations, net of income taxes, totaled approximately $0.1 million for the year ended December 31, 2005 compared to $0.6 million for the year ended December 31, 2004. The gain on the sale of SendTec included in the Company’s results of operations for 2005, totaled approximately $1.7 million, net of an income tax provision of approximately $13.3 million. Reference should be made to Note 3, “Discontinued Operations - SendTec, Inc.”, of the Notes to Consolidated Financial Statements for details regarding the sale.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

CONTINUING OPERATIONS

NET REVENUE. Net revenue totaled $3.5 million for the year ended December 31, 2004 as compared to $5.3 million for the year ended December 31, 2003. The $1.8 million decrease in net revenue was principally the result of declines of $1.6 million and $0.2 million in net revenue of our computer games and VoIP telephony services business segments, respectively.

NET REVENUE BY BUSINESS SEGMENT:

Years ended:	2004	2003
Computer games	$3,107,637	$4,736,032
VoIP telephony services	391,154	548,081
	$3,498,791	$5,284,113

Decreases of $0.8 million in sales of games products by Chips & Bits, Inc., $0.5 million in print advertisements in our games magazine and $0.3 million in sales of the games magazine, respectively, accounted for the decline in net revenue experienced by our computer games segment as compared to 2003.

Sales of products by our games distribution business totaled $0.7 million, or 20% of consolidated net revenue for the year ended December 31, 2004 versus $1.5 million, or 28% of consolidated net revenue for 2003. Advertising net revenue from the sale of print advertisements in our games magazine was $2.0 million, or 57% of consolidated net revenue for the year ended December 31, 2004 versus approximately $2.5 million, or 48% of consolidated net revenue for 2003. Net revenue attributable to the sale of our games magazine totaled $0.4 million in 2004 compared to $0.7 million in 2003. As discussed in the comparison of the year ended December 31, 2005 to the year ended December 31, 2004, the continued deterioration in the market for PC games, as well as increased competition in the games distribution marketplace, are factors that have contributed to the year over year decreases in net revenue experienced by our computer games businesses.

Net revenue generated by our telephony services division totaled $0.4 million for the year ended 2004 as compared to $0.5 million in 2003. As part of the Company’s strategy to enter the VoIP business, the Company acquired Direct Partner Telecom, Inc. (“DPT”), an international licensed telecommunications carrier engaged in the purchase and resale of telecommunications services over the Internet, in May 2003. Telephony services net revenue generated by DPT during 2003 represented approximately 89% of total telephony services net revenue and was derived principally from the charges to customers for international call completion based on the volume of minutes utilized. During the first quarter of 2004, management decided to suspend the wholesale business of DPT and dedicate DPT’s physical and intellectual assets to the Company’s retail VoIP business. Telephony services net revenue for the year ended 2004 consisted solely of revenue attributable to sale of our retail VoIP products.

OPERATING EXPENSES BY BUSINESS SEGMENT:

	Cost of	Sales and	Product	General and	Depreciation and
Years ended:	Revenue	Marketing	Development	Administrative	Amortization	Total
2004
Computer games	$2,114,716	$377,531	$475,785	$571,285	$10,606	$3,549,923
VoIP telephony services	6,940,023	6,720,531	578,101	3,266,366	1,355,532	18,860,553
Corporate expenses	--	--	--	3,409,123	32,138	3,441,261
	$9,054,739	$7,098,062	$1,053,886	$7,246,774	$1,398,276	25,851,737
VoIP telephony services
Impairment charge						1,661,975
Loss on settlement of contractual obligation						406,750
						$27,920,462

2003	Cost of Revenue	Sales and Marketing	Product Development	General and Administrative	Depreciation and Amortization	Total
Computer games	$3,121,734	$586,420	$543,139	$301,624	$62,208	$4,615,125
VoIP telephony services	1,579,604	1,400,606	341,651	1,175,939	258,334	4,756,134
Corporate expenses	--	--	--	3,808,349	9,200	3,817,549
	$4,701,338	$1,987,026	$884,790	$5,285,912	$329,742	13,188,808
VoIP telephony services
Impairment charge						908,384
						$14,097,192

COST OF REVENUE. Cost of revenue totaled $9.1 million for the year ended December 31, 2004, an increase of $4.4 million from the $4.7 million reported for the year ended December 31, 2003. An increase of $5.4 million in costs incurred by our VoIP telephony services business segment was partially offset by a decrease of $1.0 million in cost of revenue reported by our computer games segment as compared to 2003.

Cost of revenue of our VoIP telephony services business segment for the year ended December 31, 2004 totaled $6.9 million and principally included carrier transport and circuit interconnection costs related to our retail products, as well as personnel and consulting costs incurred in support of our Internet telecommunications network. Throughout 2004, the Company increased its VoIP network capacity by entering into a number of new network carrier and data center facility agreements and hiring additional technical personnel to operate the expanded network. As a result, network operating and support costs were significantly increased. Additionally, during the year ended December 31, 2004, cost of revenue included charges of $1.5 million related to write-downs of telephony equipment inventory (See Note 1 of the Consolidated Financial Statements). Cost of revenue of $1.6 million reported for the VoIP telephony services business during the year ended December 31, 2003, consisted principally of costs related to the wholesale telephony services business marketed by DPT, as well as start up costs of our retail VoIP operation.

Cost of revenue of our computer games segment totaled approximately $2.1 million in 2004, a decrease of approximately $1.0 million from 2003, due primarily to the revenue decreases discussed above.

SALES AND MARKETING. Sales and marketing expenses totaled $7.1 million in 2004 versus $2.0 million in 2003. The rise in consolidated sales and marketing expenses was principally the result of a $5.3 million increase in sales and marketing expenses of the VoIP telephony services division as compared to 2003. During 2004, the VoIP telephony services division increased Internet and television advertising and incurred increased commissions expenses related to "free" retail VoIP product sign-ups, as well as higher personnel costs.

PRODUCT DEVELOPMENT. Product development expenses totaled $1.1 million for the year ended December 31, 2004 as compared to $0.9 million for the year ended December 31, 2003. The year over year increase in product development expenses was principally attributable to increases in personnel and consulting costs related to the development of our retail VoIP telephony products and services.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses of $7.2 million in 2004 increased approximately $1.9 million from the $5.3 million reported for 2003. Increases in personnel costs and other general and administrative expenses directly attributable to our VoIP telephony services division were principally responsible for the increase in this expense category as compared to 2003. Other expense categories which increased as compared to 2003 largely as a result of the Company's entrance into the VoIP business included legal fees, information-technology consulting, other professional fees and facilities costs.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense totaled $1.4 million for the year ended December 31, 2004. The $1.1 million increase from the prior year resulted principally from investments related to the development of our VoIP network and to a lesser extent to costs incurred in the development of our VoIP telephony customer billing system. As discussed in “Impairment Charge” below, certain long-lived assets of the VoIP telephony services division were written-off effective December 31, 2004, as a result of the Company’s review of its long-lived assets for impairment. Approximately $0.5 million of depreciation and amortization expense related to the assets written-off was recorded during 2004.

IMPAIRMENT CHARGE. Due to the significant operating and cash flow losses incurred by the Company's VoIP telephony services division during 2004 and 2003, coupled with management’s projection of continued losses in the foreseeable future, the Company performed an evaluation of the recoverability of the division’s long-lived assets during the first quarter of 2005 in connection with the preparation of our 2004 annual financial statements. This evaluation indicated that the carrying value of certain of our VoIP division’s long-lived assets exceeded the fair value of such assets, as measured by quoted market prices or our estimate of fair value. As a result, we recorded an impairment charge of approximately $1.7 million in the accompanying consolidated statement of operations for the year ended December 31, 2004. The impairment loss included the write-off of the full value of amounts previously capitalized by the VoIP telephony services division as internal-use software, website development costs, acquired technology and patent costs, as well as certain other assets.

LOSS ON SETTLEMENT OF CONTRACTUAL OBLIGATION. Subsequent to year-end 2004, the Company formally terminated its contract with a supplier of VoIP telephony handsets and agreed to settle the unconditional purchase obligation under such contract, which totaled approximately $3.0 million. The settlement provided for (i) a cash payment of $0.2 million, (ii) the return of 35,000 VoIP handset units from the Company’s inventory, and (iii) the issuance of 300,000 shares of theglobe.com Common Stock. The value attributed to the loss on the settlement of the contractual obligation, which approximated $0.4 million, was accrued at December 31, 2004, and included as a component of operating expenses reported for 2004.

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

OTHER EXPENSE, NET. Other expense, net, included reserves against the amounts loaned by the Company to Tralliance Corporation, totaling $0.5 million in each of the years ended December 31, 2004 and 2003 (See Note 4, “Acquisition of Tralliance Corporation,” of the Notes to Consolidated Financial Statements). Partially offsetting the 2004 expense, was a favorable settlement of a previously disputed vendor claim by the computer games business segment of approximately $0.4 million.

INCOME TAXES. For continuing operations, an income tax benefit of approximately $0.4 million was recorded for the year ended December 31, 2004, which served to offset the income tax provision recorded for discontinued operations. No tax benefit was recorded for the year ended December 31, 2003. During both 2004 and 2003, we recorded a 100% valuation allowance against our otherwise recognizable deferred tax assets due to the uncertainty surrounding the timing or ultimate realization of the benefits of our net operating loss carryforwards in future periods. Our effective tax rate differs from the statutory Federal income tax rate, primarily as a result of the uncertainty regarding our ability to utilize our net operating loss carryforwards.

DISCONTINUED OPERATIONS

Income from the discontinued operations of SendTec totaled $0.6 million for the year ended December 31, 2004, which was net of an income tax provision of approximately $0.4 million. The Company originally acquired SendTec on September 1, 2004 and the accompanying 2004 consolidated statement of operations includes the results of SendTec only since the date of acquisition.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ITEMS

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

As of December 31, 2005, we had approximately $16.5 million in cash and cash equivalents as compared to $6.7 million as of December 31, 2004. These balances do not include cash held in escrow accounts totaling approximately $1.0 million and $0.1 million as of December 31, 2005 and 2004, respectively. Net cash and cash equivalents used in operating activities of continuing operations were $17.6 million and $19.6 million, for the years ended December 31, 2005 and 2004, respectively. The period-to-period decrease in net cash and cash equivalents used in operating activities of continuing operations resulted primarily from decreased net losses attributable to continuing operations in combination with the impact of higher non-cash interest expense and favorable working capital changes in 2005 compared to 2004, partially offset by the $13.6 million deferred tax benefit recorded for continuing operations for 2005.

Net cash and cash equivalents provided by operating activities of discontinued operations totaled approximately $3.0 million in 2005, an increase of $1.1 million from the $1.9 million reported for the prior year.

Net cash and cash equivalents of $1.4 million were used in investing activities of continuing operations during the year ended December 31, 2005 as compared to $3.1 million in the prior year. Net funds placed in escrow accounts totaled $0.9 million in 2005 and $0.1 million in 2004. As a result of the October 2005 sale of the SendTec business, we were required to place $1.0 million of cash in an escrow account to secure our indemnification obligations. We incurred costs totaling $0.3 million and $2.6 million for capital expenditures during 2005 and 2004, respectively. Capital expenditures in 2004 related primarily to the development of our VoIP telephony network and VoIP customer billing system. We also loaned approximately $0.3 million and $0.5 million to Tralliance prior to its acquisition by the Company during the years ended December 31, 2005 and 2004, respectively.

Cash proceeds related to the October 31, 2005 sale of our SendTec marketing services business, net of related transaction costs and cash held by SendTec of approximately $2.4 million which was included in the sale, totaled approximately $34.8 million. Immediately following the sale of the SendTec business on October 31, 2005, we completed the redemption of approximately 28.9 million shares of our Common Stock owned by six members of management of SendTec for approximately $11.6 million in cash pursuant to a Redemption Agreement dated August 23, 2005. Approximately $7.6 million of the redemption payment was allocated to the SendTec sale transaction and recorded as a reduction of the gain on the sale, with the remaining $4.0 million of the redemption payment attributed to the “fair value” of the shares of theglobe’s Common Stock redeemed and recorded as treasury shares. The “fair value” of the shares for financial accounting purposes was calculated based on the closing price of the Company’s Common Stock as reflected on the OTCBB on August 10, 2005, the date the principal terms of the Redemption Agreement were announced publicly. The closing of the redemption occurred on October 31, 2005. SendTec was originally acquired on September 1, 2004, for a total purchase price consisting of the payment of $6.0 million in cash, excluding transaction costs, and the issuance of debt and equity securities then valued at a total of approximately $12.4 million. As of the date of acquisition, SendTec held approximately $3.6 million of cash. Thus, we used a net amount of approximately $2.4 million of cash to acquire SendTec in 2004.

We used $1.2 million of cash and cash equivalents in financing activities during 2005. As discussed previously in the comparison of the results of operations for the year ended December 31, 2005 compared to the year ended December 31, 2004, we received proceeds of $4.0 million from the issuance of Convertible Notes during 2005. We also paid $1.4 million of outstanding debt balances during 2005. As mentioned above, approximately $4.0 million of the total $11.6 million cash paid was attributed to the redemption of the 28.9 million shares of our Common Stock from the former management of SendTec for financial accounting purposes. During the prior year, $28.9 million of cash and cash equivalents were provided by financing activities. During March 2004, the Company completed a private offering of its Common Stock and warrants to acquire its Common Stock, for net proceeds totaling approximately $27.0 million. In addition, in February 2004, the Company issued a $2,000,000 Bridge Note which was subsequently converted into our Common Stock in connection with the March 2004 private offering.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

As of December 31, 2004, we had approximately $6.7 million in cash and cash equivalents as compared to $1.1 million as of December 31, 2003. Net cash used in operating activities of continuing operations was $19.6 million and $7.1 million, for the years ended December 31, 2004 and 2003, respectively. The period-to-period increase in net cash and cash equivalents used in operating activities resulted primarily from the increase in our net operating losses, partially offset by the effect of non-cash charges.

Net cash and cash equivalents of $1.9 million were provided by our discontinued SendTec operations during the year ended December 31, 2004. SendTec was acquired on September 1, 2004 and its results of operations were included in the Company’s consolidated results only since acquisition date.

Net cash and cash equivalents of $3.1 million were used in investing activities of continuing operations during 2004 as compared to $3.2 million during 2003. The Company incurred costs totaling $2.6 million and $2.4 million for capital expenditures related primarily to the development of its VoIP telephony network and to a lesser extent to the development of its VoIP telephony customer billing system during the years ended December 31, 2004 and 2003, respectively. We also loaned approximately $0.5 million to Tralliance Corporation during each of the years of 2004 and 2003, respectively.

Net cash and cash equivalents used in investing activities related to the Company’s discontinued operations totaled $2.4 million during the year ended December 31, 2004. As mentioned previously, in connection with its acquisition of SendTec on September 1, 2004, the Company paid cash consideration of approximately $6.0 million, excluding transaction costs. As of the date of acquisition, SendTec held approximately $3.6 million of cash. Thus, the Company used a net amount of approximately $2.4 million of cash to acquire SendTec.

Net cash and cash equivalents provided by financing activities were $28.9 million for 2004. As discussed below and in the Notes to the Consolidated Financial Statements, the Company completed a private offering of its Common Stock and warrants to acquire its Common Stock in March 2004 for gross proceeds of approximately $28.4 million. Offering costs included $1.2 million in cash commissions paid to the placement agent and approximately $0.2 million in legal and accounting fees. In addition, on February 2, 2004, the Company issued a $2,000,000 Bridge Note which was subsequently converted into our Common Stock in connection with the March 2004 private offering. Cash provided by financing activities during the year ended December 31, 2003, included proceeds of $8.6 million, net of offering costs, from the issuance of Series G Automatically Converting Preferred Stock and the associated warrants in July 2003, proceeds of $0.5 million from the issuance of Series F Convertible Preferred Stock and $1.75 million in proceeds from Secured Convertible Notes issued during the first half of 2003.

CAPITAL TRANSACTIONS

On August 10, 2005, we entered into an Asset Purchase Agreement with RelationServe Media, Inc. ("RelationServe") whereby we agreed to sell all of the business and substantially all of the net assets of our SendTec marketing services subsidiary to RelationServe for $37.5 million in cash, subject to certain net working capital adjustments. On August 23, 2005, we entered into Amendment No. 1 to the Asset Purchase Agreement with RelationServe (the “1st Amendment” and together with the original Asset Purchase Agreement, the “Purchase Agreement”). On October 31, 2005, we completed the asset sale. Including adjustments to the purchase price related to excess working capital of SendTec as of the date of sale, we received an aggregate of approximately $39.9 million in cash pursuant to the Purchase Agreement. In accordance with the terms of an escrow agreement established as a source to secure our indemnification obligations under the Purchase Agreement, $1.0 million of the purchase price and an aggregate of 2,272,727 shares of theglobe’s unregistered Common Stock (valued at $750,000 pursuant to the terms of the Purchase Agreement based upon the average closing price of the stock in the 10 day period preceding the closing of the sale) were placed into escrow. Any of the shares of Common Stock released from escrow to RelationServe will be entitled to customary “piggy-back” registration rights.

Additionally, as contemplated by the Purchase Agreement, immediately following the asset sale, we completed the redemption of 28,879,097 shares of our Common Stock owned by six members of management of SendTec for approximately $11.6 million in cash pursuant to a Redemption Agreement dated August 23, 2005. The 28,879,097 common shares redeemed were retired effective October 31, 2005. Pursuant to a separate Termination Agreement, we also terminated and canceled 1,275,783 stock options and the contingent interest in 2,062,785 earn-out warrants held by the six members of management in exchange for approximately $0.4 million in cash. We also terminated 829,678 stock options of certain other non-management employees of SendTec and entered into bonus arrangements with a number of other non-management SendTec employees for amounts totaling approximately $0.6 million.

On May 9, 2005, we exercised our option to acquire all of the outstanding capital stock of Tralliance. The purchase price consisted of the issuance of 2,000,000 million shares of our Common Stock, warrants to acquire 475,000 shares of our Common Stock and $40,000 in cash. The warrants are exercisable for a period of five years at an exercise price of $0.11 per share. As part of the transaction, 10,000 shares of our Common Stock were also issued to a third party in payment of a finder’s fee resulting from the acquisition. The Common Stock issued as a result of the acquisition of Tralliance is entitled to certain "piggy-back" registration rights.

On April 22, 2005, E&C Capital Partners, LLLP and E&C Capital Partners II, LLLP (the "Noteholders"), entities controlled by the Company's Chairman and Chief Executive Officer, entered into a Note Purchase Agreement (the "Agreement") with theglobe pursuant to which they acquired secured demand convertible promissory notes (the "Convertible Notes") in the aggregate principal amount of $1.5 million. Under the terms of the Agreement, the Noteholders were also granted the optional right, for a period of 90 days from the date of the Agreement, to purchase additional Convertible Notes such that the aggregate principal amount of Convertible Notes issued under the Agreement could total $4.0 million (the "Option"). On June 1, 2005, the Noteholders exercised a portion of the Option and acquired an additional $1.5 million of Convertible Notes. On July 18, 2005, the Noteholders exercised the remainder of the Option and acquired an additional $1.0 million of Convertible Notes.

The Convertible Notes are convertible at the option of the Noteholders into shares of our Common Stock at an initial price of $0.05 per share. Through December 31, 2005, an aggregate of $0.6 million of Convertible Notes were converted by the Noteholders into an aggregate of 12,000,000 shares of our Common Stock. Assuming full conversion of all Convertible Notes which remain outstanding as of December 31, 2005, an additional 68,000,000 shares of our Common Stock would be issued to the Noteholders. The Convertible Notes provide for interest at the rate of ten percent per annum and are secured by a pledge of substantially all of the assets of the Company. The Convertible Notes are due and payable five days after demand for payment by the Noteholders.

On September 1, 2004, we closed upon an agreement and plan of merger dated August 31, 2004, pursuant to which we acquired all of the issued and outstanding shares of capital stock of SendTec. Pursuant to the terms of the Merger, in consideration for the acquisition of SendTec, we paid consideration consisting of: (i) $6.0 million in cash, excluding transaction costs, (ii) the issuance of an aggregate of 17,500,024 shares of theglobe’s Common Stock, (iii) the issuance of an aggregate of 175,000 shares of Series H Automatically Converting Preferred Stock (which was converted into 17,500,500 shares of theglobe’s Common Stock on December 1, 2004, the effective date of the amendment to the Company’s certificate of incorporation increasing its authorized shares of Common Stock from 200,000,000 shares to 500,000,000 shares), and (iv) the issuance of a subordinated promissory note in the amount of $1.0 million. The subordinated promissory note provided for interest at the rate of four percent per annum and was due on September 1, 2005. We paid the principal and interest due under the terms of the subordinated promissory note on October 31, 2005, including default interest at a rate of 15% per annum for the period the debt was outstanding subsequent to the original due date.

In addition, warrants to acquire shares of our Common Stock would be issued to the former shareholders of SendTec when and if SendTec exceeded forecasted operating income, as defined, of $10.125 million, for the year ended December 31, 2005. The number of earn-out warrants issuable ranged from an aggregate of approximately 250,000 to 2,500,000 (if actual operating income exceeded the forecast by at least 10%). Pursuant to the Termination Agreement described above (refer also to Note 3, “Discontinued Operations - SendTec, Inc.,” of the Notes to Consolidated Financial Statements for further information regarding the Termination Agreement), the contingent interest in approximately 2,063,000 of the earn-out warrants was canceled effective October 31, 2005. The remainder of the earn-out warrants expired on December 31, 2005, as the operating income target was not achieved.

We also issued an aggregate of 3,974,165 replacement options to acquire shares of our Common Stock for each of the issued and outstanding options to acquire shares of SendTec held by the former employees of SendTec. Of these replacement options, approximately 3,273,668 had exercise prices of $0.06 per share and 700,497 had exercise prices of $0.27 per share. The terms of these replacement options were as negotiated between representatives of theglobe and the Stock Option Committee for the SendTec 2000 Amended and Restated Stock Option Plan. We also agreed to grant an aggregate of 250,000 options to other employees and a consultant of SendTec at an exercise price of $0.34 per share. In addition, we also granted 1,000,000 stock options at an exercise price of $0.27 per share in connection with the establishment of a bonus option pool pursuant to which various employees of SendTec could vest in such options on terms substantially similar to the circumstances in which the earn-out warrants would have been earned. Pursuant to the Termination Agreement mentioned above, we terminated and canceled an aggregate of 2,105,461 stock options held by employees of SendTec effective October 31, 2005. The remaining 477,000 outstanding stock options related to the bonus option pool which was established as of the acquisition were terminated as the forecasted operating income targets for the year ended December 31, 2005, had not been achieved.

In March 2004, we completed a private offering of 333,816 units (the "Units") for a purchase price of $85 per Unit (the "PIPE Offering"). Each Unit consisted of 100 shares of our Common Stock, $0.001 par value (the "Common Stock"), and warrants to acquire 50 shares of our Common Stock (the "Warrants"). The Warrants are exercisable for a period of five years commencing 60 days after the initial closing at an initial exercise price of $0.001 per share. The aggregate number of shares of Common Stock issued in the PIPE Offering was 33,381,647 shares for an aggregate consideration of approximately $28.4 million, or approximately $0.57 per share assuming the exercise of the 16,690,824 Warrants. As of December 31, 2005, approximately 510,000 of the Warrants remained outstanding.

Halpern Capital, Inc., acted as placement agent for the PIPE Offering, and was paid a commission of $1.2 million and issued a warrant to acquire 1,000,000 shares of our Common Stock at $0.001 per share. As of December 31, 2005, all of the shares underlying the warrant had been issued.

The purpose of the PIPE Offering was to raise funds for use primarily in our developing VoIP business, including the deployment of networks, website development, marketing and capital infrastructure expenditures and working capital. Other intended uses of proceeds included funding requirements in connection with our other existing or future business operations, including acquisitions.

In connection with the PIPE Offering, Michael S. Egan, our Chairman, Chief Executive Officer and principal stockholder, together with certain of his affiliates, including E&C Capital Partners, LLLP converted a $2,000,000 Convertible Bridge Note, $1,750,000 of Secured Convertible Notes and all of the outstanding shares of Series F Preferred Stock, and exercised (on a "cashless" basis) all of the warrants issued in connection with the foregoing $1,750,000 Secured Convertible Notes and Series F Preferred Stock, together with certain warrants issued to Dancing Bear Investments, an affiliate of Mr. Egan. As a result of such conversions and exercises, we issued an aggregate of 48,775,909 additional shares of our Common Stock.

On February 2, 2004, Michael S. Egan and his wife, S. Jacqueline Egan, entered into a Note Purchase Agreement with the Company pursuant to which they acquired a convertible promissory note due on demand (the “Bridge Note”) in the aggregate principal amount of $2,000,000. The Bridge Note was convertible into shares of our Common Stock. The Bridge Note provided for interest at the rate of ten percent per annum and was secured by a pledge of substantially all of the assets of the Company. Such security interest was shared with the holders of our $1,750,000 Secured Convertible Notes issued on May 22, 2003 to E&C Capital Partners, LLLP and certain affiliates of Michael S. Egan. In addition, the Egans were issued a warrant to acquire 204,082 shares of our Common Stock at an exercise price of $1.22 per share. This warrant is exercisable at any time on or before February 2, 2009. The exercise price of the warrant, together with the number of shares for which such warrant is exercisable, is subject to adjustment upon the occurrence of certain events.

On July 2, 2003, we completed a private offering of Series G Automatically Converting Preferred Stock for an aggregate purchase price of approximately $8.7 million. In accordance with the terms of such Preferred stock, the Series G Preferred shares converted into Common Stock at $0.50 per share (or an aggregate of 17,360,000 shares) upon the filing of an amendment to the Company's certificate of incorporation to increase its authorized shares of Common Stock from 100,000,000 shares to 200,000,000 shares. Such an amendment was filed on July 29, 2003. Investors also received warrants to acquire 3,472,000 shares of our Common Stock. The warrants are exercisable for a period of five years at an exercise price of $1.39 per common share. The exercise price of the warrants, together with the number of warrants issuable upon exercise, are subject to adjustment upon the occurrence of certain events. The purpose of the Series G Automatically Converting Preferred Stock offering was to raise funds for use primarily in our VoIP telephony services business, including the deployment of networks, website development, marketing, and limited capital infrastructure expenditures and working capital.

On May 22, 2003, E&C Capital Partners, LLLP, together with certain affiliates of Michael S. Egan, entered into a Note Purchase Agreement with the Company pursuant to which they acquired $1,750,000 of Secured Convertible Notes. The Secured Convertible Notes were convertible into a maximum of approximately 19,444,000 shares of our Common Stock at a blended rate of $0.09 per share. The Secured Convertible Notes provided for interest at the rate of ten percent per annum payable semi-annually, a one year maturity and were secured by a pledge of substantially all of the assets of the Company. In addition, E&C Capital Partners, LLLP was issued a Warrant to acquire 3,888,889 shares of our Common Stock at an exercise price of $0.15 per share. The Warrant was exercisable at any time on or before May 22, 2013.

On March 28, 2003, E&C Capital Partners, LLLP signed a Preferred Stock Purchase Agreement and other related documentation pertaining to a $500,000 investment via the purchase of shares of a new Series F Preferred Stock of theglobe.com and closed on the investment. Pursuant to the Preferred Stock Purchase Agreement, E&C Capital Partners, LLLP received 333,333 shares of Series F Preferred Stock convertible into shares of our Common Stock at a price of $0.03 per share. The Series F Preferred Stock had a liquidation preference of $1.50 per share, provided for payment of a dividend at the rate of 8% per annum and entitled the holder to vote on an “as-converted” basis with the holders of our Common Stock. In addition, as part of the $500,000 investment, E&C Capital Partners, LLLP received warrants to purchase 3,333,333 shares of our Common Stock at an exercise price of $0.125 per share. The warrants were exercisable at any time on or before March 28, 2013 and both the warrants’ exercise price and number were subject to adjustment.

As a result of the preferential conversion features of the Series G Automatically Converting Preferred Stock and the Series F Preferred Stock, a total of approximately $8.1 million in non-cash dividends to preferred stockholders were recognized during the year ended December 31, 2003.

FUTURE CAPITAL NEEDS

As a result of the completion of the sale of our SendTec business on October 31, 2005, the Company received net cash proceeds of approximately $23.0 million, net of SendTec cash of approximately $2.4 which was included in the sale and after giving effect to the repurchase of shares and cancellation of options and warrants from SendTec management and certain employees and payment of all other direct transaction costs. Shortly after completing the SendTec sale, the Company paid bonuses to certain officers, employees and consultants totaling approximately $4.0 million and also repaid the $1.0 million subordinated promissory note issued in connection with the SendTec acquisition. The Company anticipates using its prior and current year net operating losses to offset the recognized gain on the sale and has recorded liabilities totaling approximately $0.8 million for federal and state income taxes expected to be paid in connection with the gain on the sale. We believe that the net cash proceeds from the sale of the SendTec business provide sufficient liquidity to enable the Company to operate its remaining businesses on a going concern basis through at least the end of 2006. However, in order to ensure its longer term financial viability, the Company must complete the development of and successfully implement a new strategic business plan. Our new business plan may involve making certain changes to achieve profitability of existing businesses or may instead result in decisions to sell or dispose of certain businesses or components. Additionally, we may use a portion of the net cash proceeds from the sale of the SendTec business to enter into one or more new businesses, through either acquisitions or internal development.

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

In order to offer our VoIP services, we have invested substantial capital and made substantial commitments related to the development of the VoIP network. The VoIP network is comprised of switching hardware and software, servers, billing and inventory systems, and telecommunications carrier services. We own and operate VoIP equipment located in leased data center facilities in Miami, New York, Atlanta and Boston, and interconnect this equipment utilizing a leased transport network through various carrier agreements with third party providers. Through these carrier relationships we are able to carry the traffic of our customers over the Internet and interact with the public switched telephone network. Based upon our existing contractual commitments at December 31, 2005, minimum amounts payable for network data center and carrier circuit interconnection service expenses to be incurred during the next twelve months, exclusive of regulatory taxes, fees and charges, are approximately $1.1 million. The Company believes that the capacity of its VoIP network, including its lease obligations relating to such network, will continue to be greatly in excess of customer demand and usage levels for the foreseeable future. Therefore, the Company is currently attempting to reduce the costs of operating its VoIP network and its commitments for future network data center and carrier circuit interconnection services. Because our VoIP network cost reduction plan is dependent, in part, upon the successful renegotiation of certain network contractual agreements, there can be no assurance that the full cost-reduction benefits anticipated by the Company will be achieved.

During the past several years, the Company has expended significant costs to implement a number of marketing programs geared toward increasing the number of its VoIP retail customers and telephony revenue. None of these programs have proven to be successful to any significant degree. Our inability to generate telephony revenue sufficient to cover the fixed costs of operating our VoIP network, including carrier, data center, personnel and administrative costs, as well as our marketing and other variable costs, has resulted in the Company incurring substantial net losses during 2003, 2004 and 2005.

In order to reduce its net losses, the Company implemented a number of cost reduction actions at its VoIP telephony services business during 2005, including decreases in personnel, carrier/data center and marketing/advertising costs. Additionally, during the first quarter of 2006, the Company developed and began to implement additional VoIP business cost reduction plans, mainly related to decreasing network carrier and personnel costs. The Company continues to develop and test certain new VoIP products and features and to terminate and/or modify certain existing product offerings.

Management believes that it will be difficult to develop, grow and transform its VoIP business into profitability without the investment of significant additional capital and/or the development of mutually beneficial third-party strategic relationships. Accordingly, we have engaged financial advisors to assist the Company and are presently seeking out prospective parties who would be interested in either acquiring all or part of our VoIP business or alternatively partnering with the Company by making strategic investments in our Common Stock. While the Company pursues a prospective purchaser for its VoIP business or a strategic investor and/or business partner, it plans to continue to improve the quality of the products, services and operations of its VoIP business, while at the same time seeking to limit the losses and cash usage attributable to its VoIP business operations. The Company does not presently intend to expend funds in excess of $200,000 in 2006 for VoIP capital expenditures or advertising programs.

During 2005, the Company’s computer games business recognized certain incremental losses in connection with attempts to broaden and expand its business beyond games and into other areas of the entertainment industry. In developing its 2006 business plan, the Company decided to abort its diversification efforts and to refocus its strategy back to operating and improving its traditional games-based businesses. In this regard, the computer games division has recently completed the implementation of a number of revenue enhancement and cost-reduction programs geared mainly toward achieving profitability and positioning its computer games businesses for future growth.

Tralliance, the Company’s Internet services business, began collecting fees related to its “.travel” registry business in October 2005. Having emerged from its development stage, Tralliance has recently completed a phased launch of its “.travel” registry business, including implementation of initial advertising programs. Tralliance is also in the process of developing its marketing plan for fiscal 2006, the implementation of which may require substantial cash expenditures.

As of March 15, 2006, the Company’s total cash and cash equivalents balance was approximately $13.7 million, inclusive of $1.0 million held in escrow to secure the Company’s indemnification obligations related to the sale of the SendTec business. Management believes that its current cash resources balance provides sufficient liquidity to enable the Company to operate as a going concern through at least the end of 2006. The Company currently has no access to credit facilities with traditional third party lenders and its longer term viability will be determined mainly by its ability to successfully execute its existing and future business plans. There can be no assurance that the Company will be successful in taking any of the actions described above and/or implementing its new strategic business plan in order to achieve profitability and continue to operate as a going concern in the future.

The shares of our Common Stock were delisted from the NASDAQ national market in April 2001 and are now traded in the over-the-counter market on what is commonly referred to as the electronic bulletin board or OTCBB. Since the trading price of our Common Stock is less than $5.00 per share, trading in our Common Stock may also become subject to the requirements of Rule 15g-9 of the Exchange Act if our net tangible assets should fall below $2.0 million. Under Rule 15g-9, brokers who recommend penny stocks to persons who are not established customers and accredited investors, as defined in the Exchange Act, must satisfy special sales practice requirements, including requirements that they make an individualized written suitability determination for the purchaser; and receive the purchaser's written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosures in connection with any trades involving a penny stock, including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated with that market. Such requirements may severely limit the market liquidity of our Common Stock and the ability of purchasers of our equity securities to sell their securities in the secondary market. We may also incur additional costs under state blue sky laws if we sell equity due to our delisting.

CONTRACTUAL OBLIGATIONS

The following table summarizes theglobe’s contractual obligations as of December 31, 2005. These contractual obligations are more fully disclosed in Note 9, “Debt,” and Note 13, “Commitments and Contingencies,” in the accompanying Notes to Consolidated Financial Statements.

	Payments Due By Period
		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
Debt, including current portion	$3,428,000	$3,428,000	$--	$--	$--
Network commitments	1,561,000	1,062,000	499,000	--	--
Registry commitments	1,425,000	250,000	451,000	220,000	504,000
Operating leases	763,000	529,000	230,000	4,000	--
Total contractual obligations	$7,177,000	$5,269,000	$1,180,000	$224,000	$504,000

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2005, we did not have any material off-balance sheet arrangements that have or are reasonably likely to have a material effect on our current or future financial condition, revenues or expenses, results of operations, liquidity, or capital resources.

EFFECTS OF INFLATION

Due to relatively low levels of inflation in 2005, 2004 and 2003, inflation has not had a significant effect on our results of operations.

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

REVENUE RECOGNITION

The Company's revenue from continuing operations was derived principally from the sale of print advertisements under short-term contracts in our magazine publications; through the sale of our magazine publications through newsstands and subscriptions; from the sale of video games and related products through our online store Chips & Bits; from the sale of Internet domain registrations and from the sale of VoIP telephony services. There is no certainty that events beyond anyone's control such as economic downturns or significant decreases in the demand for our services and products will not occur and accordingly, cause significant decreases in revenue.

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

INTERNET SERVICES

Internet services net revenue consists of registration fees for Internet domain registrations, which generally have terms of one year, but may be up to ten years. Such registration fees are reported net of transaction fees paid to an unrelated third party which serves as the registry operator for the Company. Net registration fee revenue is recognized on a straight line basis over the registrations term.

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

DISCONTINUED OPERATIONS---MARKETING SERVICES

Revenue from the distribution of Internet advertising was recognized when Internet users visited and completed actions at an advertiser's website. Revenue consisted of the gross value of billings to clients, including the recovery of costs incurred to acquire online media required to execute client campaigns. Recorded revenue was based upon reports generated by the Company's tracking software.

Revenue derived from the purchase and tracking of direct response media, such as television and radio commercials, was recognized on a net basis when the associated media was aired. In many cases, the amount the Company billed to clients significantly exceeded the amount of revenue that was earned due to the existence of various "pass-through" charges such as the cost of the television and radio media. Amounts received in advance of media airings were deferred.

Revenue generated from the production of direct response advertising programs, such as infomercials, was recognized on the completed contract method when such programs were complete and available for airing. Production activities generally ranged from eight to twelve weeks and the Company usually collected amounts in advance and at various points throughout the production process. Amounts received from customers prior to completion of commercials were included in deferred revenue and direct costs associated with the production of commercials in process were deferred.

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

Our policy calls for the assessment of the potential impairment of goodwill and other identifiable intangibles with indefinite lives whenever events or changes in circumstances indicate that the carrying value may not be recoverable or at least on an annual basis. Some factors we consider important which could trigger an impairment review include the following:

•	significant under-performance relative to historical, expected or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

•	significant negative industry or economic trends.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2005, the FASB issued final FASB Staff Position (“FSP”) FAS No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” The FSP provides an alternative method of calculating excess tax benefits from the method defined in SFAS No. 123R for share-based payments. A one-time election to adopt the transition method in this FSP is available to those entities adopting SFAS No. 123R using either the modified retrospective or modified prospective method. Up to one year from the initial adoption of SFAS No. 123R or effective date of the FSP is provided to make this one-time election. However, until an entity makes its election, it must follow the guidance in SFAS No. 123R. The FSP is effective upon initial adoption of SFAS No. 123R and will become effective for the Company in the first quarter of 2006. We are currently evaluating the allowable methods for calculating excess tax benefits and have not determined which method we will adopt, nor the expected impact on our financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, "Accounting for Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 applies to all voluntary changes in accounting principles and requires retrospective application to prior periods' financial statements of changes in accounting principles. This statement also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this standard to have a material impact on its financial condition, results of operations or liquidity.

In March 2005, the FASB issued Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations," an interpretation of FASB Statement No. 143, "Accounting for Asset Retirement Obligations." The interpretation clarifies that the term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The effective date of this interpretation is no later than the end of fiscal years ending after December 15, 2005. The Company believes that currently, it does not have any legal obligations to perform an asset retirement activity which would require the recognition of a liability.

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

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation", supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, “Statement of Cash Flows.” The statement eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. The statement also requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and generally requires all companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. The Company has adopted SFAS No. 123R effective January 1, 2006, using a modified version of prospective application in accordance with the statement. This application requires the Company to record compensation expense for all awards granted after the adoption date and for the unvested portion of awards that are outstanding at the date of adoption. The Company expects that the adoption of SFAS No. 123R will result in charges to operating expense of continuing operations of approximately $194,000, $77,000 and $19,000, in the years ended December 31, 2006, 2007 and 2008, related to the unvested portion of outstanding employee stock options at December 31, 2005.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Interest rate risk refers to fluctuations in the value of a security resulting from changes in the general level of interest rates. Investments that we classify as cash and cash equivalents have original maturities of three months or less and therefore, are not affected in any material respect by changes in market interest rates. At December 31, 2005, debt outstanding includes approximately $3.4 million of fixed rate instruments with an aggregate average interest rate of 10.0% and approximately $28,000 of variable rate instruments with an aggregate average interest rate of 7.48%. All debt outstanding as of December 31, 2005 is either due on demand or matures within the next twelve months.

Foreign Currency Risk. We transact business in U.S. dollars. Our exposure to changes in foreign currency rates has been limited to a related party obligation payable in Canadian dollars, which totals approximately $28,000 (U.S.) at December 31, 2005. Foreign currency exchange rate fluctuations do not have a material effect on our results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

THEGLOBE.COM, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
theglobe.com, inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of theglobe.com, inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of theglobe.com, inc. and Subsidiaries as of December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, the Company has incurred net losses for each of the three years in the period ended December 31, 2005 and has an accumulated deficit as of December 31, 2005. These factors, among others, subject the Company to certain liquidity and profitability considerations.

RACHLIN COHEN & HOLTZ LLP

Fort Lauderdale, Florida
March 10, 2006

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,	DECEMBER 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$16,480,660	$6,734,793
Restricted cash	1,031,764	93,407
Marketable securities	--	42,736
Accounts receivable, less allowance for doubtful accounts of approximately $128,000 and $274,000, respectively	452,398	1,120,310
Inventory, less reserves of approximately $434,000 and $1,333,000, respectively	66,271	589,579
Prepaid expenses	1,022,771	941,316
Assets of discontinued operations	--	21,665,429
Other current assets	146,889	359,619

Total current assets	19,200,753	31,547,189

Property and equipment, net	1,455,653	2,442,613
Intangible assets	715,035	--
Other assets	40,000	27,363

Total assets	$21,411,441	$34,017,165
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,564,988	$1,064,048
Accrued expenses and other current liabilities	2,177,815	1,720,001
Income taxes payable	806,406	--
Deferred revenue	985,981	163,715
Notes payable and current portion of long-term debt	3,428,447	1,277,405
Liabilities of discontinued operations	--	8,042,995

Total current liabilities	9,963,637	12,268,164

Long-term debt	--	26,997
Other long-term liabilities	173,003	204,616

Total liabilities	10,136,640	12,499,777

Stockholders' Equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 174,373,091 and 174,315,678
shares issued at December 31, 2005 and December 31, 2004, respectively	174,373	174,316
Additional paid-in capital	288,740,889	282,289,404
Escrow shares	(750,000)	--
Treasury stock at cost, 699,281 common shares at December 31, 2004	--	(371,458)
Accumulated deficit	(276,890,461)	(260,574,874)
Total stockholders' equity	11,274,801	21,517,388
Total liabilities and stockholders' equity	$21,411,441	$34,017,165

See notes to consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
Net Revenue	$2,395,378	$3,498,791	$5,284,113
Operating Expenses:
Cost of revenue	8,424,959	9,054,739	4,701,338
Sales and marketing	2,717,700	7,098,062	1,987,026
Product development	1,390,859	1,053,886	884,790
General and administrative	11,142,169	7,246,774	5,285,912
Depreciation	1,189,097	1,295,442	257,560
Intangible asset amortization	75,201	102,834	72,182
Impairment charge	--	1,661,975	908,384
Loss on settlement of contractual obligation	--	406,750	--
	24,939,985	27,920,462	14,097,192

Operating Loss from Continuing
Operations	(22,544,607)	(24,421,671)	(8,813,079)

Other Expense, net:
Interest expense, net	(4,143,229)	(666,348)	(1,759,246)
Other expense, net	(274,082)	(158,550)	(462,072)
	(4,417,311)	(824,898)	(2,221,318)

Loss from Continuing Operations
Before Income Tax	(26,961,918)	(25,246,569)	(11,034,397)
Income Tax Benefit	(13,613,538)	(370,891)	--
Loss from Continuing Operations	(13,348,380)	(24,875,678)	(11,034,397)
Discontinued Operations, net of tax:
Income from operations	68,801	602,477	--
Gain on sale of discontinued operations	1,769,531	--	--
Income from Discontinued Operations	1,838,332	602,477	--
Net Loss	$(11,510,048)	$(24,273,201)	$(11,034,397)
Earnings (Loss) Per Share -
Basic and Diluted:
Continuing Operations	$(0.07)	$(0.19)	$(0.49)
Discontinued Operations	$0.01	$--	$--
Net Loss	$(0.06)	$(0.19)	$(0.49)

Weighted Average Common Shares Outstanding	182,539,000	127,843,000	38,711,000

See notes to consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

				Additional
	Preferred	Common Stock		Paid-in	Escrow	Treasury	Accumulated
	Stock	Shares	Amount	Capital	Shares	Stock	Deficit	Total
Balance, December 31, 2002	$-	31,081,574	$31,082	$218,310,565	$-	$(371,458)	$(217,147,276)	$822,913
Year Ended December 31, 2003:
Net loss	-	-	-	-	-	-	(11,034,397)	(11,034,397)
Net unrealized gain on securities	-	-	-	-	-	-	1,562	1,562
Comprehensive loss	-	-	-	-	-	-	-	(11,032,835)
Issuance of preferred stock:
Series F Preferred Stock	500,000	-	-	500,000	-	-	(500,000)	500,000
Series G Automatically Converting Preferred Stock	7,315,000	-	-	8,945,690	-	-	(7,620,000)	8,640,690
Issuance of common stock:
Conversion of Series G Automatically
Converting Preferred Stock	(7,315,000)	17,360,000	17,360	7,297,640	-	-	-	-
Acquisition of Direct Partner Telecom, Inc.	-	1,375,000	1,375	636,625	-	-	-	638,000
Exercise of stock options	-	429,000	429	118,166	-	-	-	118,595
Beneficial conversion feature of
Convertible Notes	-	-	-	1,750,000	-	-	-	1,750,000
Employee stock-based compensation	-	-	-	417,567	-	-	-	417,567
Issuance of stock options to non-employees	-	-	-	225,609	-	-	-	225,609
Contributed capital in lieu of salary by officer	-	-	-	100,000	-	-	-	100,000
Balance, December 31, 2003	500,000	50,245,574	50,246	238,301,862	-	(371,458)	(236,300,111)	2,180,539
Year Ended December 31, 2004:
Net loss	-	-	-	-	-	-	(24,273,201)	(24,273,201)
Realized gain on securities	-	-	-	-	-	-	(1,562)	(1,562)
Comprehensive loss	-	-	-	-	-	-	-	(24,274,763)
Issuance of common stock:
Private offering, net of offering costs	-	33,381,647	33,382	26,939,363	-	-	-	26,972,745
Conversion of Series F Preferred Stock
and exercise of associated warrants	(500,000)	19,639,856	19,640	480,360	-	-	-	-
Conversion of $1,750,000 Convertible Notes	-	22,829,156	22,829	1,654,546	-	-	-	1,677,375
Conversion of $2,000,000 Bridge Note	-	3,527,337	3,527	1,996,473	-	-	-	2,000,000
Acquisition of SendTec	17,500	17,500,024	17,500	11,163,275	-	-	-	11,198,275
Conversion of Series H Preferred Stock	(17,500)	17,500,500	17,500	-	-	-	-	-
Exercise of warrants owned by Dancing
Bear Investments	-	2,779,560	2,780	(2,780)	-	-	-	-
Exercise of stock options	-	639,000	639	183,907	-	-	-	184,546
Exercise of warrants	-	6,273,024	6,273	5,151	-	-	-	11,424
Beneficial conversion feature of $2,000,000
Bridge Note and warrants	-	-	-	687,000	-	-	-	687,000
Employee stock-based compensation	-	-	-	416,472	-	-	-	416,472
Issuance of stock options to non-employees	-	-	-	463,775	-	-	-	463,775
Balance, December 31, 2004	-	174,315,678	174,316	282,289,404	-	(371,458)	(260,574,874)	21,517,388
Year Ended December 31, 2005:
Net loss	-	-	-	-	-	-	(11,510,048)	(11,510,048)
Issuance of common stock:
Settlement of contractual obligation	-	300,000	300	73,950	-	-	-	74,250
Acquisition of Tralliance	-	2,010,000	2,010	196,877	-	-	-	198,887
Conversion of Convertible Notes	-	12,000,000	12,000	588,000	-	-	-	600,000
Exercise of stock options	-	2,001,661	2,001	164,840	-	-	-	166,841
Exercise of warrants	-	11,051,403	11,051	-	-	-	-	11,051
Beneficial conversion features of
$4,000,000 Convertible Notes	-	-	-	4,000,000	-	-	-	4,000,000
Employee stock-based compensation	-	-	-	48,987	-	-	-	48,987
Issuance of stock options to non-employees	-	-	-	176,050	-	-	-	176,050
Stock-based compensation related to
discontinued operations	-	-	-	455,054	-	-	-	455,054
Issuance of escrow shares	-	2,272,727	2,273	747,727	(750,000)			-
Redemption of common stock	-	-	-	-	-	(4,043,074)	-	(4,043,074)
Repurchase of vested stock options	-	-	-	-	-	-	(420,585)	(420,585)
Retirement of treasury stock	-	(29,578,378)	(29,578)	-	-	4,414,532	(4,384,954)	-
Balance, December 31, 2005	$-	174,373,091	$174,373	$288,740,889	$(750,000)	$-	$(276,890,461)	$11,274,801

See notes to consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
Cash Flows from Operating Activities:
Net loss	$(11,510,048)	$(24,273,201)	$(11,034,397)
(Income) from discontinued operations	(1,838,332)	(602,477)	--

Net loss from continuing operations	(13,348,380)	(24,875,678)	(11,034,397)
Adjustments to reconcile net loss from continuing operations to net cash flows from operating activities:
Depreciation and amortization	1,264,298	1,398,276	329,742
Provision for uncollectible accounts receivable	125,000	183,149	114,888
Provision for excess and obsolete inventory	191,261	1,289,196	110,126
Non-cash interest expense	4,000,000	735,416	1,739,635
Non-cash impairment charge	--	1,661,975	908,384
Loss on settlement of contractual obligation	--	406,750	--
Write-down of inventory deposit	77,250	221,450	--
Reserve against amounts loaned to Tralliance prior to acquisition	280,000	506,500	495,000
Employee stock compensation	48,987	182,970	417,567
Compensation related to non-employee stock options	176,050	463,046	225,609
Deferred tax benefit	(13,613,538)	--	--
Non-cash settlements of liabilities	--	(352,455)	(64,207)
Other, net	(136,284)	212,821	180,695
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable, net	542,912	(327,756)	328,453
Inventory, net	332,047	(1,108,461)	(516,458)
Prepaid and other current assets	86,824	28,681	(1,058,806)
Accounts payable	1,425,050	(751,595)	508,862
Accrued expenses and other current liabilities	(90,057)	548,169	253,215
Deferred revenue	995,269	(12,876)	7,072

Net cash flows from operating activities of continuing operations	(17,643,311)	(19,590,422)	(7,054,620)

Net cash flows from operating activities of discontinued operations	2,990,299	1,857,790	--

Net cash flows from operating activities	(14,653,012)	(17,732,632)	(7,054,620)

Cash Flows from Investing Activities:
Purchases of property and equipment	(296,170)	(2,643,018)	(2,424,791)
Net cash placed in escrow	(938,357)	(93,407)	--
Amounts loaned to Tralliance prior to acquisition	(280,000)	(466,500)	(495,000)
Other, net	119,814	141,385	(275,552)

Net cash flows from investing activities of continuing operations	(1,394,713)	(3,061,540)	(3,195,343)
Sale of discontinued operations, net of cash sold	34,762,384	--	--
Redemption agreement payment allocation to sale	(7,560,872)	--	--
Acquisition of discontinued operations, net of cash acquired	--	(2,389,520)	--
Purchases of property and equipment by discontinued operations	(184,115)	(40,324)	--

Net cash flows from investing activities	25,622,684	(5,491,384)	(3,195,343)

Cash Flows from Financing Activities:
Borrowings on notes payable and long-term debt	4,000,000	2,000,000	1,750,000
Payments on notes payable and long-term debt	(1,358,623)	(151,898)	(545,529)
Redemption of common stock	(4,043,074)	--	--
Proceeds from issuance of common stock, net	--	26,972,745	--
Proceeds from issuance of preferred stock, net	--	--	9,140,690
Proceeds from exercise of stock options and warrants	177,892	195,970	118,595
Payments of other long-term liabilities, net	--	(119,710)	122,487

Net cash flows from financing activities	(1,223,805)	28,897,107	10,586,243

Net Increase in Cash and Cash Equivalents	9,745,867	5,673,091	336,280
Cash and Cash Equivalents, at beginning of period	6,734,793	1,061,702	725,422

Cash and Cash Equivalents, at end of period	$16,480,660	$6,734,793	$1,061,702

See notes to consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Year Ended December 31,
	2005	2004	2003
Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:
Interest	$87,140	$184,093	$39,819

Income taxes	$--	$--	$--

Supplemental Disclosure of Non-Cash Transactions:
Conversion of debt and equity securities into common stock	$600,000	$4,177,375	$7,315,000

Additional paid-in capital attributable to the beneficial conversion features of debt and equity securities	$4,000,000	$687,000	$2,250,000

Common stock and warrants issued in connection with the acquisition of Tralliance Corporation	$198,887	$--	$--

Common stock, preferred stock and stock options issued in connection with the acquisition of SendTec, Inc.	$--	$11,198,275	$--

Note payable issued in connection with the acquisition of SendTec, Inc.	$--	$1,000,009	$--

Common stock and warrants issued in connection with the acquisition of Direct Partner Telecom, Inc.	$--	$--	$638,000

Common stock issued in connection with the settlement of a contractual obligation	$74,250	$--	$--

Preferred dividends recorded as a result of the beneficial conversion features of preferred stock issued	$--	$--	$8,120,000

See notes to consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE COMPANY

theglobe.com, inc. (the "Company" or "theglobe") was incorporated on May 1, 1995 (inception) and commenced operations on that date. Originally, theglobe.com was an online community with registered members and users in the United States and abroad. That product gave users the freedom to personalize their online experience by publishing their own content and by interacting with others having similar interests. However, due to the deterioration of the online advertising market, the Company was forced to restructure and ceased the operations of its online community on August 15, 2001. The Company then sold most of its remaining online and offline properties. The Company continues to operate its Computer Games print magazine and the associated CGOnline website (www.cgonline.com), as well as the computer games distribution business of Chips & Bits, Inc. (www.chipsbits.com). On June 1, 2002, Chairman Michael S. Egan and Director Edward A. Cespedes became Chief Executive Officer and President of the Company, respectively.

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

On September 1, 2004, the Company acquired SendTec, Inc. ("SendTec"), a direct response marketing services and technology company for a total purchase price of approximately $18.4 million. As more fully discussed in Note 3, "Discontinued Operations - SendTec Inc.,” on October 31, 2005, the Company completed the sale of all of the business and substantially all of the net assets of SendTec for approximately $39.9 million in cash.

As more fully discussed in Note 4, “Acquisition of Tralliance Corporation,” on May 9, 2005, the Company exercised its option to acquire Tralliance Corporation (“Tralliance”), a company which had recently entered into an agreement to become the registry for the “.travel” top-level Internet domain. The Company issued 2,000,000 shares of its Common Stock, warrants to acquire 475,000 shares of its Common Stock and paid $40,000 in cash to acquire Tralliance.

As of December 31, 2005, sources of the Company's revenue from continuing operations were derived principally from the operations of its games related businesses. The Company’s retail VoIP products and services have yet to produce any significant revenue. Tralliance did not begin collecting fees from “.travel” registrars for its services until October 2005.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries from their respective dates of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

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

RESTRICTED CASH

Included in restricted cash in the accompanying consolidated balance sheet at December 31, 2005, was approximately $1,000,000 of cash held in escrow in connection with the October 31, 2005 sale of all of the business and substantially all of the net assets of SendTec (see Note 3, “Discontinued Operations - SendTec, Inc.” for further discussion). In addition, at December 31, 2005 and December 31, 2004, restricted cash included $31,764 and $93,407, respectively, of cash held in escrow for purposes of sweepstakes promotions being conducted by the VoIP telephony division.

MARKETABLE SECURITIES

The Company accounts for its investment in debt and equity securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." All such investments were classified as held-to-maturity as of December 31, 2005 and were being accounted for at amortized cost. At December 31, 2004, investments were accounted for as available-for-sale and were stated at market value, which approximated fair value. The following is a summary of securities:

	December 31, 2005		December 31, 2004
		Amortized
	Cost	Cost Basis	Cost	Fair Value
Commercial Paper	$4,981,666	$4,992,666	$--	$--
Municipal Bond Funds	1,000,000	1,000,071
U.S. Treasury Bills	--	--	42,736	42,736
	5,981,666	5,992,737	42,736	42,736

Less: Amount classified as cash equivalents	5,981,666	5,992,737	--	--
Marketable Securities	$--	$--	$42,736	$42,736

During the years ended December 31, 2005, 2004 and 2003, the Company had no significant gross realized gains or losses on sales of securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of certain of the Company's financial instruments, including cash, cash equivalents, restricted cash, marketable securities, accounts receivable, accounts payable, accrued expenses and short-term deferred revenue, approximate their fair value at December 31, 2005 and 2004 due to their short maturities.

INVENTORY

Inventories are recorded on a first in, first out basis and valued at the lower of cost or market value. The Company's reserve for excess and obsolete inventory as of December 31, 2005 and 2004, was approximately $434,000 and $1,333,000, respectively.

During the years ended December 31, 2005 and 2004, the Company's VoIP telephony services business recorded charges to cost of revenue totaling approximately $71,000 and $1,477,000, respectively, as a result of write-downs required to state its inventory on-hand and related deposits for inventory on order at the lower of cost or market value. As of December 31, 2004, such market values considered certain transactions, completed subsequent to 2004 year-end, as well as the Company's estimate of future unit sales and selling prices of its telephony equipment inventory in its retail VoIP business.

Effective January 31, 2005, the Company formally terminated its contract with a supplier for VoIP telephony handsets and reached an agreement with the supplier to settle the unconditional purchase obligation under such contract (see Note 13, “Commitments and Contingencies,” for further discussion). As a result, the Company recorded charges to cost of revenue which increased the inventory reserves related to its VoIP handset inventory by approximately $300,000 as of December 31, 2004. During the third quarter of 2004, the Company had recorded a $600,000 charge to cost of revenue and a corresponding increase to its reserve for excess and obsolete inventory related to the VoIP handset inventory.

In January 2005, the Company sold essentially all of its VoIP adapter inventory on-hand for $235,000 in cash. As a result, inventory reserves at December 31, 2004 included approximately $356,000 of additional provisions related to cost of revenue charges required to reflect the VoIP adapter inventory at net realizable value. During 2004, the Company also made advance payments of approximately $299,000 towards future purchases of adapter inventory. The Company recorded charges of approximately $77,250 and $221,000 during the years ended December 31, 2005 and 2004, respectively, to write down the value of such deposits on inventory purchases.

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

At December 31, 2005, the Company had no goodwill and had no other intangible assets with indefinite lives. Intangible assets subject to amortization and included in the accompanying consolidated balance sheet as of December 31, 2005, which consist of the values assigned to certain non-compete agreements, are being amortized on a straight-line basis over an estimated useful life of five years. See Note 6, "Impairment Charges," for a discussion of the charges recorded by the Company as a result of the review of goodwill and intangible assets for impairment in connection with the preparation of the accompanying consolidated financial statements as of December 31, 2004.

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

See Note 6, "Impairment Charges," for discussion of impairment charges recorded by the Company as a result of the review of long-lived assets for impairment in connection with the preparation of the accompanying consolidated financial statements as of December 31, 2004 and for the year then ended.

Property and equipment is stated at cost, net of accumulated depreciation and amortization. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the related assets, as follows:

VoIP network equipment Computer software Other equipment Furniture and fixtures Leasehold improvements	Estimated Useful Lives 3 years 3 years 3 years 3-7 years 3-4 years

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

CONCENTRATION OF CREDIT RISK

Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, marketable securities and trade accounts receivable. The Company maintains its cash and cash equivalents with various financial institutions and invests its funds among a diverse group of issuers and instruments. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information.

Concentration of credit risk in the Company’s Internet services and VoIP telephony services divisions is generally limited due to the large number of customers of these businesses. Two customers of the computer games division represented an aggregate of approximately $231,000, or 51%, of net consolidated accounts receivable as of December 31, 2005.

 REVENUE RECOGNITION

Continuing Operations

COMPUTER GAMES BUSINESSES

Advertising revenue from the sale of print advertisements under short-term contracts in the Company’s magazine publications are recognized at the on-sale date of the magazines.

The Company participates in barter transactions whereby the Company trades marketing data in exchange for advertisements in the publications of other companies. Barter revenue and expenses are recorded at the fair market value of services provided or received, whichever is more readily determinable in the circumstances. Revenue from barter transactions is recognized as income when advertisements or other products are delivered by the Company. Barter expense is recognized when the Company's advertisements are run in other companies' magazines, which typically occurs within one to six months from the period in which barter revenue is recognized. The Company had no barter revenue during the year ended December 31, 2005. Barter revenue represented approximately 2% of consolidated net revenue from continuing operations for each of the years ended December 31, 2004 and 2003.

Newsstand sales of the Company’s magazine publications are recognized at the on-sale date of the magazines, net of provisions for estimated returns. Subscription revenue, which is net of agency fees, is deferred when initially received and recognized as income ratably over the subscription term.

Sales of games and related products from the Company's online store are recognized as revenue when the product is shipped to the customer. Amounts billed to customers for shipping and handling charges are included in net revenue. The Company provides an allowance for returns of merchandise sold through its online store. The allowance for returns provided to date has not been significant.

INTERNET SERVICES

Internet services revenue consists of registration fees for Internet domain registrations, which generally have terms of one year, but may be up to ten years. Such registration fees are reported net of transaction fees paid to an unrelated third party which serves as the registry operator for the Company. Payments of registration fees are deferred when initially received and recognized as revenue on a straight-line basis over the registration terms.

VOIP TELEPHONY SERVICES

VoIP telephony services net revenue represents fees charged to customers for voice services and is recognized based on minutes of customer usage or as services are provided. The Company records payments received in advance for prepaid services as deferred revenue until the related services are provided. Sales of peripheral VoIP telephony equipment are recognized as revenue when the product is shipped to the customer. Amounts billed to customers for shipping and handling charges are included in net revenue.

MARKETING SERVICES -Discontinued Operations

Revenue from the distribution of Internet advertising was recognized when Internet users visited and completed actions at an advertiser's website. Revenue consisted of the gross value of billings to clients, including the recovery of costs incurred to acquire online media required to execute client campaigns. Recorded revenue was based upon reports generated by the Company's tracking software.

Revenue derived from the purchase and tracking of direct response media, such as television and radio commercials, was recognized on a net basis when the associated media was aired. In many cases, the amount the Company billed to clients significantly exceeded the amount of revenue that was earned due to the existence of various "pass-through" charges such as the cost of the television and radio media. Amounts received in advance of media airings were deferred.

Revenue generated from the production of direct response advertising programs, such as infomercials, was recognized on the completed contract method when such programs were complete and available for airing. Production activities generally ranged from eight to twelve weeks and the Company usually collected amounts in advance and at various points throughout the production process. Amounts received from customers prior to completion of commercials were included in deferred revenue and direct costs associated with the production of commercials in process were deferred.

ADVERTISING COSTS

Advertising costs are expensed as incurred and are included in sales and marketing expense. Advertising costs were approximately $386,000, $2,294,000 and $411,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Barter advertising costs were approximately 4% and 2% of total net revenue from continuing operations for the years ended December 31, 2005 and 2003, respectively. The Company incurred no barter advertising costs for the year ended December 31, 2004.

PRODUCT DEVELOPMENT

Product development expenses include salaries and related personnel costs; expenses incurred in connection with website development, testing and upgrades of our computer games websites; editorial and content costs; and costs incurred in the development of our retail VoIP products. Product development costs and enhancements to existing products are charged to operations as incurred.

STOCK-BASED COMPENSATION

The Company has historically followed SFAS No. 123, "Accounting for Stock-Based Compensation," which permitted entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 allowed entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25 ("APB 25") and provide pro forma net earnings (loss) disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 had been applied. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of SFAS No. 123," which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. SFAS No. 148 also requires more prominent and more frequent disclosures in both interim and annual financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS No. 148 as of December 31, 2002 and has continued to apply the measurement provisions of APB No. 25.

The Company has also historically followed FASB Interpretation (“FIN”) No. 44, "Accounting for Certain Transactions Involving Stock Compensation" which provides guidance for applying APB Opinion No 25. With certain exceptions, FIN No. 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation", supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, “Statement of Cash Flows.” The statement eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. The statement also requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and generally requires all companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. The Company has adopted SFAS No. 123R effective January 1, 2006, using a modified version of prospective application in accordance with the statement. This application will require the Company to record compensation expense for all awards granted after the adoption date and for the unvested portion of awards that are outstanding at the date of adoption. The Company expects that the adoption of SFAS No. 123R will result in charges to operating expense of continuing operations of approximately $194,000, $77,000 and $19,000, in the years ended December 31, 2006, 2007 and 2008, related to the unvested portion of outstanding employee stock options at December 31, 2005.

Had the Company determined compensation expense based on the fair value at the grant date for its stock options issued to employees under SFAS No. 123, the Company's historical net loss would have been adjusted to the pro forma amounts indicated below:

	Year Ended December 31,
	2005	2004	2003
Net loss - as reported	$(11,510,048)	$(24,273,201)	$(11,034,397)

Add: Stock-based employee compensation expense included in net loss as reported	502,217	416,472	417,567

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(1,242,169)	(1,606,271)	(1,821,170)

Net loss - pro forma	$(12,250,000)	$(25,463,000)	$(12,438,000)
Basic net loss per share - as reported	$(0.06)	$(0.19)	$(0.49)
Basic net loss per share - pro forma	$(0.07)	$(0.20)	$(0.53)

A total of 5,922,250 stock options were granted during the year ended December 31, 2005 with a per share weighted-average fair value of $0.10 and whose exercise price equaled the market price of the stock on the grant date. A total of 7,749,595 stock options were granted during the year ended December 31, 2004, including 1,490,430 stock options with a per share weighted-average fair value of $0.51 and whose exercise price equaled the market price of the stock on the grant date. A total of 6,259,165 stock options were granted during the year ended December 31, 2004 with an exercise price below the market price of the stock on the grant date and a per share weighted-average fair value of $0.47. The per share weighted-average fair value of stock options granted during 2003 on a total of 3,907,450 options whose exercise price equaled the market price of the stock on the grant date was $0.82. In addition, 500,000 stock options were granted in 2003 with an exercise price below the market price of the stock on the grant date and a per share weighted-average fair value of $1.49.

Fair values of stock options were calculated using the Black Scholes option-pricing method with the following weighted-average assumptions:

	Year Ended December 31,
	2005	2004	2003
Risk-free interest rate	3.00 - 4.00%	3.00%	3.00%
Expected life	3 - 5 years	3 - 5 years	5 years
Volatility	150 -160%	160%	160%
Expected dividend rate	0	0	0

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

NET LOSS PER COMMON SHARE

The Company reports net loss per common share in accordance with SFAS No. 128, "Computation of Earnings Per Share." In accordance with SFAS 128 and the SEC Staff Accounting Bulletin No. 98, basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the conversion of convertible preferred stock and convertible notes (using the if-converted method), if any, and the shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive or if a loss from continuing operations is reported.

During the year ended December 31, 2003, the Company issued equity securities with common stock conversion features which were immediately convertible into Common Stock. As further discussed in Note 10, "Stockholders' Equity," the Company accounted for the issuance of these securities in accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," which resulted in the recognition of non-cash preferred dividends totaling $8,120,000 at the respective dates of the securities' issuance. Net loss applicable to common stockholders was calculated as follows:

	Year Ended December 31,
	2005	2004	2003

Net loss	$(11,510,048)	$(24,273,201)	$(11,034,397)
Beneficial conversion features
of preferred stock and warrants	--	--	(8,120,000)

Net loss applicable to common stockholders	$(11,510,048)	$(24,273,201)	$(19,154,397)

Due to the Company's net losses from continuing operations, the effect of potentially dilutive securities or common stock equivalents that could be issued was excluded from the diluted net loss per common share calculation due to the anti-dilutive effect. Such potentially dilutive securities and common stock equivalents consisted of the following for the periods ended:

	December 31,
	2005	2004	2003
Options to purchase common stock	15,373,000	15,984,000	9,943,000

Common shares issuable upon conversion of Series F Preferred Stock	--	--	16,667,000

Common shares issuable upon conversion of Convertible Notes	68,000,000	--	19,444,000

Common shares issuable upon exercise of Warrants	8,776,000	20,375,000	22,802,000
Total	92,149,000	36,359,000	68,856,000

COMPREHENSIVE INCOME (LOSS)

The Company reports comprehensive income (loss) in accordance with the SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income (loss) generally represents all changes in stockholders' equity during the year except those resulting from investments by, or distributions to, stockholders. The Company's comprehensive loss was approximately $11.5 million, $24.3 million and $11.0 million for the years ended December 31, 2005, 2004 and 2003, respectively, which approximated the Company's reported net loss.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2005, the FASB issued final FASB Staff Position (“FSP”) FAS No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” The FSP provides an alternative method of calculating excess tax benefits from the method defined in SFAS No. 123R for share-based payments. A one-time election to adopt the transition method in this FSP is available to those entities adopting SFAS No. 123R using either the modified retrospective or modified prospective method. Up to one year from the initial adoption of SFAS No. 123R or effective date of the FSP is provided to make this one-time election. However, until an entity makes its election, it must follow the guidance in SFAS No. 123R. The FSP is effective upon initial adoption of SFAS No. 123R and will become effective for the Company in the first quarter of 2006. We are currently evaluating the allowable methods for calculating excess tax benefits and have not determined which method we will adopt, nor the expected impact on our financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting for Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 applies to all voluntary changes in accounting principles and requires retrospective application to prior periods’ financial statements of changes in accounting principles. This statement also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this standard to have a material impact on its financial condition, results of operations or liquidity.

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," an interpretation of FASB Statement No. 143, "Accounting for Asset Retirement Obligations." The interpretation clarifies that the term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The effective date of this interpretation is no later than the end of fiscal years ending after December 15, 2005. The Company believes that currently, it does not have any legal obligations to perform an asset retirement activity which would require the recognition of a liability.

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

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation", supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, “Statement of Cash Flows.” The statement eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. The statement also requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and generally requires all companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. The Company has adopted SFAS No. 123R effective January 1, 2006, using a modified version of prospective application in accordance with the statement. This application requires the Company to record compensation expense for all awards granted after the adoption date and for the unvested portion of awards that are outstanding at the date of adoption. The Company expects that the adoption of SFAS No. 123R will result in charges to operating expense of continuing operations of approximately $194,000, $77,000 and $19,000, in the years ended December 31, 2006, 2007 and 2008, related to the unvested portion of outstanding employee stock options at December 31, 2005.

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

(2) BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. However, the Company has incurred net losses in each of the three years in the period ended December 31, 2005 and has an accumulated deficit of $276,890,461 as of December 31, 2005. In order to assure its longer term financial viability, the Company must complete the development of and successfully implement its new strategic business plan. The Company’s new business plan may include making certain changes which transform its unprofitable businesses into profitable ones, selling or otherwise disposing of businesses or components, acquiring or internally developing new businesses, including Tralliance, and/or raising additional equity capital. Based upon the net cash proceeds received from the completion of the sale of the SendTec business on October 31, 2005, management believes the Company has sufficient liquidity to operate as a going concern through at least the end of 2006. There can be no assurance that the Company will be successful in achieving its goals or that such events will occur.

(3) DISCONTINUED OPERATIONS - SENDTEC, INC.

On August 10, 2005, the Company entered into an Asset Purchase Agreement with RelationServe Media, Inc. ("RelationServe") whereby the Company agreed to sell all of the business and substantially all of the net assets of its SendTec marketing services subsidiary to RelationServe for $37,500,000 in cash, subject to certain net working capital adjustments. On August 23, 2005, the Company entered into Amendment No. 1 to the Asset Purchase Agreement with RelationServe (the “1st Amendment” and together with the original Asset Purchase Agreement, the “Purchase Agreement”). On October 31, 2005, the Company completed the asset sale. Including adjustments to the purchase price related to estimated excess working capital of SendTec as of the date of sale, the Company received an aggregate of $39,850,000 in cash pursuant to the Purchase Agreement.  In accordance with the terms of an escrow agreement established as a source to secure the Company’s indemnification obligations under the Purchase Agreement, $1,000,000 of the purchase price and an aggregate of 2,272,727 shares of theglobe’s unregistered Common Stock (valued at $750,000 pursuant to the terms of the Purchase Agreement based upon the average closing price of the stock in the 10 day period preceding the closing of the sale) were placed into escrow. Any of the shares of Common Stock released from escrow to RelationServe will be entitled to customary “piggy-back” registration rights.

Additionally, as contemplated by the Purchase Agreement, immediately following the asset sale, the Company completed the redemption of 28,879,097 shares of its Common Stock owned by six members of management of SendTec for approximately $11,604,000 in cash pursuant to a Redemption Agreement dated August 23, 2005, (the “Redemption Payment”). Pursuant to a separate Termination Agreement, the Company also terminated and canceled 1,275,783 stock options and the contingent interest in 2,062,785 earn-out warrants held by the six members of management in exchange for approximately $400,000 in cash. The Company also terminated 829,678 stock options of certain other non-management employees of SendTec and entered into bonus arrangements with a number of other non-management SendTec employees for amounts totaling approximately $600,000.

Approximately $4,043,000 of the Redemption Payment was attributed to the “fair value” of the shares of Common Stock redeemed and recorded as treasury shares. The “fair value” for financial accounting purposes was calculated based on the closing price of the Company’s Common Stock as reflected on the OTCBB on August 10, 2005, the date the principal terms of the Redemption Agreement were announced publicly. The closing of the redemption occurred on October 31, 2005. The remaining portion of the Redemption Payment, or approximately $7,561,000, was recorded as a reduction to the gain on the sale of the SendTec business, as the excess of the price paid to redeem the shares over the “fair value” for financial accounting purposes was attributed to the sale in accordance with FASB Technical Bulletin 85-6.

Results of operations for SendTec have been reported separately as “Discontinued Operations” in the accompanying consolidated statements of operations for all periods presented. The assets and liabilities of the SendTec marketing services business which was sold have been included in the captions, “Assets of Discontinued Operations” and “Liabilities of Discontinued Operations” in the accompanying consolidated balance sheet as of December 31, 2004.

The following is a summary of the assets and liabilities of the discontinued operations of SendTec as included in the accompanying consolidated balance sheet as of December 31, 2004:

Assets:
Accounts receivable	$6,620,382
Prepaid and other current assets	683,380
Property and equipment, net	963,757
Goodwill	11,702,317
Non-compete intangible assets	1,680,000
Other assets	15,593
Assets of discontinued operations	$21,665,429
Liabilities:
Accounts payable	$6,383,502
Accrued expenses	1,083,543
Deferred revenue	575,950
Liabilities of discontinued operations	$8,042,995

Summarized financial information for the discontinued operations of SendTec was as follows:

	Year Ended December 31,
	2005	2004
Net revenue, net of intercompany eliminations	$31,872,229	$12,542,241

Income from operations	$1,014,430	$973,368
Provision for income taxes	(945,629)	(370,891)
Income from operations, net of tax	68,801	602,477

Gain on sale of business	15,017,621	--
Provision for income taxes	(13,248,090)	--
Gain on sale, net of tax	1,769,531	--

Net income from discontinued operations, net of taxes	$1,838,332	$602,477

The Company originally acquired SendTec on September 1, 2004. In exchange for all of the issued and outstanding shares of capital stock of SendTec, the Company paid consideration consisting of: (i) $6,000,000 in cash, excluding transaction costs, (ii) the issuance of an aggregate of 17,500,024 shares of the Company's Common Stock, (iii) the issuance of an aggregate of 175,000 shares of Series H Automatically Converting Preferred Stock (which was converted into 17,500,500 shares of the Company's Common Stock effective December 1, 2004), and (iv) the issuance of a subordinated promissory note in the amount of $1,000,009. The Company also issued an aggregate of 3,974,165 replacement options to acquire the Company's Common Stock for each of the issued and outstanding options to acquire SendTec shares held by the former employees of SendTec.

The SendTec purchase price allocation was as follows:

Cash	$3,610,000
Accounts receivable	5,534,000
Other current assets	194,000
Fixed assets	1,031,000
Non-compete agreements	1,800,000
Goodwill	11,710,000
Other assets	124,000
Assumed liabilities	(5,605,000)
$18,398,000

In addition, warrants to acquire shares of the Company’s Common Stock would be issued to the former shareholders of SendTec when and if SendTec exceeded forecasted operating income, as defined, of $10.125 million, for the year ended December 31, 2005. The number of earn-out warrants issuable ranged from an aggregate of approximately 250,000 to 2,500,000 (if actual operating income exceeded the forecast by at least 10%). Pursuant to the Termination Agreement mentioned above, the contingent interest in 2,062,785 of the earn-out warrants was canceled effective October 31, 2005. The remainder of the earn-out warrants expired on December 31, 2005, as the operating income target was not achieved.

As part of the SendTec acquisition transaction, certain executives of SendTec entered into new employment agreements with SendTec. The employment agreements each had a term of five years and contained certain non-compete provisions for periods as specified by the agreements. The $1,800,000 value assigned to the non-compete agreements was being amortized on a straight-line basis over five years. Pursuant to the Termination Agreement mentioned above, the employment agreements were terminated effective October 31, 2005 and the unamortized balance of the non-compete intangible was charged to discontinued operations’ expense.

(4) ACQUISITION OF TRALLIANCE CORPORATION

On February 25, 2003, the Company entered into a Loan and Purchase Option Agreement, as amended, with Tralliance, an Internet related business venture, pursuant to which it agreed to fund, in the form of a loan, at the discretion of the Company, Tralliance's operating expenses and obtained the option to acquire all of the outstanding capital stock of Tralliance in exchange for, when and if exercised, $40,000 in cash and the issuance of an aggregate of 2,000,000 unregistered restricted shares of the Company's Common Stock (the "Option"). The Loan was secured by a lien on the assets of the venture. On May 5, 2005, Tralliance and the Internet Corporation for Assigned Names and Numbers ("ICANN") entered into an agreement designating Tralliance as the registry for the ".travel" top-level domain. On May 9, 2005, the Company exercised its option to acquire all of the outstanding capital stock of Tralliance. The purchase price consisted of the issuance of 2,000,000 shares of the Company’s Common Stock, warrants to acquire 475,000 shares of the Company’s Common Stock and $40,000 in cash. The warrants are exercisable for a period of five years at an exercise price of $0.11 per share. As part of the transaction, 10,000 shares of the Company’s Common Stock were also issued to a third party in payment of a finder's fee resulting from the acquisition. The Common Stock issued as a result of the acquisition of Tralliance is entitled to certain "piggy-back" registration rights. In addition, as part of the transaction, the Company agreed to pay approximately $154,000 in outstanding liabilities of Tralliance immediately after the closing of the acquisition.

The preliminary Tralliance purchase price allocation was as follows:

Cash	$54,000
Other current assets	6,000
Intangible assets	790,000
Assumed liabilities	(370,000)
Deferred tax liability	(226,000)
$254,000

Upon acquisition, the existing CEO and CFO of Tralliance entered into employment agreements, which include certain non-compete provisions, whereby each would agree to remain in the employ of Tralliance for a period of two years in exchange for annual base compensation totaling $200,000 to each officer, plus participation in a bonus pool based upon the pre-tax income of the venture.

The value assigned to the intangible assets acquired is being amortized on a straight-line basis over a five year estimated useful life. Annual amortization expense of the intangible assets is estimated to be: $188,211 in 2006; $158,047 for each of 2007 through 2009 and $52,683 in 2010. The related accumulated amortization as of December 31, 2005 was $75,201 which was equivalent to amortization expense for the year ended December 31, 2005.

Advances to Tralliance totaled $1,281,500 prior to its acquisition by the Company. Due to the uncertainty of the ultimate collectibility of the Loan, the Company had historically provided a reserve equal to the full amount of the funds advanced to Tralliance. For the years ended December 31, 2005, 2004 and 2003, additions to the reserve of $280,000, $506,500 and $495,000, respectively, were included in other expense in the accompanying consolidated statements of operations.

The following unaudited pro forma condensed consolidated results of operations for the years ended December 31, 2005 and 2004 assume the acquisition of Tralliance occurred as of January 1, 2004. The unaudited pro forma information is not necessarily indicative of what the actual results of operations of the combined company would have been had the acquisition occurred on January 1, 2004, nor is it necessarily indicative of future results.

	2005	2004
Year ended December 31,
Net revenue from continuing operations	$2,395,000	$3,499,000
Loss from continuing operations	(13,386,000)	(25,115,000)
Net loss	(11,548,000)	(24,513,000)

Basic and diluted net loss per common share:
Loss from continuing operations	$(0.07)	$(0.19)
Net loss	(0.06)	(0.19)

(5) ACQUISITION OF DIRECT PARTNER TELECOM, INC.

On May 28, 2003, the Company completed the acquisition of Direct Partner Telecom, Inc. ("DPT"), a company engaged in VoIP telephony services, in exchange for 1,375,000 shares of the Company's Common Stock and the issuance of warrants to acquire 500,000 shares of the Company's Common Stock. The warrants are exercisable any time before May 23, 2013 at an exercise price of $0.72 per share. In addition, the former shareholders of DPT would earn additional warrants to acquire up to 2,750,000 shares of the Company's Common Stock at an exercise price of $0.72 per share if DPT achieved certain revenue and earnings targets over approximately the three years following the acquisition date. Effective March 31, 2005, an aggregate of 1,250,000 of the earn-out warrants were forfeited as performance targets had not been achieved for the first two fiscal year periods. The remaining 1,500,000 of the warrants will be forfeited effective March 31, 2006, as performance targets for the final fiscal year period will not be achieved. In addition, as part of the transaction, the Company agreed to repay loans totaling $600,000 to certain of the former shareholders of DPT, including $500,000 immediately after the closing of the acquisition. The Company issued promissory notes for $100,000, with a two-year maturity and interest at prime, for the balance. The $100,000 in promissory notes were repaid in June 2005.

The total purchase price of DPT was allocated as follows:

Cash	$61,000
Accounts receivable	155,000
Fixed assets	196,000
Non-compete agreement	375,000
Goodwill	577,000
Assumed debt to former
Shareholders	(600,000)
Other assumed liabilities	(126,000)
$638,000

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

As discussed in Note 1, as a result of decisions made during the first quarter of 2004, the Company performed a review of its long-lived assets for impairment. As a result, effective December 31, 2003, the Company wrote-off the goodwill and the unamortized balance of the non-compete agreement arising from the acquisition of DPT which then totaled $908,384. Amortization expense of the non-compete agreement totaled $43,750 in 2003. The former Chief Executive Officer of DPT terminated his employment with the Company effective May 2004.

The following unaudited pro forma condensed consolidated results of operations for the year ended December 31, 2003 assumes the acquisition of DPT occurred as of January 1, 2003. The unaudited pro forma information is not necessarily indicative of the results of operations of the combined company had these events occurred at the beginning of the period presented, nor is it necessarily indicative of future results.

Year ended December 31, 2003,

Net revenue from continuing operations	$6,076,000
Net loss	(11,116,000)

Basic and diluted net loss per common share	$(0.50)

(6) IMPAIRMENT CHARGES

As a result of the significant operating and cash flow losses incurred by the Company's VoIP telephony services division during 2004 and 2003, coupled with management's projection of continued losses in the foreseeable future, the Company performed an evaluation of the recoverability of the division's long-lived assets during the first quarter of 2005 in connection with the preparation of its 2004 consolidated financial statements. The evaluation indicated that the carrying value of certain of the division's long-lived assets exceeded the fair value of such assets, as measured by quoted market prices or other management estimates. As a result, the Company recorded an impairment charge of $1,661,975 in the accompanying statement of operations for the year ended December 31, 2004. The impairment charge included the write-off of the carrying value of amounts previously capitalized by the division as internal-use software, website development costs, acquired technology and patent costs, as well as certain other assets.

During the first quarter of 2004, the Company's management decided to suspend DPT's wholesale business and to dedicate the DPT physical and intellectual assets to its retail VoIP business. As a result, the Company reviewed the long-lived assets associated with the wholesale VoIP business for impairment. Goodwill of $577,134 and the unamortized balance of the non-compete intangible asset of $331,250 recorded in connection with the May 2003 acquisition of DPT were written off and recorded as an impairment loss in the accompanying statement of operations for the year ended December 31, 2003. Refer to Note 5, "Acquisition of Direct Partner Telecom, Inc.," for a discussion of the purchase of DPT.

(7) INTANGIBLE ASSETS

As discussed in Note 4, “Acquisition of Tralliance Corporation,” upon the May 9, 2005 acquisition of Tralliance, the existing CEO and CFO of Tralliance entered into employment agreements which include certain non-compete provisions as specified by the agreements. At December 31, 2005, intangible assets consist of the $790,236 value assigned to the non-compete agreements which is being amortized on a straight-line basis over five years. Accumulated amortization as of December 31, 2005 totaled $75,201.

As discussed in Note 6, "Impairment Charges," the Company performed an evaluation of the recoverability of the long-lived assets of its VoIP telephony services division. As a result, effective December 31, 2004, the Company wrote-off the unamortized balance of its digital telephony intangible assets which totaled $192,106. Such assets consisted of certain VoIP assets which were recorded at the value assigned to the warrants to acquire 1,750,000 shares of the Company's Common Stock issued in connection with the acquisition of the assets on November 14, 2002, as well as patent application costs.

During the year ended December 31, 2005, intangible asset amortization totaled $75,201. During the year ended December 31, 2004, intangible asset amortization totaled $102,834 which represented amortization related to the VoIP intangible assets prior to their write-off as of December 31, 2004. Intangible asset amortization expense totaled $72,182 for the year ended December 31, 2003, including $43,750 of amortization related to the non-compete agreement recorded in connection with the acquisition of DPT. As discussed in Note 6, “Impairment Charges,” the Company wrote-off the $331,250 unamortized balance of the non-compete agreement as of December 31, 2003.

As of December 31, 2005, annual amortization expense of intangible assets is projected to be: $188,211 in 2006; $158,047 for each of 2007 through 2009 and $52,683 in 2010.

(8) PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2005	2004
VoIP network equipment and software	$3,056,971	$2,929,051
Other equipment	870,706	829,819
Capitalized software costs	262,349	134,986
Land and building	--	181,110
Furniture and fixtures	202,813	202,813
Leasehold improvements	7,007	7,007
	4,399,846	4,284,786

Less: Accumulated depreciation and amortization	2,944,193	1,842,173
	$1,455,653	$2,442,613

See Note 6, "Impairment Charges," for a discussion of write-offs recorded during 2004 in connection with the Company's evaluation of the recoverability of the VoIP telephony services division's long-lived assets. The 2004 impairment charge included the write-off of the carrying value of amounts previously capitalized by the division as internal-use software and website development costs, as well as certain other property and equipment, which totaled $1,469,869.

(9) DEBT

Debt consisted of the following:

	December 31,
	2005	2004
10% Convertible Promissory Notes; due on demand	$3,400,000	$--

4% Subordinated promissory note; interest and principal due September 1, 2005; repaid October 2005	--	1,000,009

Promissory notes issued in connection with the acquisition of DPT; interest and principal due
May 2005; interest at prime rate (5.25% at December 31, 2004); repaid June 2005	--	100,000

Mortgage note payable; interest payable monthly at 9%; principal due September 2006; repaid December 2005	--	73,351

Related party obligations payable in Canadian dollars; due in monthly installments of principal and interest approximating $3,600 through September 2006; interest at prime plus 2-3%	28,447	69,233

Financing of computer software and related maintenance costs; quarterly installments of principal and interest approximating $21,400 through September 2005; repaid September 2005	--	61,809
	3,428,447	1,304,402
Less: short-term portion	3,428,447	1,277,405
Long-term portion	$--	$26,997

On April 22, 2005, E&C Capital Partners, LLLP and E&C Capital Partners II, LLLP (the "Noteholders"), entities controlled by the Company's Chairman and Chief Executive Officer, entered into a Note Purchase Agreement (the "Agreement") with theglobe pursuant to which they acquired secured demand convertible promissory notes (the "Convertible Notes") in the aggregate principal amount of $1,500,000. Under the terms of the Agreement, the Noteholders were also granted the optional right, for a period of 90 days from the date of the Agreement, to purchase additional Convertible Notes such that the aggregate principal amount of Convertible Notes issued under the Agreement could total $4,000,000 (the "Option"). On June 1, 2005, the Noteholders exercised a portion of the Option and acquired an additional $1,500,000 of Convertible Notes. On July 18, 2005, the Noteholders exercised the remainder of the Option and acquired an additional $1,000,000 of Convertible Notes.

The Convertible Notes are convertible at the option of the Noteholders into shares of the Company's Common Stock at an initial price of $0.05 per share. Through December 31, 2005, an aggregate of $600,000 of Convertible Notes were converted by the Noteholders into an aggregate of 12,000,000 shares of the Company’s Common Stock. Assuming full conversion of all Convertible Notes which remain outstanding as of December 31, 2005, an additional 68,000,000 shares of the Company's Common Stock would be issued to the Noteholders. The Convertible Notes provide for interest at the rate of ten percent per annum and are secured by a pledge of substantially all of the assets of the Company. The Convertible Notes are due and payable five days after demand for payment by the Noteholders.

As the Notes were immediately convertible into common shares of the Company at issuance, an aggregate of $4,000,000 of non-cash interest expense was recorded during the year ended December 31, 2005 as a result of the beneficial conversion features of the Convertible Notes. The value attributed to the beneficial conversion features was calculated by comparing the fair value of the underlying common shares of the Convertible Notes on the date of issuance based on the closing price of theglobe's Common Stock as reflected on the OTCBB to the conversion price and was limited to the aggregate proceeds received from the issuance of the Convertible Notes.

Effective October 12, 2005, the maturity date of the Company’s mortgage payable was extended to September 30, 2006. The property securing the mortgage was sold on December 6, 2005 and the mortgage was paid in full.

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

On February 2, 2004, our Chairman and Chief Executive Officer and his spouse, entered into a Note Purchase Agreement with the Company pursuant to which they acquired a demand convertible promissory note (the "Bridge Note") in the aggregate principal amount of $2,000,000. The Bridge Note was convertible into shares of the Company's Common Stock. The Bridge Note provided for interest at the rate of ten percent per annum and was secured by a pledge of substantially all of the assets of the Company. Such security interest was shared with the holders of the Company's $1,750,000 Secured Convertible Notes issued to E&C Capital Partners, LLLP and certain affiliates of our Chairman and Chief Executive Officer. In addition, the Chairman and Chief Executive Officer and his spouse were issued a warrant to acquire 204,082 shares of the Company's Common Stock at an exercise price of $1.22 per share. The Warrant is exercisable at any time on or before February 2, 2009. The exercise price of the Warrant, together with the number of shares for which such Warrant is exercisable, is subject to adjustment upon the occurrence of certain events.

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

On May 22, 2003, E&C Capital Partners, LLLP, together with certain affiliates of Michael S. Egan, entered into a Note Purchase Agreement with the Company pursuant to which they acquired convertible promissory notes (the "Secured Convertible Notes") in the aggregate principal amount of $1,750,000. The Secured Convertible Notes were convertible at anytime into a maximum of approximately 19,444,000 shares of the Company's Common Stock at a blended rate of $0.09 per share. The Secured Convertible Notes had a one year maturity date and were secured by a pledge of substantially all of the assets of the Company. The Secured Convertible Notes provided for interest at the rate of ten percent per annum, payable semi-annually. Effective October 3, 2003, the holders of the Secured Convertible Notes waived the right to receive accrued interest payable in shares of the Company's Common Stock. Additionally, each of the holders of the Secured Convertible Notes agreed to defer receipt of interest until June 1, 2004. Additional interest at ten percent per annum accrued on any interest amounts deferred.

In addition, E&C Capital Partners, LLLP was issued a warrant (the "Warrant") to acquire 3,888,889 shares of the Company's Common Stock at an exercise price of $0.15 per share. The Warrant was exercisable at any time on or before May 22, 2013. An allocation of the proceeds received from the issuance of the Secured Convertible Notes was made between the debt instruments and the Warrant by determining the pro-rata share of the proceeds for each by comparing the fair value of each security issued to the total fair value. The fair value of the Warrant was determined using the Black Scholes model. The fair value of the Secured Convertible Notes was determined by measuring the fair value of the common shares on an "as-converted" basis. As a result, $290,500 was allocated to the Warrant and recorded as a discount on the debt issued and additional paid in capital. The value of the beneficial conversion feature of the Secured Convertible Notes was calculated by comparing the fair value of the underlying common shares of the Secured Convertible Notes on the date of issuance based on the closing price of our Common Stock as reflected on the OTCBB to the "effective" conversion price. This resulted in a preferential conversion discount, limited to the previously discounted value of the Secured Convertible Notes, of $1,459,500, which was recorded as interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2003, as the Secured Convertible Notes were immediately convertible into common shares.

In connection with the March 2004 private offering of the Company’s Common Stock discussed in Note 10, “Stockholders’ Equity”, E&C Capital Partners, LLLP, converted the $1,750,000 of Secured Convertible Notes and exercised (on a “cashless” basis) the 3,888,889 Warrant issued in connection with the $1,750,000 Secured Convertible Notes.

(10) STOCKHOLDERS' EQUITY

On December 31, 2005, the Company’s Board of Directors authorized the retirement of 699,281 common shares held in treasury.

As discussed in Note 3, "Discontinued Operations - SendTec, Inc.," the Company completed the sale of the business and substantially all of the net assets of its SendTec marketing services subsidiary on October 31, 2005. As contemplated by the Purchase Agreement, immediately following the asset sale, the Company completed the redemption of 28,879,097 shares of its Common Stock owned by six members of management of SendTec for approximately $11,604,000 in cash pursuant to a Redemption Agreement dated August 23, 2005 (the “Redemption Payment”). Approximately $4,043,000 of the Redemption Payment was attributed to the “fair value” of the shares of Common Stock redeemed and recorded as treasury shares. The “fair value” for financial accounting purposes was calculated based on the closing price of the Company’s Common Stock as reflected on the OTCBB on August 10, 2005, the date the principal terms of the Redemption Agreement were announced publicly. The closing of the redemption occurred on October 31, 2005. The remaining portion of the Redemption Payment, or approximately $7,561,000, was recorded as a reduction to the gain on the sale of the SendTec business, as the excess of the price paid to redeem the shares over the “fair value” for financial accounting purposes was attributed to the sale in accordance with FASB Technical Bulletin 85-6. The 28,879,097 common shares redeemed were retired effective October 31, 2005. Pursuant to a separate Termination Agreement, the Company also terminated and canceled 1,275,783 stock options and the contingent interest in 2,062,785 earn-out warrants held by the six members of management in exchange for approximately $400,000 in cash.

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

The Company originally acquired SendTec on September 1, 2004. In exchange for all of the issued and outstanding shares of capital stock of SendTec the Company paid consideration consisting of: (i) $6,000,000 in cash, excluding transaction costs, (ii) the issuance of an aggregate of 17,500,024 shares of the Company's Common Stock, (iii) the issuance of an aggregate of 175,000 shares of Series H Automatically Converting Preferred Stock (which was converted into 17,500,500 shares of the Company's Common Stock effective December 1, 2004, the effective date of the amendment to the Company’s certificate of incorporation increasing its authorized shares of Common Stock from 200,000,000 shares to 500,000,000 shares), and (iv) the issuance of a subordinated promissory note in the amount of $1,000,009.

As more fully described in Note 4, “Acquisition of Tralliance Corporation,” on May 9, 2005, the Company exercised its option to acquire all of the outstanding capital stock of Tralliance. The purchase price consisted of the issuance of 2,000,000 shares of the Company’s Common Stock and warrants to acquire 475,000 shares of the Company’s Common Stock, as well as the payment of $40,000 in cash. The warrants are exercisable for a period of five years at an exercise price of $0.11 per share. The Common Stock issued as a result of the acquisition of Tralliance is entitled to certain “piggy-back” registration rights.

Reference should be made to Note 9, “Debt,” for the discussion of a Note Purchase Agreement entered into by certain related parties and theglobe on April 22, 2005, providing for the issuance of an aggregate of $4,000,000 of Convertible Notes. The Convertible Notes are convertible at the option of the Noteholders into shares of the Company's Common Stock at an initial price of $0.05 per share. Through December 15, 2005, an aggregate of $600,000 of Convertible Notes had been converted by the Noteholders into an aggregate of 12,000,000 shares of the Company’s Common Stock. Assuming full conversion of all of the Convertible Notes which remain outstanding as of December 31, 2005, 68,000,000 shares of the Company’s Common Stock would be issued to the Noteholders.

In March 2004, theglobe completed a private offering of 333,816 units (the "Units") for a purchase price of $85 per Unit (the "Private Offering"). Each Unit consisted of 100 shares of the Company's Common Stock, $0.001 par value, and warrants to acquire 50 shares of the Company's Common Stock (the "Warrants"). The Warrants are exercisable for a period of five years commencing 60 days after the initial closing at an initial exercise price of $0.001 per share. The aggregate number of shares of Common Stock issued in the Private Offering was 33,381,647 shares for an aggregate consideration of $28,374,400, or approximately $0.57 per share assuming the exercise of the 16,690,824 Warrants. As of December 31, 2005, approximately 510,000 of the Warrants remain outstanding.

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

Halpern Capital, Inc., acted as placement agent for the Private Offering, and was paid a commission of $1.2 million and issued a warrant to acquire 1,000,000 shares of Common Stock at $0.001 per share. As of December 31, 2005, all of the shares underlying the warrant had been issued.

In connection with the Private Offering, Michael S. Egan, our Chairman, Chief Executive Officer and principal stockholder, together with certain of his affiliates, including E&C Capital Partners, LLLP, converted a $2,000,000 Convertible Bridge Note, $1,750,000 of Secured Convertible Notes and all of the Company's outstanding shares of Series F Preferred Stock, and exercised (on a "cashless" basis) all of the warrants issued in connection with the foregoing $1,750,000 Secured Convertible Notes and Series F Preferred Stock, together with certain warrants issued to Dancing Bear Investments, Inc., an affiliate of Mr. Egan. As a result of such conversions and exercises, the Company issued an aggregate of 48,775,909 additional shares of Common Stock.

On July 2, 2003, the Company completed a private offering of 17,360 shares of Series G Automatically Converting Preferred Stock ("Series G Preferred Stock") and warrants to acquire 3,472 shares of Series G Preferred Stock at a purchase price of $500 per share for a total of $8,680,000 in gross proceeds. Each share of Series G Preferred Stock was automatically converted into 1,000 shares of theglobe's Common Stock on July 29, 2003, the effective date of the amendment to the Company's certificate of incorporation increasing its authorized shares of Common Stock from 100,000,000 shares to 200,000,000 shares (the "Capital Amendment"). Similarly, upon the effective date of the Capital Amendment, each warrant to acquire a share of the Series G Preferred Stock was automatically converted into a warrant to acquire 1,000 shares of Common Stock. The warrants are exercisable for a period of five years at an initial exercise price of $1.39 per share. A total of 17,360,000 shares of Common Stock were issued pursuant to the Series G Preferred Stock private offering, while, subject to certain adjustment mechanisms, a total of 3,472,000 shares of Common Stock will be issuable upon exercise of the associated warrants.

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

As more fully discussed in Note 9, "Debt," on May 22, 2003, Secured Convertible Notes totaling $1,750,000 were issued to E&C Capital Partners, LLLP together with certain affiliates of Michael S. Egan. The Secured Convertible Notes were convertible at anytime into a maximum of approximately 19,444,000 shares of the Company's Common Stock at a blended rate of $0.09 per share. In addition, E&C Capital Partners, LLLP was issued a warrant to acquire 3,888,889 shares of the Company's Common Stock at an exercise price of $0.15 per share. The warrant was exercisable at any time on or before May 22, 2013.

On March 28, 2003, E&C Capital Partners, LLLP entered into a Preferred Stock Purchase Agreement with the Company (the "Preferred Stock Investment"), whereby E&C Capital Partners, LLLP received 333,333 shares of Series F Preferred Stock convertible into shares of the Company's Common Stock at a price of $0.03 per share. If fully converted, and without regard to the anti-dilutive adjustment mechanisms applicable to the Series F Preferred Stock, an aggregate of approximately 16,667,000 shares of Common Stock could be issued. The Series F Preferred Stock had a liquidation preference of $1.50 per share (and thereafter participates with the holders of Common Stock on an "as-converted" basis), included a dividend at the rate of 8% per annum and entitled the holder to vote on an "as-converted" basis with the holders of Common Stock. In addition, as part of the $500,000 investment, E&C Capital Partners, LLLP received warrants to purchase 3,333,333 shares of the Company's Common Stock at an exercise price of $0.125 per share. The warrants were exercisable at any time on or before March 28, 2013.

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

(11) STOCK OPTION PLANS

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

A total of 5,922,250 stock options were granted during the year ended December 31, 2005, including grants of 775,000 stock options to non-employees. Options were granted during 2004 for a total of 7,749,595 shares of Common Stock, including grants of 415,000 stock options to non-employees. During 2003, a total of 4,407,450 stock options were granted, of which 500,000 options were granted pursuant to an individual nonqualified stock option agreement and not pursuant to any of the plans described above.

As discussed in Note 3, "Discontinued Operations - SendTec, Inc.," pursuant to the agreement and plan of merger in connection with the acquisition of SendTec on September 1, 2004, the Company issued an aggregate of 3,974,165 replacement options to acquire shares of theglobe's Common Stock for each of the issued and outstanding options to acquire shares of SendTec common stock held by employees of SendTec. Of these replacement options, 3,273,668 had exercise prices of $0.06 and 700,497 had exercise prices of $0.27 per share. The Company also granted an aggregate of 225,000 options to employees of SendTec and 25,000 options to a consultant of SendTec at an exercise price of $0.34 per share under similar terms as other stock option grants of theglobe. Additionally, the Company granted 1,000,000 stock options at an exercise price of $0.27 per share in connection with the establishment of a bonus option pool pursuant to which various employees of SendTec could vest in such options if SendTec exceeded certain forecasted operating income targets for the year ending December 31, 2005.

As a result of the sale of the SendTec business on October 31, 2005, and pursuant to a Termination Agreement, the Company terminated and canceled 1,275,783 stock options and the contingent interest in 2,062,785 earn-out warrants held by the six members of management in exchange for approximately $400,000 in cash. The Company also terminated 829,678 stock options of certain other non-management employees of SendTec and entered into bonus arrangements with a number of other non-management SendTec employees for amounts totaling approximately $600,000. Remaining outstanding stock options related to the bonus option pool which was established as of the acquisition, totaling 477,000 options, were also terminated as the forecasted operating income targets for the year ended December 31, 2005 had not been achieved.

The Company has historically applied APB Opinion No. 25 in accounting for grants to employees pursuant to stock option plans and, accordingly, compensation cost of $20,987 was recorded to operating expenses of continuing operations during the year ended December 31, 2005, primarily related to vesting of prior year employee option grants with below-market exercise prices. During the years ended December 31, 2004 and 2003, compensation cost of $188,450 and $233,750, respectively, was charged to operating expenses of continuing operations for stock options granted to employees at exercise prices below fair market value. In addition, $28,000, $17,188 and $152,884 of stock compensation expense was recorded during the years ended December 31, 2005, 2004 and 2003, respectively, as a result of the accelerated vesting of stock options issued to certain terminated employees. Compensation cost charged to operating expenses of continuing operations in connection with stock options granted in recognition of services rendered by non-employees was $176,050, $463,046 and $225,609, for the years ended December 31, 2005, 2004 and 2003, respectively.

In 2000, the Company repriced a group of stock options issued to its employees. The Company has accounted for these re-priced stock options using variable accounting in accordance with FIN No. 44. No compensation expense was recorded in connection with the re-priced stock options during the year ended December 31, 2005. The stock based compensation recorded in connection with these re-priced stock options was a credit of $22,668 for the year ended December 31, 2004 and expense of $30,933 for the year ended December 31, 2003. At December 31, 2005, a total of 29,060 options remained outstanding which were being accounted for in accordance with FIN No. 44.

Stock option activity during the periods indicated was as follows:

			Weighted
	Options	Total	Average
	Vested	Options	Exercise Price
Outstanding at December 31, 2002		5,971,440	$0.63

Granted		4,407,450	0.80
Exercised		(429,000)	0.28
Canceled		(7,080)	1.07

Outstanding at December 31, 2003	8,475,232	9,942,810	0.72

Granted		7,749,595	0.30
Exercised		(639,000)	0.29
Canceled		(1,069,220)	0.96

Outstanding at December 31, 2004	11,784,625	15,984,185	0.51

Granted		5,922,250	0.13
Exercised		(2,001,661)	0.08
Repurchased		(2,105,461)	0.15
Canceled		(2,426,210)	0.60

Outstanding at December 31, 2005	13,822,197	15,373,103	$0.46

Options available at December 31, 2003		1,359,177

Options available at December 31, 2004		10,203,732

Options available at December 31, 2005		7,995,732

The weighted average exercise prices and remaining lives of outstanding stock options and weighted average exercise prices of vested stock options as of December 31, 2005 were as follows:

		Options Outstanding		Options Vested
		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
Range	Outstanding	Life	Price	Vested	Price
$ .02 - $ .02	4,875,000	6.6	$0.02	4,875,000	$0.02
.035 - .035	200,000	6.4	0.035	200,000	0.035
.04 - .05	47,500	6.2	0.05	44,698	0.05
.06 - .06	303,035	7.6	0.06	198,890	0.06
.11 - .13	5,539,625	9.3	0.12	4,627,498	0.12
.14 - .18	145,000	7.8	0.15	120,000	0.15
.22 - .34	289,323	7.8	0.30	151,309	0.29
.38 - .49	469,480	8.7	0.42	440,112	0.42
.52 - .54	318,000	8.6	0.52	168,000	0.52
.56 - .56	1,650,000	7.4	0.56	1,650,000	0.56
.63 - .65	85,000	7.4	0.63	74,380	0.63
.90 - 1.00	230,000	8.1	0.97	210,631	0.98
1.14 - 1.29	186,000	4.9	1.21	172,576	1.22
1.33 - 1.47	75,000	7.6	1.36	67,500	1.36
1.50 - 1.52	456,500	7.8	1.50	317,963	1.50
1.59 - 1.59	12,640	4.2	1.59	12,640	1.59
1.72 - 2.50	38,500	5.3	2.25	38,500	2.25
4.50 - 6.69	332,500	2.7	4.69	332,500	4.69
15.75 - 15.75	120,000	3.0	15.75	120,000	15.75
	15,373,103			13,822,197

(12) INCOME TAXES

The total provision (benefit) for income taxes is summarized as follows:

	Year Ended December 31,
	2005	2004	2003
Continuing operations	$(13,613,538)	$(370,891)	$--
Discontinued operations	14,193,719	370,891	--
	$580,181	$--	$--

The benefit attributable to the loss from continuing operations before income taxes was as follows:

	Year Ended December 31,
	2005	2004	2003
Current:
Federal	$--	$--	$--
State	--	--	--
	--	--	--
Deferred:
Federal	(12,193,647)	(332,207)	--
State	(1,419,891)	(38,684)	--
	(13,613,538)	(370,891)	--
(Benefit) for income taxes	$(13,613,538)	$(370,891)	$--

The following is a reconciliation of the federal income tax benefit at the federal statutory rate to the Company’s tax benefit attributable to continuing operations:

	Year Ended December 31,
	2005	2004	2003
Statutory federal income tax rate	34.00%	34.00%	34.00%
Beneficial conversion interest	(5.04)	(0.29)	--
Nondeductible items	(2.19)	(0.05)	(0.19)
State income taxes, net of federal benefit	3.96	3.96	6.00
Change in valuation allowance	19.92	(20.17)	(36.08)
Change in effective tax rate	--	(11.52)	--
Other	(0.15)	(4.46)	(3.73)
Effective tax rate	50.50%	1.47%	--%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are presented below.

	December 31,	December 31,
	2005	2004
Deferred tax assets (liabilities):
Net operating loss carryforwards	$55,862,000	$61,300,000
Issuance of warrants	922,000	1,052,000
Allowance for doubtful accounts	48,000	483,000
Inventory reserve	164,000	661,000
AMT tax credit	313,000	--
Depreciation and amortization	(104,000)	46,000
Other	203,000	258,000
Total gross deferred tax assets	57,408,000	63,800,000
Less: valuation allowance	(57,408,000)	(63,800,000)
Total net deferred tax assets	$--	$--

Because of the Company's lack of earnings history, the net deferred tax assets have been fully offset by a 100% valuation allowance. The valuation allowance for net deferred tax assets was $57.4 million and $63.8 million as of December 31, 2005 and 2004, respectively. The net change in the total valuation allowance was $6.4 million and $5.0 million for the years ended December 31, 2005 and 2004, respectively. The Company had a tax benefit in 2005 of $13.6 million resulting from the effect of changes in the valuation assessment of current and prior year net operating losses, due to the sale of SendTec.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets, which consist of tax benefits primarily from net operating loss carryforwards, is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Of the total valuation allowance of $57.4 million as of December 31, 2005, subsequently recognized tax benefits, if any, in the amount of $6.4 million will be applied directly to contributed capital.

At December 31, 2005, the Company had net operating loss carryforwards available for U.S. tax purposes of approximately $147.2 million. These carryforwards expire through 2025. Under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), the utilization of net operating loss carryforwards may be limited under the change in stock ownership rules of the Code. Due to various significant changes in our ownership interests, as defined in the Internal Revenue Code of 1986, as amended, commencing in August 1997 through our most recent issuance of convertible notes in July 2005, and assuming conversion of such notes, the Company may have substantially limited or eliminated the availability of its net operating loss carryforwards. There can be no assurance that the Company will be able to avail itself of any net operating loss carryforwards.

(13) COMMITMENTS AND CONTINGENCIES

NETWORK COMMITMENTS

The Company and its subsidiaries are a party to various network service agreements which provide for specified services, including the use of secure data transmission facilities, capacity and other network carrier services. The term of the agreements are generally for one year, with the term of several agreements extending beyond one year. Certain of the agreements contain early cancellation penalties. Commitments under such network service agreements, exclusive of regulatory taxes, fees and charges, are as follows:

Year ending December 31:
2006	$1,062,000
2007	496,000
2008	3,000
$1,561,000

REGISTRY COMMITMENTS

Tralliance has entered into various agreements with unrelated third parties for the outsourcing of certain registry functions. Fees for some of these services vary based on transaction levels, but the agreements generally provide for annual payments, and in the case of one agreement specifies minimum payments of $100,000 annually. The term of the agreement which specifies the minimum payment of $100,000 annually continues for as long as the agreement designating Tralliance as the sole registry for the “.travel” top-level domain by the Internet Corporation for Assigned Names and Numbers (“ICANN”) is in effect, including any renewal periods. The initial term of the agreement with ICANN is ten years. Commitments under such registry agreements are as follows:

Year ending December 31:
2006	$250,000
2007	250,000
2008	201,000
2009	110,000
2010	110,000
Thereafter	504,000
$1,425,000

PURCHASE OBLIGATIONS

Effective January 31, 2005, the Company formally terminated its contract with a supplier of VoIP telephony handsets and agreed to settle the unconditional purchase obligation under such contract, which totaled approximately $3,000,000. The settlement provided for (i) a cash payment of $200,000, (ii) the return of 35,000 VoIP handset units from the Company's inventory, and (iii) the issuance of 300,000 shares of the Company’s Common Stock. The value attributed to the loss on the settlement of the contractual obligation of $406,750 has been included in the accompanying consolidated statement of operations for the year ended December 31, 2004.

EMPLOYMENT AGREEMENTS

On August 1, 2003, the Company entered into employment agreements with its Chairman and Chief Executive Officer, President and Vice President of Finance (its former Chief Financial Officer). The three agreements, which are for a period of one year and automatically extend for one day each day until either party notifies the other not to further extend the employment period, provide for annual base salaries totaling $640,000 (as amended) and annual bonuses based on pre-tax operating income, as defined, for an annual minimum of $100,000 in total. The agreements also provide for severance benefits under certain circumstances, as defined, which in the case of the Chairman and Chief Executive Officer and the President, include lump-sum payments equal to ten times the sum of the executive's base salary and the highest annual bonus earned by the executive, and in the case of the Vice President of Finance, include lump-sum payments equal to two times the sum of the executive's base salary and the highest annual bonus earned by the executive. In addition, these severance benefits also require the Company to maintain insurance benefits for a period of up to ten years, in the case of the Chairman and Chief Executive Officer and the President, and up to two years, in the case of the Vice President of Finance, substantially equivalent to the insurance benefits existing upon termination.

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

As discussed in Note 4, “Acquisition of Tralliance Corporation,” as part of the Tralliance acquisition on May 9, 2005, the existing CEO and CFO of Tralliance entered into employment agreements, which include certain non-compete provisions, whereby each would agree to remain in the employ of Tralliance for a period of two years in exchange for annual base compensation totaling $200,000 to each officer, plus participation in a bonus pool based upon the pre-tax income of the venture. The agreements automatically extend for one year unless either party to the agreements notifies the other not to further extend the employment period.

OPERATING LEASES

The Company leases facilities under noncancelable operating leases. These leases generally contain renewal options and require the Company to pay certain executory costs such as maintenance and insurance. Rent expense charged to continuing operations for the years ended December 31, 2005, 2004 and 2003 totaled approximately $761,000, $606,000 and $326,000, respectively.

Effective September 1, 2003, the Company entered into a sublease agreement for office space with a company controlled by our Chairman. The lease term is for approximately four years with base rent of approximately $284,000 during the first year of the sublease. Per the agreement, base rent increases by approximately $23,000 per year thereafter. Rent expense for the years ended December 31, 2005 and 2004, as noted in the preceding paragraph included approximately $353,000 and $334,000 of expense related to this sublease.

Tralliance Corporation, which was acquired May 9, 2005, subleases office space in New York City on a month-to-month basis from an entity controlled by its President and Chief Executive Officer for approximately $3,400 per month.

The approximate future minimum lease payments under noncancelable operating leases with initial or remaining terms of one year or more at December 31, 2005, were as follows:

2006	$529,000
2007	218,000
2008	12,000
2009	4,000
$763,000
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

On December 16, 2004, the Company, together with its wholly-owned subsidiary, tglo.com, inc. (formerly known as voiceglo Holdings, Inc.), were named as defendants in NeoPets, Inc. v. voiceglo Holdings, Inc. and theglobe.com, inc., a lawsuit filed in Los Angeles Superior Court. The Company and its subsidiary were parties to an agreement dated May 6, 2004, with NeoPets, Inc. ("NeoPets"), whereby NeoPets agreed to host a voiceglo advertising feature on its website for the purpose of generating registered activations of the voiceglo product featured. Consideration to NeoPets was to include specified commissions, including cash payments based on registered activations, as defined, as well as the issuance of Common Stock of theglobe and additional cash payments, upon the attainment of certain performance criteria. NeoPets' complaint asserted claims for breach of contract and specific performance and sought payment of approximately $2.5 million in cash, plus interest, as well as the issuance of 1,000,000 shares of theglobe’s Common Stock. On February 22, 2005, the Company and its subsidiary answered the complaint and asserted cross-claims against NeoPets for fraud and deceit, rescission, breach of contract, breach of the implied covenant of good faith and fair dealing and set-off. NeoPets answered the cross-claims on March 24, 2005.

During 2004, the Company recorded amounts due for commissions pursuant to the terms of the agreement totaling approximately $246,000. On August 5, 2005, the Company, together with its subsidiary, and NeoPets (collectively "the Parties") agreed to amicably resolve their dispute and entered into a settlement agreement (the "Settlement Agreement"). Under the terms of the Settlement Agreement, the Parties agreed to dismiss the lawsuit, release each other from all claims and to terminate their May 6, 2004 website advertising agreement in consideration for the Company’s subsidiary making cash payments totaling $200,000 to NeoPets within thirty days of the date of the Settlement Agreement.

On October 4, 2005, Sprint Communications Company, L.P. (“Sprint”) filed a Complaint in the United States District Court for the District of Kansas against theglobe, theglobe’s subsidiary, tglo.com (formerly known as voiceglo Holdings, Inc. or “voiceglo”), and Vonage Holdings Corp. (“Vonage”). On October 12, 2005, Sprint filed a First Amended Complaint naming Vonage America, Inc. (“Vonage America”) as an additional defendant. Neither theglobe nor voiceglo has any affiliation with Vonage or Vonage America. Sprint alleges that theglobe and voiceglo have made unauthorized use of “inventions” described and claimed in seven patents held by Sprint. Sprint seeks monetary and injunctive relief for this alleged infringement. On November 21, 2005, theglobe and voiceglo filed an Answer to Sprint’s First Amended Complaint, denying infringement and interposing affirmative defenses, including that each of the asserted patents is invalid. voiceglo has counterclaimed against Sprint for a declaratory judgment of non-infringement and invalidity. On January 18, 2006, the court issued a Scheduling Order calling for, among other things, discovery to be completed by December 29, 2006, and for trial to commence August 7, 2007. It is not possible to predict the outcome of this litigation with any certainty or whether a decision adverse to theglobe or voiceglo would have a material adverse affect on our developing VoIP business and the financial condition, results of operations, and prospects of theglobe generally.

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

As discussed more fully in Note 9, “Debt,” on April 22, 2005, E&C Capital Partners, LLLP and E&C Capital Partners II, LLLP, entities controlled by the Company’s Chairman, entered into a Note Purchase Agreement with the Company pursuant to which the entities ultimately acquired secured demand convertible promissory notes totaling $4,000,000. Prior to December 31, 2005, an aggregate of $600,000 of the promissory notes were converted into the Company’s Common Stock. A total of approximately $216,200 in interest expense on the balance of the notes which were outstanding during 2005 was accrued and remained unpaid as of December 31, 2005.

In connection with a demand convertible promissory note in the amount of $2,000,000 due the Company's Chairman and his spouse, which was converted into the Company’s Common Stock during 2004, the Company paid interest totaling approximately $17,500 during the year ended December 31, 2004.

Interest expense on the $1,750,000 Convertible Notes due E&C Capital Partners, LLLP together with certain affiliates of our Chairman totaled approximately $32,000 and $108,200, excluding the amortization of the discount on the Notes, during the years ended December 31, 2004 and 2003. As a result of the conversion of the $1,750,000 Convertible Notes into the Company's Common Stock in March 2004, all interest accrued on the $1,750,000 Convertible Notes since inception was paid by the Company during the year ended December 31, 2004.

During the year ended December 31, 2004, the Company paid approximately $151,200 to an entity controlled by the Chairman's son-in-law for the production of a commercial advertisement which was charged to sales and marketing expense.

Several entities controlled by our Chairman have provided services to the Company and various of its subsidiaries, including: the lease of office and warehouse space; and the outsourcing of customer service and warehouse functions for the Company's VoIP operation. During the first quarter of 2005, an entity controlled by our Chairman also began performing human resource and payroll processing functions for the Company and several of its subsidiaries. During the years ended December 31, 2005, 2004 and 2003, a total of approximately $386,000, $566,000 and $383,000 of expense was recorded related to these services, respectively. Approximately $134,000 and $5,300 related to these services was included in accounts payable and accrued expenses at December 31, 2005 and 2004, respectively.

Additionally, included in other current assets in the accompanying consolidated balance sheet at December 31, 2004, was approximately $90,000 advanced to a newly formed entity in which E&C Capital Partners, LLLP has an ownership interest. At the time these funds were advanced, the entity was anticipated to enter into a joint venture to provide marketing services to the Company’s VoIP telephony services business and the Company was negotiating the terms of such joint venture. The Company and such new entity subsequently agreed to abandon the proposed joint venture and the entity ceased operations in January 2005. Additional advances of approximately $2,000 were made to the entity during January 2005. The total advance of $92,000, which was included in other current assets in the accompanying consolidated balance sheet at December 31, 2005, was repaid to the Company by E&C Capital Partners LLLP on January 31, 2006.

Tralliance Corporation, which was acquired May 9, 2005, subleases office space in New York City on a month-to-month basis from an entity controlled by its President and Chief Executive Officer for approximately $3,400 per month. A total of approximately $23,000 in rent expense related to this month-to-month sublease was included in the accompanying statement of operations for the year ended December 31, 2005.

(15) SEGMENTS AND GEOGRAPHIC INFORMATION

The Company applies the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for operating segments of a company. SFAS No. 131 requires disclosures of selected segment-related financial information about products, major customers and geographic areas. Effective with the May 9, 2005 acquisition of Tralliance, the Company was organized in four operating segments for purposes of making operating decisions and assessing performance: the computer games division, the Internet services division, the VoIP telephony services division and the marketing services division. The computer games division consists of the operations of the Company's magazine publications, the associated websites and the operations of Chips & Bits, Inc., its games distribution business. The Internet services division consists of the newly acquired operations of Tralliance. The VoIP telephony services division is principally involved in the sale of telecommunications services over the Internet to consumers. The marketing services division consisted of the Company's subsidiary, SendTec, the operations of which were sold effective October 31, 2005 and has been reflected as “discontinued operations” where applicable within the segment data presented below.

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

The following table presents financial information regarding the Company's different segments:

	Year Ended December 31,

	2005	2004	2003
NET REVENUE FROM CONTINUING
OPERATIONS:
Computer games	$1,948,716	$3,107,637	$4,736,032
Internet services	197,873	--	--
VoIP telephony services	248,789	391,154	548,081
	$2,395,378	$3,498,791	$5,284,113

OPERATING INCOME (LOSS) FROM CONTINUING
OPERATIONS:
Computer games	$(2,147,091)	$(442,286)	$120,907
Internet services	(1,295,269)	--	--
VoIP telephony services	(13,146,693)	(20,538,124)	(5,116,437)
Corporate expenses	(5,955,554)	(3,441,261)	(3,817,549)
Operating loss from continuing operations	(22,544,607)	(24,421,671)	(8,813,079)
Other expense, net	(4,417,311)	(824,898)	(2,221,318)
Loss from continuing operations before income tax	$(26,961,918)	$(25,246,569)	$(11,034,397)

DEPRECIATION AND AMORTIZATION OF
CONTINUING OPERATIONS:
Computer games	$30,845	$10,606	$62,208
Internet services	87,112	--	--
VoIP telephony services	1,109,743	1,355,532	258,334
Corporate expenses	36,598	32,138	9,200
	$1,264,298	$1,398,276	$329,742

CAPITAL EXPENDITURES OF CONTINUING
OPERATIONS:
Computer games	$28,001	$55,845	$--
Internet services	119,862	--	--
VoIP telephony services	148,307	2,537,133	2,366,047
Corporate	--	50,040	58,744
	$296,170	$2,643,018	$2,424,791

	December 31,
	2005	2004	2003
IDENTIFIABLE ASSETS:
Computer games	$637,417	$1,585,944	$1,472,087
Internet services	1,161,344	--	--
VoIP telephony services	1,817,809	3,562,384	4,067,821
Corporate assets *	17,794,871	7,203,408	1,632,170
Continuing operations	21,411,441	12,351,736	7,172,078
Discontinued operations	--	21,665,429	--
	$21,411,441	$34,017,165	$7,172,078

* Corporate assets include cash held at subsidiaries for purposes of the presentation above.

The Company's historical net revenues have been earned primarily from customers in the United States. In 2003, VoIP telephony services net revenue was primarily attributable to the sale of telephony services outside of the United States. Telephony services revenue derived from Thailand represented approximately $458,000, or 9%, of consolidated net revenue from continuing operations for the year ended December 31, 2003. In addition, all significant operations and assets are based in the United States.

(16) SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2005	2005	2005	2005
Continuing Operations:
Net revenue	$705,960	$409,258	$631,676	$648,484
Operating expenses	9,164,648	5,700,276	5,065,385	5,009,676
Operating loss	(8,458,688)	(5,291,018)	(4,433,709)	(4,361,192)
Income (loss) from continuing operations	4,137,876	(6,007,862)	(7,123,521)	(4,354,873)

Discontinued Operations, net of tax:
Income (loss) from operations	(1,626,856)	636,055	670,302	389,300
Gain on sale	1,769,531	--	--	--

Net income (loss)	4,280,551	(5,371,807)	(6,453,219)	(3,965,573)
Net income (loss) applicable to common stockholders	4,280,551	(5,371,807)	(6,453,219)	(3,965,573)

Basic and diluted net income (loss) per share:
Continuing operations	$0.02	$(0.03)	$(0.04)	$(0.02)
Discontinued operations	$--	$--	$--	$--
Net income (loss)	$0.02	$(0.03)	$(0.04)	$(0.02)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2004	2004	2004	2004
Continuing Operations:
Net revenue	$938,837	$877,727	$826,230	$855,997
Operating expenses	9,996,418	7,161,110	6,128,867	4,634,067
Operating loss	(9,057,581)	(6,283,383)	(5,302,637)	(3,778,070)
Loss from continuing operations	(8,887,937)	(5,970,082)	(5,355,961)	(4,661,698)

Discontinued Operations, net of tax:
Income from operations	502,051	100,426	--	--

Net loss	(8,385,886)	(5,869,656)	(5,355,961)	(4,661,698)
Net loss applicable to common stockholders	(8,385,886)	(5,869,656)	(5,355,961)	(4,661,698)

Basic and diluted net loss per share:
Continuing operations	$(0.05)	$(0.04)	$(0.04)	$(0.07)
Discontinued operations	$--	$--	$--	$--
Net loss	$(0.05)	$(0.04)	$(0.04)	$(0.07)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated any change in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, and have determined there to be no reportable changes.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and current positions with the Company held by our Directors and Executive Officers. There is no immediate family relationship between or among any of the Directors or Executive Officers, and the Company is not aware of any arrangement or understanding between any Director or Executive Officer and any other person pursuant to which he was elected to his current position. Each of the following persons are Directors of the Company.

NAME	AGE	POSITION OR OFFICE WITH THE COMPANY	DIRECTOR SINCE

Michael S. Egan	65	Chairman and Chief Executive Officer	1997

Edward A. Cespedes	40	President, Treasurer and Chief Financial Officer and Director	1997

Robin S. Lebowitz	41	Vice President of Finance and Director	2001

Michael S. Egan. Michael Egan has served as theglobe’s Chairman since 1997 and as its Chief Executive Officer since June 1, 2002. Since 1996, Mr. Egan has been the controlling investor of Dancing Bear Investments, Inc., a privately held investment company. Since 2002, Mr. Egan has been the controlling investor of E&C Capital Partners LLLP, a privately held investment partnership. Mr. Egan is also Chairman of Certified Vacations, a privately held wholesale travel company which was founded in 1980. Certified Vacations specializes in designing, marketing and delivering vacation packages. Mr. Egan spent over 30 years in the rental car business. He began with Alamo Rent-A-Car in 1973, became an owner in 1979, and became Chairman and majority owner from January 1986 until November 1996 when he sold the company to AutoNation. In 2000, AutoNation spun off the rental division, ANC Rental Corporation (Other OTC: ANCXZ.PK), and Mr. Egan served as Chairman until October 2003. Prior to acquiring Alamo, he held various administration positions at Yale University and taught at the University of Massachusetts at Amherst. Mr. Egan is a graduate of Cornell University where he received his Bachelor’s degree in Hotel Administration.

Edward A. Cespedes. Edward Cespedes has served as a director of theglobe since 1997, as President of theglobe since June 1, 2002 and as Treasurer and Chief Financial Officer of theglobe since February 1, 2005. Mr. Cespedes is also the President of E&C Capital Ventures, Inc., the general partner of E&C Capital Partners LLLP. Mr. Cespedes served as the Vice Chairman of Prime Ventures, LLC, from May 2000 to February 2002. From August 2000 to August 2001, Mr. Cespedes served as the President of the Dr. Koop Lifecare Corporation and was a member of the Company’s Board of Directors from January 2001 to December 2001. From 1996 to 2000, Mr. Cespedes was a Managing Director of Dancing Bear Investments, Inc. Concurrent with his position at Dancing Bear Investments, Inc., from 1998 to 2000, Mr. Cespedes also served as Vice President for corporate development for theglobe where he had primary responsibility for all mergers, acquisitions, and capital markets activities. In 1996, prior to joining Dancing Bear Investments, Inc., Mr. Cespedes was the Director of Corporate Finance for Alamo Rent-A-Car. From 1988 to 1996, Mr. Cespedes worked in the Investment Banking Division of J.P. Morgan and Company, where he most recently focused on mergers and acquisitions. In his capacity as a venture capitalist, Mr. Cespedes has served as a member of the board of directors of various portfolio companies. Mr. Cespedes is the founder of the Columbia University Hamilton Associates, a foundation for university academic endowments. In 1988 Mr. Cespedes received a Bachelor’s degree in International Relations from Columbia University.

Robin S. Lebowitz. Robin Lebowitz has served as a director of theglobe since December 2001, as Secretary of theglobe since June 1, 2002, and as Vice President of Finance of theglobe since February 23, 2004. Ms. Lebowitz also served as Treasurer of theglobe from June 1, 2002 until February 23, 2004 and as Chief Financial Officer of theglobe from July 1, 2002 until February 23, 2004. Ms. Lebowitz has worked in various capacities for the Company’s Chairman, Michael Egan, for twelve years. She is the Controller/Managing Director of Dancing Bear Investments, Inc., Mr. Egan’s privately held investment management and holding company. Previously, Ms. Lebowitz served on the Board of Directors of theglobe from August 1997 to October 1998. At Alamo Rent-A-Car, she served as Financial Assistant to the Chairman (Mr. Egan). Prior to joining Alamo, Ms. Lebowitz was the Corporate Tax Manager at Blockbuster Entertainment Group where she worked from 1991 to 1994. From 1986 to 1989, Ms. Lebowitz worked in the audit and tax departments of Arthur Andersen & Co. Ms. Lebowitz received a Bachelor of Science in Economics from the Wharton School of the University of Pennsylvania; a Masters in Business Administration from the University of Miami and is a Certified Public Accountant.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

Michael Egan, theglobe’s Chairman and CEO, was Chairman of ANC Rental Corporation from late 2000 until October 2003 and was Chief Executive Officer of ANC Rental Corporation from late 2000 until April 4, 2002. In November 2001, ANC Rental Corporation filed voluntary petitions for relief under Chapter 11 or Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (Case No. 01-11200).

Edward Cespedes, a director and the President, Treasurer and Chief Financial Officer of theglobe, was also a director of Dr. Koop Lifecare Corporation from January 2001 to December 2001. In December 2001, Dr. Koop Lifecare Corporation filed petitions seeking relief under Chapter 7 of the United States Bankruptcy Code.

BOARD MEETINGS AND COMMITTEES OF THE BOARD

Including unanimous written actions of the Board, the Board of Directors met 20 times in 2005. No incumbent director who was on the Board for the entire year attended less than 75% of the total number of all meetings of the Board and any committees of the Board on which he or she served, if any, during 2005.

The Board of Directors has a standing Audit and Compensation Committee but no standing Nominating Committee.

Audit Committee. The Audit Committee, which was formed in July 1998, reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the selection of our independent auditors, the scope of the annual audits, fees to be paid to the auditors, the performance of our auditors and our accounting practices and internal controls. The Audit Committee operates pursuant to a written charter, as amended, adopted by the Board of Directors on June 12, 2000. The current members of the Audit Committee are Messrs. Egan and Cespedes and Ms. Lebowitz, all of whom are employee directors. None of the current committee members are considered “independent” within the meaning of applicable NASD rules. Ms. Lebowitz serves as the “audit committee financial expert” as required by Section 407 of The Sarbanes-Oxley Act, but is not considered “independent” within the meaning of applicable NASD rules. Including unanimous written actions of the Committee, the Audit Committee held 5 meetings in 2005.

Compensation Committee. The Compensation Committee, which met 5 times in 2005 (including unanimous written actions of the Committee), establishes salaries, incentives and other forms of compensation for officers and other employees of theglobe. The Compensation Committee (as well as the entire Board of Directors) also approves option grants under all of our outstanding stock based incentive plans. The current members of the Compensation Committee are Messrs. Egan and Cespedes.

Nominating Committee. The Board of Directors does not have a separate nominating committee. Rather, the entire Board of Directors acts as nominating committee. Based on the Company’s Board currently consisting only of employee directors, the Board of Directors does not believe the Company would derive any significant benefit from a separate nominating committee. Due primarily to their status as employees of the Company, none of the members of the Board are “independent” as defined in the NASD listing standards. The Company does not have a Nominating Committee charter.

In recommending director candidates in the future (including director candidates recommended by stockholders), the Board intends to take into consideration such factors as it deems appropriate based on the Company’s current needs. These factors may include diversity, age, skills, decision-making ability, inter-personal skills, experience with businesses and other organizations of comparable size, community activities and relationships, and the interrelationship between the candidate’s experience and business background, and other Board members’ experience and business background, whether such candidate would be considered “independent”, as such term is defined in the NASD listing standards, as well as the candidate’s ability to devote the required time and effort to serve on the Board.

The Board will consider for nomination by the Board director candidates recommended by stockholders if the stockholders comply with the following requirements. Under our By-Laws, if a stockholder wishes to nominate a director at the Annual Meeting, we must receive the stockholder’s written notice not less than 60 days nor more than 90 days prior to the date of the annual meeting, unless we give our stockholders less than 70 days’ notice of the date of our Annual Meeting. If we provide less than 70 days’ notice, then we must receive the stockholder’s written notice by the close of business on the 10th day after we provide notice of the date of the Annual Meeting. The notice must contain the specific information required in our By-Laws. A copy of our By-Laws may be obtained by writing to the Corporate Secretary. If we receive a stockholder’s proposal within the time periods required under our By-Laws, we may choose, but are not required, to include it in our proxy statement. If we do, we may tell the other stockholders what we think of the proposal, and how we intend to use our discretionary authority to vote on the proposal. All proposals should be made in writing and sent via registered, certified or express mail, to our executive offices, 110 East Broward Boulevard, Suite 1400, Fort Lauderdale, Florida 33301, Attention: Robin S. Lebowitz, Corporate Secretary.

Shareholder Communications with the Board of Directors. Any shareholder who wishes to send communications to the Board of Directors should mail them addressed to the intended recipient by name or position in care of: Corporate Secretary, theglobe.com, inc., 110 East Broward Boulevard, Suite 1400, Fort Lauderdale, Florida, 33301. Upon receipt of any such communications, the Corporate Secretary will determine the identity of the intended recipient and whether the communication is an appropriate shareholder communication. The Corporate Secretary will send all appropriate shareholder communications to the intended recipient. An "appropriate shareholder communication" is a communication from a person claiming to be a shareholder in the communication, the subject of which relates solely to the sender’s interest as a shareholder and not to any other personal or business interest.

In the case of communications addressed to the Board of Directors, the Corporate Secretary will send appropriate shareholder communications to the Chairman of the Board. In the case of communications addressed to any particular directors, the Corporate Secretary will send appropriate shareholder communications to such director. In the case of communications addressed to a committee of the Board, the Corporate Secretary will send appropriate shareholder communications to the Chairman of such committee.

ATTENDANCE AT ANNUAL MEETINGS

The Board of Directors encourages, but does not require, its directors to attend the Company’s annual meeting of stockholders. Last year, all of the Company’s directors except for Michael Egan attended the annual meeting.

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

Based solely on our review of copies of Forms 3 and 4 and any amendments furnished to us pursuant to Rule 16a-3(e) and Forms 5 and any amendments furnished to us with respect to the 2005 fiscal year, and any written representations referred to in Item 405(b)(2)(i) of Regulation S-K stating that no Forms 5 were required, we believe that, during the 2005 fiscal year, our officers and directors have complied with all Section 16(a) applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid by us to those persons serving as the chief executive officer at any time during the last calendar year and our three other most highly compensated executive officers for the year ended December 31, 2005 (collectively, the "Named Executive Officers"):

				Long-Term
	Annual Compensation			Compensation(1)
				Number of
				Securities	All Other
Name and		Salary	Bonus	Underlying	Compensation
Principal Position	Year	($)	($)	Options (#)	($)
Michael S. Egan,	2005	250,000	1,500,000	1,750,000	--
Chairman, Chief Executive	2004	250,000	77,500	--	--
Officer (2)	2003	125,000	50,000	1,000,000	--

Edward A. Cespedes,	2005	250,000	1,500,000	1,750,000	--
President, Treasurer and Chief	2004	250,000	77,500	--	--
Financial Officer (3)	2003	225,000	50,000	550,000	--

Robin S. Lebowitz,	2005	140,000	125,000	400,000	--
Former Chief Financial Officer;	2004	144,167	17,500	--	--
Vice President of Finance (4)	2003	137,500	--	100,000	--

Paul Soltoff,	2005	250,000	--	--	163,160
Former Chief Executive Officer,	2004	100,000	17,000	477,337	--
SendTec, Inc. (5)

(1) Included in long-term compensation for 2005 are 3,900,000 options granted to the Named Executive Officers at an exercise price of $0.12 per share. Long-term compensation for 2004 includes replacement options to acquire 477,337 shares of theglobe’s Common Stock granted to Mr. Soltoff at an exercise price of $0.06 per share in exchange for options which Mr. Soltoff held prior to the acquisition of SendTec, Inc. by theglobe. Included in long-term compensation for 2003 are 1,650,000 options granted during the year at $0.56 per share to the Named Executive Officers.

(2) Mr. Egan became an executive officer in July 1998. We began paying Mr. Egan a base salary in July 2003. We did not pay Mr. Egan a base salary in 2002 or 2001.

(3) Mr. Cespedes became President in June 2002 and Treasurer and Chief Financial Officer in February 2005.

(4) Ms. Lebowitz became an officer of the Company in June 2002 and Chief Financial Officer in July 2002. In February 2004, Ms. Lebowitz resigned her position as Chief Financial Officer and became Vice President of Finance.

(5) Mr. Soltoff became a Director of the Company and Chief Executive Officer of SendTec, Inc. in September 2004. On February 21, 2005, Mr. Soltoff resigned from the Company’s Board of Directors but continued to serve as CEO of SendTec, Inc. Effective October 31, 2005, Mr. Soltoff’s employment agreement was terminated as a result of the sale of the operations of SendTec, Inc. His base salary while employed as Chief Executive Officer of SendTec, Inc. was $300,000 per year. Salary for 2005 represents amounts earned through October 31, 2005. Salary for 2004 represents amounts earned since September 1, 2004, the date SendTec was acquired by the Company. Other compensation for 2005 represents payments made to Mr. Soltoff pursuant to a Termination Agreement executed in connection with the sale of the SendTec business on October 31, 2005.

AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND 2005 YEAR-END OPTION VALUES

The following tables set forth for each of the Named Executive Officers (a) the number of options exercised during 2005, (b) the total number of unexercised options for common stock (exercisable and unexercisable) held at December 31, 2005, (c) the value of those options that were in-the-money on December 31, 2005 based on the difference between the closing price of our Common Stock on December 31, 2005 and the exercise price of the options on that date, and (d) the total number of options granted to such persons in 2005.

			Number of Securities Underlying Unexercised Stock Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Stock Options at Fiscal Year-End (1)
Name	Shares Acquired on Exercise #	Value Realized	Exercisable	Un-Exercisable	Exercisable	Un-Exercisable
Michael S. Egan	--	--	5,594,066	934	$1,400,998	$327
Edward A. Cespedes	--	--	4,214,066	934	1,123,498	327
Robin S. Lebowitz	--	--	1,033,146	934	303,798	327

(1) Value represents closing price of our Common Stock on December 31, 2005 less the exercise price of the stock option, multiplied by the number of shares exercisable or unexercisable, as applicable.

OPTION GRANTS IN 2005

		Percent
	Number of	of Total		Market	Potential Realizable Value
	Securities	Options	Exercise	Price	at Assumed Annual Rates of Stock
	Underlying	Granted to	or Base	on Date	Price Appreciation for Option Term (2)
	Options	Employees	Price	of Grant	Expiration	5%	10%	0%
Name	Granted	in 2005	($/Share)	($/share)	Date	($)	($)	($)
Michael S. Egan	1,750,000 (1)	34.0%	$0.12	$0.12	4/07/2015	$132,068	$334,686	--
Edward A. Cespedes	1,750,000 (1)	34.0%	$0.12	$0.12	4/07/2015	$132,068	$334,686	--
Robin S. Lebowitz	400,000 (1)	7.8%	$0.12	$0.12	4/07/2015	$30,187	$76,500	--

(1) All of these options were granted on April 6, 2005 and vested immediately.

(2) These amounts represent assumed rates of appreciation in conformity with Securities and Exchange Commission disclosure requirements.Actual gains, if any, on stock option exercises are dependent on future performance of our Common Stock.

DIRECTOR COMPENSATION

Directors who are also our employees receive no compensation for serving on our Board or committees. We reimburse non-employee directors for all travel and other expenses incurred in connection with attending Board and committee meetings. Non-employee directors are also eligible to receive automatic stock option grants under our 1998 Stock Option Plan, as amended and restated.As of December 31, 2005 there were no directors who met this definition.

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

EMPLOYMENT AGREEMENTS

CHIEF EXECUTIVE OFFICER EMPLOYMENT AGREEMENT AND PRESIDENT EMPLOYMENT AGREEMENT. On August 1, 2003, we entered into separate employment agreements with our Chief Executive Officer ("CEO"), Michael S. Egan, and our President, Edward A. Cespedes. The two employment agreements are substantially similar and each provides for the following:
•	employment as one of our executives;

•	an annual base salary of $250,000 with eligibility to receive annual increases as determined in the sole discretion of the Board of Directors;

•	an annual cash bonus, which will be awarded upon the achievement of specified pre-tax operating income (not to be less than $50,000 per year);

•	participation in all welfare, benefit and incentive plans (including equity based compensation plans) offered to senior management;

•
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
his base salary through the date of termination and an amount equal to the product of (x) the higher of (i) the executive’s average annual incentive paid or payable under the Company’s annual incentive plan for the last three full fiscal years, including any portion which has been earned but deferred and (ii) the annual incentive paid or payable under the Company’s annual incentive plan for the most recently completed fiscal year, including any portion thereof which has been earned but deferred (and annualized if the fiscal year consists of less than twelve full months or, if during which, the executive was employed for less than twelve full months) and (y) a fraction, the numerator of which is the number of days in the current fiscal year through the date of termination, and the denominator of which is 365;

-	(B)	any accrued vacation pay; and

-	(C)	a lump-sum cash payment equal to ten (10) times the sum of executive’s base salary and highest annual incentive;

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

- reimbursement for any reasonable and necessary monies advanced or expenses incurred in connection with the executive’s employment; and

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

EMPLOYMENT AGREEMENT WITH FORMER CHIEF FINANCIAL OFFICER. We also entered into an employment agreement with our then Chief Financial Officer ("CFO"), Robin Segaul Lebowitz, on August 1, 2003. Her employment agreement provides for the following:

•	employment as one of our executives;

•	an annual base salary of $150,000 with eligibility to receive annual increases as determined in the sole discretion of the Board of Directors;

•	a discretionary annual cash bonus, which will be awarded at our Board’s discretion;

•	participation in all welfare, benefit and incentive plans (including equity based compensation plans) offered to senior management;

•
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
her base salary through the date of termination and an amount equal to the product of (x) the higher of (i) the executive’s average annual incentive paid or payable under the Company’s annual incentive plan for the last three full fiscal years, including any portion which has been earned but deferred and (ii) the annual incentive paid or payable under the Company’s annual incentive plan for the most recently completed fiscal year, including any portion thereof which has been earned but deferred (and annualized if the fiscal year consists of less than twelve full months or, if during which, the executive was employed for less than twelve full months) and (y) a fraction, the numerator of which is the number of days in the current fiscal year through the date of termination, and the denominator of which is 365;

-	(B)	any accrued vacation pay; and

-	(C)	a lump-sum cash payment equal to two (2) times the sum of executive’s base salary and highest annual incentive;

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

- reimbursement for any reasonable and necessary monies advanced or expenses incurred in connection with the executive’s employment; and

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

Effective February 23, 2004, Ms. Lebowitz’s employment agreement was amended. Ms. Lebowitz’s new title is Vice President, Finance and effective June 1, 2004 her annual base salary is $140,000.

FORMER SENDTEC CHIEF EXECUTIVE OFFICER EMPLOYMENT AGREEMENT. As part of the SendTec Acquisition, on September 1, 2004, we entered into an employment agreement with Paul Soltoff to continue as Chief Executive Officer ("CEO") of SendTec, Inc. His employment agreement provided for the following:

•	an annual base salary of $300,000 with eligibility to receive annual increases as determined in the sole discretion of the Board of Directors;

•	a discretionary annual cash bonus, awarded at our Board's discretion;

•	participation in all welfare, benefit and incentive plans offered to senior management of the Company;

•
a 5 year term of employment which commenced on September 1, 2004. The agreement provided that, in the event of termination by us without "cause" or by the executive for "good reason," the executive would be entitled to receive from us his base salary for a period of 2 years from the date of such termination, any accrued vacation pay and for the continued benefit of executive, his spouse and his dependents for a period of one (1) year following the date of termination, the medical, hospitalization, dental, and life insurance programs in which executive, his spouse and his dependents were participating immediately prior to the date of termination at the level in effect and upon substantially the same terms and conditions as existed immediately prior to the date of termination; and

•	customary provisions relating to confidentiality, work-product and covenants not to compete.

Pursuant to a Termination Agreement dated October 11, 2005, Mr. Soltoff agreed to irrevocably terminate his employment agreement, as well as his employment with SendTec, effective upon the closing of the sale of the SendTec business and receipt of the termination price of $163,160 as specified by the Termination Agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Michael S. Egan, theglobe’s Chairman and Chief Executive Officer and Edward A. Cespedes, theglobe’s President, Treasurer and Chief Financial Officer and Director served as members of the Compensation Committee of the Board of Directors during 2005. Although certain relationships and related transactions between Messrs. Egan and Cespedes and theglobe are disclosed in the section of this Annual Report on Form 10-K entitled “Certain Relationships and Related Transactions,” none of these relationships or transactions relate to interlocking directorships or compensation committees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of March 21, 2006 (except as otherwise indicated) by (i) each person who owns beneficially more than 5% of our Common Stock, (ii) each of our directors, (iii) each of our "Named Executive Officers" and (iv) all directors and executive officers as a group. A total of 174,722,565 shares of theglobe’s Common Stock were issued and outstanding on March 21, 2006.

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
	SHARES BENEFICIALLY OWNED
DIRECTORS, NAMED EXECUTIVE OFFICERS			TITLE OF
AND 5% STOCKHOLDERS	NUMBER	PERCENT	CLASS
Dancing Bear Investments, Inc. (1)	8,303,148	4.8%	Common

Michael S. Egan (2)	140,698,569	56.6%	Common

Edward A. Cespedes (3)	4,214,535	2.4%	Common

Robin S. Lebowitz (4)	1,033,615	*	Common

Paul Soltoff (5)	14,100	*	Common

E&C Capital Partners LLLP (6)	72,469,012	34.7%	Common

Wellington Management Company, LLP (7)	12,723,700	7.3%	Common

E&C Capital Partners II, LLLP(8)	40,000,000	19.2%	Common

All directors and executive officers
as a group (4 persons)	145,960,819	57.5%	Common

* less than 1%

(1) Mr. Egan owns Dancing Bear Investments, Inc.

(2) Includes the shares that Mr. Egan is deemed to beneficially own as the controlling investor of Dancing Bear Investments, Inc., E&C Capital Partners, LLLP, and E&C Capital Partners II, LLLP and as the Trustee of the Michael S. Egan Grantor Retained Annuity Trusts for the benefit of his children. Also includes (i) 5,594,066 shares of our Common Stock issuable upon exercise of options that are currently exercisable and 469 shares of our Common Stock issuable upon exercise of options that are exercisable within 60 days of March 21, 2006; (ii) 3,541,337 shares of our Common Stock held by Mr. Egan's wife, as to which he disclaims beneficial ownership; and (iii) 204,082 shares of our Common Stock issuable upon exercise of warrants at $1.22 per share owned by Mr. Egan and his wife.

(3) Includes 4,214,066 shares of our Common Stock issuable upon exercise of options that are currently exercisable and 469 shares of our Common Stock issuable upon exercise of options that are exercisable within 60 days of March 21, 2006.

(4) Includes 1,033,146 shares of our Common Stock issuable upon exercise of options that are currently exercisable and 469 shares of our Common Stock issuable upon exercise of options that are exercisable within 60 days of March 21, 2006.

(5) In connection with the sale of its SendTec business to RelationServe Media, Inc. on October 31, 2005, Mr. Soltoff’s employment with SendTec was terminated and the Company redeemed 10,183,190 shares of its Common Stock from Mr. Soltoff and cancelled all of Mr. Soltoff’s outstanding stock options and warrants.

(6) E&C Capital Partners, LLLP is a privately held investment vehicle controlled by our Chairman, Michael S. Egan. Our President, Edward A. Cespedes, has a minority, non-controlling interest in E&C Capital Partners, LLLP. Includes 34,000,000 shares of our Common Stock issuable upon the conversion of the Convertible Notes.

(7) The information about Wellington Management Company, LLP is as of December 31, 2005 and is derived from an SEC filing on Schedule 13G by Wellington Management. Wellington Management in its capacity as an investment adviser, may be deemed to have beneficial ownership of 12,723,700 shares of Common Stock that are owned by numerous investment advisory clients, none of which is known to have such interest with respect to more than five percent of the class of shares. Wellington Management has shared voting authority over 8,168,200 shares and shared dispositive power over 12,723,700 shares. Wellington Management is a registered investment advisor under the Investment Advisers Act of 1940, as amended. Wellington Management's mailing address is 75 State Street, Boston, MA 02109.

(8) E&C Capital Partners II, LLLP is a privately held investment vehicle controlled by our Chairman, Michael S. Egan. Includes 34,000,000 shares of our Common Stock issuable upon the conversion of the Convertible Notes.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 22, 2005, E&C Capital Partners, LLLP and E&C Capital Partners II, LLLP (the “Noteholders”), entities controlled by the Company's Chairman and Chief Executive Officer, entered into a Note Purchase Agreement (the "Agreement") with theglobe pursuant to which they acquired secured demand convertible promissory notes (the "Convertible Notes") in the aggregate principal amount of $1,500,000. Under the terms of the Agreement, the Noteholders were also granted the optional right, for a period of 90 days from the date of the Agreement, to purchase additional Convertible Notes such that the aggregate principal amount of Convertible Notes issued under the Agreement could total $4,000,000 (the “Option”). On June 1, 2005, the Noteholders exercised a portion of the Option and acquired an additional $1,500,000 of Convertible Notes. On July 18, 2005, the Noteholders exercised the remainder of the Option and acquired an additional $1,000,000 of Convertible Notes.

The Convertible Notes are convertible at the option of the Noteholders into shares of the Company's Common Stock at an initial price of $0.05 per share. Through December 31, 2005 an aggregate of $600,000 of Convertible Notes were converted by the Noteholders into an aggregate of 12,000,000 shares of the Company’s Common Stock. Assuming full conversion of all Convertible Notes which remain outstanding as of December 31, 2005, an additional 68,000,000 shares of the Company’s Common Stock would be issued to the Noteholders. The Convertible Notes provide for interest at the rate of ten percent per annum and are secured by a pledge of substantially all of the assets of the Company. Approximately $216,200 of interest expense was recorded during the year ended December 31, 2005 related to the Convertible Notes. The Convertible Notes are due and payable five days after demand for payment by the Noteholders. The Noteholders are entitled to certain demand and “piggy-back” registration rights in connection with their investment. Assuming full conversion of all remaining outstanding Convertible Notes, 68,000,000 shares of the Company’s Common Stock would be issued to the Noteholders.

Two of our directors, Mr. Egan and Ms. Lebowitz, also serve as officers and directors of Dancing Bear Investments, Inc. ("Dancing Bear"). Dancing Bear is a stockholder of the Company and an entity controlled by Mr. Egan, our Chairman.

An entity controlled by our Chairman has provided services to the Company and various of its subsidiaries during the year ended December 31, 2005, including: the lease of office space and the outsourcing of human resources and payroll processing functions.

We sublease approximately 15,000 square feet of office space for our executive offices from Certified Vacations, a company which is controlled by our Chairman and CEO Michael Egan. The sublease commenced on September 1, 2003 and expires on July 31, 2007. The initial base rent of $18.91 per square foot on an annual basis ($283,650 annually in the aggregate), increases on each anniversary of the sublease by $1.50 per square foot. During the year ended December 31, 2005 approximately $353,000 of expense was recorded related to the lease of office space from Certified Vacations, including allocated building operating expenses and sales taxes.

Beginning April 2005, we outsourced our human resources and payroll processing functions from Certified Vacations and approximately $33,000 of expense was recorded during the year ended December 31, 2005 related to these functions.

In addition, as of December 31, 2004, approximately $90,000 of advances made by the Company to a newly formed entity controlled by our Chairman, Global Voice Network LLC, remained unpaid. At the time these funds were advanced, the entity was anticipated to enter into a joint venture to provide services to the Company’s VoIP telephony services business and the Company was negotiating the terms of such joint venture. The Company and such new entity subsequently agreed to abandon the proposed joint venture and the entity ceased operations in January 2005. Additional advances of approximately $2,000 were made to the entity during January 2005. The $92,000 total advance was repaid to the Company by E&C Capital Partners LLLP on January 31, 2006.

Our subsidiary, Tralliance Corporation, which was acquired on May 9, 2005, subleases office space in New York City on a month-to-month basis from an entity controlled by its President and Chief Executive Officer for approximately $3,400 per month. A total of approximately $23,000 in rent expense related to this month-to-month sublease was recorded during the year ended December 31, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by Rachlin Cohen & Holtz LLP (“Rachlin Cohen”), independent public accountants, for professional services rendered for the audit of our annual financial statements during 2005 and 2004 and the reviews of the financial statements included in our Forms 10-Q or 10-QSB and 10-K or 10-KSB, as appropriate, were $110,645 and $104,739, respectively.

Audit-Related Fees. During the last two fiscal years, Rachlin Cohen provided the Company with the following services that are reasonably related to the performance of the audit of our financial statements:

Assurance and related services related to audits and review for various SEC filings (including S-8’s, proxy and private placements) $32,983 for 2005 and $29,784 for 2004; and

Other services relating to consultation and research of various accounting pronouncements and technical issues were $4,211 for 2005 and $3,574 for 2004.

Tax Fees. The aggregate fees billed for tax services provided by Rachlin Cohen in connection with tax compliance, tax consulting and tax planning services during 2005 and 2004, were $103,021 and $81,963, respectively.

All Other Fees. Except as described above, the Company had no other fees for services provided by Rachlin Cohen during 2005 and 2004.

Pre-Approval of Services by the External Auditor. In April 2004, the Audit Committee adopted a policy for pre-approval of audit and permitted non-audit services by the Company’s external auditor. The Audit Committee will consider annually and, if appropriate, approve the provision of audit services by its external auditor and consider and, if appropriate, pre-approve the provision of certain defined audit and non-audit services. The Audit Committee will also consider on a case-by-case basis and, if appropriate, approve specific engagements that are not otherwise pre-approved. The Audit Committee pre-approved the audit related engagements and tax services billed by the amounts described above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules.

(1)	Financial statements are listed in the index to the consolidated financial statements on page F-1 of this Report.

(2)
No financial statement schedules are included because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

(3)	Exhibit Index

3.1	Form of Fourth Amended and Restated Certificate of Incorporation of the Company (3).

3.2	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation (18).

3.3	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 29, 2003 (18).

3.4	Certificate relating to Previously Outstanding Series of Preferred Stock and Relating to the Designation, Preferences and Rights of the Series F Preferred Stock (13).

3.5	Certificate of Amendment Relating to the Designation Preferences and Rights of the Junior Participating Preferred Stock (15).

3.6	Form of By-Laws of the Company (18).

3.7	Certificate of Amendment Relating to the Designation Preferences and Rights of the Series H Automatically Converting Preferred Stock (17).

3.8	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on December 1, 2004 (21).

4.1	Registration Rights Agreement, dated as of September 1, 1998 (5).

4.2	Amendment No.1 to Registration Rights Agreement, dated as of April 9, 1999 (6).

4.3	Specimen certificate representing shares of Common Stock of the Company (4).

4.4	Amended and Restated Warrant to Acquire Shares of Common Stock (2).

4.5	Form of Rights Agreement, by and between the Company and American Stock Transfer & Trust Company as Rights Agent (3).

4.6	Form of Warrant dated November 12, 2002 to acquire shares of Common Stock (9).

4.7	Form of Warrant dated March 28, 2003 to acquire shares of Common Stock (13).

4.8	Form of Warrant dated May 28, 2003 to acquire an aggregate of 500,000 shares of theglobe.com Common Stock (10).

4.9	Form of Warrant dated July 2, 2003 to acquire securities of theglobe.com, inc. (11).

4.10	Form of Warrant dated March 5, 2004 to acquire securities of theglobe.com, inc. (16).

4.11	Form of Warrant relating to potential issuance of Earn-out Consideration (17).

4.12	Form of Secured Demand Convertible Promissory Note (23).

4.13	Security Agreement dated April 22, 2005 by and between theglobe.com, inc. and certain other parties named therein (23).

4.14	Unconditional Guaranty Agreement dated April 22, 2005 (23).

10.1	Form of Indemnification Agreement between the Company and each of its Directors and Executive Officers (1).

10.2	2000 Broad Based Stock Option Plan (7).**

10.3	1998 Stock Option Plan, as amended (6).**

10.4	1995 Stock Option Plan (1).**

10.5	Employee Stock Purchase Plan (5).**

10.6	Technology Purchase Agreement dated November 12, 2002, among theglobe.com, inc. and Brian Fowler (9).

10.7	Employment Agreement dated November 12, 2002, among theglobe.com, inc. and Brian Fowler (9).**

10.8	Payment Agreement dated November 12, 2002, among theglobe.com, inc., 1002390 Ontario Inc., and Robert S. Giblett (9).

10.9	Release Agreement dated November 12, 2002, among theglobe.com, inc. and certain other parties named therein (9).

10.10	Agreement and Plan of Merger dated May 23, 2003 between theglobe.com, inc., DPT Acquisition, Inc., Direct Partner Telecom, Inc., and the stockholders thereof (10).

10.11	Form of Subscription Agreement relating to the purchase of Units of Series G Preferred Stock and Warrants of theglobe.com, inc. (11).

10.12	Employment Agreement dated August 1, 2003 between theglobe.com, inc. and Michael S. Egan (12).**

10.13	Employment Agreement dated August 1, 2003 between theglobe.com, inc. and Edward A. Cespedes (12).**

10.14	Employment Agreement dated August 1, 2003 between theglobe.com, inc. and Robin Segaul Lebowitz (12).**

10.15	Amended & Restated Non-Qualified Stock Option Agreement effective as of August 12, 2002 between theglobe.com, inc. and Michael S. Egan (12).**

10.16	Amended & Restated Non-Qualified Stock Option Agreement effective as of August 12, 2002 between theglobe.com, inc. and Edward A. Cespedes (12).**

10.17	Amended & Restated Non-Qualified Stock Option Agreement effective as of August 12, 2002 between theglobe.com, inc. and Robin Segaul Lebowitz (12).**

10.18	2003 Amended and Restated Non-Qualified Stock Option Plan (28).**

10.19	Securities Purchase and Registration Agreement dated March 2, 2004 relating to the purchase of Units of Common Stock and Warrants of theglobe.com, inc. (14).

10.20
Amendment to the Service Order Agreement Terms and Conditions dated July 30, 2003, and October 24, 2003 between XO Communications, Inc. and Direct Partner Telecom, Inc., including XO Services Terms and Conditions (14).*

10.21	Broad Capacity Services Agreement dated October 17, 2003 by and between Direct Partner Telecom, Inc. and Progress Telecom Corporation (14).*

10.22	Agreement and Plan of Merger dated August 31, 2004 by and between theglobe.com, inc., SendTec Acquisition Corporation and SendTec, Inc., among others (16).

10.23	Employment Agreement dated September 1, 2004 by and between SendTec, Inc. and Paul Soltoff (16).**

10.24	Stockholders’ Agreement dated September 1, 2004 by and between theglobe.com and certain named stockholders (17).

10.25	theglobe.com 2004 Amended and Restated Stock Option Plan (20).

10.26	Promissory Note dated September 1, 2004 (17).

10.27	Form of Potential Conversion Note relating to Series H Preferred Stock (17).

10.28	Termination of Agreement dated as of January 31, 2005 by and between theglobe.com, inc. and Promotion and Display Technology Ltd. (22).

10.29	Consulting Agreement effective as of February 2, 2005 (fully executed as of March 28, 2005) between theglobe.com, inc. and Albert J. Detz (22).**

10.30
Carrier Services Agreement between XO Communications, Inc. and Direct Partner Telecom, Inc., as amended and made effective by the First Amendment to the Carrier Services Agreement dated March 25, 2005 (22).

10.31	First Amendment to Carrier Services Agreement dated March 25, 2005 (22).

10.32	Note Purchase Agreement dated April 22, 2005 by and between theglobe.com, inc. and certain named investors (23).

10.33	Asset Purchase Agreement dated as of August 10, 2005 by and among theglobe.com, inc., SendTec, Inc. and RelationServe Media, Inc. (24).

10.34	1st Amendment to the Asset Purchase Agreement dated as of August 23, 2005, by and among theglobe.com, inc., SendTec, Inc. and RelationServe Media, Inc. (25).

10.35	Redemption Agreement dated August 23, 2005 between theglobe.com, inc. and certain members of management of SendTec, Inc. (26).

10.36	Escrow Agreement dated as of October 31, 2005, by and among theglobe.com, inc., SendTec, Inc., RelationServe Media, Inc. and Olshan Grundman Frome Rosenzweig & Wolosky LLP (27).

10.37
Termination Agreement dated as of October 31, 2005, by and among theglobe.com, inc., SendTec, Inc., Paul Soltoff, Eric Obeck, Donald Gould, Harry Greene, Irvine and Nadine Brechner, as tenants by the entirety, Allen Vance, G. Thomas Alison and Steven Morvay (27).

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

_______________

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

9. Incorporated by reference from our Form 8-K filed on November 26, 2002.

10. Incorporated by reference from our Form 8-K filed on June 6, 2003.

11. Incorporated by reference from our Form 8-K filed on July 11, 2003.

12. Incorporated by reference from our Form 10-QSB filed on November 14, 2003.

13. Incorporated by reference from our Form 10-K filed on March 31, 2003.

14. Incorporated by reference from our Form 10-KSB filed on March 30, 2004.

15. Incorporated by reference from our Registration Statement on Form SB-2 filed on April 16, 2004 (Registration No. 333-114556).

16. Incorporated by reference from our Form 8-K filed on March 17, 2004.

17. Incorporated by reference from our Form 8-K filed September 7, 2004.

18. Incorporated by reference from our Form SB-2 filed April 16, 2004.

19. Incorporated by reference from our Post Effective Amendment No. 1 to our Form SB-2 filed on May 7, 2004.

20. Incorporated by reference from our S-8 filed October 13, 2004.

21. Incorporated by reference from our Form 8-K filed on December 2, 2004.

22. Incorporated by reference from our 10-KSB filed on March 30, 2005.

23. Incorporated by reference from our Form 8-K filed on April 26, 2005.

24. Incorporated by reference from our Form 8-K filed on August 16, 2005.

25. Incorporated by reference to Annex A of our Definitive Information Statement filed on September 15, 2005.

26. Incorporated by reference to Annex B of our Definitive Information Statement filed on September 15, 2005.

27. Incorporated by reference from our Form 8-K filed on November 4, 2005.

28. Incorporated by reference from our Form S-8 filed January 22, 2004.

* Confidential portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment.

** Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2006	theglobe.com, inc.

	By:	/s/ Michael S. Egan
Michael S. Egan
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Edward A. Cespedes
Edward A. Cespedes
President, Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Michael S. Egan	March 31, 2006
Michael S. Egan
Chairman, Director

/s/ Edward A. Cespedes	March 31, 2006
Edward A. Cespedes
Director

/s/ Robin Lebowitz	March 31, 2006
Robin Lebowitz
Director

EXHIBIT INDEX

NO. ITEM

3.1	Form of Fourth Amended and Restated Certificate of Incorporation of the Company (3).

3.2	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation (18).

3.3	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 29, 2003 (18).

3.4	Certificate relating to Previously Outstanding Series of Preferred Stock and Relating to the Designation, Preferences and Rights of the Series F Preferred Stock (13).

3.5	Certificate of Amendment Relating to the Designation Preferences and Rights of the Junior Participating Preferred Stock (15).

3.6	Form of By-Laws of the Company (18).

3.7	Certificate of Amendment Relating to the Designation Preferences and Rights of the Series H Automatically Converting Preferred Stock (17).

3.8	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on December 1, 2004 (21).

4.1	Registration Rights Agreement, dated as of September 1, 1998 (5).

4.2	Amendment No.1 to Registration Rights Agreement, dated as of April 9, 1999 (6).

4.3	Specimen certificate representing shares of Common Stock of the Company (4).

4.4	Amended and Restated Warrant to Acquire Shares of Common Stock (2).

4.5	Form of Rights Agreement, by and between the Company and American Stock Transfer & Trust Company as Rights Agent (3).

4.6	Form of Warrant dated November 12, 2002 to acquire shares of Common Stock (9).

4.7	Form of Warrant dated March 28, 2003 to acquire shares of Common Stock (13).

4.8	Form of Warrant dated May 28, 2003 to acquire an aggregate of 500,000 shares of theglobe.com Common Stock (10).

4.9	Form of Warrant dated July 2, 2003 to acquire securities of theglobe.com, inc. (11).

4.10	Form of Warrant dated March 5, 2004 to acquire securities of theglobe.com, inc. (16).

4.11	Form of Warrant relating to potential issuance of Earn-out Consideration (17).

4.12	Form of Secured Demand Convertible Promissory Note (23).

4.13	Security Agreement dated April 22, 2005 by and between theglobe.com, inc. and certain other parties named therein (23).

4.14	Unconditional Guaranty Agreement dated April 22, 2005 (23).

10.1	Form of Indemnification Agreement between the Company and each of its Directors and Executive Officers (1).

10.2	2000 Broad Based Stock Option Plan (7).**

10.3	1998 Stock Option Plan, as amended (6).**

10.4	1995 Stock Option Plan (1).**

10.5	Employee Stock Purchase Plan (5).**

10.6	Technology Purchase Agreement dated November 12, 2002, among theglobe.com, inc. and Brian Fowler (9).

10.7	Employment Agreement dated November 12, 2002, among theglobe.com, inc. and Brian Fowler (9).**

10.8	Payment Agreement dated November 12, 2002, among theglobe.com, inc., 1002390 Ontario Inc., and Robert S. Giblett (9).

10.9	Release Agreement dated November 12, 2002, among theglobe.com, inc. and certain other parties named therein (9).

10.10	Agreement and Plan of Merger dated May 23, 2003 between theglobe.com, inc., DPT Acquisition, Inc., Direct Partner Telecom, Inc., and the stockholders thereof (10).

10.11	Form of Subscription Agreement relating to the purchase of Units of Series G Preferred Stock and Warrants of theglobe.com, inc. (11).

10.12	Employment Agreement dated August 1, 2003 between theglobe.com, inc. and Michael S. Egan (12).**

10.13	Employment Agreement dated August 1, 2003 between theglobe.com, inc. and Edward A. Cespedes (12).**

10.14	Employment Agreement dated August 1, 2003 between theglobe.com, inc. and Robin Segaul Lebowitz (12).**

10.15	Amended & Restated Non-Qualified Stock Option Agreement effective as of August 12, 2002 between theglobe.com, inc. and Michael S. Egan (12).**

10.16	Amended & Restated Non-Qualified Stock Option Agreement effective as of August 12, 2002 between theglobe.com, inc. and Edward A. Cespedes (12).**

10.17	Amended & Restated Non-Qualified Stock Option Agreement effective as of August 12, 2002 between theglobe.com, inc. and Robin Segaul Lebowitz (12).**

10.18	2003 Amended and Restated Non-Qualified Stock Option Plan (28).**

10.19	Securities Purchase and Registration Agreement dated March 2, 2004 relating to the purchase of Units of Common Stock and Warrants of theglobe.com, inc. (14).

10.20
Amendment to the Service Order Agreement Terms and Conditions dated July 30, 2003, and October 24, 2003 between XO Communications, Inc. and Direct Partner Telecom, Inc., including XO Services Terms and Conditions (14).*

10.21	Broad Capacity Services Agreement dated October 17, 2003 by and between Direct Partner Telecom, Inc. and Progress Telecom Corporation (14).*

10.22	Agreement and Plan of Merger dated August 31, 2004 by and between theglobe.com, inc., SendTec Acquisition Corporation and SendTec, Inc., among others (16).

10.23	Employment Agreement dated September 1, 2004 by and between SendTec, Inc. and Paul Soltoff (16).**

10.24	Stockholders’ Agreement dated September 1, 2004 by and between theglobe.com and certain named stockholders (17).

10.25	theglobe.com 2004 Amended and Restated Stock Option Plan (20).

10.26	Promissory Note dated September 1, 2004 (17).

10.27	Form of Potential Conversion Note relating to Series H Preferred Stock (17).

10.28	Termination of Agreement dated as of January 31, 2005 by and between theglobe.com, inc. and Promotion and Display Technology Ltd. (22).

10.29	Consulting Agreement effective as of February 2, 2005 (fully executed as of March 28, 2005) between theglobe.com, inc. and Albert J. Detz (22).**

10.30
Carrier Services Agreement between XO Communications, Inc. and Direct Partner Telecom, Inc., as amended and made effective by the First Amendment to the Carrier Services Agreement dated March 25, 2005 (22).

10.31	First Amendment to Carrier Services Agreement dated March 25, 2005 (22).

10.32	Note Purchase Agreement dated April 22, 2005 by and between theglobe.com, inc. and certain named investors (23).

10.33	Asset Purchase Agreement dated as of August 10, 2005 by and among theglobe.com, inc., SendTec, Inc. and RelationServe Media, Inc. (24).

10.34	1st Amendment to the Asset Purchase Agreement dated as of August 23, 2005, by and among theglobe.com, inc., SendTec, Inc. and RelationServe Media, Inc. (25).

10.35	Redemption Agreement dated August 23, 2005 between theglobe.com, inc. and certain members of management of SendTec, Inc. (26).

10.36	Escrow Agreement dated as of October 31, 2005, by and among theglobe.com, inc., SendTec, Inc., RelationServe Media, Inc. and Olshan Grundman Frome Rosenzweig & Wolosky LLP (27).

10.37
Termination Agreement dated as of October 31, 2005, by and among theglobe.com, inc., SendTec, Inc., Paul Soltoff, Eric Obeck, Donald Gould, Harry Greene, Irvine and Nadine Brechner, as tenants by the entirety, Allen Vance, G. Thomas Alison and Steven Morvay (27).

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

_______________

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

9. Incorporated by reference from our Form 8-K filed on November 26, 2002.

10. Incorporated by reference from our Form 8-K filed on June 6, 2003.

11. Incorporated by reference from our Form 8-K filed on July 11, 2003.

12. Incorporated by reference from our Form 10-QSB filed on November 14, 2003.

13. Incorporated by reference from our Form 10-K filed on March 31, 2003.

14. Incorporated by reference from our Form 10-KSB filed on March 30, 2004.

15. Incorporated by reference from our Registration Statement on Form SB-2 filed on April 16, 2004 (Registration No. 333-114556).

16. Incorporated by reference from our Form 8-K filed on March 17, 2004.

17. Incorporated by reference from our Form 8-K filed September 7, 2004.

18. Incorporated by reference from our Form SB-2 filed April 16, 2004.

19. Incorporated by reference from our Post Effective Amendment No. 1 to our Form SB-2 filed on May 7, 2004.

20. Incorporated by reference from our S-8 filed October 13, 2004.

21. Incorporated by reference from our Form 8-K filed on December 2, 2004.

22. Incorporated by reference from our 10-KSB filed on March 30, 2005.

23. Incorporated by reference from our Form 8-K filed on April 26, 2005.

24. Incorporated by reference from our Form 8-K filed on August 16, 2005.

25. Incorporated by reference to Annex A of our Definitive Information Statement filed on September 15, 2005.

26. Incorporated by reference to Annex B of our Definitive Information Statement filed on September 15, 2005.

27. Incorporated by reference from our Form 8-K filed on November 4, 2005.

28. Incorporated by reference from our Form S-8 filed January 22, 2004.

* Confidential portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment.

** Management contract or compensatory plan or arrangement.