Form 10-Q
period 2006-03-31
THEGLOBE COM INC
filed 2006-05-11
CIK 1066684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the Registrant's Common Stock, $.001 par value (the "Common Stock") as of May 2, 2006 was 174,722,565.

THEGLOBE.COM, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2006	2005
ASSETS	(UNAUDITED)
Current Assets:
Cash and cash equivalents	$12,379,881	$16,480,660
Restricted cash	251,043	1,031,764
Accounts receivable, less allowance for doubtful
accounts of approximately $38,000 and
$128,000, respectively	295,975	452,398
Inventory, less reserves of approximately $414,000 and $434,000, respectively	59,442	66,271
Prepaid expenses	742,070	1,022,771
Other current assets	153,217	146,889
Total current assets	13,881,628	19,200,753

Property and equipment, net	1,145,528	1,455,653
Intangible assets	645,360	715,035
Other assets	40,000	40,000
Total assets	$15,712,516	$21,411,441

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$2,460,970	$2,564,988
Accrued expenses and other current liabilities	1,655,605	2,177,815
Income taxes payable	—	806,406
Deferred revenue	956,531	985,981
Notes payable and current portion of long-term debt	3,417,446	3,428,447
Total current liabilities	8,490,552	9,963,637

Long-term liabilities	297,354	173,003
Total liabilities	8,787,906	10,136,640
Stockholders' Equity:
Common stock, $0.001 par value; 500,000,000 shares
authorized; 174,722,565 and 174,373,091 shares
issued at March 31, 2006 and December 31, 2005,
respectively	174,723	174,373
Additional paid-in capital	288,934,961	288,740,889
Escrow shares	(750,000)	(750,000)
Accumulated deficit	(281,435,074)	(276,890,461)
Total stockholders' equity	6,924,610	11,274,801
Total liabilities and stockholders' equity	$15,712,516	$21,411,441

See notes to unaudited condensed consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2006	2005
	(UNAUDITED)

Net Revenue	$701,157	$648,484
Operating Expenses:
Cost of revenue	1,664,480	1,983,382
Sales and marketing	935,028	781,275
Product development	373,741	325,841
General and administrative	2,088,777	1,633,247
Depreciation	305,125	285,931
Intangible asset amortization	69,675	—
	5,436,826	5,009,676

Operating Loss from Continuing Operations	(4,735,669)	(4,361,192)
Other Income (Expense), net:
Interest income (expense), net	61,653	(4,517)
Other income (expense), net	129,403	(229,288)
	191,056	(233,805)

Loss from Continuing Operations
Before Income Tax	(4,544,613)	(4,594,997)
Income Tax Benefit	—	(240,124)
Loss from Continuing Operations	(4,544,613)	(4,354,873)
Discontinued Operations:
Income from operations	—	645,774
Tax provision	—	256,474
Income from Discontinued
Operations	—	389,300
Net Loss	$(4,544,613)	$(3,965,573)
Earnings (Loss) Per Share -
Basic and Diluted:
Continuing Operations	$(0.03)	$(0.02)
Discontinued Operations	$—	$—

Net Loss	$(0.03)	$(0.02)

Weighted Average Common Shares
Outstanding	174,593,000	174,821,000

See notes to unaudited condensed consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2006	2005
	(UNAUDITED)
Cash Flows from Operating Activities:
Net loss	$(4,544,613)	$(3,965,573)
(Income) from discontinued operations	—	(389,300)
Net loss from continuing operations	(4,544,613)	(4,354,873)

Adjustments to reconcile net loss from continuing
operations to net cash flows from operating activities:
Depreciation and amortization	374,800	285,931
Provision for uncollectible accounts receivable	17,050	—
Reserve against amounts loaned to Tralliance prior to acquisition	—	230,000
Employee stock compensation	81,769	37,334
Compensation related to non-employee stock options	94,233	41,577
Other, net	315	(173)

Changes in operating assets and liabilities, net:
Accounts receivable, net	139,373	328,272
Inventory, net	7,111	359,685
Prepaid and other current assets	274,373	95,287
Accounts payable	(104,018)	528,422
Accrued expenses and other current liabilities	(522,210)	(622,090)
Income taxes payable	(806,406)	—
Deferred revenue	94,901	(5,165)

Net cash flows from operating activities of continuing operations	(4,893,322)	(3,075,793)
Net cash flows from operating activities of discontinued operations	—	6,983
Net cash flows from operating activities	(4,893,322)	(3,068,810)
Cash Flows from Investing Activities:
Purchases of property and equipment	—	(159,621)
Net cash released from escrow	780,721	31,111
Amounts loaned to Tralliance prior to acquisition	—	(230,000)
Other, net	5,000	(39,400)

Net cash flows from investing activities of continuing operations	785,721	(397,910)
Purchases of property and equipment by discontinued operation	—	(23,433)
Net cash flows from investing activities	785,721	(421,343)
Cash Flows from Financing Activities:
Payments on notes payable and long-term debt	(11,598)	(30,912)
Proceeds from exercise of common stock options and warrants	18,420	4,165
Net cash flows from financing activities	6,822	(26,747)
Net Decrease in Cash and Cash Equivalents	(4,100,779)	(3,516,900)

Cash and Cash Equivalents, at beginning of period	16,480,660	6,734,793
Cash and Cash Equivalents, at end of period	$12,379,881	$3,217,893

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

On May 28, 2003, the Company acquired Direct Partner Telecom, Inc. ("DPT"), a company engaged in VoIP telephony services in exchange for 1,375,000 shares of the Company's Common Stock and the issuance of warrants to acquire 500,000 shares of the Company's Common Stock. The Company acquired all of the physical assets and intellectual property of DPT and originally planned to continue to operate the company as a subsidiary and engage in the provision of VoIP services to other telephony businesses on a wholesale transactional basis. In the first quarter of 2004, the Company decided to suspend DPT's wholesale business and dedicate the DPT physical and intellectual assets to its retail VoIP business. The Company has since employed DPT's physical assets in the build out of its VoIP network.

On September 1, 2004, the Company acquired SendTec, Inc. ("SendTec"), a direct response marketing services and technology company for a total purchase price of approximately $18.4 million. As more fully discussed in Note 3, "Discontinued Operations - SendTec Inc.,” on October 31, 2005, the Company completed the sale of all of the business and substantially all of the net assets of SendTec for approximately $39.9 million in cash, subject to the finalization of certain net working capital adjustments. Effective March 31, 2006, $318,750 in cash was released to the purchaser from funds held in escrow in settlement of such net working capital adjustments.

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

As of March 31, 2006, sources of the Company's revenue from continuing operations were derived principally from the operations of its games related businesses and its Internet services business. The Company's retail VoIP products and services have yet to produce any significant revenue.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries from their respective dates of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The unaudited interim condensed consolidated financial statements of the Company as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed consolidated financial statements.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2006 and the results of its operations and its cash flows for the three months ended March 31, 2006 and 2005. The results of operations and cash flows for such periods are not necessarily indicative of results expected for the full year or for any future period.

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

RESTRICTED CASH

Included in restricted cash in the accompanying condensed consolidated balance sheet at March 31, 2006, was $250,000 of cash held in escrow in connection with the October 31, 2005 sale of the SendTec business (see Note 3, “Discontinued Operations - SendTec, Inc.” for further discussion). In addition, at March 31, 2006, restricted cash included $1,043 of cash held in escrow for purposes of sweepstakes promotions conducted by the VoIP telephony division.

COMPREHENSIVE INCOME (LOSS)

The Company reports comprehensive income (loss) in accordance with SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income (loss) generally represents all changes in stockholders' equity during the year except those resulting from investments by, or distributions to, stockholders. The Company's comprehensive loss was approximately $4.5 million and $4.0 million for the three months ended March 31, 2006 and 2005, respectively, which approximated the Company's reported net loss.

INVENTORY

Inventories are recorded on a first-in, first-out basis and valued at the lower of cost or market value. The Company's reserve for excess and obsolete inventory as of March 31, 2006 and December 31, 2005, was approximately $414,000 and $434,000, respectively.

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

Concentration of credit risk in the Company's Internet services and VoIP telephony services divisions is generally limited due to the large number of customers in these businesses. Two customers of the computer games division represented an aggregate of approximately $74,000, or 25%, of net consolidated accounts receivable as of March 31, 2006.

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

Discontinued Operations

MARKETING SERVICES

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

Due to the Company's net losses from continuing operations, the effect of potentially dilutive securities or common stock equivalents that could be issued was excluded from the diluted net loss per common share calculation due to the anti-dilutive effect. Such potentially dilutive securities and common stock equivalents consisted of the following for the periods ended March 31:

	2006	2005
Options to purchase common stock	15,699,000	15,605,000
Common shares issuable upon exercise of warrants	7,276,000	20,782,000
Common shares issuable upon conversion of Convertible Notes	68,000,000	--
Total	90,975,000	36,387,000

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2005, the FASB issued final FASB Staff Position (“FSP”) FAS No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” The FSP provides an alternative method of calculating excess tax benefits from the method defined in SFAS No. 123R for share-based payments. A one-time election to adopt the transition method in this FSP is available to those entities adopting SFAS No. 123R using either the modified retrospective or modified prospective method. Up to one year from the initial adoption of SFAS No. 123R or effective date of the FSP is provided to make this one-time election. However, until an entity makes its election, it must follow the guidance in SFAS No. 123R. The FSP is effective upon initial adoption of SFAS No. 123R and became effective for the Company in the first quarter of 2006. We are currently evaluating the allowable methods for calculating excess tax benefits and have not yet determined whether we will make a one-time election to adopt the transition method described in this FSP, nor the expected impact on our financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting for Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 applies to all voluntary changes in accounting principles and requires retrospective application to prior periods’ financial statements of changes in accounting principles. This statement also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations or liquidity.

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," an interpretation of FASB Statement No. 143, "Accounting for Asset Retirement Obligations." The interpretation clarifies that the term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The effective date of this interpretation is no later than the end of fiscal years ending after December 15, 2005. The Company believes that currently it does not have any legal obligations to record an asset retirement liability.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29." SFAS No. 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations or liquidity.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation", supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, “Statement of Cash Flows.” The statement eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. The statement also requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and generally requires all companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin 107 which describes the SEC staff’s expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of SFAS No. 123R with existing guidance. The Company has adopted SFAS No. 123R effective January 1, 2006, using the modified prospective application method in accordance with the statement. This application requires the Company to record compensation expense for all awards granted after the adoption date and for the unvested portion of awards that are outstanding at the date of adoption. The Company expects that the adoption of SFAS No. 123R will result in charges to operating expense of continuing operations of approximately $194,000, $77,000 and $19,000, in the years ended December 31, 2006, 2007 and 2008, related to the unvested portion of outstanding employee stock options at December 31, 2005.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4." SFAS No. 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. This statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

RECLASSIFICATIONS

Certain 2005 amounts have been reclassified to conform to the 2006 presentation. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the operations of SendTec have been accounted for in accordance with the provisions of SFAS No. 144 and the 2005 results of SendTec’s operations have been included in income from discontinued operations.

(2) BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. However, the Company has incurred net losses in the quarter ended March 31, 2006 and in each fiscal year since its inception and has an accumulated deficit of $281,435,074 as of March 31, 2006.

Based upon the Company’s present cash resources and cash flow projections, management believes the Company has sufficient liquidity to operate as a going concern through at least the end of 2006. In order to assure its longer term financial viability, the Company must complete the development of and successfully implement a new strategic business plan. The Company’s new business plan may include making certain changes which transform its unprofitable businesses into profitable ones, selling or otherwise disposing of businesses or components, acquiring or internally developing new businesses, including Tralliance, and/or raising additional equity capital. Because of uncertainties regarding the future direction and financial performance of the Company, there can be no assurance that the Company will be able to continue as a going concern beyond the end of 2006.

(3) DISCONTINUED OPERATIONS - SENDTEC, INC.

On August 10, 2005, the Company entered into an Asset Purchase Agreement with RelationServe Media, Inc. ("RelationServe") whereby the Company agreed to sell all of the business and substantially all of the net assets of its SendTec marketing services subsidiary to RelationServe for $37,500,000 in cash, subject to certain net working capital adjustments. On August 23, 2005, the Company entered into Amendment No. 1 to the Asset Purchase Agreement with RelationServe (the “1st Amendment” and together with the original Asset Purchase Agreement, the “Purchase Agreement”). On October 31, 2005, the Company completed the asset sale. Including preliminary adjustments to the purchase price, related to excess working capital of SendTec as of the date of sale, the Company received an aggregate of approximately $39,900,000 in cash pursuant to the Purchase Agreement.

In accordance with the terms of an escrow agreement established as a source to secure the Company’s indemnification obligations under the Purchase Agreement, $1,000,000 of the purchase price and an aggregate of 2,272,727 shares of theglobe’s unregistered Common Stock (valued at $750,000 pursuant to the terms of the Purchase Agreement based upon the average closing price of the stock in the 10 day period preceding the closing of the sale) were placed into escrow as of the date of sale. On March 31, 2006, a partial release of $750,000 of the escrowed cash was made to the Company pursuant to the terms of the escrow agreement, less $318,750 of cash due to RelationServe in final settlement of the purchase price net working capital adjustments.

Results of operations for SendTec have been reported separately as “Discontinued Operations” in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2005. Summarized financial information for the Discontinued Operations of SendTec was as follows:

Three Months Ended
March 31, 2005

Net revenue, net of intercompany eliminations	$8,790,244

Income from operations	$645,774
Provision for income taxes	256,474

Income from discontinued operations,
net of tax	$389,300

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
$254,000

Upon acquisition, the existing CEO and CFO of Tralliance (the “Executives”) entered into employment agreements, which include certain non-compete provisions, whereby each would agree to remain in the employ of Tralliance for a period of two years in exchange for annual base compensation totaling $200,000 to each officer. In addition, the Executives participate in an annual bonus pool based upon the pre-tax income of the venture for a period of five years beginning May 1, 2005.

The value assigned to the intangible assets acquired is being amortized on a straight-line basis over a five year estimated useful life. Annual amortization expense of the intangible assets is estimated to be: $188,211 in 2006; $158,047 for each of 2007 through 2009 and $52,683 in 2010. The related accumulated amortization as of March 31, 2006 and December 31, 2005 was $144,877 and $75,201, respectively. Amortization expense totaled $69,675 for the three months ended March 31, 2006, respectively.

Advances to Tralliance totaled $1,281,500 prior to its acquisition by the Company. Due to the uncertainty of the ultimate collectibility of the Loan, the Company had historically provided a reserve equal to the full amount of the funds advanced to Tralliance. For the three months ended March 31, 2005, additions to the reserve of $230,000 were included in other expense in the accompanying condensed consolidated statement of operations.

The following pro forma condensed consolidated results of operations for the three months ended March 31, 2005 assumes the acquisition of Tralliance occurred as of January 1, 2005. The pro forma information is not necessarily indicative of what the actual results of operations of the combined company would have been had the acquisition occurred on January 1, 2005, nor is it necessarily indicative of future results.

PRO FORMA RESULTS:	2005
Three months ended March 31,
Net revenue	$648,000
Net loss	(3,975,000)

Basic and diluted net loss per common share	$(0.02)

(5) STOCK OPTION PLANS

We have several stock option plans under which nonqualified stock options may be granted to officers, directors, other employees, consultants and advisors of the Company. In general, options granted under the Company’s stock option plans expire after a ten-year period and generally vest no later than three years from the date of grant. Incentive options granted to stockholders who own greater than 10% of the total combined voting power of all classes of stock of the Company must be issued at 110% of the fair market value of the stock on the date the options are granted. As of March 31, 2006, there were approximately 7,320,000 shares available for grant under the Company’s stock option plans.

A total of 1,110,000 stock options were granted during the three months ended March 31, 2006, with a weighted-average fair value of $0.27. During the three months ended March 31, 2005, a total of 111,000 stock options were issued with a weighted-average fair value of $0.19.

Stock option exercises during the three months ended March 31, 2006 and 2005, resulted in cash inflows to the Company of $18,420 and $3,094, respectively. The corresponding intrinsic value as of exercise date of the 349,474 and 218,226 stock options exercised during the three months ended March 31, 2006 and 2005, was $119,628 and $46,369, respectively.

Stock option activity during the three months ended March 31, 2006 was as follows:

	Total	Weighted Average
	Options	Exercise Price

Outstanding at January 1, 2006	15,373,103	$0.46

Granted	1,110,000	0.34
Exercised	(349,474)	0.05
Canceled	(434,603)	0.20
Outstanding at March 31, 2006	15,699,026	$0.46
Options exercisable at March 31, 2006	13,571,874	$0.49

The weighted-average remaining contractual terms of stock options outstanding and stock options exercisable at March 31, 2006 was 7.7 years and 7.4 years, respectively. The aggregate intrinsic value of options outstanding and stock options exercisable at March 31, 2006 was approximately $2,491,000 and $2,353,000, respectively.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation", supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, “Statement of Cash Flows.” The statement eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. The statement also requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and generally requires all companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. The Company adopted SFAS No. 123R effective January 1, 2006, using the modified prospective application method in accordance with the statement. This application requires the Company to record compensation expense for all awards granted to employees and directors after the adoption date and for the unvested portion of awards that are outstanding at the date of adoption. The Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2006, reflect the impact of SFAS No. 123R. In accordance with the modified prospective application method, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect and do not include the impact of SFAS No. 123R.

Prior to January 1, 2006, the Company had historically followed SFAS No. 123, "Accounting for Stock-Based Compensation," which permitted entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25 ("APB 25") and provide pro forma net earnings (loss) disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. Under this method, compensation expense was recorded on the date of grant only if the then current market price of the underlying stock exceeded the exercise price. The following table presents the Company's pro forma net loss for the three months ended March 31, 2005, had the Company determined compensation cost based on the fair value at the grant date for all of its employee stock options issued under SFAS No. 123:

Three Months Ended March 31, 2005
Net loss - as reported	$(3,965,573)

Add: Stock-based employee compensation
included in net loss as reported	208,281

Deduct: Total stock-based employee
compensation expense determined under
fair value method for all awards	(296,708)
Net loss - pro forma	$(4,054,000)

Basic net loss per share - as reported	$(0.02)
Basic net loss per share - pro forma	$(0.02)

Stock compensation cost is recognized on a straight-line basis over the vesting period. Stock compensation expense totaling $176,002 was charged to continuing operations during the three months ended March 31, 2006, including $94,233 of expense resulting from the vesting of non-employee stock options granted in prior years and approximately $5,619 from the accelerated vesting of stock options issued to terminated employees. A total of $76,150 of the total stock compensation expense charged to continuing operations for the first quarter of 2006 resulted from the adoption of SFAS No. 123R. During the three months ended March 31, 2005, stock compensation expense of $78,911 charged to continuing operations included $41,577 of expense related to non-employee stock options and $28,000 of expense related to the accelerated vesting of stock options issued to a terminated employee.

Stock compensation expense totaling $171,494 for the three months ended March 31, 2005, was charged to income from the discontinued operations of the Company’s SendTec subsidiary. The expense resulted primarily from the deferred compensation attributable to the issuance of stock options in the Company’s acquisition of SendTec.

At March 31, 2006, there was approximately $525,000 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.3 years.

The Company estimates the fair value of each stock option at the grant date by using the Black Scholes option-pricing model with the following weighted-average assumptions used for grants in 2006: no dividend yield; an expected life of three years; 150% expected volatility and a risk free interest rate of 4.00%. The risk free interest rate is based on the U.S. Treasury yield in effect at the time of grant; the expected life is based on historical and expected exercise behavior; and expected volatility is based on the historical volatility of the Company’s stock price, over a time period that is consistent with the expected life of the option.

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

(7) SEGMENTS AND GEOGRAPHIC INFORMATION

The Company applies the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for operating segments of a company. SFAS No. 131 requires disclosures of selected segment-related financial information about products, major customers and geographic areas. Effective with the May 9, 2005 acquisition of Tralliance, the Company was organized in four operating segments for purposes of making operating decisions and assessing performance: the computer games division, the Internet services division, the VoIP telephony services division and the marketing services division. The computer games division currently consists of the operations of the Company's Computer Games magazine publication and the associated website and the operations of Chips & Bits, Inc., its games distribution business. The Internet services division consists of the newly acquired operations of Tralliance. The VoIP telephony services division is principally involved in the development of telecommunications services over the Internet for use by consumers. The marketing services division consisted of the discontinued operations of the Company's subsidiary, SendTec which was sold effective October 31, 2005 and has been excluded from the segment data presented below.

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

The following table presents financial information regarding the Company's different segments:

	Three Months Ended
	March 31,
	2006	2005
NET REVENUE FROM CONTINUING OPERATIONS:
Computer games	$366,920	$561,392
Internet services	313,613	--
VoIP telephony services	20,624	87,092
	$701,157	$648,484

OPERATING LOSS FROM CONTINUING OPERATIONS:
Computer games	$(304,213)	$(315,154)
Internet services	(981,122)	--
VoIP telephony services	(2,673,107)	(3,322,862)
Corporate expenses	(777,227)	(723,176)

Operating loss from continuing operations	(4,735,669)	(4,361,192)
Other income (expense), net	191,056	(233,805)
Loss from continuing operations before income tax	$(4,544,613)	$(4,594,997)

DEPRECIATION AND AMORTIZATION OF CONTINUING OPERATIONS:
Computer games	$6,988	$7,719
Internet services	78,726	--
VoIP telephony services	280,528	268,633
Corporate expenses	8,558	9,579
	$374,800	$285,931

	March 31,	December 31,
	2006	2005
IDENTIFIABLE ASSETS:
Computer games	$434,264	$637,417
Internet services	788,194	1,161,344
VoIP telephony services	1,317,403	1,817,809
Corporate assets*	13,172,655	17,794,871
	$15,712,516	$21,411,441

* Corporate assets include cash held at subsidiaries for purposes of the presentation above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology, such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "intend," "potential" or "continue" or the negative of such terms or other comparable terminology, although not all forward-looking statements contain such terms. In addition, these forward-looking statements include, but are not limited to, statements regarding:

o	implementing our business plans;

o	marketing and commercialization of our existing products and those products under development;

o	plans for future products and services and for enhancements of existing products and services;

o	our ability to implement cost-reduction programs;

o	potential governmental regulation and taxation;

o	the outcome of any pending litigation;

o	our intellectual property;

o	our estimates of future revenue and profitability;

o	our estimates or expectations of continued losses;

o	our expectations regarding future expenses, including cost of revenue, product development, sales and marketing, and general and administrative expenses;

o	difficulty or inability to raise additional financing, if needed, on terms acceptable to us;

o	our estimates regarding our capital requirements and our needs for additional financing;

o	attracting and retaining customers and employees;

o	rapid technological changes in our industry and relevant markets;

o	sources of revenue and anticipated revenue;

o	plans for future acquisitions and entering new lines of business;

o	plans for divestitures or spin-offs of certain businesses or assets;

o	competition in our market; and

o	our ability to continue to operate as a going concern.

These statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are not required to and do not intend to update any of the forward-looking statements after the date of this Form 10-Q or to conform these statements to actual results. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-Q might not occur. Actual results, levels of activity, performance, achievements and events may vary significantly from those implied by the forward-looking statements. A description of risks that could cause our results to vary appears under "Risk Factors" and elsewhere in this Form 10-Q. The following discussion should be read together in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes thereto and the audited consolidated financial statements and notes to those statements contained in the Annual Report on Form 10-K for the year ended December 31, 2005.

OVERVIEW

As of March 31, 2006, theglobe.com, inc. (the "Company" or "theglobe") managed three primary lines of business. One line of business consists of our historical network of three wholly-owned operations, each of which specializes in the games business by delivering games information and selling games in the United States and abroad. These operations are: our print publication business, which consists of Computer Games magazine; our online website business, which consists of our Computer Games Online website (www.cgonline.com), which is the online counterpart to our magazine publication; and our Chips & Bits, Inc. (www.chipsbits.com) games distribution company ("Chips & Bits"). The second line of business consists of our Internet Services business, Tralliance Corporation (“Tralliance”), a company which is the registry for the “.travel” top-level Internet domain. We acquired Tralliance on May 9, 2005. Our third line of business, Voice over Internet Protocol ("VoIP") telephony services, includes tglo.com, inc. (formerly known as voiceglo Holdings, Inc.), a wholly-owned subsidiary of theglobe that offers VoIP-based phone services. The term VoIP refers to a category of hardware and software that enables people to use the Internet to make phone calls.

We sold the business and substantially all of the net assets of our marketing services technology business, SendTec, Inc. (“SendTec”) on October 31, 2005. The results of operations of SendTec have been reflected as “discontinued operations” within our condensed consolidated financial statements for the 2005 period.

As of March 31, 2006, sources of our revenue from continuing operations were derived principally from the operations of our computer games related businesses and our Internet services business. Our VoIP products and services have yet to produce any significant revenue.

BASIS OF PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

DESCRIPTION OF BUSINESS---CONTINUING OPERATIONS

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

DESCRIPTION OF BUSINESS---DISCONTINUED OPERATIONS

DISCONTINUED OPERATIONS OF OUR MARKETING SERVICES BUSINESS

As a result of our sale of the business and substantially all of the net assets of SendTec, our former marketing services technology business, on October 31, 2005, the results of operations of SendTec have been reported separately as “Discontinued Operations” for the three months ended March 31, 2005.

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

RESULTS OF OPERATIONS

The nature of our business has significantly changed from 2005 to 2006. On October 31, 2005, we completed the sale of substantially all of the net assets and the business of SendTec, Inc. (“SendTec”), our former marketing services technology business. Also, on May 9, 2005, the Company entered into another line of business, Internet services, when it exercised its option to acquire Tralliance Corporation ("Tralliance"), a company which had recently been designated as the registry for the ".travel" top-level Internet domain. The results of Tralliance have been included in the Company's consolidated operating results from its date of acquisition. Primarily, as a result of the acquisition of Tralliance and the sale of SendTec, our results of operations for the three months ended March 31, 2006, are not necessarily comparable to our results of operations for the three months ended March 31, 2005.

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005

CONTINUING OPERATIONS

NET REVENUE. Net revenue totaled $701 thousand for the three months ended March 31, 2006 as compared to $648 thousand for the three months ended March 31, 2005, an increase of approximately 8% from the prior year period.

NET REVENUE BY BUSINESS SEGMENT:

Three months ended March 31,	2006	2005

Computer games	$366,920	$561,392
Internet services	313,613	--
VoIP telephony services	20,624	87,092
	$701,157	$648,484

Advertising revenue from the sale of print advertisements in the magazines published by our computer games business declined $126 thousand, or 32%, in the 2006 first quarter as compared to the same quarter of the prior year. Sales of electronic games and related products through Chips & Bits, Inc., our Internet-based retail distribution subsidiary, decreased $58 thousand, or 67%, in the 2006 first quarter as compared to the first quarter of 2005.

Our Internet services business, Tralliance, contributed $314 thousand in net revenue during the first quarter of 2006. Tralliance, which was acquired in May 2005, began collecting fees for Internet domain name registrations in October 2005. Net revenue attributable to domain name registrations is recognized as revenue on a straight-line basis over the term of the registrations.

OPERATING EXPENSES BY BUSINESS SEGMENT:

Three months ended:	Cost of Revenue	Sales and Marketing	Product Development	General and Administrative	Depreciation and Amortization	Total
March 31, 2006
Computer games	$251,583	$146,990	$129,851	$135,721	$6,988	$671,133
Internet services	130,159	579,231	—	506,619	78,726	1,294,735
VoIP telephony services	1,282,738	208,807	243,890	677,768	280,528	2,693,731
Corporate expenses	—	—	—	768,669	8,558	777,227
	$1,664,480	$935,028	$373,741	$2,088,777	$374,800	$5,436,826

	Cost of Revenue	Sales and Marketing	Product Development	General and Administrative	Depreciation and Amortization	Total
March 31, 2005
Computer games	$491,567	$85,683	$155,139	$136,438	$7,719	$876,546
VoIP telephony services	1,491,815	695,592	170,702	783,212	268,633	3,409,954
Corporate expenses	—	—	—	713,597	9,579	723,176
	$1,983,382	$781,275	$325,841	$1,633,247	$285,931	$5,009,676

COST OF REVENUE. Cost of revenue totaled $1.7 million for the three months ended March 31, 2006, a decline of $319 thousand from the $2.0 million reported for the three months ended March 31, 2005.

Cost of revenue related to our computer games business segment consists primarily of printing costs of our games magazine, Internet connection charges, personnel costs, maintenance cost of website equipment and the costs of merchandise sold and shipping fees in connection with our online store. Approximately $159 thousand, of the total $240 thousand decrease in cost of revenue of our computer games segment as compared to the first quarter of 2005 resulted from lower printing, paper and freight costs associated with the production of our magazine publications. We have reduced the total number of copies printed for each issue in the first quarter of 2006 as compared to the first quarter of 2005. The overall decline in net revenue of our computer games business segment as discussed above also contributed to the decrease in cost of revenue of that business segment as compared to the first quarter of 2005.

Cost of revenue of our VoIP telephony services business segment is principally comprised of carrier transport and circuit interconnection costs, as well as personnel and consulting costs incurred in support of our Internet telecommunications network. The $209 thousand decline in cost of revenue of our VoIP telephony services division as compared to the 2005 first quarter was due principally to a decrease in headcount of personnel supporting our Internet telecommunications network.

Cost of revenue of our Internet services division consists primarily of fees paid to third party service providers which provide outsourced services, including verification of registration eligibility, maintenance of the “.travel” directory of consumer-oriented registrant travel data, as well as other services. Fees for some of these services vary based on transaction levels. Fees incurred for outsourced services are generally deferred and amortized to cost of revenue over the term of the related domain name registration.

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and related expenses of sales and marketing personnel, commissions, advertising and marketing costs, public relations expenses and promotional activities. Sales and marketing expenses totaled $935 thousand for the three months ended March 31, 2006 versus $781 thousand for the same period in 2005. Tralliance, our new Internet services business, incurred $579 thousand of sales and marketing expenses during the 2006 first quarter, consisting primarily of advertising, public relations, promotional and trade show costs incurred in launching the “.travel” top-level domain registry. Sales and marketing expenses of the VoIP telephony services business segment decreased $487 thousand, or 70%, from the first quarter of 2005. During the first quarter of 2005, the Company reevaluated its existing VoIP telephony services business plan and began the process of terminating and/or modifying certain of its existing product offerings and marketing programs. The Company also began to develop and test certain new VoIP products and features. As a result, the VoIP telephony services business segment has significantly reduced its sales and marketing spending and presently intends to continue to limit its sales and marketing spending during the remainder of 2006.

PRODUCT DEVELOPMENT. Product development expenses include salaries and related personnel costs; expenses incurred in connection with website development, testing and upgrades; editorial and content costs; and costs incurred in the development of our VoIP telephony products. Product development expenses totaled $374 thousand in the first quarter of 2006 as compared to $326 thousand in the first quarter of 2005.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and other personnel costs related to management, finance and accounting functions, facilities, outside legal and professional fees, information-technology consulting, directors and officers insurance, bad debt expenses and general corporate overhead costs. General and administrative expenses totaled $2.1 million in the first quarter of 2006 as compared to $1.6 million for the same quarter of the prior year. The $456 thousand increase in consolidated general and administrative expenses as compared to the 2005 first quarter was primarily attributable to the $507 thousand of general and administrative expenses incurred by Tralliance, our new Internet services business. Travel-related costs involved in increasing awareness of the “.travel” top-level domain incurred by Tralliance and personnel costs represented approximately 38% and 31% of the total general and administrative costs of the Internet services segment, respectively. As discussed in Note 5, “Stock Option Plans,” of the Notes to Condensed Consolidated Financial Statements, we adopted Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) effective January 1, 2006 using the modified prospective application method. SFAS No. 123R generally requires all companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to recognize the related cost in its financial statements. As a result, general and administrative expenses of the corporate division for the first quarter of 2006 included approximately $76 thousand of stock compensation expense recognized in accordance with the requirements of SFAS No. 123R. Prior to January 1, 2006, we accounted for employee stock options pursuant to Accounting Principles Board Opinion No. 25 and financial results in the accompanying condensed consolidated financial statements for prior periods have not been restated to give effect to the provisions of SFAS No. 123R. At March 31, 2006, there was approximately $525,000 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.3 years.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense totaled $375 thousand for the three months ended March 31, 2006 as compared to $286 thousand for the three months ended March 31, 2005. The increase in this expense category as compared to the same quarter of 2005 resulted principally from the $79 thousand of depreciation and intangible asset amortization expenses incurred by our Internet services business.

OTHER INCOME (EXPENSE), NET. Other income, net, totaled $191 thousand for the first quarter of 2006. In January 2006, we sold our Now Playing magazine publication and the related website resulting in a net gain of approximately $130 thousand. In addition, net interest income increased by approximately $66 thousand in comparison to the first quarter of 2005. The cash proceeds received from the sale of our marketing services business, SendTec, Inc., in the fourth quarter of 2005 resulted in higher levels of funds available for investment in short-term securities during the first quarter of 2006 as compared to the same period of the prior year. Total other expense, net, of $234 thousand was reported for the first quarter of 2005, which consisted principally of reserves against amounts loaned by the Company to Tralliance prior to its acquisition.

INCOME TAXES. No tax benefit was recorded for the first quarter of 2006 as we recorded a 100% valuation allowance against our otherwise recognizable deferred tax assets due to the uncertainty surrounding the timing or ultimate realization of the benefits of our net operating loss carryforwards in future periods. As of December 31, 2005, the Company had net operating loss carryforwards available for U.S. tax purposes of approximately $147 million. These carryforwards expire through 2025. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Due to various significant changes in our ownership interests, as defined in the Internal Revenue Code of 1986, as amended, commencing in August 1997 through our most recent issuance of convertible notes in July 2005, and assuming conversion of such notes, we may have substantially limited or eliminated the availability of our net operating loss carryforwards. There can be no assurance that we will be able to utilize any net operating loss carryforwards in the future. During the first quarter of 2005, an income tax benefit of approximately $240 thousand was recognized for continuing operations which served to offset the income tax provision of $256 thousand recorded for discontinued operations.

DISCONTINUED OPERATIONS

Income from discontinued operations, net of income taxes totaled $389 thousand in the first quarter of 2005. As a result of the Company’s October 2005 sale of its SendTec marketing services business, the results of SendTec’s operations have been reported as discontinued operations in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ITEMS

As of March 31, 2006, we had approximately $12.4 million in cash and cash equivalents as compared to $16.5 million as of December 31, 2005. Net cash used in operating activities of continuing operations was $4.9 million and $3.1 million, for the three months ended March 31, 2006 and 2005, respectively. The increase in net cash used in operating activities of continuing operations of approximately $1.8 million as compared to the same quarter in 2005 resulted principally from the Company’s payment of its 2005 income tax liabilities, as well as an unfavorable accounts payable change compared to the prior year during the first quarter of 2006.

Net cash and cash equivalents of $786 thousand were provided by investing activities of continuing operations during the first quarter of 2006. As a result of the October 2005 sale of the SendTec business, we were required to place $1.0 million of cash in an escrow account to secure our indemnification obligations. On March 31, 2006, pursuant to the related escrow agreement, $750 thousand of the escrow funds were released to the Company. The remaining $31 thousand in escrow funds released during the first quarter of 2006 represented funds which had been held in escrow in connection with sweepstakes promotions conducted by the VoIP telephony services division. During the first quarter of 2005, we used a total of $398 thousand in investing activities of continuing operations, including $160 thousand of capital expenditures and $230 thousand of loans to Tralliance prior to its acquisition by the Company.

Financing activities provided net cash and cash equivalents of $7 thousand during the 2006 first quarter as compared to a use of $27 thousand during the same quarter of the prior year. Payments on debt outstanding totaled $12 thousand and $31 thousand during the first quarters of 2006 and 2005, respectively. Proceeds from the exercise of stock options and warrants totaled $18 thousand during the first quarter of 2006 and $4 thousand during the first quarter of 2005.

FUTURE CAPITAL NEEDS

The Company continues to incur substantial consolidated net losses and management believes the Company will continue to be unprofitable and use cash in its operations for the foreseeable future. The Company's consolidated net losses and cash usage during its recent past and projected future periods relate primarily to the operation of its VoIP telephony services business and to a lesser extent to corporate overhead expenses and operations of its Internet services and computer games businesses.

In order to offer our VoIP services, we have invested substantial time, capital and other resources on the development of our VoIP network. Our inability to generate any significant telephony revenue, and the fixed costs of operating our VoIP network, as well as marketing and other variable costs, has resulted in the Company incurring substantial losses during 2003, 2004, 2005 and the first quarter of 2006. In an effort to reduce the excess capacity of our VoIP network and to decrease the Company’s net losses, we recently developed a plan to reconfigure, phase-out and eliminate certain components of our VoIP network. The implementation of this plan, which was completed in April 2006, is expected to reduce the ongoing costs and expenses of operating our VoIP network by approximately $300 thousand per month. The implementation of this plan, which involved the renegotiation and/or termination of certain network agreements, also reduced minimum amounts payable for network data center and carrier circuit interconnection service expenses to be incurred during the next twelve months, exclusive of regulatory taxes, fees and charges, to approximately $800 thousand as of March 31, 2006, (down from $1.1 million as of December 31, 2005).

Management believes that it will be difficult to develop, grow and transform its VoIP business into profitability without the investment of significant additional capital and/or the development of mutually beneficial third-party strategic relationships. Accordingly, we have engaged financial advisors to assist the Company and are presently seeking out prospective parties who would be interested in either acquiring all or part of our VoIP business or alternatively partnering with the Company by making strategic investments in our Common Stock. While the Company pursues a prospective purchaser for its VoIP business or a strategic investor and/or business partner, it plans to continue to improve the quality of the products, services and operations of its VoIP business, while at the same time seeking to limit the losses and cash usage attributable to its VoIP business operations. The Company does not presently intend to expend funds in excess of $200 thousand in 2006 for VoIP capital expenditures or advertising programs.

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

As of May 2, 2006, the Company’s total cash and cash equivalents balance was approximately $11.5 million, inclusive of $250 thousand held in escrow to secure the Company’s indemnification obligations related to the sale of the SendTec business. We believe that the Company’s current net cash and cash equivalents balance will provide sufficient liquidity to enable the Company to operate its remaining businesses on a going concern basis through at least the end of 2006. However, in order to ensure its longer term financial viability, the Company must complete the development of and successfully implement a new strategic business plan. Our new business plan may involve making certain changes to achieve profitability of existing businesses or may instead result in decisions to sell or dispose of certain businesses or components. Additionally, we may use a portion of our net cash balance to enter into one or more new businesses, through either acquisitions or internal development. The Company currently has no access to credit facilities with traditional third party lenders and its longer term viability will be determined mainly by its ability to successfully execute its existing and future business plans. Because of uncertainties regarding the future direction and financial performance of the Company, there can be no assurance that the Company will be able to continue as a going concern beyond the end of 2006.

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

EFFECTS OF INFLATION

Due to relatively low levels of inflation in 2006 and 2005, inflation has not had a significant effect on our results of operations since inception.

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

REVENUE RECOGNITION

The Company's revenue from continuing operations was derived principally from the sale of print advertisements under short-term contracts in our magazine publication; through the sale of our magazine publication through newsstands and subscriptions; from the sale of video games and related products through our online store Chips & Bits; from the sale of Internet domain registrations and from the sale of VoIP telephony services. There is no certainty that events beyond anyone's control such as economic downturns or significant decreases in the demand for our services and products will not occur and accordingly, cause significant decreases in revenue.

COMPUTER GAMES BUSINESSES

Advertising revenue for the Company's magazine publication is recognized at the on-sale date of the magazine.

Newsstand sales of the Company's magazine publication are recognized at the on-sale date of the magazine, net of provisions for estimated returns. Subscription revenue, which is net of agency fees, is deferred when initially received and recognized as income ratably over the subscription term.

Sales of video games and related products from the online store are recognized as revenue when the product is shipped to the customer. Amounts billed to customers for shipping and handling charges are included in net revenue. The Company provides an allowance for returns of merchandise sold through its online store. The allowance provided to date has not been significant.

INTERNET SERVICES

Internet services net revenue consists of registration fees for Internet domain registrations, which generally have terms of one year, but may be up to ten years. Such registration fees are reported net of transaction fees paid to an unrelated third party which serves as the registry operator for the Company. Net registration fee revenue is recognized on a straight line basis over the term of the registration.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2005, the FASB issued final FASB Staff Position (“FSP”) FAS No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” The FSP provides an alternative method of calculating excess tax benefits from the method defined in SFAS No. 123R for share-based payments. A one-time election to adopt the transition method in this FSP is available to those entities adopting SFAS No. 123R using either the modified retrospective or modified prospective method. Up to one year from the initial adoption of SFAS No. 123R or effective date of the FSP is provided to make this one-time election. However, until an entity makes its election, it must follow the guidance in SFAS No. 123R. The FSP is effective upon initial adoption of SFAS No. 123R and became effective for the Company in the first quarter of 2006. We are currently evaluating the allowable methods for calculating excess tax benefits and have not yet determined whether we will make a one-time election to adopt the transition method described in this FSP, nor the expected impact on our financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting for Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 applies to all voluntary changes in accounting principles and requires retrospective application to prior periods’ financial statements of changes in accounting principles. This statement also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations or liquidity.

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," an interpretation of FASB Statement No. 143, "Accounting for Asset Retirement Obligations." The interpretation clarifies that the term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The effective date of this interpretation is no later than the end of fiscal years ending after December 15, 2005. The Company believes that currently it does not have any legal obligations to record an asset retirement liability.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29." SFAS No. 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations or liquidity.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation", supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, “Statement of Cash Flows.” The statement eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. The statement also requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and generally requires all companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin 107 which describes the SEC staff’s expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of SFAS No. 123R with existing guidance. The Company has adopted SFAS No. 123R effective January 1, 2006, using the modified prospective application method in accordance with the statement. This application requires the Company to record compensation expense for all awards granted after the adoption date and for the unvested portion of awards that are outstanding at the date of adoption. The Company expects that the adoption of SFAS No. 123R will result in charges to operating expense of continuing operations of approximately $194,000, $77,000 and $19,000, in the years ended December 31, 2006, 2007 and 2008, related to the unvested portion of outstanding employee stock options at December 31, 2005.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4." SFAS No. 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. This statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

In December 2003, the FASB issued FIN No. 46-R "Consolidation of Variable Interest Entities." FIN 46-R, which modifies certain provisions and effective dates of FIN 46, sets forth the criteria to be used in determining whether an investment in a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. The Company believes that currently it does not have any material arrangements that meet the definition of a variable interest entity which would require consolidation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Interest rate risk refers to fluctuations in the value of a security resulting from changes in the general level of interest rates. Investments that we classify as cash and cash equivalents have original maturities of three months or less and therefore, are not affected in any material respect by changes in market interest rates. At March 31, 2006, debt outstanding includes $3.4 million of fixed rate instruments with an aggregate average interest rate of 10.00% and $17,446 of variable rate instruments with an aggregate average interest rate of 7.91%. All debt outstanding as of the end of the first quarter of 2006 is either due on demand or matures within the next twelve months.

Foreign Currency Risk. We transact business in U.S. dollars. Our exposure to changes in foreign currency rates has been limited to a related party obligation payable in Canadian dollars, which totals $17,446 (U.S.) at March 31, 2006. Foreign currency exchange rate fluctuations do not have a material effect on our results of operations.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, and have determined there to be no reportable changes.

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

RISKS RELATING TO OUR BUSINESS GENERALLY

WE HAVE A HISTORY OF OPERATING LOSSES AND EXPECT TO CONTINUE TO INCUR LOSSES.

Since our inception, we have incurred net losses each year and we expect that we will continue to incur net losses for the foreseeable future. We had losses from continuing operations, net of applicable income tax benefits, of approximately $13.3 million, $24.9 million and $11.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. We incurred a net loss from continuing operations of approximately $4.5 million for the three months ended March 31, 2006. The principal causes of our losses are likely to continue to be:

o	costs resulting from the operation of our businesses;

o	costs relating to entering new business lines;

o	failure to generate sufficient revenue; and

o	selling, general and administrative expenses.

Although we have restructured our businesses, including most recently as a result of the sale of our SendTec marketing services business, we still expect to continue to incur losses as we continue to develop our VoIP telephony services business and our Internet services business and while we explore a number of strategic alternatives for our businesses, including continuing to operate the businesses, selling certain businesses or assets, or acquiring or developing additional businesses or complementary products. At the present time, none of our business lines operate at a profit.

WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN ON A LONG-TERM BASIS.

We received a report from our independent accountants, relating to our December 31, 2005 audited financial statements, containing a paragraph stating that our recurring losses from operations and our accumulated deficit subject the Company to certain liquidity and profitability considerations. The Company continues to incur substantial consolidated net losses and management believes the Company will continue to be unprofitable and use cash in its operations for the foreseeable future. Based upon the Company’s present cash resources and cash flow projections, management believes that the Company has sufficient liquidity to operate as a going concern through at least the end of 2006.

In order to assure its longer term financial viability, the Company must complete the development of and successfully implement a new strategic business plan. The Company’s new business plan may include making certain changes which transform its unprofitable businesses into profitable ones, selling or otherwise disposing of businesses or components, acquiring or internally developing new businesses, including Tralliance, and/or raising additional equity capital. There can be no assurance that the Company will be successful in taking any of the above actions which would enable it to continue as a going concern beyond the end of 2006 (see the “Liquidity and Capital Resources” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details).

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

OUR NET OPERATING LOSS CARRYFORWARDS MAY BE LIMITED.

As of December 31, 2005, we had net operating loss carryforwards potentially available for U.S. tax purposes of approximately $147 million. These carryforwards expire through 2025. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Due to various significant changes in our ownership interests, as defined in the Internal Revenue Code of 1986, as amended, commencing in August 1997 through our most recent issuance of convertible notes in July 2005, and assuming conversion of such notes, we may have substantially limited or eliminated the availability of our net operating loss carryforwards. There can be no assurance that we will be able to utilize any net operating loss carryforwards in the future.

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

o
the addition or loss of advertising clients of our computer games businesses, subscribers to our magazine, “.travel” domain name registrants, VoIP customers and electronic commerce partners on our websites;

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

We have a limited operating history for you to use in evaluating our prospects and us, particularly as it pertains to our VoIP and Internet services businesses. Our prospects should be considered in light of the risks encountered by companies operating in new and rapidly evolving markets like ours. We may not successfully address these risks. For example, we may not be able to:

o	maintain or increase levels of user traffic on our e-commerce websites;

o	attract customers to our VoIP telephony service;

o	generate and maintain adequate levels of “.travel” domain name registrations;

o	adequately forecast anticipated customer purchase and usage of our retail VoIP products;

o	maintain or increase advertising revenue for our magazine;

o	adapt to meet changes in our markets and competitive developments; and

o	identify, attract, retain and motivate qualified personnel.

OUR MANAGEMENT TEAM IS INEXPERIENCED IN THE MANAGEMENT OF A LARGE OPERATING COMPANY.

Only our Chairman has had experience managing a large operating company. Accordingly, we cannot assure you that:

o	our key employees will be able to work together effectively as a team;

o	we will be able to retain the remaining members of our management team;

o	we will be able to hire, train and manage our employee base;

o	our systems, procedures or controls will be adequate to support our operations; and

o	our management will be able to achieve the rapid execution necessary to fully exploit the market opportunity for our products and services.

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

We have not yet developed a Section 404 implementation plan. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. How companies should be implementing these new requirements including internal control reforms to comply with Section 404's requirements, and how independent auditors will apply these requirements and test companies' internal controls, is still reasonably uncertain.

We expect that we will need to hire and/or engage additional personnel and incur incremental costs in order to complete the work required by Section 404. There can be no assurance that we will be able to complete a Section 404 plan on a timely basis. The Company's liquidity position in 2006 and 2007 may also impact our ability to adequately fund our Section 404 efforts.

Even if we timely complete a Section 404 plan, we may not be able to conclude that our internal controls over financial reporting are effective, or in the event that we conclude that our internal controls are effective, our independent accountants may disagree with our assessment and may issue a report that is qualified. This could subject the Company to regulatory scrutiny and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm the Company's operating results or cause the Company to fail to meet its reporting obligations.

RISKS RELATING TO OUR VOIP TELEPHONY BUSINESS

WE ARE UNABLE TO PREDICT THE VOLUME OF USAGE AND OUR CAPACITY NEEDS FOR OUR VOIP BUSINESS; DISADVANTAGEOUS CONTRACTS HAVE REDUCED OUR OPERATING MARGINS AND MAY CONTINUE TO ADVERSELY AFFECT OUR LIQUIDITY AND FINANCIAL CONDITION.

We entered into a number of agreements (generally for initial terms of one year, with the terms of several agreements extending beyond one year) for leased communications transmission capacity and data center facilities with various carriers and other third parties. In April 2006, we completed the implementation of a plan to reconfigure, phase-out and eliminate certain components of our VoIP network. Although the implementation of this plan, which involved the renegotiation and/or termination of certain network agreements, is expected to reduce the ongoing costs of operating our VoIP network by approximately $300 thousand per month, the minimum amounts payable under these agreements and the underlying current capacity of our VoIP network still greatly exceeds our current estimates of customer demand and usage for the foreseeable future. If we are not able to generate sufficient levels of VoIP telephony revenue, or alternatively further reduce our network operating costs in future periods, our liquidity and financial condition could be materially and adversely impacted.

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

VoIP is an emerging market that is characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products, and continuing and rapid technological advances. To enter and compete successfully in this emerging market, we must continually design, develop and sell new and enhanced VoIP products and services that provide increasingly higher levels of performance and reliability at lower costs. These new and enhanced products must take advantage of technological advancements and changes, and respond to new customer requirements. Our success in designing, developing and selling such products and services will depend on a variety of factors, including:

o	access to sufficient capital to complete our development efforts;

o	the identification of market demand for new products;

o	the determination of appropriate product inventory levels;

o	product and feature selection;

o	timely implementation of product design and development;

o	product performance;

o	cost-effectiveness of products under development;

o	securing effective sources of equipment supply; and

o	success of promotional efforts and our efforts to create brand recognition.

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

RECENT REGULATORY ENACTMENTS BY THE FCC REQUIRE US TO PROVIDE ENHANCED EMERGENCY 911 DIALING CAPABILITIES TO SUBSCRIBERS OF OUR INTERCONNECTED VOIP SERVICES AND TO COMPLY WITH THE REQUIREMENTS OF THE COMMUNICATIONS ASSISTANCE FOR LAW ENFORCEMENT ACT OF 1994. THESE REQUIREMENTS WILL RESULT IN INCREASED COSTS AND RISKS ASSOCIATED WITH OUR DELIVERY OF INTERCONNECTED VOIP SERVICES, INCLUDING DISCONTINUATION OF SUCH SERVICES WITH RESPECT TO A POTENTIALLY MATERIAL PORTION OF OUR INTERCONNECTED VOIP SUBSCRIBERS.

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

As of May 2, 2006, we have notified all of the Company’s existing customers of products that are subject to the E911 Order that these products are being discontinued. The Company believes that its remaining products are not subject to the E911 Order. If, in the future, the Company decides to deliver products that are subject to the E911 Order, it will use its best efforts to implement appropriate solutions at that time. For the twelve months ended December 31, 2005 and the three months ended March 31, 2006, our aggregate net revenues for VoIP services, including, without limitation, revenue for Interconnected VoIP Services, totaled approximately $249,000, or 10%, and approximately $21,000, or 3%, of the Company's aggregate net revenue from continuing operations, respectively. Even assuming our full compliance with the E911 Order, such compliance and our efforts to achieve such compliance, would increase our cost of doing business in the VoIP arena.

In addition to the E911 Order, on September 23, 2005, the FCC released a First Report and Order and Notice of Proposed Rulemaking (the "CALEA Order") in which it concluded that providers of "Interconnected VoIP Service" constitute telecommunications carriers for purposes of the Communications Assistance for Law Enforcement Act of 1994 ("CALEA") even when those providers are not telecommunications carriers under the Communications Act of 1934. CALEA requires telecommunications carriers to assist law enforcement officials in executing electronic surveillance pursuant to court order or other lawful authorization and requires carriers to design or modify their systems to ensure that lawfully-authorized electronic surveillance can be performed. For purposes of the CALEA Order, the term "Interconnected VoIP Service" is defined in the same way as it is defined in the E911 Order. Accordingly, Interconnected VoIP Providers are now required to comply with all of the requirements of CALEA no later than 18 months from the effective date of the CALEA Order. The FCC notes in the CALEA Order that it will release another order that will address separate questions regarding the assistance capabilities required of the Interconnected VoIP Providers. The CALEA Order provides that such subsequent order will address, among other matters, issues such as compliance extensions and exemptions, cost recovery, identification of future services and entities subject to CALEA, and enforcement. The Company is currently evaluating how and to what extent it will need to modify its technology infrastructure and systems in order to timely comply with the requirements of the CALEA Order. However, any such compliance efforts are likely to increase our costs of providing our Interconnected VoIP Services and adversely affect our results of operations from such services.

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

THE INTERNET TELEPHONY BUSINESS IS HIGHLY COMPETITIVE AND ALSO COMPETES WITH TRADITIONAL AND CELLULAR TELEPHONY PROVIDERS.

The long distance telephony market and the Internet telephony market are highly competitive. There are several large and numerous small competitors and we expect to face continuing competition based on price and/or service offerings from existing competitors and new market entrants in the future. The principal competitive factors in our market include price, quality of service, breadth of geographic presence, customer service, reliability, network size and capacity, and the availability of enhanced communications services. Our competitors include major and emerging telecommunications carriers in the U.S. and abroad. Financial difficulties in the past several years of many telecommunications providers are rapidly altering the number, identity and competitiveness of the marketplace. Many of the competitors for our current and planned VoIP service offerings have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we have. As a result, certain of these competitors may be able to adopt more aggressive pricing policies which could hinder our ability to market our voice services.

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

As of May 2, 2006, we had issued and outstanding approximately 174.7 million shares, of which approximately 70.1 million shares were freely tradable over the public markets. There is limited trading volume in our shares and we are now traded only in the over-the-counter market. Most of our outstanding restricted shares of Common Stock were issued more than one year ago and are therefore eligible to be resold over the public markets pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended.

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

In addition, as of March 31, 2006, there were outstanding options to purchase approximately 15.7 million shares of our Common Stock, which become eligible for sale in the public market from time to time depending on vesting and the expiration of lock-up agreements. The shares issuable upon exercise of these options are registered under the Securities Act and consequently, subject to certain volume restrictions as to shares issuable to executive officers, will be freely tradable.

Also as of May 2, 2006, we had issued and outstanding warrants to acquire approximately 7.3 million shares of our Common Stock. Many of the outstanding instruments representing the warrants contain anti-dilution provisions pursuant to which the exercise prices and number of shares issuable upon exercise may be adjusted.

OUR CHAIRMAN MAY CONTROL US.

Michael S. Egan, our Chairman and Chief Executive Officer, beneficially owns or controls, directly or indirectly, approximately 140.7 million shares of our Common Stock as of May 2, 2006, which in the aggregate represents approximately 57% of the outstanding shares of our Common Stock (treating as outstanding for this purpose the shares of Common Stock issuable upon exercise and/or conversion of the options, Convertible Notes and warrants owned by Mr. Egan or his affiliates). Accordingly, Mr. Egan will be able to exercise significant influence over, if not control, any stockholder vote.

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

Dated: May 10, 2006	theglobe.com, inc.

	By:	/s/ Michael S. Egan
Michael S. Egan
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Edward A. Cespedes
Edward A. Cespedes
President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.