Form 10-Q
period 2006-06-30
THEGLOBE COM INC
filed 2006-08-11
CIK 1066684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares outstanding of the Registrant's Common Stock, $.001 par value (the "Common Stock") as of August 2, 2006 was 174,722,565.

THEGLOBE.COM, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2006	DECEMBER 31, 2005
	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$9,534,031	$16,480,660
Restricted cash	250,000	1,031,764
Accounts receivable, less allowance for doubtful accounts of approximately $38,000 and $128,000, respectively	324,529	452,398
Inventory, less reserves of approximately $403,000 and $434,000, respectively	54,704	66,271
Prepaid expenses	353,754	1,022,771
Other current assets	78,090	146,889
Total current assets	10,595,108	19,200,753

Property and equipment, net	662,382	1,455,653
Intangible assets	605,848	715,035
Other assets	40,000	40,000
Total assets	$11,903,338	$21,411,441

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$2,277,385	$2,564,988
Accrued expenses and other current liabilities	1,945,890	2,177,815
Income taxes payable	—	806,406
Deferred revenue	814,784	985,981
Notes payable and current portion of long-term debt	3,407,023	3,428,447
Total current liabilities	8,445,082	9,963,637

Long-term liabilities	208,233	173,003
Total liabilities	8,653,315	10,136,640
Stockholders' Equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 174,722,565 and 174,373,091 shares issued at June 30, 2006 and December 31, 2005, respectively	174,723	174,373
Additional paid-in capital	289,043,058	288,740,889
Escrow shares	(750,000)	(750,000)
Accumulated deficit	(285,217,758)	(276,890,461)
Total stockholders' equity	3,250,023	11,274,801
Total liabilities and stockholders' equity	$11,903,338	$21,411,441

See notes to unaudited condensed consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(UNAUDITED)

Net Revenue	$829,773	$631,676	$1,530,930	$1,280,160
Operating Expenses:
Cost of revenue	1,396,807	2,182,189	3,061,287	4,165,571
Sales and marketing	501,517	459,210	1,436,545	1,240,485
Product development	385,141	328,416	758,882	654,257
General and administrative	2,003,572	1,779,530	4,092,349	3,412,777
Depreciation	238,545	297,240	543,670	583,171
Intangible asset amortization	39,512	18,800	109,187	18,800
	4,565,094	5,065,385	10,001,920	10,075,061

Operating Loss from Continuing Operations	(3,735,321)	(4,433,709)	(8,470,990)	(8,794,901)
Other Income (Expense), net:
Interest income (expense), net	63,075	(3,050,089)	124,728	(3,054,606)
Other income (expense), net	(110,438)	(49,549)	18,965	(278,837)
	(47,363)	(3,099,638)	143,693	(3,333,443)

Loss from Continuing Operations
Before Income Tax	(3,782,684)	(7,533,347)	(8,327,297)	(12,128,344)
Income Tax Benefit	—	(409,826)	—	(649,950)
Loss from Continuing Operations	(3,782,684)	(7,123,521)	(8,327,297)	(11,478,394)
Discontinued Operations:
Income from operations	—	1,079,354	—	1,725,128
Tax provision	—	409,052	—	665,526
Income from Discontinued Operations	—	670,302	—	1,059,602
Net Loss	$(3,782,684)	$(6,453,219)	$(8,327,297)	$(10,418,792)
Earnings (Loss) Per Share -
Basic and Diluted:
Continuing Operations	$(0.02)	$(0.04)	$(0.05)	$(0.06)
Discontinued Operations	$—	$—	$—	$—

Net Loss	$(0.02)	$(0.04)	$(0.05)	$(0.06)

Weighted Average Common Shares Outstanding	174,723,000	180,494,000	174,658,000	177,680,000

See notes to unaudited condensed consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2006	2005
	(UNAUDITED)
Cash Flows from Operating Activities:
Net loss	$(8,327,297)	$(10,418,792)
(Income) from discontinued operations	—	(1,059,602)
Net loss from continuing operations	(8,327,297)	(11,478,394)
Adjustments to reconcile net loss from continuing
operations to net cash flows from operating activities:
Depreciation and amortization	652,857	601,971
Provision for uncollectible accounts receivable	17,050	—
Provision for excess and obsolete inventory	—	43,839
Employee stock compensation	180,816	39,654
Compensation related to non-employee stock options	103,283	138,503
Loss on sale of property and equipment	130,424	—
Gain on sale of Now Playing magazine	(130,000)	—
Non-cash interest expense	—	3,000,000
Reserve against amounts loaned to Tralliance prior to acquisition	—	280,000
Other, net	(19,487)	(324)

Changes in operating assets and liabilities, net:
Accounts receivable, net	110,819	295,245
Inventory, net	11,567	298,545
Prepaid and other current assets	737,816	348,895
Accounts payable	(247,799)	910,995
Accrued expenses and other current liabilities	(231,925)	(574,214)
Income taxes payable	(806,406)	—
Deferred revenue	(135,967)	(35,581)

Net cash flows from operating activities of continuing operations	(7,954,249)	(6,130,866)
Net cash flows from operating activities of discontinued operations	—	2,093,372
Net cash flows from operating activities	(7,954,249)	(4,037,494)
Cash Flows from Investing Activities:
Purchases of property and equipment	(37,123)	(168,804)
Net cash released from escrow	781,764	62,081
Proceeds from sale of property and equipment	137,626	—
Proceeds from sale of Now Playing magazine	130,000	—
Net cash acquired in acquisition of Tralliance	—	14,450
Amounts loaned to Tralliance prior to acquisition	—	(280,000)
Other, net	—	(39,455)

Net cash flows from investing activities of continuing operations	1,012,267	(411,728)
Purchases of property and equipment by discontinued operations	—	(108,580)
Net cash flows from investing activities	1,012,267	(520,308)
Cash Flows from Financing Activities:
Borrowings on notes payable	—	3,000,000
Payments on notes payable and long-term debt	(23,067)	(245,435)
Proceeds from exercise of common stock options and warrants	18,420	13,605
Net cash flows from financing activities	(4,647)	2,768,170
Net Decrease in Cash and Cash Equivalents	(6,946,629)	(1,789,632)

Cash and Cash Equivalents, at beginning of period	16,480,660	6,734,793
Cash and Cash Equivalents, at end of period	$9,534,031	$4,945,161

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

On November 14, 2002, the Company acquired certain Voice over Internet Protocol ("VoIP") assets and has since been pursuing opportunities related to this acquisition. In exchange for the assets, the Company issued warrants to acquire 1,750,000 shares of its Common Stock and an additional 425,000 warrants as part of an earn-out structure upon the attainment of certain performance targets. The earn-out performance targets were not achieved and the 425,000 earn-out warrants expired on December 31, 2003.

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

As of June 30, 2006, sources of the Company's revenue from continuing operations were derived principally from the operations of its games related businesses and its Internet services business conducted by Tralliance. The Company's retail VoIP products and services have yet to produce any significant revenue.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries from their respective dates of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The unaudited interim condensed consolidated financial statements of the Company as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed consolidated financial statements.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2006 and the results of its operations and its cash flows for the three and six months ended June 30, 2006 and 2005. The results of operations and cash flows for such periods are not necessarily indicative of results expected for the full year or for any future period.

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

RESTRICTED CASH

Restricted cash in the accompanying condensed consolidated balance sheet at June 30, 2006, consisted of $250,000 of cash held in escrow in connection with the October 31, 2005 sale of the SendTec business (see Note 3, “Discontinued Operations - SendTec, Inc.” for further discussion).

COMPREHENSIVE INCOME (LOSS)

The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, "Reporting Comprehensive Income." Comprehensive income (loss) generally represents all changes in stockholders' equity during the year except those resulting from investments by, or distributions to, stockholders. The Company's comprehensive loss was approximately $8.3 million and $10.4 million for the six months ended June 30, 2006 and 2005, respectively, which approximated the Company's reported net loss.

INVENTORY

Inventories are recorded on a first-in, first-out basis and valued at the lower of cost or market value. The Company's reserve for excess and obsolete inventory as of June 30, 2006 and December 31, 2005, was approximately $403,000 and $434,000, respectively.

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

Concentration of credit risk in the Company's Internet services and VoIP telephony services divisions is generally limited as payments for registrations and services are normally received in advance. Four customers of the computer games division represented an aggregate of approximately $159,000, or 49%, of net consolidated accounts receivable as of June 30, 2006.

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

INTERNET SERVICES

Internet services revenue consists of registration fees for Internet domain registrations, which generally have terms of one year, but may be up to ten years. Such registration fees are reported net of transaction fees paid to an unrelated third party which serves as the registry operator for the Company. Payments of registration fees are deferred when initially received and recognized as revenue on a straight-line basis over the registrations’ terms.

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

NET LOSS PER SHARE

The Company reports net loss per common share in accordance with SFAS No. 128, "Computation of Earnings Per Share." In accordance with SFAS 128 and the Securities and Exchange Commission (“SEC’) Staff Accounting Bulletin No. 98, basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the conversion of convertible preferred stock and convertible notes (using the if-converted method), if any, and the shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive or if a loss from continuing operations is reported.

Due to the Company's net losses from continuing operations, the effect of potentially dilutive securities or common stock equivalents that could be issued was excluded from the diluted net loss per common share calculation due to the anti-dilutive effect. Such potentially dilutive securities and common stock equivalents consisted of the following for the periods ended June 30:

	2006	2005
Options to purchase common stock	16,384,000	20,302,000
Common shares issuable upon exercise of warrants	7,276,000	11,816,000
Common shares issuable upon conversion of Convertible Notes	68,000,000	60,000,000
Total	91,660,000	92,118,000

 RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” which clarifies accounting for and disclosure of uncertainty in tax positions. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting FIN No. 48 on our consolidated financial statements.

In November 2005, the FASB issued final FASB Staff Position (“FSP”) FAS No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” The FSP provides an alternative method of calculating excess tax benefits from the method defined in SFAS No. 123R for share-based payments. A one-time election to adopt the transition method in this FSP is available to those entities adopting SFAS No. 123R using either the modified retrospective or modified prospective method. Up to one year from the initial adoption of SFAS No. 123R or the effective date of the FSP is provided to make this one-time election. However, until an entity makes its election, it must follow the guidance in SFAS No. 123R. The FSP is effective upon initial adoption of SFAS No. 123R and became effective for the Company in the first quarter of 2006. We are currently evaluating the allowable methods for calculating excess tax benefits and have not yet determined whether we will make a one-time election to adopt the transition method described in this FSP, nor the expected impact on our financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting for Changes and Error Corrections, a Replacement of Accounting Principles Board (“APB”) Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 applies to all voluntary changes in accounting principles and requires retrospective application to prior periods’ financial statements of changes in accounting principles. This statement also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations or liquidity.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation", supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, “Statement of Cash Flows.” The statement eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. The statement also requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and generally requires all companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin 107 which describes the SEC staff’s expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of SFAS No. 123R with existing guidance. The Company has adopted SFAS No. 123R effective January 1, 2006, using the modified prospective application method in accordance with the statement. This application requires the Company to record compensation expense for all awards granted after the adoption date and for the unvested portion of awards that are outstanding at the date of adoption. The Company expects that the adoption of SFAS No. 123R will result in charges to operating expense of continuing operations of approximately $194,000, $77,000 and $19,000, in the years ended December 31, 2006, 2007 and 2008, related to the unvested portion of outstanding employee stock options at December 31, 2005.

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

(2) BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. However, the Company has incurred net losses in the six months ended June 30, 2006 and in each fiscal year since its inception and has an accumulated deficit of $285,217,758 as of June 30, 2006.

As more fully discussed in Note 6, “Litigation,” the Company is a defendant in a number of lawsuits, including a lawsuit filed by Sprint Communications Company, L.P. on October 4, 2005, and a lawsuit filed by MySpace, Inc. on June 1, 2006. Additionally, the Company is currently a party to certain other legal proceedings and other claims and disputes arising in the ordinary course of business. Although uncertain at the present time, the legal costs of defending and settling such lawsuits, outstanding claims and disputes could be material and could utilize a significant portion of our cash resources and adversely affect our financial condition.

Based upon the Company’s present cash resources and cash flow projections, management believes the Company has sufficient liquidity to operate as a going concern through at least the end of 2006. In order to assure the Company's financial viability beyond the end of 2006, management believes the Company must raise additional capital, complete the development of and successfully implement a new strategic business plan and successfully resolve the legal proceedings, claims and disputes discussed in the paragraph above. The Company’s new business plan may include making certain changes which transform its unprofitable businesses into profitable ones and/or selling, abandoning or otherwise disposing of businesses or components. Because of uncertainties regarding the future direction and financial performance of the Company, there can be no assurance that the Company will be able to continue as a going concern beyond the end of 2006.

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

Results of operations for SendTec have been reported separately as “Discontinued Operations” in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2005. Summarized financial information for the Discontinued Operations of SendTec was as follows:

Periods Ended June 30, 2005	Three Months	Six Months

Net revenue, net of intercompany eliminations	$9,354,642	$18,144,886

Income from operations	$1,079,354	$1,725,128
Provision for income taxes	409,052	665,526
Income from discontinued operations, net of tax	$670,302	$1,059,602

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

The Tralliance purchase price allocation was as follows:

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

The value assigned to the intangible assets acquired is being amortized on a straight-line basis over a five year estimated useful life. Annual amortization expense of the intangible assets is estimated to be: $188,211 in 2006; $158,047 for each of 2007 through 2009 and $52,683 in 2010. The related accumulated amortization as of June 30, 2006 and December 31, 2005 was $184,388 and $75,201, respectively. Amortization expense totaled $39,512 and $109,187 for the three and six months ended June 30, 2006, respectively.

Advances to Tralliance totaled $1,281,500 prior to its acquisition by the Company. Due to the uncertainty of the ultimate collectibility of the Loan, the Company had historically provided a reserve equal to the full amount of the funds advanced to Tralliance. For the three and six months ended June 30, 2005, additions to the reserve of $50,000 and $280,000 were included in other expense in the accompanying condensed consolidated statement of operations.

The following pro forma condensed consolidated results of operations for the three and six months ended June 30, 2005 assumes the acquisition of Tralliance occurred as of January 1, 2005. The pro forma information is not necessarily indicative of what the actual results of operations of the combined company would have been had the acquisition occurred on January 1, 2005, nor is it necessarily indicative of future results.

PRO FORMA RESULTS:	Three Months	Six Months
Period ended June 30, 2005
Net revenue	$632,000	$1,280,000
Net loss	(6,497,000)	(10,472,000)
Basic and diluted net loss per common share	$(0.04)	$(0.06)

(5) STOCK OPTION PLANS

We have several stock option plans under which nonqualified stock options may be granted to officers, directors, other employees, consultants and advisors of the Company. In general, options granted under the Company’s stock option plans expire after a ten-year period and generally vest no later than three years from the date of grant. Incentive options granted to stockholders who own greater than 10% of the total combined voting power of all classes of stock of the Company must be issued at 110% of the fair market value of the stock on the date the options are granted. As of June 30, 2006, there were approximately 6,636,000 shares available for grant under the Company’s stock option plans.

A total of 2,215,000 stock options were granted during the six months ended June 30, 2006, with a weighted-average fair value of $0.18. During the six months ended June 30, 2005, a total of 5,584,750 stock options were issued with a weighted-average fair value of $0.10.

Stock option exercises during the six months ended June 30, 2006 and 2005, resulted in cash inflows to the Company of $18,420 and $3,094, respectively. The corresponding intrinsic value as of exercise date of the 349,474 and 218,226 stock options exercised during the six months ended June 30, 2006 and 2005, was $119,628 and $46,369, respectively.

Stock option activity during the six months ended June 30, 2006 was as follows:

	Total Options	Weighted Average Exercise Price
Outstanding at January 1, 2006	15,373,103	$0.46
Granted	2,215,000	0.23
Exercised	(349,474)	0.05
Canceled	(855,009)	0.63
Outstanding at June 30, 2006	16,383,620	$0.43
Options exercisable at June 30, 2006	13,598,881	$0.46

The weighted-average remaining contractual terms of stock options outstanding and stock options exercisable at June 30, 2006 was 7.6 years and 7.2 years, respectively. The aggregate intrinsic value of options outstanding and stock options exercisable at June 30, 2006 was approximately $853,000 and $797,000, respectively.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation", supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, “Statement of Cash Flows.” The statement eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. The statement also requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and generally requires all companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. The Company adopted SFAS No. 123R effective January 1, 2006, using the modified prospective application method in accordance with the statement. This application requires the Company to record compensation expense for all awards granted to employees and directors after the adoption date and for the unvested portion of awards that are outstanding at the date of adoption. The Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2006, reflect the impact of SFAS No. 123R. In accordance with the modified prospective application method, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect and do not include the impact of SFAS No. 123R.

Prior to January 1, 2006, the Company had historically followed SFAS No. 123, "Accounting for Stock-Based Compensation," which permitted entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25 ("APB 25") and provide pro forma net earnings (loss) disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. Under this method, compensation expense was recorded on the date of grant only if the then current market price of the underlying stock exceeded the exercise price. The following table presents the Company's pro forma net loss for the three and six months ended June 30, 2005, had the Company determined compensation cost based on the fair value at the grant date for all of its employee stock options issued under SFAS No. 123:

	Three Months	Six Months
Periods Ended June 30, 2005
Net loss - as reported	$(6,453,219)	$(10,418,792)
Add: Stock-based employee compensation
included in net loss as reported	159,589	367,870
Deduct: Total stock-based employee
compensation expense determined under
fair value method for all awards	(538,370)	(835,078)
Net loss - pro forma	$(6,832,000)	$(10,886,000)
Basic net loss per share - as reported	$(0.04)	$(0.06)
Basic net loss per share - pro forma	$(0.04)	$(0.06)

Stock compensation cost is recognized on a straight-line basis over the vesting period. Stock compensation expense totaling $284,099 was charged to continuing operations during the six months ended June 30, 2006, including $103,283 of expense resulting from the vesting of non-employee stock options granted in prior years and approximately $5,619 from the accelerated vesting of stock options issued to terminated employees. A total of $175,197 of the total stock compensation expense charged to continuing operations for the first six months of 2006 resulted from the adoption of SFAS No. 123R. During the six months ended June 30, 2005, stock compensation expense of $178,157 charged to continuing operations included $138,503 of expense related to non-employee stock options and $28,000 of expense related to the accelerated vesting of stock options issued to a terminated employee.

Stock compensation expense totaling $157,816 and $329,310 for the three and six months ended June 30, 2005, was charged to income from the discontinued operations of the Company’s SendTec subsidiary. The expense resulted primarily from the deferred compensation attributable to the issuance of stock options in the Company’s acquisition of SendTec.

At June 30, 2006, there was approximately $510,000 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.3 years.

The Company estimates the fair value of each stock option at the grant date by using the Black Scholes option-pricing model with the following weighted-average assumptions used for grants in 2006: no dividend yield; an expected life of three years; 120 - 150% expected volatility and a risk free interest rate of 4.00 - 5.00%. The risk free interest rate is based on the U.S. Treasury yield in effect at the time of grant; the expected life is based on historical and expected exercise behavior; and expected volatility is based on the historical volatility of the Company’s stock price, over a time period that is consistent with the expected life of the option.

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

The lawsuits purport to be class actions filed on behalf of purchasers of the stock of the Company during the period from November 12, 1998 through December 6, 2000. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company's initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the Prospectus for the Company's initial public offering was false and misleading and in violation of the securities laws because it did not disclose these arrangements. On December 5, 2001, an amended complaint was filed in one of the actions, alleging the same conduct described above in connection with the Company's November 23, 1998 initial public offering and its May 19, 1999 secondary offering. A Consolidated Amended Complaint, which is now the operative complaint, was filed in the Southern District of New York on April 19, 2002. The action seeks damages in an unspecified amount. On February 19, 2003, a motion to dismiss all claims against the Company was denied by the Court. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Underwriter Defendants sought leave to appeal the class certification decision and the Second Circuit has accepted the appeal. Plaintiffs have not yet moved to certify a class in theglobe.com case.

The Company has approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of the Company and the Individual Defendants for the conduct alleged in the action to be wrongful. The Company would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. On April 20, 2006, JPMorgan Chase and the plaintiffs reached a preliminary agreement for a settlement for $425 million. The JPMorgan Chase settlement has not yet been approved by the Court. However, if it is finally approved, then the maximum amount that the issuers’ insurers will be potentially liable for is $575 million. It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. The Company currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and the company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, we do not expect that the settlement will involve any payment by the Company. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from the Company's insurance carriers should arise, the Company's maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. However, if the JPMorgan Chase settlement is finally approved, the Company’s maximum financial obligation to the plaintiffs will be less than $2 million. On February 15, 2005, the Court granted preliminary approval of the settlement agreement, subject to certain modifications consistent with its opinion. Those modifications have been made. On March 20, 2006, the Underwriter Defendants submitted objections to the settlement to the Court. The Court held a hearing regarding these and other objections to the settlement at a fairness hearing on April 24, 2006, but it has not yet issued a ruling. There is no assurance that the court will grant final approval to the settlement. If the settlement agreement is not approved and the Company is found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than the Company’s insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

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

On June 1, 2006, MySpace, Inc. (“MySpace”), a Delaware corporation, filed a lawsuit in the United States District Court for the Central District of California against theglobe.com, inc. (the “Company”). We were served with the lawsuit on June 6, 2006. MySpace alleges that the Company sent unsolicited and unauthorized commercial email messages to MySpace members using MySpace user accounts improperly established by the Company, that the user accounts were used in a false and misleading fashion and that the Company's alleged activities constituted violations of the CAN-SPAM Act, the Lanham Act and California Business & Professions Code § 17529.5, as well as trademark infringement, false advertising, breach of contract, breach of the covenant of good faith and fair dealing, and unfair competition. MySpace seeks monetary penalties, damages and injunctive relief for these alleged violations. It asserts entitlement to recover "a minimum of" $62.3 million of damages, in addition to three times the amount of MySpace's actual damages and/or disgorgement of the Company's purported profits from alleged violations of the Lanham Act, punitive damages and attorneys’ fees. On July 24, 2006, the Company filed its Answer to the Complaint, denying liability for each claim and asserting various affirmative defenses. It is not possible at this early date to predict the outcome of this litigation nor any reasonable estimate of the possible range of any loss or damage to us. An adverse outcome could materially and adversely affect our results of operations and financial position and may utilize a significant portion of our cash resources.

The Company is currently a party to certain other legal proceedings, claims and disputes arising in the ordinary course of business. The Company currently believes that the ultimate outcome of these other matters, individually and in the aggregate, will not have a material adverse affect on the Company's financial position, results of operations or cash flows. However, because of the nature and inherent uncertainties of legal proceedings, should the outcome of these matters be unfavorable, the Company's business, financial condition, results of operations and cash flows could be materially and adversely affected.

(7) SEGMENTS AND GEOGRAPHIC INFORMATION

The Company applies the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for operating segments of a company. SFAS No. 131 requires disclosures of selected segment-related financial information about products, major customers and geographic areas. Effective with the May 9, 2005 acquisition of Tralliance, the Company was organized in four operating segments for purposes of making operating decisions and assessing performance: the computer games division, the Internet services division, the VoIP telephony services division and the marketing services division. The computer games division currently consists of the operations of the Company's Computer Games magazine publication and the associated website and the operations of Chips & Bits, Inc., its games distribution business. The Internet services division consists of the newly acquired operations of Tralliance. The VoIP telephony services division is principally involved in the development of communications and other web-based services over the Internet for use by consumers. The marketing services division consisted of the discontinued operations of the Company's subsidiary, SendTec which was sold effective October 31, 2005 and has been excluded from the segment data presented below.

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

The following table presents financial information regarding the Company's different segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
NET REVENUE FROM CONTINUING OPERATIONS:
Computer games	$459,917	$555,383	$826,837	$1,116,775
Internet services	362,674	—	676,287	—
VoIP telephony services	7,182	76,293	27,806	163,385
	$829,773	$631,676	$1,530,930	$1,280,160

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
OPERATING LOSS FROM CONTINUING OPERATIONS:
Computer games	$(183,639)	$(663,584)	$(487,852)	$(978,738)
Internet services	(500,995)	(213,574)	(1,482,117)	(213,574)
VoIP telephony services	(2,360,354)	(2,804,855)	(5,033,461)	(6,127,717)
Corporate expenses	(690,333)	(751,696)	(1,467,560)	(1,474,872)

Operating loss from continuing operations	(3,735,321)	(4,433,709)	(8,470,990)	(8,794,901)
Other income (expense), net	(47,363)	(3,099,638)	143,693	(3,333,443)
Loss from continuing operations before income tax	$(3,782,684)	$(7,533,347)	$(8,327,297)	$(12,128,344)

DEPRECIATION AND AMORTIZATION OF CONTINUING OPERATIONS:
Computer games	$6,986	$7,719	$13,974	$15,438
Internet services	49,032	18,800	127,758	18,800
VoIP telephony services	213,772	279,943	494,300	548,576
Corporate expenses	8,267	9,578	16,825	19,157
	$278,057	$316,040	$652,857	$601,971

	June 30, 2006	December 31, 2005
IDENTIFIABLE ASSETS:
Computer games	$389,496	$637,417
Internet services	712,188	1,161,344
VoIP telephony services	605,464	1,817,809
Corporate assets*	10,196,190	17,794,871
	$11,903,338	$21,411,441

* Corporate assets include cash held at subsidiaries for purposes of the presentation above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology, such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "intend," "potential" or "continue" or the negative of such terms or other comparable terminology, although not all forward-looking statements contain such terms. In addition, these forward-looking statements include, but are not limited to, statements regarding:

●	implementing our business plans;

●	marketing and commercialization of our existing products and services, as well as those products and services under development;

●	plans for future products and services and for enhancements of existing products and services;

●	our ability to implement cost-reduction programs;

●	potential governmental regulation and taxation;

●	the outcome of pending litigation;

●	our intellectual property;

●	our estimates of future revenue and profitability;

●	our estimates or expectations of continued losses;

●	our expectations regarding future expenses, including cost of revenue, product development, sales and marketing, and general and administrative expenses;

●	difficulty or inability to raise additional financing, if needed, on terms acceptable to us;

●	our estimates regarding our capital requirements and our needs for additional financing;

●	attracting and retaining customers and employees;

●	rapid technological changes in our industry and relevant markets;

●	sources of revenue and anticipated revenue;

●	plans for future acquisitions and entering new lines of business;

●	plans for divestitures or spin-offs of certain businesses or assets;

●	competition in our market; and

●	our ability to continue to operate as a going concern.

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

OVERVIEW

As of June 30, 2006, theglobe.com, inc. (the "Company" or "theglobe") managed three primary lines of business. One line of business consists of our historical network of three wholly-owned operations, each of which specializes in the games business by delivering games information and selling games in the United States and abroad. These operations are: our print publication business, which consists of Computer Games magazine; our online website business, which consists of our Computer Games Online website (www.cgonline.com), which is the online counterpart to our magazine publication; and our Chips & Bits, Inc. (www.chipsbits.com) games distribution company ("Chips & Bits"). The second line of business consists of our Internet services business, Tralliance Corporation (“Tralliance”), a company which is the registry for the “.travel” top-level Internet domain. We acquired Tralliance on May 9, 2005. Our third line of business, Voice over Internet Protocol ("VoIP") telephony services, includes tglo.com, inc. (formerly known as voiceglo Holdings, Inc.), a wholly-owned subsidiary of theglobe that offers VoIP-based phone services. The term VoIP refers to a category of hardware and software that enables people to use the Internet to make phone calls.

We sold the business and substantially all of the net assets of our marketing services technology business, SendTec, Inc. (“SendTec”) on October 31, 2005. The results of operations of SendTec have been reflected as “discontinued operations” within our condensed consolidated financial statements for the 2005 periods.

As of June 30, 2006, sources of our revenue from continuing operations were derived principally from the operations of our computer games related businesses and our Internet services business. Our VoIP products and services have yet to produce any significant revenue.

BASIS OF PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We received a report from our independent accountants, relating to our December 31, 2005 audited financial statements, containing a paragraph stating that our recurring losses from operations and our accumulated deficit subject the Company to certain liquidity and profitability considerations. The Company continues to incur substantial consolidated net losses and management believes the Company will continue to be unprofitable and use cash in its operations for the foreseeable future. Based upon the Company’s present cash resources and cash flow projections, management believes that the Company has sufficient liquidity to operate as a going concern through at least the end of 2006. See “Future and Critical Need for Capital” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details.

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

Computer Games Magazine is a consumer print magazine for personal computer (“PC”) gamers. As a leading consumer print publication specializing in PC games, Computer Games Magazine boasts: a reputation for being a reliable, trusted, and engaging games magazine; more editorial, tips and hints than most other similar magazines; a knowledgeable editorial staff providing increased editorial integrity and content; and broad-based editorial coverage.

CGOnline ( www.cgonline.com ) is the online counterpart to Computer Games magazine. CGOnline is a source of free computer games news and information for the sophisticated gamer, featuring news, reviews and previews. Features of CGOnline include: game industry news; truthful, concise reviews; first looks, tips and hints; multiple content links; thousands of archived files; and easy access to game buying.

Chips & Bits ( www.chipsbits.com ) is a games distribution business that attracts customers in the United States and abroad. Chips & Bits covers all the major game platforms available, including Macintosh, Windows-based PCs, Sony PlayStation, Sony PlayStation2, Microsoft’s Xbox, Nintendo 64, Nintendo’s GameCube, Nintendo’s Game Boy, and Sega Dreamcast, among others.

We recently announced plans to publish a new quarterly print publication dedicated solely to “massively multiplayer online” games (“MMO games”), and an associated website. The first issue of the magazine is scheduled to be released in September 2006. The new magazine will include in-depth features on the culture of MMO games, focusing on players, guilds and communities. The editorial staff of Computer Games Magazine will produce the content for the new magazine keeping the same style and credibility which is associated with the Computer Games Magazine publication.

OUR INTERNET SERVICES BUSINESS

Tralliance was incorporated in 2002 to develop products and services to enhance online commerce between consumers and the travel and tourism industries, including administration of the “.travel” top-level domain. In February 2003, theglobe entered into a Loan and Purchase Option Agreement, as amended, with Tralliance in which theglobe agreed to fund, in the form of a loan, at the discretion of theglobe, Tralliance’s operating expenses and obtained the option to acquire all of the outstanding capital stock of Tralliance. On May 5, 2005, the Internet Corporation for Assigned Names and Numbers (“ICANN”) and Tralliance entered into a contract whereby Tralliance was designated as the exclusive registry for the “.travel” top-level domain for an initial period of ten years. Renewal of the ICANN contract beyond the initial ten year term is conditioned upon the negotiation of renewal terms reasonably acceptable to ICANN. Additionally, we have agreed to engage in good faith negotiations at regular intervals throughout the term of our contract (at least once every three years) regarding possible changes to the provisions of the contract, including changes in the fees and payments that we are required to make to ICANN. In the event that we materially and fundamentally breach the contract and fail to cure such breach within thirty days of notice, ICANN has the right to immediately terminate our contract. Effective May 9, 2005, theglobe exercised its option to purchase Tralliance.

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

In order to register a “.travel” domain name, a registrant must first be verified as being eligible (“authenticated”) by virtue of being a valid participant in the travel industry. Additionally, eligibility data is required to be updated and reviewed annually, subsequent to initial registration. Once authenticated, a registrant is only permitted to register “.travel” domain names that are associated with the registrant’s business or organization. Tralliance has entered into contracts with a number of travel associations or other independent organizations (“authentication providers”) whereby, in consideration for the payment of fixed and/or variable fees, all required authentication procedures are performed by such authentication providers. Tralliance has also outsourced various other registry operations, database maintenance and policy formulation functions to certain other independent businesses or organizations in consideration for the payment of certain fixed and/or variable fees.

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

During the first quarter of 2006, Tralliance also began to offer consumers access to the beta version of the “.travel” directory (the “Directory”). The Directory is a global online resource of travel data designed to precisely match the travel products and services of authenticated “.travel” registrants with consumers on a worldwide basis. Users can access the Directory via the Tralliance website, or by typing www.directory.travel into their web browser. All authenticated “.travel” registrants are offered the opportunity to include their specific travel profiles and products in the Directory, free of charge. It is anticipated that the Directory will become more useful to consumers over time, as additional travel businesses and organizations become “.travel” registrants and load their travel profiles into the Directory.

Tralliance is also exploring other means of enhancing its services to both “.travel” registrants and travel consumers, as well as providing enhanced revenue generating opportunities.

OUR VOIP TELEPHONY BUSINESS

During the third quarter of 2003, the Company launched its first suite of consumer and business level VoIP services. The Company launched its browser-based VoIP product during the first quarter of 2004. These services allowed consumers and enterprises to communicate using VoIP technology for dramatically reduced pricing compared to traditional telephony networks. The services also offered traditional telephony features such as voicemail, caller ID, call forwarding, and call waiting for no additional cost to the consumer, as well as incremental services that were not supported by the public switched telephone network ("PSTN") like the ability to use numbers remotely and voicemail to email services. In the fourth quarter of 2004, the Company announced an "instant messenger" or "IM" related application which enabled users to chat via voice or text across multiple platforms using their preferred instant messenger service. During the second quarter of 2005, the Company released a number of new VoIP products and features which allowed users to communicate via mobile phones, traditional land line phones and/or computers. During the fourth quarter of 2005, the Company launched its new tglo.com website ( www.tglo.com ).

The Company’s retail VoIP service plans had included both “peer-to-peer” plans, for which subscribers were able to place calls free of charge over the Internet to other subscribers’ Internet connections, and “paid” plans which involved interconnection with the PSTN and for which subscribers were charged certain fixed and/or variable service charges.

During 2003 through 2005, the Company attempted to market and distribute its VoIP retail products through various direct and indirect sales channels including Internet advertising, structured customer referral programs, network marketing, television infomercials and partnerships with third party national retailers. None of the marketing and sales programs implemented during these years were successful in generating a significant number of “paid” plan customers or revenue. The Company’s marketing efforts during this period of time achieved only limited successes in developing a “peer-to-peer” subscriber base of free service plan users.

During 2006, the Company re-focused its efforts on VoIP product development, as well as the design and development of complementary interactive, web-based features. During the second quarter of 2006, the Company discontinued offering service to its small existing “paid” plan customer base in anticipation of the release of a new VoIP product offering resulting from its most recent development efforts. The new VoIP product offering will include various interactive, web-based features and functionality, including “peer-to-peer” calling, available to all subscribers at no charge. Subscribers will also be offered the ability to place outgoing calls to the PSTN at competitive per minute rates. The Company currently plans to launch the new VoIP product offering in September 2006.

At the present time, the Company intends to devote substantially all of its near-term development and marketing efforts to completing and releasing its new VoIP product offering, expanding its “peer-to-peer”, or free service plan, subscriber base and developing ways to monetize its “peer-to-peer” subscriber base. We currently derive no revenue from our existing VoIP subscriber base. The Company currently plans to add new subscribers mainly through various Internet advertising campaigns and also by entering into marketing arrangements with other third party website enterprises.

DESCRIPTION OF BUSINESS---DISCONTINUED OPERATIONS

DISCONTINUED OPERATIONS OF OUR MARKETING SERVICES BUSINESS

As a result of our sale of the business and substantially all of the net assets of SendTec, our former marketing services technology business, on October 31, 2005, the results of operations of SendTec have been reported separately as “Discontinued Operations” for the three and six months ended June 30, 2005.

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

RESULTS OF OPERATIONS

The nature of our business has significantly changed from 2005 to 2006. On October 31, 2005, we completed the sale of substantially all of the net assets and the business of SendTec, our former marketing services technology business. Also, on May 9, 2005, the Company entered into another line of business, Internet services, when it exercised its option to acquire Tralliance, a company which had recently been designated as the registry for the ".travel" top-level Internet domain. The results of Tralliance have been included in the Company's consolidated operating results from its date of acquisition. Primarily, as a result of the acquisition of Tralliance and the sale of SendTec, our results of operations for the three and six months ended June 30, 2006, are not necessarily comparable to our results of operations for the three and six months ended June 30, 2005.

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO
THE THREE MONTHS ENDED JUNE 30, 2005

CONTINUING OPERATIONS

NET REVENUE. Net revenue totaled $830 thousand for the three months ended June 30, 2006 as compared to $632 thousand for the three months ended June 30, 2005, an increase of approximately $198 thousand, or 31%, from the prior year period.

NET REVENUE BY BUSINESS SEGMENT:

Three months ended June 30,	2006	2005
Computer games	$459,917	$555,383
Internet services	362,674	—
VoIP telephony services	7,182	76,293
	$829,773	$631,676

Advertising revenue from the sale of print advertisements in the magazines published by our computer games business declined $48 thousand, or 13%, in the 2006 second quarter as compared to the same quarter of the prior year. Net revenue attributable to subscription and newsstand sales of our magazines declined approximately $16 thousand, or 14%, as compared to the second quarter of 2005. Now Playing Magazine, which began distribution in March 2005, was sold by the Company in January 2006. Revenue attributable to Now Playing magazine during the second quarter of 2005 totaled approximately $68 thousand. Sales of electronic games and related products through Chips & Bits, Inc., our Internet-based retail distribution subsidiary, decreased approximately $32 thousand, or 47%, in the 2006 second quarter as compared to the second quarter of 2005.

Our Internet services business, Tralliance, contributed $363 thousand in net revenue during the second quarter of 2006. Tralliance, which was acquired in May 2005, began collecting fees for Internet domain name registrations in October 2005. Net revenue attributable to domain name registrations is recognized as revenue on a straight-line basis over the term of the registrations.

OPERATING EXPENSES BY BUSINESS SEGMENT:

Three months ended:	Cost of Revenue	Sales and Marketing	Product Development	General and Administrative	Depreciation and Amortization	Total
June 30, 2006
Computer games	$257,928	$132,484	$131,317	$114,841	$6,986	$643,556
Internet services	125,783	355,100	—	333,754	49,032	863,669
VoIP telephony services	1,013,096	13,933	253,824	872,911	213,772	2,367,536
Corporate expenses	—	—	—	682,066	8,267	690,333
	$1,396,807	$501,517	$385,141	$2,003,572	$278,057	$4,565,094

	Cost of Revenue	Sales and Marketing	Product Development	General and Administrative	Depreciation and Amortization	Total
June 30, 2005
Computer games	$723,818	$135,519	$163,988	$187,923	$7,719	$1,218,967
Internet services	—	9,238	—	185,536	18,800	213,574
VoIP telephony services	1,458,371	314,453	164,428	663,953	279,943	2,881,148
Corporate expenses	—	—	—	742,118	9,578	751,696
	$2,182,189	$459,210	$328,416	$1,779,530	$316,040	$5,065,385

 COST OF REVENUE. Cost of revenue totaled $1.4 million for the three months ended June 30, 2006, a decline of $785 thousand from the $2.2 million reported for the three months ended June 30, 2005.

Cost of revenue related to our computer games business segment consists primarily of printing and delivery costs of our games magazine, Internet connection charges, personnel costs, maintenance cost of website equipment and the costs of merchandise sold and shipping fees in connection with our online store. Excluding the $216 thousand of costs associated with the production and sale of Now Playing Magazine incurred during the 2005 second quarter, cost of revenue of the computer games business segment declined $250 thousand, or 49%. The decline in cost of revenue as compared to the second quarter of 2005 resulted principally from lower printing, paper and freight costs associated with the production of our Computer Games Magazine publication. We have reduced the total number of copies printed for each issue in 2006 as compared to 2005. The overall decline in net revenue of our computer games business segment as discussed above also contributed to the decrease in cost of revenue of that business segment as compared to the second quarter of 2005.

Cost of revenue of our VoIP telephony services business segment is principally comprised of carrier transport and circuit interconnection costs, as well as personnel and consulting costs incurred in support of our Internet telecommunications network. VoIP telephony services cost of revenue decreased $445 thousand, or 31%, as compared to the second quarter of 2005, primarily as a result of declines of $241 thousand, or 23%, in carrier and circuit costs and $175 thousand, or 61%, in direct costs of employees supporting our Internet telecommunications network. During 2006, we implemented a plan to reconfigure, phase-out and eliminate certain components of our VoIP network. The plan involved the renegotiation, non-renewal and/or termination of certain network agreements, which included the reduction of minimum amounts payable for network data center and carrier circuit interconnection costs. These efforts were completed during the second quarter of 2006 and are expected to substantially reduce the ongoing costs and expenses of operating our VoIP network as compared to the previous year.

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

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and related expenses of sales and marketing personnel, commissions, advertising and marketing costs, public relations expenses and promotional activities. Sales and marketing expenses totaled $502 thousand for the three months ended June 30, 2006 versus $459 thousand for the same period in 2005. Tralliance, our new Internet services business, incurred $355 thousand of sales and marketing expenses during the 2006 second quarter, consisting primarily of public relations expenses and personnel costs.  Sales and marketing expenses of the VoIP telephony services business segment totaled approximately $14 thousand for the second quarter of 2006 as compared to $314 thousand for the second quarter of 2005. During 2005, the Company reevaluated its existing VoIP telephony services business plan and began the process of terminating and/or modifying certain of its existing product offerings and marketing programs. The Company also began to develop and test certain new VoIP products and features. During 2006, the Company re-focused its efforts on the further expansion of its “peer-to-peer”, or free service plan, customer base. As a result, the VoIP telephony services business segment has significantly reduced its sales and marketing spending and presently intends to continue to limit its sales and marketing spending during the remainder of 2006. Additionally, in-house personnel which had previously concentrated on marketing our VoIP telephony services products were reassigned to Tralliance during the latter part of the 2006 first quarter.

PRODUCT DEVELOPMENT. Product development expenses include salaries and related personnel costs; expenses incurred in connection with website development, testing and upgrades; editorial and content costs; and costs incurred in the development of our VoIP telephony products. Product development expenses totaled $385 thousand in the second quarter of 2006 as compared to $328 thousand in the second quarter of 2005. Increased personnel costs were primarily responsible for the $89 thousand, or 54%, increase in product development expenses of the VoIP telephony services business.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and other personnel costs related to management, finance and accounting functions, facilities, outside legal and professional fees, information-technology consulting, directors and officers insurance, bad debt expenses and general corporate overhead costs. General and administrative expenses totaled approximately $2.0 million in the second quarter of 2006 as compared to $1.8 million for the same quarter of the prior year. The $209 thousand increase in general and administrative expenses of our VoIP telephony services division as compared to the second quarter of 2005 was comprised of an increase of approximately $500 thousand in legal expenses, partially offset by decreases in other general and administrative expenses. See Note 6, “Litigation”, of the Notes to Condensed Consolidated Financial Statements, for discussion of legal claims involving our VoIP telephony services division. General and administrative expenses of our Internet services segment increased $148 thousand principally as the result of the inclusion of a full quarter of Tralliance’s operating results during the 2006 second quarter versus two months of results during the same period of the prior year. Tralliance was acquired by theglobe effective May 9, 2005. Declines of $73 thousand and $60 thousand in general and administrative expenses of our games businesses and our corporate office were reported as compared to the 2005 second quarter, respectively.

As discussed in Note 5, “Stock Option Plans,” of the Notes to Condensed Consolidated Financial Statements, we adopted Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) effective January 1, 2006 using the modified prospective application method. SFAS No. 123R generally requires all companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to recognize the related cost in its financial statements. As a result, general and administrative expenses of the corporate division for the second quarter of 2006 included approximately $99 thousand of additional stock compensation expense recognized in accordance with the requirements of SFAS No. 123R. Prior to January 1, 2006, we accounted for employee stock options pursuant to Accounting Principles Board Opinion No. 25 and financial results in the accompanying condensed consolidated financial statements for prior periods have not been restated to give effect to the provisions of SFAS No. 123R. At June 30, 2006, there was approximately $510,000 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.3 years.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense totaled $278 thousand for the three months ended June 30, 2006 as compared to $316 thousand for the three months ended June 30, 2005. A decline of $66 thousand in depreciation and amortization of our VoIP telephony services division as compared to the second quarter of 2005 was partially offset by the $30 thousand increase in this expense category reported by our Internet services business.

OTHER INCOME (EXPENSE), NET. Net interest income totaled $63 thousand for the 2006 second quarter as compared to net interest expense of approximately $3.1 million in the 2005 second quarter. Approximately $3.0 million of non-cash interest expense was recorded during the second quarter of 2005 related to the beneficial conversion feature of $3,000,000 in secured demand convertible promissory notes acquired by entities controlled by our Chairman and Chief Executive Officer. Other expense, net, of $110 thousand for the second quarter of 2006 included a $130 thousand loss on the sale of equipment by our VoIP telephony services division. Other expense, net, reported for the second quarter of 2005 consisted principally of reserves against amounts loaned by the Company to Tralliance prior to its acquisition.

INCOME TAXES. No tax benefit was recorded for the second quarter of 2006 as we recorded a 100% valuation allowance against our otherwise recognizable deferred tax assets due to the uncertainty surrounding the timing or ultimate realization of the benefits of our net operating loss carryforwards in future periods. As of December 31, 2005, the Company had net operating loss carryforwards available for U.S. tax purposes of approximately $147 million. These carryforwards expire through 2025. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Due to various significant changes in our ownership interests, as defined in the Internal Revenue Code of 1986, as amended, commencing in August 1997 through our most recent issuance of convertible notes in July 2005, and assuming conversion of such notes, we may have substantially limited or eliminated the availability of our net operating loss carryforwards. There can be no assurance that we will be able to utilize any net operating loss carryforwards in the future. During the second quarter of 2005, an income tax benefit of approximately $410 thousand was recognized for continuing operations which served to offset the income tax provision of $409 thousand recorded for discontinued operations.

DISCONTINUED OPERATIONS

Income from discontinued operations, net of income taxes totaled $670 thousand in the second quarter of 2005. As a result of the Company’s October 2005 sale of its SendTec marketing services business, the results of SendTec’s operations have been reported as discontinued operations in the accompanying condensed consolidated statement of operations for the three months ended June 30, 2005.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO
THE SIX MONTHS ENDED JUNE 30, 2005

CONTINUING OPERATIONS

NET REVENUE. Net revenue totaled $1.5 million for the six months ended June 30, 2006 as compared to $1.3 million for the six months ended June 30, 2005, an increase of approximately $251 thousand, or 20%, from the prior year period.

NET REVENUE BY BUSINESS SEGMENT:

Six months ended June 30,	2006	2005
Computer games	$826,837	$1,116,775
Internet services	676,287	—
VoIP telephony services	27,806	163,385
	$1,530,930	$1,280,160

Advertising revenue from the sale of print advertisements in the magazines published by our computer games business declined $174 thousand, or 23%, in the first six months of 2006 as compared to the same period of the prior year. Magazine sales, through subscriptions and newsstands, decreased $27 thousand, or 14%, in the first half of 2006 as compared to the same period in 2005. Now Playing Magazine, which began distribution in March 2005, was sold by the Company in January 2006. Revenue attributable to Now Playing magazine during the first half of 2005 totaled approximately $68 thousand. Sales of electronic games and related products through Chips & Bits, Inc., our Internet-based retail distribution subsidiary, decreased $90 thousand, or 58%, in the 2006 first half as compared to the first half of 2005.

Our Internet services business, Tralliance, contributed $676 thousand in net revenue during the first six months of 2006. Tralliance, which was acquired in May 2005, began collecting fees for Internet domain name registrations in October 2005. Net revenue attributable to domain name registrations is recognized as revenue on a straight-line basis over the term of the registrations.

OPERATING EXPENSES BY BUSINESS SEGMENT:

Six months ended:	Cost of Revenue	Sales and Marketing	Product Development	General and Administrative	Depreciation and Amortization	Total
June 30, 2006
Computer games	$509,511	$279,474	$261,168	$250,562	$13,974	$1,314,689
Internet services	255,942	934,331	—	840,373	127,758	2,158,404
VoIP telephony services	2,295,834	222,740	497,714	1,550,679	494,300	5,061,267
Corporate expenses	—	—	—	1,450,735	16,825	1,467,560
	$3,061,287	$1,436,545	$758,882	$4,092,349	$652,857	$10,001,920

	Cost of Revenue	Sales and Marketing	Product Development	General and Administrative	Depreciation and Amortization	Total
June 30, 2005
Computer games	$1,215,385	$221,202	$319,127	$324,361	$15,438	$2,095,513
Internet services	—	9,238	—	185,536	18,800	213,574
VoIP telephony services	2,950,186	1,010,045	335,130	1,447,165	548,576	6,291,102
Corporate expenses	—	—	—	1,455,715	19,157	1,474,872
	$4,165,571	$1,240,485	$654,257	$3,412,777	$601,971	$10,075,061

 COST OF REVENUE. Cost of revenue totaled $3.1 million for the six months ended June 30, 2006, a decline of $1.1 million, or 27%, from the $4.2 million reported for the six months ended June 30, 2005.

Cost of revenue related to our computer games business segment declined $706 thousand, or 58%, as compared to the first half of 2005. Approximately $216 thousand of the total decrease in cost of revenue of our computer games segment as compared to the first half of 2005 represented costs incurred in 2005 related to the production and sale of Now Playing Magazine. Now Playing Magazine was sold in January 2006. The remaining $490 thousand decrease in cost of revenue of the computer games businesses resulted principally from lower printing, paper and freight costs associated with the production of our Computer Games Magazine publication. We have reduced the total number of copies printed for each issue in 2006 as compared to 2005. The overall decline in net revenue of our computer games business segment as discussed above also contributed to the decrease in cost of revenue of that business segment as compared to the first six months of 2005.

As previously described in the comparison of the three months ended June 30, 2006 to the three months ended June 30, 2005, during 2006 we placed significant emphasis on the reduction of excess capacity of our VoIP network, which included the renegotiation, non-renewal and/or termination of certain network agreements, as well as network personnel cost reductions. These efforts, as well as steps taken during the latter half of 2005 to reduce network support costs, resulted in the $654 thousand decrease in cost of revenue of our VoIP telephony services business segment as compared to the first six months of 2005. Direct costs of employees supporting our Internet telecommunications network declined $384 thousand, or 59%, and carrier transport and circuit interconnection costs decreased $258 thousand, or 13%, in comparison to the first six months of 2005.

Cost of revenue of our Internet services division, totaling $256 thousand for the 2006 first half, consists primarily of fees paid to third party service providers which provide outsourced services, including verification of registration eligibility, maintenance of the “.travel” directory of consumer-oriented registrant travel data, as well as other services. Fees for some of these services vary based on transaction levels. Fees incurred for outsourced services are generally deferred and amortized to cost of revenue over the term of the related domain name registration.

SALES AND MARKETING. Sales and marketing expenses totaled $1.4 million for the six months ended June 30, 2006 versus $1.2 million for the same period in 2005, an increase of $196 thousand. Tralliance, our new Internet services business, incurred $934 thousand of sales and marketing expenses during the 2006 first half, consisting primarily of advertising, public relations, personnel, promotional and trade show costs incurred in launching the “.travel” top-level domain registry. Sales and marketing expenses of the VoIP telephony services business segment decreased $787 thousand, or 78%, from the first half of 2005. During the first quarter of 2005, the Company reevaluated its existing VoIP telephony services business plan and began the process of terminating and/or modifying certain of its existing product offerings and marketing programs. The Company also began to develop and test certain new VoIP products and features. During 2006, the Company re-focused its efforts on the further expansion of its “peer-to-peer”, or free service plan, customer base. As a result, the VoIP telephony services business segment has significantly reduced its sales and marketing spending and presently intends to continue to limit its sales and marketing spending during the remainder of 2006. Additionally, in-house personnel which had previously concentrated on marketing our VoIP telephony services products were reassigned to Tralliance during the latter part of the 2006 first quarter.

PRODUCT DEVELOPMENT. Product development expenses totaled $759 thousand in the first half of 2006 as compared to $654 thousand in the first half of 2005. An increase of $163 thousand in product development expenses of our VoIP telephony services business segment was partially offset by a $58 thousand decrease in product development expense of our computer games businesses in comparison to the first half of 2005.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $4.1 million in the first half of 2006 as compared to $3.4 million for the same period of the prior year. The $680 thousand increase in consolidated general and administrative expenses as compared to the 2005 first half was primarily attributable to the $655 thousand increase in general and administrative expenses incurred by Tralliance, our new Internet services business. Tralliance was acquired on May 9, 2005, and the consolidated results of operations for the first six months of 2005 include the operating results of Tralliance only since its date of acquisition versus the inclusion of a full six months of expenses during the first half of 2006. Travel-related costs involved in increasing awareness of the “.travel” top-level domain incurred by Tralliance and personnel costs represented approximately 26% and 35% of the total general and administrative costs of the Internet services segment during the first half of 2006, respectively. General and administrative expenses of the VoIP telephony services business segment increased $104 thousand as compared to the first six months of 2005, principally as a result of higher legal costs. See Note 6, “Litigation”, of the Notes to Condensed Consolidated Financial Statements, for discussion of legal claims involving our VoIP telephony services division. Excluding legal expenses, general and administrative expenses of the VoIP telephony services division decreased approximately $586 thousand as compared to the first six months of 2005, primarily due to lower information technology consulting costs.

As discussed in Note 5, “Stock Option Plans,” of the Notes to Condensed Consolidated Financial Statements, we adopted Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) effective January 1, 2006 using the modified prospective application method. SFAS No. 123R generally requires all companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to recognize the related cost in its financial statements. As a result, general and administrative expenses of the corporate division for the first six months of 2006 included approximately $175 thousand of additional stock compensation expense recognized in accordance with the requirements of SFAS No. 123R. Prior to January 1, 2006, we accounted for employee stock options pursuant to Accounting Principles Board Opinion No. 25 and financial results in the accompanying condensed consolidated financial statements for prior periods have not been restated to give effect to the provisions of SFAS No. 123R. At June 30, 2006, there was approximately $510,000 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.3 years.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense totaled $653 thousand for the six months ended June 30, 2006 as compared to $602 thousand for the six months ended June 30, 2005. The increase in this expense category as compared to the same period of 2005 resulted principally from the increase of $109 thousand in depreciation and intangible asset amortization expenses incurred by our Internet services business, partially offset by a $54 thousand decrease in depreciation and amortization expense of the VoIP telephony services business segment.

OTHER INCOME (EXPENSE), NET. Other income, net, totaled $144 thousand for the first half of 2006 and included: $125 thousand of net interest income earned on invested funds; a $130 net gain on the sale of our Now Playing Magazine publication and associated website; and a $130 net loss on the sale of certain VoIP property and equipment. Total other expense, net, of $3.3 million was reported for the first half of 2005, which included $3.0 million in non-cash interest expense related to the beneficial conversion feature of the $3,000,000 secured demand convertible promissory notes issued by the Company to entities controlled by its Chairman and Chief Executive Officer and $280 thousand in reserves against amounts loaned by the Company to Tralliance prior to its acquisition.

INCOME TAXES. No tax benefit was recorded for the first six months of 2006 as we recorded a 100% valuation allowance against our otherwise recognizable deferred tax assets due to the uncertainty surrounding the timing or ultimate realization of the benefits of our net operating loss carryforwards in future periods. As of December 31, 2005, the Company had net operating loss carryforwards available for U.S. tax purposes of approximately $147 million. These carryforwards expire through 2025. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Due to various significant changes in our ownership interests, as defined in the Internal Revenue Code of 1986, as amended, commencing in August 1997 through our most recent issuance of convertible notes in July 2005, and assuming conversion of such notes, we may have substantially limited or eliminated the availability of our net operating loss carryforwards. There can be no assurance that we will be able to utilize any net operating loss carryforwards in the future. During the first six months of 2005, an income tax benefit of approximately $650 thousand was recognized for continuing operations which served to offset the income tax provision of $666 thousand recorded for discontinued operations.

DISCONTINUED OPERATIONS

Income from discontinued operations, net of income taxes totaled $1.1 million in the first six months of 2005. As a result of the Company’s October 2005 sale of its SendTec marketing services business, the results of SendTec’s operations have been reported as discontinued operations in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ITEMS

As of June 30, 2006, we had approximately $9.5 million in cash and cash equivalents as compared to $16.5 million as of December 31, 2005. Cash and cash equivalents are exclusive of the $250 thousand and $1.0 million in restricted cash maintained by the Company in various escrow accounts as of June 30, 2006 and December 31, 2005, respectively. Net cash and cash equivalents used in operating activities of continuing operations was $8.0 million and $6.1 million, for the six months ended June 30, 2006 and 2005, respectively.   Net cash and cash equivalents used in operating activities of continuing operations during the first half of 2006 increased by approximately $1.8 million as compared to the same prior year period. The decline in net losses from continuing operations as compared to the first six months of 2005 was more than offset by unfavorable changes in non-cash adjustments and working capital including: the reduction in non-cash interest expense as compared to the prior year period; the Company’s payment of its 2005 income tax liabilities in the current year period; and an unfavorable accounts payable change as compared to the first six months of 2005. A total of $2.1 million in net cash and cash equivalents were provided by the discontinued operations of SendTec during the first half of 2005. The business and substantially all of the net assets of SendTec were sold by the Company on October 31, 2005.

Net cash and cash equivalents of $1.0 million were provided by investing activities of continuing operations during the first six months of 2006. As a result of the October 2005 sale of the SendTec business, we were required to place $1.0 million of cash in an escrow account to secure our indemnification obligations. On March 31, 2006, pursuant to the related escrow agreement, $750 thousand of the escrow funds were released to the Company. The remaining $32 thousand in escrow funds released during the first half of 2006 represented funds which had been held in escrow in connection with sweepstakes promotions conducted by the VoIP telephony services division. In addition, we received proceeds of $138 thousand and $130 thousand from the sales of certain VoIP property and equipment and our Now Playing magazine publication and website, respectively, during the first half of 2006. During the first six months of 2005, we used a total of $412 thousand in investing activities of continuing operations, including $169 thousand of capital expenditures and $280 thousand of loans to Tralliance prior to its acquisition by the Company.

Financing activities used net cash and cash equivalents of $5 thousand during the first six months of 2006 versus providing $2.8 million during the first six months of 2005. We received proceeds from the issuance of $3.0 million in convertible notes and paid $245 thousand of debt outstanding during the first half of 2005.

FUTURE AND CRITICAL NEED FOR CAPITAL

As of August 1, 2006, the Company’s total cash and cash equivalents balance was approximately $8.9 million, inclusive of $250 thousand held in escrow to secure the Company’s indemnification obligations related to the sale of the SendTec business. The Company continues to incur substantial consolidated net losses and management believes the Company will continue to be unprofitable and use cash in its operations for the foreseeable future. The Company's consolidated net losses and cash usage during its recent past and projected future periods relate primarily to the operation of its VoIP telephony services business and to a lesser extent to corporate overhead expenses and operations of its Internet services and computer games businesses.

We believe that the Company’s current net cash and cash equivalents balance will provide sufficient liquidity to enable the Company to operate its businesses on a going concern basis through at least the end of 2006. However, in order to ensure the Company's financial viability beyond the end of 2006, we believe we must raise capital and complete the development of and successfully implement a new strategic business plan. Our new business plan may involve making certain changes to achieve profitability of existing businesses and/or selling, abandoning or disposing of certain businesses or components. The Company currently has no access to credit facilities with traditional third party lenders and has historically relied on borrowings from related parties to meet short-term liquidity needs. As of the date of this report, $3.4 million of convertible notes, due on demand, are outstanding to related parties. There can be no assurance that the Company will be able to raise additional capital or obtain short-term financing from any sources, including related parties, in the future. In addition, any financing that could be obtained would likely significantly dilute existing shareholders.

In order to offer our VoIP services, we have invested substantial time, capital and other resources on the development of our VoIP network. Our inability to generate any significant telephony revenue, and the fixed costs of operating our VoIP network, as well as marketing and other variable costs, has resulted in the Company incurring substantial losses during 2003, 2004, 2005 and the first half of 2006. In an effort to reduce the excess capacity of our VoIP network and to decrease the Company’s net losses, we developed a plan to reconfigure, phase-out and eliminate certain components of our VoIP network. The implementation of this plan was completed during the second quarter of 2006, with cost reduction benefits of approximately $500 thousand realized during the second quarter of 2006. Full benefits from the implementation of the plan are anticipated to be realized beginning in the third quarter of 2006, with ongoing VoIP network operating costs expected to be reduced by approximately $300 thousand per month compared to 2006 first quarter pre-implementation run-rates. The implementation of this plan, which involved the renegotiation, non-renewal and/or termination of certain network agreements, also reduced minimum amounts payable for network data center and carrier circuit interconnection service expenses to be incurred during the next twelve months, exclusive of regulatory taxes, fees and charges, to approximately $600 thousand as of June 30, 2006, (down from $1.1 million as of December 31, 2005).

Management believes that it will be difficult to develop, grow and transform its VoIP business into profitability without the investment of significant additional capital and/or the development of mutually beneficial third-party strategic relationships. Over the past two years, we have taken various steps to seek out prospective parties who would be interested in either acquiring all or part of our VoIP business or alternatively partnering with the Company by making strategic investments in our Company. While the Company continues to pursue a prospective purchaser for its VoIP business or a strategic investor and/or business partner, it plans to continue to improve the quality of the products, services and operations of its VoIP business, while at the same time seeking to limit the losses and cash usage attributable to its VoIP business operations. However, there can be no assurance that we will be successful in attracting a purchaser or strategic investor and/or business partner for our VoIP business or that we will be successful in monetizing our VoIP product offerings.

During 2005, the Company’s computer games business recognized certain incremental losses in connection with attempts to broaden and expand its business beyond games and into other areas of the entertainment industry. In developing its 2006 business plan, the Company decided to abort its diversification efforts and to refocus its strategy back to operating and improving its traditional games-based businesses. In this regard, the computer games division has recently completed the implementation of a number of revenue enhancement and cost-reduction programs geared mainly toward achieving profitability and positioning its computer games businesses for future growth. These initiatives include the introduction of a new quarterly magazine publication, and a related website, dedicated to the rapidly growing “massively multiplayer online” game market. The first issue of the magazine is scheduled to be released in September 2006. In order to minimize the expenses associated with the new publication, the Company is utilizing its existing editorial staff to produce content for both its Computer Games Magazine and the new magazine publication.

Tralliance, the Company’s Internet services business, began collecting fees related to its “.travel” registry business in October 2005. Having emerged from its development stage, Tralliance has recently completed a phased launch of its “.travel” registry business, including implementation of initial advertising programs. Tralliance is also in the process of implementing its marketing plan for fiscal 2006, which may require additional substantial cash expenditures. We have also begun to explore other means of enhancing Tralliance’s services to both “.travel” registrants and travel consumers, as well as providing enhanced revenue generating opportunities.

As more fully discussed in Note 6, “Litigation,” in the Notes to the Condensed Consolidated Financial Statements, the Company is a defendant in a number of lawsuits, including a lawsuit filed by Sprint Communications Company, L.P. on October 4, 2005, and a lawsuit filed by MySpace, Inc. on June 1, 2006. Additionally, the Company is currently a party to certain other legal proceedings and other claims and disputes arising in the ordinary course of business. Although uncertain at the present time, the legal costs of defending and settling such lawsuits, outstanding claims and disputes could be material and could utilize a significant portion of our cash resources and adversely affect our financial condition. Such litigation may also make it more difficult for us to raise additional capital.

The Company’s longer term viability will be determined mainly by its ability to raise additional capital, successfully execute its existing and future business plans and to successfully resolve the legal proceedings, claims and disputes discussed in the paragraph above. Because of uncertainties regarding the future direction and financial performance of the Company, there can be no assurance that the Company will be able to continue as a going concern beyond the end of 2006.

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

Sales of games and related products from the online store are recognized as revenue when the product is shipped to the customer. Amounts billed to customers for shipping and handling charges are included in net revenue. The Company provides an allowance for returns of merchandise sold through its online store. The allowance provided to date has not been significant.

INTERNET SERVICES

Internet services net revenue consists of registration fees for Internet domain registrations, which generally have terms of one year, but may be up to ten years. Such registration fees are reported net of transaction fees paid to an unrelated third party which serves as the registry operator for the Company. Net registration fee revenue is recognized on a straight-line basis over the term of the registration.

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

Our policy calls for the assessment of the potential impairment of goodwill and other identifiable intangibles with indefinite lives whenever events or changes in circumstances indicate that the carrying value may not be recoverable or at least on an annual basis. Some factors we consider important which could trigger an impairment review include the following:

●	significant under-performance relative to historical, expected or projected future operating results;

●	significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

●	significant negative industry or economic trends.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” which clarifies accounting for and disclosure of uncertainty in tax positions. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting FIN No. 48 on our consolidated financial statements.

In November 2005, the FASB issued final FASB Staff Position (“FSP”) FAS No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” The FSP provides an alternative method of calculating excess tax benefits from the method defined in SFAS No. 123R for share-based payments. A one-time election to adopt the transition method in this FSP is available to those entities adopting SFAS No. 123R using either the modified retrospective or modified prospective method. Up to one year from the initial adoption of SFAS No. 123R or the effective date of the FSP is provided to make this one-time election. However, until an entity makes its election, it must follow the guidance in SFAS No. 123R. The FSP is effective upon initial adoption of SFAS No. 123R and became effective for the Company in the first quarter of 2006. We are currently evaluating the allowable methods for calculating excess tax benefits and have not yet determined whether we will make a one-time election to adopt the transition method described in this FSP, nor the expected impact on our financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting for Changes and Error Corrections, a Replacement of Accounting Principles Board (“APB”) Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 applies to all voluntary changes in accounting principles and requires retrospective application to prior periods’ financial statements of changes in accounting principles. This statement also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations or liquidity.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation", supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, “Statement of Cash Flows.” The statement eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. The statement also requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and generally requires all companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin 107 which describes the SEC staff’s expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of SFAS No. 123R with existing guidance. The Company has adopted SFAS No. 123R effective January 1, 2006, using the modified prospective application method in accordance with the statement. This application requires the Company to record compensation expense for all awards granted after the adoption date and for the unvested portion of awards that are outstanding at the date of adoption. The Company expects that the adoption of SFAS No. 123R will result in charges to operating expense of continuing operations of approximately $194,000, $77,000 and $19,000, in the years ended December 31, 2006, 2007 and 2008, related to the unvested portion of outstanding employee stock options at December 31, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Interest rate risk refers to fluctuations in the value of a security resulting from changes in the general level of interest rates. Investments that we classify as cash and cash equivalents have original maturities of three months or less and therefore, are not affected in any material respect by changes in market interest rates. At June 30, 2006, debt outstanding includes $3.4 million of fixed rate instruments with an aggregate average interest rate of 10.00% and $7,023 of variable rate instruments with an aggregate average interest rate of 8.10%. All debt outstanding as of the end of the second quarter of 2006 is either due on demand or matures within the next twelve months.

Foreign Currency Risk. We transact business in U.S. dollars. Our exposure to changes in foreign currency rates has been limited to a related party obligation payable in Canadian dollars, which totals $7,023 (U.S.) at June 30, 2006. Foreign currency exchange rate fluctuations do not have a material effect on our results of operations.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, and have determined there to be no reportable changes.

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

As more fully discussed in Note 6, “Litigation,” the Company is a defendant in a number of lawsuits, including a lawsuit filed by Sprint Communications Company, L.P. on October 4, 2005, and a lawsuit filed by MySpace, Inc. on June 1, 2006. Additionally, the Company is currently a party to certain other legal proceedings and other claims and disputes arising in the ordinary course of business. Although uncertain at the present time, the legal costs of defending and settling such lawsuits, outstanding claims and disputes could be material and could utilize a significant portion of our cash resources and adversely affect our financial condition.

In order to assure the Company's financial viability beyond the end of 2006, we believe we must raise additional capital, complete the development of and successfully implement a new strategic business plan and successfully resolve the legal proceedings, claims and disputes discussed in the paragraph above. The Company’s new business plan may include making certain changes which transform its unprofitable businesses into profitable ones and/or selling, abandoning or otherwise disposing of businesses or components. There can be no assurance that the Company will be successful in taking any of the above actions which would enable it to continue as a going concern beyond the end of 2006 (see the “Future and Critical Need for Capital” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details).

WE HAVE A HISTORY OF OPERATING LOSSES AND EXPECT TO CONTINUE TO INCUR LOSSES.

Since our inception, we have incurred net losses each year and we expect that we will continue to incur net losses for the foreseeable future. We had losses from continuing operations, net of applicable income tax benefits, of approximately $13.3 million, $24.9 million and $11.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. We incurred a net loss from continuing operations of approximately $8.3 million for the six months ended June 30, 2006. The principal causes of our losses are likely to continue to be:

●	costs resulting from the operation of our businesses;

●	costs relating to entering new business lines;

●	failure to generate sufficient revenue; and

●	selling, general and administrative expenses.

Although we have restructured our businesses, including most recently as a result of the sale of our SendTec marketing services business, we still expect to continue to incur losses as we continue to develop our VoIP telephony services business and our Internet services business and while we explore a number of strategic alternatives for our businesses, including continuing to operate the businesses; selling, abandoning and/or otherwise disposing of certain businesses or assets. At the present time, none of our business lines operate at a profit.

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

●
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

●	diversion of management's attention and resources from our existing businesses;

●	significant write-offs if we determine that the business acquisition does not fit or perform up to expectations;

●	the incurrence of debt and contingent liabilities or impairment charges related to goodwill and other long-lived assets;

●	difficulties in the assimilation of operations, personnel, technologies, products and information systems of the acquired companies;

●	regulatory and tax risks relating to the new or acquired business;

●	the risks of entering geographic and business markets in which we have no or limited prior experience;

●	the risk that the acquired business will not perform as expected; and

●	material decreases in short-term or long-term liquidity.

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

WE DEPEND ON THE CONTINUED GROWTH IN THE USE AND COMMERCIAL VIABILITY OF THE INTERNET.

Our VoIP telephony services business, Internet services business and computer games businesses are substantially dependent upon the continued growth in the general use of the Internet. Internet and electronic commerce growth may be inhibited for a number of reasons, including:

●	inadequate network infrastructure;

●	security and authentication concerns;

●	inadequate quality and availability of cost-effective, high-speed service;

●	general economic and business downturns; and

●	catastrophic events, including war and terrorism.

As web usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth or its performance and reliability may decline. Websites have experienced interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays frequently occur in the future, web usage, as well as usage of our services, could grow more slowly or decline. Also, the Internet's commercial viability may be significantly hampered due to:

●	delays in the development or adoption of new operating and technical standards and performance improvements required to handle increased levels of activity;

●	increased government regulation;

●	potential governmental taxation of such services; and

●	insufficient availability of telecommunications services which could result in slower response times and adversely affect usage of the Internet.

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

Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. However, we may not have sufficient funds or personnel to adequately litigate or otherwise protect our rights. Furthermore, we cannot assure you that our business activities and product offerings will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us, including claims related to providing hyperlinks to websites operated by third parties, sending unsolicited email messages or providing advertising on a keyword basis that links a specific search term entered by a user to the appearance of a particular advertisement. Moreover, from time to time, third parties have asserted and may in the future assert claims of alleged infringement by us of their intellectual property rights. In October 2005, Sprint Communications Company, L.P. filed one such lawsuit which remains pending against us and our tglo.com, inc. subsidiary (formerly known as voiceglo Holdings, Inc.) alleging infringement by us. Additionally, in June 2006, MySpace, Inc., (“MySpace”), filed another lawsuit alleging, among other things, that we sent unsolicited and unauthorized email messages to MySpace members and that our alleged activities were in violation of various federal and state laws and regulations and that we infringed upon MySpace’s trademarks. See Note 6, “Litigation,” in the Notes to the Condensed Consolidated Financial Statements for further details regarding the lawsuits. Any litigation claims or counterclaims could impair our business because they could:

●	be time-consuming;

●	result in significant costs;

●	subject us to significant liability for damages;

●	result in invalidation of our proprietary rights;

●	divert management's attention;

●	cause product release delays; or

●	require us to redesign our products or require us to enter into royalty or licensing agreements that may not be available on terms acceptable to us, or at all.

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

The regulation of domain names in the United States and in foreign countries may change. Regulatory bodies could establish and have established additional top-level domains, could appoint additional domain name registries or could modify the requirements for holding domain names, any or all of which may dilute the strength of our names or our “.travel” domain registry business. We may not acquire or maintain our domain names in all of the countries in which our websites may be accessed, or for any or all of the top-level domain names that may be introduced. The relationship between regulations governing domain names and laws protecting proprietary rights is unclear. Therefore, we may not be able to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights.

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

OUR QUARTERLY OPERATING RESULTS FLUCTUATE.

Due to our significant change in operations, including the entry into new lines of business and disposition of other lines of business, our historical quarterly operating results are not necessarily reflective of future results. The factors that will cause our quarterly operating results to fluctuate in the future include:

●	acquisitions of new businesses or sales of our businesses or assets;

●	changes in the number of sales or technical employees;

●	the level of traffic on our websites;

●	the overall demand for Internet telephony services, print and Internet advertising and electronic commerce;

●
the addition or loss of advertising clients of our computer games businesses, subscribers to our magazine, “.travel” domain name registrants, VoIP customers and electronic commerce partners on our websites;

●	overall usage and acceptance of the Internet;

●	seasonal trends in advertising and electronic commerce sales and member usage in our businesses;

●	costs relating to the implementation or cessation of marketing plans for our various lines of business;

●	other costs relating to the maintenance of our operations;

●	the restructuring of our business;

●	failure to generate significant revenues and profit margins from new products and services; and

●	competition from others providing services similar to ours.

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

We have a limited operating history for you to use in evaluating our prospects and us, particularly as it pertains to our VoIP and Internet services businesses. Our prospects should be considered in light of the risks encountered by companies operating in new and rapidly evolving markets like ours. We may not successfully address these risks. For example, we may not be able to:

●	maintain or increase levels of user traffic on our e-commerce websites;

●	attract customers to our VoIP telephony service;

●	generate and maintain adequate levels of “.travel” domain name registrations;

●	adequately forecast anticipated customer purchase and usage of our retail VoIP products;

●	maintain or increase advertising revenue for our magazine;

●	adapt to meet changes in our markets and competitive developments; and

●	identify, attract, retain and motivate qualified personnel.

OUR MANAGEMENT TEAM IS INEXPERIENCED IN THE MANAGEMENT OF A LARGE OPERATING COMPANY.

Only our Chairman has had experience managing a large operating company. Accordingly, we cannot assure you that:

●	our key employees will be able to work together effectively as a team;

●	we will be able to retain the remaining members of our management team;

●	we will be able to hire, train and manage our employee base;

●	our systems, procedures or controls will be adequate to support our operations; and

●	our management will be able to achieve the rapid execution necessary to fully exploit the market opportunity for our products and services.

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

Because our Chairman and Chief Executive Officer, Mr. Michael Egan, is an officer or director of other companies, we have to compete for his time. Mr. Egan became our Chief Executive Officer effective June 1, 2002. Mr. Egan is also the controlling investor of Dancing Bear Investments, Inc. and E&C Capital Partners LLLP, which are our largest stockholders. Mr. Egan has not committed to devote any specific percentage of his business time with us. Accordingly, we compete with Dancing Bear Investments, Inc., E&C Capital Partners LLLP and Mr. Egan's other related entities for his time.

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

WE ARE A PARTY TO LITIGATION MATTERS THAT MAY SUBJECT US TO SIGNIFICANT LIABILITY AND BE TIME CONSUMING AND EXPENSIVE.

We are currently a party to litigation. At this time we cannot reasonably estimate the range of any loss or damages resulting from any of the pending lawsuits due to uncertainty regarding the ultimate outcome. The defense of any litigation may be expensive and divert management's attention from day-to-day operations. An adverse outcome in any litigation could materially and adversely affect our results of operations and financial position and may utilize a significant portion of our cash resources. See Note 6, “Litigation,” in the Notes to the Condensed Consolidated Financial Statements for further details regarding the lawsuits.

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

RISKS RELATING TO OUR VOIP TELEPHONY BUSINESS

WE ARE UNABLE TO PREDICT THE VOLUME OF USAGE AND OUR CAPACITY NEEDS FOR OUR VOIP BUSINESS; INSUFFICIENT REVENUE LEVELS AND DISADVANTAGEOUS CONTRACTS HAVE REDUCED OUR OPERATING MARGINS AND MAY CONTINUE TO ADVERSELY AFFECT OUR LIQUIDITY AND FINANCIAL CONDITION.

We entered into a number of agreements (generally for initial terms of one year, with the terms of several agreements extending beyond one year) for leased communications transmission capacity and data center facilities with various carriers and other third parties. In the second quarter of 2006, we completed the implementation of a plan to reconfigure, phase-out and eliminate certain components of our VoIP network. Although the implementation of this plan, which involved the renegotiation, non-renewal and/or termination of certain network agreements, is expected to reduce the ongoing costs of operating our VoIP network by approximately $300 thousand per month, the minimum amounts payable under these agreements and the underlying current capacity of our VoIP network still exceeds our current VoIP telephony business revenue forecasts. If we are not able to generate sufficient levels of VoIP telephony revenue, or alternatively further reduce our VoIP network and operating costs in future periods, our liquidity and financial condition could be materially and adversely impacted. (See the “Liquidity and Capital Resources” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details).

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

VoIP is an emerging market that is characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products, and continuing and rapid technological advances. To enter and compete successfully in this emerging market, we must continually design, develop and sell new and enhanced VoIP products and services that provide increasingly higher levels of performance and reliability at lower costs. These new and enhanced products must take advantage of technological advancements and changes, and respond to new customer requirements. Our success in designing, developing and selling such products and services will depend on a variety of factors, including:

●	access to sufficient capital to complete our development efforts;

●	the identification of market demand for new products;

●	the determination of appropriate product inventory levels;

●	product and feature selection;

●	timely implementation of product design and development;

●	product performance;

●	cost-effectiveness of products under development;

●	securing effective sources of equipment supply; and

●	success of promotional efforts and our efforts to create brand recognition.

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

RECENT REGULATORY ENACTMENTS BY THE FCC REQUIRE INTERCONNECTED VOIP PROVIDERS TO PROVIDE ENHANCED EMERGENCY 911 DIALING CAPABILITIES, TO COMPLY WITH THE REQUIREMENTS OF THE COMMUNICATIONS ASSISTANCE FOR LAW ENFORCEMENT ACT OF 1994, AND TO CONTRIBUTE TO THE UNIVERSAL SERVICES FUND. WHILE WE ARE NOT AN INTERCONNECTED VOIP PROVIDER, THE FCC HAS ASKED FOR PUBLIC COMMENT AS TO WHETHER CERTAIN OF THESE REQUIREMENTS SHOULD APPLY TO VOIP PROVIDERS OTHER THAN INTERCONNECTED VOIP PROVIDERS. IF WE BECOME SUBJECT TO THESE REQUIREMENTS, IT WILL RESULT IN INCREASED COSTS AND RISKS ASSOCIATED WITH OUR DELIVERY OF VOIP SERVICES.

Interconnected VoIP service is currently subject to certain FCC regulations for which VoIP services which are not “interconnected” are not subject. "Interconnected VoIP Service" is defined as a VoIP service that: (1) enables real-time, two-way voice communications; (2) requires a broadband connection from the user’s location; (3) requires Internet protocol-compatible customer premises equipment; and (4) permits users generally to receive calls that originate on the public switched telephone network and to terminate calls to the public switched telephone network (“PSTN”). During the second quarter of 2006, we discontinued offering service to all of our Interconnected VoIP Service subscribers in anticipation of the release of a new VoIP product offering resulting from our most recent development efforts. The new VoIP product offering will include certain features and functionality, including “peer-to-peer” calling, available to all subscribers at no charge. The new service will allow outbound dialing to the PSTN only, for which subscribers will be charged and, therefore, does not constitute an "Interconnected VoIP Service." Accordingly, it is not subject to the E911 Order, the Communications Assistance for Law Enforcement Act of 1994 (“CALEA”) Order, or the Universal Service Fund (“USF”) Order. However, we cannot predict whether in the future the FCC or any state or other regulatory agencies will expand the scope of their regulations, or implement new ones, so as to include VoIP services other than Interconnected VoIP Service within the scope of such regulations. If it is necessary to suspend our VoIP services for a material period of time while formulating a technological solution to comply with new regulatory requirements, such action could materially adversely affect our overall financial condition and/or results of operations.

OUR ABILITY TO OFFER VOIP SERVICES OUTSIDE THE U.S. IS ALSO SUBJECT TO THE LOCAL REGULATORY ENVIRONMENT, WHICH MAY BE COMPLICATED AND OFTEN UNCERTAIN.

Although the use of private IP networks to provide voice services over the Internet is currently permitted by United States federal law and largely unregulated within the United States, several foreign governments have adopted laws and/or regulations that could restrict or prohibit the provision of voice communications services over the Internet or private IP networks. Some countries, including those in which the governments prohibit or limit competition for traditional voice telephony services, generally do not permit Internet telephony services or strictly limit the terms under which those services may be provided. Still other countries regulate Internet telephony services like traditional voice telephony services, requiring Internet telephony companies to make various telecommunications service contributions and pay other taxes.

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

Our subsidiary, Chips & Bits, depends on major releases in the Personal Computer (“PC”) market for the majority of sales and profits. Advances in technology and the game industry’s increased focus on console and online game platforms, such as Xbox, PlayStation and GameCube, has dramatically reduced the number of major PC releases, which resulted in significant declines in revenues and gross margins for Chips & Bits. Because of the large installed base of personal computers, revenue and gross margin percentages may fluctuate with changes in the PC game market. However, we are unable to predict when, if ever, there will be a turnaround in the PC game market, or if we will be successful in adequately increasing our future sales of non-PC games.

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

We also face many uncertainties, which may affect our ability to generate electronic commerce revenues and profits, including:

●	our ability to obtain new customers at a reasonable cost, retain existing customers and encourage repeat purchases;

●	the likelihood that both online and retail purchasing trends may rapidly change;

●	the level of product returns;

●	merchandise shipping costs and delivery times;

●	our ability to manage inventory levels;

●	our ability to secure and maintain relationships with vendors; and

●	the possibility that our vendors may sell their products through other sites.

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

As of August 2, 2006, we had issued and outstanding approximately 174.7 million shares, of which approximately 78.2 million shares were freely tradable over the public markets. There is limited trading volume in our shares and we are now traded only in the over-the-counter market. Most of our outstanding restricted shares of Common Stock were issued more than one year ago and are therefore eligible to be resold over the public markets pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended.

Sales of significant amounts of Common Stock in the public market in the future, the perception that sales will occur or the registration of additional shares pursuant to existing contractual obligations could materially and adversely drive down the price of our stock. In addition, such factors could adversely affect the ability of the market price of the Common Stock to increase even if our business prospects were to improve. Substantially all of our stockholders holding restricted securities, including shares issuable upon the exercise of warrants or the conversion of convertible notes to acquire our Common Stock (which are convertible into 68 million shares), have registration rights under various conditions and are or will become available for resale in the future.

In addition, as of June 30, 2006, there were outstanding options to purchase approximately 16.4 million shares of our Common Stock, which become eligible for sale in the public market from time to time depending on vesting and the expiration of lock-up agreements. The shares issuable upon exercise of these options are registered under the Securities Act and consequently, subject to certain volume restrictions as to shares issuable to executive officers, will be freely tradable.

Also as of August 2, 2006, we had issued and outstanding warrants to acquire approximately 7.3 million shares of our Common Stock. Many of the outstanding instruments representing the warrants contain anti-dilution provisions pursuant to which the exercise prices and number of shares issuable upon exercise may be adjusted.

OUR CHAIRMAN MAY CONTROL US.

Michael S. Egan, our Chairman and Chief Executive Officer, beneficially owns or controls, directly or indirectly, approximately 140 million shares of our Common Stock as of August 2, 2006, which in the aggregate represents approximately 56% of the outstanding shares of our Common Stock   (treating as outstanding for this purpose the shares of Common Stock issuable upon exercise and/or conversion of the options, convertible promissory notes and warrants owned by Mr. Egan or his affiliates). Accordingly, Mr. Egan will be able to exercise significant influence over, if not control, any stockholder vote.

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

ANTI-TAKEOVER PROVISIONS AFFECTING US COULD PREVENT OR DELAY A CHANGE OF CONTROL.

Provisions of our charter, by-laws and stockholder rights plan and provisions of applicable Delaware law may:

●	have the effect of delaying, deferring or preventing a change in control of our Company;

●	discourage bids of our Common Stock at a premium over the market price; or

●	adversely affect the market price of, and the voting and other rights of the holders of, our Common Stock.

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

OUR STOCK PRICE IS VOLATILE AND MAY DECLINE.

The trading price of our Common Stock has been volatile and may continue to be volatile in response to various factors, including:

●	the performance and public acceptance of our new product lines;

●	quarterly variations in our operating results;

●	competitive announcements;

●	sales of any of our businesses;

●	the operating and stock price performance of other companies that investors may deem comparable to us;

●	news relating to trends in our markets; and

●	disposition or entry into new lines of business and acquisitions of businesses, including our Tralliance acquisition.

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

theglobe.com, inc.

Dated: August 11, 2006	By:	/s/ Michael S. Egan
Michael S. Egan Chief Executive Officer (Principal Executive Officer)

By:	/s/ Edward A. Cespedes
Edward A. Cespedes President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.