Form 10-Q
period 2006-09-30
THEGLOBE COM INC
filed 2006-11-13
CIK 1066684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares outstanding of the Registrant's Common Stock, $.001 par value (the "Common Stock") as of November 6, 2006 was 174,757,565.

THEGLOBE.COM, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2006	DECEMBER 31, 2005
	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$6,902,606	$16,480,660
Restricted cash	250,000	1,031,764
Accounts receivable, less allowance for doubtful accounts of approximately $20,000 and $128,000, respectively	471,586	452,398
Inventory, less reserves of approximately $381,000 and $434,000, respectively	49,325	66,271
Prepaid expenses	690,356	1,022,771
Other current assets	149,429	146,889
Total current assets	8,513,302	19,200,753

Property and equipment, net	482,771	1,455,653
Intangible assets	566,336	715,035
Other assets	40,000	40,000
Total assets	$9,602,409	$21,411,441

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$2,674,369	$2,564,988
Accrued expenses and other current liabilities	1,870,115	2,177,815
Income taxes payable	—	806,406
Deferred revenue	956,576	985,981
Notes payable and current portion of long-term debt	3,400,000	3,428,447
Total current liabilities	8,901,060	9,963,637

Long-term liabilities	230,407	173,003
Total liabilities	9,131,467	10,136,640
Stockholders' Equity:
Common stock, $0.001 par value; 500,000,000 shares authorized; 174,722,565 and 174,373,091 shares issued at September 30, 2006 and December 31, 2005, respectively	174,723	174,373
Additional paid-in capital	289,216,357	288,740,889
Escrow shares	(750,000)	(750,000)
Accumulated deficit	(288,170,138)	(276,890,461)
Total stockholders' equity	470,942	11,274,801
Total liabilities and stockholders' equity	$9,602,409	$21,411,441

See notes to unaudited condensed consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(UNAUDITED)

Net Revenue	$909,938	$409,258	$2,440,868	$1,689,418
Operating Expenses:
Cost of revenue	653,229	2,213,574	3,714,516	6,379,145
Sales and marketing	1,013,596	481,573	2,450,141	1,722,058
Product development	331,561	356,409	1,090,443	1,010,666
General and administrative	1,508,810	2,321,295	5,601,159	5,734,072
Depreciation	193,175	299,225	736,845	882,396
Intangible asset amortization	39,512	28,200	148,699	47,000
	3,739,883	5,700,276	13,741,803	15,775,337

Operating Loss from Continuing Operations	(2,829,945)	(5,291,018)	(11,300,935)	(14,085,919)
Other Income (Expense), net:
Interest income (expense), net	2,205	(1,102,234)	126,933	(4,156,840)
Other income (expense), net	(327)	(3,157)	18,638	(281,994)
	1,878	(1,105,391)	145,571	(4,438,834)

Loss from Continuing Operations
Before Income Tax	(2,828,067)	(6,396,409)	(11,155,364)	(18,524,753)
Income Tax Provision (Benefit)	124,313	(388,547)	124,313	(1,038,497)
Loss from Continuing Operations	(2,952,380)	(6,007,862)	(11,279,677)	(17,486,256)
Discontinued Operations:
Income from operations	—	1,009,026	—	2,734,154
Tax provision	—	372,971	—	1,038,497
Income from Discontinued Operations	—	636,055	—	1,695,657
Net Loss	$(2,952,380)	$(5,371,807)	$(11,279,677)	$(15,790,599)
Earnings (Loss) Per Share -
Basic and Diluted:
Continuing Operations	$(0.02)	$(0.03)	$(0.06)	$(0.10)
Discontinued Operations	$—	$—	$—	$0.01

Net Loss	$(0.02)	$(0.03)	$(0.06)	$(0.09)

Weighted Average Common Shares Outstanding	174,723,000	192,210,000	174,680,000	182,577,000

See notes to unaudited condensed consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2006	2005
	(UNAUDITED)
Cash Flows from Operating Activities:
Net loss	$(11,279,677)	$(15,790,599)
(Income) from discontinued operations	—	(1,695,657)
Net loss from continuing operations	(11,279,677)	(17,486,256)
Adjustments to reconcile net loss from continuing
operations to net cash flows from operating activities:
Depreciation and amortization	885,544	929,396
Provision for uncollectible accounts receivable	17,076	100,000
Provision for excess and obsolete inventory	—	95,054
Employee stock compensation	349,406	48,987
Compensation related to non-employee stock options	107,992	143,351
Loss on sale of property and equipment	130,424	—
Gain on sale of Now Playing magazine	(130,000)	—
Non-cash interest expense	—	4,000,000
Reserve against amounts loaned to Tralliance prior to acquisition	—	280,000
Other, net	(128,797)	(128,120)
Changes in operating assets and liabilities, net:
Accounts receivable, net	(36,264)	485,933
Inventory, net	16,946	307,140
Prepaid and other current assets	329,875	213,859
Accounts payable	260,541	1,659,943
Accrued expenses and other current liabilities	(307,700)	395,062
Income taxes payable	(806,406)	—
Deferred revenue	27,999	(50,713)
Net cash flows from operating activities of continuing operations	(10,563,041)	(9,006,364)
Net cash flows from operating activities of discontinued operations	—	1,152,597
Net cash flows from operating activities	(10,563,041)	(7,853,767)
Cash Flows from Investing Activities:
Proceeds from sales and maturities of marketable securities	—	42,736
Purchases of property and equipment	(52,605)	(257,682)
Net cash released from escrow	781,764	61,883
Proceeds from sale of property and equipment	137,626	—
Proceeds from sale of Now Playing magazine	130,000	—
Net cash acquired in acquisition of Tralliance	—	14,450
Amounts loaned to Tralliance prior to acquisition	—	(280,000)
Other, net	—	(40,000)
Net cash flows from investing activities of continuing operations	996,785	(458,613)
Purchases of property and equipment by discontinued operations	—	(171,431)
Net cash flows from investing activities	996,785	(630,044)
Cash Flows from Financing Activities:
Borrowings on notes payable	—	4,000,000
Payments on notes payable and long-term debt	(30,218)	(277,608)
Proceeds from exercise of common stock options and warrants	18,420	42,717
Net cash flows from financing activities	(11,798)	3,765,109
Net Decrease in Cash and Cash Equivalents	(9,578,054)	(4,718,702)
Cash and Cash Equivalents, at beginning of period	16,480,660	6,734,793
Cash and Cash Equivalents, at end of period	$6,902,606	$2,016,091

See notes to unaudited condensed consolidated financial statements.

  THEGLOBE.COM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THEGLOBE.COM

theglobe.com, inc. (the "Company" or "theglobe") was incorporated on May 1, 1995 (inception) and commenced operations on that date. Originally, theglobe.com was an online community with registered members and users in the United States and abroad. That product gave users the freedom to personalize their online experience by publishing their own content and by interacting with others having similar interests. However, due to the deterioration of the online advertising market, the Company was forced to restructure and ceased the operations of its online community on August 15, 2001. The Company then sold most of its remaining online and offline properties. The Company continues to operate its Computer Games print magazine and the associated CGOnline website ( www.cgonline.com ), as well as the computer games distribution business of Chips & Bits, Inc. ( www.chipsbits.com ). On June 1, 2002, Chairman Michael S. Egan and Director Edward A. Cespedes became Chief Executive Officer and President of the Company, respectively.

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

As of September 30, 2006, sources of the Company's revenue from continuing operations were derived principally from the operations of its games related businesses and its Internet services business conducted by Tralliance. The Company's retail VoIP products and services have yet to produce any significant revenue.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries from their respective dates of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The unaudited interim condensed consolidated financial statements of the Company as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed consolidated financial statements.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2006 and the results of its operations and its cash flows for the three and nine months ended September 30, 2006 and 2005. The results of operations and cash flows for such periods are not necessarily indicative of results expected for the full year or for any future period.

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

RESTRICTED CASH

Restricted cash in the accompanying condensed consolidated balance sheet at September 30, 2006, consisted of $250,000 of cash held in escrow in connection with the October 31, 2005 sale of the SendTec business (see Note 3, “Discontinued Operations - SendTec, Inc.” for further discussion).

COMPREHENSIVE INCOME (LOSS)

The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, "Reporting Comprehensive Income." Comprehensive income (loss) generally represents all changes in stockholders' equity during the year except those resulting from investments by, or distributions to, stockholders. The Company's comprehensive loss was approximately $11.3 million and $15.8 million for the nine months ended September 30, 2006 and 2005, respectively, which approximated the Company's reported net loss.

INVENTORY

Inventories are recorded on a first-in, first-out basis and valued at the lower of cost or market value. The Company's reserve for excess and obsolete inventory as of September 30, 2006 and December 31, 2005, was approximately $381,000 and $434,000, respectively.

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

CONCENTRATION OF CREDIT RISK

Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and trade accounts receivable. The Company maintains its cash and cash equivalents with various financial institutions and invests its funds among a diverse group of issuers and instruments. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information.

Concentration of credit risk in the Company's Internet services and VoIP telephony services divisions is generally limited as payments for registrations and services are normally received in advance.   A single customer of the computer games division represented an aggregate of approximately $62,000, or 13%, of net consolidated accounts receivable as of September 30, 2006.

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

Due to the Company's net losses from continuing operations, the effect of potentially dilutive securities or common stock equivalents that could be issued was excluded from the diluted net loss per common share calculation due to the anti-dilutive effect. Such potentially dilutive securities and common stock equivalents consisted of the following for the periods ended September 30:

	2006	2005
Options to purchase common stock	20,049,000	19,570,000
Common shares issuable upon exercise of warrants	6,911,000	11,492,000
Common shares issuable upon conversion of Convertible Notes	68,000,000	68,000,000
Total	94,960,000	99,062,000

 RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the requirements of SFAS No. 157 and have not determined the impact on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying value of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We are currently evaluating the impact of adopting SAB No. 108 but we do not expect that it will have a material effect on our consolidated financial statements.

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

(2) BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. However, the Company has incurred net losses in the nine months ended September 30, 2006 and in each fiscal year since its inception and has an accumulated deficit of $288,170,138 as of September 30, 2006.

As more fully discussed in Note 6, “Litigation,” the Company is a defendant in a lawsuit filed by MySpace, Inc. on June 1, 2006, as well as other litigation. Additionally, the Company is currently a party to certain other claims and disputes arising in the ordinary course of business. Although uncertain at the present time, the legal costs of defending and settling such lawsuits, outstanding claims and disputes could be material and could utilize a significant portion of our cash resources and adversely affect our financial condition.

Based upon the Company’s present cash resources and cash flow projections, management believes the Company has sufficient liquidity to operate as a going concern through at least the first quarter of 2007. In order to assure the Company's financial viability beyond the first quarter of 2007, management believes the Company must raise additional capital, successfully implement its existing and future business plans and successfully resolve the legal proceedings, claims and disputes discussed in the paragraph above. The Company’s business plans may include the sale, abandonment or disposal of certain businesses or components of businesses, including the sale of certain technologies or other long-lived assets. There can be no assurance that the Company will be successful in taking any of the above actions. The aforementioned uncertainties regarding the future direction and financial performance of the Company create substantial doubt that the Company will be able to continue as a going concern beyond the first quarter of 2007.

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

Results of operations for SendTec have been reported separately as “Discontinued Operations” in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2005. Summarized financial information for the Discontinued Operations of SendTec was as follows:

Periods Ended September 30, 2005	Three Months	Nine Months

Net revenue, net of intercompany eliminations	$10,752,616	$28,897,502

Income from operations	$1,009,026	$2,734,154
Provision for income taxes	372,971	1,038,497
Income from discontinued operations, net of tax	$636,055	$1,695,657

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
$254,000

Upon acquisition, the then existing CEO and CFO of Tralliance (the “Executives”) entered into employment agreements, which include certain non-compete provisions, whereby each would agree to remain in the employ of Tralliance for a period of two years in exchange for annual base compensation totaling $200,000 to each officer. In addition, the Executives participate in an annual bonus pool based upon the pre-tax income of the venture for a period of approximately five years beginning May 1, 2005.

The value assigned to the intangible assets acquired is being amortized on a straight-line basis over a five year estimated useful life. Annual amortization expense of the intangible assets is estimated to be: $188,211 in 2006; $158,047 for each of 2007 through 2009 and $52,683 in 2010. The related accumulated amortization as of September 30, 2006 and December 31, 2005 was $223,900 and $75,201, respectively. Amortization expense totaled $39,512 and $148,699 for the three and nine months ended September 30, 2006, respectively.

Advances to Tralliance totaled $1,281,500 prior to its acquisition by the Company. Due to the uncertainty of the ultimate collectibility of the Loan, the Company had historically provided a reserve equal to the full amount of the funds advanced to Tralliance. For the nine months ended September 30, 2005, additions to the reserve of $280,000 were included in other expense in the accompanying condensed consolidated statement of operations.

The following pro forma condensed consolidated results of operations for the nine months ended September 30, 2005 assumes the acquisition of Tralliance occurred as of January 1, 2005. The pro forma information is not necessarily indicative of what the actual results of operations of the combined company would have been had the acquisition occurred on January 1, 2005, nor is it necessarily indicative of future results.

PRO FORMA RESULTS:	Nine Months
Period ended September 30, 2005
Net revenue	$1,689,000
Net loss	(15,855,000)
Basic and diluted net loss per common share	$(0.09)

(5) STOCK OPTION PLANS

We have several stock option plans under which nonqualified stock options may be granted to officers, directors, other employees, consultants and advisors of the Company. In general, options granted under the Company’s stock option plans expire after a ten-year period and generally vest no later than three years from the date of grant. Incentive options granted to stockholders who own greater than 10% of the total combined voting power of all classes of stock of the Company must be issued at 110% of the fair market value of the stock on the date the options are granted. As of September 30, 2006, there were approximately 2,971,000 shares available for grant under the Company’s stock option plans.

A total of 6,030,000 stock options were granted during the nine months ended September 30, 2006, which included the issuance of 550,000 stock options which will vest only upon achievement of certain performance targets. The weighted-average fair value of stock options granted during the first nine months of 2006, excluding the stock options granted which vest upon the achievement of performance targets was $0.15. During the nine months ended September 30, 2005, a total of 5,819,750 stock options were issued with a weighted-average fair value of $0.10.

Stock option exercises during the nine months ended September 30, 2006 and 2005, resulted in cash inflows to the Company of $18,420 and $31,880, respectively. The corresponding intrinsic value as of exercise date of the 349,474 and 677,169 stock options exercised during the nine months ended September 30, 2006 and 2005, was $119,628 and $77,245, respectively.

Stock option activity during the nine months ended September 30, 2006 was as follows:

	Total Options	Weighted Average Exercise Price
Outstanding at January 1, 2006	15,373,103	$0.46
Granted	6,030,000	0.17
Exercised	(349,474)	0.05
Canceled	(1,005,009)	0.73
Outstanding at September 30, 2006	20,048,620	$0.36
Options exercisable at September 30, 2006	14,548,486	$0.43

The weighted-average remaining contractual terms of stock options outstanding and stock options exercisable at September 30, 2006 were 7.7 years and 7.2 years, respectively. The aggregate intrinsic value of both options outstanding and stock options exercisable at September 30, 2006 was approximately $294,000.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation", supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, “Statement of Cash Flows.” The statement eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. The statement also requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and generally requires all companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. The Company adopted SFAS No. 123R effective January 1, 2006, using the modified prospective application method in accordance with the statement. This application requires the Company to record compensation expense for all awards granted to employees and directors after the adoption date and for the unvested portion of awards that are outstanding at the date of adoption. The Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2006, reflect the impact of SFAS No. 123R. In accordance with the modified prospective application method, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect and do not include the impact of SFAS No. 123R.

Prior to January 1, 2006, the Company had historically followed SFAS No. 123, "Accounting for Stock-Based Compensation," which permitted entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25 ("APB 25") and provide pro forma net earnings (loss) disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. Under this method, compensation expense was recorded on the date of grant only if the then current market price of the underlying stock exceeded the exercise price. The following table presents the Company's pro forma net loss for the three and nine months ended September 30, 2005, had the Company determined compensation cost based on the fair value at the grant date for all of its employee stock options issued under SFAS No. 123:

	Three Months	Nine Months
Periods Ended September 30, 2005
Net loss - as reported	$(5,371,807)	$(15,790,599)
Add: Stock-based employee compensation
included in net loss as reported	126,331	494,201
Deduct: Total stock-based employee
compensation expense determined under
fair value method for all awards	(352,524)	(1,187,602)
Net loss - pro forma	$(5,598,000)	$(16,484,000)
Basic net loss per share - as reported	$(0.03)	$(0.09)
Basic net loss per share - pro forma	$(0.03)	$(0.09)

Stock compensation cost is recognized on a straight-line basis over the vesting period. Stock compensation expense totaling $457,398 was charged to continuing operations during the nine months ended September 30, 2006, including $107,992 of expense resulting from the vesting of non-employee stock options and approximately $5,619 from the accelerated vesting of stock options issued to terminated employees. A total of $343,787 of the total stock compensation expense charged to continuing operations for the first nine months of 2006 resulted from the adoption of SFAS No. 123R. During the nine months ended September 30, 2005, stock compensation expense of $192,338 charged to continuing operations included $143,351 of expense related to non-employee stock options and $48,987 of expense related primarily to the accelerated vesting of stock options issued to a terminated employee.

Stock compensation expense totaling $117,544 and $446,854 for the three and nine months ended September 30, 2005, respectively, was charged to income from the discontinued operations of the Company’s SendTec subsidiary. The expense resulted primarily from the deferred compensation attributable to the issuance of stock options in the Company’s acquisition of SendTec.

At September 30, 2006, there was approximately $656,000 of unrecognized compensation expense related to unvested stock options, excluding the 550,000 options which vest on the achievement of certain performance targets, which is expected to be recognized over a weighted-average period of 1.3 years.

The Company estimates the fair value of each stock option at the grant date by using the Black Scholes option-pricing model with the following weighted-average assumptions used for grants in 2006: no dividend yield; an expected life of approximately three to six years; 115 - 150% expected volatility and a risk free interest rate of 4.00 - 5.00%. The risk free interest rate is based on the U.S. Treasury yield in effect at the time of grant; the expected life is based on historical and expected exercise behavior; and expected volatility is based on the historical volatility of the Company’s stock price, over a time period that is consistent with the expected life of the option.

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

On October 4, 2005, Sprint Communications Company, L.P. (“Sprint”) filed a Complaint in the United States District Court for the District of Kansas against theglobe, theglobe’s subsidiary, tglo.com (formerly known as voiceglo Holdings, Inc. or “voiceglo”), and Vonage Holdings Corp. (“Vonage”). On October 12, 2005, Sprint filed a First Amended Complaint naming Vonage America, Inc. (“Vonage America”) as an additional defendant. Neither theglobe nor voiceglo has any affiliation with Vonage or Vonage America. Sprint alleged that theglobe and voiceglo had made unauthorized use of “inventions” described and claimed in seven patents held by Sprint. Sprint sought monetary and injunctive relief for this alleged infringement. On November 21, 2005, theglobe and voiceglo filed an Answer to Sprint’s First Amended Complaint, denying infringement and interposing affirmative defenses, including that each of the asserted patents were invalid. voiceglo counterclaimed against Sprint for a declaratory judgment of non-infringement and invalidity. On January 18, 2006, the court issued a Scheduling Order which called for, among other things, discovery to be completed by December 29, 2006, and for trial to commence August 7, 2007. On August 22, 2006, the Company, together with its subsidiary, and Sprint entered into a settlement agreement (the “Settlement”) which resolved the pending patent infringement lawsuit. As part of the Settlement, the Company and its subsidiary agreed to enter into a non-exclusive license under certain of Sprint’s patents.

On June 1, 2006, MySpace, Inc. (“MySpace”), a Delaware corporation, filed a lawsuit in the United States District Court for the Central District of California against theglobe.com, inc. (the “Company”). We were served with the lawsuit on June 6, 2006. MySpace alleges that the Company sent unsolicited and unauthorized commercial email messages to MySpace members using MySpace user accounts improperly established by the Company, that the user accounts were used in a false and misleading fashion and that the Company's alleged activities constituted violations of the CAN-SPAM Act, the Lanham Act and California Business & Professions Code § 17529.5, as well as trademark infringement, false advertising, breach of contract, breach of the covenant of good faith and fair dealing, and unfair competition. MySpace seeks monetary penalties, damages and injunctive relief for these alleged violations. It asserts entitlement to recover "a minimum of" $62.3 million of damages, in addition to three times the amount of MySpace's actual damages and/or disgorgement of the Company's purported profits from alleged violations of the Lanham Act, punitive damages and attorneys’ fees. On July 24, 2006, the Company filed its Answer to the Complaint, denying liability for each claim and asserting various affirmative defenses. The parties are conducting discovery and both sides contemplate filing motions that may be dispositive of one or more claims in the action. Trial is currently anticipated to occur in mid 2007.

It is not possible to predict the outcome of this litigation nor any reasonable estimate of the possible range of any loss or damage to the Company. An adverse outcome could materially and adversely affect our results of operations and financial position and may utilize a significant portion of our cash resources.

The Company is currently a party to certain other claims and disputes arising in the ordinary course of business. The Company currently believes that the ultimate outcome of these other matters, individually and in the aggregate, will not have a material adverse affect on the Company's financial position, results of operations or cash flows. However, because of the nature and inherent uncertainties of legal proceedings, should the outcome of these matters be unfavorable, the Company's business, financial condition, results of operations and cash flows could be materially and adversely affected.

(7) SEGMENTS AND GEOGRAPHIC INFORMATION

The Company applies the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for operating segments of a company. SFAS No. 131 requires disclosures of selected segment-related financial information about products, major customers and geographic areas. Effective with the May 9, 2005 acquisition of Tralliance, the Company was organized in four operating segments for purposes of making operating decisions and assessing performance: the computer games division, the Internet services division, the VoIP telephony services division and the marketing services division. The computer games division currently consists of the operations of the Company's two gaming magazine publications and the associated websites and the operations of Chips & Bits, Inc., its games distribution business. The Internet services division consists of the operations of Tralliance. The VoIP telephony services division is principally involved in the development of communications and other web-based services over the Internet for use by consumers. The marketing services division consisted of the discontinued operations of the Company's subsidiary, SendTec which was sold effective October 31, 2005 and has been excluded from the segment data presented below.

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

The following table presents financial information regarding the Company's different segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
NET REVENUE FROM CONTINUING OPERATIONS:
Computer games	$517,604	$360,917	$1,344,441	$1,477,692
Internet services	385,755	—	1,062,042	—
VoIP telephony services	6,579	48,341	34,385	211,726
	$909,938	$409,258	$2,440,868	$1,689,418

OPERATING LOSS FROM CONTINUING OPERATIONS:
Computer games	$(139,975)	$(716,105)	$(627,827)	$(1,694,843)
Internet services	(1,064,999)	(431,990)	(2,547,116)	(645,564)
VoIP telephony services	(912,240)	(3,064,272)	(5,945,701)	(9,191,989)
Corporate expenses	(712,731)	(1,078,651)	(2,180,291)	(2,553,523)

Operating loss from continuing operations	(2,829,945)	(5,291,018)	(11,300,935)	(14,085,919)
Other income (expense), net	1,878	(1,105,391)	145,571	(4,438,834)
Loss from continuing operations before income tax	$(2,828,067)	$(6,396,409)	$(11,155,364)	$(18,524,753)

DEPRECIATION AND AMORTIZATION OF CONTINUING OPERATIONS:
Computer games	$6,987	$7,723	$20,961	$23,161
Internet services	51,141	30,668	178,899	49,468
VoIP telephony services	167,217	280,584	661,517	829,160
Corporate expenses	7,342	8,450	24,167	27,607
	$232,687	$327,425	$885,544	$929,396

	September 30, 2006	December 31, 2005
IDENTIFIABLE ASSETS:
Computer games	$535,821	$637,417
Internet services	845,194	1,161,344
VoIP telephony services	503,613	1,817,809
Corporate assets*	7,717,781	17,794,871
	$9,602,409	$21,411,441

*	Corporate assets include cash held at subsidiaries for purposes of the presentation above.

 Net revenue of approximately $108,000 attributable to a single customer of the computer games business segment represented in excess of 10% of consolidated net revenue for the third quarter of 2006.

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

OVERVIEW

As of September 30, 2006, theglobe.com, inc. (the "Company" or "theglobe") managed three primary lines of business. One line of business consists of our historical network of three wholly-owned operations, each of which specializes in the games business by delivering games information and selling games in the United States and abroad. These operations are: our print publications business, which currently consists of two gaming magazines; our online website business, which consists of the online counterparts to our magazine publications; and our games distribution company. The second line of business consists of our Internet services business, Tralliance Corporation (“Tralliance”), a company which is the registry for the “.travel” top-level Internet domain. We acquired Tralliance on May 9, 2005. Our third line of business, Voice over Internet Protocol ("VoIP") telephony services, includes tglo.com, inc. (formerly known as voiceglo Holdings, Inc.), a wholly-owned subsidiary of theglobe that offers VoIP-based phone services. The term VoIP refers to a category of hardware and software that enables people to use the Internet to make phone calls.

We sold the business and substantially all of the net assets of our marketing services technology business, SendTec, Inc. (“SendTec”) on October 31, 2005. The results of operations of SendTec have been reflected as “discontinued operations” within our condensed consolidated financial statements for the 2005 periods.

As of September 30, 2006, sources of our revenue from continuing operations were derived principally from the operations of our computer games related businesses and our Internet services business. Our VoIP products and services have yet to produce any significant revenue.

BASIS OF PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We received a report from our independent accountants, relating to our December 31, 2005 audited financial statements, containing a paragraph stating that our recurring losses from operations and our accumulated deficit subject the Company to certain liquidity and profitability considerations. The Company continues to incur substantial consolidated net losses and management believes the Company will continue to be unprofitable and use cash in its operations for the foreseeable future. Based upon the Company’s present cash resources and cash flow projections, management believes that the Company has sufficient liquidity to operate as a going concern through at least the first quarter of 2007. See “Future and Critical Need for Capital” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details.

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

DESCRIPTION OF BUSINESS---CONTINUING OPERATIONS

OUR COMPUTER GAMES BUSINESS

In February 2000, the Company entered the computer games business by acquiring Computer Games Magazine, its associated website, CGOnline, and Chips & Bits, Inc. (“Chips & Bits”), a games distribution business.

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

The premiere issue of our new quarterly print publication, Massive Magazine, was released in September 2006. Massive Magazine is dedicated solely to “massively multiplayer online” games (“MMO games”) and includes features on the culture of MMO games, focusing on players, guilds and communities. The editorial staff of Computer Games Magazine produces the content for the new magazine keeping the same style and credibility which has been associated with the Computer Games Magazine publication. The new magazine is also accompanied by a complementary website (www.massive-magazine.com).

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

On August 15, 2006, the Company introduced its online search portal dedicated to the travel industry, www.search.travel. The search engine was developed by Tralliance to benefit both consumers at large and “.travel” domain name registrants, as the search engine delivers qualified search results from the entire World Wide Web, giving priority to destinations and businesses that are authenticated “.travel” registrants. During August, the Company launched a national television campaign to promote the new search engine and website. The Company has begun marketing the www.search.travel website to potential advertisers interested in targeting the travel consumer and plans to seek additional net revenue through the sale of advertising sponsorships.

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

During 2006, the Company re-focused its efforts on VoIP product development, as well as the design and development of complementary interactive, web-based features. During the second quarter of 2006, the Company discontinued offering service to its small existing “paid” plan customer base and completed the implementation of a plan to significantly reduce the excess capacity and operating costs of its VoIP network. At the present time, the Company has revised its VoIP product marketing strategy and intends to pursue the licensing of its various VoIP and communications software to business enterprises rather than marketing its “paid” products directly to consumers. The Company also intends to continue to explore methods of monetizing its “peer-to-peer”, or free service plan, customer base. We currently derive no revenue from our existing VoIP subscriber base.

DESCRIPTION OF BUSINESS---DISCONTINUED OPERATIONS

DISCONTINUED OPERATIONS OF OUR MARKETING SERVICES BUSINESS

As a result of our sale of the business and substantially all of the net assets of SendTec, our former marketing services technology business, on October 31, 2005, the results of operations of SendTec have been reported separately as “Discontinued Operations” for the three and nine months ended September 30, 2005.

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

RESULTS OF OPERATIONS

The nature of our business has significantly changed from 2005 to 2006. As discussed above, we completed the sale of substantially all of the net assets and the business of SendTec, our former marketing services technology business on October 31, 2005. Also, on May 9, 2005, the Company entered into another line of business, Internet services, when it exercised its option to acquire Tralliance, a company which had recently been designated as the registry for the ".travel" top-level Internet domain. The results of Tralliance have been included in the Company's consolidated operating results from its date of acquisition. Primarily, as a result of the acquisition of Tralliance and the sale of SendTec, our results of operations for the three and nine months ended September 30, 2006, are not necessarily comparable to our results of operations for the three and nine months ended September 30, 2005.

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO
THE THREE MONTHS ENDED SEPTEMBER 30, 2005

CONTINUING OPERATIONS

NET REVENUE. Net revenue totaled $910 thousand for the three months ended September 30, 2006 as compared to $409 thousand for the three months ended September 30, 2005, an increase of approximately $501 thousand, or 122%, from the prior year period.

NET REVENUE BY BUSINESS SEGMENT:

Three months ended September 30,	2006	2005
Computer games	$517,604	$360,917
Internet services	385,755	—
VoIP telephony services	6,579	48,341
	$909,938	$409,258

Advertising revenue from the sale of print advertisements in the magazines published by our computer games business increased $150 thousand, or 60%, in the third quarter of 2006 as compared to the same quarter of the prior year. Net revenue attributable to subscription and newsstand sales of our magazines increased approximately $12 thousand, or 18%, as compared to the third quarter of 2005. Both increases resulted principally from the additional revenue generated from the first issue of Massive Magazine, our new multi-player gaming magazine publication which was released in September 2006. Sales of electronic games and related products through Chips & Bits, Inc., our Internet-based retail distribution subsidiary, decreased approximately $5 thousand, or 10%, in the 2006 third quarter as compared to the third quarter of 2005.

Our Internet services business, Tralliance, contributed $386 thousand in net revenue during the third quarter of 2006. Tralliance, which was acquired in May 2005, began collecting fees for Internet domain name registrations in October 2005. Net revenue attributable to domain name registrations is recognized as revenue on a straight-line basis over the term of the registrations.

VoIP telephony services net revenue decreased $42 thousand in the third quarter of 2006 as compared to the same quarter of the prior year due principally to the Company’s decision to discontinue the marketing of its retail consumer VoIP telephony products.

OPERATING EXPENSES BY BUSINESS SEGMENT:

Three months ended:	Cost of Revenue	Sales and Marketing	Product Development	General and Administrative	Depreciation and Amortization	Total
September 30, 2006
Computer games	$298,071	$121,160	$110,612	$120,749	$6,987	$657,579
Internet services	118,057	883,995	—	397,561	51,141	1,450,754
VoIP telephony services	237,101	8,441	220,949	285,111	167,217	918,819
Corporate expenses	—	—	—	705,389	7,342	712,731
	$653,229	$1,013,596	$331,561	$1,508,810	$232,687	$3,739,883

	Cost of Revenue	Sales and Marketing	Product Development	General and Administrative	Depreciation and Amortization	Total
September 30, 2005
Computer games	$502,345	$97,140	$178,366	$291,448	$7,723	$1,077,022
Internet services	—	87,143	—	314,179	30,668	431,990
VoIP telephony services	1,711,229	297,290	178,043	645,467	280,584	3,112,613
Corporate expenses	—	—	—	1,070,201	8,450	1,078,651
	$2,213,574	$481,573	$356,409	$2,321,295	$327,425	$5,700,276

COST OF REVENUE. Cost of revenue totaled $653 thousand for the three months ended September 30, 2006, a decline of $1.6 million, or 70%, from the $2.2 million reported for the three months ended September 30, 2005.

Cost of revenue related to our computer games business segment consists primarily of printing and delivery costs of our games magazines, Internet connection charges, personnel costs, maintenance cost of website equipment and the costs of merchandise sold and shipping fees in connection with our online store.  Cost of revenue of the computer games business segment declined $204 thousand, or 41%, in comparison to the third quarter of 2005 principally as a result of lower printing, paper and freight costs associated with the production of our Computer Games Magazine publication. We have reduced the total number of copies printed for each issue and also published one less issue of Computer Games Magazine in 2006 as compared to 2005. The additional cost of revenue related to the publishing of our initial issue of Massive Magazine during the third quarter of 2006 was almost entirely offset by the elimination of costs associated with the publication of Now Playing Magazine, which was sold in January of 2006.

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

Cost of revenue of our VoIP telephony services business segment is principally comprised of network data center, carrier transport and circuit interconnection costs, as well as personnel and consulting costs incurred in support of our Internet telecommunications network. VoIP telephony services cost of revenue decreased $1.5 million, or 86%, as compared to the third quarter of 2005, primarily as a result of declines of $910 thousand, or 92%, in network data center and carrier costs; $377 thousand, or 97%, in purchased software costs incurred in support of our network; and $101 thousand, or 53%, in direct costs of employees supporting our Internet telecommunications network. The Company discontinued the capitalization of software development costs in its VoIP telephony business as of December 31, 2004 and is charging such costs to operations as they are incurred. During 2006, we developed a plan to reconfigure, phase-out and eliminate certain components of our VoIP network. The implementation of this plan, which was completed during the second quarter of 2006, along with other VoIP cost reductions made during 2005 and 2006, have significantly reduced VoIP telephony services cost of revenue in the third quarter of 2006 compared to the prior year.

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and related expenses of sales and marketing personnel, commissions, consulting, advertising and marketing costs, public relations expenses and promotional activities. Sales and marketing expenses totaled $1.0 million for the three months ended September 30, 2006 versus $482 thousand for the same period in 2005. Tralliance, our new Internet services business, incurred $884 thousand of sales and marketing expenses during the 2006 third quarter, including $309 thousand in Internet and television advertising costs related to its new web portal and search engine, www.search.travel, which was introduced in mid-August. During the third quarter of 2006, Tralliance also engaged several outside parties to promote its registry operations and www.search.travel website internationally, which resulted in the recognition of $173 thousand in consulting expenses. The remaining $402 thousand of sales and marketing expenses incurred by Tralliance during the 2006 third quarter consisted primarily of personnel costs and public relations expenses.   Sales and marketing expenses of the VoIP telephony services business segment declined $289 thousand, or 97%, as compared to the third quarter of 2005. During 2005, the Company reevaluated its existing VoIP telephony services business plan and began the process of terminating and/or modifying certain of its existing product offerings and marketing programs. During 2006, the Company re-focused its efforts on the further expansion of its “peer-to-peer”, or free service plan, customer base. As a result, the VoIP telephony services business segment has significantly reduced its sales and marketing spending and we presently intend to continue to limit its sales and marketing spending during the remainder of 2006. Additionally, in-house personnel which had previously concentrated on marketing our VoIP telephony services products were reassigned to Tralliance during the first quarter of 2006.

PRODUCT DEVELOPMENT. Product development expenses include salaries and related personnel costs; expenses incurred in connection with website development, testing and upgrades; editorial and content costs; and costs incurred in the development of our VoIP telephony products. Product development expenses totaled $332 thousand in the third quarter of 2006 as compared to $356 thousand in the third quarter of 2005.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and other personnel costs related to management, finance and accounting functions, facilities, outside legal and professional fees, information-technology consulting, directors and officers insurance, bad debt expenses and general corporate overhead costs. General and administrative expenses totaled approximately $1.5 million in the third quarter of 2006 as compared to $2.3 million for the same quarter of the prior year, a decline of $812 thousand, or 35%. The $360 thousand decline in general and administrative expenses of our VoIP telephony services division as compared to the third quarter of 2005 was primarily due to lower consulting costs, including those related to the development of its VoIP services billing system. The Company discontinued the capitalization of software development costs in its VoIP telephony business as of December 31, 2004 and is charging such costs to operations as they are incurred. General and administrative expenses of our corporate office decreased $365 thousand as compared to the third quarter of 2005 primarily as a result of lower professional fees. During the third quarter of 2005, the Company’s Board of Directors authorized the sale of the Company’s SendTec marketing services business. Professional fees incurred in connection with the sale were included in general and administrative expenses of the corporate division until the completion of the sale, which occurred on October 31, 2005. A decline of $171 thousand in general and administrative expenses of our games division as compared to the 2005 third quarter resulted principally from a lower provision for bad debts. An increase of $83 thousand in general and administrative expenses of our Internet services segment was reported as compared to the 2005 third quarter.

As discussed in Note 5, “Stock Option Plans,” of the Notes to Condensed Consolidated Financial Statements, we adopted Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) effective January 1, 2006 using the modified prospective application method. SFAS No. 123R generally requires all companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to recognize the related cost in its financial statements. As a result, general and administrative expenses of the corporate division for the third quarter of 2006 included approximately $169 thousand of additional stock compensation expense recognized in accordance with the requirements of SFAS No. 123R. Prior to January 1, 2006, we accounted for employee stock options pursuant to Accounting Principles Board Opinion No. 25 and financial results in the accompanying condensed consolidated financial statements for prior periods have not been restated to give effect to the provisions of SFAS No. 123R. At September 30, 2006, there was approximately $656,000 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.3 years.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense totaled $233 thousand for the three months ended September 30, 2006 as compared to $327 thousand for the three months ended September 30, 2005. A decline of $113 thousand in depreciation and amortization of our VoIP telephony services division as compared to the third quarter of 2005 was partially offset by a $20 thousand increase in this expense category reported by our Internet services business.

OTHER INCOME (EXPENSE), NET. Net interest expense of $1.1 million reported for the third quarter of 2005 included $1.0 million of non-cash interest expense related to the beneficial conversion features of the $1.0 million in secured demand convertible promissory notes acquired by entities controlled by our Chairman and Chief Executive Officer during the 2005 third quarter.

INCOME TAXES. The tax provision of $124 thousand recorded during the third quarter of 2006 principally resulted from additional state income taxes due upon the finalization of the Company’s 2005 consolidated tax returns. No tax benefit was recorded for the loss incurred during the third quarter of 2006 as we recorded a 100% valuation allowance against our otherwise recognizable deferred tax assets due to the uncertainty surrounding the timing or ultimate realization of the benefits of our net operating loss carryforwards in future periods. As of December 31, 2005, the Company had net operating loss carryforwards which may be available for U.S. tax purposes of approximately $147 million. These carryforwards expire through 2025. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Due to various significant changes in our ownership interests, as defined in the Internal Revenue Code of 1986, as amended, we have substantially limited the availability of our net operating loss carryforwards. There can be no assurance that we will be able to utilize any net operating loss carryforwards in the future. During the third quarter of 2005, an income tax benefit of approximately $389 thousand was recognized for continuing operations which served to offset the income tax provision of $373 thousand recorded for discontinued operations.

DISCONTINUED OPERATIONS

Income from discontinued operations, net of income taxes totaled $636 thousand in the third quarter of 2005. As a result of the Company’s October 2005 sale of its SendTec marketing services business, the results of SendTec’s operations have been reported as discontinued operations in the accompanying condensed consolidated statement of operations for the three months ended September 30, 2005.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO
THE NINE MONTHS ENDED SEPTEMBER 30, 2005

CONTINUING OPERATIONS

NET REVENUE. Net revenue totaled $2.4 million for the nine months ended September 30, 2006 as compared to $1.7 million for the nine months ended September 30, 2005, an increase of approximately $751 thousand, or 44%, from the prior year period.

NET REVENUE BY BUSINESS SEGMENT:

Nine months ended September 30,	2006	2005
Computer games	$1,344,441	$1,477,692
Internet services	1,062,042	—
VoIP telephony services	34,385	211,726
	$2,440,868	$1,689,418

Advertising revenue from the sale of print advertisements in the magazines published by our computer games business declined $24 thousand, or 2%, in the first nine months of 2006 as compared to the same period of the prior year. Magazine sales, through subscriptions and newsstands, decreased $15 thousand, or 6%, in the first nine months of 2006 as compared to the same period in 2005. These advertising and magazine sales net revenue declines reflect the impact of lower Computer Games Magazine advertising revenue levels in 2006 compared to 2005, the elimination of revenue associated with the publication of Now Playing Magazine, which was sold in January 2006, and incremental revenue generated from the first issue of Massive Magazine, which was published in September 2006. Sales of electronic games and related products through Chips & Bits, our Internet-based retail distribution subsidiary, decreased $94 thousand, or 47%, in the first nine months of 2006 as compared to the first nine months of 2005.

Our Internet services business, Tralliance, contributed $1.1 million in net revenue during the first nine months of 2006. Tralliance, which was acquired in May 2005, began collecting fees for Internet domain name registrations in October 2005. Net revenue attributable to domain name registrations is recognized as revenue on a straight-line basis over the term of the registrations.

VoIP telephony services net revenue decreased $177 thousand in the first nine months of 2006 as compared to the same period of the prior year due principally to the Company’s decision to discontinue the marketing of its retail consumer VoIP telephony products.

OPERATING EXPENSES BY BUSINESS SEGMENT:

Nine months ended:	Cost of Revenue	Sales and Marketing	Product Development	General and Administrative	Depreciation and Amortization	Total
September 30, 2006
Computer games	$807,582	$400,634	$371,780	$371,311	$20,961	$1,972,268
Internet services	373,999	1,818,326	—	1,237,934	178,899	3,609,158
VoIP telephony services	2,532,935	231,181	718,663	1,835,790	661,517	5,980,086
Corporate expenses	—	—	—	2,156,124	24,167	2,180,291
	$3,714,516	$2,450,141	$1,090,443	$5,601,159	$885,544	$13,741,803

	Cost of Revenue	Sales and Marketing	Product Development	General and Administrative	Depreciation and Amortization	Total
September 30, 2005
Computer games	$1,717,730	$318,342	$497,493	$615,809	$23,161	$3,172,535
Internet services	—	96,381	—	499,715	49,468	645,564
VoIP telephony services	4,661,415	1,307,335	513,173	2,092,632	829,160	9,403,715
Corporate expenses	—	—	—	2,525,916	27,607	2,553,523
	$6,379,145	$1,722,058	$1,010,666	$5,734,072	$929,396	$15,775,337

COST OF REVENUE. Cost of revenue totaled $3.7 million for the nine months ended September 30, 2006, a decline of $2.7 million, or 42%, from the $6.4 million reported for the nine months ended September 30, 2005.

Cost of revenue related to our computer games business segment declined $910 thousand, or 53%, as compared to the first nine months of 2005. Approximately 70% of the total decrease in cost of revenue of our computer games business segment as compared to the prior year-to-date period resulted principally from lower printing, paper and freight costs associated with the production of our Computer Games Magazine publication. We have reduced the total number of copies printed for each issue and also published one less issue of Computer Games Magazine in 2006 as compared to 2005. The remaining decrease in cost of revenue in 2006 as compared to 2005 resulted primarily from the elimination of costs associated with the publication of Now Playing magazine, which was sold in January 2006, partially offset by additional costs incurred in the publication of Massive Magazine, which premiered in September 2006.

Cost of revenue of our Internet services division, totaling $374 thousand for the nine months ended September 30, 2006, consists primarily of fees paid to third party service providers which provide outsourced services, including verification of registration eligibility, maintenance of the “.travel” directory of consumer-oriented registrant travel data, as well as other services. Fees for some of these services vary based on transaction levels. Fees incurred for outsourced services are generally deferred and amortized to cost of revenue over the term of the related domain name registration.

As previously described in the comparison of the three months ended September 30, 2006 to the three months ended September 30, 2005, during 2006 we placed significant emphasis on the reduction of excess capacity of our VoIP network, which included the renegotiation, non-renewal and/or termination of certain network agreements, as well as network personnel cost reductions. These efforts, as well as steps taken during the latter half of 2005 to reduce network support costs, resulted in the $2.1 million decrease in cost of revenue of our VoIP telephony services business segment as compared to the first nine months of 2005. Network data center and carrier costs decreased $1.2 million, or 39%, and direct costs of employees supporting our Internet telecommunications network declined $485 thousand, or 57%, in comparison to the first nine months of 2005. Additionally, costs related to the purchase of network software declined $341 thousand from the same period of the prior year. The Company discontinued the capitalization of software development costs in its VoIP telephony business as of December 31, 2004 and is charging such costs to operations as they are incurred.

SALES AND MARKETING. Sales and marketing expenses totaled $2.5 million for the nine months ended September 30, 2006 versus $1.7 million for the same period in 2005, an increase of $728 thousand, or 42%. Tralliance, our new Internet services business, incurred $1.8 million of sales and marketing expenses during the first nine months of 2006, consisting primarily of advertising, public relations, personnel, promotional and trade show costs incurred in launching the “.travel” top-level domain registry and the www.search.travel website and search engine. Sales and marketing expenses of the VoIP telephony services business segment decreased $1.1 million, or 82%, from the first nine months of 2005. During the first quarter of 2005, the Company reevaluated its existing VoIP telephony services business plan and began the process of terminating and/or modifying certain of its existing product offerings and marketing programs. During 2006, the Company re-focused its efforts on the further expansion of its “peer-to-peer”, or free service plan, customer base. As a result, the VoIP telephony services business segment has significantly reduced its sales and marketing spending and presently intends to continue to limit its sales and marketing spending during the remainder of 2006. Additionally, in-house personnel which had previously concentrated on marketing our VoIP telephony services products were reassigned to Tralliance during the first quarter of 2006.

PRODUCT DEVELOPMENT. Product development expenses totaled $1.1 million in the first nine months of 2006 as compared to $1.0 million in the first nine months of 2005. An increase of $205 thousand in product development expenses of our VoIP telephony services business segment was partially offset by a $126 thousand decrease in product development expense of our computer games businesses in comparison to the first nine months of 2005.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled $5.6 million in the nine months ended September 30, 2006, a decline of $133 thousand as compared to the $5.7 million reported for the same period of the prior year. General and administrative expenses of our Internet services business, Tralliance, increased $738 thousand as compared to the first nine months of 2005. Tralliance was acquired on May 9, 2005, and the consolidated results of operations for the first nine months of 2005 include the operating results of Tralliance only since its date of acquisition versus the inclusion of a full nine months of expenses during the 2006 period. Personnel costs and travel-related expenses involved in increasing awareness of the “.travel” top-level domain incurred by Tralliance represented approximately 36% and 30% of the total general and administrative costs of the Internet services segment during the first nine months of 2006 and 2005, respectively. Although a decrease of $257 thousand in general and administrative expenses of the VoIP telephony services business segment was reported as compared to the first nine months of 2005, legal expenses of the segment actually rose $728 thousand as compared to the prior year-to-date period. See Note 6, “Litigation,” of the Notes to Condensed Consolidated Financial Statements, for discussion of legal claims involving our VoIP telephony services division. Excluding legal expenses, general and administrative expenses of the VoIP telephony services division decreased approximately $985 thousand, or 51%, as compared to the first nine months of 2005, primarily due to lower information technology consulting costs. General and administrative expenses of the Corporate division declined $370 thousand, or 15%, as compared to the first nine months of 2005, due primarily to lower professional fees. As mentioned in the comparison of the results of operations for the third quarter of 2006 versus the third quarter of the prior year, during the third quarter of 2005, the Company’s Board of Directors authorized the sale of the Company’s SendTec marketing services business. Professional fees incurred in connection with the sale were included in general and administrative expenses of the corporate division until the completion of the sale on October 31, 2005. A decrease of $244 thousand in general and administrative expenses of our games businesses was also reported as compared to the 2005 year-to-date period.

As discussed in Note 5, “Stock Option Plans,” of the Notes to Condensed Consolidated Financial Statements, we adopted Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) effective January 1, 2006 using the modified prospective application method. SFAS No. 123R generally requires all companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to recognize the related cost in its financial statements. As a result, general and administrative expenses of the corporate division for the first nine months of 2006 included approximately $344 thousand of additional stock compensation expense recognized in accordance with the requirements of SFAS No. 123R. Prior to January 1, 2006, we accounted for employee stock options pursuant to Accounting Principles Board Opinion No. 25 and financial results in the accompanying condensed consolidated financial statements for prior periods have not been restated to give effect to the provisions of SFAS No. 123R. At September 30, 2006, there was approximately $656,000 of unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.3 years.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense totaled $886 thousand for the nine months ended September 30, 2006 as compared to $929 thousand for the nine months ended September 30, 2005. The decline in this expense category as compared to the same period of 2005 resulted principally from the $168 thousand decrease in depreciation and amortization expense of the VoIP telephony services business segment, partially offset by an increase of $129 thousand in depreciation and intangible asset amortization expenses incurred by our Internet services business.

OTHER INCOME (EXPENSE), NET. Other income, net, totaled $146 thousand for the first nine months of 2006 and included: $127 thousand of net interest income earned on invested funds; a $130 thousand net gain on the sale of our Now Playing Magazine publication and associated website; and a $130 thousand net loss on the sale of certain VoIP property and equipment. Total other expense, net, of $4.4 million was reported for the first nine months of 2005, which included $4.0 million in non-cash interest expense related to the beneficial conversion features of the $4,000,000 secured demand convertible promissory notes issued by the Company to entities controlled by its Chairman and Chief Executive Officer and $280 thousand in reserves against amounts loaned by the Company to Tralliance prior to its acquisition.

INCOME TAXES. The tax provision of $124 thousand recorded during the first nine months of 2006 principally resulted from additional state income taxes due upon the finalization of the Company’s 2005 consolidated tax returns. No tax benefit was recorded for the loss incurred during the first nine months of 2006 as we recorded a 100% valuation allowance against our otherwise recognizable deferred tax assets due to the uncertainty surrounding the timing or ultimate realization of the benefits of our net operating loss carryforwards in future periods. As of December 31, 2005, the Company had net operating loss carryforwards which may be available for U.S. tax purposes of approximately $147 million. These carryforwards expire through 2025. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Due to various significant changes in our ownership interests, as defined in the Internal Revenue Code of 1986, as amended, we have substantially limited the availability of our net operating loss carryforwards. There can be no assurance that we will be able to utilize any net operating loss carryforwards in the future. During the first nine months of 2005, an income tax benefit of approximately $1.0 million was recognized for continuing operations which served to offset the income tax provision of $1.0 million recorded for discontinued operations.

DISCONTINUED OPERATIONS

Income from discontinued operations, net of income taxes totaled $1.7 million in the first nine months of 2005. As a result of the Company’s October 2005 sale of its SendTec marketing services business, the results of SendTec’s operations have been reported as discontinued operations in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW ITEMS

As of September 30, 2006, we had approximately $6.9 million in cash and cash equivalents as compared to $16.5 million as of December 31, 2005. Cash and cash equivalents are exclusive of the $250 thousand and $1.0 million in restricted cash maintained by the Company in various escrow accounts as of September 30, 2006 and December 31, 2005, respectively. Net cash flows used in operating activities of continuing operations totaled $10.6 million and $9.0 million, for the nine months ended September 30, 2006 and 2005, respectively, or an increase of approximately $1.6 million. The decline in net losses from continuing operations as compared to the first nine months of 2005 was more than offset by unfavorable changes in non-cash adjustments and working capital including: the reduction in non-cash interest expense as compared to the prior year period; the Company’s payment of its 2005 income tax liabilities in the current year period; and an unfavorable accounts payable change as compared to the first nine months of 2005. A total of $1.2 million in net cash flows were provided by the discontinued operations of SendTec during the first nine months of 2005. The business and substantially all of the net assets of SendTec were sold by the Company on October 31, 2005.

Net cash flows of $997 thousand were provided by investing activities of continuing operations during the first nine months of 2006. As a result of the October 2005 sale of the SendTec business, we were required to place $1.0 million of cash in an escrow account to secure our indemnification obligations. On March 31, 2006, pursuant to the related escrow agreement, $750 thousand of the escrow funds were released to the Company. The remaining $32 thousand in escrow funds released during the first nine months of 2006 represented funds which had been held in escrow in connection with sweepstakes promotions conducted by the VoIP telephony services division. In addition, during the first nine months of 2006, we received proceeds of $138 thousand and $130 thousand from the sales of certain VoIP property and equipment and our Now Playing magazine publication and website, respectively. During the first nine months of 2005, we used a total of $459 thousand in investing activities of continuing operations, including $258 thousand of capital expenditures and $280 thousand of loans to Tralliance prior to its acquisition by the Company. A total of $171 thousand in net cash flows were used during the first nine months of 2005 for capital expenditures related to the discontinued operations of SendTec.

Financing activities used net cash flows of $12 thousand during the first nine months of 2006. Net cash flows provided by financing activities during the first nine months of 2005 totaled $3.8 million. We received proceeds from the issuance of $4.0 million in convertible notes and paid $278 thousand of debt outstanding during the first nine months of 2005.

FUTURE AND CRITICAL NEED FOR CAPITAL

As of November 6, 2006, the Company’s total cash and cash equivalents balance was approximately $6.5 million, inclusive of $250 thousand held in escrow to secure the Company’s indemnification obligations related to the sale of the SendTec business. The Company continues to incur substantial consolidated net losses and management believes that the Company will continue to be unprofitable and use cash in its operations for the near-term future.

We presently believe that the Company’s current net cash and cash equivalents balance will provide sufficient liquidity to enable the Company to operate its businesses on a going concern basis through at least the first quarter of 2007. However, in order to ensure the Company's financial viability beyond the first quarter of 2007, we believe that we must raise capital and successfully implement a strategic business plan focused principally on expanding our Tralliance Internet services business segment while continuing to reduce, if not eliminate, the operating losses currently generated by our VoIP telephony and computer games business segments. Our strategic business plan may include the sale, abandonment or disposal of certain businesses or components of businesses, including the sale of certain technologies or other long-lived assets. The amount of capital required to be raised by the Company will be dependent upon the Company’s performance in executing its current and future business plans, as measured principally by the time period needed to begin generating positive internal consolidated cash flow. The Company currently has no access to credit facilities with traditional third party lenders and has historically relied on borrowings from related parties to meet short-term liquidity needs. As of the date of this report, $3.4 million of convertible notes, due on demand, are outstanding to related parties. There can be no assurance that the Company will be able to raise additional capital or obtain short-term financing from any sources, including related parties, in the future. In addition, any financing that could be obtained would likely significantly dilute existing shareholders.

Tralliance, the Company’s Internet services business, began collecting fees related to its “.travel” registry business in October 2005. In August 2006, we introduced our online search portal dedicated to the travel industry, www.search.travel, and launched a national television campaign to promote the new search engine and website. During the third quarter of 2006, we also expanded Tralliance’s domestic and international sales and marketing infrastructure, principally by entering into a number of arrangements with third party consultants and travel-related organizations, and plan to further increase Tralliance’s sales and marketing resources in the future. At this time, our primary objective is to quickly and substantially increase Tralliance’s revenue levels. In this regard, we are focused on accelerating the rate of new “.travel” domain name registrations, both in the U.S. and in international markets, in order to generate current revenue and to also provide a base for future registration renewal revenue. Additionally, we are focused on generating sponsorship and search advertising revenue streams from our newly established www.search.travel search engine and website. Management presently believes that its success in quickly and substantially increasing Tralliance’s revenue levels will be a critical factor in the Company’s ability to continue as a going concern.

In order to offer our VoIP services, we have invested substantial time, capital and other resources on the development of our VoIP network. Our inability to generate any significant telephony revenue and the fixed costs of operating our VoIP network has resulted in the Company incurring substantial losses during the past several years. In an effort to reduce the excess capacity of our VoIP network and to decrease the Company’s net losses, we developed a plan to reconfigure, phase-out and eliminate certain components of our VoIP network. The implementation of this plan, which involved the renegotiation, non-renewal and/or termination of certain network agreements, was completed during the second quarter of 2006 and has reduced minimum amounts payable for network data center and carrier circuit interconnection service expenses during the next twelve months, exclusive of regulatory taxes, fees and charges, to approximately $450 thousand at September 30, 2006 (down from $1.1 million at December 31, 2005). The implementation of this plan, along with other VoIP cost reductions made during 2005 and 2006, has significantly reduced total VoIP operating expenses incurred during the third quarter of 2006 compared to prior periods. Management is also in the process of taking certain other actions that will further reduce total VoIP operating costs in future periods. Additionally, we are currently pursuing the licensing of our VoIP communications technology and are also exploring other methods of generating VoIP revenue through various advertising programs. At the present time, management does not intend to invest significant funds in the further development of its VoIP communication technology and believes that it must quickly implement any and all changes required to bring the operating results of its VoIP telephony services segment to a break-even level.

During 2005, the Company’s computer games business recognized certain incremental losses in connection with attempts to broaden and expand its business beyond games and into other areas of the entertainment industry. In developing its 2006 business plan, the Company decided to abort its diversification efforts and to refocus its strategy back to operating and improving its traditional games-based businesses. In this regard, the computer games division has recently completed the implementation of a number of revenue enhancement and cost-reduction programs geared mainly toward achieving profitability and positioning its computer games businesses for future growth. These initiatives include the introduction of Massive Magazine, a new quarterly magazine publication, and a related website, dedicated to the rapidly growing “massively multiplayer online” game market. The first issue of the magazine was released in September 2006. In order to minimize the expenses associated with the new publication, the Company is utilizing its existing editorial staff to produce content for both its Computer Games Magazine and the new magazine publication.

As more fully discussed in Note 6, “Litigation,” in the Notes to the Condensed Consolidated Financial Statements, the Company is a defendant in various legal matters, including a lawsuit filed by MySpace, Inc. on June 1, 2006. Additionally, the Company is currently a party to certain other claims and disputes arising in the ordinary course of business. Although uncertain at the present time, the legal costs of defending and settling such lawsuits, outstanding claims and disputes could be material and could utilize a significant portion of our cash resources and adversely affect our financial condition. Such litigation may also make it more difficult for us to raise additional capital.

As discussed earlier, we believe that our longer term viability will be determined mainly by our ability to raise additional capital, successfully execute our existing and future business plans and to successfully resolve the legal proceedings, claims and disputes discussed in the paragraph above. There can be no assurance that we will be successful in taking any of the above actions. The aforementioned uncertainties regarding the future direction and financial performance of the Company create substantial doubt that the Company will be able to continue as a going concern beyond the end of the first quarter of 2007.

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

COMPUTER GAMES BUSINESSES

Advertising revenue for the Company's magazine publications is recognized at the on-sale date of the magazines.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the requirements of SFAS No. 157 and have not determined the impact on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying value of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We are currently evaluating the impact of adopting SAB No. 108 but we do not expect that it will have a material effect on our consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Interest rate risk refers to fluctuations in the value of a security resulting from changes in the general level of interest rates. Investments that we classify as cash and cash equivalents have original maturities of three months or less and therefore, are not affected in any material respect by changes in market interest rates. At September 30, 2006, debt outstanding was composed of $3.4 million of fixed rate instruments due on demand with an aggregate average interest rate of 10.00%.

Foreign Currency Risk. We transact business in U.S. dollars. Foreign currency exchange rate fluctuations do not have a material effect on our results of operations.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, and have determined there to be no reportable changes.

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

RISKS RELATING TO OUR BUSINESS GENERALLY

WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN.

We received a report from our independent accountants, relating to our December 31, 2005 audited financial statements, containing a paragraph stating that our recurring losses from operations and our accumulated deficit subject the Company to certain liquidity and profitability considerations. The Company continues to incur substantial consolidated net losses and management believes the Company will continue to be unprofitable and use cash in its operations for the near-term future. Based upon the Company’s present cash resources and cash flow projections, management believes that the Company has sufficient liquidity to operate as a going concern through at least the first quarter of 2007.

As more fully discussed in Note 6, “Litigation,” the Company is a defendant in a number of lawsuits, including a lawsuit filed by MySpace, Inc. on June 1, 2006. Additionally, the Company is currently a party to certain other claims and disputes arising in the ordinary course of business. Although uncertain at the present time, the legal costs of defending and settling such lawsuits, outstanding claims and disputes could be material and could utilize a significant portion of our cash resources and adversely affect our financial condition.

In order to assure the Company's financial viability beyond the first quarter of 2007, we believe we must raise additional capital, successfully implement our existing and future business plans and successfully resolve the legal proceedings, claims and disputes discussed in the paragraph above. Our business plans may include the sale, abandonment or disposal of certain businesses or components of businesses, including the sale of certain technologies or other long-lived assets. There can be no assurance that the Company will be successful in taking any of the above actions. The aforementioned uncertainties regarding the future direction and financial performance of the Company create substantial doubt that the Company will be able to continue as a going concern beyond the first quarter of 2007 (see the “Future and Critical Need for Capital” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details).

WE HAVE A HISTORY OF OPERATING LOSSES AND EXPECT TO CONTINUE TO INCUR LOSSES.

Since our inception, we have incurred net losses each year and we expect that we will continue to incur net losses for the foreseeable future. We had losses from continuing operations, net of applicable income tax benefits, of approximately $13.3 million, $24.9 million and $11.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. We incurred a net loss from continuing operations of approximately $11.3 million for the nine months ended September 30, 2006.   The principal causes of our losses are likely to continue to be:

●	costs resulting from the operation of our businesses;

●	costs relating to entering new business lines;

●	failure to generate sufficient revenue; and

●	selling, general and administrative expenses.

Although we have restructured our businesses, we still expect to continue to incur losses as we attempt to improve the performance and operating results of our Internet services, VoIP telephony services and computer games businesses and while we explore a number of strategic alternatives for our businesses, including continuing to operate the businesses; selling, abandoning and/or otherwise disposing of certain businesses or assets. At the present time, none of our business lines operate at a profit.

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

During our recent past, we have entered into a number of new business lines through acquisitions. We may also enter into new or different lines of business, as determined by management and our Board of Directors. Our acquisitions, as well as any future acquisitions or joint ventures could result, and in some instances have resulted in numerous risks and uncertainties, including:

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

OUR NET OPERATING LOSS CARRYFORWARDS MAY BE SUBSTANTIALLY LIMITED.

As of December 31, 2005, we had net operating loss carryforwards which may be potentially available for U.S. tax purposes of approximately $147 million. These carryforwards expire through 2025. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Due to various significant changes in our ownership interests, as defined in the Internal Revenue Code of 1986, as amended, we have substantially limited the availability of our net operating loss carryforwards. There can be no assurance that we will be able to utilize any net operating loss carryforwards in the future.

WE DEPEND ON THE CONTINUED GROWTH IN THE USE AND COMMERCIAL VIABILITY OF THE INTERNET.

Our Internet services, VoIP telephony services and computer games businesses are substantially dependent upon the continued growth in the general use of the Internet. Internet and electronic commerce growth may be inhibited for a number of reasons, including:

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

There are an increasing number of federal, state, local and foreign laws and regulations pertaining to the Internet and telecommunications. In addition, a number of federal, state, local and foreign legislative and regulatory proposals are under consideration. Laws and regulations have been and will likely continue to be adopted with respect to the Internet relating to, among other things, fees and taxation of VoIP telephony services, liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, public safety issues like enhanced 911 emergency service ("E911"), the Communications Assistance for Law Enforcement Act of 1994, the provision of online payment services, broadband residential Internet access and the characteristics and quality of products and services.

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

Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. However, we may not have sufficient funds or personnel to adequately litigate or otherwise protect our rights. Furthermore, we cannot assure you that our business activities and product offerings will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us, including claims related to providing hyperlinks to websites operated by third parties, sending unsolicited email messages or providing advertising on a keyword basis that links a specific search term entered by a user to the appearance of a particular advertisement. Moreover, from time to time, third parties have asserted and may in the future assert claims of alleged infringement by us of their intellectual property rights. In June 2006, MySpace, Inc., (“MySpace”), filed a lawsuit alleging, among other things, that we sent unsolicited and unauthorized email messages to MySpace members and that our alleged activities were in violation of various federal and state laws and regulations and that we infringed upon MySpace’s trademarks. See Note 6, “Litigation,” in the Notes to the Condensed Consolidated Financial Statements for further details regarding the lawsuit.   Any litigation claims or counterclaims could impair our business because they could:

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

OUR QUARTERLY OPERATING RESULTS FLUCTUATE.

Due to our significant change in operations, including the entry into new lines of business and disposition of other lines of business, our historical quarterly operating results are not necessarily reflective of future results. The factors that will cause our quarterly operating results to fluctuate in the future include:

●	the outcome and costs related to defending and settling outstanding litigation, claims and disputes;

●	acquisitions of new businesses or sales of our businesses or assets;

●	changes in the number of sales or technical employees;

●	the level of traffic on our websites;

●	the overall demand for Internet travel services, Internet communications services, print and Internet advertising and electronic commerce;

●
the addition or loss of advertising clients of our computer games businesses, subscribers to our magazines, “.travel” domain name registrants, VoIP customers and electronic commerce partners on our websites;

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

We have a limited operating history for you to use in evaluating our prospects and us, particularly as it pertains to our Internet and VoIP services businesses. Our prospects should be considered in light of the risks encountered by companies operating in new and rapidly evolving markets like ours. We may not successfully address these risks. For example, we may not be able to:

●	maintain or increase levels of user traffic on our e-commerce websites;

●	generate and maintain adequate levels of “.travel” domain name registrations;

●	generate and maintain adequate www.search.travel advertising revenue;

●	monetize our VoIP communications technology;

●	maintain or increase magazine advertising and subscription revenue;

●	adapt to meet changes in our markets and competitive developments; and

●	identify, attract, retain and motivate qualified personnel.

OUR MANAGEMENT TEAM IS INEXPERIENCED IN THE MANAGEMENT OF A LARGE OPERATING COMPANY.

Only our Chairman has had experience managing a large operating company. Accordingly, we cannot assure you that:

●	our key employees will be able to work together effectively as a team;

●	we will be able to retain the remaining members of our management team;

●	we will be able to hire, train and manage our employee base;

●	our systems, procedures or controls will be adequate to support our operations; and

●	our management will be able to achieve the rapid execution necessary to fully exploit the market opportunity for our products and services.

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

We entered into a number of agreements (generally for initial terms of one year, with the terms of several agreements extending beyond one year) for leased communications transmission capacity and data center facilities with various carriers and other third parties. In the second quarter of 2006, we completed the implementation of a plan to reconfigure, phase-out and eliminate certain components of our VoIP network. Although the implementation of this plan, which involved the renegotiation, non-renewal and/or termination of certain network agreements, has significantly reduced the ongoing costs of operating our VoIP network, the minimum amounts payable under these agreements and the underlying current capacity of our VoIP network still exceeds our current VoIP telephony business revenue forecasts. If we are not able to generate sufficient levels of VoIP telephony revenue, or alternatively further reduce our VoIP network and operating costs in future periods, our liquidity and financial condition could be materially and adversely impacted. (See the “Liquidity and Capital Resources” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details).

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

Interconnected VoIP service is currently subject to certain FCC regulations for which VoIP services which are not “interconnected” are not subject. "Interconnected VoIP Service" is defined as a VoIP service that: (1) enables real-time, two-way voice communications; (2) requires a broadband connection from the user’s location; (3) requires Internet protocol-compatible customer premises equipment; and (4) generally permits users to receive calls that originate on the public switched telephone network and to terminate calls to the public switched telephone network (“PSTN”). During the second quarter of 2006, we discontinued offering service to all of our Interconnected VoIP Service subscribers in anticipation of the release of a new VoIP product offering resulting from our most recent development efforts. The new VoIP product offering will include certain features and functionality, including “peer-to-peer” calling, available to all subscribers at no charge. The new service will allow outbound dialing to the PSTN only, for which subscribers will be charged and, therefore, does not constitute an "Interconnected VoIP Service." Accordingly, it is not subject to the E911 Order, the Communications Assistance for Law Enforcement Act of 1994 (“CALEA”) Order, or the Universal Service Fund (“USF”) Order. However, we cannot predict whether in the future the FCC or any state or other regulatory agencies will expand the scope of their regulations, or implement new ones, so as to include VoIP services other than Interconnected VoIP Service within the scope of such regulations. If it is necessary to suspend our VoIP services for a material period of time while formulating a technological solution to comply with new regulatory requirements, such action could materially adversely affect our overall financial condition and/or results of operations.

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

THE INTERNET TELEPHONY BUSINESS IS HIGHLY COMPETITIVE AND ALSO COMPETES WITH TRADITIONAL AND CELLULAR TELEPHONY PROVIDERS.

The long distance telephony market and the Internet telephony market are highly competitive. There are several large and numerous small competitors and we expect to face continuing competition based on price and/or service offerings from existing competitors and new market entrants in the future. The principal competitive factors in our market include price, quality of service, breadth of geographic presence, customer service, reliability, network size and capacity, and the availability of enhanced communications services. Our competitors include major and emerging telecommunications carriers in the U.S. and abroad. Financial difficulties in the past several years of many telecommunications providers are rapidly altering the number, identity and competitiveness of the marketplace. Many of the competitors for our VoIP service offerings have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we have. As a result, certain of these competitors may be able to adopt more aggressive pricing policies which could hinder our ability to market our voice services.

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

PRICING PRESSURES AND INCREASING USE OF VOIP TECHNOLOGY MAY LESSEN OUR COMPETITIVE PRICING ADVANTAGE.

One of the main competitive advantages of our VoIP service offerings is the ability to provide discounted local and long distance telephony services by taking advantage of cost savings achieved by carrying voice traffic employing VoIP technology, as compared to carrying calls over traditional networks. In recent years, the price of telephone service has fallen. The price of telephone service may continue to fall for various reasons, including the adoption of VoIP technology by other communications carriers. Many carriers have adopted pricing plans such that the rates that they charge are not always substantially higher than the rates that VoIP providers charge for similar service. In addition, other providers of long distance services are offering unlimited or nearly unlimited use of some of their services for increasingly lower monthly rates.

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

ONLINE CREDIT CARD FRAUD CAN HARM OUR BUSINESS.

The sale of our products and services over the Internet exposes us to credit card fraud risks. Many of our products and services can be ordered or established (in the case of new accounts) over the Internet using a major credit card for payment. As is prevalent in retail telecommunications and Internet services industries, we are exposed to the risk that some of these credit card accounts are stolen or otherwise fraudulently obtained. In general, we are not able to recover fraudulent credit card charges from such accounts. In addition to the loss of revenue from such fraudulent credit card use, we also remain liable to third parties whose products or services are engaged by us (such as termination fees due telecommunications providers) in connection with the services which we provide. In addition, depending upon the level of credit card fraud we experience, we may become ineligible to accept the credit cards of certain issuers. We are currently authorized to accept Discover, together with Visa and MasterCard (which are both covered by a single merchant agreement with us). Visa/MasterCard constitutes the primary credit card used by our customers. The loss of eligibility for acceptance of Visa/MasterCard could significantly and adversely affect our business. During 2004, we updated our fraud controls and will attempt to manage fraud risks through our internal controls and our monitoring and blocking systems. If those efforts are not successful, fraud could cause our revenue to decline significantly and our business, financial condition and results of operations to be materially and adversely affected.

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

As of November 6, 2006, we had issued and outstanding approximately 174.8 million shares, of which approximately 84.2 million shares were freely tradable over the public markets. There is limited trading volume in our shares and we are now traded only in the over-the-counter market. Most of our outstanding restricted shares of Common Stock were issued more than one year ago and are therefore eligible to be resold over the public markets pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended.

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

In addition, as of September 30, 2006, there were outstanding options to purchase approximately 20.0 million shares of our Common Stock, which become eligible for sale in the public market from time to time depending on vesting and the expiration of lock-up agreements. The shares issuable upon exercise of these options are registered under the Securities Act and consequently, subject to certain volume restrictions as to shares issuable to executive officers, will be freely tradable.

Also as of November 6, 2006, we had issued and outstanding warrants to acquire approximately 6.9 million shares of our Common Stock. Many of the outstanding instruments representing the warrants contain anti-dilution provisions pursuant to which the exercise prices and number of shares issuable upon exercise may be adjusted.

OUR CHAIRMAN MAY CONTROL US.

Michael S. Egan, our Chairman and Chief Executive Officer, beneficially owns or controls, directly or indirectly, approximately 140 million shares of our Common Stock as of November 6, 2006, which in the aggregate represents approximately 56% of the outstanding shares of our Common Stock (treating as outstanding for this purpose the shares of Common Stock issuable upon exercise and/or conversion of the options, convertible promissory notes and warrants owned by Mr. Egan or his affiliates). Accordingly, Mr. Egan will be able to exercise significant influence over, if not control, any stockholder vote.

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

theglobe.com, inc.

Dated : November 10, 2006	By:	/s/ Michael S. Egan
Michael S. Egan Chief Executive Officer (Principal Executive Officer)

By:	/s/ Edward A. Cespedes
Edward A. Cespedes President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.