Form 10-K
period 2006-12-31
THEGLOBE COM INC
filed 2007-03-30
CIK 1066684

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006

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
☐ Yes ☒ No

Aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of the close of business on March 19, 2007: $4,227,395.*

*Includes voting stock held by third parties, which may be deemed to be beneficially owned by affiliates, but for which such affiliates have disclaimed beneficial ownership.

The number of shares outstanding of the Registrant's Common Stock, $.001 par value (the "Common Stock") as of March 19, 2007 was 172,484,838.

theglobe.com, inc.

FORM 10-K

i

FORWARD LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology, such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "intend," "potential" or "continue" or the negative of such terms or other comparable terminology, although not all forward-looking statements contain such terms. In addition, these forward-looking statements include, but are not limited to, statements regarding:

•	implementing our business plans;

•	marketing and commercialization of our products and services;

•	plans for future products and services and for enhancements of existing products and services;

•	our ability to implement cost-reduction programs;

•	potential governmental regulation and taxation;

•	the outcome of pending litigation;

•	our intellectual property;

•	our estimates of future revenue and profitability;

•	our estimates or expectations of continued losses;

•	our expectations regarding future expenses, including cost of revenue, product development, sales and marketing, and general and administrative expenses;

•	difficulty or inability to raise additional financing, if needed, on terms acceptable to us;

•	our estimates regarding our capital requirements and our needs for additional financing;

•	attracting and retaining customers and employees;

•	rapid technological changes in our industry and relevant markets;

•	sources of revenue and anticipated revenue;

•	plans to shutdown certain businesses;

•	our ability to sell and/or recover certain business assets;

•	competition in our market; and

•	our ability to continue to operate as a going concern.

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

PART I

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

During 2006 theglobe.com, inc. (the "Company" or "theglobe") managed three primary lines of business, as follows:

•
Computer games businesses — Our print publication business comprised of Computer Games magazine and MMOGames magazine (renamed from Massive Magazine in the first quarter of 2007); our online website business, comprised of the CGOnline website (www.cgonline.com), the MMOGames magazine website (www.mmogamesmag.com) and the Game Swap Zone website (www.gameswapzone.com); and our e-commerce games distribution company, Chips & Bits, Inc. (www.chipsbits.com). Our Now Playing magazine publication and the accompanying website were sold in January 2006 for approximately $130 thousand in cash;

•
Voice over Internet Protocol (“VoIP”) telephony services business — Consisting of tglo.com, inc. (formerly known as voiceglo Holdings, Inc.). The term “VoIP” refers to a category of hardware and software that enables people to use the Internet to make phone calls; and

•	Internet services business — Consisting of Tralliance Corporation (“Tralliance”) which is the registry for the “.travel” top-level Internet domain.

In March 2007, management made the decision to shutdown the operations of both its computer games and VoIP telephony services lines of business and to focus 100% of its resources and efforts to further develop its Internet services business. See Note 19, “Subsequent Events,” of the Notes to Consolidated Financial Statements and the "Liquidity and Capital Resources" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations included within this Form 10-K for a more complete discussion.

On October 31, 2005, the Company completed the sale of all of the business and substantially all of the net assets of SendTec, Inc. (“SendTec”), our direct response marketing services and technology company, for approximately $39.9 million in cash. Results of operations for SendTec have been reported separately as “Discontinued Operations” in the accompanying consolidated statement of operations for the years ended December 31, 2005 and 2004.

During 2006, 2005 and 2004, the Company's computer games business segment provided approximately 59%, 81% and 89%, respectively, of our consolidated net revenue from continuing operations. Tralliance which comprises our Internet services business segment contributed approximately 40% of our consolidated net revenue during 2006, up from approximately 8% in the prior year as Tralliance did not begin generating revenue until the fourth quarter of 2005. Our VoIP products and services have not produced any significant revenue. All revenue derived from the business segments which comprised our operations during 2006 was considered to be attributable to the United States because it was impracticable to determine the country of origin.

HISTORICAL OVERVIEW

theglobe was incorporated on May 1, 1995 (inception) and commenced operations on that date. Originally, theglobe.com was an online community with registered members and users in the United States and abroad. That product gave users the freedom to personalize their online experiences by publishing their own content and by interacting with others having similar interests. However, due to the deterioration of the online advertising market, the Company was forced to restructure and ceased the operations of its online community on August 15, 2001. The Company then sold most of its remaining online and offline properties. The Company continued to operate its Computer Games print magazine and the associated CGOnline website, as well as the e-commerce games distribution business of Chips & Bits. On June 1, 2002, Chairman Michael S. Egan and Director Edward A. Cespedes became Chief Executive Officer and President of the Company, respectively.

On November 14, 2002, the Company acquired certain Voice over Internet Protocol ("VoIP") assets. In exchange for the assets, the Company issued warrants to acquire 1,750,000 shares of its Common Stock and an additional 425,000 warrants as part of an earn-out structure upon the attainment of certain performance targets. The earn-out performance targets were not achieved and the 425,000 earn-out warrants expired on December 31, 2003.

On February 25, 2003, theglobe entered into a Loan and Purchase Option Agreement, as amended, with Tralliance, an Internet related business venture, pursuant to which it agreed to fund, in the form of a loan, at the discretion of the Company, Tralliance's operating expenses and obtained the option to acquire all of the outstanding capital stock of Tralliance in exchange for, when and if exercised, $40,000 in cash and the issuance of an aggregate of 2,000,000 unregistered restricted shares of theglobe’s Common Stock. On May 5, 2005, Tralliance and the Internet Corporation for Assigned Names and Numbers ("ICANN") entered into an agreement designating Tralliance as the registry for the ".travel" top-level domain. On May 9, 2005, the Company exercised its option to acquire all of the outstanding capital stock of Tralliance. The purchase price consisted of the issuance of 2,000,000 shares of theglobe’s Common Stock, warrants to acquire 475,000 shares of theglobe’s Common Stock and $40,000 in cash. The warrants are exercisable for a period of five years at an exercise price of $0.11 per share. The Common Stock issued as a result of the acquisition of Tralliance is entitled to certain "piggy-back" registration rights.

On May 28, 2003, the Company acquired Direct Partner Telecom, Inc. ("DPT"), a company engaged in VoIP telephony services in exchange for 1,375,000 shares of the Company’s Common Stock and the issuance of warrants to acquire 500,000 shares of the Company’s Common Stock. DPT was a specialized international communications carrier providing VoIP communications services to emerging countries. The DPT network had provided "next generation" packet-based telephony and value added data services to carriers and businesses in the United States and internationally. The Company acquired all of the physical assets and intellectual property of DPT and originally planned to continue to operate the company as a subsidiary and engage in the provision of VoIP services to other telephony businesses on a wholesale transactional basis. In the first quarter of 2004, the Company decided to suspend DPT’s wholesale business and dedicate the DPT physical and intellectual assets to its retail VoIP business. As a result, the Company wrote-off the goodwill associated with the purchase of DPT as of December 31, 2003, and has since employed DPT’s physical assets in the build out of its VoIP network.

On September 1, 2004, the Company closed upon an Agreement and Plan of Merger dated August 31, 2004, pursuant to which the Company acquired all of the issued and outstanding shares of capital stock of SendTec, Inc., (“SendTec”), a direct response marketing services and technology company. Pursuant to the terms of the Merger, in consideration for the acquisition of SendTec, theglobe paid consideration consisting of: (i) $6,000,000 in cash, excluding transaction costs, (ii) the issuance of an aggregate of 17,500,024 shares of theglobe’s Common Stock, (iii) the issuance of an aggregate of 175,000 shares of Series H Automatically Converting Preferred Stock (which was converted into 17,500,500 shares of theglobe’s Common Stock on December 1, 2004, the effective date of the amendment to the Company's certificate of incorporation increasing its authorized shares of Common Stock from 200,000,000 shares to 500,000,000 shares), and (iv) the issuance of a subordinated promissory note in the amount of $1 million. The Company also issued an aggregate of 3,974,165 replacement options to acquire theglobe’s Common Stock for each of the issued and outstanding options to acquire SendTec shares held by the former employees of SendTec.

On August 10, 2005, the Company entered into an Asset Purchase Agreement with RelationServe Media, Inc. ("RelationServe") whereby the Company agreed to sell all of the business and substantially all of the net assets of the SendTec marketing services subsidiary to RelationServe for $37.5 million in cash, subject to certain net working capital adjustments. On August 23, 2005, the Company entered into Amendment No. 1 to the Asset Purchase Agreement with RelationServe (the “1st Amendment” and together with the original Asset Purchase Agreement, the “Purchase Agreement”). On October 31, 2005, the Company completed the asset sale. Including preliminary adjustments to the purchase price related to estimated excess working capital of SendTec as of the date of sale, the Company received an aggregate of approximately $39.9 million in cash pursuant to the Purchase Agreement.

Additionally, as contemplated by the Purchase Agreement, immediately following the asset sale, the Company completed the redemption of approximately 28.9 million shares of theglobe’s Common Stock owned by six members of the former management of SendTec for approximately $11.6 million in cash pursuant to a Redemption Agreement dated August 23, 2005. Pursuant to a separate Termination Agreement, the Company also terminated and canceled approximately 1.3 million stock options and the contingent interest in approximately 2.1 million earn-out warrants held by the six members of the former management in exchange for approximately $400 thousand in cash. The Company also terminated stock options of certain other non-management employees of SendTec and entered into bonus arrangements with a number of other non-management SendTec employees for amounts totaling approximately $600 thousand.

OUR LINES OF BUSINESS

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

In launching the “.travel” top-level domain registry, Tralliance adopted a phased approach consisting of three distinct stages. During the third quarter of 2005, Tralliance implemented phase one, which consisted of a pre-authentication of a limited group of potential registrants. During the fourth quarter of 2005, Tralliance implemented phase two, which involved the registration of the limited group of registrants who had been pre-authenticated. It was during this limited registration phase that Tralliance initially began collecting registration fees from its “.travel” registrars. Finally, in January 2006, Tralliance commenced the final phase of its launch, which culminated in live “.travel” registry operations. As of March 20, 2007 the total number of “.travel” domain names registered approximated 26,400.

On August 15, 2006, the Company introduced its online search engine dedicated to the travel industry, www.search.travel. The search engine was developed by Tralliance to benefit both consumers at large and “.travel” domain name registrants, as the search engine delivers qualified search results from the entire World Wide Web, giving priority to destinations and businesses that are authenticated “.travel” registrants. During August 2006, the Company launched a national television campaign to promote the new search engine and website. The Company has begun marketing the www.search.travel website to potential advertisers interested in targeting the travel consumer and plans to seek additional net revenue through the sale of advertising sponsorships. As of March 19, 2007, advertising net revenue attributable to the www.search.travel website has not been significant.

OUR COMPUTER GAMES BUSINESS

In February 2000, the Company entered the computer games business by acquiring Computer Games Magazine, a print publication for personal computer (“PC”) gamers; CGOnline, the online counterpart to Computer Games magazine; and Chips & Bits, an e-commerce games distribution business.

Historically, content of Computer Games Magazine and CGOnline focused primarily on the PC games market niche, which has experienced declining sales during recent years. Additionally, the overall games distribution marketplace has become increasingly competitive during recent years due to the increased selection and number of video games offered by mass merchants, regional chains, video game and PC software specialty stores, toy retail chains, consumer electronic stores and online retailers. Due in large part to the above factors, the total net revenue derived from the Company’s computer games business decreased significantly during the past several years (from $7.2 million in 2002 to $2.0 million in 2006).

During 2004, the Company developed and began to implement plans to expand its business beyond games and into other areas of the entertainment industry. In Spring 2004, a new magazine, Now Playing began to be delivered within Computer Games Magazine and in March 2005, Now Playing began to be distributed as a separate publication. Now Playing covered movies, DVD’s, television, music, games, comics and anime, and was designed to fulfill the wider pop culture interests of readers and to attract a more diverse group of advertisers: autos, television, telecommunications and film to name a few. During 2005, the Now Playing online website (www.nowplaying.com), the online counterpart for Now Playing magazine, was implemented and costs were also incurred to develop a new corporate website (www.theglobe.com), also targeted at the broader entertainment marketplace.

In August 2005, based upon a re-evaluation of the capital requirements and risks/rewards related to completing the transition to a broader-based entertainment business, the Company decided to abort its diversification efforts and refocus its strategy back to operating and improving its traditional games-based businesses. During the remainder of 2005, the Company implemented a number of revenue enhancement programs, including establishing a used game auction website (www.gameswapzone.com), introducing a digital version of its Computer Games Magazine, and entering into several marketing partnership affiliate programs. Additionally, during the latter part of 2005, the Company completed the implementation of a number of cost-reduction programs related to facility consolidations, headcount reductions, and decreases in magazine publishing and sales costs. In January 2006, the Company completed the sale of all assets related to Now Playing Magazine and the Now Playing Online website for approximately $130,000.

The premiere issue of a new quarterly print publication, Massive Magazine (renamed MMOGames Magazine in 2007), was released in September 2006. The new magazine was dedicated solely to “massively multiplayer online” games (“MMO” games) and included features on the culture of MMO games, focusing on players, guilds and communities. The editorial staff of Computer Games Magazine produced the content for the new magazine. The new magazine was also accompanied by a complementary website ( www.mmogamesmag.com).

In March 2007, management and the Board of Directors of the Company made the decision to cease all activities related to its Computer Games businesses, including discontinuing the operations of its magazine publications, games distribution business and related websites. The Company’s decision to shutdown its Computer Games businesses was based primarily on the historical losses sustained by these businesses during the recent past and management’s expectations of continued future losses. The Company is currently in the process of implementing a business shutdown plan, which includes the termination of employee and vendor relationships and the collection and payment of outstanding accounts receivables and payables. We are also attempting to sell certain of the businesses’ component assets; however, we do not expect the proceeds from such sales to be significant. (See Note 19, “Subsequent Events,” in the Notes to Consolidated Financial Statements).

Our games businesses derived substantially all of their revenue from sales of magazines via subscriptions and newsstands, sale of advertising, primarily in our magazines but to a lesser extent on our websites, and to the sales of video and computer games products. Curtis Circulation Company, which handled the newsstand distribution of our games businesses magazine publications, accounted for approximately 12% of the total net revenue of our games business segment during 2006. During each of the years ended December 31, 2005 and 2004, no single customer accounted for more than 10% of the total net revenue of our computer games business segment.

OUR VOIP TELEPHONY BUSINESS

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

During the third quarter of 2003, the Company launched its first suite of consumer and business level VoIP services. The Company launched its browser-based VoIP product during the first quarter of 2004. These services allowed customers to communicate using VoIP technology for dramatically reduced pricing compared to traditional telephony networks. The services also offered traditional telephony features such as voicemail, caller ID, call forwarding, and call waiting for no additional cost to the customer, as well as incremental services that were not then supported by the public switched telephone network ("PSTN") like the ability to use numbers remotely and voicemail to email services. In the fourth quarter of 2004, the Company announced an "instant messenger" or "IM" related application which enabled users to chat via voice or text across multiple platforms using their preferred instant messenger service. During the second quarter of 2005, the Company released a number of new VoIP products and features which allowed users to communicate via mobile phones, traditional land line phones and/or computers. From the initial launch of its VoIP services in 2003 through 2005, the Company continued to expand its VoIP network, which was comprised of switching hardware and software, servers, billing and inventory systems, and telecommunication carrier contractual relationships. Throughout this period, the capacity of our VoIP network greatly exceeded usage.

The Company’s retail VoIP service plans had included both “peer-to-peer” plans, for which subscribers were able to place calls free of charge over the Internet to other subscribers’ Internet connections, and “paid” plans which involved interconnection with the PSTN and for which subscribers were charged certain fixed and/or variable service charges.

During 2003 through 2005, the Company attempted to market and distribute its VoIP retail products through various direct and indirect sales channels including Internet advertising, structured customer referral programs, network marketing, television infomercials and partnerships with third party national retailers. None of the marketing and sales programs implemented during these years were successful in generating a significant number of “paid” plan customers or revenue. The Company’s marketing efforts during this period of time achieved only limited success in developing a “peer-to-peer” subscriber base of free service plan users.

During 2006, the Company re-focused its efforts on VoIP product development. During the first quarter of 2006, the Company developed a plan to reconfigure, phase out and eliminate certain components of its existing VoIP network. During the second quarter of 2006, the Company discontinued offering service to its small existing “paid” plan customer base and completed the implementation of its plan to significantly reduce the excess capacity and operating costs of its VoIP network. During November 2006, the Company entered into a license agreement with Speecho, LLC, which granted a license to use the Company’s chat, VoIP and video communications technology for a monthly license fee of $10,000 per month with an initial term of ten years. The Company’s Chairman, the Company’s President and the Company’s Vice President of Finance, as well as certain other current and former employees of the Company, are members of a company that owns 50% of the membership interests in Speecho, LLC.

In March 2007, management and the Board of Directors of the Company decided to discontinue the operating, research and development activities of its VoIP telephony services business and terminate all of the remaining employees of the business. At this time, the Company intends to only incur those costs required to maintain the service obligations of the license agreement with Speecho, LLC. The Company has no plans to actively market the further licensing of its chat, VoIP and video communications technology. The Company’s decision to discontinue the operations of its VoIP telephony services business was based primarily on the historical losses sustained by the business during the past several years, management’s expectations of continued losses for the foreseeable future and estimates of the amount of capital required to attempt to successfully monetize its business. (See Note 19, “Subsequent Events,” in the Notes to the Consolidated Financial Statements).

COMPETITION

Internet Services Business

We face competition from a number of businesses and organizations that have longer operating histories, greater name recognition and more advanced and complete technical systems. Additionally, many of our competitors are larger enterprises that have greater financial, technical and marketing resources than we have.

While we do not face direct competition for the registry of “.travel” domain names because of the exclusive nature of our ICANN contract, we compete with other companies that maintain the registries for different domain names, including Verisign, Inc., which manages the “.com” and “.net” registries; Afilias Limited, which manages the “.info” registry; and a number of country-specific domain name registries (such as “.uk” for domain names in the United Kingdom).

Our www.search.travel search engine competes for advertising dollars with large Internet portal and search engine sites, such as Google, America Online, MSN and Yahoo!, that offer listings or other advertising opportunities for travel companies. These companies have significantly greater financial, technical, marketing and other resources and larger client bases. In addition, we also compete with traditional media companies, such as newspaper and magazine publishers, that provide online advertising opportunities on their websites.

In developing and distributing future products and services for the Internet-based services markets and in seeking the renewal of our existing contract or obtaining new ICANN contracts, we expect to face intense competition from multiple competitors.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

We regard substantial elements of our websites and underlying technology as proprietary. In addition, we have developed in our VoIP business certain technologies which we believe are proprietary. We attempt to protect these assets by relying on intellectual property laws. We also generally enter into confidentiality agreements with our employees and consultants and in connection with our license agreements with third parties. We also seek to control access to and distribution of our technology, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar technology independently. We pursue the registration of our trademarks in the United States and internationally. We have been awarded a patent for our VoIP technology related to the origination and termination of telephone calls between subscriber terminals connected to a public packet network.

Effective trademark, service mark, copyright, patent and trade secret protection may not be available in every country in which our services are made available through the Internet. Policing unauthorized use of our proprietary information is difficult. Existing or future trademarks or service marks applied for or registered by other parties and which are similar to ours may prevent us from expanding the use of our trademarks and service marks into other areas. Enforcing our patent rights could result in costly litigation. Our patent applications could be rejected or any patents granted could be invalidated in litigation. Additionally, our competitors or others could be awarded patents on technologies and business processes that could require us to significantly alter our technology, change our business processes or pay substantial license and royalty fees. In the fourth quarter of 2005, we were sued by Sprint Communications Company, L.P. (“Sprint”) for alleged unauthorized use of “inventions” described and claimed in seven patents held by Sprint. In August 2006, we entered into a settlement agreement with Sprint which resolved the pending patent infringement lawsuit. As part of the settlement, we agreed to enter into a non-exclusive license under certain of Sprint’s patents. (See “Risk Factors-We Rely on Intellectual Property and Proprietary Rights.”).

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

In General

We are subject to laws and regulations that are applicable to various Internet activities. There are an increasing number of federal, state, local and foreign laws and regulations pertaining to the Internet. In addition, a number of federal, state, local and foreign legislative and regulatory proposals are under consideration. Laws and regulations have been and will likely continue to be adopted with respect to the Internet relating to, among other things, liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy, data protection, pricing, content, copyrights, distribution, email solicitation, “spam”, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access, and the characteristics and quality of products and services. On June 1, 2006, we were sued by MySpace, Inc. (“MySpace”) for alleged violations of the CAN-SPAM Act, the Lanham Act and the California Business & Professions Code § 17529.5 (the “California Act”), as well as trademark infringement, false advertising, breach of contract, breach of the covenant of good faith and fair dealing, and unfair competition. On February 28, 2007, the United States District Court for the Central District of California entered an order granting in part MySpace’s motion for summary judgment, finding that we were liable for violation of the CAN-SPAM Act and the California Business & Professions Code, and for breach of contract. On March 15, 2007, the Company entered into a Settlement Agreement with MySpace whereby, among other things, the Company agreed to pay MySpace approximately $2.6 million on or before April 5, 2007 in exchange for a mutual release of all claims against one another, including any claims against the Company’s directors and officers. (See “Risk Factors-We Rely on Intellectual Property and Proprietary Rights.” and “Item 3. Legal Proceedings”).

Changes in tax laws relating to electronic commerce could materially affect our business, prospects and financial condition. One or more states or foreign countries may seek to impose sales or other tax collection obligations on out-of-jurisdiction companies that engage in electronic commerce. A successful assertion by one or more states or foreign countries that we should collect sales or other taxes on services could result in substantial tax liabilities for past sales, decrease our ability to compete with other entities involved in the industries in which we participate, and otherwise harm our business.

Currently, decisions of the U.S. Supreme Court restrict the imposition of obligations to collect state and local sales and use taxes with respect to electronic commerce. However, a number of states, as well as the U.S. Congress, have been considering various initiatives that could limit or supersede the Supreme Court's position regarding sales and use taxes on electronic commerce. If any of these initiatives addressed the Supreme Court's constitutional concerns and resulted in a reversal of its current position, we could be required to collect sales and use taxes. The imposition by state and local governments of various taxes upon electronic commerce could create administrative burdens for us and could adversely affect our business operations, and ultimately our financial condition, operating results and future prospects.

Regardless of the type of state tax imposed, the threshold issue involving state taxation of any transaction is always whether sufficient nexus, or contact, exists between the taxing entity and the taxpayer or the transaction to which the tax is being applied. The concept of nexus is constantly changing and no bright line exists that would sufficiently alert a business as to whether it is subject to tax in a specific jurisdiction. All states which have attempted to tax Internet access or online services have done so by asserting that the sale of such information services, data processing services or other type of transaction is subject to tax in that particular state.

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

International Regulation of Internet Services

Internationally, the European Union has enacted several directives relating to the Internet. The European Union has, for example, adopted a directive that imposes restrictions on the collection and use of personal data. Under the directive, citizens of the European Union are guaranteed rights to access their data, rights to know where the data originated, rights to have inaccurate data rectified, rights to recourse in the event of unlawful processing and rights to withhold permission to use their data for direct marketing. The directive could, among other things, affect U.S. companies that collect or transmit information over the Internet from individuals in European Union member states, and will impose restrictions that are more stringent than current Internet privacy standards in the U.S. In particular, companies with offices located in European Union countries will not be allowed to send personal information to countries that do not maintain adequate standards of privacy. Compliance with these laws is both necessary and difficult. Failure to comply could subject us to lawsuits, fines, criminal penalties, statutory damages, adverse publicity, and other losses that could harm our business. Changes to existing laws or the passage of new laws intended to address these privacy and data protection and retention issues could directly affect the way we do business or could create uncertainty on the Internet. This could reduce demand for our services, increase the cost of doing business as a result of litigation costs or increased service or delivery costs, or otherwise harm our business.

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

EMPLOYEES

As of March 19, 2007, we had approximately 37 active full-time employees. Our future success depends, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel. Competition for these persons is intense. From time to time, we also employ independent contractors to support our network operations, research and development, marketing, sales and support and administrative organizations. Our employees are not represented by any collective bargaining unit and we have never experienced a work stoppage. We believe that our relations with our employees are good.

ITEM 1A. RISK FACTORS

In addition to the other information in this report, the following factors should be carefully considered in evaluating our business and prospects.

RISKS RELATING TO OUR BUSINESS GENERALLY

WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN.

We have received a report from our independent accountants, relating to our December 31, 2006 audited financial statements containing an explanatory paragraph stating that our recurring losses from operations and our accumulated deficit raise substantial doubt about our ability to continue as a going concern. For the reasons described below, Company management does not believe that cash on hand and cash flow generated internally by the Company will be adequate to fund the operation of its businesses beyond a short period of time. These reasons raise significant doubt about the Company’s ability to continue as a going concern.

As more fully discussed in Note 14, “Litigation,” of the Notes to Consolidated Financial Statements, on March 15, 2007, the Company entered into a Settlement Agreement with MySpace, Inc. (“MySpace”), related to a lawsuit which was filed by MySpace on June 1, 2006 in the United States District Court for the Central District of California (the “Court”). The lawsuit alleged, among other things, that the Company sent unsolicited and unauthorized commercial email messages to MySpace members in violation of certain federal and state laws and the Company’s contract with MySpace. On February 28, 2007, the Court entered an order (the “Order”) finding the Company liable for violating certain federal and state laws and for breaching its contract with MySpace. The Order was not a final judgment nor did it make a determination as to the actual amount of damages to be awarded. However, based upon preliminary estimates, the Company believes that total awarded damages could range from approximately $45.5 million to $125.5 million, excluding “per incident” damages assessed under California law. Pursuant to the Settlement Agreement, the Company agreed to pay MySpace approximately $2.6 million on or before April 5, 2007 in exchange for a mutual release of all claims against one another, including any claims against the Company’s directors and officers. As part of the settlement, Michael Egan, the Company’s CEO, who is also an affiliate, agreed to enter into an agreement with MySpace on or before April 5th pursuant to which he would, among other things, provide a letter of credit, cash or other equivalent security (collectively, the “Security”) in form and substance satisfactory to MySpace. Such Security is to expire and be released on the 100th day following the Company’s payment of the foregoing $2.6 million so long as no bankruptcy petition, assignment for the benefit of creditors or like liquidation, reorganization or insolvency proceeding is instituted or filed related to the Company during such 100-day period.

The Company does not currently have the resources to both pay the $2.6 million settlement amount and to fund operations beyond April 2007. The Company intends to seek to raise capital or otherwise borrow funds with which to pay such amount and otherwise to fund operations. Although there is no commitment to do so, any such funds would most likely come primarily from Mr. Egan or affiliates of Mr. Egan or the Company, as the Company currently has no access to credit facilities with traditional third party lenders and has historically relied on borrowings from related parties to meet short-term liquidity needs. Any such capital raised would not be registered under the Securities Act of 1933 and would not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. There can be no assurance that the Company will be successful in raising such capital or borrowing such funds and any capital raised will likely result in very substantial dilution of the number of shares outstanding or which could be outstanding upon the exercise or conversion of any derivative securities issued by the Company as part of such capital raise. The failure to pay the $2.6 million to MySpace and/or the failure to satisfactorily provide the Security would result in a resumption of the litigation with MySpace and, in all likelihood, would have a material adverse effect on the Company, including the potential bankruptcy and cessation of business of the Company.

The Company continues to incur consolidated net losses and management believes that the Company will continue to be unprofitable in the foreseeable future. As of February 28, 2007, the Company had a net working capital deficit of approximately $7.3 million, inclusive of a cash and cash equivalents balance of approximately $4.0 million. Such working capital deficit includes a settlement liability of approximately $2.6 million owed to MySpace and an aggregate of $3.4 million in secured convertible demand notes (the “Convertible Notes”) and accrued interest of approximately $611 thousand due to entities controlled by the Company’s Chairman and Chief Executive Officer. Inasmuch as substantially all of the assets of the Company and its subsidiaries secure the Convertible Notes, in connection with any resulting proceeding to collect the indebtedness related to the Convertible Notes, the noteholders could seize and sell the assets of the Company and its subsidiaries, any or all of which would have a material adverse effect on the financial condition and future operations of the Company, including the potential bankruptcy or cessation of business of the Company.

It is our preference to avoid filing for protection under the U.S. Bankruptcy Code. However, in order to avoid such filing and continue as a going concern, we believe that, in addition to settling the MySpace litigation as discussed above, we must (i) quickly raise a sufficient amount of capital; (ii) successfully implement a business plan focused primarily on expanding our Tralliance Internet services revenue base, and reducing Tralliance and corporate overhead expenses; and (iii) successfully eliminate future losses incurred by our VoIP telephony services and computer games business segments by effectuating our planned shutdown and/or selling certain component assets of these businesses. There can be no assurance that the Company will be able to successfully complete any or all of the above actions which we believe are required in order to continue as a going concern.

WE HAVE A HISTORY OF OPERATING LOSSES AND EXPECT TO CONTINUE TO INCUR LOSSES.

Since our inception, we have incurred net losses each year and we expect that we will continue to incur net losses for the foreseeable future. We had losses from continuing operations, net of applicable income tax benefits, of approximately $17.0 million, $13.3 million and $24.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. The principal causes of our losses are likely to continue to be:

•	costs resulting from the operation of our business;

•	failure to generate sufficient revenue; and

•	selling, general and administrative expenses.

Although we have restructured our businesses, we still expect to continue to incur losses as we attempt to improve the performance and operating results of our Internet services business and while we attempt to sell components of our recently discontinued computer games and VoIP telephony services businesses.

WE ARE A PARTY TO LITIGATION MATTERS AND OTHER CLAIMS THAT MAY SUBJECT US TO SIGNIFICANT LIABILITY AND BE TIME CONSUMING AND EXPENSIVE.

We are currently a party to litigation and other claims and/or disputes arising in the ordinary course of business. At this time, other than the $2.6 million settlement amount owed to MySpace, we cannot reasonably estimate the range of any loss or damages resulting from any of the pending lawsuits or claims due to uncertainty regarding the ultimate outcome. The defense of any litigation or the process required to resolve outstanding claims and/or disputes may be expensive and divert management's attention from day-to-day operations. An adverse outcome in any of these matters could materially and adversely affect our results of operations and financial position and may utilize a significant portion of our cash resources. See Note 14, “Litigation,” in the Notes to Consolidated Financial Statements for further details regarding outstanding lawsuits.

OUR NET OPERATING LOSS CARRYFORWARDS MAY BE SUBSTANTIALLY LIMITED.

As of December 31, 2006, we had net operating loss carryforwards which may be potentially available for U.S. tax purposes of approximately $162 million. These carryforwards expire through 2026. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Due to various significant changes in our ownership interests, as defined in the Internal Revenue Code of 1986, as amended, we have substantially limited the availability of our net operating loss carryforwards. There can be no assurance that we will be able to utilize any net operating loss carryforwards in the future.

WE DEPEND ON THE CONTINUED GROWTH IN THE USE AND COMMERCIAL VIABILITY OF THE INTERNET.

Our Internet services business is substantially dependent upon the continued growth in the general use of the Internet. Internet and electronic commerce growth may be inhibited for a number of reasons, including:

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

There are an increasing number of federal, state, local and foreign laws and regulations pertaining to the Internet. In addition, a number of federal, state, local and foreign legislative and regulatory proposals are under consideration. Laws and regulations have been and will likely continue to be adopted with respect to the Internet relating to, among other things, liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access and the characteristics and quality of products and services.

Changes in tax laws relating to electronic commerce could materially affect our business, prospects and financial condition. One or more states or foreign countries may seek to impose sales or other tax collection obligations on out-of-jurisdiction companies that engage in electronic commerce. A successful assertion by one or more states or foreign countries that we should collect sales or other taxes on services could result in substantial tax liabilities for past sales, decrease our ability to compete with other entities involved in the industries in which we participate, and otherwise harm our business.

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

WE RELY ON INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS.

We regard substantial elements of our websites and underlying technology, as well as certain VoIP technology assets, as proprietary and attempt to protect them by relying on intellectual property laws and restrictions on disclosure. We also generally enter into confidentiality agreements with our employees and consultants. In connection with our license agreements with third parties, we generally seek to control access to and distribution of our technology and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar technology independently. Thus, we cannot assure you that the steps taken by us will prevent misappropriation or infringement of our proprietary information, which could have an adverse effect on our business. In addition, our competitors may independently develop similar technology, duplicate our products, or design around our intellectual property rights.

We pursue the registration of our trademarks in the United States and, in some cases, internationally. We have been awarded patent protection for certain VoIP assets which we acquired or which we have developed. However, effective intellectual property protection may not be available in every country in which our services are distributed or made available through the Internet. Policing unauthorized use of our proprietary information is difficult. Legal standards relating to the validity, enforceability and scope of protection of proprietary rights in Internet related businesses are also uncertain and still evolving. We cannot assure you about the future viability or value of any of our proprietary rights.

Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. However, we may not have sufficient funds or personnel to adequately litigate or otherwise protect our rights. Furthermore, we cannot assure you that our business activities and product offerings will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us, including claims related to providing hyperlinks to websites operated by third parties, sending unsolicited email messages or providing advertising on a keyword basis that links a specific search term entered by a user to the appearance of a particular advertisement. Moreover, from time to time, third parties have asserted and may in the future assert claims of alleged infringement by us of their intellectual property rights. In the fourth quarter of 2005, we were sued by Sprint Communications Company, L.P. (“Sprint”) for alleged unauthorized use of “inventions” described and claimed in seven patents held by Sprint. In August 2006, we entered into a settlement agreement with Sprint which resolved the pending patent infringement lawsuit. As part of the settlement, we agreed to enter into a non-exclusive license under certain of Sprint’s patents. Additionally, on February 28, 2007, the United States District Court for the Central District of California entered an order, related to the lawsuit filed against theglobe by MySpace, Inc. (“MySpace”), granting in part MySpace’s motion for summary judgment, finding that we were liable for violation of the CAN-SPAM Act and the California Business & Professions Code, and for breach of contract. On March 15, 2007, the Company entered into a Settlement Agreement with MySpace whereby, among other things, the Company agreed to pay MySpace approximately $2.6 million on or before April 5, 2007 in exchange for a mutual release of all claims against one another, including any claims against the Company’s directors and officers.  See Note 14, “Litigation,” in the Notes to Consolidated Financial Statements for further details regarding the litigation mentioned above.   Any litigation claims or counterclaims could impair our business because they could:

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

If we fail to promote and maintain our various brands or our business' brand values are diluted, our business, operating results, and financial condition could be materially adversely affected. The importance of brand recognition will continue to increase because low barriers of entry to the industries in which we operate may result in an increased number of direct competitors. To promote our brands, we may be required to continue to increase our financial commitment to creating and maintaining brand awareness. We may not generate a corresponding increase in revenue to justify these costs.

OUR QUARTERLY OPERATING RESULTS FLUCTUATE.

Due to our significant change in operations, including the entry into new lines of business and disposition of other lines of business, our historical quarterly operating results are not necessarily reflective of future results. The factors that will cause our quarterly operating results to fluctuate in the future include:

•	the outcome and costs related to defending and settling outstanding litigation, claims and disputes;

•	sales of our recently discontinued businesses or assets;

•	changes in the number of sales or technical employees;

•	the level of traffic on our websites;

•	the overall demand for Internet travel services and Internet advertising;

•	the addition or loss of “.travel” domain name registrants, advertising clients of our www.search.travel website and electronic commerce partners on our website;

•	overall usage and acceptance of the Internet;

•	seasonal trends in advertising and electronic commerce sales in our business;

•	costs relating to the implementation or cessation of marketing plans for our business;

•	other costs relating to the maintenance of our operations;

•	the restructuring of our business;

•	failure to generate significant revenues and profit margins from new and/or existing products and services; and

•	competition from others providing services similar to ours.

OUR LIMITED OPERATING HISTORY MAKES FINANCIAL FORECASTING DIFFICULT. OUR INEXPERIENCE IN THE INTERNET SERVICES BUSINESS WILL MAKE FINANCIAL FORECASTING EVEN MORE DIFFICULT.

We have a limited operating history for you to use in evaluating our prospects and us, particularly as it pertains to our Internet services business. Our prospects should be considered in light of the risks encountered by companies operating in new and rapidly evolving markets like ours. We may not successfully address these risks. For example, we may not be able to:

•	maintain or increase levels of user traffic on our www.search.travel website;

•	generate and maintain adequate levels of “.travel” domain name registrations;

•	generate and maintain adequate www.search.travel advertising revenue;

•	adapt to meet changes in our markets and competitive developments; and

•	identify, attract, retain and motivate qualified personnel.

OUR MANAGEMENT TEAM IS INEXPERIENCED IN THE MANAGEMENT OF A LARGE OPERATING COMPANY.

Only our Chairman has had experience managing a large operating company. Accordingly, we cannot assure you that:

•	our key employees will be able to work together effectively as a team;

•	we will be able to retain the remaining members of our management team;

•	we will be able to hire, train and manage our employee base;

•	our systems, procedures or controls will be adequate to support our operations; and

•	our management will be able to achieve the rapid execution necessary to fully exploit the market opportunity for our products and services.

WE DEPEND ON HIGHLY QUALIFIED TECHNICAL AND MANAGERIAL PERSONNEL

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

We may be unable to attract, assimilate or retain highly qualified technical and managerial personnel in the future. Our deteriorating financial performance creates uncertainty that may result in departures of key employees and our inability to attract suitable replacements and/or additional managerial personnel in the future. Wages for managerial and technical employees are increasing and are expected to continue to increase in the future. We have from time to time in the past experienced, and could continue to experience in the future if we need to hire any additional personnel, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we were unable to attract and retain the technical and managerial personnel necessary to support and grow our businesses, our businesses would likely be materially and adversely affected.

OUR OFFICERS, INCLUDING OUR CHAIRMAN AND CHIEF EXECUTIVE OFFICER AND PRESIDENT HAVE OTHER INTERESTS AND TIME COMMITMENTS; WE HAVE CONFLICTS OF INTEREST WITH SOME OF OUR DIRECTORS; ALL OF OUR DIRECTORS ARE EMPLOYEES OR STOCKHOLDERS OF THE COMPANY OR AFFILIATES OF OUR LARGEST STOCKHOLDER.

Because our Chairman and Chief Executive Officer, Mr. Michael Egan, is an officer or director of other companies, we have to compete for his time. Mr. Egan became our Chief Executive Officer effective June 1, 2002. Mr. Egan is also the controlling investor of Dancing Bear Investments, Inc. and E&C Capital Partners LLLP, which are our largest stockholders. Mr. Egan has not committed to devote any specific percentage of his business time with us. Accordingly, we compete with Dancing Bear Investments, Inc., E&C Capital Partners LLLP, Blue Wall, LLC, Speecho, LLC and Mr. Egan's other related entities for his time.

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

WE RELY ON THIRD PARTY OUTSOURCED HOSTING FACILITIES OVER WHICH WE HAVE LIMITED CONTROL.

Our principal servers are located in areas throughout the eastern region of the United States primarily at third party outsourced hosting facilities. Our operations depend on the ability to protect our systems against damage from unexpected events, including fire, power loss, water damage, telecommunications failures and vandalism. Any disruption in our Internet access could have a material adverse effect on us. In addition, computer viruses, electronic break-ins or other similar disruptive problems could also materially adversely affect our businesses. Our reputation and/or the brands of our business could be materially and adversely affected by any problems experienced by our websites, databases or our supporting information technology networks. We may not have insurance to adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. We do not presently have any secondary off-site systems or a formal disaster recovery plan.

HACKERS MAY ATTEMPT TO PENETRATE OUR SECURITY SYSTEM; ONLINE SECURITY BREACHES COULD HARM OUR BUSINESS.

Consumer and supplier confidence in our businesses depends on maintaining relevant security features. Substantial or ongoing security breaches on our systems or other Internet-based systems could significantly harm our business. We incur substantial expenses protecting against and remedying security breaches. Security breaches also could damage our reputation and expose us to a risk of loss or litigation. Experienced programmers or "hackers" have successfully penetrated our systems and we expect that these attempts will continue to occur from time to time. Because a hacker who is able to penetrate our network security could misappropriate proprietary or confidential information or cause interruptions in our products and services, we may have to expend significant capital and resources to protect against or to alleviate problems caused by these hackers. Additionally, we may not have a timely remedy against a hacker who is able to penetrate our network security. Such security breaches could materially adversely affect our company. In addition, the transmission of computer viruses resulting from hackers or otherwise could expose us to significant liability. Our insurance may not be adequate to reimburse us for losses caused by security breaches. We also face risks associated with security breaches affecting third parties with whom we have relationships.

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

We expect that we will need to hire and/or engage additional personnel and incur incremental costs in order to complete the work required by Section 404. There can be no assurance that we will be able to complete a Section 404 plan on a timely basis. The Company's liquidity position will also impact our ability to adequately fund our Section 404 efforts.

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

RISKS RELATING TO OUR INTERNET SERVICES BUSINESS

OUR CONTRACT TO SERVE AS THE REGISTRY FOR THE “.TRAVEL” TOP-LEVEL DOMAIN MAY BE TERMINATED EARLY, WHICH WOULD LIKELY DO IRREPARABLE HARM TO OUR DEVELOPING INTERNET SERVICES BUSINESS.

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

OUR INTERNET SERVICES BUSINESS IS DEPENDENT ON THE TRAVEL INDUSTRY. OUR BUSINESS MAY AFFECTED BY EVENTS WHICH AFFECT THE TRAVEL INDUSTRY IN GENERAL.

Revenue and cash flows of our Internet services business principally result from the registrations of domain names in the “.travel” top level domain. The ability to register such domain names are only available to businesses which are involved in the travel industry. Events such as terrorist attacks, military actions and natural disasters have had a significant adverse affect on the travel industry in the past. In addition, recessions or other economic pressures, such as the level of employment in the U.S or abroad have also had negative impacts on the travel industry. The overall demand for advertising, as well as the level of consumer travel may also be linked to such events or economic conditions. If such events result in a negative impact on the travel industry, such impact could have a material adverse effect on our business, results of operations and financial condition.

WE MAY NOT BE ABLE TO ATTRACT ADVERTISERS OR INTERNET USERS TO OUR SEARCH.TRAVEL WEBSITE.

Our www.search.travel search engine competes for advertising dollars with large Internet portal and search engine sites, such as Google, America Online, MSN and Yahoo!, that offer listings or other advertising opportunities for travel companies. These companies have significantly greater financial, technical, marketing and other resources and larger client bases. In addition, we also compete with traditional media companies, such as newspaper and magazine publishers, that provide online advertising opportunities on their websites. We expect to face additional competition as other companies enter the online advertising market. If we do not attract a sufficient number of Internet users and advertisers to our search engine website, our present business model may not be successful and our business could be adversely affected.

RISKS RELATING TO OUR RECENTLY DISCONTINUED OPERATIONS

WE MAY NOT BE ABLE TO RECOVER THE FULL CARRYING VALUE OF THE ASSETS OF OUR RECENTLY DISCONTINUED BUSINESSES.

In connection with our recent decision to discontinue the operations of our computer games and VoIP telephony services businesses, we are currently in the process of evaluating the recoverability of the carrying value of the remaining assets of these businesses. At the present time, management is not aware of any issues that would negatively impact the recoverability of these assets. However, there can be no assurance that future events will not occur, particularly with respect to the collection of approximately $500 thousand in accounts receivable of our computer games businesses, which will adversely impact the recoverability of these discontinued business assets. Any such adverse future events could negatively impact the Company’s already weakened liquidity and financial condition.

WE MAY INCUR EXCESSIVE SHUTDOWN COSTS.

In connection with our recent decision to discontinue the operations of our computer games and VoIP telephony services businesses, we are in the process of evaluating the amount of costs expected to be incurred in shutting down these businesses. The amount of these shutdown costs, including employee termination benefits and vendor contract termination costs, are not yet certain, however, at the present time, we believe that total shutdown costs for both businesses combined will range from between $20 thousand to $835 thousand. Although we will attempt to negotiate vendor settlements near the lower end of this range, there can be no assurance that we will be successful. Additionally, liabilities presently unknown to us could be identified in the future. Either or both of these adverse outcomes could negatively impact the Company’s already weakened liquidity and financial condition.

RISKS RELATING TO OUR COMMON STOCK

THE VOLUME OF SHARES AVAILABLE FOR FUTURE SALE IN THE OPEN MARKET COULD DRIVE DOWN THE PRICE OF OUR STOCK OR KEEP OUR STOCK PRICE FROM IMPROVING, EVEN IF OUR FINANCIAL PERFORMANCE IMPROVES.

As of March 19, 2007, we had issued and outstanding approximately 172.5 million shares, of which approximately 84.8 million shares were freely tradable over the public markets. There is limited trading volume in our shares and we are now traded only in the over-the-counter market. Most of our outstanding restricted shares of Common Stock were issued more than one year ago and are therefore eligible to be resold over the public markets pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended.

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

In addition, as of December 31, 2006, there were outstanding options to purchase approximately 20.1 million shares of our Common Stock, which become eligible for sale in the public market from time to time depending on vesting and the expiration of lock-up agreements. The shares issuable upon exercise of these options are registered under the Securities Act and consequently, subject to certain volume restrictions as to shares issuable to executive officers, will be freely tradable.

Also as of March 19, 2007, we had issued and outstanding warrants to acquire approximately 16.9 million shares of our Common Stock. Many of the outstanding instruments representing the warrants contain anti-dilution provisions pursuant to which the exercise prices and number of shares issuable upon exercise may be adjusted.

OUR CHAIRMAN MAY CONTROL US.

Michael S. Egan, our Chairman and Chief Executive Officer, beneficially owns or controls, directly or indirectly, approximately 150 million shares of our Common Stock as of March 19, 2007, which in the aggregate represents approximately 58% of the outstanding shares of our Common Stock (treating as outstanding for this purpose the shares of Common Stock issuable upon exercise and/or conversion of the options, convertible promissory notes and warrants owned by Mr. Egan or his affiliates). Accordingly, Mr. Egan will be able to exercise significant influence over, if not control, any stockholder vote.

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

OUR STOCK PRICE IS VOLATILE AND MAY DECLINE.

The trading price of our Common Stock has been volatile and may continue to be volatile in response to various factors, including:

•	the performance and public acceptance of our product lines;

•	quarterly variations in our operating results;

•	competitive announcements;

•	sales of any of our recently discontinued businesses and/or components of their assets;

•	the operating and stock price performance of other companies that investors may deem comparable to us; and

•	news relating to trends in our markets.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Fort Lauderdale, Florida, where we sublease approximately 15,000 square feet of office space from a company which is controlled by our Chairman. We lease approximately 2,200 square feet of office space in Vermont in connection with the operations of our computer games division and also lease approximately 5,000 square feet of warehouse space in Pompano Beach, Florida. Additionally, we currently utilize space in secure telecommunications data centers located in several states which is used to house certain Internet routing and computer equipment.

ITEM 3. LEGAL PROCEEDINGS

On June 1, 2006, MySpace, Inc. (“MySpace”), a Delaware corporation, filed a lawsuit in the United States District Court for the Central District of California against theglobe.com, inc. (the “Company”). We were served with the lawsuit on June 6, 2006. MySpace alleged that the Company sent at least 100,000 unsolicited and unauthorized commercial email messages to MySpace members using MySpace user accounts improperly established by the Company, that the user accounts were used in a false and misleading fashion and that the Company's alleged activities constituted violations of the CAN-SPAM Act, the Lanham Act and California Business & Professions Code § 17529.5 (the “California Act”), as well as trademark infringement, false advertising, breach of contract, breach of the covenant of good faith and fair dealing, and unfair competition. MySpace seeks monetary penalties, damages and injunctive relief for these alleged violations. It asserts entitlement to recover "a minimum of" $62.3 million of damages, in addition to three times the amount of MySpace's actual damages and/or disgorgement of the Company's purported profits from alleged violations of the Lanham Act, punitive damages and attorneys’ fees. Subsequent discovery in the case disclosed that the total number of unsolicited messages was approximately 400,000.

On February 28, 2007, the Court entered an order (the “Order”) granting in part MySpace’s motion for summary judgment, finding that the Company was liable for violation of the CAN-SPAM Act and the California Business & Professions Code, and for breach of contract (as embodied in MySpace’s “Terms of Service” contract). The Order also upheld as valid that portion of MySpace’s Terms of Service contract which provides for liquidated damages of $50 per email message sent after March 17, 2006 in violation of such Terms. The Company estimates that approximately 110,000 of the emails in question were sent after such date, which could result in damages of approximately $5.5 million. In addition, the CAN-SPAM Act provides for statutory damages of between $100 and $300 per email sent in violation of the statute. Total damages under CAN-SPAM could therefore range between about $40 million to about $120 million. In addition, under the California Act, statutory damages of $1,000,000 “per incident” could be assessed.

On March 15, 2007, the Company entered into a Settlement Agreement with MySpace whereby it agreed to pay MySpace approximately $2.6 million on or before April 5, 2007 in exchange for a mutual release of all claims against one another, including any claims against the Company’s directors and officers. As part of the settlement, Michael Egan, the Company’s CEO, who is also an affiliate of the Company, agreed to enter into an agreement with MySpace on or before April 5th pursuant to which he would, among other things, provide a letter of credit, cash or other equivalent security (collectively, “Security”) in form and substance satisfactory to MySpace. Such Security is to expire and be released on the 100th day following the Company’s payment of the foregoing $2.6 million so long as no bankruptcy petition, assignment for the benefit of creditors or like liquidation, reorganization or insolvency proceeding is instituted or filed related to the Company during such 100-day period.

The Company does not currently have the resources to both pay the $2.6 million settlement amount and to fund operations beyond April 2007. The Company intends to seek to raise capital or otherwise borrow funds with which to pay such amount and otherwise to fund operations. Although there is no commitment to do so, any such funds would most likely come primarily from Mr. Egan or affiliates of Mr. Egan or the Company. Any such capital raised would not be registered under the Securities Act of 1933 and would not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. There can be no assurance that the Company will be successful in raising such capital or borrowing such funds and any capital raised will likely result in very substantial dilution of the number of shares outstanding or which could be outstanding upon the exercise or conversion of any derivative securities issued by the Company as part of such capital raise. The failure to pay the $2.6 million to MySpace and/or the failure to satisfactorily provide the Security would result in a resumption of the litigation with MySpace and, in all likelihood, would have a material adverse effect on the Company, including the potential bankruptcy and cessation of business of the Company.

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

The lawsuits purport to be class actions filed on behalf of purchasers of the stock of the Company during the period from November 12, 1998 through December 6, 2000. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company's initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the Prospectus for the Company's initial public offering was false and misleading and in violation of the securities laws because it did not disclose these arrangements. On December 5, 2001, an amended complaint was filed in one of the actions, alleging the same conduct described above in connection with the Company's November 23, 1998 initial public offering and its May 19, 1999 secondary offering. A Consolidated Amended Complaint, which is now the operative complaint, was filed in the Southern District of New York on April 19, 2002. The action seeks damages in an unspecified amount. On February 19, 2003, a motion to dismiss all claims against the Company was denied by the Court. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions (the “focus cases”) and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Underwriter Defendants appealed the decision and the Second Circuit vacated the district court’s decision granting class certification in those six cases on December 5, 2006. Plaintiffs have not yet moved to certify a class in theglobe.com case.

The Company has approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. It is unclear what impact the Second Circuit’s decision vacating class certification in the six focus cases will have on the settlement, which has not yet been finally approved by the Court. On December 14, 2006, Judge Scheindlin held a hearing. Plaintiffs informed the Court that they planned to file a petition for rehearing and rehearing en banc. The Court stayed all proceedings, including a decision on final approval of the settlement and any amendments of the complaints, pending the Second Circuit’s decision on Plaintiffs’ petition for rehearing. Plaintiffs filed the petition for rehearing and rehearing en banc on January 5, 2007.

Among other provisions, if it is ultimately approved by the Court, the settlement provides for a release of the Company and the Individual Defendants for the conduct alleged in the action to be wrongful. The Company would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. On April 20, 2006, JPMorgan Chase and the Plaintiffs reached a preliminary agreement to settle for $425 million. The JPMorgan Chase preliminary agreement has not yet been approved by the Court. In an amendment to the issuers’ settlement agreement, the issuers’ insurers agreed that the JPMorgan preliminary agreement, if approved, would offset the insurers’ obligation to cover the remainder of Plaintiffs’ guaranteed $1 billion recovery by 50% of the value of the JP Morgan settlement, or $212.5 million. Therefore, if the JP Morgan preliminary agreement to settle is finalized, and then preliminarily and finally approved by the Court, then the maximum amount that the issuers’ insurers will be potentially liable for is $787.5 million. It is unclear what impact the Second Circuit’s decision vacating class certification in the focus cases will have on the JP Morgan preliminary agreement.

It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the issuers’ settlement agreement and related agreements will be covered by existing insurance. The Company currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and the company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, we do not expect that the settlement will involve any payment by the Company. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from the Company's insurance carriers should arise, the Company's maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. However, if the JPMorgan Chase preliminary agreement is finalized, then preliminarily and finally approved, the Company’s maximum financial obligation would be less than $2.7 million.

There is no assurance that the court will grant final approval to the issuers’ settlement. If the settlement agreement is not approved and the Company is found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than the Company’s insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	2006		2005		2004
	High	Low	High	Low	High	Low
Fourth Quarter	$0.09	$0.05	$0.49	$0.24	$0.56	$0.36
Third Quarter	$0.27	$0.08	$0.45	$0.10	$0.65	$0.24
Second Quarter	$0.31	$0.09	$0.16	$0.08	$0.96	$0.28
First Quarter	$0.44	$0.30	$0.43	$0.12	$1.42	$0.83

The market price of our Common Stock is highly volatile and fluctuates in response to a wide variety of factors. (See "Risk Factors-Our Stock Price is Volatile and May Decline.")

HOLDERS OF COMMON STOCK

We had approximately 657 holders of record of Common Stock as of March 19, 2007. This does not reflect persons or entities that hold Common Stock in nominee or "street" name through various brokerage firms.

DIVIDENDS

We have not paid any cash dividends on our Common Stock since our inception and do not intend to pay dividends in the foreseeable future. Our board of directors will determine if we pay any future dividends.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS AS OF
DECEMBER 31, 2006

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation plans approved by security holders	11,271,620	$0.56	647,600

Equity Compensation plans not approved by security holders	8,871,000	$0.11	2,194,141

Total	20,142,620	$0.36	2,841,741

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

•
The Company's 2003 Amended and Restated Non-Qualified Stock Option Plan (the "2003 Plan"). The purpose of the 2003 Plan is to strengthen theglobe.com, inc. by providing an incentive to certain employees and consultants (or in certain circumstances, individuals who are the principals of certain consultants) of the Company or any subsidiary of the Company, with a view toward encouraging them to devote their abilities and industry to the success of the Company's business enterprise. The 2003 Plan is administered by a Committee appointed by the Board to administer the Plan, which has the power to determine those eligible individuals to whom options shall be granted under the 2003 Plan and the number of such options to be granted and to prescribe the terms and conditions (which need not be identical) of each such option, including the exercise price per share subject to each option and vesting schedule of options granted thereunder, and make any amendment or modification to any agreement consistent with the terms of the 2003 Plan. The maximum number of shares that may be made the subject of options granted under the 2003 Plan is 1,000,000 and no option may have a term in excess of ten years. Options to acquire an aggregate of 41,000 shares of Common Stock have been issued to various independent sales agents at a weighted average exercise price of $1.54. These stock options vested immediately and have a life of ten years from date of grant. Options to acquire an aggregate of 65,000 shares of Common Stock have been issued to various employees and independent contractors at a weighted average exercise price of $1.00. These stock options vested immediately and have a life of ten years from date of grant. Options to acquire an aggregate of 110,000 shares of Common Stock have been issued to two independent contractors at a weighted average exercise price of $1.22. These stock options vested immediately and have a life of five years from date of grant.

•
The Company's 2004 Stock Incentive Plan (the "2004 Plan"). The purpose of the 2004 Plan is to enhance the profitability and value of the Company for the benefit of its stockholders by enabling the Company to offer eligible employees, consultants and non-employee directors stock-based and other incentives, thereby creating a means to raise the level of equity ownership by such individuals in order to attract, retain and reward such individuals and strengthen the mutuality of interests between such individuals and the Company's stockholders. The 2004 Plan is administered by a Committee appointed by the Board to administer the Plan, which has the power to determine those eligible individuals to whom stock options, stock appreciation rights, restricted stock awards, performance awards, or other stock-based awards shall be granted under the 2004 Plan and the number of such options, rights or awards to be granted and to prescribe the terms and conditions (which need not be identical) of each such option, right or award, including the exercise price per share subject to each option and vesting schedule of options granted thereunder, and make any amendment or modification to any agreement consistent with the terms of the 2004 Plan. The maximum number of shares that may be made the subject of options, rights or awards granted under the 2004 Plan is 7,500,000 and no option may have a term in excess of ten years. In October of 2004, options to acquire 250,000 shares of Common Stock were issued to an employee at an exercise price of $0.52, of which 62,500 of these stock options vested immediately and the balance vests ratably on a quarterly basis over three years. These options have a life of ten years from date of grant. In June of 2006, options to acquire 1,000,000 shares of Common Stock were issued to two employees at an exercise price of $0.10, of which 25% of these options vested immediately and the balance vests ratably on a quarterly basis over three years. These options have a life of ten years from date of grant. In August of 2006, options to acquire 2,655,000 shares of Common Stock were issued to 28 employees at an exercise price of $0.14, of which 25% of these options vested immediately and the balance vests ratably on a quarterly basis over three years. These options have a life of ten years from date of grant.

PERFORMANCE GRAPH

The following graph compares the cumulative total return on theglobe’s common stock during the last five fiscal years with the NASDAQ Stock Market Index (U.S. Companies) and the AMEX Interactive Week Internet Index during the same period. The graph shows the value, at the end of each of the last five fiscal years, of $100 invested in theglobe common stock or the indices on December 31, 2001, and assumes the reinvestment of all dividends. Historical stock price performance is not necessarily indicative of future stock price performance.

	At December 31
	2001	2002	2003	2004	2005	2006
theglobe	$100	$200	$4,433	$1,400	$1,300	$200
NASDAQ	$100	$69	$104	$113	$115	$127
AMEX Internet	$100	$57	$98	$119	$120	$137

The shares of our common stock were delisted from the NASDAQ national market in April 2001 and now trade in the over-the-counter market on what is commonly referred to as the electronic bulletin board or “OTCBB”, under the symbol “TGLO.OB”.

RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA OF THEGLOBE.COM, INC. (1)

The selected consolidated balance sheet data as of December 31, 2006 and 2005 and the selected consolidated operating data for the years ended December 31, 2006, 2005 and 2004 have been derived from our audited consolidated financial statements included elsewhere herein. The selected consolidated balance sheet data as of December 31, 2004, 2003 and 2002 and the selected consolidated operating data for the years ended December 31, 2003 and 2002 have been derived from our audited consolidated financial statements not included herein. The nature of our business has changed significantly from 2002 to 2006. As a result, our historical results are not necessarily comparable. Additionally, our historical results are not necessarily indicative of results for any future period. You should read these selected consolidated financial data, together with the accompanying notes, in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this 10-K and our consolidated financial statements and the related notes.

	Year Ended December 31,
	2006	2005(2)	2004	2003	2002
Operating Data:	(In thousands, except per share data)
Continuing Operations:
Net revenue	$3,482	$2,395	$3,499	$5,284	$7,245
Operating expenses	20,470	24,940	27,921	14,097	10,186

Loss from continuing operations	(16,974)	(13,348)	(24,876)	(11,034)	(2,615)
Discontinued operations, net of tax	—	1,838	603	—	—
Net loss	(16,974)	(11,510)	(24,273)	(11,034)	(2,615)
Net loss applicable to common
stockholders	(16,974)	(11,510)	(24,273)	(19,154)	(2,615)

Basic and diluted net loss per
common share:
Loss from continuing operations	$(0.10)	$(0.07)	$(0.19)	$(0.49)	$(0.09)
Net loss	(0.10)	(0.06)	(0.19)	(0.49)	(0.09)

Balance Sheet Data (at end of period):

Total assets	$7,405	$21,411	$34,017	$7,172	$3,047
Long-term debt	—	—	27	1,793	88

(1) Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on the net losses as previously reported by the Company. Significant events affecting our historical performance in 2004 through 2006 are described in Management's Discussion and Analysis of Financial Condition and Results of Operations.

(2) 2005 consolidated financial data include transactions related to (i) the sale of the business and substantially all of the net assets of SendTec, Inc. to RelationServe Media, Inc. on October 31, 2005 (the “SendTec Asset Sale”) and the resultant gain on sale of approximately $1.7 million, and (ii) the repurchase of Common Stock and termination of stock options and warrants in accordance with certain SendTec Asset Sale ancillary agreements, including the Redemption Agreement and the Termination Agreement.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS; GOING CONCERN

Certain matters discussed below under “Liquidity and Capital Resources” raise substantial doubt about our ability to continue as a going concern. In addition, we have received a report from our independent accountants, relating to our December 31, 2006 audited financial statements containing an explanatory paragraph stating that our recurring losses from operations and our accumulated deficit raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

OVERVIEW

During 2006 theglobe.com, inc. (the "Company" or "theglobe") managed three primary lines of business, as follows:

•
Computer games businesses — Our print publication business comprised of Computer Games magazine and MMOGames magazine (renamed from Massive Magazine in the first quarter of 2007); our online website business, comprised of the CGOnline website (www.cgonline.com), the MMOGames magazine website (www.mmogamesmag.com) and the Game Swap Zone website (www.gameswapzone.com); and our e-commerce games distribution company, Chips & Bits, Inc. (www.chipsbits.com). Our Now Playing magazine publication and the accompanying website were sold in January 2006;

•
Voice over Internet Protocol (“VoIP”) telephony services business — Consisting of tglo.com, inc. (formerly known as voiceglo Holdings, Inc.). The term “VoIP” refers to a category of hardware and software that enables people to use the Internet to make phone calls; and

•	Internet services business - Consisting of Tralliance Corporation which is the registry for the “.travel” top-level Internet domain.

In March 2007, management and the Board of Directors made the decision to shutdown the operations of both its Computer Games and VoIP telephony services lines of business and to focus 100% of its resources and efforts to further develop its Internet services business. See the "Liquidity and Capital Resources" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations for a more complete discussion.

On October 31, 2005, we completed the sale of the business and substantially all of the net assets of SendTec, Inc. (“SendTec”), a direct response marketing services and technology company, for approximately $39.9 million in cash. We acquired SendTec effective September 1, 2004. Results of operations for SendTec have been reported separately as “Discontinued Operations” in the accompanying consolidated statements of operations for the years ended December 31, 2005 and 2004.

RESULTS OF OPERATIONS

The nature of our business has significantly changed from 2004 to 2006. As a result of our decision to enter into the VoIP business, we have incurred substantial expenditures without corresponding revenue as we attempted to develop our VoIP product line and as we put into place the infrastructure for our VoIP products. In addition, we entered into two new business lines, marketing services and Internet services, as a result of our acquisitions of SendTec on September 1, 2004 and Tralliance on May 9, 2005, respectively. In addition, we sold the business and substantially all of the net assets of SendTec effective October 31, 2005, and as a result have reported SendTec’s results of operations as “Discontinued Operations” for the years ended December 31, 2005 and 2004. The results of operations of Tralliance are included in the Company's consolidated operating results only from its date of acquisition. Consequently, and primarily as a result of these factors, the results of operations for each of the years ended December 31, 2006, 2005 and 2004 are not necessarily comparable.

 YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

NET REVENUE. Net revenue totaled $3.5 million for the year ended December 31, 2006 as compared to $2.4 million for the year ended December 31, 2005. The $1.1 million increase in consolidated net revenue was principally the result of the additional revenue generated by our Internet services business segment.

NET REVENUE BY BUSINESS SEGMENT:

Years ended:	2006	2005

Computer games	$2,038,649	$1,948,716
Internet services	1,408,737	197,873
VoIP telephony services	34,638	248,789
	$3,482,024	$2,395,378

Increases of $72 thousand in net revenue derived from print advertisements in our magazine publications and $97 thousand in sales of our magazines as compared to the year ended December 31, 2005, were partially offset by a $79 thousand decrease in sales of products by our e-commerce games distribution company.

Advertising revenue from the sale of print advertisements in our magazine publications totaled approximately $1.4 million in each of the years ended December 31, 2006 and 2005, while net revenue attributable to the sale of our magazine publications totaled $417 thousand in 2006 compared to $320 thousand in 2005. Approximately 87% and 95% of the net revenue generated by our publishing operations, or $1.6 million, in each of 2006 and 2005, respectively, was attributable to our magazine publication which is focused on PC gaming. Over the last several years, the market for PC games has deteriorated, while the console games market has experienced growth. This shift in the gaming market negatively impacted the print advertising sales and circulation of our magazine focused on PC gaming. In order to attempt to capture market share of the current gaming audience, we introduced a new quarterly magazine publication in September 2006 which focuses on “massively multiplayer online” (“MMO”) games, which contributed approximately $247 thousand in net revenue during 2006. During January 2006, we completed the sale of our Now Playing magazine which had contributed approximately $78 thousand in net revenue during 2005.

Sales of products by our e-commerce games distribution business totaled approximately $186 thousand, or 5% of consolidated net revenue, for the year ended December 31, 2006. This represented a decline from the $265 thousand, or 11% of consolidated net revenue, reported for the year ended December 31, 2005. Our e-commerce games distribution business continued to operate in a highly competitive environment, experiencing competitive pressure from other Internet commerce websites such as Amazon.com. In addition, an increasing number of major retailers have increased the selection of video, console and PC games offered by both their traditional “bricks and mortar” locations and their online commerce sites resulting in increased competition.

Our Internet services business, Tralliance, contributed $1.4 million in net revenue for the year ended December 31, 2006 as compared to $198 thousand for the prior year. Tralliance, which was acquired in May 2005, began collecting fees for Internet domain name registrations in October 2005. Thus, the results of operations for 2006 include a full year of revenue recognition related to the operations of Tralliance versus three months of revenue recognition during 2005. Net revenue attributable to such domain name registrations is recognized as revenue on a straight-line basis over the term of the registrations.

Net revenue generated by our VoIP telephony services division totaled $35 thousand in 2006 as compared to $249 thousand in 2005. During the second quarter of 2006, the Company discontinued offering service to its small VoIP “paid” plan customer base and completed the implementation of a plan to significantly reduce the excess capacity and operating costs of its VoIP network.

OPERATING EXPENSES BY BUSINESS SEGMENT:

2006	Cost of Revenue	Sales and Marketing	Product Development	General and Administrative	Depreciation and Amortization	Total

Computer games	$1,173,118	$578,368	$498,434	$483,940	$28,286	$2,762,146
Internet services	454,563	3,109,533	—	1,768,065	232,575	5,564,736
VoIP telephony services	2,532,994	300,150	880,711	4,910,733	785,379	9,409,967
Corporate expenses	—	—	—	2,703,783	29,616	2,733,399
	$4,160,675	$3,988,051	$1,379,145	$9,866,521	$1,075,856	$20,470,248

2005	Cost of Revenue	Sales and Marketing	Product Development	General and Administrative	Depreciation and Amortization	Total

Computer games	$2,049,896	$537,005	$697,803	$780,258	$30,845	$4,095,807
Internet services	86,486	488,275	—	831,269	87,112	1,493,142
VoIP telephony services	6,288,577	1,692,420	693,056	3,611,686	1,109,743	13,395,482
Corporate expenses	—	—	—	5,918,956	36,598	5,955,554
	$8,424,959	$2,717,700	$1,390,859	$11,142,169	$1,264,298	$24,939,985

COST OF REVENUE. Cost of revenue totaled $4.2 million for the year ended December 31, 2006 as compared to $8.4 million for the year ended December 31, 2005. The $4.2 million decrease in consolidated cost of revenue was principally attributable to the decline in cost of revenue of the VoIP telephony services segment.

Cost of revenue related to our computer games business segment consists primarily of printing, delivery and other fulfillment costs of our games magazines and the cost of merchandise sold and shipping fees in connection with our e-commerce games distribution business. Cost of revenue of our computer games segment totaled $1.2 million for the year ended December 31, 2006, a decrease of $877 thousand, or 43%, from the prior year. The decline in cost of revenue as compared to 2005 was principally the result of lower printing, paper and freight costs incurred in the production of our magazine publications. We reduced the total number of copies printed for each issue of our magazines and also published one less issue of our monthly gaming publication in 2006 as compared to 2005. In addition, the cost of revenue associated with our e-commerce games distribution business also declined as compared to 2005 primarily due to a lower volume of games sold.

Cost of revenue of our Internet services division consists primarily of fees paid to third party service providers which furnish outsourced services, including verification of registration eligibility, maintenance of the “.travel” directory of consumer-oriented registrant travel data, as well as other services. Fees for some of these services vary based on transaction levels or transaction types. Fees incurred for outsourced services are generally deferred and amortized to cost of revenue over the term of the related domain name registration. The results of operations for 2006 include a full year of cost of revenue related to the operations of Tralliance versus three months of costs during 2005, the principal factor contributing to the $368 thousand increase in cost of revenue as compared to the prior year. Cost of revenue as a percent of net revenue was approximately 32% for 2006 as compared to 44% for 2005. This was due in part to Tralliance performing more verifications of registration eligibility in-house during the last half of 2006.

Cost of revenue of our VoIP telephony services business segment is principally comprised of network data center, carrier transport and circuit interconnection costs, as well as personnel and consulting costs incurred in support of our Internet telecommunications network. During 2006, we placed significant emphasis on the reduction of excess capacity of our VoIP network, which included the renegotiation, non-renewal and/or termination of certain network agreements, as well as network personnel cost reductions. These efforts, as well as steps taken during the latter half of 2005 to reduce network support costs resulted in the $3.8 million decrease in cost of revenue of our VoIP telephony services business segment as compared to 2005. Network data center and carrier costs decreased $2.4 million, or 58%, and direct costs of employees supporting our Internet telecommunications network declined $588 thousand, or 58%, in comparison to the year ended December 31, 2005. Additionally, costs related to the purchase of network software declined $379 thousand as compared to 2005. The Company discontinued the capitalization of software development costs in its VoIP telephony business and began charging such costs to operations as incurred.

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and related expenses of sales and marketing personnel, commissions, advertising and marketing costs, public relations expenses and promotional activities. Sales and marketing expenses totaled $4.0 million for the year ended December 31, 2006, an increase of $1.3 million from the $2.7 million reported for 2005.

On November 22, 2006, the Company entered into certain marketing services agreements with two entities and issued 10,000,000 warrants to the controlling shareholder of the entities as consideration. The fair value attributable to the warrants of $515 thousand, as calculated using the Black Scholes model, was charged to sales and marketing expenses of Tralliance as the two entities will be focusing their marketing efforts on our Internet services business. Excluding the charge related to the warrants, sales and marketing expenses of Tralliance totaled $2.6 million for the year ended December 31, 2006, or an increase of $2.1 million from the prior year. During August 2006, Tralliance introduced its web portal and search engine, www.search.travel, through the use of a targeted television and Internet advertising campaign. As a result, total 2006 advertising costs of Tralliance increased $619 thousand from 2005 to a total of $678 thousand. In addition, during the third quarter of 2006, Tralliance engaged several outside parties to promote its registry operations and the www.search.travel website internationally, which resulted in the recognition of $442 thousand of consulting fees and related costs. The Company also reassigned personnel from its VoIP telephony services division during 2006 to perform marketing functions for Tralliance which resulted in a $508 thousand increase in sales and marketing personnel costs of Tralliance as compared to 2005. The remaining $538 thousand increase in Tralliance’s sales and marketing expenses as compared to the year ended December 31, 2005, consisted primarily of higher public relations, trade show and promotional costs.

Sales and marketing expenses of our VoIP telephony services business segment totaled $300 thousand for the year ended December 31, 2006, a decrease of $1.4 million, or 82%, from the prior year. During 2005, the Company re-evaluated its existing VoIP telephony services business plan and began the process of terminating and/or modifying certain of its then existing product offerings and marketing programs. During 2006, the Company refocused its efforts on the further expansion of its “peer-to-peer”, or free service plan, customer base. As a result, the VoIP telephony services business segment significantly reduced its sales and marketing spending. Additionally, as discussed in the paragraph above, the Company reassigned certain personnel from its VoIP telephony services division during 2006 to perform marketing and administrative functions for Tralliance.

PRODUCT DEVELOPMENT. Product development expenses include salaries and related personnel costs; expenses incurred in connection with website development, testing and upgrades; editorial and content costs; and costs incurred in the development of our VoIP telephony products. Product development expenses totaled $1.4 million in each of the years ended December 31, 2006 and 2005. A $199 thousand decrease in product development costs incurred by our computer games businesses as compared to 2005, resulting principally from lower website development costs, was almost entirely offset by a $188 thousand increase in product development expenses incurred by our VoIP telephony services division, due primarily to higher personnel costs.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and other personnel costs related to management, finance and accounting functions, facilities, outside legal and professional fees, information-technology consulting, directors and officers insurance, bad debt expenses and general corporate overhead costs. As discussed in Note 14, “Litigation,” in the Notes to Consolidated Financial Statements, on March 15, 2007, the Company and Michael Egan entered into a Settlement Agreement with MySpace, Inc. (the “Settlement Agreement”). The Settlement Agreement required, among other things, the Company to pay to MySpace approximately $2.6 million in cash on or before April 5, 2007. Excluding the $2.6 million settlement, as well as an increase of $680 thousand in attorneys’ fees incurred by the VoIP telephony services division as compared to 2005, consolidated general and administrative expenses declined $4.5 million as compared to the prior year. This decrease was principally due to $3.0 million lower bonus awards to executive officers. In addition, excluding the legal costs mentioned previously, general and administrative expenses of our VoIP telephony services division decreased $1.9 million, or 63%, as compared to the prior year primarily due to lower employee bonuses and information technology consulting costs. General and administrative expenses of our Internet services business increased $937 thousand as compared to 2005 primarily due to increases in personnel costs of $340 thousand and travel and entertainment costs of $356 thousand. During 2006, we reassigned employees from the VoIP telephony services division in order to accommodate the increase in authentication and registration activity experienced by Tralliance. In order to increase awareness of the “.travel” top-level domain, we have increased our participation in travel industry meetings and conferences, both nationally and internationally, since the October 2005 launch of our “.travel” domain registry operations which was the principal factor contributing to the increase in travel and entertainment costs.

As discussed in Note 1, “Organization and Summary of Significant Accounting Policies,” and Note 11, “Stock Option Plans,” of the Notes to Consolidated Financial Statements, we adopted Statement of Financial Accounting Standards No. 123R (“SFAS No. 123R”) effective January 1, 2006 using the modified prospective application method. SFAS No. 123R generally requires all companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to recognize the related cost in its financial statements. As a result, general and administrative expenses of the corporate division included approximately $436 thousand of additional stock compensation expense recognized in accordance with the requirements of SFAS No. 123R. Prior to January 1, 2006, we accounted for employee stock options pursuant to Accounting Principles Board Opinion No. 25 and financial results in the accompanying consolidated financial statements for prior periods have not been restated to give effect to the provisions of SFAS No. 123R. At December 31, 2006, there was approximately $542 thousand of unrecognized compensation expense related to unvested stock options, excluding the 550,000 options which vest on the achievement of certain performance targets, which is expected to be recognized over a weighted-average period of 1.5 years.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense totaled $1.1 million for the year ended December 31, 2006 as compared to $1.3 million for the prior year. The $324 thousand decrease in depreciation and amortization expense incurred by our VoIP telephony services division as compared to 2005 was partially offset by an increase of $145 thousand in depreciation and intangible asset amortization expenses incurred by our Internet services business.

INTEREST INCOME (EXPENSE), NET. Interest income, net of interest expense, totaled $120 thousand for the year ended December 31, 2006. During the year ended December 31, 2005, we reported a total of $4.1 million of net interest expense. A total of $4.0 million of non-cash interest expense was recorded during 2005 related to the beneficial conversion features of the $4.0 million of secured demand convertible promissory notes issued by the Company during 2005.

OTHER INCOME (EXPENSE), NET. Other income, net, of $19 thousand reported for 2006 included a $130 thousand net gain on the sale of our Now Playing Magazine publication and associated website and a $130 thousand net loss on the sale of certain VoIP property and equipment. Other expense, net, of $274 thousand reported for 2005 included $280 thousand of reserves provided against amounts loaned by the Company to Tralliance prior to its acquisition in May 2005.

INCOME TAXES. The income tax provision of $124 thousand recognized for continuing operations for the year ended December 31, 2006, resulted from additional state income taxes due upon the finalization of the Company’s 2005 consolidated tax returns. An income tax benefit of $13.6 million was recognized for continuing operations for the year ended December 31, 2005, as we were able to utilize our 2005 losses incurred by continuing operations, as well as losses from prior years, to partially offset the 2005 income and gain on sale of our discontinued operations. As of December 31, 2006, the Company had net operating loss carryforwards available for U.S. tax purposes of approximately $162 million. These carryforwards expire through 2026. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Due to various significant changes in our ownership interests, as defined in the Internal Revenue Code of 1986, as amended, we have substantially limited the availability of our net operating loss carryforwards. There can be no assurance that we will be able to utilize any net operating loss carryforwards in the future.

DISCONTINUED OPERATIONS

As mentioned previously, the Company sold the business and substantially all of the net assets of SendTec, its marketing services business, effective October 31, 2005. SendTec was originally acquired by the Company on September 1, 2004. Accordingly, the results of SendTec have been reported as discontinued operations for the year ended December 31, 2005.

Income from the activities of discontinued operations, net of income taxes, totaled approximately $69 thousand for the year ended December 31, 2005. The gain on the sale of SendTec included in the Company’s results of operations for 2005, totaled approximately $1.8 million, net of an income tax provision of approximately $13.2 million. Reference should be made to Note 3, “Discontinued Operations - SendTec, Inc.”, of the Notes to Consolidated Financial Statements for details regarding the sale.

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

NET REVENUE BY BUSINESS SEGMENT:

Years ended:	2005	2004

Computer games	$1,948,716	$3,107,637
Internet services	197,873	—
VoIP telephony services	248,789	391,154
	$2,395,378	$3,498,791

Decreases of $637 thousand in print advertisements in our magazine publications, $441 thousand in sales of games products by our e-commerce games distribution company and $81 thousand in sales of our magazines, accounted for the decline in net revenue experienced by our computer games segment as compared to 2004.

Advertising revenue from the sale of print advertisements in our magazine publications totaled $1.4 million and $2.0 million for the years ended December 31, 2005 and 2004, respectively, or approximately 57% of each year’s consolidated net revenue. Net revenue attributable to the sale of our magazine publications totaled $320 thousand in 2005 compared to $401 thousand in 2004. Our PC gaming focused magazine publication accounted for approximately 95% of the net revenue derived from our publishing business in 2005. As stated in the comparison of the year ended December 31, 2006 compared to the year ended December 31, 2005, over the last several years, the market for PC games has deteriorated, while the console games market has experienced growth. This shift in the gaming market negatively impacted our print advertising sales and the circulation of our PC gaming magazine.

Sales of products by our e-commerce games distribution business totaled approximately $265 thousand, or 11% of consolidated net revenue, for the year ended December 31, 2005. This represented a decline from the $706 thousand, or 20% of consolidated net revenue, reported for the year ended December 31, 2004.

Our Internet services business, Tralliance, contributed $198 thousand in net revenue for the year ended December 31, 2005. Tralliance, which was acquired in May 2005, began collecting fees for Internet domain name registrations in October 2005. Net revenue attributable to such domain name registrations is recognized as revenue on a straight-line basis over the term of the registrations.

Net revenue generated by our VoIP telephony services division totaled $249 thousand in 2005 as compared to $391 thousand in 2004. During 2004 and 2005, we continued to experience difficulties in creating customer awareness and gaining customer acceptance of our paid VoIP telephony products. As a result, we revised our VoIP product offerings and shifted our focus on the development of new products and features. In addition, as a result of the liquidity issues experienced by the Company during 2005, VoIP marketing and advertising programs were curtailed.

OPERATING EXPENSES BY BUSINESS SEGMENT:

2005	Cost of Revenue	Sales and Marketing	Product Development	General and Administrative	Depreciation and Amortization	Total

Computer games	$2,049,896	$537,005	$697,803	$780,258	$30,845	$4,095,807
Internet services	86,486	488,275	—	831,269	87,112	1,493,142
VoIP telephony services	6,288,577	1,692,420	693,056	3,611,686	1,109,743	13,395,482
Corporate expenses	—	—	—	5,918,956	36,598	5,955,554
	$8,424,959	$2,717,700	$1,390,859	$11,142,169	$1,264,298	$24,939,985

2004	Cost of Revenue	Sales and Marketing	Product Development	General and Administrative	Depreciation and Amortization	Total

Computer games	$2,114,716	$377,531	$475,785	$571,285	$10,606	$3,549,923
VoIP telephony services	6,940,023	6,720,531	578,101	3,266,366	1,355,532	18,860,553
Corporate expenses	—	—	—	3,409,123	32,138	3,441,261
	$9,054,739	$7,098,062	$1,053,886	$7,246,774	$1,398,276	25,851,737
VoIP telephony services:
Impairment charge						1,661,975
Loss on settlement of
contractual obligation						406,750
						$27,920,462

COST OF REVENUE. Cost of revenue totaled $8.4 million for the year ended December 31, 2005 as compared to $9.1 million for the year ended December 31, 2004. The $630 thousand decrease in consolidated cost of revenue was principally attributable to the decline in cost of revenue of the VoIP telephony services segment.

Cost of revenue of our computer games segment totaled $2.0 million for the year ended December 31, 2005, a decrease of $65 thousand from the year ended December 31, 2004. A decline of $268 thousand in cost of revenue associated with our e-commerce games distribution business resulting primarily from a lower volume of games sold as compared to 2004 was partially offset by a $203 thousand increase in cost of revenue attributable to our magazine publishing business. We began distribution of a new publication, Now Playing magazine, in March 2005 which was the principal factor contributing to the increase in cost of revenue compared to 2004. We sold Now Playing magazine and the accompanying website in January 2006 for $130 thousand in cash.

During the years ended December 31, 2005 and 2004, VoIP telephony services cost of revenue included charges of approximately $71 thousand and $1.5 million, respectively, related to write-downs of telephony equipment inventory. Excluding the impact of such charges on both 2005 and 2004, cost of revenue of our VoIP telephony services division increased $754 thousand as compared to 2004. Throughout 2004, the Company increased its VoIP network capacity by entering into agreements with numerous carriers for leased equipment and services and with third parties for a number of leased data center facilities. The Company also expanded its internal network support function by hiring additional technical personnel. Due to the ramp-up of network costs during 2004, the Company incurred higher network operating and support costs during 2005 compared to 2004. In addition, the Company discontinued the capitalization of software development costs in its VoIP telephony business and began charging such costs to expense as incurred as a result of the review of long-lived assets for impairment performed in connection with the preparation of its 2004 year-end consolidated financial statements. Cost of revenue for the year ended December 31, 2005 included approximately $420 thousand in expenses related to such software costs.

SALES AND MARKETING. Sales and marketing expenses totaled $2.7 million for the year ended December 31, 2005, a decrease of $4.4 million from the $7.1 million reported for 2004. The VoIP telephony services business incurred significant costs during 2004 for Internet and television advertising campaigns, as well as commissions expenses related to its VoIP products. During the first quarter of 2005, the Company re-evaluated its existing VoIP telephony services business plan and began the process of terminating and/or modifying certain of its existing product offerings and marketing programs. The Company also began to develop and test certain new VoIP products and features. As a result, the VoIP telephony services business segment essentially curtailed its sales and marketing efforts in 2005, which resulted in a year over year decline of $5.0 million in this expense category as compared to 2004. Partially offsetting this decline were the sales and marketing expenses incurred by Tralliance since date of acquisition of $488 thousand and an increase of $159 thousand in sales and marketing expenses of our computer games segment.

PRODUCT DEVELOPMENT. Product development expenses totaled $1.4 million for the year ended December 31, 2005 as compared to $1.1 million for the year ended December 31, 2004. The increase in product development expenses as compared to 2004 was primarily due to increases in website development costs incurred by our computer games businesses and personnel costs related to the continued development of our retail VoIP telephony products.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses of $11.1 million for the year ended December 31, 2005 increased $3.9 million from the $7.2 million reported for 2004. The primary factors contributing to the increase in consolidated general and administrative expenses as compared to 2004 were $3.0 million in higher bonuses awarded to executive officers and the inclusion of approximately $831 thousand in general and administrative expenses incurred by our Internet services business in 2005. Tralliance, which comprises our Internet services segment, was acquired in May 2005 and the results of its operations have been included in our results only since its date of acquisition.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense totaled $1.3 million for the year ended December 31, 2005 as compared to $1.4 million for the year ended December 31, 2004. Depreciation and amortization expense incurred by our VoIP telephony services division declined approximately $246 thousand in comparison to 2004 primarily as a result of the write-off of certain long-lived assets as of December 31, 2004.

INTEREST EXPENSE, NET. Interest expense, net of interest income, totaled $4.1 million for the year ended December 31, 2005 as compared to $666 thousand in 2004. A total of $4.0 million of non-cash interest expense was recorded during 2005 related to the beneficial conversion features of the $4.0 million of secured demand convertible promissory notes issued by the Company during 2005. During 2004, approximately $687 thousand of non-cash interest expense was recorded related to the beneficial conversion feature of the $2.0 million demand convertible promissory note acquired by our Chairman and Chief Executive Officer and his spouse in February 2004.

OTHER EXPENSE, NET. Other expense, net, included reserves against the amounts loaned by the Company to Tralliance prior to its acquisition, totaling approximately $280 thousand and $507 thousand in 2005 and 2004, respectively. Partially offsetting the 2004 expense, was a favorable settlement of a vendor claim previously disputed by the computer games business segment of approximately $350 thousand.

INCOME TAXES. An income tax benefit of $13.6 million was recognized for continuing operations for the year ended December 31, 2005, as we were able to utilize our 2005 losses incurred by continuing operations, as well as losses from prior years, to partially offset the 2005 income and gain on sale of our discontinued operations. During the year ended December 31, 2004, an income tax benefit of approximately $371 thousand was recognized for continuing operations which served to offset the income tax provision recorded for discontinued operations.

DISCONTINUED OPERATIONS

As mentioned previously, the Company sold the business and substantially all of the net assets of SendTec, its marketing services business, effective October 31, 2005. SendTec was originally acquired by the Company on September 1, 2004. Accordingly, the results of SendTec have been reported as discontinued operations in the accompanying consolidated statements of operations for the years ended December 31, 2005 and 2004.

Income from the activities of discontinued operations, net of income taxes, totaled approximately $69 thousand for the year ended December 31, 2005 compared to $602 thousand for the year ended December 31, 2004. The gain on the sale of SendTec included in the Company’s results of operations for 2005, totaled approximately $1.8 million, net of an income tax provision of approximately $13.2 million. Reference should be made to Note 3, “Discontinued Operations - SendTec, Inc.”, of the Notes to Consolidated Financial Statements for details regarding the sale.

LIQUIDITY AND CAPITAL RESOURCES

FUTURE AND CRITICAL NEED FOR CAPITAL

For the reasons described below, Company management does not believe that cash on hand and cash flow generated internally by the Company will be adequate to fund the operation of its businesses beyond a short period of time. Additionally, we have received a report from our independent accountants, relating to our December 31, 2006 audited financial statements, containing an explanatory paragraph stating that our recurring losses from operations and our accumulated deficit raise substantial doubts about our ability to continue as a going concern.

On June 1, 2006, MySpace, Inc. (“MySpace”), a Delaware corporation, filed a lawsuit in the United States District Court for the Central District of California against theglobe.com, inc. (the “Company”). We were served with the lawsuit on June 6, 2006. MySpace alleged that the Company sent at least 100,000 unsolicited and unauthorized commercial email messages to MySpace members using MySpace user accounts improperly established by the Company, that the user accounts were used in a false and misleading fashion and that the Company's alleged activities constituted violations of the CAN-SPAM Act, the Lanham Act and California Business & Professions Code § 17529.5 (the “California Act”), as well as trademark infringement, false advertising, breach of contract, breach of the covenant of good faith and fair dealing, and unfair competition. MySpace seeks monetary penalties, damages and injunctive relief for these alleged violations. It asserts entitlement to recover "a minimum of" $62.3 million of damages, in addition to three times the amount of MySpace's actual damages and/or disgorgement of the Company's purported profits from alleged violations of the Lanham Act, punitive damages and attorneys’ fees. Subsequent discovery in the case disclosed that the total number of unsolicited messages was approximately 400,000.

On February 28, 2007, the Court entered an order (the “Order”) granting in part MySpace’s motion for summary judgment, finding that the Company was liable for violation of the CAN-SPAM Act and the California Business & Professions Code, and for breach of contract (as embodied in MySpace’s “Terms of Service” contract). The Order also upheld as valid that portion of MySpace’s Terms of Service contract which provides for liquidated damages of $50 per email message sent after March 17, 2006 in violation of such Terms. The Company estimates that approximately 110,000 of the emails in question were sent after such date, which could result in damages of approximately $5.5 million. In addition, the CAN-SPAM Act provides for statutory damages of between $100 and $300 per email sent in violation of the statute. Total damages under CAN-SPAM could therefore range between about $40 million to about $120 million. In addition, under the California Act, statutory damages of $1 million “per incident” could be assessed.

On March 15, 2007, the Company entered into a Settlement Agreement with MySpace whereby it agreed to pay MySpace approximately $2.6 million on or before April 5, 2007 in exchange for a mutual release of all claims against one another, including any claims against the Company’s directors and officers. As part of the settlement, Michael Egan, the Company’s CEO, who is also an affiliate of the Company, agreed to enter into an agreement with MySpace on or before April 5th pursuant to which he would, among other things, provide a letter of credit, cash or other equivalent security (collectively, “Security”) in form and substance satisfactory to MySpace. Such Security is to expire and be released on the 100th day following the Company’s payment of the foregoing $2.6 million so long as no bankruptcy petition, assignment for the benefit of creditors or like liquidation, reorganization or insolvency proceeding is instituted or filed related to the Company during such 100-day period.

The Company does not currently have the resources to both pay the $2.6 million settlement amount and to fund operations beyond April 2007. The Company intends to seek to raise capital or otherwise borrow funds with which to pay such amount and otherwise to fund operations. Although there is no commitment to do so, any such funds would most likely come primarily from Mr. Egan or affiliates of Mr. Egan or the Company, as the Company currently has no access to credit facilities with traditional third party lenders and has historically relied on borrowings from related parties to meet short-term liquidity needs. Any such capital raised would not be registered under the Securities Act of 1933 and would not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. There can be no assurance that the Company will be successful in raising such capital or borrowing such funds and any capital raised will likely result in very substantial dilution of the number of shares outstanding or which could be outstanding upon the exercise or conversion of any derivative securities issued by the Company as part of such capital raise. The failure to pay the $2.6 million to MySpace and/or the failure to satisfactorily provide the Security would result in a resumption of the litigation with MySpace and, in all likelihood, would have a material adverse effect on the Company, including the potential bankruptcy and cessation of business of the Company.

The Company continues to incur consolidated net losses and management believes that the Company will continue to be unprofitable in the foreseeable future. As of February 28, 2007, the Company had a net working capital deficit of approximately $7.3 million, inclusive of a cash and cash equivalents balance of approximately $4.0 million. Such working capital deficit includes a settlement liability of approximately $2.6 million owed to MySpace and an aggregate of $3.4 million in secured convertible demand notes (the “Convertible Notes”) and approximately $611 thousand of accrued interest due to entities controlled by the Company’s Chairman and Chief Executive Officer. Inasmuch as substantially all of the assets of the Company and its subsidiaries secure the Convertible Notes, in connection with any resulting proceeding to collect the indebtedness related to the Convertible Notes, the noteholders could seize and sell the assets of the Company and its subsidiaries, any or all of which would have a material adverse effect on the financial condition and future operations of the Company, including the potential bankruptcy or cessation of business of the Company.

It is our preference to avoid filing for protection under the U.S. Bankruptcy Code. However, in order to avoid such filing and continue as a going concern, we believe that, in addition to settling the MySpace litigation as discussed above, we must (i) quickly raise a sufficient amount of capital; (ii) successfully implement a business plan focused primarily on expanding our Tralliance Internet services revenue base, and reducing Tralliance and corporate overhead expenses; and (iii) successfully eliminate future losses incurred by our VoIP telephony services and computer games business segments by effectuating our planned shutdown and/or selling certain component assets of these businesses. There can be no assurance that the Company will be able to successfully complete any or all of the above actions which we believe are required in order to continue as a going concern.

Tralliance, the Company’s Internet services business, began collecting fees related to its “.travel” registry business in October 2005. In August 2006, we introduced our online search engine dedicated to the travel industry, www.search.travel, and launched a national television campaign to promote the new search engine and website. During the third quarter of 2006, we also expanded Tralliance’s domestic and international sales and marketing infrastructure, principally by entering into a number of arrangements with third party consultants and travel-related organizations. At this time, our primary objective is to quickly and substantially increase Tralliance’s revenue levels. In this regard, we are focused on accelerating the rate of new “.travel” domain name registrations, both in the U.S. and in international markets, in order to generate current revenue and to also provide a base for future registration renewal revenue. Additionally, we are focused on generating sponsorship and search advertising revenue streams from our newly established www.search.travel search engine and website. In addition to the factors set forth in the preceding paragraph, management presently believes that its success in quickly and substantially increasing Tralliance’s revenue levels will be a critical factor in the Company’s ability to continue as a going concern.

In March 2007 management and the Board of Directors of the Company made the decision to cease all activities related to its Computer Games businesses, including discontinuing the operations of its magazine publications, e-commerce games distribution business and related websites. The Company’s decision to shutdown its Computer Games businesses was based primarily on the historical losses sustained by these businesses during the recent past and management’s expectations of continued future losses. The Company is currently in the process of implementing a business shutdown plan, which includes the termination of employee and vendor relationships and the collection and payment of outstanding accounts receivables and payables. We are also attempting to sell certain of the businesses’ component assets; however, we do not expect the proceeds from such sales to be significant. As of December 31, 2006, the carrying amount of the major classes of the Computer Games business segment’s assets and liabilities consisted of current assets of $600 thousand, fixed assets of $39 thousand and current liabilities of $321 thousand.

In addition, in March 2007, management and the Board of Directors of the Company decided to discontinue the operating, research and development activities of its VoIP telephony services business and terminate all of the remaining employees of the business. At this time, the Company intends to only incur those costs required to maintain the service obligations of the license agreement with Speecho, LLC. The Company has no plans to actively market the further licensing of its chat, VoIP and video communications technology. The Company’s decision to discontinue the operations of its VoIP telephony services business was based primarily on the historical losses sustained by the business during the past several years, management’s expectations of continued losses for the foreseeable future and estimates of the amount of capital required to attempt to successfully monetize its business. The Company is currently in the process of implementing a business shutdown plan, which includes the termination of its existing carrier and vendor relationships, as well as the payment and/or settlement of outstanding payables. We are also attempting to sell certain of the businesses’ component assets; however, we do not expect the proceeds from such sales to be significant. As of December 31, 2006, the carrying amount of the major classes of the VoIP telephony services business segment’s assets and liabilities consisted of current assets of $139 thousand, fixed assets of $182 thousand and current liabilities of approximately $2.3 million.

We are in the process of evaluating the recoverability of our existing computer games and VoIP telephony services businesses’ assets, and at this time, we do not anticipate significant future impairment or other charges in this regard. Any such charges, if and when determined to be required, will be recorded when identified. We are also in the process of evaluating the amount of costs expected to be incurred in shutting down our computer games and VoIP telephony services businesses. The amount of these shutdown costs, including costs related to employee termination benefits and vendor contract termination costs are not yet certain, however, at the present time, we believe that total cash expenditures for shutdown costs will range between $20 thousand and $135 thousand for our computer games business and between zero and $700 thousand for our VoIP telephony services business. We currently expect the shutdown of our computer games and VoIP telephony services businesses to be substantially completed by the end of the second quarter of 2007.

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

CASH FLOW ITEMS

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

As of December 31, 2006, we had approximately $5.3 million in cash and cash equivalents as compared to $16.5 million, excluding $1.0 million of funds held in escrow, as of December 31, 2005. Net cash and cash equivalents used in operating activities of continuing operations were $12.4 million and $17.6 million, for the years ended December 31, 2006 and 2005, respectively. The period-to-period decrease in net cash and cash equivalents used in operating activities of continuing operations resulted primarily from the impact of lower losses from continuing operations before income taxes in 2006 compared to 2005, partially offset by lower non-cash expenses and lower favorable working capital changes in 2006 compared to 2005. The operating activities of discontinued operations provided approximately $3.0 million of net cash and cash equivalents during 2005.

Net cash and cash equivalents of $1.2 million were provided by investing activities during the year ended December 31, 2006. As a result of the October 2005 sale of the SendTec business, we were required to place $1.0 million of cash in an escrow account to secure our indemnification obligations. In March 2006, pursuant to the related escrow agreement, $750 thousand of the escrow funds were released to the Company, with the remaining $250 thousand released in December 2006. The remaining $32 thousand in escrow funds released during 2006 represented funds which had been held in escrow in connection with sweepstakes promotions conducted by the VoIP telephony services division. In addition, during 2006, we received proceeds of $138 thousand from the sale of certain VoIP property and equipment and $130 thousand from the sale of our Now Playing magazine publication and website. During 2005, our continuing operations used a total of $1.4 million in investing activities, including the $1.0 million in funds placed in escrow as a result of the SendTec sale mentioned above, $296 thousand for capital expenditures and $280 thousand of loans to Tralliance prior to its acquisition by the Company.

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

Cash and cash equivalents used in financing activities totaled $12 thousand and $1.2 million for the years ended December 31, 2006 and 2005, respectively. During 2005, we received proceeds of $4.0 million from the issuance of Convertible Notes and we also paid $1.4 million of outstanding debt balances. As mentioned above, approximately $4.0 million of the total $11.6 million cash paid for the redemption of the 28.9 million shares of our Common Stock from the former management of SendTec was attributed to the “fair value” of the Common Stock issued for financial accounting purposes.

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

As of December 31, 2005, we had approximately $16.5 million in cash and cash equivalents as compared to $6.7 million as of December 31, 2004. These balances do not include cash held in escrow accounts totaling approximately $1.0 million and $93 thousand as of December 31, 2005 and 2004, respectively. Net cash and cash equivalents used in operating activities of continuing operations were $17.6 million and $19.6 million, for the years ended December 31, 2005 and 2004, respectively. The period-to-period decrease in net cash and cash equivalents used in operating activities of continuing operations resulted primarily from decreased net losses attributable to continuing operations in combination with the impact of higher non-cash interest expense and favorable working capital changes in 2005 compared to 2004, partially offset by the $13.6 million deferred tax benefit recorded for continuing operations for 2005.

Net cash and cash equivalents provided by operating activities of discontinued operations totaled approximately $3.0 million in 2005, an increase of $1.1 million from the $1.9 million reported for 2004.

Net cash and cash equivalents of $1.4 million were used in investing activities of continuing operations during the year ended December 31, 2005 as compared to $3.1 million in 2004. Net funds placed in escrow accounts totaled $938 thousand in 2005 and $93 thousand in 2004. As a result of the October 2005 sale of the SendTec business, we were required to place $1.0 million of cash in an escrow account to secure our indemnification obligations. We incurred costs totaling $296 thousand and $2.6 million for capital expenditures during 2005 and 2004, respectively. Capital expenditures in 2004 related primarily to the development of our VoIP telephony network and VoIP customer billing system. We also loaned approximately $280 thousand and $467 thousand to Tralliance prior to its acquisition by the Company during the years ended December 31, 2005 and 2004, respectively.

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

We used $1.2 million of cash and cash equivalents in financing activities during 2005. As discussed previously in the comparison of the results of operations for the year ended December 31, 2006 compared to the year ended December 31, 2005, we received proceeds of $4.0 million from the issuance of Convertible Notes during 2005. We also paid $1.4 million of outstanding debt balances during 2005. As mentioned above, approximately $4.0 million of the total $11.6 million cash paid for the redemption of the 28.9 million shares of our Common Stock from the former management of SendTec was attributed to the “fair value” of the Common Stock issued for financial accounting purposes. During the year ended December 31, 2004, $28.9 million of cash and cash equivalents were provided by financing activities. During March 2004, the Company completed a private offering of its Common Stock and warrants to acquire its Common Stock, for net proceeds totaling approximately $27.0 million. In addition, in February 2004, the Company issued a $2.0 million Bridge Note which was subsequently converted into our Common Stock in connection with the March 2004 private offering.

CAPITAL TRANSACTIONS

On November 22, 2006, the Company entered into certain Marketing Services Agreements (the “Marketing Services Agreements”) with two entities whereby the entities agreed to market certain of the Company’s products in exchange for certain commissions and promotional fees and which granted the Company exclusive right to certain uses of a tradename in connection with certain of the Company’s websites. Additionally, on November 22, 2006, in connection with the Marketing Services Agreements, the Company entered into a Warrant Purchase Agreement with Carl Ruderman, the controlling shareholder of the entities. The Warrant Purchase Agreement provides for the issuance to Mr. Ruderman of one warrant to purchase 5,000,000 shares of the Company’s Common Stock at an exercise price of $0.15 per share with a three year term and a second warrant to purchase 5,000,000 shares of the Company’s Common Stock at an exercise price of $0.15 per share with a term of four years. Each warrant provides for the extension of the exercise term by an additional three years if certain criteria are met under the Marketing Services Agreements. The Warrant Purchase Agreement grants to Mr. Ruderman “piggy-back” registration rights with respect to the shares of the Company’s Common Stock issuable upon exercise of the warrants.

In connection with the issuance of the warrants, on November 22, 2006, Mr. Ruderman entered into a Stockholders’ Agreement with the Company’s chairman and chief executive officer, the Company’s president and certain of their affiliates. Pursuant to the Stockholders’ Agreement, Mr. Ruderman granted an irrevocable proxy over the shares issuable upon exercise of the warrants to E&C Capital Partners, LLLP and granted a right of first refusal over his shares to all of the other parties to the Stockholders’ Agreement. Mr. Ruderman also agreed to sell his shares under certain circumstances in which the other parties to the Stockholders’ Agreement have agreed to sell their respective shares. Mr. Ruderman was also granted the right to participate in certain sales of the Company’s Common Stock by the other parties to the Stockholders’ Agreement.

On August 10, 2005, we entered into an Asset Purchase Agreement with RelationServe Media, Inc. ("RelationServe") whereby we agreed to sell all of the business and substantially all of the net assets of our SendTec marketing services subsidiary to RelationServe for $37.5 million in cash, subject to certain net working capital adjustments. On August 23, 2005, we entered into Amendment No. 1 to the Asset Purchase Agreement with RelationServe (the “1st Amendment” and together with the original Asset Purchase Agreement, the “Purchase Agreement”). On October 31, 2005, we completed the asset sale. Including adjustments to the purchase price related to excess working capital of SendTec as of the date of sale, we received an aggregate of approximately $39.9 million in cash pursuant to the Purchase Agreement. In accordance with the terms of an escrow agreement established as a source to secure our indemnification obligations under the Purchase Agreement, $1.0 million of the purchase price and an aggregate of 2,272,727 shares of theglobe’s unregistered Common Stock (valued at $750 thousand pursuant to the terms of the Purchase Agreement based upon the average closing price of the stock in the 10 day period preceding the closing of the sale) were placed into escrow. During 2006, the escrowed cash and shares of theglobe’s Common Stock were released to the Company and the common shares were retired.

Additionally, as contemplated by the Purchase Agreement, immediately following the asset sale, we completed the redemption of 28,879,097 shares of our Common Stock owned by six members of management of SendTec for approximately $11.6 million in cash pursuant to a Redemption Agreement dated August 23, 2005. The 28,879,097 common shares redeemed were retired effective October 31, 2005. Pursuant to a separate Termination Agreement, we also terminated and canceled 1,275,783 stock options and the contingent interest in 2,062,785 earn-out warrants held by the six members of management in exchange for approximately $400 thousand in cash. We also terminated 829,678 stock options of certain other non-management employees of SendTec and entered into bonus arrangements with a number of other non-management SendTec employees for amounts totaling approximately $600 thousand.

On May 9, 2005, we exercised our option to acquire all of the outstanding capital stock of Tralliance. The purchase price consisted of the issuance of 2,000,000 shares of our Common Stock, warrants to acquire 475,000 shares of our Common Stock and $40 thousand in cash. The warrants are exercisable for a period of five years at an exercise price of $0.11 per share. As part of the transaction, 10,000 shares of our Common Stock were also issued to a third party in payment of a finder’s fee resulting from the acquisition. The Common Stock issued as a result of the acquisition of Tralliance is entitled to certain "piggy-back" registration rights.

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

The Convertible Notes are convertible at the option of the Noteholders into shares of our Common Stock at an initial price of $0.05 per share. Through December 31, 2006, an aggregate of $600 thousand of Convertible Notes were converted by the Noteholders into an aggregate of 12,000,000 shares of our Common Stock. Assuming full conversion of all Convertible Notes which remain outstanding as of December 31, 2006, an additional 68,000,000 shares of our Common Stock would be issued to the Noteholders. The Convertible Notes provide for interest at the rate of ten percent per annum and are secured by a pledge of substantially all of the assets of the Company. The Convertible Notes are due and payable five days after demand for payment by the Noteholders.

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

In addition, warrants to acquire shares of our Common Stock would be issued to the former shareholders of SendTec when and if SendTec exceeded forecasted operating income, as defined, of $10.125 million, for the year ended December 31, 2005. The number of earn-out warrants issuable ranged from an aggregate of approximately 250,000 to 2,500,000 (if actual operating income exceeded the forecast by at least 10%). Pursuant to the Termination Agreement described above, the contingent interest in approximately 2,063,000 of the earn-out warrants was canceled effective October 31, 2005. The remainder of the earn-out warrants expired on December 31, 2005, as the operating income target was not achieved.

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

In March 2004, we completed a private offering of 333,816 units (the "Units") for a purchase price of $85 per Unit (the "PIPE Offering"). Each Unit consisted of 100 shares of our Common Stock, $0.001 par value (the "Common Stock"), and warrants to acquire 50 shares of our Common Stock (the "Warrants"). The Warrants are exercisable for a period of five years commencing 60 days after the initial closing at an initial exercise price of $0.001 per share. The aggregate number of shares of Common Stock issued in the PIPE Offering was 33,381,647 shares for an aggregate consideration of approximately $28.4 million, or approximately $0.57 per share assuming the exercise of the 16,690,824 Warrants. As of December 31, 2006, approximately 510,000 of the Warrants remained outstanding.

Halpern Capital, Inc., acted as placement agent for the PIPE Offering, and was paid a commission of $1.2 million and issued a warrant to acquire 1,000,000 shares of our Common Stock at $0.001 per share. All of the shares underlying the warrant had been issued by year-end 2005.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes theglobe’s contractual obligations as of December 31, 2006. These contractual obligations are more fully disclosed in Note 9, “Debt,” and Note 13, “Commitments,” in the accompanying Notes to Consolidated Financial Statements.
	Payments Due By Period
		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years

Notes payable*	$3,400,000	$3,400,000	$—	$—	$—
Network commitments	539,000	503,000	36,000	—	—
Registry commitments	1,254,000	329,000	311,000	220,000	394,000
Operating leases	264,000	248,000	16,000	—	—
Other purchase obligations	240,000	240,000	—	—	—
Total contractual obligations	$5,697,000	$4,720,000	$363,000	$220,000	$394,000

* Excludes accrued and unpaid interest of approximately $556,000 as of December 31, 2006.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2006, we did not have any material off-balance sheet arrangements that have or are reasonably likely to have a material effect on our current or future financial condition, revenues or expenses, results of operations, liquidity, or capital resources.

EFFECTS OF INFLATION

Due to relatively low levels of inflation in 2006, 2005 and 2004, inflation has not had a significant effect on our results of operations.

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

REVENUE RECOGNITION

The Company's revenue from continuing operations was derived principally from the sale of print advertisements under short-term contracts in our magazine publications; through the sale of our magazine publications through newsstands and subscriptions; from the sale of video games and related products through our e-commerce games distribution business; from the sale of Internet domain registrations and from the sale of VoIP telephony services. There is no certainty that events beyond anyone's control such as economic downturns or significant decreases in the demand for our services and products will not occur and accordingly, cause significant decreases in revenue.

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

INTERNET SERVICES

Internet services net revenue consists principally of registration fees for Internet domain registrations, which generally have terms of one year, but may be up to ten years. Such registration fees are reported net of transaction fees paid to an unrelated third party which serves as the registry operator for the Company. Net registration fee revenue is recognized on a straight line basis over the registrations term.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 expands the scope of what entities may carry at fair value by offering an irrevocable option to record many types of financial assets and liabilities at fair value. Changes in fair value would be recorded in an entity’s income statement. This accounting standard also establishes presentation and disclosure requirements that are intended to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company on January 1, 2008. Earlier application is permitted under certain circumstances. We are currently evaluating the requirements of SFAS No. 159 and have not yet determined the impact on our consolidated financial statements.

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

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” which clarifies accounting for and disclosure of uncertainty in tax positions. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting FIN No. 48 on our consolidated financial statements. At this point, the Company does not believe that the adoption of FIN No. 48 will have a material effect on its consolidated financial position, cash flows and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Interest rate risk refers to fluctuations in the value of a security resulting from changes in the general level of interest rates. Investments that we classify as cash and cash equivalents have original maturities of three months or less and therefore, are not affected in any material respect by changes in market interest rates. At December 31, 2006, debt was composed of $3.4 million of fixed rate instruments due to affiliates on demand with an aggregate average interest rate of 10.0%.

Foreign Currency Risk. We transact business in U.S. dollars. Foreign currency exchange rate fluctuations do not have a material effect on our results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

THEGLOBE.COM, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

PAGE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

CONSOLIDATED FINANCIAL STATEMENTS

BALANCE SHEETS	F-3

STATEMENTS OF OPERATIONS	F-4

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE
INCOME (LOSS)	F-5

STATEMENTS OF CASH FLOWS	F-6

NOTES TO FINANCIAL STATEMENTS	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
theglobe.com, inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of theglobe.com, inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of theglobe.com, inc. and Subsidiaries as of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States.

The accompanying 2006 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring net losses and has a significant deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RACHLIN COHEN & HOLTZ LLP

Fort Lauderdale, Florida
March 28, 2007

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,	DECEMBER 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$5,316,218	$16,480,660
Restricted cash	—	1,031,764
Accounts receivable, less allowance for doubtful accounts of
of approximately $20,000 and $128,000, respectively	589,180	452,398
Inventory, less reserves of approximately $370,000 and $434,000,
respectively	37,736	66,271
Prepaid expenses	508,082	1,022,771
Other current assets	21,546	146,889

Total current assets	6,472,762	19,200,753

Property and equipment, net	365,524	1,455,653
Intangible assets	526,824	715,035
Other assets	40,000	40,000

Total assets	$7,405,110	$21,411,441

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$2,796,637	$2,564,988
Accrued expenses and other current liabilities	4,284,655	2,177,815
Income taxes payable	—	806,406
Deferred revenue	1,294,532	985,981
Notes payable due affiliates	3,400,000	3,400,000
Current portion of long-term debt	—	28,447

Total current liabilities	11,775,824	9,963,637

Deferred revenue	232,433	173,003

Total liabilities	12,008,257	10,136,640

Commitments and Contingencies (Notes 13 and 14)

Stockholders' Equity (Deficit):
Common stock, $0.001 par value; 500,000,000 shares authorized;
172,484,838 and 174,373,091 shares issued at December 31, 2006
and December 31, 2005, respectively	172,485	174,373
Additional paid-in capital	289,088,557	288,740,889
Escrow shares	—	(750,000)
Accumulated deficit	(293,864,189)	(276,890,461)
Total stockholders' equity (deficit)	(4,603,147)	11,274,801

Total liabilities and stockholders' equity (deficit)	$7,405,110	$21,411,441

See notes to consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004

Net Revenue	$3,482,024	$2,395,378	$3,498,791

Operating Expenses:
Cost of revenue	4,160,675	8,424,959	9,054,739
Sales and marketing	3,988,051	2,717,700	7,098,062
Product development	1,379,145	1,390,859	1,053,886
General and administrative	9,866,521	11,142,169	7,246,774
Depreciation	887,645	1,189,097	1,295,442
Intangible asset amortization	188,211	75,201	102,834
Impairment charge	—	—	1,661,975
Loss on settlement of contractual obligation	—	—	406,750
	20,470,248	24,939,985	27,920,462

Operating Loss from Continuing Operations	(16,988,224)	(22,544,607)	(24,421,671)

Other Income (Expense), net:
Interest income (expense), net	120,171	(4,143,229)	(666,348)
Other income (expense), net	18,638	(274,082)	(158,550)
	138,809	(4,417,311)	(824,898)

Loss from Continuing Operations
Before Income Tax	(16,849,415)	(26,961,918)	(25,246,569)
Income Tax Provision (Benefit)	124,313	(13,613,538)	(370,891)
Loss from Continuing Operations	(16,973,728)	(13,348,380)	(24,875,678)

Discontinued Operations, net of tax:
Income from operations	—	68,801	602,477
Gain on sale of discontinued operations	—	1,769,531	—
Income from Discontinued Operations	—	1,838,332	602,477

Net Loss	$(16,973,728)	$(11,510,048)	$(24,273,201)

Earnings (Loss) Per Share -
Basic and Diluted:
Continuing Operations	$(0.10)	$(0.07)	$(0.19)
Discontinued Operations	$—	$0.01	$—
Net Loss	$(0.10)	$(0.06)	$(0.19)

Weighted Average Common Shares Outstanding	174,674,000	182,539,000	127,843,000

See notes to consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AND COMPREHENSIVE INCOME (LOSS)

		Common Stock		Additional Paid-in	Escrow	Treasury	Accumulated
	Preferred Stock	Shares	Amount	Capital	Shares	Stock	Deficit	Total
Balance, December 31, 2003	$500,000	50,245,574	$50,246	$238,301,862	$-	$(371,458)	$(236,300,111)	$2,180,539
Year Ended December 31, 2004:
Net loss	-	-	-	-	-	-	(24,273,201)	(24,273,201)
Realized gain on securities	-	-	-	-	-	-	(1,562)	(1,562)
Comprehensive loss	-	-	-	-	-	-	-	(24,274,763)
Issuance of common stock:
Private offering, net of
offering costs	-	33,381,647	33,382	26,939,363	-	-	-	26,972,745
Conversion of Series F Preferred
Stock and exercise of
associated warrants	(500,000)	19,639,856	19,640	480,360	-	-	-	-
Conversion of $1,750,000
Convertible Notes	-	22,829,156	22,829	1,654,546	-	-	-	1,677,375
Conversion of $2,000,000
Bridge Note	-	3,527,337	3,527	1,996,473	-	-	-	2,000,000
Acquisition of SendTec	17,500	17,500,024	17,500	11,163,275	-	-	-	11,198,275
Conversion of Series H
Preferred Stock	(17,500)	17,500,500	17,500	-	-	-	-	-
Exercise of warrants owned
by Dancing Bear
Investments	-	2,779,560	2,780	(2,780)	-	-	-	-
Exercise of stock options	-	639,000	639	183,907	-	-	-	184,546
Exercise of warrants	-	6,273,024	6,273	5,151	-	-	-	11,424
Beneficial conversion feature
of $2,000,000 Bridge Note
and warrants	-	-	-	687,000	-	-	-	687,000
Employee stock-based
compensation	-	-	-	416,472	-	-	-	416,472
Issuance of stock options to
non-employees	-	-	-	463,775	-	-	-	463,775
Balance, December 31, 2004	-	174,315,678	174,316	282,289,404	-	(371,458)	(260,574,874)	21,517,388
Year Ended December 31, 2005:
Net loss	-	-	-	-	-	-	(11,510,048)	(11,510,048)
Issuance of common stock:
Settlement of contractual
obligation	-	300,000	300	73,950	-	-	-	74,250
Acquisition of Tralliance	-	2,010,000	2,010	196,877	-	-	-	198,887
Conversion of Convertible Notes	-	12,000,000	12,000	588,000	-	-	-	600,000
Exercise of stock options	-	2,001,661	2,001	164,840	-	-	-	166,841
Exercise of warrants	-	11,051,403	11,051	-	-	-	-	11,051
Beneficial conversion features of
$4,000,000 Convertible Notes	-	-	-	4,000,000	-	-	-	4,000,000
Employee stock-based
compensation	-	-	-	48,987	-	-	-	48,987
Issuance of stock options to
non-employees	-	-	-	176,050	-	-	-	176,050
Stock-based compensation
related to discontinued
operations	-	-	-	455,054	-	-	-	455,054
Issuance of escrow shares	-	2,272,727	2,273	747,727	(750,000)	-	-	-
Redemption of common stock	-	-	-	-	-	(4,043,074)	-	(4,043,074)
Repurchase of vested stock options	-	-	-	-	-	-	(420,585)	(420,585)
Retirement of treasury stock	-	(29,578,378)	(29,578)	-	-	4,414,532	(4,384,954)	-
Balance, December 31, 2005	-	174,373,091	174,373	288,740,889	(750,000)	-	(276,890,461)	11,274,801
Net loss	-	-	-	-	-	-	(16,973,728)	(16,973,728)
Issuance of common stock for
services rendered	-	35,000	35	3,115	-	-	-	3,150
Issuance of warrants	-	-	-	515,262	-	-	-	515,262
Exercise of stock options	-	349,474	350	18,070	-	-	-	18,420
Employee stock-based
compensation	-	-	-	449,749	-	-	-	449,749
Issuance of stock options to
non-employees	-	-	-	109,199	-	-	-	109,199
Retirement of escrow shares	-	(2,272,727)	(2,273)	(747,727)	750,000	-	-	-

Balance, December 31, 2006	$-	172,484,838	$172,485	$289,088,557	$-	$-	$(293,864,189)	$(4,603,147)

See notes to consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
Cash Flows from Operating Activities:
Net loss	$(16,973,728)	$(11,510,048)	$(24,273,201)
(Income) from discontinued operations	—	(1,838,332)	(602,477)
Net loss from continuing operations	(16,973,728)	(13,348,380)	(24,875,678)

Adjustments to reconcile net loss from continuing operations to net cash flows from operating activities:
Depreciation and amortization	1,075,856	1,264,298	1,398,276
Non-cash expense related to issuance of warrants	515,262	—	—
Employee stock compensation	449,749	48,987	182,970
Loss on sale of property and equipment	130,424	—	—
Compensation related to non-employee stock options	109,199	176,050	463,046
Provision for uncollectible accounts receivable	17,076	125,000	183,149
Non-cash settlements of liabilities	(384,060)	—	(352,455)
Gain on sale of Now Playing magazine	(130,000)	—	—
Non-cash interest expense	—	4,000,000	735,416
Reserve against amounts loaned to Tralliance prior to acquisition	—	280,000	506,500
Provision for excess and obsolete inventory	—	191,261	1,289,196
Write-down of inventory deposit	—	77,250	221,450
Deferred tax benefit	—	(13,613,538)	—
Non-cash impairment charge	—	—	1,661,975
Loss on settlement of contractual obligation	—	—	406,750
Other, net	6,839	(136,284)	212,821

Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable, net	(153,858)	542,912	(327,756)
Inventory, net	28,535	332,047	(1,108,461)
Prepaid and other current assets	640,032	86,824	28,681
Accounts payable	634,383	1,425,050	(751,595)
Accrued expenses and other current liabilities	2,106,840	(90,057)	548,169
Income taxes payable	(806,406)	—	—
Deferred revenue	367,981	995,269	(12,876)

Net cash flows from operating activities of continuing operations	(12,365,876)	(17,643,311)	(19,590,422)
Net cash flows from operating activities of discontinued operations	—	2,990,299	1,857,790

Net cash flows from operating activities	(12,365,876)	(14,653,012)	(17,732,632)

Cash Flows from Investing Activities:
Purchases of property and equipment	(86,158)	(296,170)	(2,643,018)
Net cash released from / (placed in) escrow	1,031,764	(938,357)	(93,407)
Proceeds from the sale of property and equipment	137,626	—	—
Proceeds from the sale of Now Playing magazine	130,000	—	—
Amounts loaned to Tralliance prior to acquisition	—	(280,000)	(466,500)
Other, net	—	119,814	141,385
Net cash flows from investing activities of continuing operations	1,213,232	(1,394,713)	(3,061,540)

(Continued)

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	Year Ended December 31,
	2006	2005	2004

Sale of discontinued operations, net of cash sold	—	34,762,384	—
Redemption agreement payment allocation to sale	—	(7,560,872)	—
Acquisition of discontinued operations, net of cash acquired	—	—	(2,389,520)
Purchases of property and equipment by discontinued operations	—	(184,115)	(40,324)

Net cash flows from investing activities	1,213,232	25,622,684	(5,491,384)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options and warrants	18,420	177,892	195,970
Borrowings on notes payable and long-term debt	—	4,000,000	2,000,000
Payments on notes payable and long-term debt	(30,218)	(1,358,623)	(151,898)
Redemption of common stock	—	(4,043,074)	—
Proceeds from issuance of common stock, net	—	—	26,972,745
Payments of other long-term liabilities, net	—	—	(119,710)

Net cash flows from financing activities	(11,798)	(1,223,805)	28,897,107

Net Increase / (Decrease) in Cash and Cash Equivalents	(11,164,442)	9,745,867	5,673,091
Cash and Cash Equivalents, at beginning of period	16,480,660	6,734,793	1,061,702

Cash and Cash Equivalents, at end of period	$5,316,218	$16,480,660	$6,734,793

See notes to consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	Year Ended December 31,
	2006	2005	2004
Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:
Interest	$12,958	$87,140	$184,093

Income taxes	$930,719	$—	$—

Supplemental Disclosure of Non-Cash Transactions:
Conversion of debt and equity securities into common stock	$—	$600,000	$4,177,375

Additional paid-in capital attributable to the beneficial conversion
features of debt and equity securities	$—	$4,000,000	$687,000

Common stock and warrants issued in connection with the
acquisition of Tralliance Corporation	$—	$198,887	$—

Common stock, preferred stock and stock options issued in
connection with the acquisition of SendTec, Inc.	$—	$—	$11,198,275

Note payable issued in connection with the acquisition of
SendTec, Inc.	$—	$—	$1,000,009

Common stock issued in connection with the settlement of a
contractual obligation	$—	$74,250	$—

See notes to consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE COMPANY

theglobe.com, inc. (the "Company" or "theglobe") was incorporated on May 1, 1995 (inception) and commenced operations on that date. Originally, theglobe.com was an online community with registered members and users in the United States and abroad. That product gave users the freedom to personalize their online experience by publishing their own content and by interacting with others having similar interests. However, due to the deterioration of the online advertising market, the Company was forced to restructure and ceased the operations of its online community on August 15, 2001. The Company then sold most of its remaining online and offline properties. The Company continued to operate its Computer Games print magazine and the associated CGOnline website (www.cgonline.com), as well as the e-commerce games distribution business of Chips & Bits, Inc. (www.chipsbits.com). On June 1, 2002, Chairman Michael S. Egan and Director Edward A. Cespedes became Chief Executive Officer and President of the Company, respectively.

On November 14, 2002, the Company acquired certain Voice over Internet Protocol ("VoIP") assets. In exchange for the assets, the Company issued warrants to acquire 1,750,000 shares of its Common Stock and an additional 425,000 warrants as part of an earn-out structure upon the attainment of certain performance targets. The earn-out performance targets were not achieved and the 425,000 earn-out warrants expired on December 31, 2003.

On May 28, 2003, the Company acquired Direct Partner Telecom, Inc. ("DPT"), a company engaged in VoIP telephony services in exchange for 1,375,000 shares of the Company's Common Stock and the issuance of warrants to acquire 500,000 shares of the Company's Common Stock. The Company acquired all of the physical assets and intellectual property of DPT and originally planned to continue to operate the company as a subsidiary and engage in the provision of VoIP services to other telephony businesses on a wholesale transactional basis. In the first quarter of 2004, the Company decided to suspend DPT's wholesale business and dedicate the DPT physical and intellectual assets to its retail VoIP business. As a result, the Company wrote-off the goodwill associated with the purchase of DPT as of December 31, 2003.

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

As of December 31, 2006, sources of the Company's revenue were derived principally from the operations of its games related businesses and its Internet services business conducted by Tralliance. The Company’s retail VoIP products and services have not produced any significant revenue. See Note 19, “Subsequent Events,” regarding the March 2007 decision by the Company’s management and Board of Directors to discontinue the operations of the Company’s computer games and VoIP telephony services businesses.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries from their respective dates of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions relate to estimates of collectibility of accounts receivable, the valuation of inventory, accruals, the valuations of fair values of options and warrants, the impairment of long-lived assets and other factors. Actual results could differ from those estimates. In addition, the accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business (See Note 2, “Going Concern Considerations”).

CASH AND CASH EQUIVALENTS

Cash equivalents consist of money market funds and highly liquid short-term investments with qualified financial institutions. The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents.

RESTRICTED CASH

Included in restricted cash in the accompanying consolidated balance sheet at December 31, 2005, was approximately $1,000,000 of cash held in escrow in connection with the October 31, 2005 sale of all of the business and substantially all of the net assets of SendTec (see Note 3, “Discontinued Operations - SendTec, Inc.” for further discussion). In addition, at December 31, 2005, restricted cash included $31,764 of cash held in escrow for purposes of sweepstakes promotions being conducted by the VoIP telephony division. The Company has no restricted cash balances as of December 31, 2006.

MARKETABLE SECURITIES

The Company accounts for its investment in debt and equity securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." All such investments were classified as held-to-maturity as of December 31, 2006 and 2005 and were being accounted for at amortized cost. The following is a summary of securities:

	December 31, 2006		December 31, 2005
		Amortized		Amortized
	Cost	Cost Basis	Cost	Cost Basis

Commercial Paper	$995,561	$999,704	$4,981,666	$4,992,666
Municipal Bond Funds	—	—	1,000,000	1,000,071

Amount classified as cash equivalents	$995,561	$999,704	$5,981,666	$5,992,737

During the years ended December 31, 2006, 2005 and 2004, the Company had no significant gross realized gains or losses on sales of securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of certain of the Company's financial instruments, including cash, cash equivalents, restricted cash, marketable securities, accounts receivable, accounts payable, accrued expenses and short-term deferred revenue, approximate their fair value at December 31, 2006 and 2005 due to their short maturities.

INVENTORY

Inventories are recorded on a first in, first out basis and valued at the lower of cost or market value. The Company's reserve for excess and obsolete inventory as of December 31, 2006 and 2005, was approximately $370,000 and $434,000, respectively.

During the years ended December 31, 2005 and 2004, the Company's VoIP telephony services business recorded charges to cost of revenue totaling approximately $71,000 and $1,477,000, respectively, as a result of write-downs required to state its inventory on-hand and related deposits for inventory on order at the lower of cost or market value.

Effective January 31, 2005, the Company formally terminated its contract with a supplier for VoIP telephony handsets and reached an agreement with the supplier to settle the unconditional purchase obligation under such contract. As a result, the Company recorded charges to cost of revenue which increased the inventory reserves related to its VoIP handset inventory by approximately $300,000 as of December 31, 2004. During the third quarter of 2004, the Company had recorded a $600,000 charge to cost of revenue and a corresponding increase to its reserve for excess and obsolete inventory related to the VoIP handset inventory.

In January 2005, the Company sold essentially all of its VoIP adapter inventory on-hand for $235,000 in cash. As a result, approximately $356,000 of additional provisions for excess and obsolete inventory were recorded in order to reflect the VoIP adapter inventory at net realizable value as of December 31, 2004. During 2004, the Company also made advance payments of approximately $299,000 towards future purchases of adapter inventory. The Company recorded charges of approximately $77,250 and $221,000 during the years ended December 31, 2005 and 2004, respectively, to write down the value of such deposits on inventory purchases.

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

At December 31, 2006, the Company had no goodwill and had no other intangible assets with indefinite lives. Intangible assets subject to amortization and included in the accompanying consolidated balance sheet as of December 31, 2006, which consist of the values assigned to certain non-compete agreements, are being amortized on a straight-line basis over an estimated useful life of five years. See Note 5, "Impairment Charge," for a discussion of the charges recorded by the Company as a result of the review of goodwill and intangible assets for impairment in connection with the preparation of the consolidated financial statements as of December 31, 2004.

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

See Note 5, "Impairment Charge," for discussion of the impairment charge recorded by the Company as a result of the review of long-lived assets for impairment in connection with the preparation of the accompanying consolidated statement of operations for the year ended December 31, 2004.

Property and equipment is stated at cost, net of accumulated depreciation and amortization. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the related assets, as follows:

Estimated Useful Lives
VoIP network equipment Capitalized software Other equipment Furniture and fixtures Leasehold improvements	3 years 3 years 3 years 3-7 years 3-4 years

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

Concentration of credit risk in the Company’s Internet services division is generally limited due to the large number of customers of the business. Two customers of the computer games division represented an aggregate of approximately $155,000, or 26%, of net consolidated accounts receivable as of December 31, 2006. Trade accounts receivable of the VoIP telephony services division as of December 31, 2006, which approximated $25,000, consisted entirely of funds held as a deposit by our credit card processor.

REVENUE RECOGNITION

Continuing Operations

COMPUTER GAMES BUSINESSES

Advertising revenue from the sale of print advertisements under short-term contracts in the Company’s magazine publications are recognized at the on-sale date of the magazines.

The Company participates in barter transactions whereby the Company trades marketing data in exchange for advertisements in the publications of other companies. Barter revenue and expenses are recorded at the fair market value of services provided or received, whichever is more readily determinable in the circumstances. Revenue from barter transactions is recognized as income when advertisements or other products are delivered by the Company. Barter expense is recognized when the Company's advertisements are run in other companies' magazines, which typically occurs within one to six months from the period in which barter revenue is recognized. The Company had no barter revenue during the years ended December 31, 2006 and 2005. Barter revenue represented approximately 2% of consolidated net revenue from continuing operations for the year ended December 31, 2004.

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

INTERNET SERVICES

Internet services revenue consists principally of registration fees for Internet domain registrations, which generally have terms of one year, but may be up to ten years. Such registration fees are reported net of transaction fees paid to an unrelated third party which serves as the registry operator for the Company. Payments of registration fees are deferred when initially received and recognized as revenue on a straight-line basis over the registration terms.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred and are included in sales and marketing expense. Advertising costs were approximately $1,019,000, $463,000 and $2,294,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Barter advertising costs were approximately 2% and 4% of total net revenue from continuing operations for the years ended December 31, 2006 and 2005, respectively. The Company incurred no barter advertising costs for the year ended December 31, 2004.

PRODUCT DEVELOPMENT

Product development expenses include salaries and related personnel costs; expenses incurred in connection with website development, testing and upgrades of our computer games websites; editorial and content costs; and costs incurred in the development of our VoIP products. Product development costs and enhancements to existing products are charged to operations as incurred.

STOCK-BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation", supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, “Statement of Cash Flows.” The statement eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. The statement also requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and generally requires all companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. The Company adopted SFAS No. 123R effective January 1, 2006, using the modified prospective application method in accordance with the statement. This application requires the Company to record compensation expense for all awards granted to employees and directors after the adoption date and for the unvested portion of awards that are outstanding at the date of adoption. The Company’s consolidated financial statements as of and for the year ended December 31, 2006, reflect the impact of SFAS No. 123R. In accordance with the modified prospective application method, the Company’s consolidated financial statements for prior periods have not been restated to reflect and do not include the impact of SFAS No. 123R.

Prior to January 1, 2006, the Company had historically followed SFAS No. 123, "Accounting for Stock-Based Compensation," which permitted entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25 ("APB 25") and provide pro forma net earnings (loss) disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. Under this method, compensation expense was recorded on the date of grant only if the then current market price of the underlying stock exceeded the exercise price. The following table presents the Company's pro forma historical net loss had the Company determined compensation cost based on the fair value at the grant date for all of its employee stock options issued under SFAS No. 123:

	Year Ended December 31,
	2005	2004

Net loss - as reported	$(11,510,048)	$(24,273,201)

Add: Stock-based employee compensation expense included in net loss as reported	502,217	416,472

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(1,242,169)	(1,606,271)

Net loss - pro forma	$(12,250,000)	$(25,463,000)

Basic net loss per share - as reported	$(0.06)	$(0.19)
Basic net loss per share - pro forma	$(0.07)	$(0.20)

During the year ended December 31, 2006, a total of 6,130,000 stock options were granted with a per share weighted-average fair value of $0.14 and whose exercise price equaled the market price of the stock on the date of grant. A total of 5,922,250 stock options were granted during the year ended December 31, 2005 with a per share weighted-average fair value of $0.10 and whose exercise price equaled the market price of the stock on the grant date. A total of 7,749,595 stock options were granted during the year ended December 31, 2004, including 1,490,430 stock options with a per share weighted-average fair value of $0.51 and whose exercise price equaled the market price of the stock on the grant date. A total of 6,259,165 stock options were granted during the year ended December 31, 2004 with an exercise price below the market price of the stock on the grant date and a per share weighted-average fair value of $0.47.

Fair values of stock options were calculated using the Black Scholes option-pricing method based on the assumptions noted in the following table. Expected volatilities are based on the historical volatility of theglobe’s Common Stock, over a time period that is consistent with the expected life of the option. Effective January 1, 2006, the Company began using the simplified method as allowed by SEC Staff Accounting Bulletin No. 107 to calculate the expected term of stock option grants, which is the average of the option’s weighted average vesting period and its contractual term. The risk fee interest rate is based on the U.S. Treasury yield in effect at the time of the grant.

	Year Ended December 31,
	2006	2005	2004

Risk-free interest rate	4.00 - 5.00%	3.00 - 4.00%	3.00%
Expected term / life	3 - 6 years	3 - 5 years	3 - 5 years
Volatility	115 -150%	160%	160%
Weighted average volatility	140%	160%	160%
Expected dividend rate	0	0	0

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

Due to the Company's net losses from continuing operations, the effect of potentially dilutive securities or common stock equivalents that could be issued was excluded from the diluted net loss per common share calculation due to the anti-dilutive effect. Such potentially dilutive securities and common stock equivalents consisted of the following for the periods ended:

	December 31,
	2006	2005	2004

Options to purchase common stock	20,143,000	15,373,000	15,984,000

Common shares issuable upon
conversion of Convertible Notes	68,000,000	68,000,000	—

Common shares issuable upon exercise
of Warrants	16,911,000	8,776,000	20,375,000

Total	105,054,000	92,149,000	36,359,000

COMPREHENSIVE INCOME (LOSS)

The Company reports comprehensive income (loss) in accordance with the SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income (loss) generally represents all changes in stockholders' equity during the year except those resulting from investments by, or distributions to, stockholders. The Company's comprehensive loss was approximately $17.0 million, $11.5 million and $24.3 million for the years ended December 31, 2006, 2005 and 2004, respectively, which approximated the Company's reported net loss.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 expands the scope of what entities may carry at fair value by offering an irrevocable option to record many types of financial assets and liabilities at fair value. Changes in fair value would be recorded in an entity’s income statement. This accounting standard also establishes presentation and disclosure requirements that are intended to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company on January 1, 2008. Earlier application is permitted under certain circumstances. We are currently evaluating the requirements of SFAS No. 159 and have not yet determined the impact on our consolidated financial statements.

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

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” which clarifies accounting for and disclosure of uncertainty in tax positions. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting FIN No. 48 on our consolidated financial statements. At this point, the Company does not believe that the adoption of FIN No. 48 will have a material effect on its consolidated financial position, cash flows and results of operations.

RECLASSIFICATIONS

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the operations of SendTec have been accounted for in accordance with the provisions of SFAS No. 144 and the results of SendTec’s operations have been included in income from discontinued operations for the 2005 and 2004 periods.

(2) GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. However, for the reasons described below, Company management does not believe that cash on hand and cash flow generated internally by the Company will be adequate to fund the operation of its businesses beyond a short period of time. These reasons raise significant doubt about the Company’s ability to continue as a going concern.

As more fully discussed in Note 14, “Litigation,” the Company is a defendant in a lawsuit which was filed by MySpace, Inc. (“MySpace”) on June 1, 2006 in the United States District Court for the Central District of California (the “Court”). The lawsuit alleges, among other things, that the Company sent unsolicited and unauthorized commercial email messages to MySpace members in violation of certain federal and state laws and the Company’s contract with MySpace.

On February 28, 2007, the Court entered an order (the “Order”) granting in part MySpace’s motion for summary judgment, finding that the Company was liable for violation of the CAN-SPAM Act and the California Business & Professions Code, and for breach of contract (as embodied in MySpace’s “Terms of Service” contract). The Order also upheld as valid that portion of MySpace’s Terms of Service contract which provides for liquidated damages of $50 per email message sent after March 17, 2006 in violation of such Terms. The Company estimates that approximately 110,000 of the emails in question were sent after such date, which could result in damages of approximately $5.5 million. In addition, the CAN-SPAM Act provides for statutory damages of between $100 and $300 per email sent in violation of the statute. Total damages under CAN-SPAM could therefore range between about $40 million to about $120 million. In addition, under the California Act, statutory damages of $1 million “per incident” could be assessed.

On March 15, 2007, the Company entered into a Settlement Agreement with MySpace whereby it agreed to pay MySpace approximately $2,550,000 on or before April 5, 2007 in exchange for a mutual release of all claims against one another, including any claims against the Company’s directors and officers. As part of the settlement, Michael Egan, the Company’s CEO, who is also an affiliate of the Company, agreed to enter into an agreement with MySpace on or before April 5th pursuant to which he would, among other things, provide a letter of credit, cash or other equivalent security (collectively, “Security”) in form and substance satisfactory to MySpace. Such Security is to expire and be released on the 100th day following the Company’s payment of the foregoing $2,550,000 so long as no bankruptcy petition, assignment for the benefit of creditors or like liquidation, reorganization or insolvency proceeding is instituted or filed related to the Company during such 100-day period.

The Company does not currently have the resources to both pay the $2,550,000 settlement amount and to fund operations beyond April 2007. The Company intends to seek to raise capital or otherwise borrow funds with which to pay such amount and otherwise to fund operations. Although there is no commitment to do so, any such funds would most likely come primarily from Mr. Egan or affiliates of Mr. Egan or the Company, as the Company currently has no access to credit facilities with traditional third party lenders and has historically relied on borrowings from related parties to meet short-term liquidity needs. Any such capital raised would not be registered under the Securities Act of 1933 and would not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. There can be no assurance that the Company will be successful in raising such capital or borrowing such funds and any capital raised will likely result in very substantial dilution of the number of shares outstanding or which could be outstanding upon the exercise or conversion of any derivative securities issued by the Company as part of such capital raise. The failure to pay the $2,550,000 to MySpace and/or the failure to satisfactorily provide the Security would result in a resumption of the litigation with MySpace and, in all likelihood, would have a material adverse effect on the Company, including the potential bankruptcy and cessation of business of the Company.

The Company continues to incur consolidated net losses and management believes that the Company will continue to be unprofitable in the foreseeable future. As of February 28, 2007, the Company had a net working capital deficit of approximately $7,300,000 (unaudited), inclusive of a cash and cash equivalents balance of approximately $4,000,000 (unaudited). Such working capital deficit includes a settlement liability of $2,550,000 owed to MySpace and an aggregate of $3,400,000 in secured convertible demand notes (the “Convertible Notes”) and accrued interest of approximately $611,000 due to entities controlled by the Company’s Chairman and Chief Executive Officer. Inasmuch as substantially all of the assets of the Company and its subsidiaries secure the Convertible Notes, in connection with any resulting proceeding to collect the indebtedness related to the Convertible Notes, the noteholders could seize and sell the assets of the Company and its subsidiaries, any or all of which would have a material adverse effect on the financial condition and future operations of the Company, including the potential bankruptcy or cessation of business of the Company.

Management’s Plans

It is our preference to avoid filing for protection under the U.S. Bankruptcy Code. However, in order to avoid such filing and continue as a going concern, we believe that, in addition to settling the MySpace litigation as discussed above, we must (i) quickly raise a sufficient amount of capital; (ii) successfully implement a business plan focused primarily on expanding our Tralliance Internet services revenue base, and reducing Tralliance and corporate overhead expenses; and (iii) successfully eliminate future losses incurred by our VoIP telephony services and computer games business segments by effectuating our planned shutdown and/or selling certain component assets of these businesses. There can be no assurance that the Company will be able to successfully complete any or all of the above actions which we believe are required in order to continue as a going concern.

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

On March 31, 2006, a partial release of $750,000 of the escrowed cash was made to the Company pursuant to the terms of the escrow agreement, less $318,750 of cash due to RelationServe in final settlement of the purchase price net working capital adjustments. On December 22, 2006, the remaining $250,000 of escrowed cash, as well as the Common Stock held in escrow, was released to the Company.

Results of operations for SendTec have been reported separately as “Discontinued Operations” in the accompanying consolidated statements of operations for the years ended December 31, 2005 and 2004. Summarized financial information for the discontinued operations of SendTec was as follows:

	Year Ended December 31,
	2005	2004

Net revenue, net of intercompany eliminations	$31,872,229	$12,542,241

Income from operations	$1,014,430	$973,368
Provision for income taxes	(945,629)	(370,891)
Income from operations, net of tax	68,801	602,477

Gain on sale of business	15,017,621	—
Provision for income taxes	(13,248,090)	—
Gain on sale, net of tax	1,769,531	—

Net income from discontinued operations, net of taxes	$1,838,332	$602,477

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

(4) ACQUISITION OF TRALLIANCE CORPORATION

On February 25, 2003, the Company entered into a Loan and Purchase Option Agreement, as amended, with Tralliance, an Internet related business venture, pursuant to which it agreed to fund, in the form of a loan, at the discretion of the Company, Tralliance's operating expenses and obtained the option to acquire all of the outstanding capital stock of Tralliance in exchange for, when and if exercised, $40,000 in cash and the issuance of an aggregate of 2,000,000 unregistered restricted shares of the Company's Common Stock. The Loan was secured by a lien on the assets of the venture. On May 5, 2005, Tralliance and the Internet Corporation for Assigned Names and Numbers ("ICANN") entered into an agreement designating Tralliance as the registry for the ".travel" top-level domain. On May 9, 2005, the Company exercised its option to acquire all of the outstanding capital stock of Tralliance. The purchase price consisted of the issuance of 2,000,000 shares of the Company’s Common Stock, warrants to acquire 475,000 shares of the Company’s Common Stock and $40,000 in cash. The warrants are exercisable for a period of five years at an exercise price of $0.11 per share. As part of the transaction, 10,000 shares of the Company’s Common Stock were also issued to a third party in payment of a finder's fee resulting from the acquisition. The Common Stock issued as a result of the acquisition of Tralliance is entitled to certain "piggy-back" registration rights. In addition, as part of the transaction, the Company agreed to pay approximately $154,000 in outstanding liabilities of Tralliance immediately after the closing of the acquisition.

Upon acquisition, the then existing CEO and CFO of Tralliance entered into employment agreements, which included certain non-compete provisions, whereby each would agree to remain in the employ of Tralliance for a period of two years in exchange for annual base compensation totaling $200,000 to each officer, plus participation in a bonus pool based upon the pre-tax income of the venture.

The value assigned to the non-compete provisions of the employment agreements is being amortized on a straight-line basis over a five year estimated useful life. Annual amortization expense of the intangible assets is estimated to be: $158,047 for each of 2007 through 2009 and $52,683 in 2010. The related accumulated amortization as of December 31, 2006 and 2005 was $263,412 and $75,201, respectively. Amortization expense totaled $188,211 and $75,201 for the years ended December 31, 2006 and 2005, respectively.

Advances to Tralliance totaled $1,281,500 prior to its acquisition by the Company. Due to the uncertainty of the ultimate collectibility of the Loan, the Company had historically provided a reserve equal to the full amount of the funds advanced to Tralliance. For the years ended December 31, 2005 and 2004, additions to the reserve of $280,000 and $506,500, respectively, were included in other expense in the accompanying consolidated statements of operations.

(5) IMPAIRMENT CHARGE

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

(6) INTANGIBLE ASSETS

As discussed in Note 4, “Acquisition of Tralliance Corporation,” upon the May 9, 2005 acquisition of Tralliance, the then existing CEO and CFO of Tralliance entered into employment agreements which include certain non-compete provisions as specified by the agreements. At December 31, 2006 and 2005, intangible assets consist of the $790,236 value assigned to the non-compete agreements which is being amortized on a straight-line basis over five years. Accumulated amortization as of December 31, 2006 and 2005 totaled $263,412 and $75,201, respectively.

As discussed in Note 5, "Impairment Charge," the Company performed an evaluation of the recoverability of the long-lived assets of its VoIP telephony services division, and as a result, effective December 31, 2004, the Company wrote-off the unamortized balance of its digital telephony intangible assets which totaled $192,106. Such assets consisted of certain VoIP assets which were recorded at the value assigned to the warrants to acquire 1,750,000 shares of the Company's Common Stock issued in connection with the acquisition of the assets on November 14, 2002, as well as patent application costs.

During the years ended December 31, 2006 and 2005, intangible asset amortization totaled $188,211 and $75,201, respectively. During the year ended December 31, 2004, intangible asset amortization totaled $102,834 which represented amortization related to the VoIP intangible assets prior to their write-off as of December 31, 2004.

As of December 31, 2006, annual amortization expense of intangible assets is projected to be: $158,047 for each of 2007 through 2009 and $52,683 in 2010.

(7) PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2006	2005
VoIP network equipment and software	$1,888,321	$3,056,971
Other equipment	878,186	870,706
Capitalized software costs	339,154	262,349
Furniture and fixtures	204,686	202,813
Leasehold improvements	7,007	7,007
	3,317,354	4,399,846

Less: Accumulated depreciation and amortization	2,951,830	2,944,193
	$365,524	$1,455,653

(8) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2006	2005
Accrued legal settlement	$2,550,000	$—
Interest payable on 10% promissory notes due affiliates	556,164	216,164
Other	1,178,491	1,961,651
	$4,284,655	$2,177,815

(9) DEBT

Debt consisted of the following:

	December 31,
	2006	2005

10% Convertible Promissory Notes due to affiliates; due on demand	$3,400,000	$3,400,000

Obligations payable in Canadian dollars; paid in full
September 2006	—	28,447
	3,400,000	3,428,447
Less: short-term portion	3,400,000	3,428,447
Long-term portion	$—	$—

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

The Convertible Notes are convertible at the option of the Noteholders into shares of the Company's Common Stock at an initial price of $0.05 per share. Through December 31, 2006, an aggregate of $600,000 of Convertible Notes have been converted by the Noteholders into an aggregate of 12,000,000 shares of the Company’s Common Stock. Assuming full conversion of all Convertible Notes which remain outstanding as of December 31, 2006, an additional 68,000,000 shares of the Company's Common Stock would be issued to the Noteholders. The Convertible Notes provide for interest at the rate of ten percent per annum and are secured by a pledge of substantially all of the assets of the Company. The Convertible Notes are due and payable five days after demand for payment by the Noteholders.

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

(10) STOCKHOLDERS' EQUITY

On November 22, 2006, the Company entered into certain Marketing Services Agreements (the “Marketing Services Agreements”) with two entities whereby the entities agreed to market certain of the Company’s products in exchange for certain commissions and promotional fees and which granted the Company exclusive right to certain uses of a tradename in connection with certain of the Company’s websites. Additionally, on November 22, 2006, in connection with the Marketing Services Agreements, the Company entered into a Warrant Purchase Agreement with Carl Ruderman, the controlling shareholder of the entities. The Warrant Purchase Agreement provides for the issuance to Mr. Ruderman of one warrant to purchase 5,000,000 shares of the Company’s Common Stock at an exercise price of $0.15 per share with a three year term and a second warrant to purchase 5,000,000 shares of the Company’s Common Stock at an exercise price of $0.15 per share with a term of four years. Each warrant provides for the extension of the exercise term by an additional three years if certain criteria are met under the Marketing Services Agreements. The Warrant Purchase Agreement grants to Mr. Ruderman “piggy-back” registration rights with respect to the shares of the Company’s Common Stock issuable upon exercise of the warrants. The $515,262 fair value of the warrants was determined using the Black Scholes model and was recorded as a charge to sales and marketing expense and additional paid in capital in the accompanying 2006 consolidated financial statements.

In connection with the issuance of the warrants, on November 22, 2006, Mr. Ruderman entered into a Stockholders’ Agreement with the Company’s chairman and chief executive officer, the Company’s president and certain of their affiliates. Pursuant to the Stockholders’ Agreement, Mr. Ruderman granted an irrevocable proxy over the shares issuable upon exercise of the warrants to E&C Capital Partners, LLLP and granted a right of first refusal over his shares to all of the other parties to the Stockholders’ Agreement. Mr. Ruderman also agreed to sell his shares under certain circumstances in which the other parties to the Stockholders’ Agreement have agreed to sell their respective shares. Mr. Ruderman was also granted the right to participate in certain sales of the Company’s Common Stock by the other parties to the Stockholders’ Agreement.

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

In accordance with the terms of an escrow agreement established as a source to secure the Company’s indemnification obligations under the Purchase Agreement, $1,000,000 of the purchase price and an aggregate of 2,272,727 shares of theglobe’s unregistered Common Stock (valued at $750,000 pursuant to the terms of the Purchase Agreement based upon the average closing price of the stock in the 10 day period preceding the closing of the sale) were placed into escrow. During the year ended December 31, 2006, the escrowed cash and shares of the theglobe’s Common Stock were released to the Company and the common shares were retired.

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

Reference should be made to Note 9, “Debt,” for the discussion of a Note Purchase Agreement entered into by certain related parties and theglobe on April 22, 2005, providing for the issuance of an aggregate of $4,000,000 of Convertible Notes. The Convertible Notes are convertible at the option of the Noteholders into shares of the Company's Common Stock at an initial price of $0.05 per share. Through December 31, 2006, an aggregate of $600,000 of Convertible Notes had been converted by the Noteholders into an aggregate of 12,000,000 shares of the Company’s Common Stock. Assuming full conversion of all of the Convertible Notes which remain outstanding as of December 31, 2006, 68,000,000 shares of the Company’s Common Stock would be issued to the Noteholders.

In March 2004, theglobe completed a private offering of 333,816 units (the "Units") for a purchase price of $85 per Unit (the "Private Offering"). Each Unit consisted of 100 shares of the Company's Common Stock, $0.001 par value, and warrants to acquire 50 shares of the Company's Common Stock (the "Warrants"). The Warrants are exercisable for a period of five years commencing 60 days after the initial closing at an initial exercise price of $0.001 per share. The aggregate number of shares of Common Stock issued in the Private Offering was 33,381,647 shares for an aggregate consideration of $28,374,400, or approximately $0.57 per share assuming the exercise of the 16,690,824 Warrants. As of December 31, 2006, approximately 510,000 of the Warrants remain outstanding. Halpern Capital, Inc., acted as placement agent for the Private Offering, and was paid a commission of $1.2 million and issued a warrant to acquire 1,000,000 shares of Common Stock at $0.001 per share. All of the shares underlying the warrant had been issued by December 31, 2005.

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

In accordance with the provisions of the Company's stock option plans, nonqualified stock options may be granted to officers, directors, other employees, consultants and advisors of the Company. The option price for nonqualified stock options shall be at least 85% of the fair market value of the Company's Common Stock. In general, options granted under the Company's stock option plans expire after a ten-year period and in certain circumstances options, under the 1995 and 1998 plans, are subject to the acceleration of vesting. Incentive options granted to stockholders who own greater than 10% of the total combined voting power of all classes of stock of the Company must be issued at 110% of the fair market value of the stock on the date the options are granted. A committee selected by the Company's Board of Directors has the authority to approve optionees and the terms of the stock options granted, including the option price and the vesting terms. Stock option awards are generally granted with an exercise price equal to the market price of theglobe’s Common Stock at the date of grant with 25% of the stock option grant vesting immediately and the remainder vesting equally over the next twelve quarters.

A total of 6,130,000 stock options were granted during the year ended December 31, 2006. The 2006 total included the issuance of 550,000 stock options in connection with a consulting agreement which will vest only upon achievement of certain performance targets, as well as grants of 250,000 stock options to other non-employees. Options were granted during 2005 for a total of 5,922,250 shares of Common Stock, including grants of 775,000 stock options to non-employees. During 2004, a total of 7,749,595 stock options were granted, of which 415,000 were granted to non-employees.

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

Stock option exercises during the years ended December 31, 2006, 2005 and 2004, resulted in cash inflows to the Company of $18,420, $166,841 and $184,546, respectively. The corresponding intrinsic value as of exercise date of the 349,474 stock options exercised during the year ended December 31, 2006 was $119,628. Intrinsic values as of exercise date of the 2,001,661 and 639,000 stock options exercised during the years ended December 31, 2005 and 2004 were $418,268 and $416,070, respectively.

Stock option activity during the year ended December 31, 2006 was as follows:

			Weighted
	Number of	Weighted Average Exercise	Average Remaining Contractual	Aggregate Intrinsic
	Options	Price	Term	Value

Outstanding at December 31, 2005	15,373,103	$0.46

Granted	6,130,000	0.17
Exercised	(349,474)	0.05
Canceled	(1,011,009)	0.73

Outstanding at December 31, 2006	20,142,620	$0.36	6.8 years	$195,700

Exercisable at December 31, 2006	14,905,815	$0.43	6.8 years	$195,700

Options available at December 31, 2006	2,841,741

A total of $449,749 of employee stock compensation expense was charged to operating expenses during the year ended December 31, 2006, including $13,584 resulting from modifications made to stock option grants to accelerate vesting upon termination of employees. Prior to the adoption of SFAS No. 123R on January 1, 2006, the Company had applied APB Opinion No. 25 in accounting for grants to employees pursuant to stock option plans. Compensation cost of $20,987 was recorded to operating expenses of continuing operations during the year ended December 31, 2005, primarily related to vesting of prior year employee option grants with below-market exercise prices. During the year ended December 31, 2004, compensation cost of $188,450 was charged to operating expenses of continuing operations for stock options granted to employees at exercise prices below fair market value. In addition, $28,000 and $17,188 of stock compensation expense was recorded during the years ended December 31, 2005 and 2004, respectively, as a result of the accelerated vesting of stock options issued to certain terminated employees. Results of operations for the year ended December 31, 2004 also included a credit of $22,668 recorded in connection with re-priced stock options issued to employees in 2000.

Compensation cost charged to operating expenses of continuing operations in connection with stock options granted in recognition of services rendered by non-employees was $109,199, $176,050 and $463,046, for the years ended December 31, 2006, 2005 and 2004, respectively. During 2006, the Company granted 550,000 stock options in connection with a consulting agreement whereby the stock options immediately vest upon the attainment of certain sales, marketing and promotional targets. In accordance with SFAS No. 123R, no stock compensation cost has been recognized in the accompanying consolidated statement of operations for the year ended December 31, 2006, as the performance targets had not yet been achieved.

At December 31, 2006, there was approximately $542,000 of unrecognized compensation expense related to unvested stock options, excluding the 550,000 options which vest on the achievement of certain performance targets, which is expected to be recognized over a weighted-average period of 1.5 years.

(12) INCOME TAXES

The total provision (benefit) for income taxes is summarized as follows:

	Year Ended December 31,
	2006	2005	2004

Continuing operations	$124,313	$(13,613,538)	$(370,891)
Discontinued operations	—	14,193,719	370,891

	$124,313	$580,181	$—

The provision (benefit) attributable to the loss from continuing operations before income taxes was as follows:

	Year Ended December 31,
	2006	2005	2004

Current:
Federal	$—	$—	$—
State	124,313	—	—
	124,313	—	—
Deferred:
Federal	—	(12,193,647)	(332,207)
State	—	(1,419,891)	(38,684)
	—	(13,613,538)	(370,891)

Provision (benefit) for income taxes	$124,313	$(13,613,538)	$(370,891)

The following is a reconciliation of the federal income tax provision (benefit) at the federal statutory rate to the Company’s tax benefit attributable to continuing operations:

	Year Ended December 31,
	2006	2005	2004

Statutory federal income tax rate	34.00%	34.00%	34.00%
Beneficial conversion interest	—	(5.04)	(0.29)
Nondeductible items	(0.08)	(2.19)	(0.05)
State income taxes, net of federal benefit	3.22	3.96	3.96
Change in valuation allowance	(39.09)	19.92	(20.17)
Change in effective tax rate	—	—	(11.52)
Other	1.22	(0.15)	(4.46)

Effective tax rate	(0.73)%	50.50%	1.47%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are presented below.

	December 31,	December 31,
	2006	2005
Deferred tax assets (liabilities):
Net operating loss carryforwards	$61,527,000	$55,862,000
Issuance of warrants	1,182,000	922,000
Allowance for doubtful accounts	—	48,000
Inventory reserve	147,000	164,000
AMT tax credit	313,000	313,000
Litigation settlement accrual	977,000	—
Depreciation and amortization	107,000	(104,000)
Other	377,000	203,000
Total gross deferred tax assets	64,630,000	57,408,000
Less: valuation allowance	(64,630,000)	(57,408,000)

Total net deferred tax assets	$—	$—

Because of the Company's lack of earnings history, the net deferred tax assets have been fully offset by a 100% valuation allowance. The valuation allowance for net deferred tax assets was $64.6 million and $57.4 million as of December 31, 2006 and 2005, respectively. The net change in the total valuation allowance was $7.2 million and $6.4 million for the years ended December 31, 2006 and 2005, respectively. The Company had a tax benefit in 2005 of $13.6 million resulting from the effect of changes in the valuation assessment of current and prior year net operating losses, due to the sale of SendTec.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets, which consist of tax benefits primarily from net operating loss carryforwards, is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Of the total valuation allowance of $64.6 million as of December 31, 2006, subsequently recognized tax benefits, if any, in the amount of $6.4 million will be applied directly to contributed capital.

At December 31, 2006, the Company had net operating loss carryforwards available for U.S. tax purposes of approximately $162.1 million. These carryforwards expire through 2026. Under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), the utilization of net operating loss carryforwards may be limited under the change in stock ownership rules of the Code. Due to various significant changes in our ownership interests, as defined in the Internal Revenue Code of 1986, as amended, the Company has substantially limited the availability of its net operating loss carryforwards. There can be no assurance that the Company will be able to avail itself of any net operating loss carryforwards.

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

Year ending December 31:
2007	$503,000
2008	36,000
$539,000

REGISTRY COMMITMENTS

Tralliance has entered into various agreements with unrelated third parties for the outsourcing of certain marketing, administrative and registry functions. Fees for some of these services vary based on transaction levels, but the agreements generally provide for annual and/or monthly payments, and in the case of one agreement specifies minimum payments of $100,000 annually. The term of the agreement which specifies the minimum payment of $100,000 annually continues for as long as the agreement designating Tralliance as the sole registry for the “.travel” top-level domain by the Internet Corporation for Assigned Names and Numbers (“ICANN”) is in effect, including any renewal periods. The initial term of the agreement with ICANN is ten years. Commitments under such marketing, administrative and registry agreements are as follows:

Year ending December 31:

2007	$329,000
2008	201,000
2009	110,000
2010	110,000
2011	110,000
Thereafter	394,000
$1,254,000

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

On October 4, 2004, the Company entered into a new employment agreement with its current Chief Technical Officer (“CTO”) which provides for a base salary of $150,000 per year. The agreement had an initial term of two years and automatically renewed for an additional two years upon the expiration of the initial term of the agreement.

The agreement also contains certain non-compete provisions and provides for specified severance payments. Effective March 16, 2007, the Company and the CTO entered into an employment termination agreement whereby each agreed to the mutual release of certain obligations under the original employment agreement, including the CTO’s right to receive any severance payments.

As discussed in Note 4, “Acquisition of Tralliance Corporation,” as part of the Tralliance acquisition on May 9, 2005, the then existing CEO and CFO of Tralliance entered into employment agreements, which include certain non-compete provisions, whereby each would agree to remain in the employ of Tralliance for a period of two years in exchange for annual base compensation totaling $200,000 to each officer, plus participation in a bonus pool based upon the pre-tax income of the venture.

OPERATING LEASES

The Company leases facilities under noncancelable operating leases. These leases generally contain renewal options and require the Company to pay certain executory costs such as maintenance and insurance. Rent expense charged to continuing operations for the years ended December 31, 2006, 2005 and 2004 totaled approximately $700,000, $761,000 and $606,000, respectively.

Effective September 1, 2003, the Company entered into a sublease agreement for office space with a company controlled by our Chairman. The lease term is for approximately four years with base rent of approximately $284,000 during the first year of the sublease. Per the agreement, base rent increases by approximately $23,000 per year thereafter. Rent expense for the years ended December 31, 2006, 2005 and 2004, as noted in the preceding paragraph included approximately $416,000, $353,000 and $334,000, respectively, of expense related to this sublease.

Tralliance Corporation, which was acquired May 9, 2005, subleases office space in New York City on a month-to-month basis from an entity controlled by its President for approximately $3,400 per month.

The approximate future minimum lease payments under noncancelable operating leases with initial or remaining terms of one year or more at December 31, 2006, were as follows:

2007	$248,000
2008	12,000
2009	4,000
$264,000

OTHER COMMITMENTS

The Company’s subsidiaries are a party to two separate agreements which contain cancellation clauses upon termination of the contracts. These contracts include fulfillment services in connection with our magazine publications and Internet marketing services. The financial commitment under the two contracts for the year ended December 31, 2007 is estimated to total approximately $240,000.

(14) LITIGATION

On June 1, 2006, MySpace, Inc. (“MySpace”), a Delaware corporation, filed a lawsuit in the United States District Court for the Central District of California against theglobe.com, inc. (the “Company”). We were served with the lawsuit on June 6, 2006. MySpace alleged that the Company sent at least 100,000 unsolicited and unauthorized commercial email messages to MySpace members using MySpace user accounts improperly established by the Company, that the user accounts were used in a false and misleading fashion and that the Company's alleged activities constituted violations of the CAN-SPAM Act, the Lanham Act and California Business & Professions Code § 17529.5 (the “California Act”), as well as trademark infringement, false advertising, breach of contract, breach of the covenant of good faith and fair dealing, and unfair competition. MySpace seeks monetary penalties, damages and injunctive relief for these alleged violations. It asserts entitlement to recover "a minimum of" $62.3 million of damages, in addition to three times the amount of MySpace's actual damages and/or disgorgement of the Company's purported profits from alleged violations of the Lanham Act, punitive damages and attorneys’ fees. Subsequent discovery in the case disclosed that the total number of unsolicited messages was approximately 400,000.

On February 28, 2007, the Court entered an order (the “Order”) granting in part MySpace’s motion for summary judgment, finding that the Company was liable for violation of the CAN-SPAM Act and the California Business & Professions Code, and for breach of contract (as embodied in MySpace’s “Terms of Service” contract). The Order also upheld as valid that portion of MySpace’s Terms of Service contract which provides for liquidated damages of $50 per email message sent after March 17, 2006 in violation of such Terms. The Company estimates that approximately 110,000 of the emails in question were sent after such date, which could result in damages of approximately $5.5 million. In addition, the CAN-SPAM Act provides for statutory damages of between $100 and $300 per email sent in violation of the statute. Total damages under CAN-SPAM could therefore range between about $40 million to about $120 million. In addition, under the California Act, statutory damages of $1,000,000 “per incident” could be assessed.

On March 15, 2007, the Company entered into a Settlement Agreement with MySpace whereby it agreed to pay MySpace $2,550,000 on or before April 5, 2007 in exchange for a mutual release of all claims against one another, including any claims against the Company’s directors and officers. As part of the settlement, Michael Egan, the Company’s CEO, who is also an affiliate of the Company, agreed to enter into an agreement with MySpace on or before April 5th pursuant to which he would, among other things, provide a letter of credit, cash or other equivalent security (collectively, “Security”) in form and substance satisfactory to MySpace. Such Security is to expire and be released on the 100th day following the Company’s payment of the foregoing $2,550,000 so long as no bankruptcy petition, assignment for the benefit of creditors or like liquidation, reorganization or insolvency proceeding is instituted or filed related to the Company during such 100-day period. In accordance with SFAS No. 5, “Accounting for Contingencies,” the payment required by the Settlement Agreement has been included in accrued liabilities in the accompanying consolidated balance sheet as of December 31, 2006 and has been charged to general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2006.

The Company does not currently have the resources to both pay the $2,550,000 settlement amount and to fund operations beyond April 2007. The Company intends to seek to raise capital or otherwise borrow funds with which to pay such amount and otherwise to fund operations. Although there is no commitment to do so, any such funds would most likely come primarily from Mr. Egan or affiliates of Mr. Egan or the Company. Any such capital raised would not be registered under the Securities Act of 1933 and would not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. There can be no assurance that the Company will be successful in raising such capital or borrowing such funds and any capital raised will likely result in very substantial dilution of the number of shares outstanding or which could be outstanding upon the exercise or conversion of any derivative securities issued by the Company as part of such capital raise. The failure to pay the $2,550,000 to MySpace and/or the failure to satisfactorily provide the Security would result in a resumption of the litigation with MySpace and, in all likelihood, would have a material adverse effect on the Company, including the potential bankruptcy and cessation of business of the Company.

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

The lawsuits purport to be class actions filed on behalf of purchasers of the stock of the Company during the period from November 12, 1998 through December 6, 2000. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company's initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the Prospectus for the Company's initial public offering was false and misleading and in violation of the securities laws because it did not disclose these arrangements. On December 5, 2001, an amended complaint was filed in one of the actions, alleging the same conduct described above in connection with the Company's November 23, 1998 initial public offering and its May 19, 1999 secondary offering. A Consolidated Amended Complaint, which is now the operative complaint, was filed in the Southern District of New York on April 19, 2002. The action seeks damages in an unspecified amount. On February 19, 2003, a motion to dismiss all claims against the Company was denied by the Court. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions (the “focus cases”) and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Underwriter Defendants appealed the decision and the Second Circuit vacated the district court’s decision granting class certification in those six cases on December 5, 2006. Plaintiffs have not yet moved to certify a class in theglobe.com case.

The Company has approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. It is unclear what impact the Second Circuit’s decision vacating class certification in the six focus cases will have on the settlement, which has not yet been finally approved by the Court. On December 14, 2006, Judge Scheindlin held a hearing. Plaintiffs informed the Court that they planned to file a petition for rehearing and rehearing en banc. The Court stayed all proceedings, including a decision on final approval of the settlement and any amendments of the complaints, pending the Second Circuit’s decision on Plaintiffs’ petition for rehearing. Plaintiffs filed the petition for rehearing and rehearing en banc on January 5, 2007.

Among other provisions, if it is ultimately approved by the Court, the settlement provides for a release of the Company and the Individual Defendants for the conduct alleged in the action to be wrongful. The Company would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. The settlement agreement also provides a guaranteed recovery of $1 billion to plaintiffs for the cases relating to all of the approximately 300 issuers. To the extent that the underwriter defendants settle all of the cases for at least $1 billion, no payment will be required under the issuers’ settlement agreement. To the extent that the underwriter defendants settle for less than $1 billion, the issuers are required to make up the difference. On April 20, 2006, JPMorgan Chase and the Plaintiffs reached a preliminary agreement to settle for $425 million. The JPMorgan Chase preliminary agreement has not yet been approved by the Court. In an amendment to the issuers’ settlement agreement, the issuers’ insurers agreed that the JPMorgan preliminary agreement, if approved, would offset the insurers’ obligation to cover the remainder of Plaintiffs’ guaranteed $1 billion recovery by 50% of the value of the JP Morgan settlement, or $212.5 million. Therefore, if the JP Morgan preliminary agreement to settle is finalized, and then preliminarily and finally approved by the Court, then the maximum amount that the issuers’ insurers will be potentially liable for is $787.5 million. It is unclear what impact the Second Circuit’s decision vacating class certification in the focus cases will have on the JP Morgan preliminary agreement.

It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the issuers’ settlement agreement and related agreements will be covered by existing insurance. The Company currently is not aware of any material limitations on the expected recovery of any potential financial obligation to plaintiffs from its insurance carriers. Its carriers are solvent, and the company is not aware of any uncertainties as to the legal sufficiency of an insurance claim with respect to any recovery by plaintiffs. Therefore, we do not expect that the settlement will involve any payment by the Company. If material limitations on the expected recovery of any potential financial obligation to the plaintiffs from the Company's insurance carriers should arise, the Company's maximum financial obligation to plaintiffs pursuant to the settlement agreement would be less than $3.4 million. However, if the JPMorgan Chase preliminary agreement is finalized, then preliminarily and finally approved, the Company’s maximum financial obligation would be less than $2.7 million.

There is no assurance that the court will grant final approval to the issuers’ settlement. If the settlement agreement is not approved and the Company is found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than the Company’s insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

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

(15) RELATED PARTY TRANSACTIONS

Certain directors of the Company also serve as officers and directors of Dancing Bear Investments, Inc. ("Dancing Bear"). Dancing Bear is a stockholder of the Company and an entity controlled by our Chairman.

On November 22, 2006, the Company entered into a License Agreement (the “License Agreement”) with Speecho, LLC which grants a license to use the Company’s chat, VoIP and video communications technology for a minimum license fee of $10,000 per month with an initial term of ten years. The Company’s Chairman, the Company’s President and the Company’s Vice President of Finance, as well as certain other employees of the Company, are members of a company that owns 50% of the membership interests in Speecho, LLC. As of December 31, 2006, no revenue has yet been recognized by the Company related to the License Agreement.

As discussed more fully in Note 9, “Debt,” on April 22, 2005, E&C Capital Partners, LLLP and E&C Capital Partners II, LLLP, entities controlled by the Company’s Chairman, entered into a Note Purchase Agreement with the Company pursuant to which the entities ultimately acquired secured demand convertible promissory notes totaling $4,000,000. During the year ended December 31, 2005, an aggregate of $600,000 of the promissory notes were converted into the Company’s Common Stock. Interest associated with the demand convertible promissory notes of approximately $340,000 and $216,200 was charged to expense during the years ended December 31, 2006 and 2005, respectively, and remained unpaid as of December 31, 2006.

During the year ended December 31, 2004, a $2,000,000 demand convertible promissory note due to the Company’s Chairman and his spouse and $1,750,000 of Convertible Notes due E&C Capital Partners, LLLP, together with certain affiliates of the Chairman, were converted into the Company’s Common Stock. As a result, during 2004, approximately $49,500 of interest associated with the aforementioned convertible debt was charged to expense and $157,700 of interest, including accruals from the prior year, was paid.

During the year ended December 31, 2006, the Company paid $5,000 to an entity controlled by the Chairman’s son-in-law for various software and related services. During the year ended December 31, 2004, the Company paid approximately $151,200 to an entity controlled by the Chairman's son-in-law for the production of a commercial advertisement which was charged to sales and marketing expense.

Several entities controlled by our Chairman have provided services to the Company and various of its subsidiaries, including: the lease of office and warehouse space; and the outsourcing of customer service and warehouse functions for the Company's VoIP operation. During the first quarter of 2005, an entity controlled by our Chairman also began performing human resource and payroll processing functions for the Company and several of its subsidiaries. During the years ended December 31, 2006, 2005 and 2004, a total of approximately $466,000, $386,000 and $566,000 of expense was recorded related to these services, respectively. Approximately $158,000 and $134,000 related to these services was included in accounts payable and accrued expenses at December 31, 2006 and 2005, respectively.

Additionally, included in other current assets in the accompanying consolidated balance sheet at December 31, 2005, was approximately $92,000 advanced to a newly formed entity in which E&C Capital Partners, LLLP had an ownership interest. The balance was repaid to the Company by E&C Capital Partners LLLP on January 31, 2006.

Tralliance Corporation, which was acquired May 9, 2005, subleases office space in New York City on a month-to-month basis from an entity controlled by its President for approximately $3,400 per month. A total of approximately $41,000 and $23,000 in rent expense related to this month-to-month sublease was included in the accompanying statement of operations for the years ended December 31, 2006 and 2005, respectively.

(16) SEGMENTS AND GEOGRAPHIC INFORMATION

The Company applies the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for operating segments of a company. SFAS No. 131 requires disclosures of selected segment-related financial information about products, major customers and geographic areas. During the year ended December 31, 2006, the Company was organized in three operating segments for purposes of making operating decisions and assessing performance: (i) the computer games division, consisting of the operations of the Company’s magazine publications, the associated websites and the operations of its e-commerce games distribution business; (ii) the Internet services division, consisting of the operations of Tralliance, which was acquired on May 9, 2005; and (iii) the VoIP telephony services division, consisting of the activities involved in the sale and license of telecommunications services over the Internet to consumers and businesses. Identifiable assets of “discontinued operations” presented below consist of the net assets of the Company's former subsidiary, SendTec, the operations of which were sold effective October 31, 2005.

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

The following table presents financial information regarding the Company's different segments:

	Year Ended December 31,
	2006	2005	2004
NET REVENUE FROM CONTINUING
OPERATIONS:
Computer games	$2,038,649	$1,948,716	$3,107,637
Internet services	1,408,737	197,873	--
VoIP telephony services	34,638	248,789	391,154
	$3,482,024	$2,395,378	$3,498,791

	Year Ended December 31,
	2006	2005	2004

OPERATING INCOME (LOSS) FROM
CONTINUING OPERATIONS:
Computer games	$(723,497)	$(2,147,091)	$(442,286)
Internet services	(4,155,999)	(1,295,269)	—
VoIP telephony services	(9,375,329)	(13,146,693)	(20,538,124)
Corporate expenses	(2,733,399)	(5,955,554)	(3,441,261)
Operating loss from continuing operations	(16,988,224)	(22,544,607)	(24,421,671)
Other income (expense), net	138,809	(4,417,311)	(824,898)
Loss from continuing operations before income tax	$(16,849,415)	$(26,961,918)	$(25,246,569)

DEPRECIATION AND AMORTIZATION OF
CONTINUING OPERATIONS:
Computer games	$28,286	$30,845	$10,606
Internet services	232,575	87,112	—
VoIP telephony services	785,379	1,109,743	1,355,532
Corporate expenses	29,616	36,598	32,138
	$1,075,856	$1,264,298	$1,398,276

CAPITAL EXPENDITURES OF CONTINUING
OPERATIONS:
Computer games	$12,155	$28,001	$55,845
Internet services	72,130	119,862	—
VoIP telephony services	—	148,307	2,537,133
Corporate	1,873	—	50,040
	$86,158	$296,170	$2,643,018

	December 31,
	2006	2005	2004
IDENTIFIABLE ASSETS:
Computer games	$638,873	$637,417	$1,585,944
Internet services	725,756	1,161,344	—
VoIP telephony services	321,407	1,817,809	3,562,384
Corporate assets *	5,719,074	17,794,871	7,203,408
Continuing operations	7,405,110	21,411,441	12,351,736
Discontinued operations	—	—	21,665,429
	$7,405,110	$21,411,441	$34,017,165

* Corporate assets include cash held at subsidiaries for purposes of the presentation above.

The Company's historical net revenues have been earned primarily from customers in the United States. In addition, all significant operations and assets are based in the United States.

(17) SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2006	2006	2006	2006
Continuing Operations:
Net revenue	$1,041,156	$909,938	$829,773	$701,157
Operating expenses	6,728,445	3,739,883	4,565,094	5,436,826
Operating loss	(5,687,289)	(2,829,945)	(3,735,321)	(4,735,669)

Net loss	(5,694,051)	(2,952,380)	(3,782,684)	(4,544,613)
Net loss applicable to common
stockholders	(5,694,051)	(2,952,380)	(3,782,684)	(4,544,613)

Basic and diluted net loss per share	$(0.03)	$(0.02)	$(0.02)	$(0.03)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2005	2005	2005	2005
Continuing Operations:
Net revenue	$705,960	$409,258	$631,676	$648,484
Operating expenses	9,164,648	5,700,276	5,065,385	5,009,676
Operating loss	(8,458,688)	(5,291,018)	(4,433,709)	(4,361,192)
Income (loss) from continuing operations	4,137,876	(6,007,862)	(7,123,521)	(4,354,873)

Discontinued Operations, net of tax:
Income (loss) from operations	(1,626,856)	636,055	670,302	389,300
Gain on sale	1,769,531	—	—	—

Net income (loss)	4,280,551	(5,371,807)	(6,453,219)	(3,965,573)
Net income (loss) applicable to common
stockholders	4,280,551	(5,371,807)	(6,453,219)	(3,965,573)

Basic and diluted net income (loss) per share:
Continuing operations	$0.02	$(0.03)	$(0.04)	$(0.02)
Discontinued operations	$—	$—	$—	$—
Net income (loss)	$0.02	$(0.03)	$(0.04)	$(0.02)

(18) VALUATION AND QUALIFYING ACCOUNTS - ALLOWANCE FOR DOUBTFUL ACCOUNTS

			Additions
	Balance at	Additions	Charged		Balance
	Beginning	Charged to	to Other		at End
Period ended,	of Period	Expense	Accounts	Deductions	of Period

December 31, 2006	$128,378	$17,076	$—	$(125,335)	$20,119

December 31, 2005	$274,013	$125,000	$—	$(270,635)	$128,378

December 31, 2004	$112,986	$183,149	$9,750	$(31,872)	$274,013

(19) SUBSEQUENT EVENTS

See Note 14, “Litigation,” for information regarding the Settlement Agreement between MySpace, Inc., the Company and Michael Egan executed on March 15, 2007.

In March 2007, management and the Board of Directors of the Company made the decision to cease all activities related to its computer games businesses, including discontinuing the operations of its magazine publications, games distribution business and related websites. The Company’s decision to shutdown its computer games businesses was based primarily on the historical losses sustained by these businesses during the recent past and management’s expectations of continued future losses. The Company is currently in the process of implementing a business shutdown plan, which includes the termination of employee and vendor relationships and the collection and payment of outstanding accounts receivables and payables. We are also attempting to sell certain of the businesses’ component assets; however, we do not expect the proceeds from such sales to be significant. As of December 31, 2006, the carrying amount of the major classes of the computer games business segment’s assets and liabilities consisted of current assets of $600,000, fixed assets of $39,000 and current liabilities of $321,000.

In addition, in March 2007, management and the Board of Directors of the Company decided to discontinue the operating, research and development activities of its VoIP telephony services business and terminate all of the remaining employees of the business. At this time, the Company intends to only incur those costs required to maintain the service obligations of the license agreement with Speecho, LLC. The Company has no plans to actively market the further licensing of its chat, VoIP and video communications technology. The Company’s decision to discontinue the operations of its VoIP telephony services business was based primarily on the historical losses sustained by the business during the past several years, management’s expectations of continued losses for the foreseeable future and estimates of the amount of capital required to attempt to successfully monetize its business. The Company is currently in the process of implementing a business shutdown plan, which includes the termination of its carrier and vendor relationships, as well as the payment and/or settlement of outstanding payables. We are also attempting to sell certain of the businesses’ component assets; however, we do not expect the proceeds from such sales to be significant. As of December 31, 2006, the carrying amount of the major classes of the VoIP telephony services business segment’s assets and liabilities consisted of current assets of $139,000, fixed assets of $182,000 and current liabilities of $2,290,000.

The Company is in the process of evaluating the recoverability of its existing computer games and VoIP telephony services businesses’ assets, and at this time, does not anticipate significant future impairment or other charges in this regard. Any such charges, if and when determined to be required, will be recorded by the Company when identified. The Company is also in the process of evaluating the amount of costs expected to be incurred in shutting down its computer games and VoIP telephony services businesses. The amount of these shutdown costs, including costs related to employee termination benefits and vendor contract termination costs are not yet certain, however, at the present time, management believes that total cash expenditures for shutdown costs will range between $20,000 and $135,000 for the computer games business and between zero and $700,000 for the VoIP telephony services business. The Company currently expects the shutdown of its computer games and VoIP telephony services businesses to be substantially completed by the end of the second quarter of 2007.

Effective January 1, 2007, the Computer Games and the VoIP telephony services business segments’ assets, liabilities and results of operations will be reported as “Discontinued Operations” in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated any change in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, and have determined there to be no reportable changes.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

NAME	AGE	POSITION OR OFFICE WITH THE COMPANY	DIRECTOR SINCE

Michael S. Egan	66	Chairman and Chief Executive Officer	1997

Edward A. Cespedes	41	President, Treasurer and Chief Financial Officer and Director	1997

Robin S. Lebowitz	42	Vice President of Finance and Director	2001

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

Robin S. Lebowitz. Robin Lebowitz has served as a director of theglobe since December 2001, as Secretary of theglobe since June 1, 2002, and as Vice President of Finance of theglobe since February 23, 2004. Ms. Lebowitz also served as Treasurer of theglobe from June 1, 2002 until February 23, 2004 and as Chief Financial Officer of theglobe from July 1, 2002 until February 23, 2004. Ms. Lebowitz has worked in various capacities for the Company’s Chairman, Michael Egan, for thirteen years. She is the Controller/Managing Director of Dancing Bear Investments, Inc., Mr. Egan’s privately held investment management and holding company. Previously, Ms. Lebowitz served on the Board of Directors of theglobe from August 1997 to October 1998. At Alamo Rent-A-Car, she served as Financial Assistant to the Chairman (Mr. Egan). Prior to joining Alamo, Ms. Lebowitz was the Corporate Tax Manager at Blockbuster Entertainment Group where she worked from 1991 to 1994. From 1986 to 1989, Ms. Lebowitz worked in the audit and tax departments of Arthur Andersen & Co. Ms. Lebowitz received a Bachelor of Science in Economics from the Wharton School of the University of Pennsylvania; a Masters in Business Administration from the University of Miami and is a Certified Public Accountant.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None.

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

Based solely on our review of copies of Forms 3 and 4 and any amendments furnished to us pursuant to Rule 16a-3(e) and Forms 5 and any amendments furnished to us with respect to the 2005 fiscal year, and any written representations referred to in Item 405(b)(2)(i) of Regulation S-K stating that no Forms 5 were required, we believe that, during the 2006 fiscal year, our officers, directors and all persons owning more than 10% of a registered class of our equity securities have complied with all Section 16(a) applicable filing requirements.

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

BOARD MEETINGS AND COMMITTEES OF THE BOARD

Including unanimous written actions of the Board, the Board of Directors met 14 times in 2006. No incumbent director who was on the Board for the entire year attended less than 75% of the total number of all meetings of the Board and any committees of the Board on which he or she served, if any, during 2006.

The Board of Directors has a standing Audit and Compensation Committee but no standing Nominating Committee.

Audit Committee. The Audit Committee, which was formed in July 1998, reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the selection of our independent auditors, the scope of the annual audits, fees to be paid to the auditors, the performance of our auditors and our accounting practices and internal controls. The Audit Committee operates pursuant to a written charter, as amended, adopted by the Board of Directors on June 12, 2000. The current members of the Audit Committee are Messrs. Egan and Cespedes and Ms. Lebowitz, all of whom are employee directors. None of the current committee members are considered “independent” within the meaning of applicable NASD rules. Ms. Lebowitz serves as the “audit committee financial expert” within the meaning of applicable SEC rules, but is not considered “independent” within the meaning of applicable NASD rules. Including unanimous written actions of the Committee, the Audit Committee held 5 meetings in 2006.

Compensation Committee. The Compensation Committee, which met 9 times in 2006 (including unanimous written actions of the Committee), establishes salaries, incentives and other forms of compensation for officers and other employees of theglobe. The Compensation Committee (as well as the entire Board of Directors) also approves option grants under all of our outstanding stock based incentive plans. The current members of the Compensation Committee are Messrs. Egan and Cespedes.

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

ATTENDANCE AT ANNUAL MEETINGS

The Board of Directors encourages, but does not require, its directors to attend the Company’s annual meeting of stockholders. The Company did not hold an annual meeting last year.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

OVERVIEW

The Company’s compensation program is intended to meet three principal objectives (1) attract, reward, and retain executive officers and other key employees; (2) motivate these individuals to achieve short-term and long-term corporate goals that enhance stockholder value; and (3) promote internal equity and external competitiveness. Our Compensation Committee, which for all periods included in this Compensation Discussion and Analysis, consisted of Mr. Michael S. Egan, our Chairman and Chief Executive Officer and Mr. Edward A. Cespedes, our President, Treasurer, Chief Financial Officer and a Director (See “Corporate Governance - Compensation Committee”), establishes our compensation policies as well as detail compensation plans and specific compensation levels for all Company employees and executives, including themselves. The Compensation Committee also administers the Company’s equity incentive plans.

The Compensation Committee’s compensation policies are based upon the following principles:

•	Compensation levels should be competitive with pay plans for positions of similar responsibility at other companies of comparable complexity and size.

•	Compensation plans should reward both individual performance and the achievement of the Company’s short-term and long-term strategic, operating and financial goals.

•	Compensation levels should be higher for senior individuals with greater responsibility and greater ability to influence our achievement of strategic, operating and financial goals.

•	Incentive compensation should be a greater part of total compensation for senior individuals with greater responsibility and the opportunity to create greater stockholder value.

EMPLOYMENT AGREEMENTS

On August 1, 2003, we entered into separate employment agreements with each of our named executive officers. The employment agreements with the Chief Executive Officer and President each provide for an annual base salary of $250,000 with eligibility to receive annual increases as determined in the sole discretion of the Board of Directors and an annual cash bonus, which will be awarded upon the achievement of specified pre-tax operating income, not to be less than $50,000 per year. The employment agreement, as amended, with the Vice President of Finance currently provides for an annual base salary of $140,000 and a discretionary annual cash bonus, awarded at the discretion of the Board of Directors.

Additionally, each of the employment agreements with the named executive officers provide for (i) employment as one of our executives; (ii) participation in all welfare, benefit and incentive plans, including equity based compensation plans, offered to senior management; and (iii) a term of employment which commenced on August 1, 2003 through the first anniversary thereof, and which automatically extends for one day each day unless either the Company or the executive provides written notice to the other not to further extend. Each of the employment agreements also provides for certain payments and/or benefits upon termination, which are more fully described under the section, “Potential Payments Upon Termination or Change In Control”.

ELEMENTS OF COMPENSATION

Our executive compensation program has three primary elements: base salary, annual performance-based cash bonuses and the potential for long-term equity incentives. These primary elements are supplemented by the opportunity to participate in health, welfare and benefit plans that are generally available to all of our employees, as well as car allowances.

Base Salary. We provide our executive officers with base salary to provide them with a fixed base amount of compensation for services rendered during the fiscal year. We believe this is consistent with competitive practices and will help assure we retain qualified leadership in those positions. Base salary for each of our executive officers was initially established in their respective August 1, 2003 employment agreements, with no base salary increases subsequently awarded to any executive officer.

Cash Bonus. Additional compensation in the form of annual cash bonuses is made in accordance with each executive officer’s employment agreement, where applicable or at the discretion of the Compensation Committee, taking into account the performance and contributions made by the executive officers of theglobe. All executive officers bonuses are approved by the full Board. Our rationale for paying annual cash bonuses is based upon our desire to encourage achievement of short-term and long-term financial and operating results and to reward our executive officers for their performance in achieving desired results. For the 2006 fiscal year, cash bonuses of $50,000 each were awarded to Messrs. Egan and Cespedes, representing the minimal required amounts specified in their employment agreements, and a cash bonus of $25,000 was awarded to Robin S. Lebowitz, our Vice President of Finance. All 2006 fiscal year bonuses were paid in January 2007. For the 2005 fiscal year, cash bonuses of $1,500,000 each were awarded to Messrs. Egan and Cespedes and a $125,000 bonus was awarded to Ms. Lebowitz. The 2005 fiscal year bonuses were based principally on the contributions made by each of the aforementioned executive officers in selling the SendTec marketing services business on October 31, 2005 for net cash proceeds totaling approximately $23.0 million, or a ten (10) times cash-over-cash return. All 2005 fiscal year bonuses were paid in November 2005.

Long-Term Equity Incentives. Long-term incentives are provided primarily by stock option grants. The grants are designed to align the interest of each executive officer with those of the stockholder and provide each executive officer with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business. Each grant allows the executive officer to acquire shares of the Company’s Common Stock at a fixed price per share (the market price on the date of grant) over a specified time period (generally up to 10 years). The number of shares subject to each option grant is set at a level intended to create a meaningful opportunity for stock ownership based on the officer’s current position with the Company, the base salary associated with that position, the individual’s potential for increasing stockholder value, and the individual’s personal performance. The Compensation Committee does not adhere to any specific guidelines as to the relative option holding of the Company’s executive officers, nor does it have any program, plan or practice to time the grant of stock options in coordination with material non-public information.

Health, Welfare and Benefit Plans. To be competitive in attracting and retaining qualified personnel, we offer a standard range of health and welfare benefits to all employees, including our executive officers. These benefits include medical, prescription drugs and dental coverage, life insurance and disability and accidental death and dismemberment insurance. Under the benefit plans, the cost of employee coverage, including executive officers’ coverage, is borne 100% by the Company. All employees, with the exception of the executive officers, contribute towards the cost of spousal and dependent health insurance coverage. Additionally, our executive officers currently receive annual car allowances, totaling $17,000 for each of the Chairman and the President and $10,000 for the Vice President of Finance.

Deductibility of Compensation over $1 Million. Section 162(m) of the Internal Revenue Code imposes a limit of $1 million, unless compensation is performance-based or another exception applies, on the amount that a publicly held corporation may deduct in any year for the compensation paid to its chief executive officer and the four other most highly compensated executive officers. The cash compensation paid to executive officers for the 2006 fiscal year did not exceed the $1 million limit per officer. During the 2005 fiscal year, however, Messrs. Egan and Cespedes’ compensation both exceeded $1 million. Therefore, in filing our 2005 federal and state income tax returns, our compensation deductions for executive officer pay were limited. However, current year losses and available prior year net operating losses were utilized in filing our 2005 returns, which served to eliminate substantially all of the incremental income taxes that would have been otherwise paid at that time. We are mindful of the potential impact that Section 162(m) may have on the income taxes that the Company may have to pay in the future and intend generally to structure our compensation arrangements, where feasible, to eliminate or minimize the impact of the Section 162(m) limitations.

Termination and Change-in-Control Payments. On August 1, 2003, the Company entered into separate employment agreements with each of our current executive officers that specify, among other things, the obligation of the Company in the case of termination or change-in-control. The Company’s obligations under these employment agreements are described in more detail in a subsequent section of this Report on Form 10-K which is entitled “Potential Payments Upon Termination or Change-In-Control.” These employment agreements were entered into to induce our executive officers to perform their roles and to continue employment with the Company for an extended period of time. The particular events which trigger termination payments under the employment agreements are generally based upon customary business practices in the United States.

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid by us to those persons serving as the principal executive officer and principal financial officer at any time during the last calendar year and our other executive officer for the year ended December 31, 2006 (collectively, the "Named Executive Officers"):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards (1) ($)	All Other (2) ($)		Total ($)

Michael S. Egan,	2006	250,000	50,000	—	17,868		317,868
Chairman, Chief Executive	2005	250,000	1,500,000	175,000	17,987		1,942,987
Officer (3)	2004	250,000	77,500	—	13,853		341,353

Edward A. Cespedes,	2006	250,000	50,000	—	33,605		333,605
President, Treasurer and Chief	2005	250,000	1,500,000	175,000	31,714		1,956,714
Financial Officer (4)	2004	250,000	77,500	—	28,064		355,564

Robin S. Lebowitz,	2006	140,000	25,000	13,000	25,580		203,580
Former Chief Financial Officer;	2005	140,000	125,000	40,000	14,632		319,632
Vice President of Finance (5)	2004	144,167	17,500	—		(6)	161,667

(1) Amounts represent the aggregate grant date fair value of stock options in accordance with Statement of Financial Accounting Standards No. 123R. See Note 1, “Organization and Summary of Significant Accounting Policies - Stock Based Compensation,” and Note 11, “Stock Option Plans,” in the accompanying consolidated financial statements as of December 31, 2006 and for the year then ended for information regarding the assumptions used in the valuation of stock option awards.

(2) Other compensation includes car allowances paid to the named executive officers and the cost of life, disability and accidental death and dismemberment insurance premiums paid on behalf of the named executive officers. In the case of the President and the Vice President of Finance, other compensation also includes the cost of medical and dental insurance coverage for the named executive officer, their spouse and dependents, as applicable.

(3) Mr. Egan became an executive officer in July 1998. We began paying Mr. Egan a base salary in July 2003. The 2005 option awards include a grant of 1,750,000 options at an exercise price of $0.12 per share.

(4) Mr. Cespedes became President in June 2002 and Treasurer and Chief Financial Officer in February 2005. The 2005 option awards include a grant of 1,750,000 options at an exercise price of $0.12 per share.

(5) Ms. Lebowitz became an officer of the Company in June 2002 and Chief Financial Officer in July 2002. In February 2004, Ms. Lebowitz resigned her position as Chief Financial Officer and became Vice President of Finance. The option awards include grants of 400,000 and 100,000 options at an exercise price of $0.12 and $0.14 per share in 2005 and 2006, respectively.

(6) Not reported as the aggregate of the items was less than $10,000.

The following plan-based awards were made to the Named Executive Officers in 2006:

2006 GRANTS OF PLAN-BASED AWARDS TABLE

Non-Incentive Plan
		Option Awards:		Exercise
		Number of		or Base
		Securities		Price of
	Grant	Underlying		Option Awards
Name	Date	Options (#)		($/Share)

Robin S. Lebowitz	8/15/2006	100,000	(1)	$0.14

(1) The stock option award was immediately exercisable at date of grant.

OUTSTANDING EQUITY AWARDS AT FISCAL 2006 YEAR-END

	Number of Securities Underlying Unexercised Options (1)		Option	Option
Name	Exercisable (#)	Unexercisable (#)	Exercise Price ($)	Expiration Date

Michael S. Egan	50,000	—	$4.50	7/16/2008
	179,798	—	4.50	8/1/2008
	20,202	—	4.95	8/1/2008
	70,000	—	15.75	1/6/2009
	10,000	—	6.69	2/17/2010
	7,500	—	0.23	6/27/2011
	7,500	—	0.04	6/21/2012
	2,500,000	—	0.02	8/13/2012
	1,000,000	—	0.56	5/22/2013
	1,750,000	—	0.12	4/7/2015

Edward A. Cespedes	50,000	—	$4.50	7/16/2008
	7,500	—	4.50	8/1/2008
	50,000	—	15.75	1/6/2009
	15,000	—	6.69	2/17/2010
	20,000	—	2.50	4/18/2010
	7,500	—	2.38	6/8/2010
	7,500	—	0.23	6/27/2011
	7,500	—	0.04	6/21/2012
	1,750,000	—	0.02	8/13/2012
	550,000	—	0.56	5/22/2013
	1,750,000	—	0.12	4/7/2015

Robin S. Lebowitz	1,580	—	$1.59	5/31/2010
	25,000	—	0.05	12/14/2011
	7,500	—	0.04	6/21/2012
	500,000	—	0.02	8/13/2012
	100,000	—	0.56	5/22/2013
	400,000	—	0.12	4/7/2015
	100,000	—	0.14	8/16/2016

(1) All stock option awards included in the above table are fully vested. None of the named executive officers exercised any stock options during the year ended December 31, 2006.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

The Company has entered into separate employment agreements with each of the named executive officers which specify the obligations of the Company, as well as the named executive officer in the case of termination or a change-in-control.

Each of the employment agreements provide for payments to be made to the executive officers if they are terminated “without cause” or if the executive terminates with “good reason”, or in the event that the executive officer’s employment is terminated as a result of disability or death. Events which may be considered “good reason” as defined by the employment agreements include:

(a) any change in the duties, responsibilities or status of the executive officer that is inconsistent in any material and adverse respect with the executive’s position, duties, responsibilities or status with the Company;

(b) a material and adverse change in the executive officer’s titles or offices held with the Company;

(c) a reduction in the executive officer’s base salary, guaranteed bonus or bonus opportunity;

(d) the relocation of the Company’s principal executive offices or the executive officer’s own office location to a location more than 25 miles outside of Fort Lauderdale, Florida;

(e) any refusal by the Company or any affiliate to continue to permit the executive officer to engage in activities not directly related to the business of the Company which the executive officer was permitted to engage as of the date the employment agreement was entered into;

(f) any reason following a change in control, as defined by the employment agreement; or

(g) any other breach of a material provision of the employment agreement by the Company or any affiliate.

Each of the employment agreements between the Company and the Chief Executive Officer and the President provide, in the case of termination by the Company without cause or termination by the executive officer for good reason, the payment within five days of such termination of (i) any accrued and unpaid base salary; (ii) a pro-rated incentive payment, as defined by the agreement, for the current year through the date of termination; (iii) any accrued vacation pay; and (iv) a Lump-Sum Cash Payment (“Lump-Sum Cash Payment”) equal to ten times the sum of the executive officer’s base salary and highest annual incentive, as defined by the employment agreement. In addition, the employment agreements provide that the Company shall maintain in full force and effect, for a period of ten years following the date of termination, the medical, hospitalization, dental and life insurance programs in which the executive officer, his spouse and his dependents were participating immediately prior to the date of termination at the level in effect and upon substantially the same terms and conditions as existed immediately prior to the date of termination. Such insurance benefits terminate on the date the executive officer receives equivalent coverage and benefits under the plans or programs of a subsequent employer. The employment agreements also provide for the acceleration of vesting of any stock, stock option, stock appreciation right or similar awards, as of the date of termination and permit the executive officer to exercise such awards until the earlier of (i) the third anniversary of the date of termination or (ii) the end of the term of the award.

The employment agreement between the Company and the Vice President of Finance provides for, in the case of termination by the Company without cause or termination by the executive officer for good reason, payments and benefits similar to the employment agreements of the Chief Executive Officer and President except that the Lump-Sum Cash Payment shall equal two times the sum of the Vice President of Finance’s base salary and highest annual incentive and the Company will be required to maintain insurance benefits for a period of two years following the date of termination.

In the event the named executive officer’s employment is terminated as a result of disability, the employment agreements provide for the payment of all accrued salary and benefits through the termination date, including a pro-rated incentive payment, as defined by the agreement, as well as the payment of insurance benefits for a period of one year subsequent to termination.

In the event the named executive officer’s employment is terminated as a result of the officer’s death, the employment agreements provide for the payment of all accrued salary and benefits through the termination date. Additionally, the employment agreements specify that the Company shall provide the named executive officer’s spouse and dependents with insurance benefits for a period of ten years in the case of the Chief Executive Officer and the President and for a period of one year in the case of the Vice President of Finance.

Assuming the named executive officers were terminated by the Company without cause or the named executive officers terminated with good reason as of December 31, 2006, Lump-Sum Cash Payments totaling $7,925,000 would be payable to each of the Chief Executive Officer and the President of the Company and a Lump-Sum Cash Payment totaling $391,666 would be payable to the Vice President of Finance of the Company. In addition, the Company’s estimated obligation for insurance benefits to be provided for the Chief Executive Officer, the President and the Vice President of Finance in accordance with their respective employment agreement totaled approximately $9,700, $168,000 and $31,000, respectively.

COMPENSATION OF DIRECTORS

Directors who are also our employees receive no compensation for serving on our Board or committees. We reimburse non-employee directors for all travel and other expenses incurred in connection with attending Board and committee meetings. Non-employee directors are also eligible to receive automatic stock option grants under our 1998 Stock Option Plan, as amended and restated. As of December 31, 2006 there were no directors who met this definition.

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

COMPENSATION COMMITTEE

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Michael S. Egan, theglobe’s Chairman and Chief Executive Officer and Edward A. Cespedes, theglobe’s President, Treasurer and Chief Financial Officer and Director served as members of the Compensation Committee of the Board of Directors during 2006. Although certain relationships and related transactions between Messrs. Egan and Cespedes and theglobe are disclosed in the section of this Annual Report on Form 10-K entitled “Certain Relationships and Related Transactions,” none of these relationships or transactions relate to interlocking directorships or compensation committees.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors establishes our general compensation policies as well as the compensation plans and specific compensation levels for executive officers. The Compensation Committee also administers our stock based incentive plans for executive officers.

The Compensation Committee has reviewed the information provided within the “Compensation Discussion and Analysis” section of this Annual Report on Form 10-K and based on this review, the Compensation Committee has recommended to the entire Board of Directors that the “Compensation Discussion and Analysis” be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

COMPENSATION COMMITTEE:

Michael S. Egan
Edward A. Cespedes

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of March 19, 2007 (except as otherwise indicated) by (i) each person who owns beneficially more than 5% of our Common Stock, (ii) each of our directors, (iii) each of our "Named Executive Officers" and (iv) all directors and executive officers as a group. A total of 172,484,838 shares of theglobe’s Common Stock were issued and outstanding on March 19, 2007.

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

	SHARES BENEFICIALLY OWNED
DIRECTORS, NAMED EXECUTIVE OFFICERS			TITLE OF
AND 5% STOCKHOLDERS	NUMBER	PERCENT	CLASS

Dancing Bear Investments, Inc. (1)	8,303,148	4.8%	Common

Michael S. Egan (1)(2)(6)(7)(8)	149,699,034	58.4%	Common

Edward A. Cespedes (3)	4,215,000	2.4%	Common

Robin S. Lebowitz (4)	1,134,080	*	Common

Carl Ruderman (5)	10,000,000	5.5%	Common

E&C Capital Partners, LLLP (6)(8)	82,469,012	38.1%	Common

E&C Capital Partners II, LLLP(7)	40,000,000	19.4%	Common

All directors and executive officers
as a group (3 persons)	155,048,114	59.3%	Common

* less than 1%

(1) Mr. Egan owns Dancing Bear Investments, Inc.

(2) Includes the shares that Mr. Egan is deemed to beneficially own as the controlling investor of Dancing Bear Investments, Inc., E&C Capital Partners, LLLP, and E&C Capital Partners II, LLLP and as the Trustee of the Michael S. Egan Grantor Retained Annuity Trusts for the benefit of his children. Also includes (i) 5,595,000 shares of our Common Stock issuable upon exercise of options that are currently exercisable; (ii) 3,541,337 shares of our Common Stock held by Mr. Egan's wife, as to which he disclaims beneficial ownership; and (iii) 204,082 shares of our Common Stock issuable upon exercise of warrants at $1.22 per share owned by Mr. Egan and his wife.

(3) Includes 4,215,000 shares of our Common Stock issuable upon exercise of options that are currently exercisable.

(4) Includes 1,134,080 shares of our Common Stock issuable upon exercise of options that are currently exercisable.

(5) Includes 10,000,000 shares of Common Stock issuable upon the exercise of warrants at $0.15 per share.

(6) E&C Capital Partners, LLLP is a privately held investment vehicle controlled by our Chairman, Michael S. Egan. Our President, Edward A. Cespedes, has a minority, non-controlling interest in E&C Capital Partners, LLLP. Includes 34,000,000 shares of our Common Stock issuable upon the conversion of the Convertible Notes. Also, includes 10,000,000 shares of Common Stock if and to the extent issued upon exercise of the warrants described in footnote (5) over which E&C holds an irrevocable proxy pursuant to the Stockholders’ Agreement described in footnote (8) below.

(7) E&C Capital Partners II, LLLP is a privately held investment vehicle controlled by our Chairman, Michael S. Egan. Includes 34,000,000 shares of our Common Stock issuable upon the conversion of the Convertible Notes.

(8) In connection with certain Marketing Services Agreements entered with Universal Media of Miami, Inc. and Trans Digital Media, LLC on November 22, 2006, the Company entered into a warrant purchase agreement with Carl Ruderman, the controlling shareholder of such entities. In connection with the issuance of the warrants, Mr. Ruderman entered into a Stockholders’ Agreement with our Chairman and Chief Executive Officer, Michael S. Egan, our President, Edward A. Cespedes, and certain of their affiliates. Pursuant to the Stockholders’ Agreement, Mr. Ruderman granted an irrevocable proxy over the shares issuable upon exercise of the warrants to E&C Capital Partners, LLLP and granted a right of first refusal over his shares to all of the other parties to the Stockholders’ Agreement. Mr. Ruderman also agreed to sell his shares under certain circumstances in which the other parties to the Stockholders’ Agreement have agreed to sell their respective shares. Mr. Ruderman was granted the right to participate in certain sales of the Company’s Common Stock by the other parties to the Stockholders’ Agreement. The amount set forth in the table includes 10,000,000 shares of Common Stock if and to the extent issued upon exercise of the warrants described in footnote (5) over which E&C holds such irrevocable proxy.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons.

Two of our directors, Mr. Egan and Ms. Lebowitz, also serve as officers and directors of Dancing Bear Investments, Inc. ("Dancing Bear"). Dancing Bear is a stockholder of the Company and an entity controlled by Mr. Egan, our Chairman and Chief Executive Officer (“CEO”).

On November 22, 2006, the Company entered into a License Agreement (the “License Agreement”) with Speecho, LLC which grants a license to use the Company’s chat, VoIP and video communications technology for a minimum license fee of $10,000 per month with an initial term of ten years. Mr. Egan, the Company’s Chairman and CEO, Mr. Cespedes, the Company’s President and Robin Lebowitz, the Company’s Vice President of Finance, as well as certain other employees of the Company, are members of Blue Wall, LLC, a company that owns 50% of the membership interests in Speecho, LLC. As of December 31, 2006, the Company had not recognized any revenue related to the License Agreement.

On November 22, 2006, the Company entered into certain Marketing Services Agreements (the “Marketing Services Agreements”) with two entities whereby the entities agreed to market certain of the Company’s products in exchange for certain commissions and promotional fees and which granted the Company exclusive right to certain uses of a tradename in connection with certain of the Company’s websites. Additionally, on November 22, 2006, in connection with the Marketing Services Agreements, the Company entered into a Warrant Purchase Agreement with Carl Ruderman, the controlling shareholder of the entities. The Warrant Purchase Agreement provides for the issuance to Mr. Ruderman of one warrant to purchase 5,000,000 shares of the Company’s Common Stock at an exercise price of $0.15 per share with a three year term and a second warrant to purchase 5,000,000 shares of the Company’s Common Stock at an exercise price of $0.15 per share with a term of four years. Each warrant provides for the extension of the exercise term by an additional three years if certain criteria are met under the Marketing Services Agreements. The Warrant Purchase Agreement grants to Mr. Ruderman “piggy-back” registration rights with respect to the shares of the Company’s Common Stock issuable upon exercise of the warrants.

In connection with the issuance of the warrants, on November 22, 2006, Mr. Ruderman entered into a Stockholders’ Agreement with Mr. Egan, the Company’s chairman and chief executive officer, Mr. Cespedes, the Company’s president and certain of their affiliates. Pursuant to the Stockholders’ Agreement, Mr. Ruderman granted an irrevocable proxy over the shares issuable upon exercise of the warrants to E&C Capital Partners, LLLP and granted a right of first refusal over his shares to all of the other parties to the Stockholders’ Agreement. Mr. Ruderman also agreed to sell his shares under certain circumstances in which the other parties to the Stockholders’ Agreement have agreed to sell their respective shares. Mr. Ruderman was also granted the right to participate in certain sales of the Company’s Common Stock by the other parties to the Stockholders’ Agreement.

On April 22, 2005, E&C Capital Partners, LLLP and E&C Capital Partners II, LLLP (the “Noteholders”), entities controlled by the Company's Chairman and CEO, entered into a Note Purchase Agreement (the "Agreement") with theglobe pursuant to which they acquired secured demand convertible promissory notes (the "Convertible Notes") in the aggregate principal amount of $1,500,000. Under the terms of the Agreement, the Noteholders were also granted the optional right, for a period of 90 days from the date of the Agreement, to purchase additional Convertible Notes such that the aggregate principal amount of Convertible Notes issued under the Agreement could total $4,000,000 (the “Option”). On June 1, 2005, the Noteholders exercised a portion of the Option and acquired an additional $1,500,000 of Convertible Notes. On July 18, 2005, the Noteholders exercised the remainder of the Option and acquired an additional $1,000,000 of Convertible Notes.

The Convertible Notes are convertible at the option of the Noteholders into shares of the Company's Common Stock at an initial price of $0.05 per share. During the year ended December 31, 2005 an aggregate of $600,000 of Convertible Notes were converted by the Noteholders into an aggregate of 12,000,000 shares of the Company’s Common Stock. Assuming full conversion of all Convertible Notes which remain outstanding as of December 31, 2006, an additional 68,000,000 shares of the Company’s Common Stock would be issued to the Noteholders. The Convertible Notes provide for interest at the rate of ten percent per annum and are secured by a pledge of substantially all of the assets of the Company. Approximately $340,000 of interest expense was recorded during the year ended December 31, 2006 related to the Convertible Notes. As of December 31, 2006, a total of $556,200 in accrued interest related to the Convertible Notes remained unpaid. The Convertible Notes are due and payable five days after demand for payment by the Noteholders. The Noteholders are entitled to certain demand and “piggy-back” registration rights in connection with their investment.

An entity controlled by our Chairman and CEO has provided services to the Company and various of its subsidiaries during the year ended December 31, 2006, including: the lease of office space and the outsourcing of human resources and payroll processing functions.

We sublease approximately 15,000 square feet of office space for our executive offices from Certified Vacations, a company which is controlled by our Chairman and CEO. The sublease commenced on September 1, 2003 and expires on July 31, 2007. The initial base rent of $18.91 per square foot on an annual basis ($283,650 annually in the aggregate), increases on each anniversary of the sublease by $1.50 per square foot. During the year ended December 31, 2006 approximately $416,000 of expense was recorded related to the lease of office space from Certified Vacations, including allocated building operating expenses and sales taxes.

Beginning April 2005, we outsourced our human resources and payroll processing functions from Certified Vacations and approximately $50,000 of expense was recorded during the year ended December 31, 2006 related to these functions.

Review, Approval or Ratification of Transactions with Related Persons. The Board of Directors has adopted a Code of Ethics and Business Conduct, which applies to all officers, employees and directors of the Company. The Code of Ethics and Business Conduct describes the Company’s policies and standards for protecting the Company’s integrity and provides guidance to the Company’s officers, employees and directors in recognizing and reporting activities that conflict with, or have the appearance of conflicting with, the best interests of the Company and its stockholders. The Code of Ethics and Business Conduct provides that no officer, employee or director of the Company shall derive any personal gain from any Company activity unless the transaction has been fully disclosed to and approved in writing by the Company’s Compliance Officer, Ms. Lebowitz, or the Board of Directors as the case may be.

Director Independence. None of the current members of the Company’s Board of Directors are considered “independent” within the meaning of applicable NASD rules

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees billed by Rachlin Cohen & Holtz LLP (“Rachlin Cohen”), independent public accountants, for professional services rendered for the audit of our annual financial statements during 2006 and 2005 and the reviews of the financial statements included in our Forms 10-Q and 10-K, as appropriate, were $128,625 and $110,645, respectively.

Audit-Related Fees. During the last two fiscal years, Rachlin Cohen provided the Company with the following services that are reasonably related to the performance of the audit of our financial statements:

The Company incurred no assurance and related services related to audits and review for various SEC filings (including S-8’s, proxy and private placements) during 2006. Fees related to these services were $32,983 for 2005; and

Other services relating to consultation and research of various accounting pronouncements and technical issues were $3,340 for 2006 and $4,211 for 2005.

Tax Fees. The aggregate fees billed for tax services provided by Rachlin Cohen in connection with tax compliance, tax consulting and tax planning services during 2006 and 2005, were $88,860 and $103,021, respectively.

All Other Fees. Except as described above, the Company had no other fees for services provided by Rachlin Cohen during 2006 and 2005.

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

10.31	First Amendment to Carrier Services Agreement dated March 25, 2005 (22).

10.32	Note Purchase Agreement dated April 22, 2005 by and between theglobe.com, inc. and certain named investors (23).

10.33	Asset Purchase Agreement dated as of August 10, 2005 by and among theglobe.com, inc., SendTec, Inc. and RelationServe Media, Inc. (24).

10.34	1 st Amendment to the Asset Purchase Agreement dated as of August 23, 2005, by and among theglobe.com, inc., SendTec, Inc. and RelationServe Media, Inc. (25).

10.35	Redemption Agreement dated August 23, 2005 between theglobe.com, inc. and certain members of management of SendTec, Inc. (26).

10.36	Escrow Agreement dated as of October 31, 2005, by and among theglobe.com, inc., SendTec, Inc., RelationServe Media, Inc. and Olshan Grundman Frome Rosenzweig & Wolosky LLP (27).

10.37
Termination Agreement dated as of October 31, 2005, by and among theglobe.com, inc., SendTec, Inc., Paul Soltoff, Eric Obeck, Donald Gould, Harry Greene, Irvine and Nadine Brechner, as tenants by the entirety, Allen Vance, G. Thomas Alison and Steven Morvay (27).

10.38	.travel Sponsored TLD Registry Agreement dated May 5, 2005 by and between ICANN and Tralliance Corporation.

10.39	Warrant Purchase Agreement dated as of November 22, 2006 by and between theglobe.com, inc. and Carl Ruderman.*

10.40
Stockholders’ Agreement dated as of November 22, 2006 by and among theglobe.com, inc., Michael S. Egan, Edward A. Cespedes, E&C Capital Partners, LLLP, E&C Capital Partners II, Ltd., Dancing Bear Investments, Inc. and Carl Ruderman.

10.41	Warrant to Acquire 5,000,000 shares of theglobe.com, inc. dated as of November 22, 2006 issued to Carl Ruderman.*

10.42	Warrant to Acquire 5,000,000 shares of theglobe.com, inc. dated as of November 22, 2006 issued to Carl Ruderman.*

10.43	Amended and Restated License Agreement dated as of January 26, 2007 by and between tglo.com, inc. and Speecho LLC.*

10.44	NeuLevel Master Service Agreement dated as of October 11, 2005 by and between NeuLevel, Inc. and Tralliance Corporation.*

10.45	Settlement Agreement between MySpace, Inc. and theglobe.com, inc. and Michael Egan.

10.46	Marketing Services Agreement dated as of November 22, 2006 between theglobe.com, inc. and Trans Digital Media, LLC.*

10.47	Marketing Services Agreement dated as of November 22, 2006 between theglobe.com, inc. and Universal Media of Miami, Inc.*

21.	Subsidiaries

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

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

theglobe.com, inc.

Dated: March 30, 2007	By:	/s/ Michael S. Egan
Michael S. Egan

Chief Executive Officer (Principal Executive Officer)

By:	/s/ Edward A. Cespedes
Edward A. Cespedes
President, Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Michael S. Egan	March 30, 2007
Michael S. Egan
Chairman, Director

/s/ Edward A. Cespedes	March 30, 2007
Edward A. Cespedes
Director

/s/ Robin Lebowitz	March 30 , 2007
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

10.31	First Amendment to Carrier Services Agreement dated March 25, 2005 (22).

10.32	Note Purchase Agreement dated April 22, 2005 by and between theglobe.com, inc. and certain named investors (23).

10.33	Asset Purchase Agreement dated as of August 10, 2005 by and among theglobe.com, inc., SendTec, Inc. and RelationServe Media, Inc. (24).

10.34	1 st Amendment to the Asset Purchase Agreement dated as of August 23, 2005, by and among theglobe.com, inc., SendTec, Inc. and RelationServe Media, Inc. (25).

10.35	Redemption Agreement dated August 23, 2005 between theglobe.com, inc. and certain members of management of SendTec, Inc. (26).

10.36	Escrow Agreement dated as of October 31, 2005, by and among theglobe.com, inc., SendTec, Inc., RelationServe Media, Inc. and Olshan Grundman Frome Rosenzweig & Wolosky LLP (27).

10.37
Termination Agreement dated as of October 31, 2005, by and among theglobe.com, inc., SendTec, Inc., Paul Soltoff, Eric Obeck, Donald Gould, Harry Greene, Irvine and Nadine Brechner, as tenants by the entirety, Allen Vance, G. Thomas Alison and Steven Morvay (27).

10.38	.travel Sponsored TLD Registry Agreement dated May 5, 2005 by and between ICANN and Tralliance Corporation.

10.39	Warrant Purchase Agreement dated as of November 22, 2006 by and between theglobe.com, inc. and Carl Ruderman.*

10.40
Stockholders’ Agreement dated as of November 22, 2006 by and among theglobe.com, inc., Michael S. Egan, Edward A. Cespedes, E&C Capital Partners, LLLP, E&C Capital Partners II, Ltd., Dancing Bear Investments, Inc. and Carl Ruderman.

10.41	Warrant to Acquire 5,000,000 shares of theglobe.com, inc. dated as of November 22, 2006 issued to Carl Ruderman.*

10.42	Warrant to Acquire 5,000,000 shares of theglobe.com, inc. dated as of November 22, 2006 issued to Carl Ruderman.*

10.43	Amended and Restated License Agreement dated as of January 26, 2007 by and between tglo.com, inc. and Speecho LLC.*

10.44	NeuLevel Master Service Agreement dated as of October 11, 2005 by and between NeuLevel, Inc. and Tralliance Corporation.*

10.45	Settlement Agreement between MySpace, Inc. and theglobe.com, inc. and Michael Egan.

10.46	Marketing Services Agreement dated as of November 22, 2006 between theglobe.com, inc. and Trans Digital Media, LLC.*

10.47	Marketing Services Agreement dated as of November 22, 2006 between theglobe.com, inc. and Universal Media of Miami, Inc.*

21.	Subsidiaries

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

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