Form 10-Q
period 2007-03-31
THEGLOBE COM INC
filed 2007-05-11
CIK 1066684

   UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
Yes ☐ No ☒

The number of shares outstanding of the Registrant's Common Stock, $.001 par value (the "Common Stock") as of May 7, 2007 was 172,484,838.

THEGLOBE.COM, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2007	2006
	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$3,507,052	$5,316,218
Accounts receivable	53,472	45,870
Prepaid expenses	351,476	358,701
Net assets of discontinued operations	549,050	960,280
Other current assets	12,142	13,001

Total current assets	4,473,192	6,694,070

Intangible assets	487,313	526,824
Property and equipment, net	160,581	144,216
Other assets	40,000	40,000

Total assets	$5,161,086	$7,405,110

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$657,381	$507,578
Accrued expenses and other current liabilities	1,322,492	1,484,669
Deferred revenue	1,444,898	1,222,705
Notes payable due affiliates	3,400,000	3,400,000
Net liabilities of discontinued operations	5,447,898	5,160,872

Total current liabilities	12,272,669	11,775,824

Deferred revenue	175,524	232,433

Total liabilities	12,448,193	12,008,257

Stockholders' Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized;
172,484,838 and 172,484,838 shares issued at March 31, 2007
and December 31, 2006, respectively	172,485	172,485
Additional paid-in capital	289,193,213	289,088,557
Accumulated deficit	(296,652,805)	(293,864,189)
Total stockholders' deficit	(7,287,107)	(4,603,147)

Total liabilities and stockholders' deficit	$5,161,086	$7,405,110

See notes to unaudited condensed consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2007	2006
	(UNAUDITED)

Net Revenue	$431,742	$313,613

Operating Expenses:
Cost of revenue	102,185	130,159
Sales and marketing	639,781	579,231
General and administrative	1,224,766	1,275,288
Depreciation	19,520	17,609
Intangible asset amortization	39,511	69,675
	2,025,763	2,071,962

Operating Loss from Continuing Operations	(1,594,021)	(1,758,349)

Interest Income (Expense), net	(33,559)	62,138

Loss from Continuing Operations
Before Income Tax	(1,627,580)	(1,696,211)
Income Tax Provision	—	—
Loss from Continuing Operations	(1,627,580)	(1,696,211)

Discontinued Operations, net of tax	(1,161,036)	(2,848,402)

Net Loss	$(2,788,616)	$(4,544,613)

Loss Per Share -
Basic and Diluted:
Continuing Operations	$(0.01)	$(0.01)
Discontinued Operations	$(0.01)	$(0.02)
Net Loss	$(0.02)	$(0.03)

Weighted Average Common Shares Outstanding	172,485,000	174,593,000

See notes to unaudited condensed consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2007	2006
	(UNAUDITED)
Cash Flows from Operating Activities:
Net loss	$(2,788,616)	$(4,544,613)
Add back: loss from discontinued operations	1,161,036	2,848,402
Net loss from continuing operations	(1,627,580)	(1,696,211)

Adjustments to reconcile net loss from continuing operations to net cash flows from operating activities:
Depreciation and amortization	59,031	87,284
Employee stock compensation	101,520	81,769
Compensation related to non-employee stock options	3,136	94,233

Changes in operating assets and liabilities
Accounts receivable, net	(7,602)	—
Prepaid and other current assets	8,084	21,581
Accounts payable	149,803	(194,497)
Accrued expenses and other current liabilities	(162,177)	(351,391)
Income taxes payable	—	(806,406)
Deferred revenue	165,284	103,124

Net cash flows from operating activities of continuing operations	(1,310,501)	(2,660,514)
Net cash flows from operating activities of discontinued operations	(496,872)	(2,232,809)
Net cash flows from operating activities	(1,807,373)	(4,893,323)

Cash Flows from Investing Activities:
Net cash released from escrow	—	780,721
Purchases of property and equipment	(30,593)	—
Other, net	—	5,001

Net cash flows from investing activities of continuing operations	(30,593)	785,722
Proceeds from the sale of property and equipment of discontinued operations	28,800	—
Net cash flows from investing activities	(1,793)	785,722

Cash Flows from Financing Activities:
Proceeds from exercise of stock options and warrants	—	18,420
Net cash flows from financing activities of continuing operations	—	18,420
Payments on debt of discontinued operations	—	(11,598)
	—	6,822

Net Decrease in Cash and Cash Equivalents	(1,809,166)	(4,100,779)
Cash and Cash Equivalents, at beginning of period	5,316,218	16,480,660

Cash and Cash Equivalents, at end of period	$3,507,052	$12,379,881

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

On May 9, 2005, the Company exercised an option to acquire all of the outstanding capital stock of Tralliance Corporation (“Tralliance”), an entity which had been designated as the registry for the “.travel” top-level domain through an agreement with the Internet Corporation for Assigned Names and Numbers (“ICANN”). The purchase price consisted of the issuance of 2,000,000 shares of theglobe’s Common Stock, warrants to acquire 475,000 shares of theglobe’s Common Stock and $40,000 in cash.

As more fully discussed in Note 3, “Discontinued Operations,” in March 2007, management and the Board of Directors of the Company made the decision to cease all activities related to its computer games businesses, including discontinuing the operations of its magazine publications, games distribution business and related websites.  In addition, in March 2007, management and the Board of Directors of the Company decided to discontinue the operating, research and development activities of its VoIP telephony services business and terminate all of the remaining employees of that business.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries from their respective dates of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The unaudited interim condensed consolidated financial statements of the Company as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed consolidated financial statements.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2007 and the results of its operations and its cash flows for the three months ended March 31, 2007 and 2006. The results of operations and cash flows for such periods are not necessarily indicative of results expected for the full year or for any future period.

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

COMPREHENSIVE INCOME (LOSS)

The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, "Reporting Comprehensive Income." Comprehensive income (loss) generally represents all changes in stockholders' equity during the year except those resulting from investments by, or distributions to, stockholders. The Company's comprehensive loss was approximately $2.8 million and $4.5 million for the three months ended March 31, 2007 and 2006, respectively, which approximated the Company's reported net loss.

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

REVENUE RECOGNITION

Continuing Operations

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

Discontinued Operations

 COMPUTER GAMES BUSINESSES

Advertising revenue from the sale of print advertisements under short-term contracts in the Company's magazine publications was recognized at the on-sale date of the magazines.

Newsstand sales of the Company's magazine publications were recognized at the on-sale date of the magazines, net of provisions for estimated returns. Subscription revenue, net of agency fees, was deferred when initially received and recognized as income ratably over the subscription term.

Sales of games and related products from the Company's online store were recognized as revenue when the product was shipped to the customer. Amounts billed to customers for shipping and handling charges were included in net revenue. The Company provided an allowance for returns of merchandise sold through its online store.

VOIP TELEPHONY SERVICES

VoIP telephony services revenue represented fees charged to customers for voice services and was recognized based on minutes of customer usage or as services were provided. The Company recorded payments received in advance for prepaid services as deferred revenue until the related services were provided.

SEGMENT REPORTING

Effective with the March 2007 decision by management and the Board of Directors of the Company to cease all activities related to its computer games and VoIP telephony services businesses, the Company is now involved in one operating segment, the Internet services business.

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

Due to the Company's net losses from continuing operations, the effect of potentially dilutive securities or common stock equivalents that could be issued was excluded from the diluted net loss per common share calculation due to the anti-dilutive effect. Such potentially dilutive securities and common stock equivalents consisted of the following for the periods ended March 31:

	2007	2006
Options to purchase common stock	18,923,000	15,699,000
Common shares issuable upon exercise of warrants	16,911,000	7,276,000
Common shares issuable upon conversion of Convertible Notes	68,000,000	68,000,000
Total	103,834,000	90,975,000

RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” which clarifies accounting for and disclosure of uncertainty in tax positions. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation is effective for fiscal years beginning after December 15, 2006. We have evaluated the impact of adopting FIN No. 48 on our consolidated financial statements, and the adoption of FIN No. 48 did not have a material effect on our consolidated financial position, cash flows and results of operations.

RECLASSIFICATIONS

Certain 2006 amounts have been reclassified to conform to the 2007 presentation. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the operations of the Company’s games and VoIP telephony services divisions have been accounted for in accordance with the provisions of SFAS No. 144 and the 2006 results of their operations have been included in income from discontinued operations. Prior periods have been reclassified for comparability, as required.

(2) GOING CONCERN CONSIDERATIONS AND MANAGEMENT’S PLAN

The Company received a report from its independent accountants, relating to its December 31, 2006 audited financial statements containing an explanatory paragraph stating that its recurring losses from operations and its accumulated deficit raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. However, for the reasons described below, Company management does not believe that cash on hand and cash flow generated internally by the Company will be adequate to fund the operation of its businesses beyond a short period of time. These reasons raise significant doubt about the Company’s ability to continue as a going concern.

As of March 31, 2007, the Company had a net working capital deficit of approximately $7,800,000, inclusive of a cash and cash equivalents balance of approximately $3,500,000. Such working capital deficit included a settlement liability of $2,550,000 owed to MySpace, Inc. (“MySpace”) in connection with a lawsuit filed by MySpace against the Company on June 1, 2006 (as more fully discussed in Note 5, “Litigation”) and an aggregate of $3,400,000 in secured convertible demand notes (the “Convertible Notes”) and accrued interest of approximately $640,000 due to entities controlled by Michael Egan, the Company’s Chairman and Chief Executive Officer. On April 18, 2007, the Company paid MySpace $2,550,000 in cash in full settlement of the aforementioned lawsuit. As of May 4, 2007, the Company had a cash and cash equivalents balance of approximately $480,000. Notwithstanding previous cost reduction actions taken by the Company and its recent decision to shutdown its unprofitable computer games and VoIP telephony services businesses in March 2007 (see Note 3, “Discontinued Operations”), the Company continues to incur substantial consolidated operating losses, although reduced in comparison with prior periods, and management believes that the Company will continue to be unprofitable in the foreseeable future. Based upon the Company’s current financial condition, as discussed above, and without the infusion of additional capital, management does not believe that the Company will be able to fund its operations beyond May 2007.

It is our preference to avoid filing for protection under the U.S. Bankruptcy Code. However, in order to continue operating as a going concern for any length of time beyond May 2007, we believe that we must quickly raise capital. Although there is no commitment to do so, any such funds would most likely come from Michael Egan, the Company’s Chairman and Chief Executive Officer, or affiliates of Mr. Egan or the Company, as the Company currently has no access to credit facilities with traditional third parties and has historically relied on borrowings from related parties to meet short-term liquidity needs. Any such capital raised would not be registered under the Securities Act of 1933 and would not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Although the Company is currently in negotiations with Mr. Egan to provide additional financing, there can be no assurance that the Company will be successful in raising such capital or borrowing such funds, and any capital raised will likely result in very substantial dilution of the number of shares outstanding or which could be outstanding upon the exercise or conversion of any derivative securities issued by the Company as part of such capital raise.

In addition to raising a sufficient amount of capital, we believe that our long-term financial viability will be determined mainly by our ability to successfully execute our current and future business plans, including (i) achieving net growth in the number of “.travel” domain name registrations; (ii) monetizing our www.search.travel website; (iii) further reducing our operating expenses; (iv) eliminating future losses incurred by our discontinued operations; and (v) successfully settling disputed and other outstanding liabilities related to our discontinued operations. The amount of capital required to be raised by the Company will be dependent upon the Company’s performance in executing its current and future business plans, as measured principally by the time period needed to begin generating positive internal cash flow. There can be no assurance that the Company will be successful in raising a sufficient amount of capital or in executing its business plans. Further, even if we raise capital and are successful in achieving each of the aforementioned objectives, if demand for repayment of any or all of the $3,400,000 in outstanding secured debt or related accrued interest is made, there is no assurance that we will not be required to file for bankruptcy protection at that time.

(3) DISCONTINUED OPERATIONS

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

In addition, in March 2007, management and the Board of Directors of the Company decided to discontinue the operating, research and development activities of its VoIP telephony services business and terminate all of the remaining employees of the business. The Company’s decision to discontinue the operations of its VoIP telephony services business was based primarily on the historical losses sustained by the business during the past several years, management’s expectations of continued losses for the foreseeable future and estimates of the amount of capital required to attempt to successfully monetize its business. The Company is currently in the process of implementing a business shutdown plan, which includes the termination of its carrier and vendor relationships, as well as the payment and/or settlement of outstanding payables. We are also attempting to sell certain of the businesses’ component assets; however, we do not expect the proceeds from such sales to be significant. On April 2, 2007, theglobe agreed to transfer to Michael Egan all of its VoIP intellectual property in consideration for his agreement to provide the Security in connection with the MySpace litigation Settlement Agreement (See Note 5, “Litigation,” for further discussion). The Company had previously written off the value of the VoIP intellectual property as a result of its evaluation of the VoIP telephony services business’ long-lived assets in connection with the preparation of the Company’s 2004 year-end consolidated financial statements.

Results of operations for the computer games and VoIP telephony services businesses have been reported separately as “Discontinued Operations” in the accompanying condensed consolidated statements of operations for all periods presented. The assets and liabilities of the computer games and VoIP telephony services businesses have been included in the captions, “Assets of Discontinued Operations” and “Liabilities of Discontinued Operations” in the accompanying condensed consolidated balance sheets.

The following is a summary of the assets and liabilities of the discontinued operations of the computer games and VoIP telephony services businesses as included in the accompanying condensed consolidated balance sheets:

	March 31,	December 31,
	2007	2006
Assets:
Computer Games
Accounts receivable, net	$381,776	$518,279
Inventory, net	8,739	37,736
Prepaid and other current assets	10,000	44,111
Property and equipment, net	30,749	38,747
	431,264	638,873
VoIP Telephony Services
Accounts receivable, net	25,031	25,031
Prepaid and other current assets	24,751	113,815
Property and equipment, net	68,004	182,561
	117,786	321,407

Net assets of discontinued operations	$549,050	$960,280

	March 31,	December 31,
	2007	2006
Liabilities:
Computer Games
Accounts payable	$345,588	$226,497
Accrued expenses	142,546	22,863
Subscriber liability, net	78,697	71,827
	566,831	321,187
VoIP Telephony Services
Accounts payable	1,975,116	2,062,562
Accrued legal settlement	2,550,000	2,550,000
Other accrued expenses	355,951	227,123
	4,881,067	4,839,685

Net liabilities of discontinued operations	$5,447,898	$5,160,872

Summarized financial information for the discontinued operations was as follows:

Periods Ended March 31,	2007	2006

Computer Games:
Net revenue	$588,499	$366,920

Loss from operations, net of tax	$(364,474)	$(174,213)

VoIP Telephony Services:
Net revenue	$374	$20,624

Loss from operations, net of tax	$(796,562)	$(2,674,189)

The Company is in the process of evaluating the recoverability of its existing computer games and VoIP telephony services businesses’ assets, and at this time, does not anticipate significant future impairment or other charges in this regard. Any such charges, if and when determined to be required, will be recorded by the Company when identified.

The Company has estimated the costs expected to be incurred in shutting down its computer games and VoIP telephony services businesses and has accrued charges as of March 31, 2007, as follows:

	Computer Games	VoIP Telephony Services

Total Estimated Shut-Down Costs:
Contract termination costs	$115,000	$405,000
Settlement of purchase commitment	106,000	—
Other costs	20,000	—
	$241,000	$405,000

Charged to discontinued operations through March 31, 2007:
Contract termination costs	$115,000	405,000
Settlement of purchase commitment	106,000	—
Other costs	4,748	—
	$225,748	$405,000

Net current liabilities of discontinued operations at March 31, 2007 include accounts payable and accruals totaling approximately $626,000 related to the estimated shut-down costs summarized above. The Company currently expects the shutdown of its computer games and VoIP telephony services businesses to be substantially completed by the end of the second quarter of 2007.

(4) STOCK OPTION PLANS

We have several stock option plans under which nonqualified stock options may be granted to officers, directors, other employees, consultants and advisors of the Company. In general, options granted under the Company’s stock option plans expire after a ten-year period and generally vest no later than three years from the date of grant. Incentive options granted to stockholders who own greater than 10% of the total combined voting power of all classes of stock of the Company must be issued at 110% of the fair market value of the stock on the date the options are granted. As of March 31, 2007, there were approximately 4,061,000 shares available for grant under the Company’s stock option plans.

A total of 100,000 stock options were granted during the three months ended March 31, 2007, with a weighted-average fair value of $0.07. During the three months ended March 31, 2006, a total of 1,110,000 stock options were issued with a weighted-average fair value of $0.27.

There were no stock option exercises during the three months ended March 31, 2007. Stock option exercises during the three months ended March 31, 2006, resulted in cash inflows to the Company of $18,420. The corresponding intrinsic value as of exercise date of the 349,474 stock options exercised during the three months ended March 31, 2006, was $119,628.

Stock option activity during the three months ended March 31, 2007 was as follows:

	Total Options	Weighted Average Exercise Price
Outstanding at December 31, 2006	20,142,620	$0.36
Granted	100,000	0.08
Exercised	—	—
Canceled	(1,319,580)	0.12
Outstanding at March 31, 2007	18,923,040	$0.38
Options exercisable at March 31, 2007	16,882,547	$0.41

The weighted-average remaining contractual terms of stock options outstanding and stock options exercisable at March 31, 2007 were 7.2 years and 7.0 years, respectively. The aggregate intrinsic value of both options outstanding and stock options exercisable at March 31, 2007 was approximately $147,000.

Stock compensation cost is recognized on a straight-line basis over the vesting period. Stock compensation expense totaling $104,656 was charged to continuing operations during the three months ended March 31, 2007, including $3,136 of expense resulting from the vesting of non-employee stock options and approximately $34,423 from the accelerated vesting of stock options issued to terminated employees. During the three months ended March 31, 2006, stock compensation expense of $176,002 charged to continuing operations included $94,233 of expense related to the vesting of non-employee stock options granted in prior years and $5,619 from the accelerated vesting of stock options issued to terminated employees.

At March 31, 2007, there was approximately $147,000 of unrecognized compensation expense related to unvested stock options which is expected to be recognized over a weighted-average period of 1.2 years.

The Company estimates the fair value of each stock option at the grant date by using the Black Scholes option-pricing model with the following weighted-average assumptions used for grants in 2007: no dividend yield; an expected life of approximately six years;   115% expected volatility and a risk free interest rate of 4.85%.   The risk free interest rate is based on the U.S. Treasury yield in effect at the time of grant; the expected life is based on historical and expected exercise behavior; and expected volatility is based on the historical volatility of the Company’s stock price, over a time period that is consistent with the expected life of the option.

(5) LITIGATION

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

On March 15, 2007, the Company entered into a Settlement Agreement with MySpace whereby it agreed to pay MySpace $2,550,000 on or before April 5, 2007 in exchange for a mutual release of all claims against one another, including any claims against the Company’s directors and officers. As part of the settlement, Michael Egan, the Company’s CEO, who is also an affiliate of the Company, agreed to enter into an agreement with MySpace on or before April 5th pursuant to which he would, among other things, provide a letter of credit, cash or other equivalent security (collectively, “Security”) in form and substance satisfactory to MySpace. Such Security is to expire and be released on the 100th day following the Company’s payment of the foregoing $2,550,000 so long as no bankruptcy petition, assignment for the benefit of creditors or like liquidation, reorganization or insolvency proceeding is instituted or filed related to the Company during such 100-day period. In accordance with SFAS No. 5, “Accounting for Contingencies,” the payment required by the Settlement Agreement has been included in accrued liabilities in the accompanying condensed consolidated balance sheets.

On April 2, 2007, theglobe agreed to transfer to Michael Egan all of its VoIP intellectual property in consideration for his agreement to provide the Security in connection with the Settlement Agreement. On April 13, 2007, Michael Egan and an entity wholly-owned by Michael Egan, and MySpace entered into a Security Agreement, an Indemnity Agreement and an Escrow Agreement (the “Security Agreements”) providing for the Security. On April 18, 2007, theglobe paid MySpace $2,550,000 in cash as settlement of the claims. MySpace and theglobe filed a consent judgment and stipulated permanent injunction with the Court on April 19, 2007, which among other things, dismissed all claims alleged in the lawsuit with prejudice.

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

The lawsuits purport to be class actions filed on behalf of purchasers of the stock of the Company during the period from November 12, 1998 through December 6, 2000. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company's initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the Prospectus for the Company's initial public offering was false and misleading and in violation of the securities laws because it did not disclose these arrangements. On December 5, 2001, an amended complaint was filed in one of the actions, alleging the same conduct described above in connection with the Company's November 23, 1998 initial public offering and its May 19, 1999 secondary offering. A Consolidated Amended Complaint, which is now the operative complaint, was filed in the Southern District of New York on April 19, 2002. The action seeks damages in an unspecified amount. On February 19, 2003, a motion to dismiss all claims against the Company was denied by the Court. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions (the “focus cases”) and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. The Underwriter Defendants appealed the decision and the Second Circuit vacated the District Court’s decision granting class certification in those six cases on December 5, 2006. Plaintiffs filed a motion for rehearing. On April 6, 2007, the Second Circuit denied the petition, but noted that Plaintiffs could ask the District Court to certify a more narrow class than the one that was rejected. Plaintiffs have not yet moved to certify a class in theglobe.com case.

Prior to the Second Circuit’s December 5, 2006 ruling the Company approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. These agreements were submitted to the Court for approval. The settlement would have provided, among other things, a release of the Company and of the Individual Defendants for the conduct alleged to be wrongful in the complaint in exchange for a guarantee from the Company’s insurers regarding recovery from the underwriter defendants and other consideration from the Company regarding its underwriters. In light of the Second Circuit opinion, liaison counsel for the issuers informed the District Court that the settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified. We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit’s mandate.

Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter. If the Company is found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than the Company’s insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

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

(6) SUBSEQUENT EVENTS

On April 18, 2007, the Company paid $2,550,000 to MySpace pursuant to a Settlement Agreement dated March 15, 2007. See Note 5, “Litigation,” for further discussion.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology, such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "intend," "potential" or "continue" or the negative of such terms or other comparable terminology, although not all forward-looking statements contain such terms. In addition, these forward-looking statements include, but are not limited to, statements regarding:

•	implementing our business plans;

•	marketing and commercialization of our products and services;

•	plans for future products and services and for enhancements of existing products and services;

•	our ability to implement cost-reduction programs;

•	potential governmental regulation and taxation;

•	the outcome of pending litigation;

•	our intellectual property;

•	our estimates of future revenue and profitability;

•	our estimates or expectations of continued losses;

•	our expectations regarding future expenses, including cost of revenue, product development, sales and marketing, and general and administrative expenses;

•	difficulty or inability to raise additional financing, if needed, on terms acceptable to us;

•	our estimates regarding our capital requirements and our needs for additional financing;

•	attracting and retaining customers and employees;

•	rapid technological changes in our industry and relevant markets;

•	sources of revenue and anticipated revenue;

•	implementation of our shutdown of certain businesses and our estimate of the associated costs;

•	our ability to sell and/or recover certain business assets;

•	competition in our market; and

•	our ability to continue to operate as a going concern.

These statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are not required to and do not intend to update any of the forward-looking statements after the date of this Form 10-Q or to conform these statements to actual results. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-Q might not occur. Actual results, levels of activity, performance, achievements and events may vary significantly from those implied by the forward-looking statements. A description of risks that could cause our results to vary appears under "Risk Factors" and elsewhere in this Form 10-Q. The following discussion should be read together in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes thereto and the audited consolidated financial statements and notes to those statements contained in the Annual Report on Form 10-K for the year ended December 31, 2006.

OVERVIEW

As of March 31, 2007, theglobe.com, inc. (the "Company" or "theglobe") managed a single line of business, Internet services, consisting of Tralliance Corporation (“Tralliance”) which is the registry for the “.travel” top-level Internet domain. We acquired Tralliance on May 9, 2005. Prior to the end of the 2007 first quarter, management and the Board of Directors of the Company made the decision to cease all activities related to its computer games and VoIP telephony services businesses. Results of operations for the computer games and VoIP telephony services businesses have been reported separately as “Discontinued Operations” in the accompanying condensed consolidated statements of operations for all periods presented. The assets and liabilities of the computer games and VoIP telephony services businesses have been included in the captions, “Assets of Discontinued Operations” and “Liabilities of Discontinued Operations” in the accompanying condensed consolidated balance sheets.

BASIS OF PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We received a report from our independent accountants, relating to our December 31, 2006 audited financial statements, containing a paragraph stating that our recurring losses from operations and our accumulated deficit raise substantial doubt about our ability to continue as a going concern. The Company continues to incur substantial consolidated net losses and management believes the Company will continue to be unprofitable and use cash in its operations for the foreseeable future. Based upon our current cash resources of approximately $480 thousand at May 4, 2007, management does not believe the Company can operate as a going concern beyond May 2007. See “Future and Critical Need for Capital” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details.

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

DESCRIPTION OF BUSINESS—CONTINUING OPERATIONS

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

In launching the “.travel” top-level domain registry, Tralliance adopted a phased approach consisting of three distinct stages. During the third quarter of 2005, Tralliance implemented phase one, which consisted of a pre-authentication of a limited group of potential registrants. During the fourth quarter of 2005, Tralliance implemented phase two, which involved the registration of the limited group of registrants who had been pre-authenticated. It was during this limited registration phase that Tralliance initially began collecting registration fees from its “.travel” registrars. Finally, in January 2006, Tralliance commenced the final phase of its launch, which culminated in live “.travel” registry operations. As of March 31, 2007 the total number of “.travel” domain names registered approximated 25,200.

On August 15, 2006, the Company introduced its online search engine dedicated to the travel industry, www.search.travel. The search engine was developed by Tralliance to benefit both consumers at large and “.travel” domain name registrants, as the search engine delivers qualified search results from the entire World Wide Web, giving priority to destinations and businesses that are authenticated “.travel” registrants. During August 2006, the Company launched a national television campaign to promote the new search engine and website. The Company has begun marketing the www.search.travel website to potential advertisers interested in targeting the travel consumer and plans to seek additional net revenue through the sale of advertising sponsorships. As of March 31, 2007, advertising net revenue attributable to the www.search.travel website has not been significant.

DESCRIPTION OF BUSINESS---DISCONTINUED OPERATIONS

COMPUTER GAMES BUSINESS

In February 2000, the Company entered the computer games business by acquiring Computer Games Magazine, a print publication for personal computer (“PC”) gamers; CGOnline, the online counterpart to Computer Games magazine; and Chips & Bits, an e-commerce games distribution business. Historically, content of Computer Games Magazine and CGOnline focused primarily on the PC games market niche.

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

In March 2007, management and the Board of Directors of the Company decided to discontinue the operating, research and development activities of its VoIP telephony services business and terminate all of the remaining employees of the business. On April 2, 2007, theglobe agreed to transfer to Michael Egan all of its VoIP intellectual property in consideration for his agreement to provide the Security in connection with the MySpace litigation Settlement Agreement (See Note 5, “Litigation,” in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements for further discussion).  The Company had previously written off the value of the VoIP intellectual property as a result of its evaluation of the VoIP telephony services business’ long-lived assets in connection with the preparation of the Company’s 2004 year-end consolidated financial statements. The Company’s decision to discontinue the operations of its VoIP telephony services business was based primarily on the historical losses sustained by the business during the past several years, management’s expectations of continued losses for the foreseeable future and estimates of the amount of capital required to attempt to successfully monetize its business.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO
THE THREE MONTHS ENDED MARCH 31, 2006

CONTINUING OPERATIONS

NET REVENUE. Net revenue totaled $432 thousand for the three months ended March 31, 2007 as compared to $314 thousand for the three months ended March 31, 2006, an increase of approximately $118 thousand, or 38%, from the prior year period. Net revenue attributable to domain name registrations is recognized as revenue on a straight-line basis over the term of the registrations. Total domain names registered as of the end of the first quarter of 2007 and 2006 approximated 25.2 thousand and 17.6 thousand, respectively.

COST OF REVENUE. Cost of revenue totaled $102 thousand for the three months ended March 31, 2007, a decline of $28 thousand, or 21%, from the $130 thousand reported for the three months ended March 31, 2006. Cost of revenue consists primarily of fees paid to third party service providers which furnish outsourced services, including verification of registration eligibility, maintenance of the “.travel” directory of consumer-oriented registrant travel data, as well as other services. Fees for some of these services vary based on transaction levels or transaction types. Fees for outsourced services are generally deferred and amortized to cost of revenue over the term of the related domain name registration. Cost of revenue as a percent of net revenue was approximately 24% for the first quarter of 2007 as compared to 42% for the same period of 2006. The decline in cost of revenue as compared to the 2006 first quarter was due primarily to Tralliance performing more verifications of registration eligibility in-house during the first quarter of 2007.

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and related expenses of sales and marketing personnel, commissions, consulting, advertising and marketing costs, public relations expenses and promotional activities. Sales and marketing expenses totaled $640 thousand for the three months ended March 31, 2007 versus $579 thousand for the same period in 2006. Beginning in the third quarter of 2006, Tralliance has engaged several outside parties to promote our registry operations and the www.search.travel website internationally, which resulted in an increase in sales and marketing costs of approximately $237 thousand as compared to the first quarter of 2006. Partially offsetting this increase in comparison to the 2006 first quarter was a decrease of approximately $176 thousand in costs associated with attendance at trade shows and conventions and the acquisition of promotional items.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and other personnel costs related to management, finance and accounting functions, facilities, outside legal and professional fees, information-technology consulting, directors and officers insurance, and general corporate overhead costs. General and administrative expenses totaled approximately $1.2 million in the first quarter of 2007 as compared to $1.3 million for the same quarter of the prior year, a decline of $51 thousand, or approximately 4%. A $291 thousand increase in personnel costs was more than offset by declines in the majority of other general and administrative expense categories in comparison to the first quarter of 2006. Throughout 2006 and the first quarter of 2007, we hired additional staff to accommodate the increase in authentication and registration activity experienced by Tralliance. Additionally, during 2006, certain employees of the VoIP telephony services division were reassigned to Tralliance.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense totaled $59 thousand for the three months ended March 31, 2007 as compared to $87 thousand for the three months ended March 31, 2006, or a decline of $28 thousand.

INTEREST INCOME (EXPENSE), NET. Net interest expense of $34 thousand was reported for the first quarter of 2007 compared to net interest income of $62 thousand reported for the first quarter of the prior year. As a result of the Company’s net loss incurred during 2006, the Company had a lower level of funds available for investment during the first quarter of 2007 as compared to the same quarter of the prior year.

INCOME TAXES. No tax benefit was recorded for the losses incurred during the first quarter of 2007 or the first quarter of 2006 as we recorded a 100% valuation allowance against our otherwise recognizable deferred tax assets due to the uncertainty surrounding the timing or ultimate realization of the benefits of our net operating loss carryforwards in future periods. As of December 31, 2006, we had net operating loss carryforwards which may be potentially available for U.S. tax purposes of approximately $162 million. These carryforwards expire through 2026. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Due to various significant changes in our ownership interests, as defined in the Internal Revenue Code of 1986, as amended, we have substantially limited the availability of our net operating loss carryforwards. There can be no assurance that we will be able to utilize any net operating loss carryforwards in the future.

DISCONTINUED OPERATIONS

The loss from discontinued operations, net of income taxes totaled approximately $1.2 million in the first quarter of 2007 as compared to a net loss of $2.8 million during the first quarter of 2006 and is summarized as follows:

	Computer Games	VoIP Telephony Services	Total
Three months ended March 31, 2007:
Net revenue	$588,499	$374	$588,873
Operating expenses	(952,973)	(830,529)	(1,783,502)
Other income, net	—	33,593	33,593
	$(364,474)	$(796,562)	$(1,161,036)

	Computer Games	VoIP Telephony Services	Total
Three months ended March 31, 2006:
Net revenue	$366,920	$20,624	$387,544
Operating expenses	(671,133)	(2,693,731)	(3,364,864)
Other income (expense), net	130,000	(1,082)	128,918
	$(174,213)	$(2,674,189)	$(2,848,402)

Net revenue of the computer games division increased $222 thousand compared to the first quarter of 2006 primarily due to increased advertising revenue in our magazine focused on PC gaming. Operating expenses of the computer games division increased $282 thousand in comparison to the first quarter of 2006, principally due to charges related to the shutdown of the business, including estimated contract termination charges. Other income, net recorded during the first quarter of 2006 represented the $130 thousand gain on the sale of Now Playing magazine.

Operating expenses of the VoIP telephony services division declined approximately $1.9 million in comparison to the first quarter of 2006. Throughout 2006, the Company placed significant emphasis on the reduction of costs of the VoIP telephony services division. Efforts included the renegotiation, non-renewal and/or termination of certain network agreements, as well as reduction of network personnel costs. The Company also significantly reduced its sales and marketing spending throughout 2006. In connection with the cut backs in spending within the VoIP telephony services business implemented during 2006, the Company also reassigned certain personnel to fill open positions within the Tralliance registry business. These factors were the principal contributors to the decline in operating expenses incurred by the VoIP telephony services division as compared to the first quarter of 2006.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ITEMS

As of March 31, 2007, we had approximately $3.5 million in cash and cash equivalents as compared to $5.3 million as of December 31, 2006. Net cash flows used in operating activities of continuing operations totaled $1.3 million and $2.7 million, for the three months ended March 31, 2007 and 2006, respectively, or a decrease of approximately $1.4 million. The impact of the payment of $806 thousand in income tax liabilities during the first quarter of 2006, coupled with a reduction in the payment of accounts payables, accrued liabilities and other current liabilities during the first quarter of 2007 as compared to the same quarter of the prior year, were the primary factors contributing to the lower level of cash used in operating activities of continuing operations.

A total of $497 thousand in net cash flows were used in the operating activities of discontinued operations during the first quarter of 2007 as compared to a use of approximately $2.2 million of cash in operating activities of discontinued operations during the same period of the prior year. The lower level of cash used by operating activities of our discontinued businesses was primarily the result of the decrease of approximately $1.7 million in net losses of the businesses as compared to the first quarter of 2006.

Net cash flows of $786 thousand were provided by investing activities of continuing operations during the first three months of 2006. As a result of the October 2005 sale of our SendTec, Inc. marketing services business, we were required to place $1.0 million of cash in an escrow account to secure our indemnification obligations. On March 31, 2006, pursuant to the related escrow agreement, $750 thousand of the escrow funds were released to the Company.

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

As of March 31, 2007, the Company had a net working capital deficit of approximately $7.8 million, inclusive of a cash and cash equivalents balance of approximately $3.5 million. Such working capital deficit included a settlement liability of approximately $2.6 million owed to MySpace, Inc. (“MySpace”) in connection with a lawsuit filed by MySpace against the Company on June 1, 2006 (as more fully discussed in Note 5, “Litigation”) and an aggregate of $3.4 million in secured convertible demand notes (the “Convertible Notes”) and accrued interest of approximately $640 thousand due to entities controlled by Michael Egan, the Company’s Chairman and Chief Executive Officer. On April 18, 2007, the Company paid MySpace approximately $2.6 million in cash in full settlement of the aforementioned lawsuit. As of May 4, 2007, the Company had a cash and cash equivalents balance of approximately $480 thousand. Notwithstanding previous cost reduction actions taken by the Company and its recent decision to shutdown its unprofitable computer games and VoIP telephony services businesses in March 2007 (see Note 3, “Discontinued Operations”), the Company continues to incur substantial consolidated operating losses, although reduced in comparison with prior periods, and management believes that the Company will continue to be unprofitable in the foreseeable future. Based upon the Company’s current financial condition, as discussed above, and without the infusion of additional capital, management does not believe that the Company will be able to fund its operations beyond May 2007.

It is our preference to avoid filing for protection under the U.S. Bankruptcy Code. However, in order to continue operating as a going concern for any length of time beyond May 2007, we believe that we must quickly raise capital. Although there is no commitment to do so, any such funds would most likely come from Michael Egan, the Company’s Chairman and Chief Executive Officer, or affiliates of Mr. Egan or the Company, as the Company currently has no access to credit facilities with traditional third parties and has historically relied on borrowings from related parties to meet short-term liquidity needs. Any such capital raised would not be registered under the Securities Act of 1933 and would not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Although the Company is currently in negotiations with Mr. Egan to provide additional financing, there can be no assurance that the Company will be successful in raising such capital or borrowing such funds, and any capital raised will likely result in very substantial dilution of the number of shares outstanding or which could be outstanding upon the exercise or conversion of any derivative securities issued by the Company as part of such capital raise.

In addition to raising a sufficient amount of capital, we believe that our long-term financial viability will be determined mainly by our ability to successfully execute our current and future business plans, including (i) achieving net growth in the number of “.travel” domain name registrations; (ii) monetizing our www.search.travel website; (iii) further reducing our operating expenses; (iv) eliminating future losses incurred by our discontinued operations; and (v) successfully settling disputed and other outstanding liabilities related to our discontinued operations. The amount of capital required to be raised by the Company will be dependent upon the Company’s performance in executing its current and future business plans, as measured principally by the time period needed to begin generating positive internal cash flow. There can be no assurance that the Company will be successful in raising a sufficient amount of capital or in executing its business plans. Further, even if we raise capital and are successful in achieving each of the aforementioned objectives, if demand for repayment of any or all of the $3.4 million in outstanding secured debt or related accrued interest is made, there is no assurance that we will not be required to file for bankruptcy protection at that time.

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

We are in the process of evaluating the recoverability of our existing computer games and VoIP telephony services businesses’ assets, and at this time, we do not anticipate significant future impairment or other charges in this regard. Any such charges, if and when determined to be required, will be recorded when identified. We are also in the process of evaluating the amount of costs expected to be incurred in shutting down our computer games and VoIP telephony services businesses. The amount of these shutdown costs, including costs related to employee termination benefits and vendor contract termination costs are not yet certain, however, at the present time, we believe that total cash expenditures for shutdown costs will range between $20 thousand and $241 thousand for our computer games business and between zero and $405 thousand for our VoIP telephony services business. We currently expect the shutdown of our computer games and VoIP telephony services businesses to be substantially completed by the end of the second quarter of 2007.

The shares of our Common Stock were delisted from the NASDAQ national market in April 2001 and are now traded in the over-the-counter market on what is commonly referred to as the electronic bulletin board or OTCBB. Since the trading price of our Common Stock is less than $5.00 per share, trading in our Common Stock is subject to the requirements of Rule 15g-9 of the Exchange Act. Under Rule 15g-9, brokers who recommend penny stocks to persons who are not established customers and accredited investors, as defined in the Exchange Act, must satisfy special sales practice requirements, including requirements that they make an individualized written suitability determination for the purchaser; and receive the purchaser's written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosures in connection with any trades involving a penny stock, including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated with that market. Such requirements may severely limit the market liquidity of our Common Stock and the ability of purchasers of our equity securities to sell their securities in the secondary market. We may also incur additional costs under state blue sky laws if we sell equity due to our delisting.

EFFECTS OF INFLATION

Due to relatively low levels of inflation in 2007 and 2006, inflation has not had a significant effect on our results of operations since inception.

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

Certain of our accounting policies require higher degrees of judgment than others in their application. These include revenue recognition, valuation of receivables, valuation of goodwill, intangible assets and other long-lived assets and capitalization of computer software costs. Our accounting policies and procedures related to these areas are summarized below.

REVENUE RECOGNITION

Continuing Operations -

INTERNET SERVICES

Internet services net revenue consists principally of registration fees for Internet domain registrations, which generally have terms of one year, but may be up to ten years. Such registration fees are reported net of transaction fees paid to an unrelated third party which serves as the registry operator for the Company. Net registration fee revenue is recognized on a straight line basis over the registrations' terms.

Discontinued Operations -

COMPUTER GAMES BUSINESSES

Advertising revenues for the Company's magazine publications was recognized at the on-sale date of the magazines.

Newsstand sales of the Company's magazine publications were recognized at the on-sale date of the magazines, net of provisions for estimated returns. Subscription revenue, net of agency fees, was deferred when initially received and recognized as income ratably over the subscription term.

Sales of games and related products from the online store were recognized as revenue when the product was shipped to the customer. Amounts billed to customers for shipping and handling charges were included in net revenue. The Company provided an allowance for returns of merchandise sold through its online store.

VOIP TELEPHONY SERVICES

VoIP telephony services revenue represented fees charged to customers for voice services and was recognized based on minutes of customer usage or as services were provided. The Company recorded payments received in advance for prepaid services as deferred revenue until the related services were provided.

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

LONG-LIVED ASSETS

The Company's long-lived assets primarily consist of property and equipment, capitalized costs of internal-use software, and values attributable to covenants not to compete.

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

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” which clarifies accounting for and disclosure of uncertainty in tax positions. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation is effective for fiscal years beginning after December 15, 2006. We have evaluated the impact of adopting FIN No. 48 on our consolidated financial statements, and the adoption of FIN No. 48 did not have a material effect on our consolidated financial position, cash flows and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Interest rate risk refers to fluctuations in the value of a security resulting from changes in the general level of interest rates. Investments that we classify as cash and cash equivalents have original maturities of three months or less and therefore, are not affected in any material respect by changes in market interest rates. At March 31, 2007, debt outstanding was composed of $3.4 million of fixed rate instruments due on demand with an aggregate average interest rate of 10.00%.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, and have determined there to be no reportable changes.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 5, "Litigation," of the Financial Statements included in this Report.

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

As of March 31, 2007, the Company had a net working capital deficit of approximately $7.8 million, inclusive of a cash and cash equivalents balance of approximately $3.5 million. Such working capital deficit included a settlement liability of approximately $2.6 million owed to MySpace, Inc. (“MySpace”) in connection with a lawsuit filed by MySpace against the Company on June 1, 2006 (as more fully discussed in Note 5, “Litigation”) and an aggregate of $3.4 million in secured convertible demand notes (the “Convertible Notes”) and accrued interest of approximately $640 thousand due to entities controlled by Michael Egan, the Company’s Chairman and Chief Executive Officer. On April 18, 2007, the Company paid MySpace approximately $2.6 million in cash in full settlement of the aforementioned lawsuit. As of May 4, 2007, the Company had a cash and cash equivalents balance of approximately $480 thousand. Notwithstanding previous cost reduction actions taken by the Company and its recent decision to shutdown its unprofitable computer games and VoIP telephony services businesses in March 2007 (see Note 3, “Discontinued Operations”), the Company continues to incur substantial consolidated operating losses, although reduced in comparison with prior periods, and management believes that the Company will continue to be unprofitable in the foreseeable future. Based upon the Company’s current financial condition, as discussed above, and without the infusion of additional capital, management does not believe that the Company will be able to fund its operations beyond May 2007.

It is our preference to avoid filing for protection under the U.S. Bankruptcy Code. However, in order to continue operating as a going concern for any length of time beyond May 2007, we believe that we must quickly raise capital. Although there is no commitment to do so, any such funds would most likely come from Michael Egan, the Company’s Chairman and Chief Executive Officer, or affiliates of Mr. Egan or the Company, as the Company currently has no access to credit facilities with traditional third parties and has historically relied on borrowings from related parties to meet short-term liquidity needs. Any such capital raised would not be registered under the Securities Act of 1933 and would not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Although the Company is currently in negotiations with Mr. Egan to provide additional financing, there can be no assurance that the Company will be successful in raising such capital or borrowing such funds, and any capital raised will likely result in very substantial dilution of the number of shares outstanding or which could be outstanding upon the exercise or conversion of any derivative securities issued by the Company as part of such capital raise.

In addition to raising a sufficient amount of capital, we believe that our long-term financial viability will be determined mainly by our ability to successfully execute our current and future business plans, including (i) achieving net growth in the number of “.travel” domain name registrations; (ii) monetizing our www.search.travel website; (iii) further reducing our operating expenses; (iv) eliminating future losses incurred by our discontinued operations; and (v) successfully settling disputed and other outstanding liabilities related to our discontinued operations. The amount of capital required to be raised by the Company will be dependent upon the Company’s performance in executing its current and future business plans, as measured principally by the time period needed to begin generating positive internal cash flow. There can be no assurance that the Company will be successful in raising a sufficient amount of capital or in executing its business plans. Further, even if we raise capital and are successful in achieving each of the aforementioned objectives, if demand for repayment of any or all of the $3.4 million in outstanding secured debt or related accrued interest is made, there is no assurance that we will not be required to file for bankruptcy protection at that time.

WE HAVE A HISTORY OF OPERATING LOSSES AND EXPECT TO CONTINUE TO INCUR LOSSES.

Since our inception, we have incurred net losses each year and we expect that we will continue to incur net losses for the foreseeable future. We had losses from continuing operations, net of applicable income tax benefits, of approximately $1.6 million for the first three months of 2007 and $17.0 million, $13.3 million and $24.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. The principal causes of our losses are likely to continue to be:

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

WE ARE A PARTY TO LITIGATION MATTERS AND OTHER CLAIMS THAT MAY SUBJECT US TO SIGNIFICANT LIABILITY AND BE TIME CONSUMING AND EXPENSIVE.

We are currently a party to litigation and other claims and/or disputes arising in the ordinary course of business. At this time, we cannot reasonably estimate the range of any loss or damages resulting from any of the pending lawsuits or claims due to uncertainty regarding the ultimate outcome. The defense of any litigation or the process required to resolve outstanding claims and/or disputes may be expensive and divert management's attention from day-to-day operations. An adverse outcome in any of these matters could materially and adversely affect our results of operations and financial position and may utilize a significant portion of our cash resources. See Note 5, “Litigation,” in the Notes to Unaudited Condensed Consolidated Financial Statements for further details regarding outstanding legal matters.

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

WE DEPEND ON THE CONTINUED GROWTH IN THE USE AND COMMERCIAL VIABILITY OF THE INTERNET.

Our business is substantially dependent upon the continued growth in the general use of the Internet. Internet and electronic commerce growth may be inhibited for a number of reasons, including:

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

Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. However, we may not have sufficient funds or personnel to adequately litigate or otherwise protect our rights. Furthermore, we cannot assure you that our business activities and product offerings will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us, including claims related to providing hyperlinks to websites operated by third parties, sending unsolicited email messages or providing advertising on a keyword basis that links a specific search term entered by a user to the appearance of a particular advertisement. Moreover, from time to time, third parties have asserted and may in the future assert claims of alleged infringement by us of their intellectual property rights. In the fourth quarter of 2005, we were sued by Sprint Communications Company, L.P. (“Sprint”) for alleged unauthorized use of “inventions” described and claimed in seven patents held by Sprint. In August 2006, we entered into a settlement agreement with Sprint which resolved the pending patent infringement lawsuit. As part of the settlement, we agreed to enter into a non-exclusive license under certain of Sprint’s patents. Additionally, on February 28, 2007, the United States District Court for the Central District of California entered an order, related to the lawsuit filed against theglobe by MySpace, Inc. (“MySpace”), granting in part MySpace’s motion for summary judgment, finding that we were liable for violation of the CAN-SPAM Act and the California Business & Professions Code, and for breach of contract. On March 15, 2007, the Company entered into a Settlement Agreement with MySpace whereby, among other things, the Company agreed to pay MySpace approximately $2.6 million on or before April 5, 2007 in exchange for a mutual release of all claims against one another, including any claims against the Company’s directors and officers.   See Note 5, “Litigation,” in the Notes to Unaudited Condensed Consolidated Financial Statements for further details regarding the MySpace settlement.   Any litigation claims or counterclaims could impair our business because they could:

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

OUR QUARTERLY OPERATING RESULTS FLUCTUATE.

Due to our significant change in operations, including the entry into new lines of business and disposition and/or cessation of other lines of business, our historical quarterly operating results are not necessarily reflective of future results. The factors that will cause our quarterly operating results to fluctuate in the future include:

•	the outcome and costs related to defending and settling litigation, claims and disputes;

•	sales of our recently discontinued businesses or assets;

•	changes in the number of sales or technical employees;

•	the level of traffic on our websites;

•	the overall demand for Internet travel services and Internet advertising;

•	the addition or loss of “.travel” domain name registrants, advertising clients of our www.search.travel website and electronic commerce partners on our website;

•	overall usage and acceptance of the Internet;

•	seasonal trends in advertising and electronic commerce sales in our business;

•	costs relating to the implementation or cessation of marketing plans for our business;

•	other costs relating to the maintenance of our operations;

•	the restructuring of our business;

•	failure to generate significant revenues and profit margins from new and/or existing products and services; and

•	competition from others providing services similar to ours.

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

RISKS RELATING TO OUR RECENTLY DISCONTINUED OPERATIONS

WE MAY NOT BE ABLE TO RECOVER THE FULL CARRYING VALUE OF THE ASSETS OF OUR RECENTLY DISCONTINUED BUSINESSES.

In connection with our recent decision to discontinue the operations of our computer games and VoIP telephony services businesses, we are currently in the process of evaluating the recoverability of the carrying value of the remaining assets of these businesses. At the present time, management is not aware of any issues that would negatively impact the recoverability of these assets. However, there can be no assurance that future events will not occur, particularly with respect to the collection of approximately $400 thousand in accounts receivable of our computer games businesses, which will adversely impact the recoverability of these discontinued business assets. Any such adverse future events could negatively impact the Company’s already weakened liquidity and financial condition.

WE MAY INCUR EXCESSIVE SHUTDOWN COSTS.

In connection with our recent decision to discontinue the operations of our computer games and VoIP telephony services businesses, we are in the process of evaluating the amount of costs expected to be incurred in shutting down these businesses. The amount of these shutdown costs, including employee termination benefits and vendor contract termination costs, are not yet certain, however, at the present time, we believe that total shutdown costs for both businesses combined will range from between $20 thousand to $646 thousand. Although we will attempt to negotiate vendor settlements near the lower end of this range, there can be no assurance that we will be successful. Additionally, liabilities presently unknown to us could be identified in the future. Either or both of these adverse outcomes could negatively impact the Company’s already weakened liquidity and financial condition.

RISKS RELATING TO OUR COMMON STOCK

THE VOLUME OF SHARES AVAILABLE FOR FUTURE SALE IN THE OPEN MARKET COULD DRIVE DOWN THE PRICE OF OUR STOCK OR KEEP OUR STOCK PRICE FROM IMPROVING, EVEN IF OUR FINANCIAL PERFORMANCE IMPROVES.

As of May 7, 2007, we had issued and outstanding approximately 172.5 million shares, of which approximately 86.7 million shares were freely tradable over the public markets. There is limited trading volume in our shares and we are now traded only in the over-the-counter market. Most of our outstanding restricted shares of Common Stock were issued more than one year ago and are therefore eligible to be resold over the public markets pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended.

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

In addition, as of March 31, 2007, there were outstanding options to purchase approximately 18.9 million shares of our Common Stock, which become eligible for sale in the public market from time to time depending on vesting and the expiration of lock-up agreements. The shares issuable upon exercise of these options are registered under the Securities Act and consequently, subject to certain volume restrictions as to shares issuable to executive officers, will be freely tradable.

Also as of May 7, 2007, we had issued and outstanding warrants to acquire approximately 16.9 million shares of our Common Stock.   Many of the outstanding instruments representing the warrants contain anti-dilution provisions pursuant to which the exercise prices and number of shares issuable upon exercise may be adjusted.

OUR CHAIRMAN MAY CONTROL US.

Michael S. Egan, our Chairman and Chief Executive Officer, beneficially owns or controls, directly or indirectly, approximately 150 million shares of our Common Stock as of May 7, 2007, which in the aggregate represents approximately 58% of the outstanding shares of our Common Stock (treating as outstanding for this purpose the shares of Common Stock issuable upon exercise and/or conversion of the options, convertible promissory notes and warrants owned by Mr. Egan or his affiliates). Accordingly, Mr. Egan will be able to exercise significant influence over, if not control, any stockholder vote.

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

OUR COMMON STOCK IS SUBJECT TO CERTAIN "PENNY STOCK" RULES WHICH MAY MAKE IT A LESS ATTRACTIVE INVESTMENT.

Since the trading price of our Common Stock is less than $5.00 per share, trading in our Common Stock is subject to the requirements of Rule 15g-9 of the Exchange Act. Under Rule 15g-9, brokers who recommend penny stocks to persons who are not established customers and accredited investors, as defined in the Exchange Act, must satisfy special sales practice requirements, including requirements that they make an individualized written suitability determination for the purchaser; and receive the purchaser's written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosures in connection with any trades involving a penny stock, including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated with that market. Such requirements may severely limit the market liquidity of our Common Stock and the ability of purchasers of our equity securities to sell their securities in the secondary market. For all of these reasons, an investment in our equity securities may not be attractive to our potential investors.

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

theglobe.com, inc.

Dated : May 11, 2007	By:	/s/ Michael S. Egan
Michael S. Egan Chief Executive Officer (Principal Executive Officer)

By:	/s/ Edward A. Cespedes
Edward A. Cespedes President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.