Form 10-Q
period 2007-06-30
THEGLOBE COM INC
filed 2007-07-23
CIK 1066684

     UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Yes ☐ No ☒

The number of shares outstanding of the Registrant's Common Stock, $.001 par value (the "Common Stock") as of July 23, 2007 was 172,484,838.

THEGLOBE.COM, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2007	2006
ASSETS	(UNAUDITED)

Current Assets:
Cash and cash equivalents	$310,289	$5,316,218
Accounts receivable	97,552	45,870
Prepaid expenses	228,361	358,701
Net assets of discontinued operations	65,386	960,280
Other current assets	5,624	13,001

Total current assets	707,212	6,694,070

Intangible assets	447,801	526,824
Property and equipment, net	120,648	144,216
Other assets	40,000	40,000

Total assets	$1,315,661	$7,405,110

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$756,400	$507,578
Accrued expenses and other current liabilities	1,376,658	1,484,669
Deferred revenue	1,165,082	1,222,705
Notes payable due affiliates	3,900,000	3,400,000
Net liabilities of discontinued operations	2,362,342	5,160,872

Total current liabilities	9,560,482	11,775,824

Deferred revenue	289,675	232,433

Total liabilities	9,850,157	12,008,257

Stockholders' Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized;
172,484,838 shares issued at June 30, 2007
and December 31, 2006	172,485	172,485
Additional paid-in capital	289,711,820	289,088,557
Accumulated deficit	(298,418,801)	(293,864,189)
Total stockholders' deficit	(8,534,496)	(4,603,147)

Total liabilities and stockholders' deficit	$1,315,661	$7,405,110

See notes to unaudited condensed consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		(UNAUDITED)
Net Revenue	$645,322	$362,674	$1,077,064	$676,287

Operating Expenses:
Cost of revenue	91,118	125,783	193,303	255,942
Sales and marketing	605,899	355,100	1,245,680	934,331
General and administrative	1,227,057	1,015,820	2,451,823	2,291,108
Depreciation	23,534	17,787	43,054	35,396
Intangible asset amortization	39,512	39,512	79,023	109,187
	1,987,120	1,554,002	4,012,883	3,625,964

Operating Loss from Continuing Operations	(1,341,798)	(1,191,328)	(2,935,819)	(2,949,677)

Other Income (Expense), net
Interest income (expense), net	(581,222)	63,461	(614,781)	125,599
Other income, net	--	21,130	--	21,130
	(581,222)	84,591	(614,781)	146,729

Loss from Continuing Operations
Before Income Tax	(1,923,020)	(1,106,737)	(3,550,600)	(2,802,948)
Income Tax Provision	--	--	--	--
Loss from Continuing Operations	(1,923,020)	(1,106,737)	(3,550,600)	(2,802,948)

Discontinued Operations, net of tax	157,024	(2,675,947)	(1,004,012)	(5,524,349)

Net Loss	$(1,765,996)	$(3,782,684)	$(4,554,612)	$(8,327,297)

Loss Per Share -
Basic and Diluted:
Continuing Operations	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Discontinued Operations	$--	$(0.01)	$(0.01)	$(0.03)
Net Loss	$(0.01)	$(0.02)	$(0.03)	$(0.05)

Weighted Average Common Shares Outstanding	172,485,000	174,723,000	172,485,000	174,658,000

See notes to unaudited condensed consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2007	2006
	(UNAUDITED)
Cash Flows from Operating Activities:
Net loss	$(4,554,612)	$(8,327,297)
Add back: loss from discontinued operations	1,004,012	5,524,349
Net loss from continuing operations	(3,550,600)	(2,802,948)

Adjustments to reconcile net loss from continuing operations to net cash flows from operating activities:
Depreciation and amortization	122,077	144,583
Non-cash interest expense related to beneficial conversion features of debt	500,000	--
Employee stock compensation	118,797	180,816
Compensation related to non-employee stock options	4,466	103,283
Other, net	--	(21,130)

Changes in operating assets and liabilities
Accounts receivable	(51,682)	--
Prepaid and other current assets	137,717	211,984
Accounts payable	248,822	(388,898)
Accrued expenses and other current liabilities	(108,011)	(271,523)
Income taxes payable	--	(806,406)
Deferred revenue	(381)	(120,282)
Net cash flows from operating activities of continuing operations	(2,578,795)	(3,770,521)
Net cash flows from operating activities of discontinued operations	(3,004,434)	(4,183,728)
Net cash flows from operating activities	(5,583,229)	(7,954,249)

Cash Flows from Investing Activities:
Net cash released from escrow	--	781,764
Purchases of property and equipment	(14,194)	(37,123)
Net cash flows from investing activities of continuing operations	(14,194)	744,641
Net cash flows from investing activities of discontinued operations:
Proceeds from the sale of property and equipment	91,494	137,626
Proceeds from the sale of the Now Playing magazine	--	130,000
Net cash flows from investing activities	77,300	1,012,267

Cash Flows from Financing Activities:
Borrowings on notes payable	500,000	--
Proceeds from exercise of stock options and warrants	--	18,420
Net cash flows from financing activities of continuing operations	500,000	18,420
Payments on debt of discontinued operations	--	(23,067)
	500,000	(4,647)

Net Decrease in Cash and Cash Equivalents	(5,005,929)	(6,946,629)
Cash and Cash Equivalents, at beginning of period	5,316,218	16,480,660

Cash and Cash Equivalents, at end of period	$310,289	$9,534,031

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

As more fully discussed in Note 4, “Discontinued Operations,” in March 2007, management and the Board of Directors of the Company made the decision to cease all activities related to its computer games businesses, including discontinuing the operations of its magazine publications, games distribution business and related websites.   In addition, in March 2007, management and the Board of Directors of the Company decided to discontinue the operating, research and development activities of its VoIP telephony services business and terminate all of the remaining employees of that business.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries from their respective dates of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The unaudited interim condensed consolidated financial statements of the Company as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed consolidated financial statements.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2007 and the results of its operations and its cash flows for the three and six months ended June 30, 2007 and 2006. The results of operations and cash flows for such periods are not necessarily indicative of results expected for the full year or for any future period.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions relate to estimates of collectibility of accounts receivable, accruals, the valuations of fair values of options and warrants, the impairment of long-lived assets and other factors. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash equivalents consist of money market funds and highly liquid short-term investments with qualified financial institutions. The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents.

COMPREHENSIVE INCOME (LOSS)

The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, "Reporting Comprehensive Income." Comprehensive income (loss) generally represents all changes in stockholders' equity during the year except those resulting from investments by, or distributions to, stockholders. The Company's comprehensive loss was approximately $4.6 million and $8.3 million for the six months ended June 30, 2007 and 2006, respectively, which approximated the Company's reported net loss.

CONCENTRATION OF CREDIT RISK

Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company maintains its cash and cash equivalents with various financial institutions and invests its funds among a diverse group of issuers and instruments. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts, if required, based upon factors surrounding the credit risk of customers, historical trends and other information.

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

Advertising on the Company’s www.search.travel website is generally sold at a flat rate for a stated time period and is recognized on a straight-line basis over the term of the advertising contract.

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

Due to the Company's net losses from continuing operations, the effect of potentially dilutive securities or common stock equivalents that could be issued was excluded from the diluted net loss per common share calculation due to the anti-dilutive effect. Such potentially dilutive securities and common stock equivalents consisted of the following for the periods ended June 30:

	2007	2006
Options to purchase common stock	18,776,000	16,384,000
Common shares issuable upon exercise of warrants	16,911,000	7,276,000
Common shares issuable upon conversion of Convertible Notes	118,000,000	68,000,000
Total	153,687,000	91,660,000

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

RECLASSIFICATIONS

Certain 2006 amounts have been reclassified to conform to the 2007 presentation. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the operations of the Company’s games and VoIP telephony services divisions have been accounted for in accordance with the provisions of SFAS No. 144 and the 2007 results of their operations have been included in income (loss) from discontinued operations. Prior periods have been reclassified for comparability, as required.

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

As of June 30, 2007, the Company had a net working capital deficit of approximately $8,853,000, inclusive of a cash and cash equivalents balance of approximately $310,000. Such working capital deficit included an aggregate of $3,900,000 in secured convertible demand notes and accrued interest of approximately $727,000 due to entities controlled by Michael Egan, the Company’s Chairman and Chief Executive Officer. On July 19, 2007, the Company borrowed an additional $500,000 from, and issued an additional $500,000 Convertible Note to, Dancing Bear Investments, Inc. (“2007 Convertible Note”), an entity controlled by Michael Egan, the Company’s Chairman and Chief Executive Officer, under a Note Purchase Agreement entered into on May 29, 2007 (See Note 3, “Debt,” for further details).

Notwithstanding previous cost reduction actions taken by the Company and its recent decision to shutdown its unprofitable computer games and VoIP telephony services businesses in March 2007 (see Note 4, “Discontinued Operations”), the Company continues to incur substantial consolidated operating losses, although reduced in comparison with prior periods, and management believes that the Company will continue to be unprofitable in the foreseeable future. Based upon the Company’s current financial condition, as discussed above, and without the infusion of additional capital, management does not believe that the Company will be able to fund its operations beyond about the end of August 2007 to early September.

It is our preference to avoid filing for protection under the U.S. Bankruptcy Code. However, in order to continue operating as a going concern for any length of time beyond August 2007, we believe that we must quickly raise capital. Although there is no commitment to do so, any such funds would most likely come from Dancing Bear Investments, Inc. under the Note Purchase Agreement entered into on May 29, 2007 or otherwise from Michael Egan or affiliates of Mr. Egan or the Company, as the Company currently has no access to credit facilities with traditional third parties and has historically relied on borrowings from related parties to meet short-term liquidity needs. Any such capital raised would not be registered under the Securities Act of 1933 and would not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Although, after giving effect to the proceeds from the sale of the $500,000 2007 Convertible Note on July 19, 2007, Dancing Bear Investments, Inc. still has the right to purchase an additional $2,000,000 under the Note Purchase Agreement, there can be no assurance that Dancing Bear Investments, Inc. will elect to purchase additional 2007 Convertible Notes. Further, the conversion of any of the convertible debt securities outstanding as of the current date, or issued in the future, will likely result in very substantial dilution of the number of outstanding shares of the Company’s Common Stock.

In addition to our need to raise a sufficient amount of capital, we believe that our long-term financial viability will be determined mainly by our ability to successfully execute our current and future business plans, including (i) achieving net growth in the number of “.travel” domain name registrations; (ii) monetizing our www.search.travel website; (iii) further reducing our operating expenses; (iv) eliminating future losses incurred by our discontinued operations; and (v) successfully settling disputed and other outstanding liabilities related to our discontinued operations. The amount of capital required to be raised by the Company will be dependent upon the Company’s performance in executing its current and future business plans, as measured principally by the time period needed to begin generating positive internal cash flow. There can be no assurance that the Company will be successful in raising a sufficient amount of capital (including selling any additional 2007 Convertible Notes) or in executing its business plans. Further, even if we raise capital and are successful in achieving each of the aforementioned objectives, if demand for repayment of any or all of the $4,400,000 in outstanding secured debt as of the current date or related accrued interest is made, there is no assurance that we will not, and it is likely that we will, be required to file for bankruptcy protection at that time.

(3) DEBT

On May 29, 2007, Dancing Bear Investments, Inc. (the “Noteholder”), an entity which is controlled by the Company’s Chairman and Chief Executive Officer, entered into a Note Purchase Agreement (the “Agreement”) with the Company pursuant to which it acquired a convertible promissory note (the “2007 Convertible Note”) in the aggregate principal amount of $250,000. Under the terms of the Agreement, the Noteholder was granted the optional right, for a period of 180 days from the date of the Agreement, to purchase additional 2007 Convertible Notes such that the aggregate principal amount of 2007 Convertible Notes issued under the Agreement could total $3,000,000 (the “Option”). On June 25, 2007, the Noteholder acquired an additional 2007 Convertible Note in the principal amount of $250,000. See Note 7, “Subsequent Event,” for information concerning additional borrowings of $500,000 subsequent to the end of the second quarter of 2007.

The 2007 Convertible Notes are convertible at anytime prior to payment into shares of the Company’s Common Stock at the rate of $0.01 per share. The conversion price of the 2007 Convertible Notes is subject to adjustment upon the occurrence of certain events, including with respect to stock splits or combinations. Assuming the Option is fully exercised and all 2007 Convertible Notes are thereafter converted at the initial conversion rate, and without regard to potential anti-dilutive adjustments resulting from stock splits and the like, approximately 300,000,000 shares of Common Stock could be issued. To the extent that the Company does not have a number of authorized shares of Common Stock (after taking into account outstanding options, warrants and other convertible securities of the Company) sufficient to permit conversion of the 2007 Convertible Notes in full, then the 2007 Convertible Notes shall, until additional shares have been authorized, be convertible only to the extent of available shares. At the present time (after taking into account outstanding options, warrants and other convertible securities of the Company), if the Option was fully exercised, approximately $803,800 of the resulting $3,000,000 aggregate amount of 2007 Convertible Notes (equal to approximately 80,380,000 shares) could not be converted into shares until the Company’s authorized capital stock is increased. The Company anticipates that it will seek to amend its Certificate of Incorporation so as to increase its authorized shares of Common Stock at its next annual meeting of shareholders. The 2007 Convertible Notes are due five days after demand for payment by the Noteholder and are secured by a pledge of all of the assets of the Company and its subsidiaries, subordinate to existing liens on such assets. The 2007 Convertible Notes bear interest at the rate of ten percent per annum. Additionally, under the terms of the Agreement, the Noteholder was granted certain demand and certain “piggy-back” registration rights in the event that the Noteholder exercises its option to convert any of the 2007 Convertible Notes.

As the 2007 Convertible Notes were immediately convertible into common shares of the Company at issuance, an aggregate of $500,000 of non-cash interest expense was recorded during the three months ended June 30, 2007 as a result of the beneficial conversion features of the 2007 Convertible Notes. The value attributable to the beneficial conversion features was calculated by comparing the fair value of the underlying common shares of the 2007 Convertible Notes on the date of issuance based on the closing price of theglobe’s Common Stock as reflected on the OTCBB to the conversion price and was limited to the aggregate proceeds received from the issuance of the 2007 Convertible Notes.

(4) DISCONTINUED OPERATIONS

In March 2007, management and the Board of Directors of the Company made the decision to cease all activities related to its computer games businesses, including discontinuing the operations of its magazine publications, games distribution business and related websites. The Company’s decision to shutdown its computer games businesses was based primarily on the historical losses sustained by these businesses during the recent past and management’s expectations of continued future losses. The Company is currently in the process of completing its business shutdown plan, which includes the termination of employee and vendor relationships and the collection and payment of outstanding accounts receivables and payables.

In addition, in March 2007, management and the Board of Directors of the Company decided to discontinue the operating, research and development activities of its VoIP telephony services business and terminate all of the remaining employees of the business.   The Company’s decision to discontinue the operations of its VoIP telephony services business was based primarily on the historical losses sustained by the business during the past several years, management’s expectations of continued losses for the foreseeable future and estimates of the amount of capital required to attempt to successfully monetize its business. The Company is currently in the process of implementing a business shutdown plan, which includes the termination of its carrier and vendor relationships, as well as the payment and/or settlement of outstanding payables. On April 2, 2007, theglobe agreed to transfer to Michael Egan all of its VoIP intellectual property in consideration for his agreement to provide the Security in connection with the MySpace litigation Settlement Agreement (See Note 6, “Litigation,” for further discussion). The Company had previously written off the value of the VoIP intellectual property as a result of its evaluation of the VoIP telephony services business’ long-lived assets in connection with the preparation of the Company’s 2004 year-end consolidated financial statements.

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

The following is a summary of the assets and liabilities of the discontinued operations of the computer games and VoIP telephony services businesses as included in the accompanying condensed consolidated balance sheets:

	June 30, 2007	December 31, 2006

Assets:
Computer Games
Accounts receivable, net	$60,140	$518,279
Inventory, net	--	37,736
Prepaid and other current assets	501	44,111
Property and equipment, net	--	38,747
	60,641	638,873
VoIP Telephony Services
Accounts receivable, net	--	25,031
Prepaid and other current assets	4,745	113,815
Property and equipment, net	--	182,561
	4,745	321,407

Net assets of discontinued operations	$65,386	$960,280

	June 30, 2007	December 31, 2006
Liabilities:
Computer Games
Accounts payable	$70,439	$226,497
Accrued expenses	5,748	22,863
Subscriber liability, net	--	71,827
	76,187	321,187
VoIP Telephony Services
Accounts payable	2,043,883	2,062,562
Accrued legal settlement	--	2,550,000
Other accrued expenses	242,272	227,123
	2,286,155	4,839,685

Net liabilities of discontinued operations	$2,362,342	$5,160,872

Summarized financial information for the results of operations of discontinued operations was as follows:

Three Months Ended June 30,	2007	2006

Computer Games:
Net revenue	$19,916	$459,917

Income/(loss) from operations, net of tax	$218,218	$(183,639)

VoIP Telephony Services:
Net revenue	$256	$7,182

Loss from operations, net of tax	$(61,194)	$(2,492,308)

Six Months Ended June 30,	2007	2006

Computer Games:
Net revenue	$608,415	$826,837

Loss from operations, net of tax	$(146,256)	$(357,852)

VoIP Telephony Services:
Net revenue	$630	$27,806

Loss from operations, net of tax	$(857,756)	$(5,166,497)

The Company does not anticipate significant future impairment or other charges related to the recoverability of the remaining assets of its discontinued operations. Any such charges, if and when determined to be required, will be recorded by the Company when identified.

The Company has estimated the costs expected to be incurred in shutting down its computer games and VoIP telephony services businesses and has accrued charges as of June 30, 2007, as follows:

Computer Games Division	Contract Termination Costs	Purchase Commitment	Other Costs	Total

Shut-Down costs expected to be incurred	$--	$--	$22,250	$22,250

Included in liabilities:
Charged to discontinued operations	$115,000	$106,000	$19,314	240,314
Payment of costs	--	--	(19,314)	(19,314)))
Settlements credited to discontinued operations	(115,000)	(106,000)	--	(221,000)
	$--	$--	$--	$--

VoIP Telephony Services Division	Contract Termination Costs

Shut-Down costs expected to be incurred	$406,000

Included in liabilities:
Charged to discontinued operations	$418,500
Settlements credited to discontinued operations	(12,500)
$406,000

Net current liabilities of discontinued operations at June 30, 2007 include accounts payable and accruals totaling approximately $406,000 related to the estimated shut-down costs summarized above.

(5) STOCK OPTION PLANS

We have several stock option plans under which nonqualified stock options may be granted to officers, directors, other employees, consultants and advisors of the Company. In general, options granted under the Company’s stock option plans expire after a ten-year period and generally vest no later than three years from the date of grant. Incentive options granted to stockholders who own greater than 10% of the total combined voting power of all classes of stock of the Company must be issued at 110% of the fair market value of the stock on the date the options are granted. As of June 30, 2007, there were approximately 4,208,000 shares available for grant under the Company’s stock option plans.

A total of 100,000 stock options were granted during the six months ended June 30, 2007, with a weighted-average fair value of $0.07. During the six months ended June 30, 2006, a total of 2,215,000 stock options were issued with a weighted-average fair value of $0.18.

There were no stock option exercises during the six months ended June 30, 2007. Stock option exercises during the six months ended June 30, 2006, resulted in cash inflows to the Company of $18,420. The corresponding intrinsic value as of exercise date of the 349,474 stock options exercised during the six months ended June 30, 2006, was $119,628.

Stock option activity during the six months ended June 30, 2007 was as follows:

	Total Options	Weighted Average Exercise Price
Outstanding at December 31, 2006	20,142,620	$0.36
Granted	100,000	0.08
Exercised	—	—
Canceled	(1,466,690)	0.14
Outstanding at June 30, 2007	18,775,930	$0.38
Options exercisable at June 30, 2007	16,992,477	$0.40

The weighted-average remaining contractual terms of stock options outstanding and stock options exercisable at June 30, 2007 were 7.0 years and 6.8 years, respectively. The aggregate intrinsic value of both options outstanding and stock options exercisable at June 30, 2007 was approximately $97,500.

Stock compensation cost is recognized on a straight-line basis over the vesting period. Stock compensation expense totaling $123,263 was charged to continuing operations during the six months ended June 30, 2007, including $4,466 of expense resulting from the vesting of non-employee stock options and approximately $35,468 from the accelerated vesting of stock options issued to terminated employees. During the six months ended June 30, 2006, stock compensation expense of $284,099 charged to continuing operations included $103,283 of expense related to the vesting of non-employee stock options and $5,619 from the accelerated vesting of stock options issued to terminated employees.

At June 30, 2007, there was approximately $95,000 of unrecognized compensation expense related to unvested stock options which is expected to be recognized over a weighted-average period of 1.1 years.

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

(6) LITIGATION

On June 1, 2006, MySpace, Inc. (“MySpace”), a Delaware corporation, filed a lawsuit in the United States District Court for the Central District of California against theglobe.com, inc. (the “Company”). We were served with the lawsuit on June 6, 2006. MySpace alleged that the Company sent at least 100,000 unsolicited and unauthorized commercial email messages to MySpace members using MySpace user accounts improperly established by the Company, that the user accounts were used in a false and misleading fashion and that the Company's alleged activities constituted violations of the CAN-SPAM Act, the Lanham Act and California Business & Professions Code § 17529.5 (the “California Act”), as well as trademark infringement, false advertising, breach of contract, breach of the covenant of good faith and fair dealing, and unfair competition. MySpace sought monetary penalties, damages and injunctive relief for these alleged violations. It asserted entitlement to recover "a minimum of" $62.3 million of damages, in addition to three times the amount of MySpace's actual damages and/or disgorgement of the Company's purported profits from alleged violations of the Lanham Act, punitive damages and attorneys’ fees. Subsequent discovery in the case disclosed that the total number of unsolicited messages was approximately 400,000.

On February 28, 2007, the Court entered an order (the “Order”) granting in part MySpace’s motion for summary judgment, finding that the Company was liable for violation of the CAN-SPAM Act and the California Business & Professions Code, and for breach of contract (as embodied in MySpace’s “Terms of Service” contract). The Order also upheld as valid that portion of MySpace’s Terms of Service contract which provided for liquidated damages of $50 per email message sent after March 17, 2006 in violation of such Terms. The Company estimated that approximately 110,000 of the emails in question were sent after such date, which could have resulted in damages of approximately $5.5 million. In addition, the CAN-SPAM Act provided for statutory damages of between $100 and $300 per email sent in violation of the statute. Total damages under CAN-SPAM could therefore have ranged between about $40 million to about $120 million. In addition, under the California Act, statutory damages of $1,000,000 “per incident” could have been assessed.

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

On and after August 3, 2001 six putative shareholder class action lawsuits were filed against the Company, certain of its current and former officers and directors (the “Individual Defendants”), and several investment banks that were the underwriters of the Company's initial public offering. The lawsuits were filed in the United States District Court for the Southern District of New York.

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

Prior to the Second Circuit’s December 5, 2006 ruling the Company approved a settlement agreement and related agreements which set forth the terms of a settlement between the Company, the Individual Defendants, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. These agreements were submitted to the Court for approval. In light of the Second Circuit opinion, liaison counsel for the issuers informed the District Court that the settlement cannot be approved because the defined settlement class, like the litigation class, cannot be certified. On June 25, 2007, the Court approved a stipulation filed by the plaintiffs and the issuers which terminated the proposed settlement. We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit’s mandate.

Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the matter. The Plaintiffs now plan to replead their complaints and move for class certification again. If the Company is found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than the Company’s insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

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

(7) SUBSEQUENT EVENT

As previously discussed in Note 3, “Debt,” on May 29, 2007, Dancing Bear Investments, Inc. (the “Noteholder”), an entity which is controlled by the Company’s Chairman and Chief Executive Officer, entered into a Note Purchase Agreement (the “Agreement”) with the Company pursuant to which it acquired an aggregate of $500,000 in 2007 Convertible Notes prior to the end of the 2007 second quarter. The Agreement also granted the Noteholder the optional right, for a period of 180 days from the date of the Agreement, to purchase additional 2007 Convertible Notes such that the aggregate principal amount of 2007 Convertible Notes issued under the Agreement could total $3,000,000 (the “Option”). On July 19, 2007, the Noteholder acquired an additional 2007 Convertible Note in the principal amount of $500,000.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology, such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "intend," "potential" or "continue" or the negative of such terms or other comparable terminology, although not all forward-looking statements contain such terms. In addition, these forward-looking statements include, but are not limited to, statements regarding:

•	implementing our business plans;

•	marketing and commercialization of our products and services;

•	plans for future products and services and for enhancements of existing products and services;

•	our ability to implement cost-reduction programs;

•	potential governmental regulation and taxation;

•	the outcome of pending litigation;

•	our intellectual property;

•	our estimates of future revenue and profitability;

•	our estimates or expectations of continued losses;

•	our expectations regarding future expenses, including cost of revenue, sales and marketing, and general and administrative expenses;

•	difficulty or inability to raise additional financing, if needed, on terms acceptable to us;

•	our estimates regarding our capital requirements and our needs for additional financing;

•	attracting and retaining customers and employees;

•	rapid technological changes in our industry and relevant markets;

•	sources of revenue and anticipated revenue;

•	implementation of our shutdown of certain businesses and our estimate of the associated costs;

•	our ability to sell and/or recover certain business assets;

•	competition in our market; and

•	our ability to continue to operate as a going concern.

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

OVERVIEW

As of June 30, 2007, theglobe.com, inc. (the "Company" or "theglobe") managed a single line of business, Internet services, consisting of Tralliance Corporation (“Tralliance”) which is the registry for the “.travel” top-level Internet domain. We acquired Tralliance on May 9, 2005. Prior to the end of the 2007 first quarter, management and the Board of Directors of the Company made the decision to cease all activities related to its computer games and VoIP telephony services businesses. Results of operations for the computer games and VoIP telephony services businesses have been reported separately as “Discontinued Operations” in the accompanying condensed consolidated statements of operations for all periods presented. The assets and liabilities of the computer games and VoIP telephony services businesses have been included in the captions, “Assets of Discontinued Operations” and “Liabilities of Discontinued Operations” in the accompanying condensed consolidated balance sheets.

BASIS OF PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We received a report from our independent accountants, relating to our December 31, 2006 audited financial statements, containing a paragraph stating that our recurring losses from operations and our accumulated deficit raise substantial doubt about our ability to continue as a going concern. The Company continues to incur substantial consolidated net losses and management believes the Company will continue to be unprofitable and use cash in its operations for the foreseeable future. Based upon our current cash resources and without the infusion of additional capital management does not believe the Company can operate as a going concern beyond about the end of August 2007 to early September. See “Future and Critical Need for Capital” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details.

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

In launching the “.travel” top-level domain registry, Tralliance adopted a phased approach consisting of three distinct stages. During the third quarter of 2005, Tralliance implemented phase one, which consisted of a pre-authentication of a limited group of potential registrants. During the fourth quarter of 2005, Tralliance implemented phase two, which involved the registration of the limited group of registrants who had been pre-authenticated. It was during this limited registration phase that Tralliance initially began collecting registration fees from its “.travel” registrars. Finally, in January 2006, Tralliance commenced the final phase of its launch, which culminated in live “.travel” registry operations. As of June 30, 2007 the total number of “.travel” domain names registered was approximately 27,100.

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

The premiere issue of a new quarterly print publication, Massive Magazine (renamed MMOGames Magazine in 2007), was released in September 2006. The new magazine was dedicated solely to “massively multiplayer online” games (“MMO” games) and included features on the culture of MMO games, focusing on players, guilds and communities. The editorial staff of Computer Games Magazine produced the content for the new magazine. The new magazine was also accompanied by a complementary website (www.mmogamesmag.com).

In March 2007, management and the Board of Directors of the Company made the decision to cease all activities related to its Computer Games businesses, including discontinuing the operations of its magazine publications, games distribution business and related websites. The Company’s decision to shutdown its Computer Games businesses was based primarily on the historical losses sustained by these businesses during the recent past and management’s expectations of continued future losses. The Company is currently in the process of completing its business shutdown plan, which includes the termination of employee and vendor relationships and the collection and payment of outstanding accounts receivables and payables.

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

In March 2007, management and the Board of Directors of the Company decided to discontinue the operating, research and development activities of its VoIP telephony services business and terminate all of the remaining employees of the business. On April 2, 2007, theglobe agreed to transfer to Michael Egan all of its VoIP intellectual property in consideration for his agreement to provide certain Security in connection with the MySpace litigation Settlement Agreement (See Note 6, “Litigation,” in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements for further discussion).   The Company had previously written off the value of the VoIP intellectual property as a result of its evaluation of the VoIP telephony services business’ long-lived assets in connection with the preparation of the Company’s 2004 year-end consolidated financial statements. The Company’s decision to discontinue the operations of its VoIP telephony services business was based primarily on the historical losses sustained by the business during the past several years, management’s expectations of continued losses for the foreseeable future and estimates of the amount of capital required to attempt to successfully monetize its business. The Company is currently in the process of completing its VoIP telephony service business shutdown plan including the resolution of all outstanding vendor liabilities.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO
THE THREE MONTHS ENDED JUNE 30, 2006

CONTINUING OPERATIONS

NET REVENUE. Net revenue totaled $645 thousand for the three months ended June 30, 2007 as compared to $363 thousand for the three months ended June 30, 2006, an increase of approximately $282 thousand, or 78%, from the prior year period.   Approximately $163 thousand, or 58%, of the total increase in net revenue as compared to the second quarter of 2006 resulted from net revenue attributable to the sale of advertising on our www.search.travel website. The www.search.travel website was introduced in August 2006. Total domain names registered as of the end of the second quarter of 2007 and 2006 approximated 27.1 thousand and 16.3 thousand, respectively.

COST OF REVENUE. Cost of revenue totaled $91 thousand for the three months ended June 30, 2007, a decline of $35 thousand, or 28%, from the $126 thousand reported for the three months ended June 30, 2006.   Cost of revenue consists primarily of fees paid to third party service providers which furnish outsourced services, including verification of registration eligibility, maintenance of the “.travel” directory of consumer-oriented registrant travel data, as well as other services. Fees for some of these services vary based on transaction levels or transaction types. Fees for outsourced services are generally deferred and amortized to cost of revenue over the term of the related domain name registration. Cost of revenue as a percent of net revenue was approximately 14% for the second quarter of 2007 as compared to 35% for the same period of 2006. The decline in cost of revenue as compared to the 2006 second quarter was due primarily to Tralliance performing more verifications of registration eligibility in-house during the 2007 period as compared to 2006 and the lower fee rate payable to “authenticate” a domain name subsequent to its initial year of registration.

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and related expenses of sales and marketing personnel, commissions, consulting, advertising and marketing costs, public relations expenses and promotional activities. Sales and marketing expenses totaled $606 thousand for the three months ended June 30, 2007 versus $355 thousand for the same period in 2006. Beginning in the third quarter of 2006, Tralliance engaged several outside parties to promote our registry operations and the www.search.travel website internationally, which resulted in an increase in sales and marketing costs of approximately $178 thousand as compared to the second quarter of 2006. In addition, during April 2007, Tralliance sponsored an event in Beijing, China to introduce and publicize its various travel services, including a new search tool specifically geared towards Chinese tourism. During the second quarter of 2007, Tralliance incurred approximately $123 thousand in direct costs related to this event. Partially offsetting this increase in comparison to the 2006 second quarter was a decrease of approximately $73 thousand in employee personnel costs.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and other personnel costs related to management, finance and accounting functions, facilities, outside legal and professional fees, information-technology consulting, directors and officers insurance, and general corporate overhead costs. General and administrative expenses totaled approximately $1.2 million in the second quarter of 2007 as compared to $1.0 million for the same quarter of the prior year, an increase of $211 thousand, or approximately 21%. Personnel costs increased approximately $203 thousand in comparison to the second quarter of 2006. Throughout 2006 and into 2007, we hired additional staff to accommodate the increase in authentication and registration activity experienced by Tralliance. Additionally, during 2006, certain employees of the VoIP telephony services division were reassigned to Tralliance.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense totaled $63 thousand for the three months ended June 30, 2007 as compared to $57 thousand for the three months ended June 30, 2006, or an increase of $6 thousand.

OTHER INCOME (EXPENSE), NET. During the second quarter of 2007, $500 thousand of non-cash interest expense was recorded related to the beneficial conversion features of the $500 thousand in convertible promissory notes acquired by an entity controlled by our Chairman and Chief Executive Officer. See “Capital Transactions” and Note 3, “Debt,” of the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion. Additional net interest expense of $81 thousand was reported for the second quarter of 2007 compared to total net interest income of $63 thousand reported for the same quarter of the prior year. As a result of the Company’s net losses incurred during 2006 and the first half of 2007, the Company had a lower level of funds available for investment during the second quarter of 2007 as compared to the same quarter of the prior year.

INCOME TAXES. No tax benefit was recorded for the losses incurred during the second quarter of 2007 or the second quarter of 2006 as we recorded a 100% valuation allowance against our otherwise recognizable deferred tax assets due to the uncertainty surrounding the timing or ultimate realization of the benefits of our net operating loss carryforwards in future periods. As of December 31, 2006, we had net operating loss carryforwards which may be potentially available for U.S. tax purposes of approximately $162 million. These carryforwards expire through 2026. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Due to various significant changes in our ownership interests, as defined in the Internal Revenue Code of 1986, as amended, we have substantially limited the availability of our net operating loss carryforwards. There can be no assurance that we will be able to utilize any net operating loss carryforwards in the future.

DISCONTINUED OPERATIONS

Discontinued operations generated net income of approximately $157 thousand for the second quarter of 2007 as compared to a net loss of $2.7 million during the second quarter of 2006 and is summarized as follows:

	Computer Games	VoIP Telephony Services	Total
Three months ended June 30, 2007:
Net revenue	$19,916	$256	$20,172
Operating (expenses) credit	169,043	(103,490)	65,553
Other income, net	29,259	42,040	71,299
	$218,218	$(61,194)	$157,024

	Computer Games	VoIP Telephony Services	Total
Three months ended June 30, 2006:
Net revenue	$459,917	$7,182	$467,099
Operating (expenses)	(643,556)	(2,367,536)	(3,011,092)
Other income (expense), net	--	(131,954)	(131,954)
	$(183,639)	$(2,492,308)	$(2,675,947)

The operations of both the computer games division and the VoIP telephony services division were shutdown effective March 2007 which contributed to the overall decline in both net revenue and operating expenses in the second quarter of 2007 as compared to the same quarter of the prior year. The net credit in operating expenses reported by the computer games division for the second quarter of 2007 resulted principally from the settlement of a purchase commitment and certain contract termination charges during the quarter.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO
THE SIX MONTHS ENDED JUNE 30, 2006

CONTINUING OPERATIONS

NET REVENUE. Net revenue totaled $1.1 million for the six months ended June 30, 2007 as compared to $676 thousand for the six months ended June 30, 2006, an increase of approximately $401 thousand, or 59%, from the prior year period. As mentioned in the discussion of the three months ended June 30, 2007 compared to the three months ended June 30, 2006, approximately $163 thousand, or 41%, of the total increase in net revenue as compared to the first half of 2006 resulted from net revenue attributable to the sale of advertising on our www.search.travel website. The www.search.travel website was introduced in August 2006. Total domain names registered as of the end of the second quarter of 2007 and 2006 approximated 27.1 thousand and 16.3 thousand, respectively.

COST OF REVENUE. Cost of revenue totaled $193 thousand for the six months ended June 30, 2007, a decline of $63 thousand, or 24%, from the $256 thousand reported for the three months ended June 30, 2006.   Cost of revenue as a percent of net revenue was approximately 18% for the first half of 2007 as compared to 38% for the same period of 2006. The decline in cost of revenue as compared to the first half of 2006 was due primarily to Tralliance performing more verifications of registration eligibility in-house during 2007 as compared to 2006 and the lower fee rate payable to “authenticate” a domain name subsequent to its initial year of registration.

SALES AND MARKETING. Sales and marketing expenses totaled $1.2 million for the six months ended June 30, 2007 versus $934 thousand for the same period in 2006. Beginning in the third quarter of 2006, Tralliance engaged several outside parties to promote our registry operations and the www.search.travel website internationally, which resulted in an increase in sales and marketing costs of approximately $415 thousand as compared to the first half of 2006. Partially offsetting this increase in comparison to the 2006 first half was a decrease of approximately $99 thousand in costs associated with in-house sales and marketing personnel.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled approximately $2.5 million in the first six months of 2007 as compared to $2.3 million for the same period of the prior year, an increase of $161 thousand, or approximately 7%. Personnel costs increased $494 thousand in comparison to the first half of 2006 as throughout the prior year and into 2007 we hired additional staff to accommodate the increase in authentication and registration activity experienced by Tralliance. Additionally, during 2006, certain employees of the VoIP telephony services division were reassigned to Tralliance. Partially offsetting the increase in personnel costs as compared to the first six months of 2006 were declines in stock compensation expenses of $161 thousand, travel and entertainment expenses of $107 thousand and professional fees of $91 thousand.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense totaled $122 thousand for the six months ended June 30, 2007 as compared to $145 thousand for the six months ended June 30, 2006, or a decline of $23 thousand.

OTHER INCOME (EXPENSE), NET. As mentioned in the discussion of the three months ended June 30, 2007 compared to the three months ended June 30, 2006, during the second quarter of 2007, $500 thousand of non-cash interest expense was recorded related to the beneficial conversion features of the $500 thousand in convertible promissory notes acquired by an entity controlled by our Chairman and Chief Executive Officer. See “Capital Transactions” and Note 3, “Debt,” of the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion. Additional net interest expense of $115 thousand was reported for the first half of 2007 compared to total net interest income of $126 thousand reported for the same period of the prior year. As a result of the Company’s net losses incurred during 2006 and the first half of 2007, the Company had a lower level of funds available for investment during the 2007 period as compared to the same period of the prior year.

INCOME TAXES. No tax benefit was recorded for the losses incurred during the first half of 2007 or the first half of 2006 as we recorded a 100% valuation allowance against our otherwise recognizable deferred tax assets due to the uncertainty surrounding the timing or ultimate realization of the benefits of our net operating loss carryforwards in future periods. As of December 31, 2006, we had net operating loss carryforwards which may be potentially available for U.S. tax purposes of approximately $162 million. These carryforwards expire through 2026. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Due to various significant changes in our ownership interests, as defined in the Internal Revenue Code of 1986, as amended, we have substantially limited the availability of our net operating loss carryforwards. There can be no assurance that we will be able to utilize any net operating loss carryforwards in the future.

DISCONTINUED OPERATIONS

The loss from discontinued operations, net of income taxes totaled approximately $1.0 million in the first half of 2007 as compared to a net loss of $5.5 million during the first six months of 2006 and is summarized as follows:

	Computer Games	VoIP Telephony Services	Total
Six months ended June 30, 2007:
Net revenue	$608,415	$630	$609,045
Operating (expenses)	(783,930)	(934,019)	(1,717,949)
Other income, net	29,259	75,633	104,892
	$(146,256)	$(857,756)	$(1,004,012)

	Computer Games	VoIP Telephony Services	Total
Six months ended June 30, 2006:
Net revenue	$826,837	$27,806	$854,643
Operating (expenses)	(1,314,689)	(5,061,267)	(6,375,956)
Other income (expense), net	130,000	(133,036)	(3,036)
	$(357,852)	$(5,166,497)	$(5,524,349)

Net revenue and operating expenses of the computer games division declined as compared to the first six months of 2006 primarily due to the shutdown of the business’ operations effective March 2007. Other income, net recorded during the first quarter of 2006 represented the $130 thousand gain on the sale of Now Playing magazine.

Operating expenses of the VoIP telephony services division for the first six months of 2007 declined in comparison to the same period of the prior year principally as a result of the shutdown of the business in March 2007, as well as the cost reduction efforts implemented by the Company during 2006.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ITEMS

As of June 30, 2007, we had approximately $310 thousand in cash and cash equivalents as compared to $5.3 million as of December 31, 2006. Net cash flows used in operating activities of continuing operations totaled $2.6 million and $3.8 million, for the six months ended June 30, 2007 and 2006, respectively, or a decrease of approximately $1.2 million. The impact of the payment of $806 thousand in income tax liabilities during the first half of 2006, coupled with a reduction in the payment of accounts payables, accrued liabilities and other current liabilities during the first half of 2007 as compared to the same period of the prior year, were the primary factors contributing to the lower level of cash used in operating activities of continuing operations.

A total of $3.0 million in net cash flows were used in the operating activities of discontinued operations during the first half of 2007 as compared to a use of approximately $4.2 million of cash in operating activities of discontinued operations during the same period of the prior year. The lower level of cash used by operating activities of our discontinued businesses was primarily the result of the decrease of approximately $4.5 million in net losses of the businesses as compared to the first half of 2006. Partially offsetting the impact of the lower losses as compared to the 2006 period, was the $2.6 million settlement payment made in connection with the MySpace litigation during the first six months of 2007.

Net cash flows of $14 thousand were used for capital expenditures by continuing operations during the first half of 2007. Net cash flows of $745 thousand were provided by investing activities of continuing operations during the first six months of 2006. As a result of the October 2005 sale of our SendTec, Inc. marketing services business, we were required to place $1.0 million of cash in an escrow account to secure our indemnification obligations. On March 31, 2006, pursuant to the related escrow agreement, $750 thousand of the escrow funds were released to the Company.

Discontinued operations provided $91 thousand in net cash flows during the first six months of 2007 as a result of the sale of property and equipment. During the first half of 2006, net cash flows of $138 thousand from the sale of property and equipment and $130 thousand from the sale of our Now Playing magazine were provided by discontinued operations.

We received $500 thousand in proceeds from the issuance of convertible notes during the first half of 2007. See Note 3, “Debt,” of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

CAPITAL TRANSACTIONS

On May 29, 2007, Dancing Bear Investments, Inc. (the “Noteholder”), an entity which is controlled by the Company’s Chairman and Chief Executive Officer, entered into a Note Purchase Agreement (the “Agreement”) with the Company pursuant to which it acquired a convertible promissory note (the “2007 Convertible Note”) in the aggregate principal amount of $250 thousand. Under the terms of the Agreement, the Noteholder was granted the optional right, for a period of 180 days from the date of the Agreement, to purchase additional 2007 Convertible Notes such that the aggregate principal amount of 2007 Convertible Notes issued under the Agreement could total $3.0 million (the “Option”). On June 25, 2007, and July 19, 2007, the Noteholder acquired additional 2007 Convertible Notes in the aggregate principal amount of $750 thousand.

The 2007 Convertible Notes are convertible at anytime prior to payment into shares of the Company’s Common Stock at the rate of $0.01 per share. Assuming the Option is fully exercised and all 2007 Convertible Notes are thereafter converted at the initial conversion rate, and without regard to potential anti-dilutive adjustments resulting from stock splits and the like, approximately 300,000,000 shares of Common Stock could be issued. To the extent that the Company does not have a number of authorized shares of Common Stock (after taking into account outstanding options, warrants and other convertible securities of the Company) sufficient to permit conversion of the 2007 Convertible Notes in full, then the 2007 Convertible Notes shall, until additional shares have been authorized, be convertible only to the extent of available shares. At the present time (after taking into account outstanding options, warrants and other convertible securities of the company), if the Option was fully exercised, approximately $804 thousand of the resulting $3.0 million aggregate amount of 2007 Convertible Notes (equal to approximately 80,380,000 shares) could not be converted into shares until the Company’s authorized capital stock is increased. The Company anticipates that it will seek to amend its Certificate of Incorporation so as to increase its authorized shares of Common Stock at its next annual meeting of shareholders. The 2007 Convertible Notes are due five days after demand for payment by the Noteholder and are secured by a pledge of all of the assets of the Company and its subsidiaries, subordinate to existing liens on such assets. The 2007 Convertible Notes bear interest at the rate of ten percent per annum.

The 2007 Convertible Notes were not registered under applicable securities laws and were sold in reliance on an exemption from such registration. The Noteholder is entitled to certain demand and piggy-back registration rights in connection with its investment. The conversion price of the 2007 Convertible Notes is subject to adjustment upon the occurrence of certain events, including with respect to stock splits or combinations.

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

As of June 30, 2007, the Company had a net working capital deficit of approximately $8.9 million, inclusive of a cash and cash equivalents balance of approximately $310 thousand. Such working capital deficit included an aggregate of $3.9 million in secured convertible demand notes and accrued interest of approximately $727 thousand due to entities controlled by Michael Egan, the Company’s Chairman and Chief Executive Officer. On July 19, 2007, the Company borrowed an additional $500 thousand from, and issued an additional $500 thousand 2007 Convertible Note to, Dancing Bear Investments, Inc., an entity controlled by Michael Egan, the Company’s Chairman and Chief Executive Officer, under a Note Purchase Agreement entered into on May 29, 2007 (See Note 3, “Debt,” for further details).

Notwithstanding previous cost reduction actions taken by the Company and its recent decision to shutdown its unprofitable computer games and VoIP telephony services businesses in March 2007 (see Note 4, “Discontinued Operations” in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements), the Company continues to incur substantial consolidated operating losses, although reduced in comparison with prior periods, and management believes that the Company will continue to be unprofitable in the foreseeable future. Based upon the Company’s current financial condition, as discussed above, and without the infusion of additional capital, management does not believe that the Company will be able to fund its operations beyond about the end of August 2007 to early September.

It is our preference to avoid filing for protection under the U.S. Bankruptcy Code. However, in order to continue operating as a going concern for any length of time beyond August 2007, we believe that we must quickly raise capital. Although there is no commitment to do so, any such funds would most likely come from Dancing Bear Investments, Inc., under the Note Purchase Agreement entered into on May 29, 2007 or otherwise from Michael Egan or affiliates of Mr. Egan or the Company, as the Company currently has no access to credit facilities with traditional third parties and has historically relied on borrowings from related parties to meet short-term liquidity needs. Any such capital raised would not be registered under the Securities Act of 1933 and would not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Although, after giving effect to the proceeds from the sale of the $500 thousand 2007 Convertible Note on July 19, 2007, Dancing Bear Investments, Inc. still has the right to purchase an additional $2.0 million under the Note Purchase Agreement, there can be no assurance that Dancing Bear Investments, Inc. will elect to purchase additional 2007 Convertible Notes. Further, the conversion of any of the convertible debt securities outstanding as of the current date, or issued in the future, will likely result in very substantial dilution of the number of outstanding shares of the Company’s Common Stock.

In addition to our need to raise a sufficient amount of capital, we believe that our long-term financial viability will be determined mainly by our ability to successfully execute our current and future business plans, including (i) achieving net growth in the number of “.travel” domain name registrations; (ii) monetizing our www.search.travel website; (iii) further reducing our operating expenses; (iv) eliminating future losses incurred by our discontinued operations; and (v) successfully settling disputed and other outstanding liabilities related to our discontinued operations. The amount of capital required to be raised by the Company will be dependent upon the Company’s performance in executing its current and future business plans, as measured principally by the time period needed to begin generating positive internal cash flow. There can be no assurance that the Company will be successful in raising a sufficient amount of capital (including selling any additional 2007 Convertible Notes) or in executing its business plans. Further, even if we raise capital and are successful in achieving each of the aforementioned objectives, if demand for repayment of any or all of the $4.4 million in outstanding secured debt or related accrued interest is made, there is no assurance that we will not, and it is likely that we will, be required to file for bankruptcy protection at that time.

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

We are in the process of evaluating the recoverability of our existing computer games and VoIP telephony services businesses’ assets, and at this time, we do not anticipate significant future impairment or other charges in this regard. Any such charges, if and when determined to be required, will be recorded when identified. We have estimated the total amount of costs expected to be incurred in shutting down our computer games and VoIP telephony services businesses. The amount of these shutdown costs, including costs related to employee termination benefits and vendor contract termination costs are not yet certain, however, at the present time, we believe that total cash expenditures for shutdown costs will approximate $22 thousand for our computer games business and will range between zero and $406 thousand for our VoIP telephony services business. As of June 30, 2007, the shutdown of our computer games business has been substantially completed and the shutdown of our VoIP telephony services business has been substantially completed except for the resolution of outstanding vendor liabilities.

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

Advertising on our www.search.travel website is generally sold at a flat rate for a stated time period and is recognized on a straight-line basis over the term of the advertising contract.

Discontinued Operations -

COMPUTER GAMES BUSINESSES

Advertising revenue for the Company's magazine publications was recognized at the on-sale date of the magazines.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Interest rate risk refers to fluctuations in the value of a security resulting from changes in the general level of interest rates. Investments that we classify as cash and cash equivalents have original maturities of three months or less and therefore, are not affected in any material respect by changes in market interest rates. At June 30, 2007, debt outstanding was composed of $3.9 million of fixed rate instruments due on demand with an aggregate average interest rate of 10.00%.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, and have determined there to be no reportable changes.

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

As of June 30, 2007, the Company had a net working capital deficit of approximately $8.9 million, inclusive of a cash and cash equivalents balance of approximately $310 thousand. Such working capital deficit included an aggregate of $3.9 million in secured convertible demand notes and accrued interest of approximately $727 thousand due to entities controlled by Michael Egan, the Company’s Chairman and Chief Executive Officer. On July 19, 2007, the Company borrowed an additional $500 thousand from, and issued an additional $500 thousand 2007 Convertible Note to, Dancing Bear Investments, Inc., an entity controlled by Michael Egan, the Company’s Chairman and Chief Executive Officer, under a Note Purchase Agreement entered into on May 29, 2007 (See Note 3, “Debt,” in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements for further details).

Notwithstanding previous cost reduction actions taken by the Company and its recent decision to shutdown its unprofitable computer games and VoIP telephony services businesses in March 2007 (see Note 4, “Discontinued Operations” of the Notes to Unaudited Condensed Consolidated Financial Statements), the Company continues to incur substantial consolidated operating losses, although reduced in comparison with prior periods, and management believes that the Company will continue to be unprofitable in the foreseeable future. Based upon the Company’s current financial condition, as discussed above, and without the infusion of additional capital, management does not believe that the Company will be able to fund its operations beyond about the end of August 2007 to early September.

It is our preference to avoid filing for protection under the U.S. Bankruptcy Code. However, in order to continue operating as a going concern for any length of time beyond August 2007, we believe that we must quickly raise capital. Although there is no commitment to do so, any such funds would most likely come from Dancing Bear Investments, Inc. under the Note Purchase Agreement entered into on May 29, 2007 or otherwise from Michael Egan or affiliates of Mr. Egan or the Company, as the Company currently has no access to credit facilities with traditional third parties and has historically relied on borrowings from related parties to meet short-term liquidity needs. Any such capital raised would not be registered under the Securities Act of 1933 and would not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Although, after giving effect to the proceeds from the sale of the $500 thousand 2007 Convertible Note on July 19, 2007, Dancing Bear Investments, Inc. still has the right to purchase an additional $2.0 million under the Note Purchase Agreement, there can be no assurance that Dancing Bear Investments, Inc. will elect to purchase additional 2007 Convertible Notes. Further, the conversion of any of the convertible debt securities outstanding as of the current date, or issued in the future, will likely result in very substantial dilution of the number of outstanding shares of the Company’s Common Stock.

In addition to our need to raise a sufficient amount of capital, we believe that our long-term financial viability will be determined mainly by our ability to successfully execute our current and future business plans, including (i) achieving net growth in the number of “.travel” domain name registrations; (ii) monetizing our www.search.travel website; (iii) further reducing our operating expenses; (iv) eliminating future losses incurred by our discontinued operations; and (v) successfully settling disputed and other outstanding liabilities related to our discontinued operations. The amount of capital required to be raised by the Company will be dependent upon the Company’s performance in executing its current and future business plans, as measured principally by the time period needed to begin generating positive internal cash flow. There can be no assurance that the Company will be successful in raising a sufficient amount of capital (including selling any additional 2007 Convertible Notes) or in executing its business plans. Further, even if we raise capital and are successful in achieving each of the aforementioned objectives, if demand for repayment of any or all of the approximately $4.4 million in outstanding secured debt as of the current date or related accrued interest is made, there is no assurance that we will not, and it is likely that we will, be required to file for bankruptcy protection at that time.

WE HAVE A HISTORY OF OPERATING LOSSES AND EXPECT TO CONTINUE TO INCUR LOSSES.

Since our inception, we have incurred net losses each year and we expect that we will continue to incur net losses for the foreseeable future. We had losses from continuing operations, net of applicable income tax benefits, of approximately $4.6 million for the first six months of 2007 and $17.0 million, $13.3 million and $24.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. The principal causes of our losses are likely to continue to be:

•	costs resulting from the operation of our business;

•	failure to generate sufficient revenue; and

•	selling, general and administrative expenses.

Although we have restructured our businesses, we still expect to continue to incur losses as we attempt to improve the performance and operating results of our Internet services business and while we attempt to complete the shutdown of our recently discontinued computer games and VoIP telephony services businesses.

WE ARE A PARTY TO LITIGATION MATTERS AND OTHER CLAIMS THAT MAY SUBJECT US TO SIGNIFICANT LIABILITY AND BE TIME CONSUMING AND EXPENSIVE.

We are currently a party to litigation and other claims and/or disputes arising in the ordinary course of business. At this time, we cannot reasonably estimate the range of any loss or damages resulting from any of the pending lawsuits or claims due to uncertainty regarding the ultimate outcome. The defense of any litigation or the process required to resolve outstanding claims and/or disputes may be expensive and divert management's attention from day-to-day operations. An adverse outcome in any of these matters could materially and adversely affect our results of operations and financial position and may utilize a significant portion of our cash resources. See Note 6, “Litigation,” in the Notes to Unaudited Condensed Consolidated Financial Statements for further details regarding outstanding legal matters.

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

Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. However, we may not have sufficient funds or personnel to adequately litigate or otherwise protect our rights. Furthermore, we cannot assure you that our business activities and product offerings will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us, including claims related to providing hyperlinks to websites operated by third parties, sending unsolicited email messages or providing advertising on a keyword basis that links a specific search term entered by a user to the appearance of a particular advertisement. Moreover, from time to time, third parties have asserted and may in the future assert claims of alleged infringement by us of their intellectual property rights. In the fourth quarter of 2005, we were sued by Sprint Communications Company, L.P. (“Sprint”) for alleged unauthorized use of “inventions” described and claimed in seven patents held by Sprint. In August 2006, we entered into a settlement agreement with Sprint which resolved the pending patent infringement lawsuit. As part of the settlement, we agreed to enter into a non-exclusive license under certain of Sprint’s patents. Additionally, on February 28, 2007, the United States District Court for the Central District of California entered an order, related to the lawsuit filed against theglobe by MySpace, Inc. (“MySpace”), granting in part MySpace’s motion for summary judgment, finding that we were liable for violation of the CAN-SPAM Act and the California Business & Professions Code, and for breach of contract. On March 15, 2007, the Company entered into a Settlement Agreement with MySpace whereby, among other things, the Company agreed to pay MySpace approximately $2.6 million in exchange for a mutual release of all claims against one another, including any claims against the Company’s directors and officers.   See Note 6, “Litigation,” in the Notes to Unaudited Condensed Consolidated Financial Statements for further details regarding the MySpace settlement.   Any litigation claims or counterclaims could impair our business because they could:

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

OUR QUARTERLY OPERATING RESULTS FLUCTUATE.

Due to our significant change in operations, including the entry into new lines of business and disposition and/or cessation of other lines of business, our historical quarterly operating results are not necessarily reflective of future results. The factors that will cause our quarterly operating results to fluctuate in the future include:

•	the outcome and costs related to defending and settling litigation, claims and disputes;

•	changes in the number of sales or technical employees;

•	the level of traffic on our websites;

•	the overall demand for Internet travel services and Internet advertising;

•	the addition or loss of “.travel” domain name registrants, advertising clients of our www.search.travelwebsite and electronic commerce partners on our website;

•	overall usage and acceptance of the Internet;

•	seasonal trends in advertising and electronic commerce sales in our business;

•	costs relating to the implementation or cessation of marketing plans for our business;

•	other costs relating to the maintenance of our operations;

•	the restructuring of our business;

•	failure to generate significant revenues and profit margins from new and/or existing products and services; and

•	competition from others providing services similar to ours.

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

WE DEPEND ON HIGHLY QUALIFIED TECHNICAL AND MANAGERIAL PERSONNEL

Our future success also depends on our continuing ability to attract, retain and motivate highly qualified technical expertise and managerial personnel necessary to operate our businesses. We may need to give retention bonuses and stock incentives to certain employees to keep them, which can be costly to us. The loss of the services of members of our management team or other key personnel could harm our business. Our future success depends to a significant extent on the continued service of key management, client service, sales and technical personnel. We do not maintain key person life insurance on any of our executive officers and do not intend to purchase any in the future. Although we generally enter into non-competition agreements with our key employees, our business could be harmed if one or more of our officers or key employees decided to join a competitor or otherwise compete with us.

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

Because our Chairman and Chief Executive Officer, Mr. Michael Egan, is an officer or director of other companies, we have to compete for his time. Mr. Egan became our Chief Executive Officer effective June 1, 2002. Mr. Egan is also the controlling investor of Dancing Bear Investments, Inc. and E&C Capital Partners LLLP, which are our largest stockholders. Mr. Egan has not committed to devote any specific percentage of his business time with us. Accordingly, we compete with Dancing Bear Investments, Inc., E&C Capital Partners LLLP, Blue Wall, LLC and Mr. Egan's other related entities for his time.

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

RISKS RELATING TO OUR RECENTLY DISCONTINUED OPERATIONS

WE MAY INCUR EXCESSIVE SHUTDOWN COSTS.

In connection with our recent decision to discontinue the operations of our computer games and VoIP telephony services businesses, we have evaluated the amount of costs expected to be incurred in shutting down these businesses. The amount of these shutdown costs, including employee termination benefits and vendor contract termination costs, are not yet certain, however, at the present time, we believe that total shutdown costs for both businesses combined will range from between $22 thousand to $428 thousand. Although we will attempt to negotiate vendor settlements near the lower end of this range, there can be no assurance that we will be successful. Additionally, liabilities presently unknown to us could be identified in the future. Either or both of these adverse outcomes could negatively impact the Company’s already weakened liquidity and financial condition.

RISKS RELATING TO OUR COMMON STOCK

THE VOLUME OF SHARES AVAILABLE FOR FUTURE SALE IN THE OPEN MARKET COULD DRIVE DOWN THE PRICE OF OUR STOCK OR KEEP OUR STOCK PRICE FROM IMPROVING, EVEN IF OUR FINANCIAL PERFORMANCE IMPROVES.

As of July 23, 2007, we had issued and outstanding approximately 172.5 million shares, of which approximately 88.5 million shares were freely tradable over the public markets. There is limited trading volume in our shares and we are now traded only in the over-the-counter market. Most of our outstanding restricted shares of Common Stock were issued more than one year ago and are therefore eligible to be resold over the public markets pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended.

Sales of significant amounts of Common Stock in the public market in the future, the perception that sales will occur or the registration of additional shares pursuant to existing contractual obligations could materially and adversely drive down the price of our stock. In addition, such factors could adversely affect the ability of the market price of the Common Stock to increase even if our business prospects were to improve. Substantially all of our stockholders holding restricted securities, including shares issuable upon the exercise of warrants or the conversion of convertible notes to acquire our Common Stock (which are convertible into 168 million shares as of the date of this filing), have registration rights under various conditions and are or will become available for resale in the future. In addition, the holder of the 2007 Convertible Notes has the option to acquire an additional $2.0 million of such Notes, which would be convertible into an additional 200 million shares, for which the holder has been granted registration rights.

In addition, as of June 30, 2007, there were outstanding options to purchase approximately 18.8 million shares of our Common Stock, which become eligible for sale in the public market from time to time depending on vesting and the expiration of lock-up agreements. The shares issuable upon exercise of these options are registered under the Securities Act and consequently, subject to certain volume restrictions as to shares issuable to executive officers, will be freely tradable.

Also as of July 23, 2007, we had issued and outstanding warrants to acquire approximately 16.9 million shares of our Common Stock.   Many of the outstanding instruments representing the warrants contain anti-dilution provisions pursuant to which the exercise prices and number of shares issuable upon exercise may be adjusted.

OUR CHAIRMAN MAY CONTROL US.

Michael S. Egan, our Chairman and Chief Executive Officer, beneficially owns or controls, directly or indirectly, approximately 369 million shares of our Common Stock as of July 23, 2007, which in the aggregate represents approximately 78% of the outstanding shares of our Common Stock (treating as outstanding for this purpose the shares of Common Stock issuable upon exercise and/or conversion of the options, convertible promissory notes (including the 2007 Convertible Notes) and warrants owned by Mr. Egan or his affiliates). Accordingly, Mr. Egan will be able to exercise significant influence over, if not control, any stockholder vote.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered Sales of Equity Securities.

During the quarter ended June 30, 2007, the registrant reported two separate sales of unregistered secured demand convertible promissory notes (the “2007 Convertible Notes”) pursuant to a Note Purchase Agreement dated May 29, 2007 on Forms 8-K dated May 29, 2007 and June 25, 2007. In addition, the registrant reported a sale of an additional 2007 Convertible Note in the principal amount of $500,000 on July 19, 2007 in this Report on Form 10-Q (See Note 3, “Debt,” and Note 7, “Subsequent Event” in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements for further discussion) .

(b) Use of Proceeds From Sales of Registered Securities.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

4.1	$500,000 Secured Demand Convertible Promissory Note.

4.2	Security Agreement dated May 29, 2007 by theglobe.com, inc. and Dancing Bear Investments, Inc. (1)

4.3	Unconditional Guaranty Agreement dated May 29, 2007. (1)

10.1	Note Purchase Agreement dated May 29, 2007 between theglobe.com, inc. and Dancing Bear Investments, Inc. (1)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference from our Form SC 13D/A-3 filed on May 30, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

theglobe.com, inc.

Dated : July 23, 2007	By:	/s/ Michael S. Egan
Michael S. Egan Chief Executive Officer (Principal Executive Officer)

By:	/s/ Edward A. Cespedes
Edward A. Cespedes President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

4.1	$500,000 Secured Demand Convertible Promissory Note.

4.2	Security Agreement dated May 29, 2007 by theglobe.com, inc. and Dancing Bear Investments, Inc. (1)

4.3	Unconditional Guaranty Agreement dated May 29, 2007. (1)

10.1	Note Purchase Agreement dated May 29, 2007 between theglobe.com, inc. and Dancing Bear Investments, Inc. (1)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference from our Form SC 13D/A-3 filed on May 30, 2007.