Form 10-Q
period 2007-09-30
THEGLOBE COM INC
filed 2007-11-09
CIK 1066684

     UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ TO _________

COMMISSION FILE NO. 0-25053

THEGLOBE.COM, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

STATE OF DELAWARE	14-1782422
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

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
Yes ☐ No ☒

The number of shares outstanding of the Registrant's Common Stock, $.001 par value (the "Common Stock") as of November 9, 2007 was 172,484,838.

THEGLOBE.COM, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2007	2006
	(UNAUDITED )
ASSETS

Current Assets:
Cash and cash equivalents	$412,234	$5,316,218
Accounts receivable	165,701	45,870
Prepaid expenses	213,395	358,701
Net assets of discontinued operations	8,251	960,280
Other current assets	5,624	13,001

Total current assets	805,205	6,694,070

Intangible assets	408,289	526,824
Property and equipment, net	111,061	144,216
Other assets	40,000	40,000

Total assets	$1,364,555	$7,405,110

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$754,098	$507,578
Accrued expenses and other current liabilities	1,529,409	1,484,669
Deferred revenue	1,254,540	1,222,705
Notes payable due affiliates	4,650,000	3,400,000
Net liabilities of discontinued operations	2,012,023	5,160,872

Total current liabilities	10,200,070	11,775,824

Deferred revenue	318,180	232,433

Total liabilities	10,518,250	12,008,257

Stockholders' Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 172,484,838 shares issued at September 30, 2007 and December 31, 2006	172,485	172,485
Additional paid-in capital	290,475,429	289,088,557
Accumulated deficit	(299,801,609)	(293,864,189)
Total stockholders' deficit	(9,153,695)	(4,603,147)

Total liabilities and stockholders' deficit	$1,364,555	$7,405,110

See notes to unaudited condensed consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(UNAUDITED)

Net Revenue	$599,580	$385,755	$1,676,644	$1,062,042

Operating Expenses:
Cost of revenue	183,532	118,057	376,835	373,999
Sales and marketing	439,008	883,995	1,684,688	1,818,326
General and administrative	698,783	1,102,950	3,150,606	3,394,058
Depreciation	21,738	18,971	64,792	54,367
Intangible asset amortization	39,512	39,512	118,535	148,699
	1,382,573	2,163,485	5,395,456	5,789,449

Operating Loss from Continuing Operations	(782,993)	(1,777,730)	(3,718,812)	(4,727,407)

Other Income (Expense), net
Interest income (expense), net	(861,059)	2,277	(1,475,840)	127,876
Other income, net	10,048	—	10,048	21,130
	(851,011)	2,277	(1,465,792)	149,006

Loss from Continuing Operations
Before Income Tax	(1,634,004)	(1,775,453)	(5,184,604)	(4,578,401)
Income Tax Provision	—	124,313	—	124,313
Loss from Continuing Operations	(1,634,004)	(1,899,766)	(5,184,604)	(4,702,714)

Discontinued Operations, net of tax	251,196	(1,052,614)	(752,816)	(6,576,963)

Net Loss	$(1,382,808)	$(2,952,380)	$(5,937,420)	$(11,279,677)

Loss Per Share -
Basic and Diluted:
Continuing Operations	$(0.01)	$(0.01)	$(0.03)	$(0.02)
Discontinued Operations	$—	$(0.01)	$—)	$(0.04)
Net Loss	$(0.01)	$(0.02)	$(0.03)	$(0.06)

Weighted Average Common Shares Outstanding	172,485,000	174,723,000	172,485,000	174,680,000

See notes to unaudited condensed consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2007	2006
	(UNAUDITED)
Cash Flows from Operating Activities:
Net loss	$(5,937,420)	$(11,279,677)
Add back: loss from discontinued operations	752,816	6,576,963
Net loss from continuing operations	(5,184,604)	(4,702,714)

Adjustments to reconcile net loss from continuing operations to net cash flows from operating activities:
Depreciation and amortization	183,327	203,066
Non-cash interest expense related to beneficial conversion features of debt	1,250,000	—
Employee stock compensation	131,076	349,406
Compensation related to non-employee stock options	5,796	107,992
Other, net	—	(21,130)

Changes in operating assets and liabilities
Accounts receivable	(119,831)	(91,229)
Prepaid and other current assets	152,683	(25,811)
Accounts payable	246,520	(454,425)
Accrued expenses and other current liabilities	44,740	199,640
Income taxes payable	—	(806,406)
Deferred revenue	117,582	55,462
Net cash flows from operating activities of continuing operations	(3,172,711)	(5,186,149)
Net cash flows from operating activities of discontinued operations	(3,063,222)	(5,376,893)
Net cash flows from operating activities	(6,235,933)	(10,563,042)

Cash Flows from Investing Activities:
Net cash released from escrow	—	781,764
Purchases of property and equipment	(26,345)	(52,604)
Net cash flows from investing activities of continuing operations	(26,345)	729,160
Net cash flows from investing activities of discontinued operations:
Proceeds from the sale of property and equipment	108,294	137,626
Proceeds from the sale of the Now Playing magazine	—	130,000
Net cash flows from investing activities	(81,949)	996,786

Cash Flows from Financing Activities:
Borrowings on notes payable	1,250,000	—
Proceeds from exercise of stock options and warrants	—	18,420
Net cash flows from financing activities of continuing operations	1,250,000	18,420
Payments on debt of discontinued operations	—	(30,218)
	1,250,000	(11,798)

Net Decrease in Cash and Cash Equivalents	(4,903,984)	(9,578,054)
Cash and Cash Equivalents, at beginning of period	5,316,218	16,480,660

Cash and Cash Equivalents, at end of period	$412,234	$6,902,606

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

UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The unaudited interim condensed consolidated financial statements of the Company as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed consolidated financial statements.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2007 and the results of its operations and its cash flows for the three and nine months ended September 30, 2007 and 2006. The results of operations and cash flows for such periods are not necessarily indicative of results expected for the full year or for any future period.

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

COMPREHENSIVE INCOME (LOSS)

The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, "Reporting Comprehensive Income." Comprehensive income (loss) generally represents all changes in stockholders' equity during the year except those resulting from investments by, or distributions to, stockholders. The Company's comprehensive loss was approximately $5.9 million and $11.3 million for the nine months ended September 30, 2007 and 2006, respectively, which approximated the Company's reported net loss.

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

NET LOSS PER SHARE

The Company reports net loss per common share in accordance with SFAS No. 128, "Computation of Earnings Per Share." In accordance with SFAS 128 and the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 98, basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the conversion of convertible preferred stock and convertible notes (using the if-converted method), if any, and the shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive or if a loss from continuing operations is reported.

Due to the Company's net losses from continuing operations, the effect of potentially dilutive securities or common stock equivalents that could be issued was excluded from the diluted net loss per common share calculation due to the anti-dilutive effect. Such potentially dilutive securities and common stock equivalents consisted of the following for the periods ended September 30:

	2007	2006
Options to purchase common stock	17,792,000	20,049,000
Common shares issuable upon exercise of warrants	16,911,000	6,911,000
Common shares issuable upon conversion of Convertible Notes	193,000,000	68,000,000
Total	227,703,000	94,960,000

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

RECLASSIFICATIONS

Certain 2006 amounts have been reclassified to conform to the 2007 presentation. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the operations of the Company’s games and VoIP telephony services divisions have been accounted for in accordance with the provisions of SFAS No. 144 and the 2007 results of their operations have been included in income (loss) from discontinued operations. Prior periods have been reclassified for comparability, as required.

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

As of September 30, 2007, the Company had a net working capital deficit of approximately $9,395,000, inclusive of a cash and cash equivalents balance of approximately $412,000. Such working capital deficit included an aggregate of $4,650,000 in secured convertible demand notes and accrued interest of approximately $838,000 due to entities controlled by Michael Egan, the Company’s Chairman and Chief Executive Officer (See Note 3, “Debt,” for further details).

Notwithstanding previous cost reduction actions taken by the Company and its recent decision to shutdown its unprofitable computer games and VoIP telephony services businesses in March 2007 (see Note 4, “Discontinued Operations”), the Company continues to incur substantial consolidated operating losses, although reduced in comparison with prior periods, and management believes that the Company will continue to be unprofitable in the foreseeable future. Based upon the Company’s current financial condition, as discussed above, and without the infusion of additional capital, management does not believe that the Company will be able to fund its operations, including making the $225,000 payment to its Registry Operator which is contractually due on November 15, 2007 (see Note 7. “Subsequent Event” for further discussion), beyond the middle of November 2007.

It is our preference to avoid filing for protection under the U.S. Bankruptcy Code. However, in order to continue operating as a going concern for any length of time beyond November 2007, we believe that we must quickly raise capital. Although there is no commitment to do so, any such funds would most likely come from Dancing Bear Investments, Inc., an entity controlled by Michael Egan, the Company’s Chairman and Chief Executive Officer, under a Note Purchase Agreement entered into on May 29, 2007 or otherwise from Michael Egan or affiliates of Mr. Egan or the Company, as the Company currently has no access to credit facilities with traditional third parties and has historically relied on borrowings from related parties to meet short-term liquidity needs. Any such capital raised would not be registered under the Securities Act of 1933 and would not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Although, until November 25, 2007, Dancing Bear Investments, Inc. still has the right to purchase an additional $1,750,000 under the Note Purchase Agreement, there can be no assurance that Dancing Bear Investments, Inc. will elect to purchase additional 2007 Convertible Notes. Further, the conversion of any of the convertible debt securities outstanding as of the current date, or issued in the future, will likely result in very substantial dilution of the number of outstanding shares of the Company’s Common Stock.

In addition to our immediate need to raise capital, we believe that our long-term financial viability will be determined mainly by our ability to successfully execute our current and future business plans, including (i) achieving net growth in the number of “.travel” domain name registrations; (ii) improving and monetizing our www.search.travel website; (iii) further reducing our operating expenses and (iv) successfully settling disputed and other outstanding liabilities related to our discontinued operations. The amount of capital required to be raised by the Company will be dependent upon the Company’s performance in executing its current and future business plans, as measured principally by the time period needed to begin generating positive internal cash flow. There can be no assurance that the Company will be successful in raising a sufficient amount of capital (including selling any additional 2007 Convertible Notes) or in executing its business plans. Further, even if we raise capital and are successful in achieving each of the aforementioned objectives, if demand for repayment of any or all of the $4,650,000 in outstanding secured debt as of the current date or related accrued interest is made, there is no assurance that we will not, and it is likely that we will, be required to file for bankruptcy protection at that time.

(3) DEBT

On May 29, 2007, Dancing Bear Investments, Inc. (the “Noteholder”), an entity which is controlled by the Company’s Chairman and Chief Executive Officer, entered into a Note Purchase Agreement (the “Agreement”) with the Company pursuant to which it acquired a convertible promissory note (the “2007 Convertible Note”) in the principal amount of $250,000. Under the terms of the Agreement, the Noteholder was granted the optional right, for a period of 180 days from the date of the Agreement, to purchase additional 2007 Convertible Notes such that the aggregate principal amount issued under the Agreement could total $3,000,000 (the “Option”).  On June 25, 2007, July 19, 2007 and September 6, 2007, the Noteholder acquired additional 2007 Convertible Notes in the principal amounts of $250,000, $500,000 and $250,000 respectively.  At September 30, 2007 the aggregate outstanding principal amount of 2007 Convertible Notes totaled $1,250,000.

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

As the 2007 Convertible Notes were immediately convertible into common shares of the Company at issuance, an aggregate of $750,000 and $1,250,000 of non-cash interest expense was recognized and credited to additional paid-in capital during the three and nine months ended September 30, 2007, respectively, as a result of the beneficial conversion features of the 2007 Convertible Notes.  The value attributable to the beneficial conversion features was calculated by comparing the fair value of the underlying common shares of the 2007 Convertible Notes on the date of issuance based on the closing price of theglobe’s Common Stock as reflected on the OTCBB to the conversion price and was limited to the aggregate proceeds received from the issuance of the 2007 Convertible Notes.

(4) DISCONTINUED OPERATIONS

In March 2007, management and the Board of Directors of the Company made the decision to cease all activities related to its computer games businesses, including discontinuing the operations of its magazine publications, games distribution business and related websites. The Company’s decision to shutdown its computer games businesses was based primarily on the historical losses sustained by these businesses during the recent past and management’s expectations of continued future losses. As of September 30, 2007, all significant elements of its computer games business shutdown plan have been completed by the Company, except for the collection and payment of remaining outstanding accounts receivables and payables.

In addition, in March 2007, management and the Board of Directors of the Company decided to discontinue the operating, research and development activities of its VoIP telephony services business and terminate all of the remaining employees of the business.   The Company’s decision to discontinue the operations of its VoIP telephony services business was based primarily on the historical losses sustained by the business during the past several years, management’s expectations of continued losses for the foreseeable future and estimates of the amount of capital required to attempt to successfully monetize its business. On April 2, 2007, theglobe agreed to transfer to Michael Egan all of its VoIP intellectual property in consideration for his agreement to provide the Security in connection with the MySpace litigation Settlement Agreement (See Note 6, “Litigation,” for further discussion). The Company had previously written off the value of the VoIP intellectual property as a result of its evaluation of the VoIP telephony services business’ long-lived assets in connection with the preparation of the Company’s 2004 year-end consolidated financial statements. As of September 30, 2007, all significant elements of its VOIP telephony services business shutdown plan have been completed by the Company, except for the resolution of certain vendor disputes and the payment of remaining outstanding vendor payables.

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

The following is a summary of the assets and liabilities of the discontinued operations of the computer games and VoIP telephony services businesses as included in the accompanying condensed consolidated balance sheets:

	September 30,	December 31,
	2007	2006
Assets:
Computer Games
Accounts receivable, net	$7,750	$518,279
Inventory, net	—	37,736
Prepaid and other current assets	501	44,111
Property and equipment, net	—	38,747
	8,251	638,873
VoIP Telephony Services
Accounts receivable, net	—	25,031
Prepaid and other current assets	—	113,815
Property and equipment, net	—	182,561
		321,407

Net assets of discontinued operations	$8,251	$960,280

	September 30,	December 31,
	2007	2006
Liabilities:
Computer Games
Accounts payable	$37,771	$226,497
Accrued expenses	3,999	22,863
Subscriber liability, net	19,017	71,827
	60,787	321,187
VoIP Telephony Services
Accounts payable	1,704,816	2,062,562
Accrued legal settlement	—	2,550,000
Other accrued expenses	246,420	227,123
	1,951,236	4,839,685

Net liabilities of discontinued operations	$2,012,023	$5,160,872

Summarized financial information for the results of operations of discontinued operations was as follows:

Three Months Ended September 30,	2007	2006

Computer Games:
Net revenue	$—	$517,604

Income (loss) from operations, net of tax	$3,009	$(139,975)

VoIP Telephony Services:
Net revenue	$—	$6,579

Income (loss) from operations, net of tax	$248,187	$(912,639)

Nine Months Ended September 30,	2007	2006

Computer Games:
Net revenue	$608,415	$1,344,441

Loss from operations, net of tax	$(143,247)	$(497,827)

VoIP Telephony Services:
Net revenue	$630	$34,385

Loss from operations, net of tax	$(609,569)	$(6,079,136)

The Company has estimated the costs expected to be incurred in shutting down its computer games and VoIP telephony services businesses and has accrued charges as of September 30, 2007, as follows:

Computer Games Division	Contract Termination Costs	Purchase Commitment	Other Costs	Total

Shut-Down costs expected to be incurred	$—	$—	$24,235	$24,235

Included in liabilities:
Charged to discontinued operations	$115,000	$106,000	$22,902	243,902
Payment of costs	—	—	(22,902)	(22,902)
Settlements credited to discontinued operations	(115,000)	(106,000)	—	(221,000)
	$—	$—	$—	$—

VoIP Telephony Services Division	Contract Termination Costs

Shut-Down costs expected to be incurred	$416,466

Included in liabilities:
Charged to discontinued operations Payment of costs	$428,966 (37,667)
Settlements credited to discontinued operations	(12,500)
$378,799

Net current liabilities of discontinued operations at September 30, 2007 include accounts payable and accruals totaling $378,799 related to the estimated shut-down costs summarized above.

(5) STOCK OPTION PLANS

We have several stock option plans under which nonqualified stock options may be granted to officers, directors, other employees, consultants and advisors of the Company. In general, options granted under the Company’s stock option plans expire after a ten-year period and generally vest no later than three years from the date of grant. Incentive options granted to stockholders who own greater than 10% of the total combined voting power of all classes of stock of the Company must be issued at 110% of the fair market value of the stock on the date the options are granted. As of September 30, 2007, there were approximately 5,192,000 shares available for grant under the Company’s stock option plans.

A total of 100,000 stock options were granted during the nine months ended September 30, 2007, with a weighted-average fair value of $0.07. During the nine months ended September 30, 2006, a total of 6,030,000 stock options were issued, including 550,000 stock options which would vest only upon the achievement of certain performance targets. The performance targets were not achieved and the 550,000 stock options were cancelled in the first quarter of 2007. The weighted-average fair value of stock options granted during the first nine months of 2006, excluding the performance stock option grant, was $0.15.

There were no stock option exercises during the nine months ended September 30, 2007. Stock option exercises during the nine months ended September 30, 2006 resulted in cash inflows to the Company of $18,420. The corresponding intrinsic value as of exercise date of the 349,474 stock options exercised during the nine months ended September 30, 2006, was $119,628.

Stock option activity during the nine months ended September 30, 2007 was as follows:

	Total Options	Weighted Average Exercise Price
Outstanding at December 31, 2006	20,142,620	$0.36
Granted	100,000	0.08
Exercised	—	—
Canceled	(2,450,190)	0.16
Outstanding at September 30, 2007	17,792,430	$0.39
Options exercisable at September 30, 2007	16,572,753	$0.41

The weighted-average remaining contractual terms of stock options outstanding and stock options exercisable at September 30, 2007 were 6.6 years and 6.5 years, respectively. The aggregate intrinsic value of both options outstanding and stock options exercisable at September 30, 2007 was approximately $38,400.

Stock compensation cost is recognized on a straight-line basis over the vesting period. Stock compensation expense totaling $136,872 was charged to continuing operations during the nine months ended September 30, 2007, including $5,796 of expense resulting from the vesting of non-employee stock options and approximately $35,468 from the accelerated vesting of stock options issued to terminated employees. During the nine months ended September 30, 2006, stock compensation expense of $457,398 charged to continuing operations included $107,992 of expense related to the vesting of non-employee stock options and $5,619 from the accelerated vesting of stock options issued to terminated employees.

At September 30, 2007, there was approximately $64,000 of unrecognized compensation expense related to unvested stock options which is expected to be recognized over a weighted-average period of 1.7 years.

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

On March 15, 2007, the Company entered into a Settlement Agreement with MySpace whereby it agreed to pay MySpace $2,550,000 on or before April 5, 2007 in exchange for a mutual release of all claims against one another, including any claims against the Company’s directors and officers. As part of the settlement, Michael Egan, the Company’s CEO, who is also an affiliate of the Company, agreed to enter into an agreement with MySpace on or before April 5th pursuant to which he would, among other things, provide a letter of credit, cash or other equivalent security (collectively, “Security”) in form and substance satisfactory to MySpace. Such Security was to expire and be released (and in fact did expire and was released) on the 100th day following the Company’s payment of the foregoing $2,550,000 so long as no bankruptcy petition, assignment for the benefit of creditors or like liquidation, reorganization or insolvency proceeding is instituted or filed related to the Company during such 100-day period.

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

On and after August 3, 2001 six putative shareholder class action lawsuits were filed against the Company, certain of its current and former officers and directors (the “Individual Defendants”), and several investment banks that were the underwriters of the Company's initial public offering and secondary offering. The lawsuits were filed in the United States District Court for the Southern District of New York. A Consolidated Amended Complaint, which is now the operative complaint, was filed in the Southern District of New York on April 19, 2002.

The lawsuits purport to be class actions filed on behalf of purchasers of the stock of the Company during the period from November 12, 1998 through December 6, 2000. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company's initial public offering and its secondary offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the Prospectuses for the Company's initial public offering and its secondary offering were false and misleading and in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. On February 19, 2003, a motion to dismiss all claims against the Company was denied by the Court. On December 5, 2006, the Second Circuit vacated a decision by the district court granting class certification in six of the coordinated cases, which are intended to serve as test, or “focus,” cases. The plaintiffs selected these six cases, which do not include the Company. On April 6, 2007, the Second Circuit denied a petition for rehearing filed by the plaintiffs, but noted that the plaintiffs could ask the district court to certify more narrow classes than those that were rejected.

Prior to the Second Circuit’s December 5, 2006 ruling, the majority of issuers, including the Company, and their insurers had submitted a settlement agreement to the district court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement could not be approved because the defined settlement class, like the litigation class, could not be certified. On June 25, 2007, the district court approved a stipulation filed by the plaintiffs and the issuers terminating the proposed settlement. On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The amended complaints include a number of changes, such as changes to the definition of the purported class of investors, and the elimination of the individual defendants as defendants. On September 27, 2007, the plaintiffs filed a motion for class certification in the six focus cases. If the plaintiffs are successful in obtaining class certification, they are expected to amend the complaint against the Company and the other non-focus case issuers in the same manner that they amended the complaints against the focus case issuers and to seek certification of a class in the Company’s case. Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter. We cannot predict whether we will be able to renegotiate a settlement that complies with the Second Circuit’s mandate. If the Company is found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than the Company’s insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

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

(7) SUBSEQUENT EVENT

In October 2007, the Company entered into a new registry operator agreement (the “New Agreement”) with its existing registry operator (the “Registry Operator”). The New Agreement was effective on October 1, 2007 and has an initial term of three (3) years excluding optional renewal periods. The Registry Operator has provided and continues to provide registry operation services to the Company since the start-up of its “.travel” internet services business in October 2005 under a predecessor Master Services Agreement dated as of October 11, 2005. Under the New Agreement, the Company paid the Registry Operator a start-up fee of $37,500 on November 8, 2007 and is obligated to pay additional fees of $225,000 on November 15, 2007 and $112,500 on October 15, 2008. The additional fees to be paid to the Registry Operator represent pre-payments of registry operator fees related to the Company’s planned purchase of “.travel” domain names. Additionally, the Registry Operator is also entitled to receive a certain percentage of future revenue related to “.travel” domain names purchased under the New Agreement. Further, under the New Agreement the Company committed to ensuring that a pre-determined number of “.travel” websites are launched by no later than September 30, 2008. See Note 2, “Going Concern Considerations and Management’s Plan” and the “Immediate and Critical Need for Capital” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the Company’s ability to pay the additional fees due to the Registry Operator under the New Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology, such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "intend," "potential" or "continue" or the negative of such terms or other comparable terminology, although not all forward-looking statements contain such terms. In addition, these forward-looking statements include, but are not limited to, statements regarding:

•	implementing our business plans;

•	marketing and commercialization of our products and services;

•	plans for future products and services and for enhancements of existing products and services;

•	our ability to implement cost-reduction programs;

•	potential governmental regulation and taxation;

•	the outcome of pending litigation;

•	our intellectual property;

•	our estimates of future revenue and profitability;

•	our estimates or expectations of continued losses;

•	our expectations regarding future expenses, including cost of revenue, sales and marketing, and general and administrative expenses;

•	difficulty or inability to raise additional financing on terms acceptable to us;

•	our estimates regarding our capital requirements and our needs for additional financing;

•	attracting and retaining customers and employees;

•	rapid technological changes in our industry and relevant markets;

•	sources of revenue and anticipated revenue;

•	implementation of our shutdown of certain businesses and our estimate of the associated costs;

•	our ability to sell and/or recover certain business assets;

•	competition in our market; and

•	our ability to continue to operate as a going concern.

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

OVERVIEW

As of September 30, 2007, theglobe.com, inc. (the "Company" or "theglobe") managed a single line of business, Internet services, consisting of Tralliance Corporation (“Tralliance”) which is the registry for the “.travel” top-level Internet domain. We acquired Tralliance on May 9, 2005. Prior to the end of the 2007 first quarter, management and the Board of Directors of the Company made the decision to cease all activities related to its computer games and VoIP telephony services businesses. Results of operations for the computer games and VoIP telephony services businesses have been reported separately as “Discontinued Operations” in the accompanying condensed consolidated statements of operations for all periods presented. The assets and liabilities of the computer games and VoIP telephony services businesses have been included in the captions, “Assets of Discontinued Operations” and “Liabilities of Discontinued Operations” in the accompanying condensed consolidated balance sheets.

BASIS OF PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We received a report from our independent accountants, relating to our December 31, 2006 audited financial statements, containing a paragraph stating that our recurring losses from operations and our accumulated deficit raise substantial doubt about our ability to continue as a going concern. The Company continues to incur substantial consolidated net losses and management believes the Company will continue to be unprofitable and use cash in its operations for the foreseeable future. Based upon our current cash resources and without the infusion of additional capital management does not believe the Company can operate as a going concern beyond the middle of November 2007. See “Immediate and Critical Need for Capital” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details.

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

In launching the “.travel” top-level domain registry, Tralliance adopted a phased approach consisting of three distinct stages. During the third quarter of 2005, Tralliance implemented phase one, which consisted of a pre-authentication of a limited group of potential registrants. During the fourth quarter of 2005, Tralliance implemented phase two, which involved the registration of the limited group of registrants who had been pre-authenticated. It was during this limited registration phase that Tralliance initially began collecting registration fees from its “.travel” registrars. Finally, in January 2006, Tralliance commenced the final phase of its launch, which culminated in live “.travel” registry operations. As of September 30, 2007 the total number of “.travel” domain names registered was approximately 27,800.

On August 15, 2006, the Company introduced its online search engine dedicated to the travel industry, www.search.travel. The search engine was developed by Tralliance to benefit both consumers at large and “.travel” domain name registrants, as the search engine delivers qualified search results from the entire World Wide Web, giving priority to destinations and businesses that are authenticated “.travel” registrants. During August 2006, the Company launched a national television campaign to promote the new search engine and website. The Company has begun marketing the www.search.travel website to potential advertisers interested in targeting the travel consumer and plans to seek additional net revenue through the sale of advertising sponsorships. During 2007, the Company completed a number of website enhancements and, subject to the availability of cash resources, plans to continue to make additional improvements to its www.search.travel website in the future.

DESCRIPTION OF BUSINESS—DISCONTINUED OPERATIONS

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

In March 2007, management and the Board of Directors of the Company made the decision to cease all activities related to its Computer Games businesses, including discontinuing the operations of its magazine publications, games distribution business and related websites. The Company’s decision to shutdown its Computer Games businesses was based primarily on the historical losses sustained by these businesses during the recent past and management’s expectations of continued future losses. As of September 30, 2007, all significant elements of its computer games business shutdown plan have been completed by the Company, except for the collection and payment of remaining outstanding accounts receivables and payables.

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

In March 2007, management and the Board of Directors of the Company decided to discontinue the operating, research and development activities of its VoIP telephony services business and terminate all of the remaining employees of the business. On April 2, 2007, theglobe agreed to transfer to Michael Egan all of its VoIP intellectual property in consideration for his agreement to provide certain Security in connection with the MySpace litigation Settlement Agreement (See Note 6, “Litigation,” in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements for further discussion).   The Company had previously written off the value of the VoIP intellectual property as a result of its evaluation of the VoIP telephony services business’ long-lived assets in connection with the preparation of the Company’s 2004 year-end consolidated financial statements. The Company’s decision to discontinue the operations of its VoIP telephony services business was based primarily on the historical losses sustained by the business during the past several years, management’s expectations of continued losses for the foreseeable future and estimates of the amount of capital required to attempt to successfully monetize its business. As of September 30, 2007, all significant elements of its VOIP telephony services business shutdown plan have been completed by the Company, except for the resolution of certain vendor disputes and the payment of remaining outstanding vendor payables.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO
THE THREE MONTHS ENDED SEPTEMBER 30, 2006

CONTINUING OPERATIONS

NET REVENUE. Net revenue totaled $600 thousand for the three months ended September 30, 2007 as compared to $386 thousand for the three months ended September 30, 2006, an increase of approximately $214 thousand, or 55%, from the prior year period.   Approximately $87 thousand, or 41%, of the total increase in net revenue as compared to the third quarter of 2006 resulted from net revenue attributable to the sale of advertising on our www.search.travel website. The www.search.travel website was introduced in August 2006. Total domain names registered as of the end of the third quarter of 2007 and 2006 approximated 27.8 thousand and 20.9 thousand, respectively.

COST OF REVENUE. Cost of revenue totaled $184 thousand for the three months ended September 30, 2007, an increase of $66 thousand, or 56%, from the $118 thousand reported for the three months ended September 30, 2006. Cost of revenue consists primarily of fees paid to third party service providers which furnish outsourced services, including verification of registration eligibility, maintenance of the “.travel” directory of consumer-oriented registrant travel data, as well as other services. Fees for some of these services vary based on transaction levels or transaction types. Fees for outsourced services are generally deferred and amortized to cost of revenue over the term of the related domain name registration. The increase in cost of revenue was due primarily to higher registration eligibility verification costs expensed during the current quarter as compared to the third quarter of 2006. Cost of revenue as a percent of net revenue was approximately 31% for both the third quarter of 2007 and 2006.

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and related expenses of sales and marketing personnel, commissions, consulting, advertising and marketing costs, public relations expenses and promotional activities. Sales and marketing expenses totaled $439 thousand for the three months ended September 30, 2007 versus $884 thousand for the same period in 2006, a decrease of $445 thousand or 50%. In August of 2006 Tralliance introduced its travel related search engine, search .travel, with television and internet advertising campaigns expenses of approximately $311 thousand recognized during the third quarter of 2006, compared to advertising costs of $46 thousand during the same period of 2007. Also in the third quarter of 2006 Tralliance recognized expenses totaling $125 thousand in connection with promoting our registry operations and search engine in China.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and other personnel costs related to management, finance and accounting functions, facilities, outside legal and professional fees, information-technology consulting, directors and officers insurance, and general corporate overhead costs. General and administrative expenses totaled $699 thousand in the third quarter of 2007 as compared to approximately $1.1 million for the same quarter of the prior year, a decrease of $404 thousand, or 37%. Stock compensation expense decreased approximately $160 thousand, executive officer personnel costs decreased approximately $142 thousand, and travel and entertainment expense decreased by approximately $77 thousand in 2007 in comparison to the third quarter of 2006.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense totaled $61 thousand for the three months ended September 30, 2007 as compared to $58 thousand for the three months ended September 30, 2006, or an increase of $3 thousand.

OTHER INCOME (EXPENSE), NET.  During the third quarter of 2007, $750 thousand of non-cash interest expense was recorded related to the beneficial conversion features of the $750 thousand in convertible promissory notes acquired by an entity controlled by our Chairman and Chief Executive Officer.  See “Capital Transactions” and Note 3, “Debt,” of the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion.  Additional net interest expense of $111 thousand was reported for the third quarter of 2007 compared to total net interest income of $2 thousand reported for the same quarter of the prior year. As a result of the Company’s net losses incurred during the second half of 2006 and the nine months ended September 30, 2007, the Company had a lower level of funds available for investment and generated less interest income during the third quarter of 2007 as compared to the same quarter of the prior year.

INCOME TAXES. No tax benefit was recorded for the losses incurred during the third quarter of 2007 or the third quarter of 2006 as we recorded a 100% valuation allowance against our otherwise recognizable deferred tax assets due to the uncertainty surrounding the timing or ultimate realization of the benefits of our net operating loss carryforwards in future periods. As of December 31, 2006, we had net operating loss carryforwards which may be potentially available for U.S. tax purposes of approximately $162 million. These carryforwards expire through 2026. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Due to various significant changes in our ownership interests, as defined in the Internal Revenue Code of 1986, as amended, we have substantially limited the availability of our net operating loss carryforwards. There can be no assurance that we will be able to utilize any net operating loss carryforwards in the future.

DISCONTINUED OPERATIONS

Discontinued operations generated net income of approximately $251 thousand for the third quarter of 2007 as compared to a net loss of $1.1 million during the third quarter of 2006 and is summarized as follows:

	Computer Games	VoIP Telephony Services	Total
Three months ended September 30, 2007:
Net revenue	$—	$—	$—
Operating (expenses) credit	(2,288)	231,385	229,097
Other income, net	5,297	16,802	22,099
	$3,009	$248,187	$251,196

	Computer Games	VoIP Telephony Services	Total
Three months ended September 30, 2006:
Net revenue	$517,604	$6,579	$524,183
Operating (expenses)	(657,579)	(918,819)	(1,576,398)
Other income (expense), net	—	(399)	(399)
	$(139,975)	$(912,639)	$(1,052,614)

The operations of both the computer games division and the VOIP telephony services division were shutdown effective March 2007 which contributed to the overall decline in both net revenue and operating expenses in the third quarter of 2007 as compared to the same quarter of the prior year.  The net credit in operating expenses reported by the VOIP telephony services division for the third quarter of 2007 resulted principally from the favorable settlement of a disputed vendor contract during the quarter.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO
THE NINE MONTHS ENDED SEPTEMBER 30, 2006

CONTINUING OPERATIONS

NET REVENUE. Net revenue totaled $1.7 million for the nine months ended September 30, 2007 as compared to $1.1 million for the nine months ended September 30, 2006, an increase of approximately $615 thousand, or 58%, from the prior year period.  Approximately $250 thousand, or 41%, of the total increase in net revenue as compared to nine months ended September 30, 2006 resulted from net revenue attributable to the sale of advertising on our www.search.travel website. The www.search.travel website was introduced in August 2006.  Total domain names registered as of the end of the third quarter of 2007 and 2006 approximated 27.8 thousand and 20.9 thousand, respectively. During 2007, stock compensation expense decreased $321 thousand, and legal accounting and professional fees decreased $246 thousand, in comparison with 2006.

COST OF REVENUE. Cost of revenue totaled $377 thousand for the nine months ended September 30, 2007, an increase of $3 thousand, or 1%, from the $374 thousand reported for the nine months ended September 30, 2006.   Cost of revenue as a percent of net revenue was approximately 22% for the nine months ended September 30, 2007 as compared to 35% for the same period of 2006. The decline in cost of revenue as a percent of net revenue was due primarily to Tralliance performing more verifications of registration eligibility in-house during 2007 compared to 2006 and the lower fee rate payable to verify a domain name subsequent to its initial year of registration.

SALES AND MARKETING. Sales and marketing expenses totaled $1.7 million for the nine months ended September 30, 2007 versus $1.8 million for the same period in 2006. Beginning in the third quarter of 2006, Tralliance engaged several outside parties to promote our registry operations and the www.search.travel website internationally, which resulted in an increase in sales and marketing personnel costs of approximately $272 thousand as compared to the nine months ended September 30, 2006. Offsetting these increases in comparison to the nine months ended September 30, 2006 were decreases of approximately $366 thousand in costs associated with advertising, promotion, and public relations.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled approximately $3.2 million in the first nine months of 2007 as compared to $3.4 million for the same period of the prior year, a decrease of $243 thousand, or approximately 7%. During 2007, stock compensation expenses decreased $321 thousand, and legal, accounting and professional fees decreased $246 thousand, in comparison with 2006.  Personnel costs in 2007 increased $351 thousand in comparison to 2006 as throughout 2006 and into 2007 we hired additional staff to accommodate the increase in authentication and registration activity experienced by Tralliance and additionally during 2006 reassigned certain employees of the VOIP telephony services division to Tralliance.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense totaled $183 thousand for the nine months ended September 30, 2007 as compared to $203 thousand for the nine months ended September 30, 2006, or a decline of $20 thousand.

OTHER INCOME (EXPENSE), NET.  As mentioned in the discussion of the three months ended September 30, 2007 compared to the three months ended September 30, 2006, during the the first nine months of 2007, $1.25 million of non-cash interest expense was recorded related to the beneficial conversion features of the $1.25 million in convertible promissory notes acquired by an entity controlled by our Chairman and Chief Executive Officer.  See “Capital Transactions” and Note 3, “Debt,” of the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion.  Additional net interest expense of $226 thousand was reported for the nine months ended September 30, 2007 compared to total net interest income of $128 thousand reported for the same period of the prior year. As a result of the Company’s net losses incurred during 2006 and the first nine months of 2007, the Company had a lower level of funds available for investment and generated less interest income during the 2007 period as compared to the same period of the prior year.

INCOME TAXES. No tax benefit was recorded for the losses incurred during the first nine months of 2007 or the same period of 2006 as we recorded a 100% valuation allowance against our otherwise recognizable deferred tax assets due to the uncertainty surrounding the timing or ultimate realization of the benefits of our net operating loss carryforwards in future periods. As of December 31, 2006, we had net operating loss carryforwards which may be potentially available for U.S. tax purposes of approximately $162 million. These carryforwards expire through 2026. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Due to various significant changes in our ownership interests, as defined in the Internal Revenue Code of 1986, as amended, we have substantially limited the availability of our net operating loss carryforwards. There can be no assurance that we will be able to utilize any net operating loss carryforwards in the future.

DISCONTINUED OPERATIONS

The loss from discontinued operations, net of income taxes totaled approximately $753 thousand in the first nine months of 2007 as compared to a net loss of $6.6 million during the first nine months of 2006 and is summarized as follows:

	Computer Games	VoIP Telephony Services	Total
Nine months ended September 30, 2007:
Net revenue	$608,415	$630	$609,045
Operating (expenses)	(786,218)	(702,634)	(1,488,852)
Other income, net	34,556	92,435	126,991
	$(143,247)	$(609,569)	$(752,816)

	Computer Games	VoIP Telephony Services	Total
Nine months ended September 30, 2006:
Net revenue	$1,344,441	$34,385	$1,378,826
Operating (expenses)	(1,972,268)	(5,980,086)	(7,952,354)
Other income (expense), net	130,000	(133,435)	(3,435)
	$(497,827)	$(6,079,136)	$(6,576,963)

Net revenue and operating expenses of the computer games division declined as compared to the first nine months of 2006 primarily due to the shutdown of the business’ operations effective March 2007.  Operating expenses of the VoIP telephony services division for the first nine months of 2007 declined in comparison to the same period of the prior year principally as a result of the shutdown of the business in March 2007, as well as the cost reduction efforts implemented by the Company during 2006.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ITEMS

As of September 30, 2007, we had approximately $412 thousand in cash and cash equivalents as compared to $5.3 million as of December 31, 2006. Net cash flows used in operating activities of continuing operations totaled $3.2 million and $5.2 million for the nine months ended September 30, 2007 and 2006, respectively, or a decrease of approximately $2.0 million. The impact of the payment of $806 thousand in income tax liabilities during the first nine months of 2006, coupled with a favorable accounts payables balance change during the first nine months of 2007 as compared to the same period of the prior year, were the primary factors contributing to the lower level of cash used in operating activities of continuing operations.

A total of $3.1 million in net cash flows were used in the operating activities of discontinued operations during the first nine months of 2007 as compared to a use of approximately $5.4 million of cash in operating activities of discontinued operations during the same period of the prior year. The lower level of cash used by operating activities of our discontinued businesses was primarily the result of the decrease of approximately $5.8 million in net losses of the businesses as compared to the first nine months of 2006.  Partially offsetting the impact of the lower losses as compared to the 2006 period was the $2.6 million settlement payment made in connection with the MySpace litigation during March 2007.

Net cash flows of $26 thousand were used for capital expenditures by continuing operations during the first nine months of 2007.  Net cash flows of $729 thousand were provided by investing activities of continuing operations during the first nine months of 2006. As a result of the October 2005 sale of our SendTec, Inc. marketing services business, we were required to place $1.0 million of cash in an escrow account to secure our indemnification obligations. On March 31, 2006, pursuant to the related escrow agreement, $750 thousand of the escrow funds were released to the Company.

Discontinued operations provided $108 thousand in net cash flows during the first nine months of 2007 as a result of the sale of property and equipment.  During the first nine months of 2006, net cash flows of $138 thousand from the sale of property and equipment and $130 thousand from the sale of our Now Playing magazine were provided by discontinued operations.

We received $1.25 million in proceeds from the issuance of convertible notes during the first nine months of 2007.  See Note 3, “Debt,” of the Notes to Unaudited Condensed Consolidated Financial Statements for further information.

CAPITAL TRANSACTIONS

On May 29, 2007, Dancing Bear Investments, Inc. (the “Noteholder”), an entity which is controlled by the Company’s Chairman and Chief Executive Officer, entered into a Note Purchase Agreement (the “Agreement”) with the Company pursuant to which it acquired a convertible promissory note (the “2007 Convertible Note”) in the principal amount of $250,000. Under the terms of the Agreement, the Noteholder was granted the optional right, for a period of 180 days from the date of the Agreement, to purchase additional 2007 Convertible Notes such that the aggregate principal amount issued under the Agreement could total $3,000,000 (the “Option”).  On June 25, 2007, July 19, 2007 and September 6, 2007, the Noteholder acquired additional 2007 Convertible Notes in the principal amounts of $250,000, $500,000 and $250,000 respectively.  At September 30, 2007 the aggregate outstanding principal amount of 2007 Convertible Notes totaled $1,250,000.

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

IMMEDIATE AND CRITICAL NEED FOR CAPITAL

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

As of September 30, 2007, the Company had a net working capital deficit of approximately $9.4 million, inclusive of a cash and cash equivalents balance of approximately $412 thousand. Such working capital deficit included an aggregate of $4.65 million in secured convertible demand notes and accrued interest of approximately $838 thousand due to entities controlled by Michael Egan, the Company’s Chairman and Chief Executive Officer. (See Note 3, “Debt,” for further details).

Notwithstanding previous cost reduction actions taken by the Company and its recent decision to shutdown its unprofitable computer games and VoIP telephony services businesses in March 2007 (see Note 4, “Discontinued Operations” in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements), the Company continues to incur substantial consolidated operating losses, although reduced in comparison with prior periods, and management believes that the Company will continue to be unprofitable in the foreseeable future. Based upon the Company’s current financial condition, as discussed above, and without the infusion of additional capital, management does not believe that the Company will be able to fund its operations, including making the $225 thousand payment to its Registry Operator.which is contractually due on November 15, 2007 (See Note 7. “Subsequent Event” in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements for further discussion), beyond the middle of November 2007.

It is our preference to avoid filing for protection under the U.S. Bankruptcy Code. However, in order to continue operating as a going concern for any length of time beyond November 2007, we believe that we must quickly raise capital. Although there is no commitment to do so, any such funds would most likely come from Dancing Bear Investments, Inc., an entity controlled by Michael Egan, the Company’s Chairman and Chief Executive Officer, under a Note Purchase Agreement entered into on May 29, 2007 or otherwise from Michael Egan or affiliates of Mr. Egan or the Company, as the Company currently has no access to credit facilities with traditional third parties and has historically relied on borrowings from related parties to meet short-term liquidity needs. Any such capital raised would not be registered under the Securities Act of 1933 and would not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Although, until November 25, 2007, Dancing Bear Investments, Inc. still has the right to purchase an additional $1.75 million under the Note Purchase Agreement, there can be no assurance that Dancing Bear Investments, Inc. will elect to purchase additional 2007 Convertible Notes. Further, the conversion of any of the convertible debt securities outstanding as of the current date, or issued in the future, will likely result in very substantial dilution of the number of outstanding shares of the Company’s Common Stock.

In addition to our immediate need to raise capital, we believe that our long-term financial viability will be determined mainly by our ability to successfully execute our current and future business plans, including (i) achieving net growth in the number of “.travel” domain name registrations; (ii) improving and monetizing our www.search.travel website; (iii) further reducing our operating expenses; and (iv) successfully settling disputed and other outstanding liabilities related to our discontinued operations. The amount of capital required to be raised by the Company will be dependent upon the Company’s performance in executing its current and future business plans, as measured principally by the time period needed to begin generating positive internal cash flow. There can be no assurance that the Company will be successful in raising a sufficient amount of capital (including selling any additional 2007 Convertible Notes) or in executing its business plans. Further, even if we raise capital and are successful in achieving each of the aforementioned objectives, if demand for repayment of any or all of the $4.65 million in outstanding secured debt or related accrued interest is made, there is no assurance that we will not, and it is likely that we will, be required to file for bankruptcy protection at that time.

Tralliance, the Company’s Internet services business, began collecting fees related to its “.travel” registry business in October 2005. In August 2006, we introduced our online search engine dedicated to the travel industry, www.search.travel, and launched a national television campaign to promote the new search engine and website. During the third quarter of 2006, we also expanded Tralliance’s domestic and international sales and marketing infrastructure, principally by entering into a number of arrangements with third party consultants and travel-related organizations. At this time, our primary objective is to quickly and substantially increase Tralliance’s revenue levels. In this regard, we are focused on accelerating the rate of new “.travel” domain name registrations, both in the U.S. and in international markets, in order to generate current revenue and to also provide a base for future registration renewal revenue. Additionally, we are focused on generating sponsorship and search advertising revenue streams from our newly established www.search.travel search engine and website. We are currently working on developing certain new marketing programs (including programs related to our October 2007 agreement with our Registry Operator as discussed in Note 7. “Subsequent Event” of our accompanying financial statements) to accelerate “.travel” domain name registration revenue growth and plan to make certain improvements to our www.search.travel website, however, the implementation of these marketing programs and website improvements are dependent upon the availability of sufficient cash resources. In addition to the factors set forth in the preceding paragraph, management presently believes that its success in quickly and substantially increasing Tralliance’s revenue levels will be a critical factor in the Company’s ability to continue as a going concern.

In March 2007 management and the Board of Directors of the Company made the decision to cease all activities related to its Computer Games businesses, including discontinuing the operations of its magazine publications, e-commerce games distribution business and related websites. The Company’s decision to shutdown its Computer Games businesses was based primarily on the historical losses sustained by these businesses during the recent past and management’s expectations of continued future losses. As of September 30, 2007, all significant elements of its computer games business shutdown plan have been completed by the Company, except for the collection and payment of remaining outstanding accounts receivables and payables.

In addition, in March 2007, management and the Board of Directors of the Company decided to discontinue the operating, research and development activities of its VoIP telephony services business and terminate all of the remaining employees of the business. The Company’s decision to discontinue the operations of its VoIP telephony services business was based primarily on the historical losses sustained by the business during the past several years, management’s expectations of continued losses for the foreseeable future and estimates of the amount of capital required to attempt to successfully monetize its business. As of September 30, 2007, all significant elements of its VOIP telephony services business shutdown plan have been completed except for the resolution of certain vendor disputes and the payment of remaining outstanding vendor payables.

We have estimated the total amount of costs expected to be incurred in shutting down our computer games and VoIP telephony services businesses. The amount of these shutdown costs, related principally to the termination of VOIP telephony service contracts, are not yet certain. However, at the present time, we believe that total cash expenditures for shutdown costs will approximate $24 thousand for our computer games business and will not exceed $416 thousand for our VoIP telephony services business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Interest rate risk refers to fluctuations in the value of a security resulting from changes in the general level of interest rates. Investments that we classify as cash and cash equivalents have original maturities of three months or less and therefore, are not affected in any material respect by changes in market interest rates. At September 30, 2007, debt outstanding was composed of $4.65 million of fixed rate instruments due on demand with an aggregate average interest rate of 10.00%.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, and have determined there to be no reportable changes.

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

As of September 30, 2007, the Company had a net working capital deficit of approximately $9.4 million, inclusive of a cash and cash equivalents balance of approximately $412 thousand. Such working capital deficit included an aggregate of $4.65 million in secured convertible demand notes and accrued interest of approximately $838 thousand due to entities controlled by Michael Egan, the Company’s Chairman and Chief Executive Officer.
(See Note 3, “Debt,” in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements for further details).

Notwithstanding previous cost reduction actions taken by the Company and its recent decision to shutdown its unprofitable computer games and VoIP telephony services businesses in March 2007 (see Note 4, “Discontinued Operations” of the Notes to Unaudited Condensed Consolidated Financial Statements), the Company continues to incur substantial consolidated operating losses, although reduced in comparison with prior periods, and management believes that the Company will continue to be unprofitable in the foreseeable future. Based upon the Company’s current financial condition, as discussed above, and without the infusion of additional capital, management does not believe that the Company will be able to fund its operations, including making the $225 thousand payment to our Registry Operator which is contractually due on November 15, 2007 (See Note 7. “Subsequent Event” in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements for further discussion), beyond the middle of November 2007.

It is our preference to avoid filing for protection under the U.S. Bankruptcy Code. However, in order to continue operating as a going concern for any length of time beyond November 2007, we believe that we must quickly raise capital. Although there is no commitment to do so, any such funds would most likely come from Dancing Bear Investments, Inc., an entity controlled by Michael Egan, the Company’s Chairman and Chief Executive Officer, under a Note Purchase Agreement entered into on May 29, 2007 or otherwise from Michael Egan or affiliates of Mr. Egan or the Company, as the Company currently has no access to credit facilities with traditional third parties and has historically relied on borrowings from related parties to meet short-term liquidity needs. Any such capital raised would not be registered under the Securities Act of 1933 and would not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. Although, until November 25, 2007, Dancing Bear Investments, Inc. still has the right to purchase an additional $1.75 million under the Note Purchase Agreement, there can be no assurance that Dancing Bear Investments, Inc. will elect to purchase additional 2007 Convertible Notes. Further, the conversion of any of the convertible debt securities outstanding as of the current date, or issued in the future, will likely result in very substantial dilution of the number of outstanding shares of the Company’s Common Stock.

In addition to our immediate need to raise capital, we believe that our long-term financial viability will be determined mainly by our ability to successfully execute our current and future business plans, including (i) achieving net growth in the number of “.travel” domain name registrations; (ii) improving and monetizing our www.search.travel website; (iii) further reducing our operating expenses; and (iv) successfully settling disputed and other outstanding liabilities related to our discontinued operations. The amount of capital required to be raised by the Company will be dependent upon the Company’s performance in executing its current and future business plans, as measured principally by the time period needed to begin generating positive internal cash flow. There can be no assurance that the Company will be successful in raising a sufficient amount of capital (including selling any additional 2007 Convertible Notes) or in executing its business plans. Further, even if we raise capital and are successful in achieving each of the aforementioned objectives, if demand for repayment of any or all of the approximately $4.65 million in outstanding secured debt as of the current date or related accrued interest is made, there is no assurance that we will not, and it is likely that we will, be required to file for bankruptcy protection at that time.

WE HAVE A HISTORY OF OPERATING LOSSES AND EXPECT TO CONTINUE TO INCUR LOSSES.

Since our inception, we have incurred net losses each year and we expect that we will continue to incur net losses for the foreseeable future. We had losses from continuing operations, net of applicable income tax benefits, of approximately $5.9 million for the first nine months of 2007 and $17.0 million, $13.3 million and $24.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. The principal causes of our losses are likely to continue to be:

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

WE MAY NOT BE ABLE TO IMPLEMENT SECTION 404 OF THE SARBANES-OXLEY ACT ON A TIMELY BASIS.

The Securities and Exchange Commission (the “SEC”), as directed by Section 404 of The Sarbanes-Oxley Act, adopted rules generally requiring each public company to include a report of management on the company's internal controls over financial reporting in its annual report on Form 10-K that contains an assessment by management of the effectiveness of the company's internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-K for the fiscal year ending December 31, 2007. In addition, at December 31, 2008 the company's independent registered public accounting firm must attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting.

We have not yet developed a Section 404 implementation plan. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement.

We may need to hire and/or engage additional personnel and incur incremental costs in order to complete the work required by Section 404. There can be no assurance that we will be able to complete a Section 404 plan on a timely basis. The Company's liquidity position will also impact our ability to adequately fund our Section 404 efforts.

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

OUR INTERNET SERVICES BUSINESS IS DEPENDENT ON THE TRAVEL INDUSTRY. OUR BUSINESS MAY BE AFFECTED BY EVENTS WHICH AFFECT THE TRAVEL INDUSTRY IN GENERAL.

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

RISKS RELATING TO OUR RECENTLY DISCONTINUED OPERATIONS

WE MAY INCUR EXCESSIVE SHUTDOWN COSTS.

In connection with our recent decision to discontinue the operations of our computer games and VoIP telephony services businesses, we have evaluated the amount of costs expected to be incurred in shutting down these businesses. The amount of these shutdown costs, principally related to vendor contract termination costs, are not yet certain, however, at the present time, we believe that total shutdown costs for both businesses combined will range from between $24 thousand to $440 thousand. Although we will attempt to negotiate vendor settlements near the lower end of this range, there can be no assurance that we will be successful. Additionally, liabilities presently unknown to us could be identified in the future. Either or both of these adverse outcomes could negatively impact the Company’s already weakened liquidity and financial condition.

RISKS RELATING TO OUR COMMON STOCK

THE VOLUME OF SHARES AVAILABLE FOR FUTURE SALE IN THE OPEN MARKET COULD DRIVE DOWN THE PRICE OF OUR STOCK OR KEEP OUR STOCK PRICE FROM IMPROVING, EVEN IF OUR FINANCIAL PERFORMANCE IMPROVES.

As of November 9, 2007, we had issued and outstanding approximately 172.5 million shares, of which approximately 88.5 million shares were freely tradable over the public markets. There is limited trading volume in our shares and we are now traded only in the over-the-counter market. Most of our outstanding restricted shares of Common Stock were issued more than one year ago and are therefore eligible to be resold over the public markets pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended.

Sales of significant amounts of Common Stock in the public market in the future, the perception that sales will occur or the registration of additional shares pursuant to existing contractual obligations could materially and adversely drive down the price of our stock. In addition, such factors could adversely affect the ability of the market price of the Common Stock to increase even if our business prospects were to improve. Substantially all of our stockholders holding restricted securities, including shares issuable upon the exercise of warrants or the conversion of convertible notes to acquire our Common Stock (which are convertible into 193 million shares as of the date of this filing), have registration rights under various conditions and are or will become available for resale in the future. In addition, the holder of the 2007 Convertible Notes has the option to acquire an additional $1.75 million of such Notes, which would be convertible into an additional 175 million shares, for which the holder has been granted registration rights.

In addition, as of September 30, 2007, there were outstanding options to purchase approximately 17.8 million shares of our Common Stock, which become eligible for sale in the public market from time to time depending on vesting and the expiration of lock-up agreements. The shares issuable upon exercise of these options are registered under the Securities Act and accordingly, subject to certain volume restrictions as to shares issuable to executive officers, will be freely tradable.

Also as of November 9, 2007, we had issued and outstanding warrants to acquire approximately 16.9 million shares of our Common Stock.   Many of the outstanding instruments representing the warrants contain anti-dilution provisions pursuant to which the exercise prices and number of shares issuable upon exercise may be adjusted.

OUR CHAIRMAN MAY CONTROL US.

Michael S. Egan, our Chairman and Chief Executive Officer, beneficially owns or controls, directly or indirectly, approximately 369 million shares of our Common Stock as of November 9, 2007, which in the aggregate represents approximately 78% of the outstanding shares of our Common Stock (treating as outstanding for this purpose the shares of Common Stock issuable upon exercise and/or conversion of the options, convertible promissory notes (including the 2007 Convertible Notes) and warrants owned by Mr. Egan or his affiliates). Accordingly, Mr. Egan will be able to exercise significant influence over, if not control, any stockholder vote.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)  Unregistered Sales of Equity Securities.

During the quarter ended September 30, 2007, the registrant reported two separate sales of unregistered secured demand convertible promissory notes (the “2007 Convertible Notes”) pursuant to a Note Purchase Agreement dated May 29, 2007. The registrant reported the sale of a 2007 Convertible Note in the principal amount of $500,000 on July 19, 2007 in its Report on Form 10-Q for the quarterly period ended June 30, 2007. (See Note 3, “Debt,” and Note 7, “Subsequent Event” in the Notes to Unaudited Condensed Consolidated Financial Statements of such report). The registrant also reported the sale of a 2007 Convertible Note in the principal amount of $250,000 on Form 8-K dated September 6, 2007.

(b)  Use of Proceeds From Sales of Registered Securities.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

(a) In October 2007, the registrant entered into a Master Co-Marketing Agreement with NeuStar, Inc. which is effective October 1, 2007. The Co-Marketing Agreement is discussed elsewhere in this 10-Q and is filed as an exhibit. Since October 2005, NeuStar has provided certain technical back-end operator services for the registrant’s “.travel” domain name registry business pursuant to a Master Services Agreement. To the extent that the Master Co-Marketing Agreement is not considered of the type that ordinarily accompanies the kind of business conducted by the registrant, then it should have been previously reported on a Form 8-K.

ITEM 6. EXHIBITS

4.1	Security Agreement dated May 29, 2007 by theglobe.com, inc. and Dancing Bear Investments, Inc. (1)

4.2	Unconditional Guaranty Agreement dated May 29, 2007. (1)

4.3	$250,000 Secured Demand Convertible Promissory Note dated May 29, 2007 (1)

4.4	$250,000 Secured Demand Convertible Promissory Note dated June 25, 2007 (2)

4.5	$500,000 Secured Demand Convertible Promissory Note dated July 19, 2007 (3)

4.6	$250,000 Secured Demand Convertible Promissory Note dated September 6, 2007 (4)

10.1	Note Purchase Agreement dated May 29, 2007 between theglobe.com, inc. and Dancing Bear Investments, Inc. (1)

10.2	Amendment to Employment Agreement dated October 1, 2007 between theglobe.com and Michael S. Egan

10.3	Amendment to Employment Agreement dated October 1, 2007 between theglobe.com and Edward A. Cepedes

10.4	Master Co-Marketing Agreement dated October 1, 2007 between NeuStar, Inc. and Tralliance Corporation (5)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
______________
(1) Incorporated by reference from our Form SC 13D/A-3 filed on May 30, 2007.
(2) Incorporated by reference from our Form 8-K filed on June 26, 2007
(3) Incorporated by reference from our Form 10-Q for the quarterly period ended June 30, 2007
(4) Incorporated by reference from our Form 8-K filed on September 7, 2007
(5) Portions of this Agreement have been omitted as indicated by asterisks or other markings pursuant to a request for confidential treatment filed by the registrant with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

theglobe.com, inc.

Dated : November 9, 2007	By:	/s/ Michael S. Egan
Michael S. Egan Chief Executive Officer (Principal Executive Officer)

By:	/s/ Edward A. Cespedes
Edward A. Cespedes President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

4.1	Security Agreement dated May 29, 2007 by theglobe.com, inc. and Dancing Bear Investments, Inc. (1)

4.2	Unconditional Guaranty Agreement dated May 29, 2007. (1)

4.3	$250,000 Secured Demand Convertible Promissory Note dated May 29, 2007 (1)

4.4	$250,000 Secured Demand Convertible Promissory Note dated June 25, 2007 (2)

4.5	$500,000 Secured Demand Convertible Promissory Note dated July 19, 2007 (3)

4.6	$250,000 Secured Demand Convertible Promissory Note dated September 6, 2007 (4)

10.1	Note Purchase Agreement dated May 29, 2007 between theglobe.com, inc. and Dancing Bear Investments, Inc. (1)

10.2	Amendment to Employment Agreement dated October 1, 2007 between theglobe.com and Michael S. Egan

10.3	Amendment to Employment Agreement dated October 1, 2007 between theglobe.com and Edward A. Cepedes

10.4	Master Co-Marketing Agreement dated October 1, 2007 between NeuStar, Inc. and Tralliance Corporation

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
______________
(1) Incorporated by reference from our Form SC 13D/A-3 filed on May 30, 2007.
(2) Incorporated by reference from our Form 8-K filed on June 26, 2007
(3) Incorporated by reference from our Form 10-Q for the quarterly period ended June 30, 2007
(4) Incorporated by reference from our Form 8-K filed on September 7, 2007