Form 10-Q/A
period 2007-09-30
THEGLOBE COM INC
filed 2007-11-14
CIK 1066684

     UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment 1

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

EXPLANTORY NOTE

This Quarterly Report on Form 10-Q/A constitutes Amendment No. 1 (the “Amendment”) to theglobe.com, inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, which was originally filed with the Securities and Exchange Commission (“SEC”) on November 9, 2007. This Amendment is being filed solely to submit the exhibits listed below which were inadvertently omitted from the original Quarterly Report. Consistent with applicable SEC guidance, this Amendment includes the entire Quarterly Report for the quarter ended September 30, 2007.

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