Form 10-K
period 2007-12-31
THEGLOBE COM INC
filed 2008-03-27
CIK 1066684

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ___________

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
☐ Yes  ☒ No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes  ☒ No

Aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of the close of business as of the last business day of the registrant’s most recently completed second fiscal quarter, June 29, 2007: $4,227,395*.

*Includes voting stock held by third parties, which may be deemed to be beneficially owned by affiliates, but for which such affiliates have disclaimed beneficial ownership.

The number of shares outstanding of the Registrant's Common Stock, $.001 par value (the "Common Stock") as of March 5, 2008 was 172,484,838.

theglobe.com, inc.

FORM 10-K

i

FORWARD LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology, such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "intend," "potential" or "continue" or the negative of such terms or other comparable terminology, although not all forward-looking statements contain such terms. In addition, these forward-looking statements include, but are not limited to, statements regarding:

•	executing our business plans;

•	our ability to increase revenue levels;

•	our ability to control and reduce operating expenses;

•	potential governmental regulation and taxation;

•	the outcome of pending litigation;

•	our ability to successfully resolve disputed liabilities;

•	our estimates or expectations of continued losses;

•	our expectations regarding future revenue and expenses;

•	attracting and retaining customers and employees;

•	our ability to sell our Tralliance business;

•	our ability to raise sufficient capital; and

•	our ability to continue to operate as a going concern.

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

PART I
ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

As of December 31, 2007, theglobe.com, inc. (the “Company” or “theglobe”) managed a single line of business, Internet services, consisting of Tralliance Corporation (“Tralliance”) which is the registry for the “.travel” top-level Internet domain. We acquired Tralliance on May 9, 2005. See Note 16, “Subsequent Events” of the Notes to Consolidated Financial Statements regarding a proposed transaction whereby the Company would sell its Tralliance business and issue approximately 269 million shares of its common stock to a company controlled by Michael S. Egan, the Company’s Chairman and Chief Executive Officer.

In March 2007, management made the decision to shutdown the operations of both its computer games and VoIP telephony services lines of business and to focus 100% of its resources and efforts to further develop its Internet services business. Results of operations for the computer games and VoIP telephony services businesses have been reported separately as “Discontinued Operations” in the accompanying consolidated statements of operations for all periods presented. The assets and liabilities of the computer games and VoIP telephony services businesses have been included in “Assets of Discontinued Operations” and “Liabilities of Discontinued Operations” in the accompanying consolidated balance sheets for all periods presented.

On October 31, 2005, the Company completed the sale of all of the business and substantially all of the net assets of SendTec, Inc. (“SendTec”), its direct response marketing services and technology business, for approximately $39,850,000 in cash. Results of operations for SendTec have been reported separately as “Discontinued Operations” in the accompanying consolidated statement of operations for the year ended December 31, 2005.

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

On May 28, 2003, the Company acquired Direct Partner Telecom, Inc. ("DPT"), a company engaged in VoIP telephony services in exchange for 1,375,000 shares of the Company’s Common Stock and the issuance of warrants to acquire 500,000 shares of the Company’s Common Stock. DPT was a specialized international communications carrier providing VoIP communications services to lesser developed countries. The DPT network had provided "next generation" packet-based telephony and value added data services to carriers and businesses in the United States and internationally. The Company acquired all of the physical assets and intellectual property of DPT and originally planned to continue to operate the company as a subsidiary and engage in the provision of VoIP services to other telephony businesses on a wholesale transactional basis. In the first quarter of 2004, the Company decided to suspend DPT’s wholesale business and dedicate the DPT physical and intellectual assets to its retail VoIP business. As a result, the Company wrote-off the goodwill associated with the purchase of DPT as of December 31, 2003, and employed DPT’s physical assets in the build out of its VoIP network.

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

On August 10, 2005, the Company entered into an Asset Purchase Agreement with RelationServe Media, Inc. ("RelationServe") whereby the Company agreed to sell all of the business and substantially all of the net assets of the SendTec marketing services subsidiary to RelationServe for $37,500,000 in cash, subject to certain net working capital adjustments. On August 23, 2005, the Company entered into Amendment No. 1 to the Asset Purchase Agreement with RelationServe (the “1st Amendment” and together with the original Asset Purchase Agreement, the “Purchase Agreement”). On October 31, 2005, the Company completed the asset sale. Including preliminary adjustments to the purchase price related to estimated excess working capital of SendTec as of the date of sale, the Company received an aggregate of approximately $39,850,000 in cash pursuant to the Purchase Agreement.

Additionally, as contemplated by the Purchase Agreement, immediately following the asset sale, the Company completed the redemption of approximately 28,879,000 million shares of theglobe’s Common Stock owned by six members of the former management of SendTec for approximately $11,604,000 in cash pursuant to a Redemption Agreement dated August 23, 2005. Pursuant to a separate Termination Agreement, the Company also terminated and canceled approximately 1,276,000 stock options and the contingent interest in approximately 2,063,000 earn-out warrants held by the six members of the former management in exchange for approximately $400,000 in cash. The Company also terminated stock options of certain other non-management employees of SendTec and entered into bonus arrangements with a number of other non-management SendTec employees for amounts totaling approximately $600,000.

In March 2007, management and the Board of Directors of the Company made the decision to cease all activities related to its computer games businesses, including discontinuing the operations of its magazine publications, games distribution business and related websites. The Company’s decision to shutdown its computer games businesses was based primarily on the historical losses sustained by these businesses during the recent past and management’s expectations of continued future losses. As of December 31, 2007, all significant elements of its computer games business shutdown plan have been completed by the Company, except for the collection and payment of remaining outstanding accounts receivables and payables.

In addition, in March 2007, management and the Board of Directors of the Company decided to discontinue the operating, research and development activities of its VoIP telephony services business and terminate all of the remaining employees of the business.   The Company’s decision to discontinue the operations of its VoIP telephony services business was based primarily on the historical losses sustained by the business during the past several years, management’s expectations of continued losses for the foreseeable future and estimates of the amount of capital required to attempt to successfully monetize its business. On April 2, 2007, theglobe agreed to transfer to Michael Egan all of its VoIP intellectual property in consideration for his agreement to provide certain security and credit enhancements in connection with the MySpace litigation Settlement Agreement (See Note 13, “Litigation,” in the accompanying Notes to Consolidated Financial Statements for further discussion). The Company had previously written off the value of the VoIP intellectual property as a result of its evaluation of the VoIP telephony services business’ long-lived assets in connection with the preparation of the Company’s 2004 year-end consolidated financial statements. As of December 31, 2007, all significant elements of its VoIP telephony services business shutdown plan have been completed by the Company, except for the resolution of certain vendor disputes and the payment of remaining outstanding vendor payables.

On December 13, 2007, the Company and its subsidiary, Tralliance Corporation (“Tralliance”) entered into an Assignment, Conveyance and Bill of Sale Agreement with Search.Travel, LLC (“Search.Travel”). Pursuant to the Agreement, Tralliance sold all of its rights relating to the “www.search.travel” domain name and website related assets to Search.Travel for a purchase price of $380,000 paid in cash. Search.Travel is controlled by the Company’s Chairman and Chief Executive Officer, Michael Egan. The purchase price was determined by the Board of Directors taking into account the valuation given to the assets by an independent investment banking firm.

DESCRIPTION OF BUSINESS - CONTINUING OPERATIONS

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

To facilitate the “.travel” domain name registration process, Tralliance has entered into contracts with a number of registrars. These registrars act as intermediaries between Tralliance and customers (referred to as registrants) seeking to register “.travel” domain names. The registrars handle the billing and collection of registration fees, customer service and technical management of the registration database. Registrants can register “.travel” domain names for terms of one year (minimum) up to 10 years (maximum). For standard name registration transactions (which exclude name registrations under our newly established bulk registration program, which is discussed below), registrars retain a portion of the registration fee collected by them as their compensation and remit the remainder, presently $80 per domain name per year, of the registration fee to Tralliance.

In order to register a “.travel” domain name, a registrant must first be verified as being eligible (“authenticated”) by virtue of being a valid participant in the travel industry. Additionally, eligibility data is required to be updated and reviewed annually, subsequent to initial registration. Once authenticated, a registrant is only permitted to register “.travel” domain names that are associated with the registrant’s business or organization. Tralliance has entered into contracts with a number of travel associations and other independent organizations (“authentication providers”) whereby, in consideration for the payment of fixed and/or variable fees, all required authentication procedures are performed by such authentication providers. Tralliance has also outsourced various other registry operations, database maintenance and policy formulation functions to certain other independent businesses or organizations in consideration for the payment of certain fixed and/or variable fees.

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

On August 15, 2006, the Company introduced its online search engine dedicated to the travel industry, www.search.travel. The search engine was developed by Tralliance to benefit both consumers at large and “.travel” domain name registrants, as the search engine delivers qualified search results from the entire World Wide Web, giving priority to destinations and businesses that are authenticated “.travel” registrants. During August 2006, the Company launched a national television campaign to promote the new search engine and website and began to market the www.search.travel website to potential advertisers interested in targeting the travel consumer. Due to various technical and operational website problems, revenue generated from the sale of advertising sponsorships on “www.search.travel” in 2006 and 2007 was significantly less than initial expectations. Since the costs of remediating the website problems was deemed to be substantial and based upon the Company’s lack of cash resources, the Company was unable to continue to fund the operations of www.search.travel. As discussed earlier, on December 13, 2007, all of the Company’s rights relating to the www.search.travel domain name and website and related assets were sold to Search.Travel LLC, a company controlled by the Company’s Chairman and Chief Executive Officer, Michael Egan, for a purchase price of $380,000 paid in cash.

During the fourth quarter of 2007, Tralliance announced the development of a bulk purchase program designed to rapidly accelerate “.travel” name registration growth and to promote wide-spread use of the “.travel” domain name. The bulk purchase program allows eligible travel businesses that commit to a minimum purchase of 25,000 “.travel” domain names within one year to purchase these names at significantly discounted rates and on favorable payment terms in comparison with standard name registration pricing and terms.

In connection with the establishment of its bulk purchase program, in October 2007, Tralliance entered into an additional registry operator agreement (the “New Agreement”) with its existing registry operator (the “Registry Operator”). The New Agreement was effective on October 1, 2007 and has an initial term of three (3) years excluding optional renewal periods. The Registry Operator has provided and continues to provide registry operation services to Tralliance since the start-up of its “.travel” internet services business under a predecessor Master Services Agreement dated as of October 11, 2005. Under the New Agreement, the Company paid the Registry Operator a start-up fee of $37,500 and a registration minimum fee of $225,000 in November 2007, and is also obligated to pay an additional registration minimum fee of $112,500 in October 2008. The registration minimum fees represent pre-payments of registry operator fees related to Tralliance’s planned bulk purchase of “.travel” domain names. In the event that certain registration minimum levels are exceeded, Tralliance is also obligated to pay additional registry operator fees on a “per transaction” basis. Additionally, the Registry Operator is also entitled to receive a certain percentage of future revenue related to “.travel” domain names purchased under the New Agreement. Further, under the New Agreement, Tralliance committed to ensuring that a pre-determined number of “.travel” websites are launched by no later than September 30, 2008.

On December 20, 2007, Tralliance entered into a Bulk Registration Co-Marketing Agreement (the “Co-Marketing Agreement”) with Labigroup Holdings, LLC (“Labigroup”), under Tralliance’s bulk purchase program. Labigroup is a private entity controlled by the Company’s Chairman and our remaining directors own a minority interest in Labigroup. Under the Co-Marketing Agreement, Labigroup committed to purchase a predetermined minimum number of “.travel” domain names on a bulk basis from an accredited “.travel” registrar of its own choosing and to establish a predetermined minimum number of related “.travel” websites. As consideration for the “.travel” domain names to be purchased under the Co-Marketing Agreement, Labigroup agreed to pay certain fixed fees and make certain other payments including, but not limited to, an ongoing royalty calculated as a percentage share of its net revenue, as defined in the Co-Marketing Agreement (the “Labigroup Royalties”), to Tralliance. The Co-Marketing Agreement has an initial term which expires September 30, 2010 after which it may be renewed for successive periods of two and three years, respectively. During the period from December 20, 2007 through December 31, 2007, Labigroup registered 164,708 “.travel” domain names under the Co-Marketing Agreement. As of December 31, 2007, Labigroup has paid $262,500 and is obligated to pay an additional $412,050 in fees and costs to Tralliance under the Co-Marketing Agreement. Such amounts, which are equal to the amount of incremental fees and costs incurred by Tralliance in registering these bulk purchase names, have been treated as a reimbursement of these incremental fees and costs in the Company’s financial statements. The Company plans to recognize revenue related to this Co-Marketing Agreement only to the extent that Labigroup Royalties are earned. No such revenue has been recorded as of December 31, 2007.

All significant Tralliance operations and assets are based in the United States and all registration transactions are denominated in U.S. dollars. Although Tralliance markets “.travel” name registrations on a world-wide basis, net revenue generated from customers domiciled in any single international country have not been significant to date.

As of March 15, 2008, the total number of “.travel” domain names registered was 199,040, of which 168,114 or 85% were registered under our bulk purchase program.

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

During 2004, the Company developed and began to implement plans to expand its business beyond games and into other areas of the entertainment industry. In Spring 2004, a new magazine, Now Playing began to be delivered within Computer Games Magazine and in March 2005, Now Playing began to be distributed as a separate publication. Now Playing covered movies, DVD’s, television, music, games, comics and anime, and was designed to fulfill the wider pop culture interests of readers and to attract a more diverse group of advertisers: autos, television, telecommunications and film to name a few. During 2005, the Now Playing online website ( www.nowplaying.com ), the online counterpart for Now Playing magazine, was implemented and costs were also incurred to develop a new corporate website (www.theglobe.com), also targeted at the broader entertainment marketplace.

In August 2005, based upon a re-evaluation of the capital requirements and risks/rewards related to completing the transition to a broader-based entertainment business, the Company decided to abort its diversification efforts and refocus its strategy back to operating and improving its traditional games-based businesses. During the remainder of 2005, the Company implemented a number of revenue enhancement programs, including establishing a used game auction website (www.gameswapzone.com), introducing a digital version of its Computer Games Magazine, and entering into several marketing partnership affiliate programs. Additionally, during the latter part of 2005, the Company completed the implementation of a number of cost-reduction programs related to facility consolidations, headcount reductions and decreases in magazine publishing and sales costs. In January 2006, the Company completed the sale of all assets related to Now Playing Magazine and the Now Playing Online website for approximately $130,000.

The premiere issue of a new quarterly print publication, Massive Magazine (renamed MMOGames Magazine in 2007), was released in September 2006. The new magazine was dedicated solely to “massively multiplayer online” games (“MMO” games) and included features on the culture of MMO games, focusing on players, guilds and communities. The editorial staff of Computer Games Magazine produced the content for the new magazine. The new magazine was also accompanied by a complementary website ( www.mmogamesmag.com ).

In March 2007, management and the Board of Directors of the Company made the decision to cease all activities related to its Computer Games businesses, including discontinuing the operations of its magazine publications, games distribution business and related websites. The Company’s decision to shutdown its Computer Games businesses was based primarily on the historical losses sustained by these businesses during the recent past and management’s expectations of continued future losses. As of December 31, 2007, all significant elements of its computer games business shutdown plan have been completed by the Company, except for the collection and payment of remaining outstanding accounts receivables and payables.

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

In March 2007, management and the Board of Directors of the Company decided to discontinue the operating, research and development activities of its VoIP telephony services business and terminate all of the remaining employees of the business. On April 2, 2007, theglobe agreed to transfer to Michael Egan all of its VoIP intellectual property in consideration for his agreement to provide certain security and credit enhancements in connection with the MySpace litigation Settlement Agreement (See Note 13, “Litigation,” in the accompanying Notes to Consolidated Financial Statements for further discussion).   The Company had previously written off the value of the VoIP intellectual property as a result of its evaluation of the VoIP telephony services business’ long-lived assets in connection with the preparation of the Company’s 2004 year-end consolidated financial statements. The Company’s decision to discontinue the operations of its VoIP telephony services business was based primarily on the historical losses sustained by the business during the past several years, management’s expectations of continued losses for the foreseeable future and estimates of the amount of capital required to attempt to successfully monetize its business. As of December 31, 2007, all significant elements of its VoIP telephony services business shutdown plan have been completed by the Company, except for the resolution of certain vendor disputes and the payment of remaining outstanding vendor payables.

MARKETING SERVICES BUSINESS

As previously discussed, based upon the Company’s sale of substantially all of the net assets and the business of its SendTec subsidiary which was completed on October 31, 2005, the results of operations of SendTec have been reported separately as “Discontinued Operations” in the accompanying consolidated statement of operations for the year ended December 31, 2005.

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

•
DirectNet Advertising (“DNA”) - DNA delivered results based interactive marketing programs for advertisers through a network of online distribution partners including websites, search engines and email publishers. SendTec’s proprietary software technology was used to track, optimize and report results of marketing campaigns to advertising clients and distribution partners. Pricing options for DNA’s services included cost-per-action (“CPA”), cost per-click (“CPC”) and cost-per-thousand impressions (“CPM”), with most payments resulting from CPA agreements.

•
Creative South - Creative South provided online and offline agency marketing services including creative development, campaign management, creative production, post production, media planning and media buying services. Most service provided by Creative South were priced on a fee-per-project basis, where the client paid an agreed upon fixed fee for a designated scope of work. Creative South also received monthly retainer fees from clients for service to such clients as their Agency of Record.

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

COMPETITION

Internet Services Business

We face competition from a number of businesses and organizations that have longer operating histories, greater name recognition and more advanced and complete technical systems. Additionally, our competitors are larger enterprises that have greater financial, technical and marketing resources than we have.

While we do not face direct competition for the registry of “.travel” domain names because of the exclusive nature of our ICANN contract, we compete with other companies that maintain the registries for different domain names, including Verisign, Inc., which manages the “.com” and “.net” registries; Afilias Limited, which manages the “.info” registry; and a number of country-specific domain name registries (such as “.uk” for domain names in the United Kingdom). In seeking the renewal of our existing contract or obtaining new ICANN contracts, we expect to face competition from multiple businesses.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

We regard certain elements of our websites and underlying technology as proprietary. We pursue the registration of our trademarks in the United States and internationally. We attempt to protect these assets by relying on intellectual property laws. We also generally enter into confidentiality agreements with our employees and consultants and in connection with various other agreements with third parties. We also seek to control access to and distribution of our technology, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization.

Effective trademark, service mark, and trade secret protection may not be available in every country in which our services are made available through the Internet. Policing unauthorized use of our proprietary information is difficult. Existing or future trademarks or service marks applied for or registered by other parties and which are similar to ours may prevent us from expanding the use of our trademarks and service marks into other areas. In the fourth quarter of 2005, we were sued by Sprint Communications Company, L.P. (“Sprint”) for alleged unauthorized use of “inventions” described and claimed in seven patents held by Sprint. In August 2006, we entered into a settlement agreement with Sprint which resolved the pending patent infringement lawsuit.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

In General

We are subject to laws and regulations that are applicable to various Internet activities. There are an increasing number of federal, state, local and foreign laws and regulations pertaining to the Internet. In addition, a number of federal, state, local and foreign legislative and regulatory proposals are under consideration. Laws and regulations have been and will likely continue to be adopted with respect to the Internet relating to, among other things, liability for information retrieved from or transmitted over the Internet, online content regulation, user privacy, data protection, pricing, content, copyrights, distribution, email solicitation, “spam”, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access, and the characteristics and quality of products and services. On June 1, 2006, we were sued by MySpace, Inc. (“MySpace”) for alleged violations of the CAN-SPAM Act, the Lanham Act and the California Business & Professions Code § 17529.5 (the “California Act”), as well as trademark infringement, false advertising, breach of contract, breach of the covenant of good faith and fair dealing, and unfair competition. On February 28, 2007, the United States District Court for the Central District of California entered an order granting in part MySpace’s motion for summary judgment, finding that we were liable for violation of the CAN-SPAM Act and the California Business & Professions Code, and for breach of contract.   On March 15, 2007, the Company entered into a Settlement Agreement with MySpace whereby, among other things, the Company agreed to pay MySpace approximately $2,550,000 on or before April 5, 2007 in exchange for a mutual release of all claims against one another, including any claims against the Company’s directors and officers.   On April 18, 2007, theglobe paid MySpace $2,550,000 in cash in settlement of the claims, MySpace and theglobe filed a consent judgment and stipulated permanent injunction with the court on April 19, 2007, which among other things, dismissed all claims alleged in the lawsuit with prejudice.

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

Today, there are still relatively few laws specifically directed towards online services. However, due to the increasing popularity and use of the Internet and online services, many laws and regulations relating to the Internet are being debated at all levels of governments around the world and it is possible that such laws and regulations will be adopted. It is not clear how existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel and defamation, obscenity, and personal privacy apply to online businesses. The vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. In the United States, Congress has adopted legislation that regulates certain aspects of the Internet, including online content, user privacy and taxation. In addition, Congress and other federal entities are considering other legislative and regulatory proposals that would further regulate the Internet.

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

Other laws that reference the Internet, such as the European Union's Directive on Distance Selling and Electronic Commerce has begun to be interpreted by the courts and implemented by the European Union member states, but their applicability and scope remain somewhat uncertain. Regulatory agencies or courts may claim or hold that we or our users are either subject to licensure or prohibited from conducting our business in their jurisdiction, either with respect to our services in general, or with respect to certain categories or items of our services. As we expand our international activities, we become obligated to comply with the laws of the countries in which we operate. Laws regulating Internet companies outside of the U.S. may be less favorable than those in the U.S., giving greater rights to consumers, content owners and users. Compliance may be more costly or may require us to change our business practices or restrict our service offerings relative to those in the U.S. Our failure to comply with foreign laws could subject us to penalties ranging from criminal prosecution to bans on our services.

EMPLOYEES

As of March 20, 2008, we had approximately 15 active full-time employees. Our future success depends, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel. Competition for these persons is intense. From time to time, we also employ independent contractors to support our operations, marketing, sales and support and administrative organizations. Our employees are not represented by any collective bargaining unit and we have never experienced a work stoppage. We believe that our relations with our employees are good.

ITEM 1A. RISK FACTORS

In addition to the other information in this report, the following factors should be carefully considered in evaluating our business and prospects.

RISKS RELATING TO OUR BUSINESS GENERALLY

WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN.

We have received a report from our independent accountants, relating to our December 31, 2007 audited financial statements containing an explanatory paragraph stating that our recurring losses from operations and our accumulated deficit raise substantial doubt about our ability to continue as a going concern. For the reasons described below, Company management does not believe that cash on hand and cash flow generated internally by the Company will be adequate to fund the operation of its businesses beyond a short period of time. These reasons raise significant doubt about the Company’s ability to continue as a going concern.

During the year ended December 31, 2007, the Company was able to continue operating as a going concern due principally to funding of $1.25 million received from the sale of secured convertible demand promissory notes to an entity controlled by Michael Egan, its Chairman and Chief Executive Officer. Also, in December 2007, additional funding of $380 thousand was provided from the sale of all of the Company’s rights related to its www.search.travel domain name and website to an entity also controlled by Mr. Egan. At December 31, 2007, the Company had a net working capital deficit of approximately $9.4 million, inclusive of a cash and cash equivalents balance of approximately $631 thousand. Such working capital deficit included an aggregate of $4.65 million in secured convertible demand debt and related accrued interest of approximately $955 thousand due to entities controlled by Mr. Egan (See Note 8, “Debt” and Note 14, “Related Party Transactions” in the accompanying Notes to Consolidated Financial Statements for further details). Additionally, such working capital deficit included approximately $1.9 million of net liabilities of discontinued operations, with a significant portion of such liabilities related to charges which have been disputed by the Company.

Notwithstanding previous cost reduction actions taken by the Company and its decision to shutdown its unprofitable computer games and VoIP telephony services businesses in March 2007 (see Note 3, “Discontinued Operations” in the accompanying Notes to Consolidated Financial Statements), the Company continues to incur substantial consolidated net losses, although reduced in comparison with prior periods, and management believes that the Company will continue to be unprofitable in the foreseeable future. Based upon the Company’s current financial condition, as discussed above, and without the infusion of additional capital, management does not believe that the Company will be able to fund its operations beyond the end of the second quarter of 2008.

As more fully discussed in Note 16, “Subsequent Events” in the accompanying Notes to the Consolidated Financial Statements, on February 1, 2008, the Company announced that it had entered into a letter of intent to sell substantially all of the business and net assets of its Tralliance Corporation subsidiary and to issue approximately 269 million shares of its common stock to an entity controlled by Mr. Egan (the “Proposed Tralliance Transaction”). In the event that this Proposed Tralliance Transaction is consummated, all of the Company’s remaining secured and unsecured debt owed to entities controlled by Mr. Egan (which was approximately $5.6 million and $400 thousand at December 31, 2007, respectively) will be exchanged or cancelled. Additionally, the consummation of the Proposed Tralliance Transaction would also result in significant reductions in the Company’s cost structure, based upon the elimination of Tralliance’s operating expenses. Although substantially all of Tralliance’s revenue would also be eliminated, approximately 10% of Tralliance’s future net revenue through May 5, 2015 would essentially be retained through the contemplated net revenue earn-out provisions of the Proposed Tralliance Transaction. Additionally, the consummation of the Proposed Tralliance Transaction would increase Mr. Egan’s ownership in the Company to approximately 84% (assuming exercise of all outstanding stock options and warrants) and would significantly dilute all other existing shareholders. The foregoing description is preliminary in nature and there may be significant changes between such preliminary terms and the terms of any final definitive purchase agreement.

Management expects that the consummation of the Proposed Tralliance Transaction will significantly reduce the amount of net losses currently being sustained by the Company. However, management does not believe that the consummation of the Proposed Tralliance Transaction will, in itself, allow the Company to become profitable and generate operating cash flows sufficient to fund its operations and pay its existing current liabilities (including those liabilities related to its discontinued operations) in the foreseeable future. Accordingly, assuming that the Proposed Tralliance Transaction is consummated, management believes that additional capital infusions (although reduced in comparison with the amounts of capital required during the Company’s recent past) will continue to be needed in order for the Company to continue to operate as a going concern.

In the event that the Proposed Tralliance Transaction is not consummated, management expects that significantly more capital will need to be invested in the Company in the near term than would be required in the event that the Proposed Tralliance Transaction is consummated. Also, inasmuch as substantially all of the assets of the Company and its subsidiaries secure the convertible demand debt owed to entities controlled by Mr. Egan, in connection with any resulting proceeding to collect this debt, such entities could seize and sell the assets of the Company and it subsidiaries, any or all of which would have a material adverse effect on the financial condition and future operations of the Company, including the potential bankruptcy or cessation of business of the Company.

It is our preference to avoid filing for protection under the U.S. Bankruptcy Code. However, in order to continue operating as a going concern for any length of time beyond the second quarter of 2008, we believe that we must quickly raise capital. Although there is no commitment to do so, any such funds would most likely come from Michael Egan or affiliates of Mr. Egan or the Company as the Company currently has no access to credit facilities with traditional third parties and has historically relied upon borrowings from related parties to meet short-term liquidity needs. Any such capital raised would not be registered under the Securities Act of 1933 and would not be offered or sold in the United States absent registration requirements. Further, any securities issued (or issuable) in connection with any such capital raise will likely result in very substantial dilution of the number of outstanding shares of the Company’s Common Stock.

The amount of capital required to be raised by the Company will be dependent upon a number of factors, including (i) whether or not the Proposed Tralliance Transaction is consummated; (ii) our ability to increase Tralliance net revenue levels; (iii) our ability to control and reduce operating expenses; and (iv) our ability to successfully settle disputed and other outstanding liabilities related to our discontinued operations. There can be no assurance that the Proposed Tralliance Transaction will be consummated nor that the Company will be successful in raising a sufficient amount of capital, executing any of its current or future business plans or in continuing to operate as a going concern on a long-term basis.

WE HAVE A HISTORY OF NET LOSSES AND EXPECT TO CONTINUE TO INCUR LOSSES.

Since our inception, we have incurred net losses each year and we expect that we will continue to incur net losses for the foreseeable future. We had net losses of approximately $6.2 million, $17.0 million and $11.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. The principal causes of our losses are likely to continue to be:

•	costs resulting from the operation of our business;

•	failure to generate sufficient revenue; and

•	selling, general and administrative expenses.

Although we have restructured our businesses, including the discontinuance of the operations of our computer games and VoIP telephony services businesses, we still expect to continue to incur losses as we attempt to improve the performance and operating results of our Internet services business.

WE MAY NOT BE SUCCESSFUL IN SETTLING DISPUTED VENDOR CHARGES.

Our balance sheet at December 31, 2007 includes certain estimated liabilities related to disputed vendor charges incurred primarily as the result of the failure and subsequent shutdown of our discontinued VoIP telephony services business. The legal and administrative costs of resolving these disputed charges may be expensive and divert management’s attention from day-to-day operations. Although we are seeking to resolve and settle these disputed charges for amounts substantially less than recorded amounts, there can be no assurances that we will be successful in this regard. An adverse outcome in any of these matters could materially and adversely affect our financial position, utilize a significant portion of our cash resources and adversely affect our ability to continue to operate as a going concern. See Note 3, “Discontinued Operations” in the Notes to Consolidated Financial Statements for future details.

OUR NET OPERATING LOSS CARRYFORWARDS MAY BE SUBSTANTIALLY LIMITED.

As of December 31, 2007, we had net operating loss carryforwards which may be potentially available for U.S. tax purposes of approximately $167 million. These carryforwards expire through 2026. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Due to various significant changes in our ownership interests, as defined in the Internal Revenue Code of 1986, as amended, we have substantially limited the availability of our net operating loss carryforwards. There can be no assurance that we will be able to utilize any net operating loss carryforwards in the future. These net operating carryforwards may be further adversely impacted if the Proposed Tralliance Transaction is consummated.

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

WE RELY ON INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS.

We regard certain elements of our websites and underlying technology as proprietary and attempt to protect them by relying on intellectual property laws and restrictions on disclosure. We also generally enter into confidentiality agreements with our employees and consultants. In connection with our license agreements with third parties, we generally seek to control access to and distribution of our technology and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our proprietary information without authorization or to develop similar technology independently. Thus, we cannot assure you that the steps taken by us will prevent misappropriation or infringement of our proprietary information, which could have an adverse effect on our business.

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

OUR QUARTERLY OPERATING RESULTS FLUCTUATE.

Due to our significant change in operations, including the entry into new lines of business and disposition of other lines of business, our historical quarterly operating results are not necessarily reflective of future results. The factors that will cause our quarterly operating results to fluctuate in the future include:

•	the outcome and costs related to defending and settling outstanding claims and disputes;

•	changes in the number of marketing or technical employees;

•	the level of traffic on our websites;

•	the overall demand for Internet travel services;

•	the addition or loss of “.travel” domain name registrants;

•	overall usage and acceptance of the Internet;

•	costs relating to the implementation or cessation of marketing plans for our business;

•	other costs relating to the maintenance of our operations;

•	the restructuring of our business; including potential sales of businesses or assets

•	failure to generate significant revenues and profit margins from new and/or existing products and services; and

•	competition from others providing services similar to ours.

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

We have a limited operating history for you to use in evaluating our prospects and us, particularly as it pertains to our Internet services business. Our prospects should be considered in light of the risks encountered by companies operating in new and rapidly evolving markets like ours. We may not successfully address these risks. For example, we may not be able to:

•	generate and maintain adequate levels of “.travel” domain name registrations;

•	adapt to meet changes in our markets and competitive developments; and

•	identify, attract, retain and motivate qualified personnel.

OUR MANAGEMENT TEAM IS INEXPERIENCED IN THE MANAGEMENT OF A LARGE OPERATING COMPANY.

Only our Chairman has had experience managing a large operating company. Accordingly, we cannot assure you that:

•	our key employees will be able to work together effectively as a team;

•	we will be able to retain the remaining members of our management team;

•	we will be able to hire, train and manage our employee base;

•	our systems, procedures or controls will be adequate to support our operations; and

•	our management will be able to achieve the rapid execution necessary to fully exploit the market opportunity for our products and services.

WE DEPEND ON QUALIFIED MANAGERIAL, TECHNICAL AND MARKETING PERSONNEL.

Our future success also depends on our continuing ability to attract, retain and motivate qualified managerial, technical and marketing personnel necessary to operate our businesses. We may need to give bonuses and other incentives to certain employees to keep them, which can be costly to us. The loss of the services of members of our management team or other key personnel could harm our business. We do not maintain key person life insurance on any of our executive officers and do not intend to purchase any in the future.

Our deteriorating financial performance creates uncertainty that may result in departures of key employees and our inability to attract suitable replacements and/or additional managerial personnel in the future. Wages for managerial, technical, and marketing employees are increasing and are expected to continue to increase in the future. We have from time to time in the past experienced, and could continue to experience in the future difficulty in hiring and retaining highly skilled employees with appropriate qualifications. If we were unable to attract and retain the technical and managerial personnel necessary to support and grow our businesses, our businesses would likely be materially and adversely affected.

OUR OFFICERS, INCLUDING OUR CHAIRMAN AND CHIEF EXECUTIVE OFFICER AND PRESIDENT HAVE OTHER INTERESTS AND TIME COMMITMENTS; WE HAVE CONFLICTS OF INTEREST WITH OUR DIRECTORS; ALL OF OUR DIRECTORS ARE EMPLOYEES OR STOCKHOLDERS OF THE COMPANY OR AFFILIATES OF OUR LARGEST STOCKHOLDER.

Because our Chairman and Chief Executive Officer, Mr. Michael Egan, is an officer or director of other companies, we have to compete for his time. Mr. Egan became our Chief Executive Officer effective June 1, 2002. Mr. Egan is also the controlling investor of Dancing Bear Investments, Inc., E&C Capital Partners LLLP, and E&C Capital Partners II, LLC which are our largest stockholders. Mr. Egan has not committed to devote any specific percentage of his business time with us. Accordingly, we compete with Dancing Bear Investments, Inc., E&C Capital Partners LLLP, E&C Capital Partners II, LLC and Mr. Egan's other related entities for his time.

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

WE RELY ON THIRD PARTY OUTSOURCED HOSTING FACILITIES OVER WHICH WE HAVE LIMITED CONTROL.

Certain of our principal servers are located at third party outsourced hosting facilities. Our operations depend on the ability to protect our systems against damage from unexpected events, including fire, power loss, water damage, telecommunications failures and vandalism. Any disruption in our Internet access could have a material adverse effect on us. In addition, computer viruses, electronic break-ins or other similar disruptive problems could also materially adversely affect our businesses. Our reputation and/or the brands of our business could be materially and adversely affected by any problems experienced by our websites, databases or our supporting information technology networks. We may not have insurance to adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. We do not presently have any secondary off-site systems or a formal disaster recovery plan.

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

OUR INTERNAL CONTROL OVER FINANCIAL REPORTING WAS NOT EFFECTIVE AS OF DECEMBER 31, 2007.

Based upon an evaluation and assessment completed by Company management, we have concluded that our internal control over financial reporting was not effective as of December 31, 2007.  Our conclusion was based upon the existence of certain “material weaknesses” related to the reporting of “.travel” name registration data as of December 31, 2007 (see Item 9A. CONTROLS AND PROCEDURES of this report for further details). Because we are a smaller company, we are not yet required to have our internal control over financial reporting audited by our independent public accountants. At the present time, this audit will be first required in connection with our annual report as of December 31, 2009.

We cannot assure you that we will be able to adequately remediate the material weaknesses that we have identified as of December 31, 2007. Additionally, we cannot assure you that other material weaknesses will not be identified by either management or independent public accountants in the future. Our failure to remediate our existing material weaknesses, or to adequately protect against the occurance of additional material weaknesses, could result in material misstatements of our financial statement, subject the Company to regulatory scrutiny and/or cause investors to lose confidence in our reported financial information. Such failure could also adversely affect the Company’s operating results or cause the Company to fail to meet its reporting obligations.

RISKS RELATING TO OUR INTERNET SERVICES BUSINESS

OUR CONTRACT TO SERVE AS THE REGISTRY FOR THE “.TRAVEL” TOP-LEVEL DOMAIN MAY BE TERMINATED EARLY, WHICH WOULD LIKELY DO IRREPARABLE HARM TO OUR DEVELOPING INTERNET SERVICES BUSINESS.

Our contract with the Internet Corporation for Assigned Names and Numbers (“ICANN”) to serve as the registry for the “.travel” top-level Internet domain is for an initial term of ten years. Additionally, we have agreed to engage in good faith negotiations at regular intervals throughout the term of our contract (at least once every three years) regarding possible changes to the provisions of the contract, including changes in the fees and payments that we are required to make to ICANN. In the event that we materially and fundamentally breach the contract and fail to cure such breach within thirty days of notice, ICANN has the right to immediately terminate our contract. Additionally, in the event that Tralliance becomes subject to a bankruptcy proceeding, and such proceeding is not dismissed within sixty (60) days, our contract will be automatically early terminated.

Should our “.travel” registry contract be terminated early, we would likely permanently shutdown our Internet services business. Further, we could be held liable to pay additional fees or financial damages to ICANN or certain of our related subcontractors and, in certain limited circumstances, to pay punitive, exemplary or other damages to ICANN. Any such developments could have a material adverse effect on our financial condition and results of operations.

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

Revenue and cash flows of our Internet services business principally result from the registrations of domain names in the “.travel” top level domain. The ability to register such domain names is only available to businesses which are involved in the travel industry. Events such as terrorist attacks, military actions and natural disasters have had a significant adverse affect on the travel industry in the past. In addition, recessions or other economic pressures, such as the level of employment in the U.S or abroad have also had negative impacts on the travel industry. The overall demand for advertising, as well as the level of consumer travel may also be linked to such events or economic conditions. If such events result in a negative impact on the travel industry, such impact could have a material adverse effect on our business, results of operations and financial condition.

WE MAY BE UNSUCCESSFUL IN ESTABLISHING AND MAINTAINING BRAND AWARENESS; BRAND IDENTITY IS CRITICAL TO OUR “.TRAVEL” BUSINESS.

Our success in operating and promoting the “.travel” registry will depend on our ability to create and maintain brand awareness for our product offerings. This has in some cases required, and may continue to require, a significant amount of capital to allow us to market our products and establish brand recognition and customer loyalty. Many of our competitors are larger than us and have substantially greater financial resources.

If we fail to promote and maintain our brand or our brand values are diluted, our business, operating results, and financial condition could be materially adversely affected. To promote our brand, we may be required to continue to increase our financial commitment to creating and maintaining brand awareness. We may not generate a corresponding increase in revenue to justify these costs.

RISKS RELATING TO OUR COMMON STOCK

THE VOLUME OF SHARES AVAILABLE FOR FUTURE SALE IN THE OPEN MARKET COULD DRIVE DOWN THE PRICE OF OUR STOCK OR KEEP OUR STOCK PRICE FROM IMPROVING, EVEN IF OUR FINANCIAL PERFORMANCE IMPROVES.

As of March 5, 2007, we had issued and outstanding approximately 172.5 million shares, of which approximately 88.7 million shares were freely tradable over the public markets. There is limited trading volume in our shares and we are now traded only in the over-the-counter market. Most of our outstanding restricted shares of Common Stock were issued more than one year ago and are therefore eligible to be resold over the public markets pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended.

Sales of significant amounts of Common Stock in the public market in the future, the perception that sales will occur or the registration of additional shares pursuant to existing contractual obligations could materially and adversely drive down the price of our stock. In addition, such factors could adversely affect the ability of the market price of the Common Stock to increase even if our business prospects were to improve. Substantially all of our stockholders holding restricted securities, including shares issuable upon the exercise of warrants or the conversion of convertible notes to acquire our Common Stock (which are convertible into 193 million shares), have registration rights under various conditions and are or will become available for resale in the future.

In addition, as of December 31, 2007, there were outstanding options to purchase approximately 16.3 million shares of our Common Stock, which become eligible for sale in the public market from time to time depending on vesting and the expiration of lock-up agreements. The shares issuable upon exercise of these options are registered under the Securities Act and consequently, subject to certain volume restrictions as to shares issuable to executive officers, will be freely tradable.

Also as of March 5, 2008, we had issued and outstanding warrants to acquire approximately 16.9 million shares of our Common Stock.   Many of the outstanding instruments representing the warrants contain anti-dilution provisions pursuant to which the exercise prices and number of shares issuable upon exercise may be adjusted.

OUR CHAIRMAN MAY CONTROL US.

Michael S. Egan, our Chairman and Chief Executive Officer, beneficially owns or controls, directly or indirectly, approximately 274.7 million shares of our Common Stock as of March 5, 2008, which in the aggregate represents approximately 72.1% of the outstanding shares of our Common Stock (treating as outstanding for this purpose the shares of Common Stock issuable upon exercise and/or conversion of the options, convertible promissory notes and warrants owned by Mr. Egan or his affiliates). If the proposed sale of substantially all of the business and net assets of Tralliance and the issuance of approximately 269 million shares of the Company’s common stock to an entity controlled by Mr. Egan, is consummated, Mr. Egan’s beneficial ownership percentage would then be increased to approximately 84% of fully diluted shares outstanding (see Note 16, “Subsequent Events” in the Notes to Consolidated Financial Statements for further details).  Accordingly, Mr. Egan will be able to exercise significant influence over, if not control, any stockholder vote.

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

OUR COMMON STOCK IS SUBJECT TO CERTAIN "PENNY STOCK" RULES WHICH MAY MAKE IT A LESS ATTRACTIVE INVESTMENT.

Since the trading price of our Common Stock is less than $5.00 per share and our net tangible assets are less than $2.0 million, trading in our Common Stock is subject to the requirements of Rule 15g-9 of the Exchange Act. Under Rule 15g-9, brokers who recommend penny stocks to persons who are not established customers and accredited investors, as defined in the Exchange Act, must satisfy special sales practice requirements, including requirements that they make an individualized written suitability determination for the purchaser; and receive the purchaser's written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosures in connection with any trades involving a penny stock, including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated with that market. Such requirements may severely limit the market liquidity of our Common Stock and the ability of purchasers of our equity securities to sell their securities in the secondary market. For all of these reasons, an investment in our equity securities may not be attractive to our potential investors.

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

OUR STOCK PRICE IS VOLATILE AND MAY DECLINE.

The trading price of our Common Stock has been volatile and may continue to be volatile in response to various factors, including:

•	the performance and public acceptance of our product lines;

•	quarterly variations in our operating results;

•	competitive announcements;

•	sales of any of our businesses and/or components of their assets;

•	the operating and stock price performance of other companies that investors may deem comparable to us; and

•	news relating to trends in our markets.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our corporate headquarters is located in Fort Lauderdale, Florida, where we sublease on a month-to-month basis approximately 7,500 square feet of office space, at a rate of $15 thousand per month, from a company which is controlled by our Chairman. Total accrued rent owing under this sublease and a predecessor sublease at December 31, 2007 was approximately $329 thousand. Additionally, we currently utilize space in various third-party data centers located in several states which is used to house certain computer equipment.

ITEM 3. LEGAL PROCEEDINGS

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

Prior to the Second Circuit’s December 5, 2006 ruling, the majority of issuers, including the Company, and their insurers had submitted a settlement agreement to the district court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement could not be approved because the defined settlement class, like the litigation class, could not be certified. On June 25, 2007, the district court approved a stipulation filed by the plaintiffs and the issuers which terminated the proposed settlement. On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The amended complaints include a number of changes, such as changes to the definition of the purported class of investors, and the elimination of the individual defendants as defendants. On September 27, 2007, the plaintiffs filed a motion for class certification in the six focus cases. On November 14, 2007, the issuers and the underwriters named as defendants in the six focus cases filed motions to dismiss the amended complaints against them. We are awaiting the Court’s decision on these motions.

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

The Company is currently a party to certain other claims and disputes arising in the ordinary course of business, including certain disputes related to vendor charges incurred primarily as the result of the failure and subsequent shutdown of its discontinued VoIP telephony services business. The Company believes that it has recorded adequate accruals on its balance sheet to cover such disputed charges and is seeking to resolve and settle such disputed charges for amounts substantially less than recorded amounts. An adverse outcome in any of these matters, however, could materially and adversely effect our financial position, utilize a significant portion of our cash resources and adversely affect our ability our ability to continue as a going concern (see Note 3, “Discontinued Operations”).

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

	2007		2006		2005
	High	Low	High	Low	High	Low
Fourth Quarter	$0.03	$0.01	$0.09	$0.05	$0.49	$0.24
Third Quarter	$0.05	$0.02	$0.27	$0.08	$0.45	$0.10
Second Quarter	$0.05	$0.03	$0.31	$0.09	$0.16	$0.08
First Quarter	$0.10	$0.03	$0.44	$0.30	$0.43	$0.12

The market price of our Common Stock is highly volatile and fluctuates in response to a wide variety of factors. (See "Risk Factors-Our Stock Price is Volatile and May Decline.")

HOLDERS OF COMMON STOCK

We had approximately 665 holders of record of Common Stock as of March 5, 2008. This does not reflect persons or entities that hold Common Stock in nominee or "street" name through various brokerage firms.

DIVIDENDS

We have not paid any cash dividends on our Common Stock since our inception and do not intend to pay dividends in the foreseeable future. Our board of directors will determine if we pay any future dividends.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS AS OF DECEMBER 31, 2007

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation plans approved by security holders	9,119,660	$0.64	2,799,560

Equity Compensation plans not approved by security holders	7,221,000	$0.11	3,844,141

Total	16,340,660	$0.40	6,643,701

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

•
The Company's 2003 Amended and Restated Non-Qualified Stock Option Plan (the "2003 Plan"). The purpose of the 2003 Plan is to strengthen theglobe.com, inc. by providing an incentive to certain employees and consultants (or in certain circumstances, individuals who are the principals of certain consultants) of the Company or any subsidiary of the Company, with a view toward encouraging them to devote their abilities and industry to the success of the Company's business enterprise. The 2003 Plan is administered by a Committee appointed by the Board to administer the Plan, which has the power to determine those eligible individuals to whom options shall be granted under the 2003 Plan and the number of such options to be granted and to prescribe the terms and conditions (which need not be identical) of each such option, including the exercise price per share subject to each option and vesting schedule of options granted thereunder, and make any amendment or modification to any agreement consistent with the terms of the 2003 Plan. The maximum number of shares that may be made the subject of options granted under the 2003 Plan is 1,000,000 and no option may have a term in excess of ten years. Options to acquire an aggregate of 41,000 shares of Common Stock have been issued to various independent sales agents at a weighted average exercise price of $1.54. These stock options vested immediately and have a life of ten years from date of grant. Options to acquire an aggregate of 65,000 shares of Common Stock have been issued to various employees at a weighted average exercise price of $1.00. These stock options vested immediately and have a life of ten years from date of grant. Options to acquire an aggregate of 110,000 shares of Common Stock have been issued to two independent contractors at a weighted average exercise price of $1.22. These stock options vested immediately and have a life of five years from date of grant.

•
The Company's 2004 Stock Incentive Plan (the "2004 Plan"). The purpose of the 2004 Plan is to enhance the profitability and value of the Company for the benefit of its stockholders by enabling the Company to offer eligible employees, consultants and non-employee directors stock-based and other incentives, thereby creating a means to raise the level of equity ownership by such individuals in order to attract, retain and reward such individuals and strengthen the mutuality of interests between such individuals and the Company's stockholders. The 2004 Plan is administered by a Committee appointed by the Board to administer the Plan, which has the power to determine those eligible individuals to whom stock options, stock appreciation rights, restricted stock awards, performance awards, or other stock-based awards shall be granted under the 2004 Plan and the number of such options, rights or awards to be granted and to prescribe the terms and conditions (which need not be identical) of each such option, right or award, including the exercise price per share subject to each option and vesting schedule of options granted thereunder, and make any amendment or modification to any agreement consistent with the terms of the 2004 Plan. The maximum number of shares that may be made the subject of options, rights or awards granted under the 2004 Plan is 7,500,000 and no option may have a term in excess of ten years. In October of 2004, options to acquire 250,000 shares of Common Stock were issued to an employee at an exercise price of $0.52, of which 62,500 of these stock options vested immediately and the balance vested ratably on a quarterly basis over three years. These options have a life of ten years from date of grant. In August of 2006, options to acquire 2,050,000 shares of Common Stock were issued to 10 employees at an exercise price of $0.14, of which 25% of these options vested immediately and the balance vests ratably on a quarterly basis over three years. These options have a life of ten years from date of grant.

 STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total return on theglobe’s common stock during the last five fiscal years with the NASDAQ Stock Market Index and the AMEX Interactive Week Internet Index during the same period. The graph shows the value, at the end of each of the last five fiscal years, of $100 invested in theglobe common stock or the indices on December 31, 2002, and assumes the reinvestment of all dividends. Historical stock price performance is not necessarily indicative of future stock price performance.

	At December 31
	2002	2003	2004	2005	2006	2007
theglobe	$100	$2,217	$700	$650	$100	$17
NASDAQ	$100	$150	$163	$167	$184	$202
AMEX Internet	$100	$173	$209	$212	$241	$277

The shares of our common stock were delisted from the NASDAQ national market in April 2001 and now trade in the over-the-counter market on what is commonly referred to as the electronic bulletin board or “OTCBB”, under the symbol “TGLO.OB”.

RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA OF THEGLOBE.COM, INC. (1)

The selected consolidated balance sheet data as of December 31, 2007 and 2006 and the selected consolidated operating data for the years ended December 31, 2007, 2006 and 2005 have been derived from our audited consolidated financial statements included elsewhere herein. The selected consolidated balance sheet data as of December 31, 2005, 2004 and 2003 and the selected consolidated operating data for the years ended December 31, 2004 and 2003 have been derived from our audited consolidated financial statements not included herein. The nature of our business has changed significantly from 2003 to 2007. As a result, our historical results are not necessarily comparable. Additionally, our historical results are not necessarily indicative of results for any future period. You should read these selected consolidated financial data, together with the accompanying notes, in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this 10-K and our consolidated financial statements and the related notes.

	Year Ended December 31,
	2007	2006	2005(2)	2004	2003
	( In thousands, except per share date)
Operating Data:
Continuing Operations:
Net revenue	$2,230	$1,409	198	$-	$-
Operating expenses	6,451	8,298	7,449	3,675	3,818

Loss from continuing operations	(5,422)	(6,871)	(3,874)	(4,823)	(6,066)
Discontinued operations, net of tax	(729)	(10,102)	(7,636)	(19,450)	(4,968)

Net loss	(6,151)	(16,974)	(11,510)	(24,273)	(11,034)
Net loss applicable to common stockholders	(6,151)	(16,974)	(11,510)	(24,273)	(19,154)

Basic and diluted net loss per common share:
Loss from continuing operations	$(0.03)	$(0.04)	$(0.02)	$(0.04)	$(0.37)
Net loss	(0.04)	(0.10)	(0.06)	(0.19)	(0.49)

Balance Sheet Data (at end of period):
Total assets	$1,713	$7,405	$21,411	$34,017	$7,172
Long-term debt	-	-	-	-	100

(1) Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on the net losses as previously reported by the Company. Significant events affecting our historical performance in 2005 through 2007 are described in Management's Discussion and Analysis of Financial Condition and Results of Operations.

(2) 2005 consolidated financial data include transactions related to (i) the sale of the business and substantially all of the net assets of SendTec, Inc. to RelationServe Media, Inc. on October 31, 2005 (the “SendTec Asset Sale”) and the resultant gain on sale of approximately $1.8 million, and (ii) the repurchase of Common Stock and termination of stock options and warrants in accordance with certain SendTec Asset Sale ancillary agreements, including the Redemption Agreement and the Termination Agreement.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BASIS OF PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS; GOING CONCERN

Certain matters discussed below under “Liquidity and Capital Resources” raise substantial doubt about our ability to continue as a going concern. In addition, we have received a report from our independent registered public accountants, relating to our December 31, 2007 audited financial statements containing an explanatory paragraph stating that our recurring losses from operations and our accumulated deficit raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

OVERVIEW

As of December 31, 2007, theglobe.com, inc. (the “Company”” or “theglobe”) managed a single line of business, Internet services, consisting of Tralliance Corporation (“Tralliance”) which is the registry for the “.travel” top-level Internet domain. We acquired Tralliance on May 9, 2005.

In March 2007, management made the decision to shutdown the operation of both its computer games and VoIP telephony services lines of business and to focus 100% of its resources and efforts to further develop its Internet services business. Results of operations for the computer games and VoIP telephony services businesses have been reported separately as “Discontinued Operations” in the accompanying consolidated statements of operations for all periods presented. The assets and liabilities of the computer games and VoIP telephony services businesses have been included in “Assets of Discontinued Operations” and “Liabilities of Discontinued Operations” in the accompanying consolidated balance sheets for all periods presented.

On October 31, 2005, we completed the sale of all of the business and substantially all of the net assets of SendTec, Inc. (“SendTec”), our direct response marketing services and technology business, for approximately $39.9 million in cash. Results of operations for SendTec have been reported separately as “Discontinued Operations” in the accompanying consolidated statement of operations for the years ended December 31, 2005.

PROPOSED TRALLIANCE TRANSACTION

As more fully discussed in Note 16, “Subsequent Events” in the accompanying Notes to Consolidated Financial Statements, on February 1, 2008 the Company announced that it had entered into a letter of intent to sell substantially all of the business and net assets of its Tralliance Corporation subsidiary and to issue approximately 269 million shares of its common stock, to The Registry Management Company, LLC, a privately held entity controlled by Michael S. Egan, theglobe.com’s Chairman, CEO and controlling investor (the “Proposed Tralliance Transaction”).

As part of the purchase consideration for the Proposed Tralliance Transaction, Mr. Egan and certain of his affiliates will exchange and surrender all of their right, title and interest to secured convertible demand promissory notes, accrued and unpaid interest thereon, as well as outstanding rent and miscellaneous fees that are due and outstanding as of the Closing Date of the Proposed Tralliance Transaction. Such liabilities totaled approximately $6.0 million at December 31, 2007.

The Proposed Tralliance Transaction is subject to the negotiation and closing of a definitive purchase agreement, receipt of an independent fairness opinion, and shareholder approval. The foregoing description is preliminary in nature and there may be significant changes between such preliminary terms and the terms of any final definitive purchase agreement. The Proposed Tralliance Transaction is expected to close no earlier than the second quarter of 2008.

RESULTS OF OPERATIONS

The nature of our business has significantly changed from 2005 through 2007. In March 2007, management and the Board of Directors of the Company decided to discontinue the operating, research and development activities of our VoIP telephony service and terminated all of the remaining employees of the business. Management and the Board of Directors also decided in March 2007 to cease all activities related to our Computer Games businesses, including discontinuing the operation of our magazine publications, games distribution business and related websites. The Company’s decision to shutdown its Computer Games businesses was primarily based on historic losses sustained by these businesses in the recent past and management’s expectation of continued future losses. As a result of management’s decision to shutdown the operations of both our VoIP and Computer Games businesses, the results of operations of these businesses have been reported as “Discontinued Operations” for the years ended December 31, 2007, 2006 and 2005. We entered into two new business lines, marketing services and Internet services, as a result of our acquisitions of SendTec on September 1, 2004 and Tralliance on May 9, 2005, respectively. In addition, we sold the business and substantially all of the net assets of SendTec effective October 31, 2005, and as a result have reported SendTec’s results of operations as “Discontinued Operations” for the years ended December 31, 2007, 2006 and 2005. The results of operations of Tralliance are included in the Company's consolidated operating results only from its date of acquisition. Consequently, and primarily as a result of these factors, the results of operations for each of the years ended December 31, 2007, 2006 and 2005 are not necessarily comparable.

  YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006

Continuing Operations

NET REVENUE. Net revenue from continuing operations totaled $2.2 million for the year ended December 31, 2007 as compared to $1.4 million for the year ended December 31, 2006; an increase of approximately $821 thousand. Approximately $294 thousand or 36% of the total increase in net revenue as compared to the year ended December 31, 2006 resulted from net revenue attributable to the sale of advertising on our search.travel website. The search.travel website was introduced in August 2006 as a travel related portal and search engine. As discussed in Note 14, “Related Party Transactions” in the Notes to Consolidated Financial Statements, the search.travel website was sold to an entity controlled by the Company’s Chairman in December 2007. Total net revenue attributable to domain name registrations for the year ended December 31, 2007 was approximately $1.9 million versus $1.4 million in 2006. Total domain names registered as of December 31, 2007 and 2006 approximated 29.7 thousand and 22.1 thousand, respectively (excluding bulk names). Net revenue attributable to such domain name registrations is recognized as revenue on a straight-line basis over the term of the registrations.

COST OF REVENUE. Cost of revenue totaled $420 thousand for the year ended December 31, 2007 as compared to $455 thousand for the year ended December 31, 2006. Cost of revenue consists primarily of fees paid to third party service providers which furnish outsourced services, including verification of registration eligibility, maintenance of the “.travel” directory of consumer-oriented registrant travel data, as well as other services related to domain registrations. Fees for some of these services vary based on transaction levels or transaction types. Fees incurred for outsourced services are generally deferred and amortized to cost of revenue over the term of the related domain name registration. The principal factor contributing to the $35 thousand decrease in cost of revenue as compared to the prior year was due to Tralliance performing more verifications of registration eligibility in-house during 2007. Cost of revenue as a percent of net revenue attributable to domain name registrations was approximately 21.7% for 2007 as compared to 32.3 % for 2006.

 SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and related expenses of sales and marketing personnel, commissions, advertising and marketing costs, public relations expenses and promotional activities. Sales and marketing expenses totaled $1.9 million for the year ended December 31, 2007, a decrease of $1.2 million from the $3.1 million reported for 2006. Beginning in August 2006 Tralliance incurred certain significant expenses, including $533 thousand related to a targeted television and internet advertising campaign introducing its travel related search engine www.search.travel. Also on November 22, 2006, the Company entered into certain marketing services agreements with two entities and issued 10,000,000 warrants to the controlling shareholder of the entities as consideration. The fair value attributable to the warrants of $515 thousand, as calculated using the Black Scholes model, was charged to sales and marketing expenses of Tralliance as this is where the two entities agreed to focus their marketing efforts. Further contributing to the decrease in sales and marketing expense in the year ended December 31, 2007 from the prior year was a decrease of approximately $337 thousand in public relations expense.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and other personnel costs related to management, finance and accounting functions, facilities, outside legal and professional fees, information-technology consulting, directors and officers insurance, bad debt expenses and general corporate overhead costs. Consolidated general and administrative expenses for the year ended December 31, 2007 declined approximately $586 thousand as compared to the prior year. This decrease was principally due to a $411 thousand decrease in stock compensation expense and a $298 thousand decrease in travel and entertainment expense. These decreases were partially offset by an increase of approximately $144 thousand in personnel expense.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense totaled $240 thousand for the year ended December 31, 2007 as compared to $262 thousand for the prior year.

INTEREST INCOME (EXPENSE), NET. Net interest expense of $1.6 million reported for 2007 included $1.25 million of non-cash interest expense related to the beneficial conversion features of the $1.25 million of secured convertible demand promissory notes issued by the Company in 2007, $399 thousand of interest expense related to interest accruals on both the Company’s 2007 and 2005 secured demand convertible promissory notes and interest income of $62 thousand. Net interest income, net of $121,000 reported for 2006 included interest income of $473 thousand and interest expense of $340 thousand related to accruals on the secured demand convertible promissory notes issued by the Company in 2005. Interest income decreased by $411 thousand in 2007 compared to 2006 due principally to lower levels of funds available for investment during 2007 compared to 2006.

OTHER INCOME (EXPENSE), NET. Other income, net, of $390 thousand reported for 2007 included a $380 thousand net gain on the sale of our search.travel portal and search engine. Other income, net, of $21 thousand was reported for 2006.

INCOME TAXES. No tax benefit was recorded for the losses incurred for the years ended December 31, 2007 or 2006 as we recorded a 100% valuation allowance against our otherwise recognizable deferred tax assets due to the uncertainty surrounding the timing or ultimate realization of the benefits of our net operating loss carryforwards in future periods. The income tax provision of $124 thousand recognized for continuing operations for the year ended December 31, 2006, resulted from additional state income taxes due upon the finalization of the Company’s 2005 consolidated tax returns. As of December 31, 2007, the Company had net operating loss carryforwards available for U.S. tax purposes of approximately $167 million. These carryforwards expire through 2026. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Due to various significant changes in our ownership interests, as defined in the Internal Revenue Code of 1986, as amended, we have substantially limited the availability of our net operating loss carryforwards. These net operating loss carryforwards may be further adversely impacted if the Proposed Tralliance Transaction is consummated. There can be no assurance that we will be able to utilize any net operating loss carryforwards in the future.

DISCONTINUED OPERATIONS

The loss from discontinued operations totaled approximately $729 thousand for the year ended December 31, 2007 as compared to a loss of $10.1 million for the year ended December 31, 2006, and is summarized as follows:

		VoIP
	Computer	Telephony
	Games	Services	Total
Year ended December 31, 2007:
Net revenue	$634,164.00	$630.00	$634,794.00
Operating expenses	$783,458.00	$707,567.00	$1,491,025.00
Other income, net	$34,556.00	$92,435.00	$126,991.00
Loss from discontinued operations	$(114,738.00)	$(614,502.00)	$(729,240.00)

		VoIP
	Computer	Telephony
	Games	Services	Total
Year ended December 31, 2006:
Net revenue	$2,038,649.00	$34,638.00	$2,073,287.00
Operating expenses	$2,762,146.00	$9,409,967.00	$12,172,113.00
Other income (expense), net	$130,000.00	$(133,435.00)	$(3,435.00)
Loss from discontinued operations	$(593,497.00)	$(9,508,764.00)	$(10,102,261.00)

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

CONTINUING OPERATIONS

NET REVENUE. Net revenue from continuing operations totaled $1.4 million for the year ended December 31, 2006 as compared to $198 thousand for the year ended December 31, 2005. Tralliance, which was acquired in May 2005, began collecting fees for Internet domain name registrations in October 2005. Thus, the results of operations for 2006 include a full year of revenue recognition related to the operations of Tralliance versus three months of revenue recognition during 2005.

 COST OF REVENUE. Cost of revenue totaled $455 thousand for the year ended December 31, 2006 as compared to $86 thousand for the year ended December 31, 2005. Cost of revenue consists primarily of fees paid to third party service providers which furnish outsourced services, including verification of registration eligibility, maintenance of the “.travel” directory of consumer-oriented registrant travel data, as well as other services. Fees for some of these services vary based on transaction levels or transaction types. The results of operations for 2006 include a full year of cost of revenue related to the operations of Tralliance versus three months of costs during 2005, the principal factor contributing to the $368 thousand increase in cost of revenue as compared to the prior year. Cost of revenue as a percent of net revenue was approximately 32% for 2006 as compared to 44% for 2005. This was due in part to Tralliance performing more verifications of registration eligibility in-house during the last half of 2006.

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and related expenses of sales and marketing personnel, commissions, advertising and marketing costs, public relations expenses and promotional activities. Sales and marketing expenses totaled $3.1 million for the year ended December 31, 2006, versus the $488 thousand reported for 2005. On November 22, 2006, the Company entered into certain marketing services agreements with two entities and issued 10,000,000 warrants to the controlling shareholder of the entities as consideration. The fair value attributable to the warrants of $515 thousand, as calculated using the Black Scholes model, was charged to sales and marketing expenses of Tralliance as this is where the two entities have agreed to focus their marketing efforts. Excluding the charge related to the warrants, sales and marketing expenses of Tralliance totaled $2.6 million for the year ended December 31, 2006. During August 2006, Tralliance introduced its web portal and search engine, www.search.travel , through the use of a targeted television and Internet advertising campaign. As a result, total 2006 advertising costs of Tralliance increased $619 thousand from 2005 to a total of $678 thousand. In addition, during the third quarter of 2006, Tralliance engaged several outside parties to promote its registry operations and the www.search.travel website internationally, which resulted in the recognition of $442 thousand of consulting fees and related costs. The Company also reassigned personnel from its VoIP telephony services division during 2006 to perform marketing functions for Tralliance which resulted in a $508 thousand increase in sales and marketing personnel costs of Tralliance as compared to 2005. The remaining $538 thousand increase in Tralliance’s sales and marketing expenses as compared to the year ended December 31, 2005, consisted primarily of higher public relations, trade show and promotional costs.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and other personnel costs related to management, finance and accounting functions, facilities, outside legal and professional fees, information-technology consulting, directors and officers insurance, bad debt expenses and general corporate overhead costs. General and administrative expenses for the year ended December 31, 2006 were $4.5 million compared to $6.8 million in 2005. The decrease is principally due to $3.0 million in lower bonus awards to executive officers. General and administrative expenses of Tralliance increased $937 thousand a compared to 2005 due to increases in personnel costs of $340 thousand and travel and entertainment costs of $356 thousand. During 2006, we reassigned employees from the VoIP telephony services division in order to accommodate the increase in authentication and registration activity experienced by Tralliance. In order to increase awareness of the “.travel” top-level domain, we have increased our participation in travel industry meetings and conferences, both nationally and internationally, since the October 2005 launch of our “.travel” domain registry operations which was the principal factor contributing to the increase in travel and entertainment costs.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense totaled $262 thousand for the year ended December 31, 2006 as compared to $124 thousand for the prior year.

INTEREST INCOME (EXPENSE), NET. Interest income, net of interest expense, totaled $121 thousand for the year ended December 31, 2006. During the year ended December 31, 2005, we reported a total of $4.1 million of net interest expense. A total of $4.0 million of non-cash interest expense was recorded during 2005 related to the beneficial conversion features of the $4.0 million of secured demand convertible promissory notes issued by the Company during 2005.

OTHER INCOME (EXPENSE), NET. Other income, net, of $21 thousand was reported for 2006. Other expense, net, of $280 thousand reported for 2005 as a result of reserves provided against amounts loaned by the Company to Tralliance prior to its acquisition in May 2005.

INCOME TAXES. The income tax provision of $124 thousand recognized for continuing operations for the year ended December 31, 2006, resulted from additional state income taxes due upon the finalization of the Company’s 2005 consolidated tax returns. An income tax benefit of $7.8 million was recognized for continuing operations for the year ended December 31, 2005, as we were able to utilize our 2005 losses incurred by continuing operations, as well as losses from prior years, to partially offset the 2005 income and gain on sale of our discontinued operations.

DISCONTINUED OPERATIONS

The loss from discontinued operations totaled approximately $10.1 million for the year ended December 31, 2006 as compared to a loss of $7.6 million for the year ended December 31, 2005, and is summarized as follows:

		VoIP
	Computer	Telephony
	Games	Services	Total
Year ended December 31, 2006:
Net revenue	$2,038,649	$34,368	$2,073,287
Operating expenses	2,762,146	9,409,967	12,172,113
Other income (expense), net	130,000	(133,435)	(3,435)
Loss from discontinued operations	$(593,497)	$(9,508,764)	$(10,102,261)

		VoIP
	Computer	Telephony
	Games	Services	SendTec	Total
Year ended December 31, 2005:
Net revenue	$1,948,716	$248,789	$32,196,946	$34,394,451
Operating expenses	4,095,807	13,395,482	31,221,281	48,712,570
Other income (expense), net	2,481	(1,011)	38,765	40,235
Income tax provision (benefit)	(813,687)	(5,004,313)	945,629	(4,872,371)
Loss from operations, net of tax	(1,330,923)	(8,143,391)	68,801	(9,405,513)
Gain on SendTec sale, net of tax	-	-	1,769,531	1,769,531
Loss from discontinued operations	$(1,330,923)	$(8,143,391)	$1,838,332	$(7,635,982)

During 2006, the Company implemented various cost reduction programs which decreased the operating expenses and operating losses incurred by its computer games and VoIP telephony services for the year ended December 31, 2006 compared to the year ended December 31, 2005. On October 31, 2005, the Company sold its SendTec marketing services business resulting in a gain on sale of approximately $1.8 million, net of an income tax provision of approximately $13.2 million. Such income tax provision was related to the utilization of operating losses to partially offset income taxes that would have otherwise been due on the gain. In this connection, income tax benefits totaling approximately $5.8 million were also allocated to the Company’s computer games and VoIP telephony services businesses during 2005.

LIQUIDITY AND CAPITAL RESOURCES

FUTURE AND CRITICAL NEED FOR CAPITAL

For the reasons described below, Company management does not believe that cash on hand and cash flow generated internally by the Company will be adequate to fund the operation of its businesses beyond a short period of time. Additionally, we have received a report from our independent registered public accountants, relating to our December 31, 2007 audited financial statements, containing an explanatory paragraph stating that our recurring losses from operations and our accumulated deficit raise substantial doubts about our ability to continue as a going concern.

During the year ended December 31, 2007, the Company was able to continue operating as a going concern due principally to funding of $1.25 million received from the sale of secured convertible demand promissory notes to an entity controlled by Michael Egan, its Chairman and Chief Executive Officer. Additionally, in December 2007, funding of $380 thousand was provided from the sale of all of the Company’s rights related to its www.search.travel domain name and website to an entity controlled by Mr. Egan. At December 31, 2007, the Company had a net working capital deficit of approximately $9.4 million, inclusive of a cash and cash equivalents balance of approximately $631 thousand. Such working capital deficit included an aggregate of $4.65 million in secured convertible demand debt and related accrued interest of approximately $955 thousand due to entities controlled by Mr. Egan (See Note 8, “Debt” and Note 14, “Related Party Transactions” in the accompanying Notes to Consolidated Financial Statements for further details). Additionally, such working capital deficit included approximately $1.9 million of net liabilities of discontinued operations, with a significant portion of such liabilities related to charges which are disputed by the Company.

Notwithstanding previous cost reduction actions taken by the Company and its decision to shutdown its unprofitable computer games and VoIP telephony services businesses in March 2007 (see Note 3, “Discontinued Operations” in the accompanying Notes to Consolidated Financial Statements), the Company continues to incur substantial consolidated net losses, although reduced in comparison with prior periods, and management believes that the Company will continue to be unprofitable in the foreseeable future. Based upon the Company’s current financial condition, as discussed above, and without the infusion of additional capital, management does not believe that the Company will be able to fund its operations beyond the end of the second quarter of 2008.

As more fully discussed in Note 16, “Subsequent Events” in the Notes to Consolidated Financial Statements, on February 1, 2008, the Company announced that it had entered into a letter of intent to sell substantially all of the business and net assets of its Tralliance Corporation subsidiary and to issue approximately 269 million shares of its common stock to an entity controlled by Mr. Egan (the “Proposed Tralliance Transaction”). In the event that this Proposed Tralliance Transaction is consummated, all of the Company’s remaining secured and unsecured debt owed to entities controlled by Mr. Egan (which was approximately $5.6 million and $400 thousand at December 31, 2007, respectively) will be exchanged or cancelled. Additionally, the consummation of the Proposed Tralliance Transaction would result in significant reductions in the Company’s cost structure, based upon the elimination of Tralliance’s operating expenses. Although substantially all of Tralliance’s revenue would also be eliminated, approximately 10% of Tralliance’s future net revenue through May 5, 2015 would essentially be retained through the contemplated net revenue earn-out provisions of the Proposed Tralliance Transaction. Additionally, the consummation of the Proposed Tralliance Transaction would increase Mr. Egan’s ownership in the Company to approximately 84% (assuming exercise of all outstanding stock options and warrants) and would significantly dilute all other existing shareholders. The foregoing description is preliminary in nature and there may be significant changes between such preliminary terms and the terms of any final definitive purchase agreement.

Management expects that the consummation of the Proposed Tralliance Transaction will significantly reduce the amount of net losses currently being sustained by the Company. However, management does not believe that the consummation of the Proposed Tralliance Transaction will, in itself, allow the Company to become profitable and generate operating cash flows sufficient to fund its operations and pay its existing current liabilities (including those liabilities related to its discontinued operations) in the foreseeable future. Accordingly, assuming that the Proposed Tralliance Transaction is consummated, management believes that additional capital infusions (although reduced in comparison with the amounts of capital required during the Company’s recent past) will continue to be needed in order for the Company to continue to operate as a going concern.

In the event that the Proposed Tralliance Transaction is not consummated, management expects that significantly more capital will need to be invested in the Company in the near term than would be required in the event that the Proposed Tralliance Transaction is consummated. Also, inasmuch as substantially all of the assets of the Company and its subsidiaries secure the convertible demand debt owed to entities controlled by Mr. Egan, in connection with any resulting proceeding to collect this debt, such entities could seize and sell the assets of the Company and it subsidiaries, any or all of which would have a material adverse effect on the financial condition and future operations of the Company, including the potential bankruptcy or cessation of business of the Company.

It is our preference to avoid filing for protection under the U.S. Bankruptcy Code. However, in order to continue operating as a going concern for any length of time beyond the second quarter of 2008, we believe that we must quickly raise capital. Although there is no commitment to do so, any such funds would most likely come from Michael Egan or affiliates of Mr. Egan or the Company as the Company currently has no access to credit facilities with traditional third parties and has historically relied upon borrowings from related parties to meet short-term liquidity needs. Any such capital raised would not be registered under the Securities Act of 1933 and would not be offered or sold in the United States absent registration requirements. Further, any securities issued (or issuable) in connection with any such capital raise will likely result in very substantial dilution of the number of outstanding shares of the Company’s common stock.

The amount of capital required to be raised by the Company will be dependent upon a number of factors, including (i) whether or not the Proposed Tralliance Transaction is consummated; (ii) our ability to increase Tralliance net revenue levels; (iii) our ability to control and reduce operating expenses; and (iv) our ability to successfully settle disputed and other outstanding liabilities related to our discontinued operations. There can be no assurance that the Proposed Tralliance Transaction will be consummated nor that the Company will be successful in raising a sufficient amount of capital, executing any of its current or future business plans or in continuing to operate as a going concern on a long-term basis.

The shares of our Common Stock were delisted from the NASDAQ national market in April 2001 and are now traded in the over-the-counter market on what is commonly referred to as the electronic bulletin board or OTCBB. Since the trading price of our Common Stock is less than $5.00 per share and our net tangible assets are less than $2.0 million, trading in our Common Stock is also subject to the requirements of Rule 15g-9 of the Exchange Act.. Under Rule 15g-9, brokers who recommend penny stocks to persons who are not established customers and accredited investors, as defined in the Exchange Act, must satisfy special sales practice requirements, including requirements that they make an individualized written suitability determination for the purchaser; and receive the purchaser's written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosures in connection with any trades involving a penny stock, including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated with that market. Such requirements may severely limit the market liquidity of our Common Stock and the ability of purchasers of our equity securities to sell their securities in the secondary market. We may also incur additional costs under state blue sky laws if we sell equity due to our delisting.

CASH FLOW ITEMS

YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006

As of December 31, 2007, we had approximately $631 thousand in cash and cash equivalents as compared to $5.3 million as of December 31, 2006. Net cash and cash equivalents used in operating activities of continuing operations were $3.3 million and $5.8 million for the years ended December 31, 2007 and 2006, respectively. The period-to-period decrease in net cash and cash equivalents used in operating activities of continuing operations resulted primarily from the impact of lower net losses from continuing operations in 2007 compared to 2006, as well as higher non-cash expenses and favorable working capital changes in 2007 compared to 2006. The operating activities of discontinued operations used approximately $3.2 million of net cash and cash equivalents during 2007 compared to a use of $6.5 million in 2006, with such cash usage decrease due primarily to the shutdown of the unprofitable operations of the Company’s Computer Games and VoIP telephony services businesses in March 2007.

Net cash and cash equivalents provided by investing activities were $520 thousand during the year ended December 31, 2007 resulting from proceeds of $380 thousand received from the sale of search.travel in December 2007 as well as proceeds received from the sale of property and equipment of discontinued operations throughout 2007. In the year ended December 31, 2006 $1.2 million was generated from investing activities As a result of the October 2005 sale of the SendTec business, we were required to place $1.0 million of cash in an escrow account to secure our indemnification obligations. In March 2006, pursuant to the related escrow agreement, $750 thousand of the escrow funds were released to the Company, with the remaining $250 thousand released in December 2006. The remaining $32 thousand in escrow funds released during 2006 represented funds which had been held in escrow in connection with sweepstakes promotions conducted by the VoIP telephony services division. In addition, during 2006, we received proceeds of $138 thousand from the sale of certain VoIP property and equipment and $130 thousand from the sale of our Now Playing magazine publication and website.

During 2007, cash flows from financing activities of $1.25 million resulted from the issuance of secured convertible demand promissory notes to an entity controlled by the Company’s Chairman.

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

As of December 31, 2006, we had approximately $5.3 million in cash and cash equivalents as compared to $16.5 million, excluding $1.0 million of funds held in escrow, as of December 31, 2005. Net cash and cash equivalents used in operating activities of continuing operations were $5.8 million and $5.3 million, for the years ended December 31, 2006 and 2005, respectively. The operating activities of discontinued operations used approximately $6.5 million of net cash and cash equivalents during 2006 compared to a use of $9.4 million during 2005, principally reflecting decreases in operating losses incurred by our discontinued computer games and VoIP telephony services businesses in 2006 compared to 2005.

Net cash and cash equivalents of $1.2 million were provided by investing activities of during the year ended December 31, 2006. As a result of the October 2005 sale of the SendTec business, we were required to place $1.0 million of cash in an escrow account to secure our indemnification obligations. In March 2006, pursuant to the related escrow agreement, $750 thousand of the escrow funds were released to the Company, with the remaining $250 thousand released in December 2006. The remaining $32 thousand in escrow funds released during 2006 represented funds which had been held in escrow in connection with sweepstakes promotions conducted by the VoIP telephony services division. In addition, during 2006, we received proceeds of $138 thousand from the sale of certain VoIP property and equipment and $130 thousand from the sale of our Now Playing magazine publication and website. During 2005, our continuing operations used a total of $1.2 million in investing activities, including the $1.0 million in funds placed in escrow as a result of the SendTec sale mentioned above and $280 thousand of loans to Tralliance prior to its acquisition by the Company.

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

CAPITAL TRANSACTIONS

On May 29, 2007, Dancing Bear Investments, Inc. (“Dancing Bear”), an entity which is controlled by the Company’s Chairman and Chief Executive Officer, entered into a note purchase agreement (the “2007 Agreement”) with the Company pursuant to which it acquired convertible demand promissory notes (the “2007 Convertible Notes”) totaling $1.25 million during the year ended December 31, 2007.

The 2007 Convertible Demand Notes are convertible at anytime prior to payment into shares of the Company’s Common Stock at the rate of $0.01 per share.  The conversion price of the 2007 Convertible Demand Notes is subject to adjustment upon the occurrence of certain events, including with respect to stock splits or combinations.  Assuming full conversion of all 2007 Convertible Demand Notes that are outstanding at December 31, 2007 at the initial conversion rate, and without regard to potential anti-dilutive adjustments resulting from stock splits and the like, 125 million shares of Common Stock would be issued.  The 2007 Convertible Demand Notes are due five days after demand for payment by Dancing Bear and are secured by a pledge of all of the assets of the Company and its subsidiaries, subordinate to existing liens on such assets.  The 2007 Convertible Notes bear interest at the rate of ten percent per annum.  Additionally, under the terms of the Agreement, the Dancing Bear was granted certain demand and certain “piggy-back” registration rights in the event that Dancing Bear exercises its option to convert any of the 2007 Convertible Notes.

On November 22, 2006, the Company entered into certain Marketing Services Agreements (the “Marketing Services Agreements”) with two entities whereby the entities agreed to market certain of the Company’s products in exchange for certain commissions and promotional fees and which granted the Company exclusive right to certain uses of a trade name in connection with certain of the Company’s websites. Additionally, on November 22, 2006, in connection with the Marketing Services Agreements, the Company entered into a Warrant Purchase Agreement with Carl Ruderman, the controlling shareholder of the entities. The Warrant Purchase Agreement provides for the issuance to Mr. Ruderman of one warrant to purchase 5 million shares of the Company’s Common Stock at an exercise price of $0.15 per share with a three year term and a second warrant to purchase 5 million shares of the Company’s Common Stock at an exercise price of $0.15 per share with a term of four years. Each warrant provides for the extension of the exercise term by an additional three years if certain criteria are met under the Marketing Services Agreements. The Warrant Purchase Agreement grants to Mr. Ruderman “piggy-back” registration rights with respect to the shares of the Company’s Common Stock issuable upon exercise of the warrants.

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

The Company originally acquired SendTec on September 1, 2004. In exchange for all of the issued and outstanding shares of capital stock of SendTec, the Company paid consideration consisting of: (i) $6 million in cash, excluding transaction costs, (ii) the issuance of an aggregate of 17,500,024 shares of the Company’s Common Stock, (iii) the issuance of an aggregate of 175,000 shares of Series H Automatically Converting Preferred Stock (which was converted into 17,500,500 shares of the Company’s Common Stock effective December 1, 2004, the effective date of the amendment to the Company’s certificate of incorporation increasing its authorized shares of Common Stock from 200,000,000 shares to 500,000,000 shares), and (iv) the issuance of a subordinated promissory note in the amount of approximately $1 million.

On May 9, 2005, we exercised our option to acquire all of the outstanding capital stock of Tralliance. The purchase price consisted of the issuance of 2 million shares of our Common Stock, warrants to acquire 475 thousand shares of our Common Stock and $40 thousand in cash. The warrants are exercisable for a period of five years at an exercise price of $0.11 per share. As part of the transaction, 10 thousand shares of our Common Stock were also issued to a third party in payment of a finder’s fee resulting from the acquisition. The Common Stock issued as a result of the acquisition of Tralliance is entitled to certain "piggy-back" registration rights.

On April 22, 2005, E&C Capital Partners, LLLP and E&C Capital Partners II, LLLP (the "E&C Partnerships"), entities controlled by the Company's Chairman and Chief Executive Officer, entered into a note purchase agreement (the "2005 Agreement") with theglobe pursuant to which they acquired secured demand convertible promissory notes (the "2005 Convertible Notes") in the aggregate principal amount of $1.5 million. Under the terms of the 2005 Agreement, the E&C Partnerships were also granted the optional right, for a period of 90 days from the date of the 2005 Agreement, to purchase additional 2005 Convertible Notes such that the aggregate principal amount of 2005 Convertible Notes issued under the 2005 Agreement could total $4.0 million (the "2005 Option"). On June 1, 2005, the E&C Partnerships exercised a portion of the 2005 Option and acquired an additional $1.5 million of 2005 Convertible Notes. On July 18, 2005, the E&C Partnerships exercised the remainder of the 2005 Option and acquired an additional $1.0 million of 2005 Convertible Notes.

The 2005 Convertible Demand Notes are convertible at the option of the E&C Partnerships into shares of our Common Stock at an initial price of $0.05 per share. Through December 31, 2007, an aggregate of $600 thousand of 2005 Convertible Notes were converted by the E&C Partnerships into an aggregate of 12 million shares of our Common Stock. Assuming full conversion of all Convertible Notes which remain outstanding as of December 31, 2007, an additional 68 million shares of our Common Stock would be issued to the E&C Partnerships. The 2005 Convertible Notes provide for interest at the rate of ten percent per annum and are secured by a pledge of substantially all of the assets of the Company. The 2005 Convertible Notes are due and payable five days after demand for payment by the E&C Partnerships.

CONTRACTUAL OBLIGATIONS

The following table summarizes theglobe’s contractual obligations as of December 31, 2007. These contractual obligations are more fully disclosed in Note 8, “Debt,” and Note 12, “Commitments,” in the accompanying Notes to Consolidated Financial Statements.

	Payments Due By Period
		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
Notes payable*	$4,650,000	$4,650,000	$—	$—	$—
Registry commitments	959,000	235,000	220,000	220,000	284,000
Operating leases	11,500	6,900	4,600	—	—
Total contractual obligations	$5,620,500	$4,891,900	$224,600	$220,000	$284,000

* Excludes accrued and unpaid interest of approximately $955,000 as of December 31, 2007.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2007, we did not have any material off-balance sheet arrangements that have or are reasonably likely to have a material effect on our current or future financial condition, revenues or expenses, results of operations, liquidity, or capital resources.

EFFECTS OF INFLATION

Due to relatively low levels of inflation in 2007, 2006 and 2005, inflation has not had a significant effect on our results of operations.

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. At December 31, 2007, a significant portion of our net liabilities of discontinued operations relate to charges that have been disputed by the Company and for which estimates have been required. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

Certain of our accounting policies require higher degrees of judgment than others in their application. These include revenue recognition, valuation of accounts receivable, valuation of intangible and other long-lived assets and capitalization of computer software costs. Our accounting policies and procedures related to these areas are summarized below.

REVENUE RECOGNITION

The Company's revenue from continuing operations was derived principally from the sale of Internet domain registrations. There is no certainty that events beyond anyone's control such as economic downturns or significant decreases in the demand for our Internet domain registration services will not occur and accordingly, cause significant decreases in revenue. Internet services net revenue consists principally of registration fees for Internet domain registrations, which generally have terms of one year, but may be up to ten years. Such registration fees are reported net of transaction fees paid to an unrelated third party which serves as the registry operator for the Company. Net registration fee revenue is recognized on a straight line basis over the registrations term.

VALUATION OF ACCOUNTS RECEIVABLE

Provisions for the allowance for doubtful accounts are made based on historical loss experience adjusted for specific credit risks. Measurement of such losses requires consideration of the Company's historical loss experience, judgments about customer credit risk, subsequent period collection activity, and the need to adjust for current economic conditions.

LONG-LIVED ASSETS

The Company's long-lived assets primarily consist of property and equipment, capitalized costs of internal-use software, values attributable to covenants not to compete, and acquired technology.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the FASB issued SFAS 141R, “Business Combinations” (“SFAS 141R”) which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R requires, among other things, that in a business combination achieved through stages (sometimes referred to as a “step acquisition”) that the acquirer recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with this Statement).

SFAS 141R also requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual, which in most types of business combinations will result in measuring goodwill as the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect that the adoption of SFAS 141R will have a material impact on our financial statements. The Company does not believe that SFAS 141R will have a material impact on its financial statements.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). This Statement changes the way the consolidated income statement is presented. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. Currently, net income attributable to the non-controlling interest generally is reported as an expense or other deduction in arriving at consolidated net income. It also is often presented in combination with other financial statement amounts. SFAS 160 results in more transparent reporting of the net income attributable to the non-controlling interest. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not believe that SFAS 160 will have a material impact on its financial statements.

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

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” which clarifies accounting for and disclosure of uncertainty in tax positions. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN No. 48 did not have a material effect on consolidated financial position, cash flows and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk. Interest rate risk refers to fluctuations in the value of a security resulting from changes in the general level of interest rates. Investments that we classify as cash and cash equivalents have original maturities of three months or less and therefore, are not affected in any material respect by changes in market interest rates. At December 31, 2007, debt was composed of $4.65 million of fixed rate instruments due to affiliates on demand with an aggregate average interest rate of 10.0%.

Foreign Currency Risk. We transact business in U.S. dollars. Foreign currency exchange rate fluctuations do not have a material effect on our results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

THEGLOBE.COM, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

PAGE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

CONSOLIDATED FINANCIAL STATEMENTS

BALANCE SHEETS	F-3

STATEMENTS OF OPERATIONS	F-4

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE
INCOME (LOSS)	F-5

STATEMENTS OF CASH FLOWS	F-6

NOTES TO FINANCIAL STATEMENTS	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
theglobe.com, inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of theglobe.com, inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of theglobe.com, inc. and Subsidiaries as of December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States.

The accompanying 2007 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring net losses and has a significant deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RACHLIN LLP

Fort Lauderdale, Florida
March 26, 2008

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
ASSETS

Current Assets:
Cash and cash equivalents	$631,198	$5,316,218
Due from affiliate	412,050	-
Accounts receivable	12,213	45,870
Prepaid expenses	173,794	358,701
Other current assets	8,735	13,001
Net assets of discontinued operations	30,000	960,280

Total current assets	1,267,990	6,694,070

Property and equipment, net	35,748	144,216
Intangible assets, net	368,777	526,824
Other assets	40,000	40,000

Total assets	$1,712,515	$7,405,110

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$682,829	$507,578
Accrued expenses	1,989,106	1,484,669
Deferred revenue	1,443,589	1,222,705
Notes payable due to affiliates	4,650,000	3,400,000
Net liabilities of discontinued operations	1,902,344	5,160,872

Total current liabilities	10,667,868	11,775,824

Deferred revenue	401,248	232,433

Total liabilities	11,069,116	12,008,257

Stockholders' Deficit:
Common stock, $0.001 par value; 500,000,000
shares authorized; 172,484,838 shares
issued at December 31, 2007 and at	172,485	172,485
December 31,2006
Additional paid in capital	290,486,232	289,088,557
Accumulated deficit	(300,015,318)	(293,864,189)

Total stockholders' deficit	(9,356,601)	(4,603,147)

Total liabilities and stockholders' deficit	$1,712,515	$7,405,110

See notes to consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005

Net Revenue	$2,230,270	$1,408,737	$197,873

Operating Expenses:
Cost of revenue	420,129	454,563	86,486
Sales and marketing	1,905,486	3,109,533	488,275
General and administrative	3,886,025	4,471,848	6,750,225
Depreciation	81,606	73,980	48,509
Intangible asset amortization	158,047	188,211	75,201
Total Operating Expenses	6,451,293	8,298,135	7,448,696

Operating Loss from Continuing Operations	(4,221,023)	(6,889,398)	(7,250,823)

Other Income (Expenses), net:
Interest income (expense), net	(1,590,795)	121,114	(4,138,781)
Other income (expense), net	389,929	21,130	(280,000)
	(1,200,866)	142,244	(4,418,781)

Loss from Continuing Operations Before Income Tax	(5,421,889)	(6,747,154)	(11,669,604)

Income Tax Provision (Benefit)	-	124,313	(7,795,538)
Loss from Continuing Operations	(5,421,889)	(6,871,467)	(3,874,066)

Discontinued Operations, net of tax:
Loss from operations	(729,240)	(10,102,261)	(9,405,513)
Gain on sale of discontinued operations	-	-	1,769,531
Loss from Discontinued Operations	(729,240)	(10,102,261)	(7,635,982)

Net Loss	$(6,151,129)	$(16,973,728)	$(11,510,048)

Earnings (Loss) Per Share:
Basic and Diluted:
Continuing Operations	$(0.03)	$(0.04)	$(0.02)
Discontinued Operations	$(0.01)	$(0.06)	$(0.04)
Net Loss	$(0.04)	$(0.10)	$(0.06)

Weighted Average Common Shares Outstanding	172,485,000	174,674,000	182,539,000

See notes to consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AND COMPREHENSIVE INCOME (LOSS)

				Additional
	Preferred	Common Stock		Paid-in	Escrow	Treasury	Accumulated
	Stock	Shares	Amount	Capital	Shares	Stock	Deficit	Total

Balance, December 31, 2004	$-	174,315,678	$174,316	$282,289,404	$-	$(371,458)	$(260,574,874)	$21,517,388
Year Ended December 31, 2005:
Net loss	-	-	-	-	-	-	(11,510,048)	(11,510,048)
Issuance of common stock:
Settlement of contractual
obligation	-	300,000	300	73,950	-	-	-	74,250
Acquisition of Tralliance	-	2,010,000	2,010	196,877	-	-	-	198,887
Conversion of convertible notes	-	12,000,000	12,000	588,000	-	-	-	600,000
Exercise of stock options	-	2,001,661	2,001	164,840	-	-	-	166,841
Exercise of warrants	-	11,051,403	11,051	-	-	-	-	11,051
Beneficial conversion features
of 2005 Convertible Notes	-	-	-	4,000,000	-	-	-	4,000,000
Employee stock-based compensation	-	-	-	48,987	-	-	-	48,987
Issuance of stock options to
non-employees	-	-	-	176,050	-	-	-	176,050
Stock-based compensation
related to SendTec	-	-	-	455,054	-	-	-	455,054
Issuance of escrow shares	-	2,272,727	2,273	747,727	(750,000)	-	-	-
Redemption of common stock	-	-	-	-	-	(4,043,074)	-	(4,043,074)
Repurchase of vested stock options	-	-	-	-	-	-	(420,585)	(420,585)
Retirement of treasury stock	-	(29,578,378)	(29,578)	-	-	4,414,532	(4,384,954)	-
Balance, December 31, 2005	-	174,373,091	174,373	288,740,889	(750,000)	-	(276,890,461)	11,274,801

Year Ended December 31, 2006:
Net loss	-	-	-	-	-	-	(16,973,728)	(16,973,728)
Issuance of common stock for
services rendered	-	35,000	35	3,115	-	-	-	3,150
Issuance of warrants	-	-	-	515,262	-	-	-	515,262
Exercise of stock options	-	349,474	350	18,070	-	-	-	18,420
Employee stock-based compensation	-	-	-	449,749	-	-	-	449,749
Issuance of stock options to
non-employees	-	-	-	109,199	-	-	-	109,199
Retirement of escrow shares	-	(2,272,727)	(2,273)	(747,727)	750,000	-	-	-
Balance, December 31, 2006	-	172,484,838	172,485	289,088,557	-	-	(293,864,189)	(4,603,147)

Year Ended December 31, 2007:
Net loss	-	-	-	-	-	-	(6,151,129)	(6,151,129)
Employee stock-based compensation	-	-	-	140,549	-	-	-	140,549
Issuance of stock options to
non-employees	-	-	-	7,126	-	-	-	7,126
Beneficial conversion features
of 2007 Convertible Notes	-	-	-	1,250,000	-	-	-	1,250,000
Balance, December 31, 2007	$-	172,484,838	$172,485	$290,486,232	$-	$-	$(300,015,318)	$(9,356,601)

See notes to consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	Year ended December 31,
	2007	2006	2005
Cash Flows from Operating Activities:
Net loss	$(6,151,129)	$(16,973,728)	$(11,510,048)
Loss from discontinued operations	729,240	10,102,261	7,635,982
Net loss from continuing operations	(5,421,889)	(6,871,467)	(3,874,066)
Adjustments to reconcile net loss from continuing operations to net cash flows from operating activities:
Depreciation and amortization	239,653	262,191	123,710
Non-cash interest expense	1,250,000	-	4,000,000
Employee stock compensation expense	140,549	449,749	48,987
Stock compensation to non-employees	7,126	109,199	176,090
Gain on sale of search.travel	(379,791)	-	-
Non-cash expense related to the issuance of warrants	-	515,262	-
Reserve against amounts loaned Tralliance prior to acquisition	-	-	280,000
Deferred tax benefit	-	-	(7,795,538)
Other, net	(209)	(17,980)	(130,366)
Changes in operating assets and liabilities:

Accounts receivable	33,657	(45,870)	-
Prepaid and other current assets	(222,877)	172,861	(284,931)
Accounts payable	175,251	(221,125)	474,367
Accrued expenses and other current liabilities	504,437	206,060	674,438
Income taxes payable	-	(806,406)	-
Deferred revenue	389,699	398,119	1,057,019

Net cash flows from operating activities of continuing operations	(3,284,394)	(5,849,407)	(5,250,290)
Net cash flows from operating activities of discontinued operations	(3,171,074)	(6,516,469)	(9,402,722)
Net cash flows from operating activities	(6,455,468)	(12,365,876)	(14,653,012)

Cash Flows from Investing Activities:
Purchases of property and equipment	(26,345)	(74,003)	(119,862)
Proceeds from the sale of search.travel	380,000	-	-
Net cash balances released from/ (placed in) escrow	-	1,031,764	(938,357)
Amounts loaned to Tralliance prior to acquisition	-	-	(280,000)
Other, net	-	-	119,814
Net cash flows from investing activities of continuing operations	353,655	957,761	(1,218,405)
Net cash flows from investing activities of discontinued operations:
Net proceeds from sale of SendTec	-	-	34,762,384
Redemption agreement payment allocation to SendTec sale	-	-	(7,560,872)
Proceeds from the sale of property and equipment	166,793	137,626	-
Purchases of property and equipment by discontinued operations	-	(12,155)	(360,423)
Proceeds from the sale of the Now Playing magazine	-	130,000	-
Net cash flows from investing activities	520,448	1,213,232	25,622,684

Cash Flows from Financing Activities:
Borrowing on notes payable	1,250,000	-	4,000,000
Payments on notes payable and long-term debt	-	(30,218)	(1,358,623)
Redemption of common stock	-	-	(4,043,074)
Proceeds from exercise of stock options and warrants	-	18,420	177,892

Net cash flows from financing activities	1,250,000	(11,798)	(1,223,805)

Net change in cash & equivalents	(4,685,020)	(11,164,442)	9,745,867

Cash & equivalents at beginning of period	5,316,218	16,480,660	6,734,793

Cash & equivalents at end of period	$631,198	$5,316,218	$16,480,660

See notes to consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Continued)

	Year Ended December 31,
	2007	2006	2005
Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:
Interest	$3,903	$12,958	$87,140

Income taxes	$-	$930,719	$-

Supplemental Disclosure of Non-Cash Transactions:
Conversion of debt and equity securities into common stock	$-	$-	$600,000

Additional paid-in capital attributable to the beneficial conversion
features of debt and equity securities	$1,250,000	$-	$4,000,000

Common stock and warrants issued in connection with the
acquisition of Tralliance Corporation	$-	$-	$198,887

Common stock issued in connection with the settlement of a
contractual obligation	$-	$-	$74,250

See notes to consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE COMPANY

theglobe.com, inc. (the "Company" or "theglobe") was incorporated on May 1, 1995 (inception) and commenced operations on that date. Originally, theglobe.com was an online community with registered members and users in the United States and abroad. That product gave users the freedom to personalize their online experience by publishing their own content and by interacting with others having similar interests. However, due to the deterioration of the online advertising market, the Company was forced to restructure and ceased the operations of its online community on August 15, 2001. The Company then sold most of its remaining online and offline properties. The Company continued to operate its Computer Games print magazine and the associated CGOnline website ( www.cgonline.com ), as well as the e-commerce games distribution business of Chips & Bits, Inc. ( www.chipsbits.com ). On June 1, 2002, Chairman Michael S. Egan and Director Edward A. Cespedes became Chief Executive Officer and President of the Company, respectively.

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

On September 1, 2004, the Company acquired SendTec, Inc. ("SendTec"), a direct response marketing services and technology company for a total purchase price of approximately $18,400,000. As more fully discussed in Note 3, "Discontinued Operations”, on October 31, 2005, the Company completed the sale of all of the business and substantially all of the net assets of SendTec for approximately $39,850,000 in cash.

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

As more fully discussed in Note 3, “Discontinued Operations”, in March 2007, management and the Board of Directors of the Company made the decision to cease all activities related to its Computer Games businesses, including discontinuing the operations of its magazine publications, games distribution business and related websites. In addition, in March 2007, management and the Board of Directors of the Company decided to discontinue the operating, research and development activities of its VoIP telephony services business and terminate all of the remaining employees of that business.

As of December 31, 2007, the Company managed a single line of business, Internet Services, consisting of Tralliance. See Note 16, “Subsequent Events,” regarding a proposed transaction whereby the Company would sell its Tralliance subsidiary and issue approximately 269,000,000 shares of its common stock to a company controlled by Michael S. Egan, the Company’s Chairman and Chief Executive Officer.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries from their respective dates of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions relate to estimates of collectability of accounts receivable, the valuations of fair values of options and warrants, the impairment of long-lived assets, accounts payable and accrued expenses and other factors. Actual results could differ from those estimates. In addition, the accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business (See Note 2, “Going Concern Considerations”).

CASH AND CASH EQUIVALENTS

Cash equivalents consist of money market funds and highly liquid short-term investments with qualified financial institutions. The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents.

MARKETABLE SECURITIES

The Company accounts for its investment in debt and equity securities at amortized cost in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At December 31, 2007 the Company had no investments in debt or equity securities. At December 31, 2006, the Company had investments in Commercial Paper that were classified as held-to-maturity totaling $995,561 at cost and $999,704 on an amortized cost basis. During the years ended December 31, 2007, 2006 and 2005, the Company had no significant gross realized gains or losses on sales of securities.

DUE FROM AFFILIATE

Due from affiliate at December 31, 2007 consists of receivables totaling $412,050 due from a related party in connection with a Bulk Registration Co-Marketing Agreement entered into between such related party and the Company in December 2007 (see Note 14, “Related Party Transactions” for further details). The $412,050 related party receivable was collected in full during the first quarter of 2008.

PREPAID EXPENSES

Prepaid expenses consist primarily of fees paid to Tralliance third party service providers for various services related to domain name registrations. Fees for some of these services vary based on transaction levels or transaction types. Such fees are amortized to cost of revenue over the term of the related domain name registration. Prepaid expenses also consist of prepaid costs paid for insurance, travel, and technology licenses, which are amortized to expense based upon the terms of the underlying service contracts.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of certain of the Company's financial instruments, including cash, cash equivalents, restricted cash, marketable securities, accounts receivable, accounts payable, accrued expenses and short-term deferred revenue, approximate their fair value at December 31, 2007 and 2006 due to their short maturities.

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

Long-lived assets are stated at cost, net of accumulated depreciation and amortization. Long-lived assets are depreciated using the straight-line method over the estimated useful lives of the related assets, as follows:

Estimated Useful Lives
Capitalized software Equipment Furniture and fixtures Leasehold improvements Intangible assets	3 years 3 years 3-7 years 3-4 years 5 years

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

CONCENTRATION OF CREDIT RISK

Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, trade accounts receivable and receivables from a related party. The Company maintains its cash and cash equivalents with various financial institutions and invests its funds among a diverse group of issuers and instruments. The Company performs ongoing credit evaluations of its customers' financial condition, monitors receivable collection activity and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information. Concentration of credit risk in the Company’s Internet services division is generally limited due to the large number of customers of the business.

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

Advertising on the Company’s www.search.travel website was generally sold at a flat rate for a stated time period and was recognized on a straight-line basis over the term of the advertising contract.

Discontinued Operations

COMPUTER GAMES BUSINESSES

Advertising revenue from the sale of print advertisements under short-term contracts in the Company’s magazine publications was recognized at the on-sale date of the magazines.

Newsstand sales of the Company’s magazine publications were recognized at the on-sale date of the magazines, net of provisions for estimated returns. Subscription revenue, net of agency fees, was deferred when initially received and recognized as income ratably over the subscription term.

Sales of games and related products from the Company’s online store were recognized as revenue when the product was shipped to the customer. Amounts billed to customers for shipping and handling charges were included in net revenue. The Company provided an allowance for returns of merchandise sold through its online store.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred and are included in sales and marketing expense. Advertising costs charged to continuing operations were approximately $158,000, $678,000 and $59,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

STOCK-BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation", supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, “Statement of Cash Flows.” The statement eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. The statement also requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and generally requires all companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. The Company adopted SFAS No. 123R effective January 1, 2006, using the modified prospective application method in accordance with the statement. This application requires the Company to record compensation expense for all awards granted to employees and directors after the adoption date and for the unvested portion of awards that are outstanding at the date of adoption. The Company’s consolidated financial statements as of and for the years ended December 31, 2007 and 2006, reflect the impact of SFAS No. 123R. In accordance with the modified prospective application method, the Company’s consolidated financial statements for prior periods have not been restated to reflect and do not include the impact of SFAS No. 123R.

Prior to January 1, 2006, the Company had historically followed SFAS No. 123, "Accounting for Stock-Based Compensation," which permitted entities to continue to apply the provisions of Accounting Principles Board Opinion No. 25 ("APB 25") and provide pro forma net earnings (loss) disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. Under this method, compensation expense was recorded on the date of grant only if the then current market price of the underlying stock exceeded the exercise price. The following table presents the Company's pro forma historical net loss for the year ended December 31, 2005 had the Company determined compensation cost based on the fair value at the grant date for all of its employee stock options issued under SFAS No. 123:

Year Ended December 31, 2005
Net loss - as reported	$(11,510,048)

Add: Stock-based employee compensation expense included in net loss as reported	502,217

Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(1,242,169)

Net loss - pro forma	$(12,250,000)

Basic net loss per share - as reported	$(0.06)
Basic net loss per share - pro forma	$(0.07)

During the year ended December 31, 2007, a total of 100,000 stock options were granted with a per share weighted-average fair value of $0.07. During the year ended December 31, 2006, a total of 6,130,000 stock options were granted with a per share weighted-average fair value of $0.14. A total of 5,922,250 stock options were granted during the year ended December 31, 2005 with a per share weighted-average fair value of $0.10. All stock options granted during 2007, 2006, and 2005 were granted at exercise prices which equaled the market price of the stock on the date of grant.

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

	Year Ended December 31,
	2007	2006	2005

Risk-free interest rate	4.85%	4.00 - 5.00%	3.00 - 4.00%
Expected term / life	6 years	3 - 6 years	3 - 5 years
Volatility	115%	115 - 150%	160%
Weighted average volatility	115%	140%	160%
Expected dividend rate	0	0	0

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

Due to the Company's net losses from continuing operations, the effect of potentially dilutive securities or common stock equivalents that could be issued was excluded from the diluted net loss per common share calculation due to the anti-dilutive effect. Such potentially dilutive securities and common stock equivalents consisted of the following for the periods ended:

	December 31,
	2007	2006	2005

Options to purchase common stock	16,341,000	20,143,000	15,373,000

Common shares issuable upon
conversion of Convertible Notes	193,000,000	68,000,000	68,000,000

Common shares issuable upon exercise
of Warrants	16,911,000	16,911,000	8,776,000

Total	226,252,000	105,054,000	92,149,000

COMPREHENSIVE INCOME (LOSS)

The Company reports comprehensive income (loss) in accordance with the SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income (loss) generally represents all changes in stockholders' equity during the year except those resulting from investments by, or distributions to, stockholders. The Company's comprehensive loss was approximately $6.2 million, $17.0 million and $11.5 million for the years ended December 31, 2007, 2006 and 2005, respectively, which approximated the Company's reported net loss.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS 141R, “Business Combinations” (“SFAS 141R”) which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R requires, among other things, that in a business combination achieved through stages (sometimes referred to as a “step acquisition”) that the acquirer recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with this Statement).

SFAS 141R also requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual, which in most types of business combinations will result in measuring goodwill as the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect that the adoption of SFAS 141R will have a material impact on our financial statements. The Company does not believe that SFAS 141R will have a material impact on its financial statements.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). This Statement changes the way the consolidated income statement is presented. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. Currently, net income attributable to the non-controlling interest generally is reported as an expense or other deduction in arriving at consolidated net income. It also is often presented in combination with other financial statement amounts. SFAS 160 results in more transparent reporting of the net income attributable to the non-controlling interest. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not believe that SFAS 160 will have a material impact on its financial statements.

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

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” which clarifies accounting for and disclosure of uncertainty in tax positions. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN No. 48 did not have a material effect on consolidated financial position, cash flows and results of operations.

RECLASSIFICATIONS

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the operations of the Company’s computer games, VoIP telephony services and its SendTec marketing services divisions have been accounted for in accordance with the provisions of SFAS No. 144 and the results of operations of these discontinued businesses have been included in income from discontinued operations for all periods presented.

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

During the year ended December 31, 2007, the Company was able to continue operating as a going concern due principally to funding of $1,250,000 received from the sale of secured convertible demand promissory notes to an entity controlled by Michael Egan, its Chairman and Chief Executive Officer. Additionally, in December 2007, additional funding of $380,000 was provided from the sale of all of the Company’s rights related to its www.search.travel domain name and website to an entity also controlled by Mr. Egan. At December 31, 2007, the Company had a net working capital deficit of approximately $9,400,000, inclusive of a cash and cash equivalents balance of approximately $631,000. Such working capital deficit included an aggregate of $4,650,000 in secured convertible demand debt and related accrued interest of approximately $955,000 due to entities controlled by Mr. Egan (See Note 8, “Debt” and Note 14, “Related Party Transactions” for further details). Additionally, such working capital deficit included approximately $1,900,000 of net liabilities of discontinued operations, with a significant portion of such liabilities related to charges which have been disputed by the Company.

Notwithstanding previous cost reduction actions taken by the Company and its decision to shutdown its unprofitable computer games and VoIP telephony services businesses in March 2007 (see Note 3, “Discontinued Operations” for further details), the Company continues to incur substantial consolidated net losses, although reduced in comparison with prior periods, and management believes that the Company will continue to be unprofitable in the foreseeable future. Based upon the Company’s current financial condition, as discussed above, and without the infusion of additional capital, management does not believe that the Company will be able to fund its operations beyond the end of the second quarter of 2008.

As more fully discussed in Note 16, “Subsequent Events”, on February 1, 2008, the Company announced that it had entered into a letter of intent to sell substantially all of the business and net assets of its Tralliance Corporation subsidiary and to issue approximately 269,000,000 shares of its common stock to an entity controlled by Mr. Egan (the “Proposed Tralliance Transaction”). In the event that this Proposed Tralliance Transaction is consummated, all of the Company’s remaining secured and unsecured debt owed to entities controlled by Mr. Egan (which was approximately $5,600,000 million and $400,000 at December 31, 2007, respectively) will be exchanged or cancelled. Additionally, the consummation of the Proposed Tralliance Transaction would also result in significant reductions in the Company’s cost structure, based upon the elimination of Tralliance’s operating expenses. Although substantially all of Tralliance’s revenue would also be eliminated, approximately 10% of Tralliance’s future net revenue through May 5, 2015 would be essentially retained through the contemplated net revenue earn-out provisions of the Proposed Tralliance Transaction. Additionally, the consummation of the Proposed Tralliance Transaction would increase Mr. Egan’s ownership in the Company to approximately 84% (assuming exercise of all outstanding stock options and warrants) and would significantly dilute all other existing shareholders. The foregoing description is preliminary in nature and there may be significant changes between such preliminary terms and the terms of any final definitive purchase agreement.

MANAGEMENT’S PLANS

Management expects that the consummation of the Proposed Tralliance Transaction will significantly reduce the amount of net losses currently being sustained by the Company. However, management does not believe that the consummation of the Proposed Tralliance Transaction will, in itself, allow the Company to become profitable and generate operating cash flows sufficient to fund its operations and pay its existing current liabilities (including those liabilities related to its discontinued operations) in the foreseeable future. Accordingly, assuming that the Proposed Tralliance Transaction is consummated, management believes that additional capital infusions (although reduced in comparison with the amounts of capital required during the Company’s recent past) will continue to be needed in order for the Company to continue to operate as a going concern.

In the event that the Proposed Tralliance Transaction is not consummated, management expects that significantly more capital will need to be invested in the Company in the near term than would be required in the event that the Proposed Tralliance Transaction is consummated. Also, inasmuch as substantially all of the assets of the Company and its subsidiaries secure the convertible demand debt owed to entities controlled by Mr. Egan, in connection with any resulting proceeding to collect this debt, such entities could seize and sell the assets of the Company and it subsidiaries, any or all of which would have a material adverse effect on the financial condition and future operations of the Company, including the potential bankruptcy or cessation of business of the Company.

It is our preference to avoid filing for protection under the U.S. Bankruptcy Code. However, in order to continue operating as a going concern for any length of time beyond the second quarter of 2008, we believe that we must quickly raise capital. Although there is no commitment to do so, any such funds would most likely come from Michael Egan or affiliates of Mr. Egan or the Company as the Company currently has no access to credit facilities with traditional third parties and has historically relied upon borrowings from related parties to meet short-term liquidity needs. Any such capital raised would not be registered under the Securities Act of 1933 and would not be offered or sold in the United States absent registration requirements. Further, any securities issued (or issuable) in connection with any such capital raise will likely result in very substantial dilution of the number of outstanding shares of the Company’s common stock.

The amount of capital required to be raised by the Company will be dependent upon a number of factors, including (i) whether or not the Proposed Tralliance Transaction is consummated; (ii) our ability to increase Tralliance net revenue levels; (iii) our ability to control and reduce operating expenses; and (iv) our ability to successfully settle disputed and other outstanding liabilities related to our discontinued operations. There can be no assurance that the Proposed Tralliance Transaction will be consummated nor that the Company will be successful in raising a sufficient amount of capital, executing any of its current or future business plans or in continuing to operate as a going concern on a long-term basis. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

(3) DISCONTINUED OPERATIONS

In March 2007, management and the Board of Directors of the Company made the decision to cease all activities related to its Computer Games businesses, including discontinuing the operations of its magazine publications, games distribution business and related websites. The Company’s decision to shutdown its computer games businesses was based primarily on the historical losses sustained by these businesses during the recent past and management’s expectations of continued future losses. As of December 31, 2007, all significant elements of its computer games business shutdown plan have been completed by the Company, except for the collection and payment of remaining outstanding accounts receivables and payables.

In addition, in March 2007, management and the Board of Directors of the Company decided to discontinue the operating, research and development activities of its VoIP telephony services business and terminate all of the remaining employees of the business.   The Company’s decision to discontinue the operations of its VoIP telephony services business was based primarily on the historical losses sustained by the business during the past several years, management’s expectations of continued losses for the foreseeable future and estimates of the amount of capital required to attempt to successfully monetize its business. On April 2, 2007, theglobe agreed to transfer to Michael Egan all of its VoIP intellectual property in consideration for his agreement to provide the Security in connection with the MySpace litigation Settlement Agreement (See Note 13, “Litigation,” for further discussion). The Company had previously written off the value of the VoIP intellectual property as a result of its evaluation of the VoIP telephony services business’ long-lived assets in connection with the preparation of the Company’s 2004 year-end consolidated financial statements. As of December 31, 2007, all significant elements of its VoIP telephony services business shutdown plan have been completed by the Company, except for the resolution of certain vendor disputes and the payment of remaining outstanding vendor payables.

Results of operations for the Computer Games and VoIP telephony services businesses have been reported separately as “Discontinued Operations” in the accompanying condensed consolidate statements of operations for all periods presented. The assets and liabilities of the computer games and VoIP telephony services businesses have been included in the captions, “Assets of Discontinued Operations” and “Liabilities of Discontinued Operations” in the accompanying condensed consolidated balance sheets.

The following is a summary of the assets and liabilities of the discontinued operations of the computer games and VoIP telephony services businesses as included in the accompanying condensed consolidated balance sheets. A significant portion of the net liabilities of discontinued operations at December 31, 2007 relate to charges that have been disputed by the Company and for which estimates have been required.
	December 31,	December 31,
	2007	2006
Assets:
Computer Games
Accounts receivable, net	$30,000	$518,279
Inventory, net	—	37,736
Prepaid and other current assets	—	44,111
Property and equipment, net	—	38,747
	30,000	638,873
VoIP Telephony Services
Accounts receivable, net	—	25,031
Prepaid and other current assets	—	113,815
Property and equipment, net	—	182,561
	—	321,407

Net assets of discontinued operations	$30,000	$960,280

	December 31,	December 31,
	2007	2006
Liabilities:
Computer Games
Accounts payable	$35,583	$226,497
Accrued expenses	—	22,863
Subscriber liability, net	5,398	71,827
	40,981	321,187
VoIP Telephony Services
Accounts payable	1,632,653	2,062,562
Accrued legal settlement	—	2,550,000
Other accrued expenses	228,710	227,123
	1,861,363	4,839,685

Net liabilities of discontinued operations	$1,902,344	$5,160,872

Summarized results of operations financial information for the discontinued operations of our computer games and VoIP telephony services businesses was as follows:

Years Ended December 31,	2007	2006	2005

Computer Games:
Net revenue	$634,164.00	$2,038,649.00	$1,948,716.00

Loss from operations, net of tax	$(114,738.00)	$(593,497.00)	$(2,144,610.00)

VoIP Telephony Services
Net revenue	$630.00	$34,638.00	$248,789.00

Loss from operations, net of tax	$(614,502.00)	$(9,508,764.00)	$(13,147,704.00)

The Company has estimated the costs expected to be incurred in shutting down its computer games and VoIP telephony services businesses and has accrued charges as of December 31, 2007, as follows:

Computer Games Division	Contract Termination Costs	Purchase Commitment	Other Costs	Total

Shut-Down costs expected to be incurred	$—	$—	$24,235	$24,235

Included in liabilities:
Charged to discontinued operations	$115,000	$106,000	$24,235	245,235
Payment of costs	—	—	(24,235)	(24,235)
Settlements credited to discontinued operations	(115,000)	(106,000)	—	(221,000)
	$—	$—	$—	$—

VoIP Telephony Services Division	Contract Termination Costs
Shut-Down costs expected to be incurred	$416,466

Included in liabilities:
Charged to discontinued operations Payment of costs	$428,966
(61,000)
Settlements credited to discontinued operations	(12,500)
$355,466

Net current liabilities of discontinued operations at December 31, 2007 include accounts payable and accruals totaling $355,466 related to the estimated shut-down costs summarized above.

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

Results of operations for SendTec have been reported separately as “Discontinued Operations” in the accompanying consolidated statements of operations for the year ended December 31, 2005. Summarized financial information for the discontinued operations of SendTec was as follows:

SendTec Marketing Services Division	Year Ended December 31, 2005
Net revenue, net of intercompany eliminations	$31,872,229

Income from operations	$1,014,430
Provision for income taxes	(945,629)
Income from operations, net of tax	68,801

Gain on sale of business	15,017,621
Provision for income taxes	(13,248,090)
Gain on sale, net of tax	1,769,531

Net income from SendTec discontinued operations, net of taxes	$1,838,332

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

Upon acquisition, the then existing CEO and CFO of Tralliance entered into employment agreements, which included certain non-compete provisions, whereby each would agree to remain in the employ of Tralliance for a period of two years in exchange for annual base compensation totaling $200,000 to each officer, plus participation in a bonus pool based upon the pre-tax income of the venture (see Note 5, “Intangible Assets”). During 2007, the employee agreements for these two individuals expired and their employment with the Company was terminated.

(5) INTANGIBLE ASSETS

As discussed in Note 4, “Acquisition of Tralliance Corporation,” upon the May 9, 2005 acquisition of Tralliance, the then existing CEO and CFO of Tralliance entered into employment agreements which included certain non-compete provisions as specified by the agreements. At December 31, 2007 and 2006, intangible assets consist of the $790,236 value assigned to the non-compete agreements which is being amortized on a straight-line basis over five years. Related accumulated amortization as of December 31, 2007 and 2006 totaled $421,459 and $263,412 respectively.

During the years ended December 31, 2007, 2006 and 2005, intangible asset amortization expense related to the non-compete agreements totaled $158,047 $188,211, and $75,201, respectively.

As of December 31, 2007, future annual amortization expense of such intangible assets is projected to be: $158,047 for each of 2008 and 2009 and $52,683 in 2010.

(6) PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2007	2006
Equipment	$160,810	$102,630
Capitalized software costs	121,352	186,002
Furniture and fixtures	14,136	14,136
Leasehold improvements	7,007	7,007
	303,305	309,775
Less: Accumulated depreciation and amortization	267,557	165,559
	$35,748	$144,216

(7) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2007	2006
Interest payable on 10% promissory notes due affiliates	$954,795	$556,164
Other	1,034,311	928,505
	$1,989,106	$1,484,669

(8) DEBT

Debt consisted of the following:
	December 31,
	2007	2006

2007 Convertible Notes due to affiliates; due on demand	$1,250,000	$—

2005 Convertible Notes due to affiliates; due on demand	3,400,000	3,400,000

	4,650,000	3,400,000

Less: short-term portion	4,650,000	3,400,000
Long-term portion	$—	$—

On May 29, 2007, Dancing Bear Investments, Inc. (“Dancing Bear”), an entity which is controlled by the Company’s Chairman and Chief Executive Officer, entered into a note purchase agreement (the “2007 Agreement”) with the Company pursuant to which it acquired a convertible promissory note (the “2007 Convertible Note”) in the principal amount of $250,000. Under the terms of the 2007 Agreement, Dancing Bear was granted the optional right, for a period of 180 days from the date of the 2007 Agreement, to purchase additional 2007 Convertible Notes such that the aggregate principal amount issued under the 2007 Agreement could total $3,000,000 (the “2007 Option”).   On June 25, 2007, July 19, 2007 and September 6, 2007, Dancing Bear acquired additional 2007 Convertible Notes in the principal amounts of $250,000, $500,000 and $250,000, respectively.  At December 31, 2007 the aggregate outstanding principal amount of 2007 Convertible Notes totaled $1,250,000.

The 2007 Convertible Notes are convertible at anytime prior to payment into shares of the Company’s Common Stock at the rate of $0.01 per share.  The conversion price of the 2007 Convertible Notes is subject to adjustment upon the occurrence of certain events, including with respect to stock splits or combinations. Assuming full conversion of all 2007 Convertible Notes that are outstanding at December 31, 2007 at the initial conversion rate, and without regard to potential anti-dilutive adjustments resulting from stock splits and the like, 125,000,000 shares of the Company’s Common Stock would be issued to Dancing Bear. The 2007 Convertible Notes are due five days after demand for payment by Dancing Bear and are secured by a pledge of all of the assets of the Company and its subsidiaries, subordinate to existing liens on such assets.  The 2007 Convertible Notes bear interest at the rate of ten percent per annum.

As the 2007 Convertible Notes were immediately convertible into common shares of the Company at issuance, an aggregate of $1,250,000 of non-cash interest expense was recognized and credited to additional paid-in capital during the year ended December 31, 2007, as a result of the beneficial conversion features of the 2007 Convertible Notes.  The value attributable to the beneficial conversion features was calculated by comparing the fair value of the underlying common shares of the 2007 Convertible Notes on the date of issuance based on the closing price of theglobe’s Common Stock as reflected on the OTCBB to the conversion price and was limited to the aggregate proceeds received from the issuance of the 2007 Convertible Notes.

On April 22, 2005, E&C Capital Partners, LLLP and E&C Capital Partners II, LLLP (the "E&C Partnerships"), entities controlled by the Company's Chairman and Chief Executive Officer, entered into a note purchase agreement (the "2005 Agreement") with theglobe pursuant to which they acquired convertible promissory notes (the "2005 Convertible Notes") in the aggregate principal amount of $1,500,000. Under the terms of the 2005 Agreement, the E&C Partnerships were also granted the optional right, for a period of 90 days from the date of the 2005 Agreement, to purchase additional 2005 Convertible Notes such that the aggregate principal amount of 2005 Convertible Notes issued under the 2005 Agreement could total $4,000,000 (the "2005 Option"). On June 1, 2005, the E&C Partnerships exercised a portion of the 2005 Option and acquired an additional $1,500,000 of 2005 Convertible Notes. On July 18, 2005, the E&C Partnerships exercised the remainder of the 2005 Option and acquired an additional $1,000,000 of 2005 Convertible Notes.

The 2005 Convertible Notes are convertible at the option of the E&C Partnerships into shares of the Company's Common Stock at an initial price of $0.05 per share. During the year ended December 31, 2005, an aggregate of $600,000 of 2005 Convertible Notes were converted by the E&C Partnerships into an aggregate of 12,000,000 shares of the Company’s Common Stock. At both December 31, 2007 and 2006, the total principal amount of 2005 Convertible Notes outstanding was $3,400,000. Assuming full conversion of all 2005 Convertible Notes which remain outstanding as of December 31, 2007, an additional 68,000,000 shares of the Company's Common Stock would be issued to the E&C Partnerships. The 2005 Convertible Notes provide for interest at the rate of ten percent per annum and are secured by a pledge of substantially all of the assets of the Company. The 2005 Convertible Notes are due and payable five days after demand for payment by the E&C Partnerships.

As the 2005 Convertible Notes were immediately convertible into common shares of the Company at issuance, an aggregate of $4,000,000 of non-cash interest expense was recorded during the year ended December 31, 2005 as a result of the beneficial conversion features of the 2005 Convertible Notes. The value attributed to the beneficial conversion features was calculated by comparing the fair value of the underlying common shares of the 2005 Convertible Notes on the date of issuance based on the closing price of theglobe's Common Stock as reflected on the OTCBB to the conversion price and was limited to the aggregate proceeds received from the issuance of the Convertible Notes.

As discussed in Note 3, “Discontinued Operations,” on September 1, 2004 the Company issued a subordinated promissory note in the amount of $1,000,009 in connection with the acquisition of SendTec. The subordinated promissory note provided for interest at the rate of four percent per annum and was due on September 1, 2005. The Company paid the principal and interest due under the terms of the subordinated promissory note on October 31, 2005, including default interest at a rate of 15% per annum for the period the debt was outstanding subsequent to the original due date.

(9) STOCKHOLDERS' EQUITY

As discussed in Note 8, “Debt” above, on May 29, 2007, Dancing Bear Investments, Inc. (“Dancing Bear”), an entity which is controlled by the Company’s Chairman and Chief Executive Officer, entered into a note purchase agreement (the “2007 Agreement”) with the Company pursuant to which it acquired convertible promissory notes (the “2007 Convertible Notes”) totaling $1,250,000 during the year ended December 31, 2007.

The 2007 Convertible Notes are convertible at anytime prior to payment into shares of the Company’s Common Stock at the rate of $0.01 per share.  The conversion price of the 2007 Convertible Notes is subject to adjustment upon the occurrence of certain events, including with respect to stock splits or combinations.  Assuming full conversion of all 2007 Convertible Notes that are outstanding at December 31, 2007 at the initial conversion rate, and without regard to potential anti-dilutive adjustments resulting from stock splits and the like, 125,000,000 shares of Common Stock would be issued to Dancing Bear. Additionally, under the terms of the 2007 Agreement, Dancing Bear was granted certain demand and certain “piggy-back” registration rights in the event that Dancing Bear exercises its option to convert any of the 2007 Convertible Notes.

On November 22, 2006, the Company entered into certain Marketing Services Agreements (the “Marketing Services Agreements”) with two entities whereby the entities agreed to market certain of the Company’s products in exchange for certain commissions and promotional fees and which granted the Company exclusive right to certain uses of a trade name in connection with certain of the Company’s websites. Additionally, on November 22, 2006, in connection with the Marketing Services Agreements, the Company entered into a Warrant Purchase Agreement with Carl Ruderman, the controlling shareholder of the entities. The Warrant Purchase Agreement provides for the issuance to Mr. Ruderman of one warrant to purchase 5,000,000 shares of the Company’s Common Stock at an exercise price of $0.15 per share with a three year term and a second warrant to purchase 5,000,000 shares of the Company’s Common Stock at an exercise price of $0.15 per share with a term of four years. Each warrant provides for the extension of the exercise term by an additional three years if certain criteria are met under the Marketing Services Agreements. The Warrant Purchase Agreement grants to Mr. Ruderman “piggy-back” registration rights with respect to the shares of the Company’s Common Stock issuable upon exercise of the warrants. The $515,262 fair value of the warrants was determined using the Black Scholes model and was recorded as a charge to sales and marketing expense and additional paid in capital in the accompanying 2006 consolidated financial statements.

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

As discussed in Note 3, "Discontinued Operations”, the Company completed the sale of the business and substantially all of the net assets of its SendTec marketing services subsidiary on October 31, 2005. As contemplated by the Purchase Agreement, immediately following the asset sale, the Company completed the redemption of 28,879,097 shares of its Common Stock owned by six members of management of SendTec for approximately $11,604,000 in cash pursuant to a Redemption Agreement dated August 23, 2005 (the “Redemption Payment”). Approximately $4,043,000 of the Redemption Payment was attributed to the “fair value” of the shares of Common Stock redeemed and recorded as treasury shares. The “fair value” for financial accounting purposes was calculated based on the closing price of the Company’s Common Stock as reflected on the OTCBB on August 10, 2005, the date the principal terms of the Redemption Agreement were announced publicly. The closing of the redemption occurred on October 31, 2005. The remaining portion of the Redemption Payment, or approximately $7,561,000, was recorded as a reduction to the gain on the sale of the SendTec business, as the excess of the price paid to redeem the shares over the “fair value” for financial accounting purposes was attributed to the sale in accordance with FASB Technical Bulletin 85-6. The 28,879,097 common shares redeemed were retired effective October 31, 2005. Pursuant to a separate Termination Agreement, the Company also terminated and canceled 1,275,783 stock options and the contingent interest in 2,062,785 earn-out warrants held by the six members of management in exchange for approximately $400,000 in cash.

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

Reference should be made to Note 8, “Debt,” for the discussion of a note purchase agreement entered into by the E&C Partnerships and theglobe on April 22, 2005, providing for the issuance of an aggregate of $4,000,000 of 2005 Convertible Notes. The Convertible Notes are convertible at the option of the E&C Partnerships into shares of the Company's Common Stock at an initial price of $0.05 per share. Through December 31, 2007, an aggregate of $600,000 of 2005 Convertible Notes had been converted by the E&C Partnerships into an aggregate of 12,000,000 shares of the Company’s Common Stock. Assuming full conversion of all of the 2005 Convertible Notes which remain outstanding as of December 31, 2007, 68,000,000 shares of the Company’s Common Stock would be issued to the E&C Partnerships.

(10) STOCK OPTION PLANS

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

During the year ended December 31, 2007, a total of 100,000 stock options were granted to a consultant. A total of 6,130,000 stock options were granted during the year ended December 31, 2006. The 2006 total included the issuance of 550,000 stock options in connection with a consulting agreement which would vest only upon the achievement of certain performance targets, as well as grants of 250,000 stock options to other non-employees. The performance targets were not achieved and the 550,000 stock options were cancelled in the first quarter of 2007. Options were granted during 2005 for a total of 5,922,250 shares of Common Stock, including grants of 775,000 stock options to non-employees.

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

No stock options were exercised during the year ended December 31, 2007. Stock option exercises during the years ended December 31, 2006 and 2005, resulted in cash inflows to the Company of $18,420 and $166,841, respectively. The corresponding intrinsic value as of exercise date of the 349,474 stock options exercised during the year ended December 31, 2006 was $119,628. Intrinsic value as of the exercise date of the 2,001,661 stock options exercised during the year ended December 31, 2005 was $418,268.

Stock option activity during the year ended December 31, 2007 was as follows:

			Weighted
	Number of	Weighted Average Exercise	Average Remaining Contractual	Aggregate Intrinsic
	Options	Price	Term	Value

Outstanding at December 31, 2006	20,142,620	$0.36

Granted	100,000	0.08
Exercised	—	—
Canceled	(3,901,960)	0.17

Outstanding at December 31, 2007	16,340,660	$0.40	6.3 years	$—

Exercisable at December 31, 2007	15,800,770	$0.41	6.2 years	$—

Options available at December 31, 2007	6,643,701

A total of $140,549 and $449,749 of employee stock compensation expense was charged to operating expenses during the years ended December 31, 2007 and 2006, respectively, including $35,468 and $13,584 resulting from modifications made to stock option grants to accelerate vesting upon termination of employees. Prior to the adoption of SFAS No. 123R on January 1, 2006, the Company had applied APB Opinion No. 25 in accounting for grants to employees pursuant to stock option plans. Compensation cost of $20,987 was recorded to operating expenses of continuing operations during the year ended December 31, 2005, primarily related to vesting of prior year employee option grants with below-market exercise prices. In addition, $28,000 of stock compensation expense was recorded during the year ended December 31, 2005 as a result of the accelerated vesting of stock options issued to certain terminated employees.

Compensation cost charged to operating expenses of continuing operations in connection with stock options granted in recognition of services rendered by non-employees was $7,126, $109,199 and $176,050, for the years ended December 31, 2007, 2006 and 2005, respectively.

At December 31, 2007, there was approximately $46,000 of unrecognized compensation expense related to unvested stock options which is expected to be recognized over a weighted-average period of 1.5 years.

(11) INCOME TAXES

The provision (benefit) for income taxes is summarized as follows:

	Year Ended December 31,
	2007	2006	2005

Continuing operations	$—	$124,313	$(7,795,538)
Discontinued operations	—	—	8,375,719

	$—	$124,313	$580,181

The provision (benefit) attributable to the loss from continuing operations before income taxes was as follows:

	Year Ended December 31,
	2007	2006	2005

Current:
Federal	$—	$—	$—
State	—	124,313	—
	—	124,313	—
Deferred:
Federal	—	—	(6,999,912)
State	—	—	(795,626)
	—	—	(7,795,538)

Provision (benefit) for income taxes	$—	$124,313	$(7,795,538)

The following is a reconciliation of the federal income tax provision (benefit) at the federal statutory rate to the Company’s tax benefit attributable to continuing operations:

	Year Ended December 31,
	2007	2006	2005

Statutory federal income tax rate	34.00%	34.00%	34.00%
Beneficial conversion interest	(7.84)	—	(11.65)
Nondeductible items	(0.23)	(0.40)	(5.03)
State income taxes, net of federal benefit	3.02	2.10	2.02
Change in valuation allowance	(29.01)	(40.54)	46.02
Change in effective tax rate	—	—	—
Other	0.06	3.02	1.44

Effective tax rate	0.00%	(1.82)%	66.80%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are presented below.

	December 31,	December 31,
	2007	2006
Deferred tax assets (liabilities):
Net operating loss carryforwards	$63,300,000	$60,937,000
Issuance of warrants	1,438,000	1,182,000
Allowance for doubtful accounts	13,000	—
Inventory reserve	7,000	147,000
AMT tax credit	313,000	313,000
Litigation settlement accrual	—	977,000
Accrued interest	362,000	211,000
Accrued expenses	843,000	590,000
Depreciation and amortization	(97,000)	107,000
Other	300,000	166,000
Total gross deferred tax assets	66,479,000	64,630,000
Less: valuation allowance	(66,479,000)	(64,630,000)

Total net deferred tax assets	$—	$—

Because of the Company's lack of earnings history, the net deferred tax assets have been fully offset by a 100% valuation allowance. The valuation allowance for net deferred tax assets was $66.5 million and $64.6 million as of December 31, 2007 and 2006, respectively. The net change in the total valuation allowance was $1.8 million and $7.2 million for the years ended December 31, 2007 and 2006, respectively. The Company had a tax benefit in 2005 of $13.6 million, allocated to continuing and discontinued operations, resulting from the effect of changes in the valuation assessment of current and prior year net operating losses, due to the sale of SendTec.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets, which consist of tax benefits primarily from net operating loss carryforwards, is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Of the total valuation allowance of $66.5 million as of December 31, 2007, subsequently recognized tax benefits, if any, in the amount of $6.4 million will be applied directly to contributed capital.

At December 31, 2007, the Company had net operating loss carryforwards available for U.S. tax purposes of approximately $167.0 million. These carryforwards expire through 2027. Under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), the utilization of net operating loss carryforwards may be limited under the change in stock ownership rules of the Code. Due to various significant changes in our ownership interests, as defined in the Internal Revenue Code of 1986, as amended, the Company has substantially limited the availability of its net operating loss carryforwards. There can be no assurance that the Company will be able to avail itself of any net operating loss carryforwards. These net operating loss carryforwards may be further adversely impacted if the Proposed Tralliance Transaction is consummated.

(12) COMMITMENTS

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

Year ending December 31:

2008	$235,000
2009	110,000
2010	110,000
2011	110,000
2012	110,000
Thereafter	284,000
$959,000

EMPLOYMENT AGREEMENTS

On August 1, 2003, the Company entered into employment agreements with its Chairman and Chief Executive Officer, President and Vice President of Finance (its former Chief Financial Officer). The three agreements, which are for a period of one year and automatically extend for one day each day until either party notifies the other not to further extend the employment period, provide for annual base salaries totaling $640,000 (as amended) and annual bonuses based on pre-tax operating income, as defined, for an annual minimum of $100,000 in total. On October 1, 2007, the employment agreements were amended so as to irrevocably terminate the Company’s obligation to pay annual minimum bonuses to any of its officers in the future. The agreements also provide for severance benefits under certain circumstances, as defined, which in the case of the Chairman and Chief Executive Officer and the President, include lump-sum payments equal to ten times the sum of the executive's base salary and the highest annual bonus earned by the executive, and in the case of the Vice President of Finance, include lump-sum payments equal to two times the sum of the executive's base salary and the highest annual bonus earned by the executive. In addition, these severance benefits also require the Company to maintain insurance benefits for a period of up to ten years, in the case of the Chairman and Chief Executive Officer and the President, and up to two years, in the case of the Vice President of Finance, substantially equivalent to the insurance benefits existing upon termination.

OPERATING LEASES

Historically, the Company has leased various facilities under non-cancellable operating leases. These leases generally contained renewal options and required the Company to pay certain executory costs such as maintenance and insurance. All of the Company’s then existing facility leases expired during 2007, and based primarily upon the Company’s decision to shut down its VoIP telephony services and computer games businesses during the first quarter of 2007, were not renewed. Rent expense charged to continuing operations for the years ended December 31, 2007, 2006 and 2005 totaled approximately $318,000, $89,000 and $58,000, respectively. Rent expense included within discontinued operations for the years ended December 31, 2007, 2006 and 2005 totaled approximately $96,000, $611,000 and $948,000, respectively. The above rent expense amounts include rent expenses incurred in connection with certain sublease agreements with related parties, as discussed below.

Effective September 1, 2003, the Company entered into a sublease agreement for office space with a company controlled by our Chairman. Rent expense related to this sub-lease, which expired on August 31, 2007, was $269,000, $416,000, and $353,000 for the years ended December 31, 2007, 2006, and 2005, respectively. Effective September 1, 2007, the Company entered into a new sublease, on a month-to-month basis, with this same related party for which the Company is obligated to pay total rent of $15,000 month. During 2007, rent expense totaling $75,000 was incurred under this new sublease.

Tralliance Corporation, from date of acquisition on May 9, 2005, subleased office space in New York city from an entity controlled by its former President for approximately $3,400 per month. This sub-lease was terminated in June 2007.

The approximate future minimum lease payments under non-cancellable operating leases with initial or remaining terms of one year or more, which is related exclusively to office equipment leases, at December 31, 2007, were as follows:

2008	$6,900
2009	4,600
$11,500

(13) LITIGATION

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

On March 15, 2007, the Company entered into a Settlement Agreement with MySpace whereby it agreed to pay MySpace $2,550,000 on or before April 5, 2007 in exchange for a mutual release of all claims against one another, including any claims against the Company’s directors and officers. As part of the settlement, Michael Egan, the Company’s CEO, who is also an affiliate of the Company, agreed to enter into an agreement with MySpace on or before April 5th pursuant to which he would, among other things, provide a letter of credit, cash or other equivalent security (collectively, “Security”) in form and substance satisfactory to MySpace. Such Security was to expire and be released (and in fact did expire and was released) on the 100th day following the Company’s payment of the foregoing $2,550,000 so long as no bankruptcy petition, assignment for the benefit of creditors or like liquidation, reorganization or insolvency proceeding was instituted or filed related to the Company during such 100-day period. In accordance with SFAS No. 5, “Accounting for Contingencies,” the $2,550,000 payment required by the Settlement Agreement was accrued and has been included in current liabilities in the accompanying consolidated balance sheet as of December 31, 2006 and has been reflected as an expense of discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 2006.

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

Prior to the Second Circuit’s December 5, 2006 ruling, the majority of issuers, including the Company, and their insurers had submitted a settlement agreement to the district court for approval. In light of the Second Circuit opinion, the parties agreed that the settlement could not be approved because the defined settlement class, like the litigation class, could not be certified. On June 25, 2007, the district court approved a stipulation filed by the plaintiffs and the issuers which terminated the proposed settlement. On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The amended complaints include a number of changes, such as changes to the definition of the purported class of investors, and the elimination of the individual defendants as defendants. On September 27, 2007, the plaintiffs filed a motion for class certification in the six focus cases. On November 14, 2007, the issuers and the underwriters named as defendants in the six focus cases filed motions to dismiss the amended complaints against them. We are awaiting the Court’s decision on these motions.

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

The Company is currently a party to certain other claims and disputes arising in the ordinary course of business, including certain disputes related to vendor charges incurred primarily as the result of the failure and subsequent shutdown of its discontinued VoIP telephony services business. The Company believes that it has recorded adequate accruals on its balance sheet to cover such disputed charges and is seeking to resolve and settle such disputed charges for amounts substantially less than recorded amounts. An adverse outcome in any of these matters, however, could materially and adversely effect our financial position, utilize a significant portion of our cash resources and adversely affect our ability our ability to continue as a going concern (see Note 3, “Discontinued Operations”).

(14) RELATED PARTY TRANSACTIONS

Certain directors of the Company also serve as officers and directors of and own controlling interests in Dancing Bear Investments, Inc. ("Dancing Bear"), E&C Capital Partners LLLP, E&C Capital Partners II, LLLP, The Registry Management Company, LLC, Labigroup Holdings, LLC and Search.Travel LLC. Dancing Bear, E&C Capital Partners, LLLP and E&C Capital Partners II, LLLP are stockholders of the Company and are entities controlled by our Chairman.

As discussed more fully in Note 16, “Subsequent Events”, on February 1, 2008, the Company entered into a letter of intent to sell substantially all of the business and assets of Tralliance and to issue approximately 269,000,000 shares of its common stock to The Registry Management Company, LLC for aggregate consideration of approximately $7,300,000. The Registry Management Company, LLC is a privately held entity controlled by the Company’s Chairman, of which our remaining directors also own a minority interest.

On December 20, 2007, Tralliance entered into a Bulk Registration Co-Marketing Agreement (the “Co-Marketing Agreement”) with Labigroup Holdings, LLC (“Labigroup”), under Tralliance’s bulk purchase program. Labigroup is a private entity controlled by the Company’s Chairman and our remaining directors own a minority interest in Labigroup. Under the Co-Marketing Agreement, Labigroup committed to purchase a predetermined minimum number of “.travel” domain names on a bulk basis from an accredited “.travel” registrar of its own choosing and to establish a predetermined minimum number of related “.travel” websites. As consideration for the “.travel” domain names to be purchased under the Co-Marketing Agreement, Labigroup agreed to pay certain fixed fees and make certain other payments including, but not limited to, an ongoing royalty calculated as a percentage share of its net revenue, as defined in the Co-Marketing Agreement (the “Labigroup Royalties”), to Tralliance. The Co-Marketing Agreement has an initial term which expires September 30, 2010 after which it may be renewed for successive periods of two and three years, respectively. During the period from December 20, 2007 through December 31, 2007, Labigroup registered 164,708 “.travel” domain names under the Co-Marketing Agreement. As of December 31, 2007, Labigroup has paid $262,500 and is obligated to pay an additional $412,050 in fees and costs to Tralliance under the Co-Marketing Agreement. Such amounts, which are equal to the amount of incremental fees and costs incurred by Tralliance in registering these bulk purchase names, have been treated as a reimbursement of these incremental fees and costs in the Company’s financial statements. The Company plans to recognize revenue related to this Co-Marketing Agreement only to the extent that Labigroup Royalties are earned.. No such revenue has been recorded as of December 31, 2007.

On December 13, 2007, the Company entered into and closed an Assignment, Conveyance and Bill of Sale Agreement with Search.Travel, LLC (“Search.Travel”). Pursuant to this agreement, Tralliance sold all of its rights relating to the www.search.travel domain name, website and related assets to Search.Travel for a purchase price of $380,000, which was paid in cash at the closing date. Search.Travel is a private entity controlled by the Company’s Chairman, of which our remaining directors also own a minority interest. The purchase price was determined by the Board of Directors taking into account the valuation given to the assets by an independent investment banking firm. A gain on the sale of Search.Travel in the amount of $379,791 was recognized and has been included within Other Income in the Consolidated Statement of Operations for the year ended December 31, 2007.

As discussed more fully in Note 8, “Debt”, on May 29, 2007, Dancing Bear entered into a note purchase agreement (the “2007 Agreement”) with the Company pursuant to which Dancing Bear acquired a secured demand convertible promissory note (the “2007 Convertible Note”) in the amount of $250,000. Under the terms of the 2007 Agreement, Dancing Bear was granted the optional right, for a period of 180 days from the date of the 2007 Agreement, to purchase additional 2007 Convertible Notes such that the aggregate principal amount issued under the 2007 Agreement could total $3,000,000. On June 25, 2007, July 19, 2007 and September 6, 2007, Dancing Bear acquired additional 2007 Convertible Notes in the principal amounts of $250,000, $500,000 and $250,000 respectively. At December 31, 2007, the aggregate principal amount of 2007 Convertible Notes totaled $1,250,000. Interest associated with the 2007 Convertible Notes of approximately $58,600 was charged to expense during the year ended December 31, 2007, and remained outstanding at December 31, 2007.

On April 2, 2007, theglobe agreed to transfer to Michael Egan all of its VoIP intellectual property in consideration for his agreement to provide certain security and credit enhancements in connection with the MySpace litigation Settlement Agreement (See Note 13, “Litigation”, for further discussion). The Company had previously written off the value of the VoIP intellectual property as a result of its evaluation of the VoIP telephony services business’ long-lived assets in connections with the preparation of the Company’s 2004 year-end consolidated financial statements.

On November 22, 2006, the Company entered into a License Agreement (the “License Agreement”) with Speecho, LLC which granted a license to use the Company’s chat, VoIP and video communications technology for a minimum license fee of $10,000 per month with an initial term of ten years. The Company’s Chairman, the Company’s President and the Company’s Vice President of Finance, as well as certain other employees of the Company, are members of a company that owns 50% of the membership interests in Speecho, LLC. Due to various technology related problems, the License Agreement was terminated in August 2007. No revenue was ever recognized by the Company related to the License Agreement.

On November 22, 2006, the Company entered into certain Marketing Services Agreements (the “Marketing Services Agreements”) with two entities whereby the entities agreed to market certain of the Company’s products in exchange for certain commissions and promotional fees and which granted the Company exclusive right to certain uses of a trade name in connection with certain of the Company’s websites. Additionally, on November 22, 2006, in connection with the Marketing Services Agreements, the Company entered into a Warrant Purchase Agreement with Carl Ruderman, the controlling shareholder of the entities. The Warrant Purchase Agreement provides for the issuance to Mr. Ruderman of one warrant to purchase 5,000,000 shares of the Company’s Common Stock at an exercise price of $0.15 per share with a three year term and a second warrant to purchase 5,000,000 shares of the Company’s Common Stock at an exercise price of $0.15 per share with a term of four years. Each warrant provides for the extension of the exercise term by an additional three years if certain criteria are met under the Marketing Services Agreements. The Warrant Purchase Agreement grants to Mr. Ruderman “piggy-back” registration rights with respect to the shares of the Company’s Common Stock issuable upon exercise of the warrants.

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

As discussed more fully in Note 8, “Debt,” on April 22, 2005, E&C Capital Partners, LLLP and E&C Capital Partners II, LLLP entered into a note purchase agreement (the “2005 Agreement”) with the Company pursuant to which they ultimately acquired secured demand convertible promissory notes (the “2005 Convertible Notes”) totaling $4,000,000. During the year ended December 31, 2005, an aggregate of $600,000 of the 2005 Convertible Notes were converted into the Company’s Common Stock. At both December 31, 2007 and 2006, the total principal amount of 2005 Convertible Notes outstanding was $3,400,000.   Interest associated with the 2005 Convertible Notes of approximately $340,000, $340,000 and $216,200 was charged to expense during the years ended December 31, 2007, 2006 and 2005, respectively, and remained unpaid as of December 31, 2007.

Several entities controlled by our Chairman have provided services to the Company and several of its subsidiaries, including: the lease of office and warehouse space; and the outsourcing of customer service and warehouse functions for the Company's VoIP operation. During the first quarter of 2005, an entity controlled by our Chairman also began performing human resource and payroll processing functions for the Company and several of its subsidiaries. During the years ended December 31, 2007, 2006 and 2005, a total of approximately $394,000, $466,000 and $386,000 of expense was recorded related to these services, respectively. Approximately $440,000 and $158,000 related to these services was included in accounts payable and accrued expenses at December 31, 2007 and 2006, respectively.

Tralliance Corporation, which was acquired May 9, 2005, subleased office space in New York City on a month-to-month basis from an entity controlled by its former President. A total of approximately $13,000 and $41,000 in rent expense related to this month-to-month sublease was included in the accompanying statement of operations for the years ended December 31, 2007 and 2006, respectively.

(15) SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2007	2007	2007	2007
Continuing Operations:
Net revenue	$553,626	$599,580	$645,322	$431,742
Operating expenses	1,055,837	1,382,573	1,987,120	2,025,763
Operating loss	(502,211)	(782,993)	(1,341,798)	(1,594,021)
Loss from continuing operations	(237,285)	(1,634,004)	(1,923,020)	(1,627,580)

Discontinues Operations, net of tax
Income (loss) from operations	23,576	251,196	157,024	(1,161,036)

Net loss	(213,709)	(1,382,808)	(1,765,996)	(2,788,616)
Net loss applicable to common shareholders	(213,709)	(1,382,808)	(1,765,996)	(2,788,616)

Basic and diluted net loss per share:
Continuing operations	$-	$(0.01)	$(0.01)	$(0.01)
Discontinued operations	$-	$-	$-	$(0.01)
Net loss	$-	$(0.01)	$(0.01)	$(0.02)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
	2006	2006	2006	2006
Continuing Operations:
Net revenue	$346,695	$385,755	$362,674	$313,613
Operating expenses	2,508,686	2,163,485	1,554,002	2,071,962
Operating loss	(2,161,991)	(1,777,730)	(1,191,328)	(1,758,349)
Loss from continuing operations	(2,168,753)	(1,899,766)	(1,106,737)	(1,696,211)

Discontinues Operations, net of tax
Income from operations	(3,525,298)	(1,052,614)	(2,675,947)	(2,848,402)

Net loss	(5,694,051)	(2,952,380)	(3,782,684)	(4,544,613)
Net loss applicable to common shareholders	(5,694,051)	(2,952,380)	(3,782,684)	(4,544,613)

Basic and diluted net loss per share:
Continuing operations	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Discontinued operations	$(0.02)	$(0.01)	$(0.01)	$(0.02)
Net loss	$(0.03)	$(0.02)	$(0.02)	$(0.03)

(16) SUBSEQUENT EVENTS

On February 1, 2008 the Company announced that it had entered into a letter of intent to sell substantially all of the business and net assets of its Tralliance Corporation subsidiary and to issue approximately 269,000,000 shares of its common stock, to The Registry Management Company, LLC, a privately held entity controlled by Michael S. Egan, theglobe.com’s Chairman, CEO and controlling investor (the “Proposed Tralliance Transaction”).

As part of the purchase consideration for the Proposed Tralliance Transaction, Mr. Egan and certain of his affiliates, including Dancing Bear, the E&C Partnerships and Certified Tours, Inc. will exchange and surrender all of their right, title and interest to the 2005 Convertible Notes and 2007 Convertible Notes, accrued and unpaid interest thereon, as well as accrued and unpaid rent and miscellaneous fees that are due and outstanding as of the date of the closing of the Proposed Tralliance Transaction. At December 31, 2007, amounts due under the 2005 Convertible Notes and 2007 Convertible Notes, accrued and unpaid interest thereon, and accrued and unpaid rent and miscellaneous fees totaled approximately $4,650,000, $955,000 and $440,000, respectively, which amounts collectively equal $6,045,000 (see Note 8, “Debt” for additional details).

As additional consideration, The Registry Management Company will pay an earn-out to theglobe equal to 10% (subject to certain minimums) of The Registry Management Company’s net revenue derived from “.travel” names registered by The Registry Management Company through May 5, 2015. The total net present value of the minimum guaranteed earn-out payments is estimated to be approximately $1,300,000, bringing the total purchase consideration for the Proposed Tralliance Transaction to approximately $7,345,000 (based upon December 31, 2007 liability balances as discussed above).

The Proposed Tralliance Transaction is subject to the negotiation and closing of a definitive purchase agreement, receipt of an independent fairness opinion, and shareholder approval. The Proposed Tralliance Transaction is expected to close no earlier that the second quarter of 2008. The foregoing description is preliminary in nature and there may be significant changes between such preliminary terms and the terms of any final definitive purchase agreement. As of March 27, 2008, the Company and The Registry Management Company continue to work toward finalizing a definitive agreement, however as of such date, no definitive agreement has been entered into.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T). CONTROLS AND PROCEDURES

A. Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and (2) that this information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC.

B. Management’s Annual Report on Internal Control and Financial Reporting

The Company’s management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a - 15(f) and 15d - 15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate.

Under the supervision of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an evaluation of the Company’s internal control over financial reporting as of December 31, 2007 in accordance with the interpretive guidance published in the SEC’s “Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities Exchange Act of 1934” dated and effective on June 27, 2007. Such evaluation was based on the framework and criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation and management’s assessment, management has concluded that internal control over financial reporting was not effective as of December 31, 2007 as a result of the material weaknesses described below.

A material weakness is a control deficiency, or combination of control deficiencies, that results in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with management’s assessment of the Company’s internal control over financial reporting referred to above, management has identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2007.

1. The Company outsources a significant portion of its “.travel” domain name registration process to a third party registry operator, who is responsible for (i) directly receiving all transaction data and fees related to “.travel” name registrations, (ii) disbursing to the Company its portion of collected registration fees, and (iii) issuing periodic accounting reports, which detail and summarize such transactions and fees, to the Company. The Company relies upon and uses such accounting reports as its basis for recording “.travel” name registration revenue and operating expense transactions.

The Company is currently unable to independently verify the completeness and accuracy of the “.travel” name registration data reported by its third party registry operator. Additionally, the Company has not been able to satisfactorily assess the operating effectiveness of the controls in place at this service organization, and such third party registry operator currently in unable to provide a Type 2 SAS 70 report that the Company could alternatively place reliance on.

2. The Company enters the “.travel” name registration data reported by its third party registry operator into a number of internal databases. These databases are maintained by various employees and/or independent contractors engaged by the Company, outside of the direct control of the Company’s central accounting department. Information from these databases are used for various purposes, including determining contractual amounts payable to a number of third party enterprises, independent contractors and employees. Because the Company is currently unable to adequately verify the accuracy and completeness of the data contained in such databases, the correctness of amounts paid or to be paid to such enterprises and individuals cannot be assured. Management has concluded that there is a reasonable possibility that both of the aforementioned control deficiencies, individually or in combination thereof, could result in a material misstatement of the Company’s revenue, operating expense, current assets, current liabilities and deferred revenue accounts. As a result, these control deficiencies represent material weaknesses as of December 31, 2007.

At the present time, management has not yet decided on a definite course of action to be taken with respect to remediating the material weaknesses described above. Among other things, the Company’s liquidity and future business prospects, including the potential sale of its Tralliance “.travel” domain registration business (see Note 16, “Subsequent Events” of the accompanying Notes to Consolidated Financial Statements for further details) will be significant factors to be considered in this regard.

Because we are a smaller public company, we are not yet required to provide an independent public accountant’s attestation report covering our assessment of internal control over financial reporting. At the present time, such attestation report will be first required in connection with our annual report as of December 31, 2009.

C. Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer, have evaluated any change in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, and have determined there to be no reportable changes.

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

NAME	AGE	POSITION OR OFFICE WITH THE COMPANY	DIRECTOR SINCE
Michael S. Egan	67	Chairman and Chief Executive Officer	1997

Edward A. Cespedes	42	President, Treasurer and Chief Financial Officer and Director	1997

Robin S. Lebowitz	43	Vice President of Finance and Director	2001

Michael S. Egan. Michael Egan has served as theglobe’s Chairman since 1997 and as its Chief Executive Officer since June 1, 2002. Since 1996, Mr. Egan has been the controlling investor of Dancing Bear Investments, Inc., a privately held investment company. Additionally, Mr. Egan is the controlling investor of E&C Capital Partners LLLP and E&C Capital Partners II, LLLP, privately held investment partnerships. Mr. Egan is also Chairman of Certified Vacations, a privately held wholesale travel company which was founded in 1980. Certified Vacations specializes in designing, marketing and delivering vacation packages. Mr. Egan spent over 30 years in the rental car business.   He began with Alamo Rent-A-Car in 1973, became an owner in 1979, and became Chairman and majority owner from January 1986 until November 1996 when he sold the company to AutoNation. In 2000, AutoNation spun off the rental division, ANC Rental Corporation (Other OTC: ANCXZ.PK), and Mr. Egan served as Chairman until October 2003. Prior to acquiring Alamo, he held various administration positions at Yale University and taught at the University of Massachusetts at Amherst. Mr. Egan is a graduate of Cornell University where he received his Bachelor’s degree in Hotel Administration.

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

Based solely on our review of copies of Forms 3 and 4 and any amendments furnished to us pursuant to Rule 16a-3(e) and Forms 5 and any amendments furnished to us with respect to the 2005 fiscal year, and any written representations referred to in Item 405(b)(2)(i) of Regulation S-K stating that no Forms 5 were required, we believe that, during the 2007 and 2006 fiscal year, our officers, directors and all persons owning more than 10% of a registered class of our equity securities have complied with all Section 16(a) applicable filing requirements.

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

BOARD MEETINGS AND COMMITTEES OF THE BOARD

Including unanimous written actions of the Board, the Board of Directors met 15 times in 2007. No incumbent director who was on the Board for the entire year attended less than 75% of the total number of all meetings of the Board and any committees of the Board on which he or she served, if any, during 2007.

The Board of Directors has a standing Audit and Compensation Committee but no standing Nominating Committee.

Audit Committee. The Audit Committee, which was formed in July 1998, reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the selection of our independent auditors, the scope of the annual audits, fees to be paid to the auditors, the performance of our auditors and our accounting practices and internal controls. The Audit Committee operates pursuant to a written charter, as amended, adopted by the Board of Directors on June 12, 2000. The current members of the Audit Committee are Messrs. Egan and Cespedes and Ms. Lebowitz, all of whom are employee directors. None of the current committee members are considered “independent” within the meaning of applicable NASD rules. Ms. Lebowitz serves as the “audit committee financial expert” within the meaning of applicable SEC rules, but is not considered “independent” within the meaning of applicable NASD rules. Including unanimous written actions of the Committee, the Audit Committee held 5 meetings in 2007.

Compensation Committee . The Compensation Committee, which met 2 times in 2007 (including unanimous written actions of the Committee), establishes salaries, incentives and other forms of compensation for officers and other employees of theglobe. The Compensation Committee (as well as the entire Board of Directors) also approves option grants under all of our outstanding stock based incentive plans. The current members of the Compensation Committee are Messrs. Egan and Cespedes.

Nominating Committee . The Board of Directors does not have a separate nominating committee. Rather, the entire Board of Directors acts as nominating committee. Based on the Company’s Board currently consisting only of employee directors, the Board of Directors does not believe the Company would derive any significant benefit from a separate nominating committee. Due primarily to their status as employees of the Company, none of the members of the Board are “independent” as defined in the NASD listing standards. The Company does not have a Nominating Committee charter.

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

EMPLOYMENT AGREEMENTS

On August 1, 2003, we entered into separate employment agreements with each of our named executive officers. The employment agreements with the Chief Executive Officer and President each provide for an annual base salary of $250,000 with eligibility to receive annual increases as determined in the sole discretion of the Board of Directors and an annual cash bonus, which will be awarded upon the achievement of specified pre-tax operating income, not to be less than $50,000 per year. Effective October 1, 2007, these employment agreements were amended so as to irrevocably terminate the Company’s obligation to pay guaranteed annual minimum bonuses of $50,000 to these officers in the future. The employment agreement, as amended, with the Vice President of Finance currently provides for an annual base salary of $140,000 and a discretionary annual cash bonus, awarded at the discretion of the Board of Directors.

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

ELEMENTS OF COMPENSATION

Our executive compensation program has three primary elements: base salary, annual performance-based cash bonuses and the potential for long-term equity incentives. These primary elements are supplemented by the opportunity to participate in health, welfare and benefit plans that are generally available to all of our employees.

Base Salary . We provide our executive officers with base salary to provide them with a fixed base amount of compensation for services rendered during the fiscal year. We believe this is consistent with competitive practices and will help assure we retain qualified leadership in those positions. Base salary for each of our executive officers was initially established in their respective August 1, 2003 employment agreements, with no base salary increases subsequently awarded to any executive officer.

Cash Bonus . Additional compensation in the form of annual cash bonuses is made in accordance with each executive officer’s employment agreement, where applicable or at the discretion of the Compensation Committee, taking into account the performance and contributions made by the executive officers of theglobe. All executive officers bonuses are approved by the full Board. Our rationale for paying annual cash bonuses was based upon our desire to encourage achievement of short-term and long-term financial and operating results and to reward our executive officers for their performance in achieving desired results. For the 2007 fiscal year, no cash bonuses were awarded to any of our executive officers. For the 2006 fiscal year, cash bonuses of $50,000 each were awarded to Messrs. Egan and Cespedes, representing the minimal required amounts specified in their employment agreements, and a cash bonus of $25,000 was awarded to Robin S. Lebowitz, our Vice President of Finance. All 2006 fiscal year bonuses were paid in January 2007. For the 2005 fiscal year, cash bonuses of $1,500,000 each were awarded to Messrs. Egan and Cespedes and a $125,000 bonus was awarded to Ms. Lebowitz. The 2005 fiscal year bonuses were based principally on the contributions made by each of the aforementioned executive officers in selling the SendTec marketing services business on October 31, 2005 for net cash proceeds totaling approximately $23.0 million, or a ten (10) times cash-over-cash return. All 2005 fiscal year bonuses were paid in November 2005.

Long-Term Equity Incentives . Long-term incentives are provided primarily by stock option grants. The grants are designed to align the interest of each executive officer with those of the stockholder and provide each executive officer with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business. Each grant allows the executive officer to acquire shares of the Company’s Common Stock at a fixed price per share (the market price on the date of grant) over a specified time period (generally up to 10 years). The number of shares subject to each option grant is set at a level intended to create a meaningful opportunity for stock ownership based on the officer’s current position with the Company, the base salary associated with that position, the individual’s potential for increasing stockholder value, and the individual’s personal performance. The Compensation Committee does not adhere to any specific guidelines as to the relative option holding of the Company’s executive officers, nor does it have any program, plan or practice to time the grant of stock options in coordination with material non-public information.

Health, Welfare and Benefit Plans . To be competitive in attracting and retaining qualified personnel, we offer a standard range of health and welfare benefits to all employees, including our executive officers. These benefits include medical, prescription drugs and dental coverage, life insurance and disability and accidental death and dismemberment insurance. Under the benefit plans, the cost of employee coverage, including executive officers’ coverage, is borne 100% by the Company. All employees, with the exception of the executive officers, contribute towards the cost of spousal and dependent health insurance coverage. Additionally, during 2006 and 2005 annual car allowances totaling $17,000 were paid to both our Chairman and our President. During 2006, a $10,000 car allowance was paid to our Vice President of Finance. No car allowances were paid to any of our executive officers during 2007.

Deductibility of Compensation over $1 Million . Section 162(m) of the Internal Revenue Code imposes a limit of $1 million, unless compensation is performance-based or another exception applies, on the amount that a publicly held corporation may deduct in any year for the compensation paid to its chief executive officer and the four other most highly compensated executive officers. The cash compensation paid to executive officers for each of the 2007 and 2006 fiscal years did not exceed the $1 million limit per officer. During the 2005 fiscal year, however, Messrs. Egan and Cespedes’ compensation both exceeded $1 million. Therefore, in filing our 2005 federal and state income tax returns, our compensation deductions for executive officer pay were limited. However, current year losses and available prior year net operating losses were utilized in filing our 2005 returns, which served to eliminate substantially all of the incremental income taxes that would have been otherwise paid at that time. We are mindful of the potential impact that Section 162(m) may have on the income taxes that the Company may have to pay in the future and intend generally to structure our compensation arrangements, where feasible, to eliminate or minimize the impact of the Section 162(m) limitations.

Termination and Change-in-Control Payments . On August 1, 2003, the Company entered into separate employment agreements with each of our current executive officers that specify, among other things, the obligation of the Company in the case of termination or change-in-control. The Company’s obligations under these employment agreements are described in more detail in a subsequent section of this Report on Form 10-K which is entitled “Potential Payments Upon Termination or Change-In-Control.” These employment agreements were entered into to induce our executive officers to perform their roles and to continue employment with the Company for an extended period of time. The particular events which trigger termination payments under the employment agreements are generally based upon customary business practices in the United States.

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid by us to those persons serving as the principal executive officer and principal financial officer at any time during the last calendar year and our other executive officer for the year ended December 31, 2007 (collectively, the "Named Executive Officers"):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards (1) ($)	All Other (2) ($)	Total ($)
Michael S. Egan,	2007	250,000	0	0	(6)	251,163
Chairman, Chief Executive	2006	250,000	50,000	0	17,868	317,868
Officer (3)	2005	250,000	1,500,000	175,000	17,987	1,942,987

Edward A. Cespedes,	2007	250,000	0	0	16,418	266,418
President, Treasurer and Chief	2006	250,000	50,000	0	33,605	333,605
Financial Officer (4)	2005	250,000	1,500,000	175,000	31,714	1,956,714

Robin S. Lebowitz,	2007	140,000	0	0	15,182	155,182
Former Chief Financial Officer;	2006	140,000	25,000	13,000	25,580	203,580
Vice President of Finance (5)	2005	140,000	125,000	40,000	14,632	319,632

(1) Amounts represent the aggregate grant date fair value of stock options in accordance with Statement of Financial Accounting Standards No. 123R. See Note 1, “Organization and Summary of Significant Accounting Policies - Stock Based Compensation,” and Note 11, “Stock Option Plans,” in the accompanying consolidated financial statements as of December 31, 2007 and for the year then ended for information regarding the assumptions used in the valuation of stock option awards.

(2) Other compensation includes the cost of life, disability and accidental death and dismemberment insurance premiums paid on behalf of the named executive officers and for 2005 and 2006, car allowances paid to the named executive officers. In the case of the President and the Vice President of Finance, other compensation also includes the cost of medical and dental insurance coverage for the named executive officer, their spouse and dependents, as applicable.

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

(6) Not reported as the aggregate of the items was less than $10,000.

There were no plan-based awards made to the Named Executive Officers in 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL 2007 YEAR-END

	Number of Securities Underlying Unexercised Options (1)		Option Exercise	Option Expiration
Name	Exercisable (#)	Unexercisable (#)	Price ($)	Date

Michael S. Egan	50,000	—	$4.50	7/16/2008
	179,798	—	4.50	8/1/2008
	20,202	—	4.95	8/1/2008
	70,000	—	15.75	1/6/2009
	10,000	—	6.69	2/17/2010
	7,500	—	0.23	6/27/2011
	7,500	—	0.04	6/21/2012
	2,500,000	—	0.02	8/13/2012
	1,000,000	—	0.56	5/22/2013
	1,750,000	—	0.12	4/7/2015

Edward A. Cespedes	50,000	—	$4.50	7/16/2008
	7,500	—	4.50	8/1/2008
	50,000	—	15.75	1/6/2009
	15,000	—	6.69	2/17/2010
	20,000	—	2.50	4/18/2010
	7,500	—	2.38	6/8/2010
	7,500	—	0.23	6/27/2011
	7,500	—	0.04	6/21/2012
	1,750,000	—	0.02	8/13/2012
	550,000	—	0.56	5/22/2013
	1,750,000	—	0.12	4/7/2015

Robin S. Lebowitz	1,580	—	$1.59	5/31/2010
	25,000	—	0.05	12/14/2011
	7,500	—	0.04	6/21/2012
	500,000	—	0.02	8/13/2012
	100,000	—	0.56	5/22/2013
	400,000	—	0.12	4/7/2015
	100,000	—	0.14	8/16/2016

(1) All stock option awards included in the above table are fully vested. None of the named executive officers exercised any stock options during the year ended December 31, 2007.

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

Assuming the named executive officers were terminated by the Company without cause or the named executive officers terminated with good reason as of December 31, 2007, Lump-Sum Cash Payments totaling $7,667,000 would be payable to each of the Chief Executive Officer and the President of the Company and a Lump-Sum Cash Payment totaling $380,000 would be payable to the Vice President of Finance of the Company. In addition, the Company’s estimated obligation for insurance benefits to be provided for the Chief Executive Officer, the President and the Vice President of Finance in accordance with their respective employment agreement totaled approximately $12,000, $165,000 and $30,000, respectively.

COMPENSATION OF DIRECTORS

Directors who are also our employees receive no compensation for serving on our Board or committees. We reimburse non-employee directors for all travel and other expenses incurred in connection with attending Board and committee meetings. Non-employee directors are also eligible to receive automatic stock option grants under our 1998 Stock Option Plan, as amended and restated. As of December 31, 2007 there were no directors who met this definition.

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

COMPENSATION COMMITTEE

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Michael S. Egan, theglobe’s Chairman and Chief Executive Officer and Edward A. Cespedes, theglobe’s President, Treasurer and Chief Financial Officer and Director served as members of the Compensation Committee of the Board of Directors during 2007. Although certain relationships and related transactions between Messrs. Egan and Cespedes and theglobe are disclosed in the section of this Annual Report on Form 10-K entitled “Certain Relationships and Related Transactions,” none of these relationships or transactions relate to interlocking directorships or compensation committees.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors establishes our general compensation policies as well as the compensation plans and specific compensation levels for executive officers. The Compensation Committee also administers our stock based incentive plans for executive officers.

The Compensation Committee has reviewed and discussed the information provided within the “Compensation Discussion and Analysis” section of this Annual Report on Form 10-K with management and based on this review, the Compensation Committee has recommended to the entire Board of Directors that the “Compensation Discussion and Analysis” be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

COMPENSATION COMMITTEE:

Michael S. Egan
    Edward A. Cespedes

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of March 5, 2008 (except as otherwise indicated) by (i) each person who owns beneficially more than 5% of our Common Stock, (ii) each of our directors, (iii) each of our "Named Executive Officers" and (iv) all directors and executive officers as a group. A total of 172,484,838 shares of theglobe’s Common Stock were issued and outstanding on March 5, 2008.

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

	SHARES BENEFICIALLY OWNED
DIRECTORS, NAMED EXECUTIVE OFFICERS AND 5% STOCKHOLDERS	NUMBER	PERCENT	TITLE OF CLASS

Dancing Bear Investments, Inc. (1)	133,303,148	44.8%	Common

Michael S. Egan (1)(2)(6)(7)(8)	274,699,034	72.1%	Common

Edward A. Cespedes (3)	4,215,000	2.4%	Common

Robin S. Lebowitz (4)	1,134,080	*	Common

Carl Ruderman (5)	10,000,000	5.5%	Common

E&C Capital Partners, LLLP (6)(8)	82,469,012	38.1%	Common

E&C Capital Partners II, LLLP(7)	40,000,000	19.4%	Common

All directors and executive officers
as a group (3 persons)	280,048,114	72.4%	Common

* less than 1%

(1) Mr. Egan owns Dancing Bear Investments, Inc. Includes 125,000,000 shares of our common stock issuable upon the conversion of the 2007 Convertible Notes.

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

(3) Consists of 4,215,000 shares of our Common Stock issuable upon exercise of options that are currently exercisable.

(4) Consists of 1,134,080 shares of our Common Stock issuable upon exercise of options that are currently exercisable.

(5) Consists of 10,000,000 shares of Common Stock issuable upon the exercise of warrants at $0.15 per share.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons .

Certain directors of the Company also serve as officers and directors of and own controlling interests in Dancing Bear Investments, Inc. ("Dancing Bear"), E&C Capital Partners LLLP, E&C Capital Partners II, LLLP, The Registry Management Company, LLC, Labigroup Holdings, LLC and Search.Travel LLC. Dancing Bear, E&C Capital Partners, LLLP and E&C Capital Partners II, LLLP are stockholders of the Company and are entities controlled by our Chairman.

On February 1, 2008 the Company announced that it had entered into a letter of intent to sell substantially all of the business and net assets of its Tralliance Corporation subsidiary and to issue approximately 269,000,000 shares of its common stock, to The Registry Management Company, LLC, a privately held entity controlled by Michael S. Egan, theglobe.com’s Chairman, CEO and controlling investor (the “Proposed Tralliance Transaction”).

As part of the purchase consideration for the Proposed Tralliance Transaction, Mr. Egan and certain of his affiliates, including Dancing Bear, the E&C Partnerships and Certified Tours, Inc. will exchange and surrender all of their right, title and interest to the 2005 Convertible Notes and 2007 Convertible Notes, accrued and unpaid interest thereon, as well as accrued and unpaid rent and miscellaneous fees that are due and outstanding as of the date of the closing of the Proposed Tralliance Transaction. At December 31, 2007, amounts due under the 2005 Convertible Notes and 2007 Convertible Notes, accrued and unpaid interest thereon, and accrued and unpaid rent and miscellaneous fees totaled approximately $4,650,000, $955,000 and $440,000, respectively, which amounts collectively equal $6,045,000 (see Note 8, “Debt” of the Notes to Consolidated Financial Statements for additional details).

As additional consideration, The Registry Management Company will pay an earn-out to theglobe equal to 10% (subject to certain minimums) of The Registry Management Company’s net revenue derived from “.travel” names registered by The Registry Management Company through May 5, 2015. The total net present value of the minimum guaranteed earn-out payments is estimated to be approximately $1,300,000, bringing the total purchase consideration for the Proposed Tralliance Transaction to approximately $7,345,000 (based upon December 31, 2007 liability balances as discussed above).

The Proposed Tralliance Transaction is subject to the negotiation and closing of a definitive purchase agreement, receipt of an independent fairness opinion, and shareholder approval. The foregoing description is preliminary in nature and there may be significant changes between such preliminary terms and the terms of any final definitive purchase agreement. The Proposed Tralliance Transaction is expected to close no earlier that the second quarter of 2008.

On December 20, 2007, Tralliance entered into a Bulk Registration Co-Marketing Agreement (the “Co-Marketing Agreement”) with Labigroup Holdings, LLC (“Labigroup”), under Tralliance’s bulk purchase program. Labigroup is a private entity controlled by the Company’s Chairman and our remaining directors own a minority interest in Labigroup. Under the Co-Marketing Agreement, Labigroup committed to purchase a predetermined minimum number of “.travel” domain names on a bulk basis from an accredited “.travel” registrar of its own choosing and to establish a predetermined minimum number of related “.travel” websites. As consideration for the “.travel” domain names to be purchased under the Co-Marketing Agreement, Labigroup agreed to pay certain fixed fees and make certain other payments including, but not limited to, an ongoing royalty calculated as a percentage share of its net revenue, as defined in the Co-Marketing Agreement (the “Labigroup Royalties”), to Tralliance. The Co-Marketing Agreement has an initial term which expires September 30, 2010 after which it may be renewed for successive periods of two and three years, respectively. During the period from December 20, 2007 through December 31, 2007, Labigroup registered 164,708 “.travel” domain names under the Co-Marketing Agreement. As of December 31, 2007, Labigroup has paid $262,500 and is obligated to pay an additional $412,050 in fees and costs to Tralliance under the Co-Marketing Agreement. Such amounts, which are equal to the amount of incremental fees and costs incurred by Tralliance in registering these bulk purchase names, have been treated as a reimbursement of these incremental fees and costs in the Company’s financial statements. The Company plans to recognize revenue related to this Co-Marketing Agreement only to the extent that Labigroup Royalties are earned.. No such revenue has been recorded as of December 31, 2007.

On December 13, 2007, the Company entered into and closed an Assignment, Conveyance and Bill of Sale Agreement with Search.Travel, LLC (“Search.Travel”). Pursuant to this agreement, Tralliance sold all of its rights relating to the www.search.travel domain name, website and related assets to Search.Travel for a purchase price of $380,000, which was paid in cash at the closing date. Search.Travel is a private entity controlled by the Company’s Chairman, of which our remaining directors also own a minority interest. The purchase price was determined by the Board of Directors taking into account the valuation given to the assets by an independent investment banking firm. A gain on the sale of search.travel in the amount of $379,791 was recognized and has been included within Other Income in the Consolidated Statement of Operations for the year ended December 31, 2007.

On May 29, 2007, Dancing Bear entered into a note purchase agreement (the “2007 Agreement”) with the Company pursuant to which Dancing Bear acquired a secured demand convertible promissory note (the “2007 Convertible Note”) in the amount of $250,000. Under the terms of the 2007 Agreement, Dancing Bear was granted the optional right, for a period of 180 days from the date of the 2007 Agreement, to purchase additional 2007 Convertible Notes such that the aggregate principal amount issued under the 2007 Agreement could total $3,000,000. On June 25, 2007, July 19, 2007 and September 6, 2007, Dancing Bear acquired additional 2007 Convertible Notes in the principal amounts of $250,000, $500,000 and $250,000, respectively. At December 31, 2007, the aggregate principal amount of 2007 Convertible Notes totaled $1,250,000. Interest associated with the 2007 Convertible Notes of approximately $58,600 was charged to expense during the year ended December 31, 2007, and remained outstanding at December 31, 2007.

The 2007 Convertible Notes are convertible at anytime prior to payment into shares of the Company’s Common Stock at the rate of $0.01 per share.  The conversion price of the 2007 Convertible Notes is subject to adjustment upon the occurrence of certain events, including with respect to stock splits or combinations. Assuming full conversion of all 2007 Convertible Notes that are outstanding at December 31, 2007 at the initial conversion rate, and without regard to potential anti-dilutive adjustments resulting from stock splits and the like, 125,000,000 shares of the Company’s Common Stock would be issued to Dancing Bear. The 2007 Convertible Notes are due five days after demand for payment by Dancing Bear and are secured by a pledge of all of the assets of the Company and its subsidiaries, subordinate to existing liens on such assets.  The 2007 Convertible Notes bear interest at the rate of ten percent per annum.

On April 2, 2007, theglobe agreed to transfer to Michael Egan all of its VoIP intellectual property in consideration for his agreement to provide certain security and credit enhancements in connection with the MySpace litigation Settlement Agreement (See Note 13, “Litigation”, for further discussion). The Company had previously written off the value of the VoIP intellectual property as a result of its evaluation of the VoIP telephony services business’ long-lived assets in connections with the preparation of the Company’s 2004 year-end consolidated financial statements.

On November 22, 2006, the Company entered into a License Agreement (the “License Agreement”) with Speecho, LLC which granted a license to use the Company’s chat, VoIP and video communications technology for a minimum license fee of $10,000 per month with an initial term of ten years. The Company’s Chairman, the Company’s President and the Company’s Vice President of Finance, as well as certain other employees of the Company, are members of a company that owns 50% of the membership interests in Speecho, LLC. Due to various technology related problems, the License Agreement was terminated in August 2007. No revenue was ever recognized by the Company related to the License Agreement.

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

On April 22, 2005, E&C Capital Partners, LLLP and E&C Capital Partners II, LLLP (the "E&C Partnerships"), entities controlled by the Company's Chairman and Chief Executive Officer, entered into a note purchase agreement (the "2005 Agreement") with theglobe pursuant to which they acquired convertible promissory notes (the "2005 Convertible Notes") in the aggregate principal amount of $1,500,000. Under the terms of the 2005 Agreement, the E&C Partnerships were also granted the optional right, for a period of 90 days from the date of the 2005 Agreement, to purchase additional 2005 Convertible Notes such that the aggregate principal amount of 2005 Convertible Notes issued under the 2005 Agreement could total $4,000,000 (the "2005 Option"). On June 1, 2005, the E&C Partnerships exercised a portion of the 2005 Option and acquired an additional $1,500,000 of 2005 Convertible Notes. On July 18, 2005, the E&C Partnerships exercised the remainder of the 2005 Option and acquired an additional $1,000,000 of 2005 Convertible Notes.

The 2005 Convertible Notes are convertible at the option of the E&C Partnerships into shares of the Company's Common Stock at an initial price of $0.05 per share. During the year ended December 31, 2005, an aggregate of $600,000 of 2005 Convertible Notes were converted by the E&C Partnerships into an aggregate of 12,000,000 shares of the Company’s Common Stock. At both December 31, 2007 and 2006, the total principal amount of 2005 Convertible Notes outstanding was $3,400,000. Assuming full conversion of all 2005 Convertible Notes which remain outstanding as of December 31, 2007, an additional 68,000,000 shares of the Company's Common Stock would be issued to the E&C Partnerships. The 2005 Convertible Notes provide for interest at the rate of ten percent per annum and are secured by a pledge of substantially all of the assets of the Company. The 2005 Convertible Notes are due and payable five days after demand for payment by the E&C Partnerships. Interest associated with the 2005 Convertible Notes of approximately $340,000, $340,000 and $216,200 was charged to expense during the years ended December 31, 2007, 2006 and 2005, respectively, and remained unpaid at December 31, 2007.

Several entities controlled by our Chairman have provided services to the Company and several of its subsidiaries, including: the lease of office and warehouse space; and the outsourcing of customer service and warehouse functions for the Company's VoIP operation. During the first quarter of 2005, an entity controlled by our Chairman also began performing human resource and payroll processing functions for the Company and several of its subsidiaries. During the years ended December 31, 2007, 2006 and 2005, a total of approximately $394,000, $466,000 and $386,000 of expense was recorded related to these services, respectively. Approximately $440,000 and $158,000 related to these services was included in accounts payable and accrued expenses at December 31, 2007 and 2006, respectively.

Tralliance Corporation, which was acquired May 9, 2005, subleased office space in New York City on a month-to-month basis from an entity controlled by its former President. A total of approximately $13,000 and $41,000 in rent expense related to this month-to-month sublease was included in the accompanying statement of operations for the years ended December 31, 2007 and 2006, respectively.

Review, Approval or Ratification of Transactions with Related Persons . The Board of Directors has adopted a Code of Ethics and Business Conduct, which applies to all officers, employees and directors of the Company. The Code of Ethics and Business Conduct describes the Company’s policies and standards for protecting the Company’s integrity and provides guidance to the Company’s officers, employees and directors in recognizing and reporting activities that conflict with, or have the appearance of conflicting with, the interests of the Company and its stockholders. The Code of Ethics and Business Conduct provides that no officer, employee or director of the Company shall derive any personal gain from any Company activity unless the transaction has been fully disclosed to and approved in writing by the Company’s Compliance Officer, Ms. Lebowitz, or the Board of Directors as the case may be.

Director Independence . None of the current members of the Company’s Board of Directors are considered “independent” within the meaning of applicable NASD rules

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees . The aggregate fees billed by Rachlin Cohen & Holtz LLP (“Rachlin Cohen”), independent public accountants, for professional services rendered for the audit of our annual financial statements during 2007 and 2006 and the reviews of the financial statements included in our Forms 10-Q and 10-K, as appropriate, were $81,529 and $128,625, respectively.

Audit-Related Fees . During the last two fiscal years, Rachlin Cohen provided the Company with the following services that are reasonably related to the performance of the audit of our financial statements:

The Company incurred no assurance and related services related to audits and review for various SEC filings (including S-8’s, proxy and private placements) during 2007 or 2006.; and

Other services relating to consultation and research of various accounting pronouncements and technical issues were $518 for 2007 and $3,340 for 2006.

Tax Fees . The aggregate fees billed for tax services provided by Rachlin Cohen in connection with tax compliance, tax consulting and tax planning services during 2007 and 2006, were $81,358 and $88,860, respectively.

All Other Fees . Except as described above, the Company had no other fees for services provided by Rachlin Cohen during 2007 and 2006.

Pre-Approval of Services by the External Auditor . In April 2004, the Audit Committee adopted a policy for pre-approval of audit and permitted non-audit services by the Company’s external auditor. The Audit Committee will consider annually and, if appropriate, approve the provision of audit services by its external auditor and consider and, if appropriate, pre-approve the provision of certain defined audit and non-audit services. The Audit Committee will also consider on a case-by-case basis and, if appropriate, approve specific engagements that are not otherwise pre-approved. The Audit Committee pre-approved the audit related engagements and tax services billed by the amounts described above.

PART IV

  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a).	List of all documents filed as part of this report.

(1)	Financial statements are listed in the index to the consolidated financial statements on page F-1 of this Report.

(2)
No financial statement schedules are included because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

(3)	Exhibit Index

3.1	Form of Fourth Amended and Restated Certificate of Incorporation of the Company (3).

3.2	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation (16).

3.3	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 29, 2003 (16).

3.4	Certificate relating to Previously Outstanding Series of Preferred Stock and Relating to the Designation, Preferences and Rights of the Series F Preferred Stock (12).

3.5	Certificate of Amendment Relating to the Designation Preferences and Rights of the Junior Participating Preferred Stock (13).

3.6	Form of By-Laws of the Company (16).

3.7	Certificate of Amendment Relating to the Designation Preferences and Rights of the Series H Automatically Converting Preferred Stock (15).

3.8	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on December 1, 2004 (18).

4.1	Registration Rights Agreement, dated as of September 1, 1998 (5).

4.2	Amendment No.1 to Registration Rights Agreement, dated as of April 9, 1999 (6).

4.3	Specimen certificate representing shares of Common Stock of the Company (4).

4.4	Amended and Restated Warrant to Acquire Shares of Common Stock (2).

4.5	Form of Rights Agreement, by and between the Company and American Stock Transfer & Trust Company as Rights Agent (3).

4.6	Form of Warrant dated November 12, 2002 to acquire shares of Common Stock (8).

4.7	Form of Warrant dated March 28, 2003 to acquire shares of Common Stock (12).

4.8	Form of Warrant dated May 28, 2003 to acquire an aggregate of 500,000 shares of theglobe.com Common Stock (9).

4.9	Form of Warrant dated July 2, 2003 to acquire securities of theglobe.com, inc. (10).

4.10	Form of Warrant dated March 5, 2004 to acquire securities of theglobe.com, inc. (14).

4.11	Form of Warrant relating to potential issuance of Earn-out Consideration (15).

4.12	Form of Secured Demand Convertible Promissory Note (19).

4.13	Security Agreement dated April 22, 2005 by and between theglobe.com, inc. and certain other parties named therein (19).

4.14	Unconditional Guaranty Agreement dated April 22, 2005 (19).

4.15	Security Agreement dated May 29, 2007 by and between theglobe.com, inc. and Dancing Bear Investments, Inc. (22).

4.16	Unconditional Guaranty Agreement dated May 29, 2007 (22).

4.17	$250,000 Secured Demand Convertible Promissory Note dated May 29, 2007 (22).

4.18	$250,000 Secured Demand Convertible Promissory Note dated June 25, 2007 (23).

4.19	$250,000 Secured Demand Convertible Promissory Note dated July 19, 2007 (24).

4.20	$250,000 Secured Demand Convertible Promissory Note dated September 6, 2007 (25).

10.1	Form of Indemnification Agreement between the Company and each of its Directors and Executive Officers (1).

10.2	2000 Broad Based Stock Option Plan (7).**

10.3	1998 Stock Option Plan, as amended (6).**

10.4	1995 Stock Option Plan (1).**

10.5	Form of Subscription Agreement relating to the purchase of Units of Series G Preferred Stock and Warrants of theglobe.com, inc. (10).

10.6	Employment Agreement dated August 1, 2003 between theglobe.com, inc. and Michael S. Egan (11).**

10.7	Employment Agreement dated August 1, 2003 between theglobe.com, inc. and Edward A. Cespedes (11).**

10.8	Employment Agreement dated August 1, 2003 between theglobe.com, inc. and Robin Segaul Lebowitz (11).**

10.9	Amended & Restated Non-Qualified Stock Option Agreement effective as of August 12, 2002 between theglobe.com, inc. and Michael S. Egan (11).**

10.10	Amended & Restated Non-Qualified Stock Option Agreement effective as of August 12, 2002 between theglobe.com, inc. and Edward A. Cespedes (11).**

10.11	Amended & Restated Non-Qualified Stock Option Agreement effective as of August 12, 2002 between theglobe.com, inc. and Robin Segaul Lebowitz (11).**

10.12	2003 Amended and Restated Non-Qualified Stock Option Plan (20).**

10.13	theglobe.com 2004 Amended and Restated Stock Option Plan (17).

10.14	Form of Potential Conversion Note relating to Series H Preferred Stock (15).

10.15	Note Purchase Agreement dated April 22, 2005 by and between theglobe.com, inc. and certain named investors (19).

10.16	.travel Sponsored TLD Registry Agreement dated May 5, 2005 by and between ICANN and Tralliance Corporation (21).

10.17	Warrant Purchase Agreement dated as of November 22, 2006 by and between theglobe.com, inc. and Carl Ruderman (21).*

10.18
Stockholders’ Agreement dated as of November 22, 2006 by and among theglobe.com, inc., Michael S. Egan, Edward A. Cespedes, E&C Capital Partners, LLLP, E&C Capital Partners II, Ltd., Dancing Bear Investments, Inc. and Carl Ruderman (21).

10.19	Warrant to Acquire 5,000,000 shares of theglobe.com, inc. dated as of November 22, 2006 issued to Carl Ruderman (21).*

10.20	Warrant to Acquire 5,000,000 shares of theglobe.com, inc. dated as of November 22, 2006 issued to Carl Ruderman (21).*

10.21	Amended and Restated License Agreement dated as of January 26, 2007 by and between tglo.com, inc. and Speecho LLC (21).*

10.22	NeuLevel Master Service Agreement dated as of October 11, 2005 by and between NeuLevel, Inc. and Tralliance Corporation (21).*

10.23	Settlement Agreement between MySpace, Inc. and theglobe.com, inc. and Michael Egan dated as of March 15, 2007 (21).

10.24	Marketing Services Agreement dated as of November 22, 2006 between theglobe.com, inc. and Trans Digital Media, LLC (21).*

10.25	Marketing Services Agreement dated as of November 22, 2006 between theglobe.com, inc. and Universal Media of Miami, Inc.(21).*

10.26	Note Purchase Agreement dated May 29, 2007 between theglobe.com, inc. and Dancing Bear Investments, Inc. (22).

10.27	Amendment to Employment Agreement dated October 1, 2007 between theglobe.com and Michael S. Egan (26).**

10.28	Amendment to Employment Agreement dated October 1, 2007 between theglobe.com and Edward A. Cespedes (26).**

10.29	Master Co-Marketing Agreement dated October 1, 2007 between Neustar, Inc. and Tralliance Corporation (26).*

10.30	Agreement Conveyance and Bill of Sale dated as of December 13, 2007 by and between theglobe.com, inc., Tralliance Corporation and Search.Travel LLC (27).

10.31	Letter of Intent Agreement dated as of February 1, 2008 by and between The Registry Management Company LLC, Tralliance Corporation and theglobe,com, inc. (28).

10.32	Bulk Registration Co-Marketing Agreement dated as of December 20, 2007 by and between Tralliance Corporation and Labigroup Holdings, LLC. *

21.	Subsidiaries

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

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

4. Incorporated by reference from our Form S-1/A filed October 14, 1998.

5. Incorporated by reference from our Form 10-K for the year ended December 31, 1998 filed March 30, 1999.

6. Incorporated by reference from our Form S-1 filed April 13, 1999.

7. Incorporated by reference from our Form 10-Q for the quarter ended March 31, 2000 dated May 15, 2000.

8. Incorporated by reference from our Form 8-K filed on November 26, 2002.

9. Incorporated by reference from our Form 8-K filed on June 6, 2003.

10. Incorporated by reference from our Form 8-K filed on July 11, 2003.

11. Incorporated by reference from our Form 10-QSB filed on November 14, 2003.

12. Incorporated by reference from our Form 10-K filed on March 31, 2003.

13. Incorporated by reference from our Registration Statement on Form SB-2 filed on April 16, 2004 (Registration No. 333-114556).

14. Incorporated by reference from our Form 8-K filed on March 17, 2004.

15. Incorporated by reference from our Form 8-K filed September 7, 2004.

16. Incorporated by reference from our Form SB-2 filed April 16, 2004.

17. Incorporated by reference from our S-8 filed October 13, 2004.

18. Incorporated by reference from our Form 8-K filed on December 2, 2004.

19. Incorporated by reference from our Form 8-K filed on April 26, 2005.

20. Incorporated by reference from our Form S-8 filed January 22, 2004.

21. Incorporated by reference from our Form 10-K filed on March 30, 2007.

22. Incorporated by reference from our Form SC 13D/A-3 filed on May 30, 2007.

23. Incorporated by reference from our Form 8-K filed on June 26, 2007.

24. Incorporated by reference from our Form 10-Q filed on July 23, 2007.

25. Incorporated by reference from our Form 8-K filed on September 7, 2007.

26. Incorporated by reference from our Form 10-Q/A filed on November 14, 2007.

27. Incorporated by reference from our Form 8-K filed on December 20, 2007.

28. Incorporated by reference from our Form 8-K filed on February 7, 2008.

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

theglobe.com, inc.

Dated: March 27, 2008	By:	/s/ Michael S. Egan
Michael S. Egan
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Edward A. Cespedes
Edward A. Cespedes
President, Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Michael S. Egan	March 27, 2008
Michael S. Egan
Chairman, Director

/s/ Edward A. Cespedes	March 27, 2008
Edward A. Cespedes
Director

/s/ Robin Lebowitz	March 27 , 2008
Robin Lebowitz
Director

EXHIBIT INDEX

NO. ITEM

3.1	Form of Fourth Amended and Restated Certificate of Incorporation of the Company (3).

3.2	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation (16).

3.3	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 29, 2003 (16).

3.4	Certificate relating to Previously Outstanding Series of Preferred Stock and Relating to the Designation, Preferences and Rights of the Series F Preferred Stock (12).

3.5	Certificate of Amendment Relating to the Designation Preferences and Rights of the Junior Participating Preferred Stock (13).

3.6	Form of By-Laws of the Company (16).

3.7	Certificate of Amendment Relating to the Designation Preferences and Rights of the Series H Automatically Converting Preferred Stock (15).

3.8	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on December 1, 2004 (18).

4.1	Registration Rights Agreement, dated as of September 1, 1998 (5).

4.2	Amendment No.1 to Registration Rights Agreement, dated as of April 9, 1999 (6).

4.3	Specimen certificate representing shares of Common Stock of the Company (4).

4.4	Amended and Restated Warrant to Acquire Shares of Common Stock (2).

4.5	Form of Rights Agreement, by and between the Company and American Stock Transfer & Trust Company as Rights Agent (3).

4.6	Form of Warrant dated November 12, 2002 to acquire shares of Common Stock (8).

4.7	Form of Warrant dated March 28, 2003 to acquire shares of Common Stock (12).

4.8	Form of Warrant dated May 28, 2003 to acquire an aggregate of 500,000 shares of theglobe.com Common Stock (9).

4.9	Form of Warrant dated July 2, 2003 to acquire securities of theglobe.com, inc. (10).

4.10	Form of Warrant dated March 5, 2004 to acquire securities of theglobe.com, inc. (14).

4.11	Form of Warrant relating to potential issuance of Earn-out Consideration (15).

4.12	Form of Secured Demand Convertible Promissory Note (19).

4.13	Security Agreement dated April 22, 2005 by and between theglobe.com, inc. and certain other parties named therein (19).

4.14	Unconditional Guaranty Agreement dated April 22, 2005 (19).

4.15	Security Agreement dated May 29, 2007 by and between theglobe.com, inc. and Dancing Bear Investments, Inc. (22).

4.16	Unconditional Guaranty Agreement dated May 29, 2007 (22).

4.17	$250,000 Secured Demand Convertible Promissory Note dated May 29, 2007 (22).

4.18	$250,000 Secured Demand Convertible Promissory Note dated June 25, 2007 (23).

4.19	$500,000 Secured Demand Convertible Promissory Note dated July 19, 2007 (24).

4.20	$250,000 Secured Demand Convertible Promissory Note dated September 6, 2007 (25).

10.1	Form of Indemnification Agreement between the Company and each of its Directors and Executive Officers (1).

10.2	2000 Broad Based Stock Option Plan (7).**

10.3	1998 Stock Option Plan, as amended (6).**

10.4	1995 Stock Option Plan (1).**

10.5	Form of Subscription Agreement relating to the purchase of Units of Series G Preferred Stock and Warrants of theglobe.com, inc. (10).

10.6	Employment Agreement dated August 1, 2003 between theglobe.com, inc. and Michael S. Egan (11).**

10.7	Employment Agreement dated August 1, 2003 between theglobe.com, inc. and Edward A. Cespedes (11).**

10.8	Employment Agreement dated August 1, 2003 between theglobe.com, inc. and Robin Segaul Lebowitz (11).**

10.9	Amended & Restated Non-Qualified Stock Option Agreement effective as of August 12, 2002 between theglobe.com, inc. and Michael S. Egan (11).**

10.10	Amended & Restated Non-Qualified Stock Option Agreement effective as of August 12, 2002 between theglobe.com, inc. and Edward A. Cespedes (11).**

10.11	Amended & Restated Non-Qualified Stock Option Agreement effective as of August 12, 2002 between theglobe.com, inc. and Robin Segaul Lebowitz (11).**

10.12	2003 Amended and Restated Non-Qualified Stock Option Plan (20).**

10.13	theglobe.com 2004 Amended and Restated Stock Option Plan (17).

10.14	Form of Potential Conversion Note relating to Series H Preferred Stock (15).

10.15	Note Purchase Agreement dated April 22, 2005 by and between theglobe.com, inc. and certain named investors (19).

10.16	.travel Sponsored TLD Registry Agreement dated May 5, 2005 by and between ICANN and Tralliance Corporation (21).

10.17	Warrant Purchase Agreement dated as of November 22, 2006 by and between theglobe.com, inc. and Carl Ruderman (21).*

10.18
Stockholders’ Agreement dated as of November 22, 2006 by and among theglobe.com, inc., Michael S. Egan, Edward A. Cespedes, E&C Capital Partners, LLLP, E&C Capital Partners II, Ltd., Dancing Bear Investments, Inc. and Carl Ruderman (21).

10.19	Warrant to Acquire 5,000,000 shares of theglobe.com, inc. dated as of November 22, 2006 issued to Carl Ruderman (21).*

10.20	Warrant to Acquire 5,000,000 shares of theglobe.com, inc. dated as of November 22, 2006 issued to Carl Ruderman (21).*

10.21	Amended and Restated License Agreement dated as of January 26, 2007 by and between tglo.com, inc. and Speecho LLC (21).*

10.22	NeuLevel Master Service Agreement dated as of October 11, 2005 by and between NeuLevel, Inc. and Tralliance Corporation (21).*

10.23	Settlement Agreement between MySpace, Inc. and theglobe.com, inc. and Michael Egan dated as of March 15, 2007 (21).

10.24	Marketing Services Agreement dated as of November 22, 2006 between theglobe.com, inc. and Trans Digital Media, LLC (21).*

10.25	Marketing Services Agreement dated as of November 22, 2006 between theglobe.com, inc. and Universal Media of Miami, Inc. (21).*

10.26	Note Purchase Agreement dated May 29, 2007 between theglobe.com, inc. and Dancing Bear Investments, Inc. (22).

10.27	Amendment to Employment Agreement dated October 1, 2007 between theglobe.com and Michael S. Egan (26).**

10.28	Amendment to Employment Agreement dated October 1, 2007 between theglobe.com and Edward A. Cespedes (26).**

10.29	Master Co-Marketing Agreement dated October 1, 2007 between Neustar, Inc. and Tralliance Corporation (26).*

10.30	Assignment , Conveyance and Bill of Sale dated as of December 13, 2007 by and between theglobe.com, inc., Tralliance Corporation and Search.Travel LLC (27).

10.31	Letter of Intent Agreement dated as of February 1, 2008 by and between The Registry Management Company LLC, Tralliance Corporation and theglobe.com, inc. (28).

10.32	Bulk Registration Co-Marketing Agreement dated as of December 20, 2007 by and between Tralliance Corporation and Labigroup Holdings, LLC. *

21.	Subsidiaries

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

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

4. Incorporated by reference from our Form S-1/A filed October 14, 1998.

5. Incorporated by reference from our Form 10-K for the year ended December 31, 1998 filed March 30, 1999.

6. Incorporated by reference from our Form S-1 filed April 13, 1999.

7. Incorporated by reference from our Form 10-Q for the quarter ended March 31, 2000 dated May 15, 2000.

8. Incorporated by reference from our Form 8-K filed on November 26, 2002.

9. Incorporated by reference from our Form 8-K filed on June 6, 2003.

10. Incorporated by reference from our Form 8-K filed on July 11, 2003.

11. Incorporated by reference from our Form 10-QSB filed on November 14, 2003.

12. Incorporated by reference from our Form 10-K filed on March 31, 2003.

13. Incorporated by reference from our Registration Statement on Form SB-2 filed on April 16, 2004 (Registration No. 333-114556).

14. Incorporated by reference from our Form 8-K filed on March 17, 2004.

15. Incorporated by reference from our Form 8-K filed September 7, 2004.

16. Incorporated by reference from our Form SB-2 filed April 16, 2004.

17. Incorporated by reference from our S-8 filed October 13, 2004.

18. Incorporated by reference from our Form 8-K filed on December 2, 2004.

19. Incorporated by reference from our Form 8-K filed on April 26, 2005.

20. Incorporated by reference from our Form S-8 filed January 22, 2004.

21. Incorporated by reference from our Form 10-K filed on March 30, 2007.

22. Incorporated by reference from our Form SC 13D/A-3 filed on May 30, 2007.

23. Incorporated by reference from our Form 8-K filed on June 26, 2007.

24. Incorporated by reference from our Form 10-Q filed on July 23, 2007.

25. Incorporated by reference from our Form 8-K filed on September 7, 2007.

26. Incorporated by reference from our Form 10-Q/A filed on November 14, 2007.

27. Incorporated by reference from our Form 8-K filed on December 20, 2007.

28. Incorporated by reference from our Form 8-K filed on February 7, 2008.

* Confidential portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment.

** Management contract or compensatory plan or arrangement.