Form 10-Q
period 2008-03-31
THEGLOBE COM INC
filed 2008-05-09
CIK 1066684

OMB APPROVAL
OMB Number:	3235-0070
Expires:	April 30, 2008
Estimated average burden
hours per response	…...192.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of the Registrant's Common Stock, $.001 par value (the "Common Stock") as of May 9, 2008 was 172,484,838.

THEGLOBE.COM, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THEGLOBE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2008	2007
	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$335,828	$631,198
Accounts receivable from related parties	16,568	416,566
Accounts receivable	26,636	12,213
Prepaid expenses	186,251	173,794
Other current assets	3,200	4,219
Net assets of discontinued operations	21,574	30,000

Total current assets	590,057	1,267,990

Property and equipment, net	25,037	35,748
Intangible assets, net	329,265	368,777
Other assets	40,000	40,000

Total assets	$984,359	$1,712,515

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable to related parties	$643,846	$499,631
Accounts payable	253,769	263,683
Accrued expenses and other current liabilities	537,358	953,826
Accrued interest due to related parties	1,070,726	954,795
Notes payable due to related parties	4,650,000	4,650,000
Deferred revenue	1,444,142	1,443,589
Net liabilities of discontinued operations	1,878,298	1,902,344

Total current liabilities	10,478,139	10,667,868

Deferred revenue	403,616	401,248

Total liabilities	10,881,755	11,069,116

Stockholders' Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized;
172,484,838 shares issued at March 31, 2008 and December 31, 2007	172,485	172,485

Additional paid-in capital	290,494,783	290,486,232
Accumulated deficit	(300,564,664)	(300,015,318)

Total stockholders' deficit	(9,897,396)	(9,356,601)

Total liabilities and stockholders’ deficit	$984,359	$1,712,515

See notes to unaudited condensed consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2008	2007
	(UNAUDITED)

Net Revenue	$543,933	$431,742

Operating Expenses:
Cost of revenue	31,692	102,185
Sales and marketing	127,822	639,781
General and administrative	618,066	1,088,464
Related party transactions	153,464	136,302
Depreciation	10,710	19,520
Intangible asset amortization	39,512	39,511
	981,266	2,025,763

Operating Loss from Continuing Operations	(437,333)	(1,594,021)
Other Income (Expense), net:
Related party interest expense	(115,932)	(83,836)
Interest income	2,782	50,277
Other income	172	—
	(112,978)	(33,559)

Loss from Continuing Operations
Before Income Tax	(550,311)	(1,627,580)
Income Tax Provision	—	—
Loss from Continuing Operations	(550,311)	(1,627,580)

Discontinued Operations, net of tax	965	(1,161,036)

Net Loss	$(549,346)	$(2,788,616)

Loss Per Share -
Basic and Diluted:
Continuing Operations	$—	$(0.01)
Discontinued Operations	$—	$(0.01)
Net Loss	$—	$(0.02)

Weighted Average Common Shares Outstanding	172,485,000	172,485,000

See notes to unaudited condensed consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2008	2007
	(UNAUDITED)
Cash Flows from Operating Activities:
Net loss	$(549,346)	$(2,788,616)
Add back: (income) loss from discontinued operations	(965)	1,161,036
Net loss from continuing operations	(550,311)	(1,627,580)

Adjustments to reconcile net loss from continuing operations to net cash flows from operating activities
Depreciation and amortization	50,223	59,031
Employee stock compensation	8,125	101,520
Compensation related to non-employee stock options	426	3,136

Changes in operating assets and liabilities
Accounts receivable from related parties	399,998	6,433
Accounts receivable	(14,423)	(7,602)
Prepaid and other current assets	(11,438)	1,651
Accounts payable to related parties	144,215	(13,466)
Accounts payable	(9,914)	156,694
Accrued expenses and other current liabilities	(416,468)	(239,438)
Accrued interest due to related parties	115,931	83,836
Deferred revenue	2,921	165,284

Net cash flows from operating activities of continuing operations	(280,715)	(1,310,501)
Net cash flows from operating activities of discontinued operations	(21,655)	(496,872)
Net cash flows from operating activities	(302,370)	(1,807,373)

Cash Flows from Investing Activities:
Purchases of property and equipment	—	(30,593)

Proceeds from the sale of property and equipment of discontinued operations	7,000	28,800
Net cash flows from investing activities	7,000	(1,793)

Net Decrease in Cash and Cash Equivalents	(295,370)	(1,809,166)
Cash and Cash Equivalents, at beginning of period	631,198	5,316,218

Cash and Cash Equivalents, at end of period	$335,828	$3,507,052

See notes to unaudited condensed consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THEGLOBE.COM

theglobe.com, inc. (the "Company" or "theglobe") was incorporated on May 1, 1995 (inception) and commenced operations on that date. Originally, theglobe.com was an online community with registered members and users in the United States and abroad. However, due to the deterioration of the online advertising market, the Company was forced to restructure and ceased the operations of its online community on August 15, 2001. The Company then sold most of its remaining online and offline properties. The Company continued to operate its Computer Games print magazine and the associated CGOnline website ( www.cgonline.com ), as well as the e-commerce games distribution business of Chips & Bits, Inc. ( www.chipsbits.com ). On November 14, 2002, the Company entered into the Voice over Internet Protocol (“VoIP”) business by acquiring certain VoIP assets. On June 1, 2002, Chairman Michael S. Egan and Director Edward A. Cespedes became Chief Executive Officer and President of the Company, respectively.

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

As of March 31, 2008, the Company managed a single line of business consisting of Tralliance. See Note 3, “Proposed Tralliance Transaction,” regarding a proposed transaction whereby the Company would sell its Tralliance business and issue approximately 269,000,000 shares of its Common Stock to a company controlled by Michael S. Egan, the Company’s Chairman and Chief Executive Officer.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries from their respective dates of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The unaudited interim condensed consolidated financial statements of the Company as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed consolidated financial statements.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2008 and the results of its operations and its cash flows for the three months ended March 31, 2008 and 2007. The results of operations and cash flows for such periods are not necessarily indicative of results expected for the full year or for any future period.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions relate to estimates of collectibility of accounts receivable, the valuations of fair values of options and warrants, the impairment of long-lived assets, accounts payable and accrued expenses and other factors. At March 31, 2008 and December 31, 2007, a significant portion of our net liabilities of discontinued operations relate to charges that have been disputed by the Company and for which estimates have been required. Our estimates, judgments and assumptions are continually evaluated based upon available information and experience. Because of estimates inherent in the financial reporting process, actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash equivalents consist of money market funds and highly liquid short-term investments with qualified financial institutions. The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents.

COMPREHENSIVE INCOME (LOSS)

The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, "Reporting Comprehensive Income." Comprehensive income (loss) generally represents all changes in stockholders' equity during the year except those resulting from investments by, or distributions to, stockholders. The Company's comprehensive loss was approximately $549 thousand and $2.8 million for the three months ended March 31, 2008 and 2007, respectively, which approximated the Company's reported net loss.

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

REVENUE RECOGNITION

The Company’s revenue from continuing operations consists principally of registration fees for Internet domain registrations, which generally have terms of one year, but may be up to ten years. Such registration fees are reported net of transaction fees paid to an unrelated third party which serves as the registry operator for the Company. Payments of registration fees are deferred when initially received and recognized as revenue on a straight-line basis over the registrations’ terms.

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

Due to the Company's net losses from continuing operations, the effect of potentially dilutive securities or common stock equivalents that could be issued was excluded from the diluted net loss per common share calculation due to the anti-dilutive effect. Such potentially dilutive securities and common stock equivalents consisted of the following for the periods ended March 31:

	2008	2007
Options to purchase common stock	15,601,000	18,923,000
Common shares issuable upon exercise of warrants	16,911,000	16,911,000
Common shares issuable upon conversion of Convertible Notes	193,000,000	68,000,000
Total	225,512,000	103,834,000

RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 expands the scope of what entities may carry at fair value by offering an irrevocable option to record many types of financial assets and liabilities at fair value. Changes in fair value would be recorded in an entity’s income statement. This accounting standard also establishes presentation and disclosure requirements that are intended to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 was effective for the Company on January 1, 2008. The Company does not believe that SFAS No. 159 will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. SFAS No. 157 was effective for the Company on January 1, 2008. The Company does not believe that SFAS No. 157 will have a material impact on its financial statements.

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

(2) GOING CONCERN CONSIDERATIONS AND MANAGEMENT’S PLAN

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

During the year ended December 31, 2007 and the first quarter of 2008, the Company was able to continue operating as a going concern due principally to funding of $1,250,000 received from the sale of secured convertible demand promissory notes to an entity controlled by Michael Egan, its Chairman and Chief Executive Officer. Additionally, in December 2007, additional funding of $380,000 was provided from the sale of all of the Company’s rights related to its www.search.travel domain name and website to an entity also controlled by Mr. Egan. At March 31, 2008, the Company had a net working capital deficit of approximately $9,888,000, inclusive of a cash and cash equivalents balance of approximately $336,000. Such working capital deficit included an aggregate of $4,650,000 in secured convertible demand debt, related accrued interest of approximately $1,071,000 and accounts payable totaling approximately $644,000 due to entities controlled by Mr. Egan (See Note 7, “Related Party Transactions” for further details). Additionally, such working capital deficit included approximately $1,878,000 of net liabilities of discontinued operations, with a significant portion of such liabilities related to charges which have been disputed by the Company.

Notwithstanding previous cost reduction actions taken by the Company and its decision to shutdown its unprofitable computer games and VoIP telephony services businesses in March 2007 (see Note 4, “Discontinued Operations” for further details), the Company continues to incur substantial consolidated net losses, although reduced in comparison with prior periods, and management believes that the Company will continue to be unprofitable in the foreseeable future. Based upon the Company’s current financial condition, as discussed above, and without the infusion of additional capital, management does not believe that the Company will be able to fund its operations beyond the end of May 2008.

As more fully discussed in Note 3, “Proposed Tralliance Transaction”, on February 1, 2008, the Company announced that it had entered into a letter of intent to sell substantially all of the business and net assets of its Tralliance Corporation subsidiary and to issue approximately 269,000,000 shares of its Common Stock to an entity controlled by Mr. Egan (the “Proposed Tralliance Transaction”). In the event that this Proposed Tralliance Transaction is consummated, all of the Company’s remaining secured and unsecured debt owed to entities controlled by Mr. Egan (which was approximately $5,721,000 and $644,000 at March 31, 2008, respectively) will be exchanged or cancelled. Additionally, the consummation of the Proposed Tralliance Transaction would also result in significant reductions in the Company’s cost structure, based upon the elimination of Tralliance’s operating expenses. Although substantially all of Tralliance’s revenue would also be eliminated, approximately 10% of Tralliance’s future net revenue through May 5, 2015 would be essentially retained through the contemplated net revenue earn-out provisions of the Proposed Tralliance Transaction. Additionally, the consummation of the Proposed Tralliance Transaction would increase Mr. Egan’s ownership in the Company to approximately 84% (assuming exercise of all outstanding stock options and warrants) and would significantly dilute all other existing shareholders. The foregoing description is preliminary in nature and there may be significant changes between such preliminary terms and the terms of any final definitive purchase agreement.

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

It is our preference to avoid filing for protection under the U.S. Bankruptcy Code. However, in order to continue operating as a going concern for any length of time beyond May 2008, we believe that we must quickly raise capital. Although there is no commitment to do so, any such funds would most likely come from Michael Egan or affiliates of Mr. Egan or the Company as the Company currently has no access to credit facilities with traditional third parties and has historically relied upon borrowings from related parties to meet short-term liquidity needs. Any such capital raised would not be registered under the Securities Act of 1933 and would not be offered or sold in the United States absent registration requirements. Further, any securities issued (or issuable) in connection with any such capital raise will likely result in very substantial dilution of the number of outstanding shares of the Company’s Common Stock.

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

(3)  PROPOSED TRALLIANCE TRANSACTION

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

As part of the purchase consideration for the Proposed Tralliance Transaction, Mr. Egan and certain of his affiliates will exchange and surrender all of their right, title and interest to certain secured demand convertible notes (the “2005 Convertible Notes and 2007 Convertible Notes”), accrued and unpaid interest thereon, as well as accrued and unpaid rent and miscellaneous fees that are due and outstanding as of the date of the closing of the Proposed Tralliance Transaction. At March 31, 2008, amounts due under the 2005 Convertible Notes and 2007 Convertible Notes, accrued and unpaid interest thereon, and accrued and unpaid rent and miscellaneous fees totaled approximately $4,650,000, $1,071,000 and $644,000, respectively, which amounts collectively equal $6,365,000 (see Note 7, “Related Party Transactions” for additional details).

As additional consideration, The Registry Management Company will pay an earn-out to theglobe equal to 10% (subject to certain minimums) of The Registry Management Company’s net revenue derived from “.travel” names registered by The Registry Management Company through May 5, 2015. The total net present value of the minimum guaranteed earn-out payments is estimated to be approximately $1,300,000, bringing the total purchase consideration for the Proposed Tralliance Transaction to approximately $7,665,000 (based upon March 31, 2008 liability balances as discussed above).

The Proposed Tralliance Transaction is subject to the negotiation and closing of a definitive purchase agreement, receipt of an independent fairness opinion, and shareholder approval. The Proposed Tralliance Transaction is expected to close no earlier that the second quarter of 2008. The foregoing description is preliminary in nature and there may be significant changes between such preliminary terms and the terms of any final definitive purchase agreement. As of May 9, 2008, the Company and The Registry Management Company continue to work toward finalizing a definitive agreement, however as of such date, no definitive agreement has been entered into.

(4) DISCONTINUED OPERATIONS

In March 2007, management and the Board of Directors of the Company made the decision to cease all activities related to its Computer Games businesses, including discontinuing the operations of its magazine publications, games distribution business and related websites. The Company’s decision to shutdown its computer games businesses was based primarily on the historical losses sustained by these businesses during the recent past and management’s expectations of continued future losses. As of March 31, 2008, all significant elements of its computer games business shutdown plan have been completed by the Company, except for the collection and payment of remaining outstanding accounts receivables and payables.

In addition, in March 2007, management and the Board of Directors of the Company decided to discontinue the operating, research and development activities of its VoIP telephony services business and terminate all of the remaining employees of the business.   The Company’s decision to discontinue the operations of its VoIP telephony services business was based primarily on the historical losses sustained by the business during the past several years, management’s expectations of continued losses for the foreseeable future and estimates of the amount of capital required to attempt to successfully monetize its business. On April 2, 2007, theglobe agreed to transfer to Michael Egan all of its VoIP intellectual property in consideration for his agreement to provide the Security in connection with the MySpace litigation Settlement Agreement (See Note 6, “Litigation,” for further discussion). The Company had previously written off the value of the VoIP intellectual property as a result of its evaluation of the VoIP telephony services business’ long-lived assets in connection with the preparation of the Company’s 2004 year-end consolidated financial statements. As of March 31, 2008, all significant elements of its VoIP telephony services business shutdown plan have been completed by the Company, except for the resolution of certain vendor disputes and the payment of remaining outstanding vendor payables.

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

The following is a summary of the assets and liabilities of the discontinued operations of the computer games and VoIP telephony services businesses as included in the accompanying condensed consolidated balance sheets. A significant portion of the net liabilities of discontinued operations at March 31, 2008 and December 31, 2007 relate to charges that have been disputed by the Company and for which estimates have been required.

	March 31,	December 31,
	2008	2007
Assets:
Computer Games
Accounts receivable, net	$21,574	$30,000
	21,574	30,000
VoIP Telephony Services	—	—

Total assets of discontinued operations	$21,574	$30,000

	March 31,	December 31,
	2008	2007
Liabilities:
Computer Games
Accounts payable	$35,583	$35,583
Subscriber liability, net	4,989	5,398
	40,572	40,981
VoIP Telephony Services
Accounts payable	1,609,016	1,632,653
Other accrued expenses	228,710	228,710
	1,837,726	1,861,363

Total liabilities of discontinued operations	$1,878,298	$1,902,344

Summarized results of operations financial information for the discontinued operations was as follows:

Periods Ended March 31,	2008	2007

Computer Games:
Net revenue	$—	$588,499

Loss from operations, net of tax	$(3,906)	$(364,474)

VoIP Telephony Services:
Net revenue	$—	$374

Income (Loss) from operations, net of tax	$4,871	$(796,562)

 The Company has estimated the costs expected to be incurred in shutting down its computer games and VoIP telephony services businesses and has accrued charges as of March 31, 2008, as follows:

	Computer Games	VoIP Telephony Services

Total Estimated Shut-Down Costs Charged to Discontinued Operations Through March 31, 2008:
Contract termination costs	$—	$416,466
Other costs	$24,235	$—
	$24,235	$416,466

Included in Liabilities at March 31, 2008:
Charged to discontinued operations	$245,235	$428,966
Payment of costs	(24,235)	(61,000)
Settlements credited to discontinued operations	(221,000)	(12,500)
	$—	$355,466

Net current liabilities of discontinued operations at March 31, 2008 include accounts payable and accruals totaling approximately $355,466 related to the estimated shut-down costs summarized above.

(5) STOCK OPTION PLANS

We have several stock option plans under which nonqualified stock options may be granted to officers, directors, other employees, consultants and advisors of the Company. In general, options granted under the Company’s stock option plans expire after a ten-year period and generally vest no later than three years from the date of grant. Incentive options granted to stockholders who own greater than 10% of the total combined voting power of all classes of stock of the Company must be issued at 110% of the fair market value of the stock on the date the options are granted. As of March 31, 2008, there were approximately 7,383,000 shares available for grant under the Company’s stock option plans.

No stock options were granted by the Company during the three months ended March 31, 2008. A total of 100,000 stock options were granted during the three months ended March 31, 2007, with a weighted-average fair value of $0.07. There were no stock option exercises during the three months ended March 31, 2008 and 2007.

 Stock option activity during the three months ended March 31, 2008 was as follows:

	Total Options	Weighted Average Exercise Price
Outstanding at December 31, 2007	16,340,660	$0.40
Granted	—
Exercised	—
Canceled	(739,500)	0.39
Outstanding at March 31, 2008	15,601,160	$0.41
Options exercisable at March 31, 2008	15,319,552	$0.41

The weighted-average remaining contractual terms of stock options outstanding and stock options exercisable at March 31, 2008 were 6.0 years and 5.9 years, respectively. The aggregate intrinsic value of both options outstanding and stock options exercisable at March 31, 2008 was $0.

Stock compensation cost is recognized on a straight-line basis over the vesting period. Stock compensation expense totaling $8,551 was charged to continuing operations during the three months ended March 31, 2008, including $426 of expense resulting from the vesting of non-employee stock options. During the three months ended March 31, 2007, stock compensation expense of $104,656 charged to continuing operations included $3,136 of expense related to the vesting of non-employee stock options and $34,423 from the accelerated vesting of stock options issued to terminated employees.

At March 31, 2008, there was approximately $38,000 of unrecognized compensation expense related to unvested stock options which is expected to be recognized over a weighted-average period of 1.3 years.

The Company estimates the fair value of each stock option at the grant date by using the Black Scholes option-pricing model using the following assumptions: no dividend yield; a risk free interest rate based on the U.S. Treasury yield in effect at the time of grant; an expected option life based on historical and expected exercise behavior; and expected volatility based on the historical volatility of the Company’s stock price, over a time period that is consistent with the expected life of the option.

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

On March 15, 2007, the Company entered into a Settlement Agreement with MySpace whereby it agreed to pay MySpace $2,550,000 on or before April 5, 2007 in exchange for a mutual release of all claims against one another, including any claims against the Company’s directors and officers. As part of the settlement, Michael Egan, the Company’s CEO, who is also an affiliate of the Company, agreed to enter into an agreement with MySpace on or before April 5th pursuant to which he would, among other things, provide a letter of credit, cash or other equivalent security (collectively, “Security”) in form and substance satisfactory to MySpace. Such Security was to expire and be released (and in fact did expire and was released) on the 100th day following the Company’s payment of the foregoing $2,550,000 so long as no bankruptcy petition, assignment for the benefit of creditors or like liquidation, reorganization or insolvency proceeding was instituted or filed related to the Company during such 100-day period. In accordance with SFAS No. 5, “Accounting for Contingencies,” the $2,550,000 payment required by the Settlement Agreement was accrued and has been included in current liabilities in the consolidated balance sheet as of December 31, 2006 and has been reflected as an expense of discontinued operations in the consolidated statement of operations for the year ended December 31, 2006.

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

The lawsuit purports to be a class action filed on behalf of purchasers of the stock of the Company during the period from November 12, 1998 through December 6, 2000. The purported class action alleges violations of Sections 11 and 15 of the Securities Act of 1933 (the “1933 Act”) and Sections 10(b), Rule 10b-5 and 20(a) of the Securities Exchange Act of 1934 (the “1934 Act”). Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company's initial public offering and its secondary offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the Prospectuses for the Company's initial public offering and its secondary offering were false and misleading and in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice. This dismissal disposed of the Section 15 and 20(a) control person claims without prejudice. On December 5, 2006, the Second Circuit vacated a decision by the district court granting class certification in six of the coordinated cases, which are intended to serve as test, or “focus,” cases. The plaintiffs selected these six cases, which do not include the Company. On April 6, 2007, the Second Circuit denied a petition for rehearing filed by the plaintiffs, but noted that the plaintiffs could ask the district court to certify more narrow classes than those that were rejected.

On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The amended complaints include a number of changes, such as changes to the definition of the purported class of investors, and the elimination of the individual defendants as defendants. On September 27, 2007, the plaintiffs moved to certify a class in the six focus cases. On November 14, 2007, the issuers and the underwriters named as defendants in the six focus cases filed motions to dismiss the amended complaints against them. On March 26, 2008, the District Court dismissed the Section 11 claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. With respect to all other claims, the motions to dismiss were denied. We are awaiting a decision from the Court on the class certification motion.

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

The Company is currently a party to certain other claims and disputes arising in the ordinary course of business, including certain disputes related to vendor charges incurred primarily as the result of the failure and subsequent shutdown of its discontinued VoIP telephony services business. The Company believes that it has recorded adequate accruals on its balance sheet to cover such disputed charges and is seeking to resolve and settle such disputed charges for amounts substantially less than recorded amounts. An adverse outcome in any of these matters, however, could materially and adversely effect our financial position, utilize a significant portion of our cash resources and adversely affect our ability our ability to continue as a going concern (see Note 4, “Discontinued Operations”).

(7) RELATED PARTY TRANSACTIONS

During fiscal 2005 and 2007, the Company entered into convertible note purchase agreements (the “Agreements”) with certain entities controlled by the Company’s Chairman and Chief Executive Officer. At March 31, 2008, outstanding principal and accrued interest owed under the Agreements totaled $4,650,000 and $1,070,726, respectively. During the three months ended March 31, 2008 and 2007, interest expense related to the Agreements of $115,932 and $83,836, respectively, was recorded.

Several entities controlled by the Company’s Chairman and Chief Executive Officer have provided services to the Company, including: the lease of office space; and the outsourcing of customer services, human resources and payroll processing functions. During the three months ended March 31, 2008 and 2007, $142,214 and $128,416 of expense related to these services was recorded, respectively. A total of $643,846 incurred during 2007 and the first quarter of 2008 related to these services remains unpaid and is included within current liabilities at March 31, 2008.

During the three months ended March 31, 2007, a total of $7,886 in rent expense related to office space in New York City, which was subleased from Tralliance’s former President, was recorded. This sub-lease was terminated in June 2007.

Tralliance is a party to a Bulk Registration Co-Marketing Agreement (the “Co-Marketing Agreement”) entered into in December 2007 with Labigroup Holdings, LLC (“Labigroup”), a private entity controlled by the Company’s Chairman and Chief Executive Officer. Our remaining directors also own a minority interest in Labigroup. During the three months ended March 31, 2008, Labigroup registered 4,285 “.travel” domain names and was charged $17,140 in fees and costs by Tralliance under the Co-Marketing Agreement. A total of $12,724 of such fees and costs remain unpaid at March 31, 2008. Additionally, during the three months ended March 31, 2008, Labigroup paid in full the $412,050 balance of fees and costs owed to Tralliance as of December 31, 2007.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology, such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "intend," "potential" or "continue" or the negative of such terms or other comparable terminology, although not all forward-looking statements contain such terms. In addition, these forward-looking statements include, but are not limited to, statements regarding:

•	executing our business plans;

•	our ability to increase revenue levels;

•	our ability to control and reduce operating expenses;

•	potential governmental regulation and taxation;

•	the outcome of pending litigation;

•	our ability to successfully resolve disputed liabilities;

•	our estimates or expectations of continued losses;

•	our expectations regarding future revenue and expenses;

•	attracting and retaining customers and employees;

•	our ability to sell our Tralliance business, including pursuant to the Proposed Tralliance Transaction;

•	our ability to raise sufficient capital; and

•	our ability to continue to operate as a going concern.

These statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are not required to and do not intend to update any of the forward-looking statements after the date of this Form 10-Q or to conform these statements to actual results. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-Q might not occur. Actual results, levels of activity, performance, achievements and events may vary significantly from those implied by the forward-looking statements. A description of risks that could cause our results to vary appears under "Risk Factors" and elsewhere in this Form 10-Q. The following discussion should be read together in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes thereto and the audited consolidated financial statements and notes to those statements contained in the Annual Report on Form 10-K for the year ended December 31, 2007.

OVERVIEW

As of March 31, 2008, theglobe.com, inc. (the "Company" or "theglobe") managed a single line of business, Internet services, consisting of Tralliance Corporation (“Tralliance”) which is the registry for the “.travel” top-level Internet domain. We acquired Tralliance on May 9, 2005. In March 2007, management and the Board of Directors of the Company made the decision to cease all activities related to its computer games and VoIP telephony services businesses. Results of operations for the computer games and VoIP telephony services businesses have been reported separately as “Discontinued Operations” in the accompanying condensed consolidated statements of operations for all periods presented. The assets and liabilities of the computer games and VoIP telephony services businesses have been included in the captions, “Assets of Discontinued Operations” and “Liabilities of Discontinued Operations” in the accompanying condensed consolidated balance sheets.

PROPOSED TRALLIANCE TRANSACTION

As more fully discussed in Note 3, “Proposed Tralliance Transaction” in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements, on February 1, 2008 the Company announced that it had entered into a letter of intent to sell substantially all of the business and net assets of its Tralliance Corporation subsidiary and to issue approximately 269 million shares of its common stock to The Registry Management Company, LLC, a privately held entity controlled by Michael S. Egan, theglobe.com’s Chairman, CEO and controlling investor (the “Proposed Tralliance Transaction”).

As part of the purchase consideration for the Proposed Tralliance Transaction, Mr. Egan and certain of his affiliates will exchange and surrender all of their right, title and interest to secured convertible demand promissory notes, accrued and unpaid interest thereon, as well as outstanding rent and miscellaneous fees that are due and outstanding as of the Closing Date of the Proposed Tralliance Transaction. Such liabilities totaled approximately $6.4 million at March 31, 2008.

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

BASIS OF PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We received a report from our independent accountants, relating to our December 31, 2007 audited financial statements, containing a paragraph stating that our recurring losses from operations and our accumulated deficit raise substantial doubt about our ability to continue as a going concern. The Company continues to incur substantial consolidated net losses and management believes the Company will continue to be unprofitable and use cash in its operations for the foreseeable future. Based upon our current cash resources and without the infusion of additional capital, management does not believe the Company can operate as a going concern beyond the end of May 2008. See “Future and Critical Need for Capital” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO
THE THREE MONTHS ENDED MARCH 31, 2007

CONTINUING OPERATIONS

NET REVENUE. Net revenue totaled $544 thousand for the three months ended March 31, 2008 as compared to $432 thousand for the three months ended March 31, 2007, an increase of approximately $112 thousand, or 26%, from the prior year period.   Net revenue attributable to domain name registrations is recognized as revenue on a straight-line basis over the term of the registrations. Total domain names registered as of the end of the first quarter of 2008 was 199,510, of which 168,993 were registered under our bulk purchase program established in December 2007 and 30,517 names registered under our standard program. As of March 31, 2007, there were 25,240 .travel names registered.

COST OF REVENUE. Cost of revenue totaled $32 thousand for the three months ended March 31, 2008, a decline of $70 thousand, or 69%, from the $102 thousand reported for the three months ended March 31, 2007.   Cost of revenue consists primarily of fees paid to third party service providers which furnish outsourced services, including verification of registration eligibility, maintenance of the “.travel” directory of consumer-oriented registrant travel data, as well as other services. Fees for some of these services vary based on transaction levels or transaction types. Fees for outsourced services are generally deferred and amortized to cost of revenue over the term of the related domain name registration. Cost of revenue as a percent of net revenue was approximately 6% for the first quarter of 2008 as compared to 24% for the same period of 2007. The decline in cost of revenue as compared to the 2007 first quarter was due primarily to Tralliance’s continued emphasis on performing verification of registration eligibility in-house rather than utilizing third party providers, as well as the termination of an agreement to outsource this process. Additionally, Tralliance brought the hosting of the .travel directory in-house in October 2007 generating a savings of approximately $29 thousand in the three months ended March 31, 2008 as compared to the same period of 2007.

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and related expenses of sales and marketing personnel, commissions, consulting, advertising and marketing costs, public relations expenses and promotional activities. Sales and marketing expenses totaled $128 thousand for the three months ended March 31, 2008 versus $640 thousand for the same period in 2007. Beginning in the third quarter of 2006 and continuing through 2007, Tralliance engaged several outside parties to promote our registry operations and the www.search.travel website internationally. These engagements were either terminated or renegotiated by the end of 2007 which resulted in a decrease in sales and marketing costs of approximately $241 thousand as compared to the first quarter of 2007. Additional decreases in public relations, $99 thousand, and advertising, $75 thousand, contributed to the overall decline in sales and marketing expenses in the first quarter of 2008 as compared to the first quarter of 2007. We sold our rights to the www.search.travel website in December 2007 and as a result incurred no sales or marketing expenses related to such website in the quarter ended March 31, 2008.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and other personnel costs related to management, finance and accounting functions, facilities, outside legal and professional fees, information-technology consulting, directors and officers insurance, and general corporate overhead costs. General and administrative expenses totaled approximately $618 thousand in the first quarter of 2008 as compared to approximately $1.1 million for the same quarter of the prior year, a decline of $470 thousand, or approximately 43%. During the second quarter of 2007 the Company reduced its administrative headcount resulting in a decrease in personnel costs of approximately $384 thousand in the three months ended March 31, 2008 as compared to the prior year. Travel and entertainment expense also declined by $124 thousand in the first quarter of 2008 as compared to the three months ended March 31, 2007.

RELATED PARTY TRANSACTIONS. Related party transactions expense consist of rent for the Company’s office space and the fees associated with the outsourcing of the customer service, human resource and payroll processing functions to entities controlled by theglobe’s management. Related party transactions expense totaled approximately $153 thousand for the three months ended March 31, 2008, a $17 thousand increase from the $136 thousand recognized in the same period in 2007. In November 2007, the Company increased the scope of customer services provided by an entity controlled by our Chairman, which resulted in a $93 thousand increase in related party transactions expense in the three months ended March 31, 2008 versus the three months ended March 31, 2007. Partially offsetting this increase was a $69 thousand reduction in related party rent expense in the first quarter of 2008 as compared to the same period the previous year.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense totaled $50 thousand for the three months ended March 31, 2008 as compared to $59 thousand for the three months ended March 31, 2007, or a decline of $9 thousand.

RELATED PARTY INTEREST EXPENSE. Related party interest expense for the first quarter of 2008 was $116 thousand as compared to $84 thousand for the same quarter of 2007, reflecting increased borrowings made by the Company during the second and third quarters of 2007.

INTEREST INCOME. Interest income of $3 thousand was reported for the first quarter of 2008 compared to interest income of $50 thousand reported for the first quarter of the prior year. As a result of the Company’s net loss incurred during 2007, the Company had a lower level of funds available for investment during the first quarter of 2008 as compared to the same quarter of the prior year.

INCOME TAXES. No tax benefit was recorded for the losses incurred during the first quarter of 2008 or the first quarter of 2007 as we recorded a 100% valuation allowance against our otherwise recognizable deferred tax assets due to the uncertainty surrounding the timing or ultimate realization of the benefits of our net operating loss carryforwards in future periods. As of December 31, 2007, we had net operating loss carryforwards which may be potentially available for U.S. tax purposes of approximately $167 million. These carryforwards expire through 2026. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Due to various significant changes in our ownership interests, as defined in the Internal Revenue Code of 1986, as amended, we have substantially limited the availability of our net operating loss carryforwards. These net operating loss carryforwards may be further adversely impacted if the Proposed Tralliance Transaction is consummated. There can be no assurance that we will be able to utilize any net operating loss carryforwards in the future.

DISCONTINUED OPERATIONS

The income from discontinued operations, net of income taxes totaled $965 in the first quarter of 2008 as compared to a net loss of approximately $1.2 million during the first quarter of 2007 and is summarized as follows:

	Computer Games	VoIP Telephony Services	Total
Three months ended March 31, 2008:
Net revenue	$—	$—	$—
Operating expenses	(4,048)	(2,129)	(6,177)
Other income, net	142	7000	7142
	$(3,906)	$4,871	$965

	Computer Games	VoIP Telephony Services	Total
Three months ended March 31, 2007:
Net revenue	$588,499	$374	$588,873
Operating expenses	(952,973)	(830,529)	(1,783,502)
Other income, net	—	33,593	33,593
	$(364,474)	$(796,562)	$(1,161,036)

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW ITEMS

As of March 31, 2008, we had approximately $336 thousand in cash and cash equivalents as compared to $631,000 as of December 31, 2007. Net cash flows used in operating activities of continuing operations totaled approximately $281 thousand and $1.3 million, for the three months ended March 31, 2008 and 2007, respectively, or a decrease of approximately $1.0 million. Such decrease was attributable primarily to a lower net loss from continuing operations for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

A total of $22 thousand in net cash flows were used in the operating activities of discontinued operations during the first quarter of 2008 as compared to a use of approximately $497 thousand of cash in operating activities of discontinued operations during the same period of the prior year. Such decrease was attributable to the shutdown of the Company’s computer games and VoIP telephony services businesses in March 31, 2007

FUTURE AND CRITICAL NEED FOR CAPITAL

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

During the year ended December 31, 2007 and the first quarter of 2008, the Company was able to continue operating as a going concern due principally to funding of $1.25 million received from the sale of secured convertible demand promissory notes to an entity controlled by Michael Egan, its Chairman and Chief Executive Officer. Additionally, in December 2007, funding of $380 thousand was provided from the sale of all of the Company’s rights related to its www.search.travel domain name and website to an entity controlled by Mr. Egan. At March 31, 2008, the Company had a net working capital deficit of approximately $9.9 million, inclusive of a cash and cash equivalents balance of approximately $336 thousand. Such working capital deficit included an aggregate of $4.65 million in secured convertible demand debt, related accrued interest of approximately $1.1 million and accounts payable totaling approximately $644 thousand due to entities controlled by Mr. Egan (See Note 7, “Related Party Transactions” in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements for further details). Additionally, such working capital deficit included approximately $1.9 million of net liabilities of discontinued operations, with a significant portion of such liabilities related to charges which are disputed by the Company.

Notwithstanding previous cost reduction actions taken by the Company and its decision to shutdown its unprofitable computer games and VoIP telephony services businesses in March 2007 (see Note 4, “Discontinued Operations” in the accompanying Notes to Consolidated Financial Statements), the Company continues to incur substantial consolidated net losses, although reduced in comparison with prior periods, and management believes that the Company will continue to be unprofitable in the foreseeable future. Based upon the Company’s current financial condition, as discussed above, and without the infusion of additional capital, management does not believe that the Company will be able to fund its operations beyond the end of May 2008.

As more fully discussed in Note 3, “Proposed Tralliance Transaction” in the Notes to Unaudited Condensed Consolidated Financial Statements, on February 1, 2008, the Company announced that it had entered into a letter of intent to sell substantially all of the business and net assets of its Tralliance Corporation subsidiary and to issue approximately 269 million shares of its common stock to an entity controlled by Mr. Egan (the “Proposed Tralliance Transaction”). In the event that this Proposed Tralliance Transaction is consummated, all of the Company’s remaining secured and unsecured debt owed to entities controlled by Mr. Egan (which was approximately $5.7 million and $644 thousand at March 31, 2008, respectively) will be exchanged or cancelled. Additionally, the consummation of the Proposed Tralliance Transaction would result in significant reductions in the Company’s cost structure, based upon the elimination of Tralliance’s operating expenses. Although substantially all of Tralliance’s revenue would also be eliminated, approximately 10% of Tralliance’s future net revenue through May 5, 2015 would essentially be retained through the contemplated net revenue earn-out provisions of the Proposed Tralliance Transaction. Additionally, the consummation of the Proposed Tralliance Transaction would increase Mr. Egan’s ownership in the Company to approximately 84% (assuming exercise of all outstanding stock options and warrants) and would significantly dilute all other existing shareholders. The foregoing description is preliminary in nature and there may be significant changes between such preliminary terms and the terms of any final definitive purchase agreement.

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

It is our preference to avoid filing for protection under the U.S. Bankruptcy Code. However, in order to continue operating as a going concern for any length of time beyond May 2008, we believe that we must quickly raise capital. Although there is no commitment to do so, any such funds would most likely come from Michael Egan or affiliates of Mr. Egan or the Company as the Company currently has no access to credit facilities with traditional third parties and has historically relied upon borrowings from related parties to meet short-term liquidity needs. Any such capital raised would not be registered under the Securities Act of 1933 and would not be offered or sold in the United States absent registration requirements. Further, any securities issued (or issuable) in connection with any such capital raise will likely result in very substantial dilution of the number of outstanding shares of the Company’s common stock.

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

The shares of our Common Stock were delisted from the NASDAQ national market in April 2001 and are now traded in the over-the-counter market on what is commonly referred to as the electronic bulletin board or “OTCBB.” Since the trading price of our Common Stock is less than $5.00 per share and our net tangible assets are less than $2.0 million, trading in our Common Stock is also subject to the requirements of Rule 15g-9 of the Exchange Act.. Under Rule 15g-9, brokers who recommend penny stocks to persons who are not established customers and accredited investors, as defined in the Exchange Act, must satisfy special sales practice requirements, including requirements that they make an individualized written suitability determination for the purchaser; and receive the purchaser's written consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990 also requires additional disclosures in connection with any trades involving a penny stock, including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated with that market. Such requirements may severely limit the market liquidity of our Common Stock and the ability of purchasers of our equity securities to sell their securities in the secondary market. We may also incur additional costs under state blue sky laws if we sell equity due to our delisting.

EFFECTS OF INFLATION

Due to relatively low levels of inflation in 2008 and 2007, inflation has not had a significant effect on our results of operations since inception.

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. At March 31, 2008 and December 31, 2007, a significant portion of our net liabilities of discontinued operations relate to charges that have been disputed by the Company and for which estimates have been required. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

Certain of our accounting policies require higher degrees of judgment than others in their application. These include revenue recognition, valuation of receivables, valuation of goodwill, intangible assets and other long-lived assets and capitalization of computer software costs. Our accounting policies and procedures related to these areas are summarized below.

REVENUE RECOGNITION

The Company’s revenue from continuing operations consists principally of registration fees for Internet domain registrations, which generally have terms of one year, but may be up to ten years. Such registration fees are reported net of transaction fees paid to an unrelated third party which serves as the registry operator for the Company. Net registration fee revenue is recognized on a straight line basis over the registrations' terms.

VALUATION OF ACCOUNTS RECEIVABLE

Provisions for the allowance for doubtful accounts are made based on historical loss experience adjusted for specific credit risks. Measurement of such losses requires consideration of the Company's historical loss experience, judgments about customer credit risk, subsequent period collection activity and the need to adjust for current economic conditions.

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

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 expands the scope of what entities may carry at fair value by offering an irrevocable option to record many types of financial assets and liabilities at fair value. Changes in fair value would be recorded in an entity’s income statement. This accounting standard also establishes presentation and disclosure requirements that are intended to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 was effective for the Company on January 1, 2008. The Company does not believe that SFAS No. 159 will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. SFAS No. 157 was effective for the Company on January 1, 2008. The Company does not believe that SFAS No. 157 will have a material impact on its financial statements.

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

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” which clarifies accounting for and disclosure of uncertainty in tax positions. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation is effective for fiscal years beginning after December 15, 2006. Tthe adoption of FIN No. 48 did not have a material effect on our consolidated financial position, cash flows and results of operations.

ITEM 4T. CONTROLS AND PROCEDURES

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, and have determined there to be no reportable changes.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

See Note 6, "Litigation," of the Financial Statements included in this Report.

ITEM 1A. RISK FACTORS

In addition to the other information in this report and the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2007, the following factors should be carefully considered in evaluating our business and prospects.

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

During the year ended December 31, 2007 and the first quarter of 2008, the Company was able to continue operating as a going concern due principally to funding of $1.25 million received from the sale of secured convertible demand promissory notes to an entity controlled by Michael Egan, its Chairman and Chief Executive Officer. Also, in December 2007, additional funding of $380 thousand was provided from the sale of all of the Company’s rights related to its www.search.travel domain name and website to an entity also controlled by Mr. Egan. At March 31, 2008, the Company had a net working capital deficit of approximately $9.9 million, inclusive of a cash and cash equivalents balance of approximately $336 thousand. Such working capital deficit included an aggregate of $4.65 million in secured convertible demand debt and related accrued interest of approximately $1.1 million and accounts payable totaling approximately $644 thousand due to entities controlled by Mr. Egan (See Note 7, “Related Party Transactions” in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements for further details). Additionally, such working capital deficit included approximately $1.9 million of net liabilities of discontinued operations, with a significant portion of such liabilities related to charges which have been disputed by the Company.

Notwithstanding previous cost reduction actions taken by the Company and its decision to shutdown its unprofitable computer games and VoIP telephony services businesses in March 2007 (see Note 4, “Discontinued Operations” in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements), the Company continues to incur substantial consolidated net losses, although reduced in comparison with prior periods, and management believes that the Company will continue to be unprofitable in the foreseeable future. Based upon the Company’s current financial condition, as discussed above, and without the infusion of additional capital, management does not believe that the Company will be able to fund its operations beyond the end of May 2008.

As more fully discussed in Note 3, “Proposed Tralliance Transaction” in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements, on February 1, 2008, the Company announced that it had entered into a letter of intent to sell substantially all of the business and net assets of its Tralliance Corporation subsidiary and to issue approximately 269 million shares of its common stock to an entity controlled by Mr. Egan (the “Proposed Tralliance Transaction”). In the event that this Proposed Tralliance Transaction is consummated, all of the Company’s remaining secured and unsecured debt owed to entities controlled by Mr. Egan (which was approximately $5.7 million and $644 thousand at March 31, 2008, respectively) will be exchanged or cancelled. Additionally, the consummation of the Proposed Tralliance Transaction would also result in significant reductions in the Company’s cost structure, based upon the elimination of Tralliance’s operating expenses. Although substantially all of Tralliance’s revenue would also be eliminated, approximately 10% of Tralliance’s future net revenue through May 5, 2015 would essentially be retained through the contemplated net revenue earn-out provisions of the Proposed Tralliance Transaction. Additionally, the consummation of the Proposed Tralliance Transaction would increase Mr. Egan’s ownership in the Company to approximately 84% (assuming exercise of all outstanding stock options and warrants) and would significantly dilute all other existing shareholders. The foregoing description is preliminary in nature and there may be significant changes between such preliminary terms and the terms of any final definitive purchase agreement.

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

It is our preference to avoid filing for protection under the U.S. Bankruptcy Code. However, in order to continue operating as a going concern for any length of time beyond May 2008, we believe that we must quickly raise capital. Although there is no commitment to do so, any such funds would most likely come from Michael Egan or affiliates of Mr. Egan or the Company as the Company currently has no access to credit facilities with traditional third parties and has historically relied upon borrowings from related parties to meet short-term liquidity needs. Any such capital raised would not be registered under the Securities Act of 1933 and would not be offered or sold in the United States absent registration requirements. Further, any securities issued (or issuable) in connection with any such capital raise will likely result in very substantial dilution of the number of outstanding shares of the Company’s Common Stock.

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

WE HAVE A HISTORY OF NET LOSSES AND EXPECT TO CONTINUE TO INCUR LOSSES.

Since our inception, we have incurred net losses each year and we expect that we will continue to incur net losses for the foreseeable future. We had net losses of approximately $549 thousand, $6.2 million and $17.0 million for the three months ended March 31, 2008 and the years ended December 31, 2007 and 2006, respectively. The principal causes of our losses are likely to continue to be:

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

WE MAY NOT BE SUCCESSFUL IN SETTLING DISPUTED VENDOR CHARGES.

Our balance sheet at March 31, 2008 includes certain estimated liabilities related to disputed vendor charges incurred primarily as the result of the failure and subsequent shutdown of our discontinued VoIP telephony services business. The legal and administrative costs of resolving these disputed charges may be expensive and divert management’s attention from day-to-day operations. Although we are seeking to resolve and settle these disputed charges for amounts substantially less than recorded amounts, there can be no assurances that we will be successful in this regard. An adverse outcome in any of these matters could materially and adversely affect our financial position, utilize a significant portion of our cash resources and adversely affect our ability to continue to operate as a going concern. See Note 4, “Discontinued Operations” in the Notes to Unaudited Condensed Consolidated Financial Statements for future details.

RISKS RELATING TO OUR COMMON STOCK

THE VOLUME OF SHARES AVAILABLE FOR FUTURE SALE IN THE OPEN MARKET COULD DRIVE DOWN THE PRICE OF OUR STOCK OR KEEP OUR STOCK PRICE FROM IMPROVING, EVEN IF OUR FINANCIAL PERFORMANCE IMPROVES.

As of March 31, 2008, we had issued and outstanding approximately 172.5 million shares, of which approximately 88.7 million shares were freely tradable over the public markets. There is limited trading volume in our shares and we are now traded only in the over-the-counter market. Most of our outstanding restricted shares of Common Stock were issued more than one year ago and are therefore eligible to be resold over the public markets pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended.

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

In addition, as of March 31, 2008, there were outstanding options to purchase approximately 15.6 million shares of our Common Stock, which become eligible for sale in the public market from time to time depending on vesting and the expiration of lock-up agreements. The shares issuable upon exercise of these options are registered under the Securities Act and consequently, subject to certain volume restrictions as to shares issuable to executive officers, will be freely tradable.

Also as of March 31, 2008, we had issued and outstanding warrants to acquire approximately 16.9 million shares of our Common Stock.   Many of the outstanding instruments representing the warrants contain anti-dilution provisions pursuant to which the exercise prices and number of shares issuable upon exercise may be adjusted.

OUR CHAIRMAN MAY CONTROL US.

Michael S. Egan, our Chairman and Chief Executive Officer, beneficially owns or controls, directly or indirectly, approximately 274.7 million shares of our Common Stock as of March 31, 2008, which in the aggregate represents approximately 72.1% of the outstanding shares of our Common Stock (treating as outstanding for this purpose the shares of Common Stock issuable upon exercise and/or conversion of the options, convertible promissory notes and warrants owned by Mr. Egan or his affiliates). If the proposed sale of substantially all of the business and net assets of Tralliance and the issuance of approximately 269 million shares of the Company’s common stock to an entity controlled by Mr. Egan, is consummated, Mr. Egan’s beneficial ownership percentage would then be increased to approximately 84% of fully diluted shares outstanding (see Note 3, “Proposed Tralliance Transaction” in the Notes to Unaudited Condensed Consolidated Financial Statements for further details).   Accordingly, Mr. Egan will be able to exercise significant influence over, if not control, any stockholder vote.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered Sales of Equity Securities.

None.

(b) Use of Proceeds From Sales of Registered Securities.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Letter of Intent Agreement dated as of February 1, 2008 by and between The Registry Management Company, LLC, Tralliance Corporation and theglobe.com, inc. *

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

* Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K related to an event dated February 1, 2008.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

theglobe.com, inc.

Dated : May 9, 2008	By:	/s/ Michael S. Egan
Michael S. Egan Chief Executive Officer (Principal Executive Officer)

By:	/s/ Edward A. Cespedes
Edward A. Cespedes President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

10.1	Letter of Intent Agreement dated as of February 1, 2008 by and between The Registry Management Company, LLC, Tralliance Corporation and theglobe.com, inc. *

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

* Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K related to an event dated February 1, 2008.