Form 10-Q
period 2008-06-30
THEGLOBE COM INC
filed 2008-08-11
CIK 1066684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
FORT LAUDERDALE, FL 33301
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
Yes ☐ No ☒

The number of shares outstanding of the Registrant's Common Stock, $.001 par value (the "Common Stock") as of August 11, 2008 was 212,484,838.

THEGLOBE.COM, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	DECEMBER 31,
	2008	2007
	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$90,608	$631,198
Accounts receivable from related parties	20,404	416,566
Accounts receivable	13,834	12,213
Prepaid expenses	196,841	173,794
Other current assets	3,200	4,219
Net assets of discontinued operations	—	30,000

Total current assets	324,887	1,267,990

Property and equipment, net	14,171	35,748
Intangible assets, net	289,753	368,777
Other assets	40,000	40,000

Total assets	$668,811	$1,712,515

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable to related parties	$762,515	$499,631
Accounts payable	277,833	263,683
Accrued expenses and other current liabilities	654,539	953,826
Accrued interest due to related parties	1,185,370	954,795
Notes payable due to related parties	4,450,000	4,650,000
Deferred revenue	1,186,628	1,443,589
Net liabilities of discontinued operations	1,865,128	1,902,344

Total current liabilities	10,382,013	10,667,868

Deferred revenue	361,271	401,248

Total liabilities	10,743,284	11,069,116

Stockholders' Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 212,484,838 and
172,484,838 shares issued at June 30, 2008 and December 31, 2007, respectively	212,485	172,485

Additional paid-in capital	290,862,300	290,486,232
Accumulated deficit	(301,149,258)	(300,015,318)

Total stockholders' deficit	(10,074,473)	(9,356,601)

Total liabilities and stockholders’ deficit	$668,811	$1,712,515

See notes to unaudited condensed consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended June 30,
	2008	2007
	(UNAUDITED)

Net Revenue	$1,091,025	$1,077,064

Operating Expenses:
Cost of revenue	148,829	193,303
Sales and marketing	296,401	1,230,680
General and administrative	1,190,620	2,183,031
Related party transactions	283,382	283,792
Depreciation	21,577	43,054
Intangible asset amortization	79,024	79,023
	2,019,833	4,012,883

Operating Loss from Continuing Operations	(928,808)	(2,935,819)
Other Income (Expense), net:
Related party interest expense	(230,575)	(671,274)
Interest income	3,236	56,493
Other income	247	—
	(227,092)	(614,781)

Loss from Continuing Operations
Before Income Tax	(1,155,900)	(3,550,600)
Income Tax Provision	—	—
Loss from Continuing Operations	(1,155,900)	(3,550,600)

Discontinued Operations, net of tax	21,960	(1,004,012)

Net Loss	$(1,133,940)	$(4,554,612)

Loss Per Share -
Basic and Diluted:
Continuing Operations	$(0.01)	$(0.02)
Discontinued Operations	$—	$(0.01)
Net Loss	$(0.01)	$(0.03)

Weighted Average Common Shares Outstanding	176,880,438	172,485,000

See notes to unaudited condensed consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2008	2007
	(UNAUDITED)
Cash Flows from Operating Activities:
Net loss	$(1,133,940)	$(4,554,612)
Add back: (income) loss from discontinued operations	(21,960)	1,004,012
Net loss from continuing operations	(1,155,900)	(3,550,600)

Adjustments to reconcile net loss from continuing operations to net cash flows from operating activities
Depreciation and amortization	100,601	122,077
Non-cash interest expense related to beneficial conversion features of debt	—	500,000
Employee stock compensation	15,216	118,797
Compensation related to non-employee stock options	852	4,466

Changes in operating assets and liabilities
Accounts receivable from related parties	396,162	6,433
Accounts receivable	(1,621)	(51,682)
Prepaid and other current assets	(22,028)	131,284
Accounts payable to related parties	262,884	108,304
Accounts payable	14,150	158,229
Accrued expenses and other current liabilities	(299,287)	(296,996)
Accrued interest due to related parties	230,575	171,274
Deferred revenue	(296,938)	(381)

Net cash flows from operating activities of continuing operations	(755,334)	(2,578,795)
Net cash flows from operating activities of discontinued operations	7,744	(3,004,434)
Net cash flows from operating activities	(747,590)	(5,583,229)

Cash Flows from Investing Activities:
Purchases of property and equipment	—	(14,194)

Proceeds from the sale of property and equipment of discontinued operations	7,000	91,494
Net cash flows from investing activities	7,000	77,300

Cash Flows from Financing Activities:
Borrowing on Notes Payable	200,000	500,000
Net cash flows from financing activities	200,000	500,000

Net Decrease in Cash and Cash Equivalents	(540,590)	(5,005,929)
Cash and Cash Equivalents, at beginning of period	631,198	5,316,218

Cash and Cash Equivalents, at end of period	$90,608	$310,289

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

As more fully discussed in Note 5, “Discontinued Operations,” in March 2007, management and the Board of Directors of the Company made the decision to cease all activities related to its computer games businesses, including discontinuing the operations of its magazine publications, games distribution business and related websites.   In addition, in March 2007, management and the Board of Directors of the Company decided to discontinue the operating, research and development activities of its VoIP telephony services business and terminate all of the remaining employees of that business.

As of June 30, 2008, the Company managed a single line of business consisting of Tralliance. See Note 3, “Proposed Sale of Tralliance and Share Issuance,” regarding a proposed transaction whereby the Company would sell its Tralliance business and issue approximately 229,000,000 shares of its Common Stock to a company controlled by Michael S. Egan, the Company’s Chairman and Chief Executive Officer.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries from their respective dates of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The unaudited interim condensed consolidated financial statements of the Company as of June 30, 2008 and for the six months ended June 30, 2008 and 2007 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed consolidated financial statements.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2008 and the results of its operations and its cash flows for the six months ended June 30, 2008 and 2007. The results of operations and cash flows for such periods are not necessarily indicative of results expected for the full year or for any future period.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions relate to estimates of collectability of accounts receivable, the valuations of fair values of options and warrants, the impairment of long-lived assets, accounts payable and accrued expenses and other factors. At June 30, 2008 and December 31, 2007, a significant portion of our net liabilities of discontinued operations relate to charges that have been disputed by the Company and for which estimates have been required. Our estimates, judgments and assumptions are continually evaluated based upon available information and experience. Because of estimates inherent in the financial reporting process, actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash equivalents consist of money market funds and highly liquid short-term investments with qualified financial institutions. The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents.

COMPREHENSIVE INCOME (LOSS)

The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, "Reporting Comprehensive Income." Comprehensive income (loss) generally represents all changes in stockholders' equity during the year except those resulting from investments by, or distributions to, stockholders. The Company's comprehensive loss was approximately $1.1 million and $4.6 million for the six months ended June 30, 2008 and 2007, respectively, which approximated the Company's reported net loss.

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

Due to the Company's net losses from continuing operations, the effect of potentially dilutive securities or common stock equivalents that could be issued was excluded from the diluted net loss per common share calculation due to the anti-dilutive effect. Such potentially dilutive securities and common stock equivalents consisted of the following for the periods ended June 30:

	2008	2007
Options to purchase common stock	15,601,000	18,776,000
Common shares issuable upon exercise of warrants	16,911,000	16,911,000
Common shares issuable upon conversion of Convertible Notes	153,000,000	118,000,000
Total	185,512,000	153,687,000

RECENT ACCOUNTING PRONOUNCEMENTS

In December, 2007, the FASB issued SFAS 141R, “Business Combinations” (“SFAS 141R”) which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R requires, among other things, that in a business combination achieved through stages (sometimes referred to as a “step acquisition”) that the acquirer recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with this Statement).

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

During the year ended December 31, 2007 and the six months ended June 30, 2008, the Company was able to continue operating as a going concern due principally to funding of $1,250,000 received during 2007 from the sale of secured convertible demand promissory notes (the “2007 Convertible Notes”) to an entity controlled by Michael Egan, its Chairman and Chief Executive Officer and additional funding of $380,000 provided from the sale of all of the Company’s rights related to its www.search.travel domain name and website to an entity also controlled by Mr. Egan in December 2007.

On June 6, 2008, Dancing Bear Investments, Inc. (“Dancing Bear”), an entity which is controlled by the Company’s Chairman and Chief Executive Officer, entered into a one year Revolving Loan Agreement with the Company pursuant to which the Company may, under certain conditions as described below, borrow up to a maximum of $500,000 from Dancing Bear (the “Revolving Debt”). During June 2008, the Company borrowed an aggregate of $200,000 from Dancing Bear under the Revolving Loan Agreement and subsequently in July and August 2008, the Company made additional borrowings aggregating $200,000 under the Revolving Loan Agreement. During the remainder of the one year term of the Revolving Loan Agreement, the Company may make borrowing requests to Dancing Bear, and if such requests are approved by Dancing Bear, may borrow additional funds of up to $100,000 under the Revolving Loan Agreement. All such funds borrowed may be prepaid in whole or in part, without penalty, at any time during the term of the Revolving Loan Agreement. The Company currently has no ability to repay the Loan. All unpaid borrowings, including accrued interest on borrowed funds at the rate of 10% per annum, are due and payable by the Company to Dancing Bear in one lump sum on the earlier of (i) June 6, 2009, or (ii) the occurrence of an event of default as defined in the Revolving Loan Agreement. All borrowings under the Revolving Loan Agreement are secured by a pledge of all of the assets of the Company and its subsidiaries, subordinate to existing liens on such assets related to the 2005 Convertible Notes and the 2007 Convertible Notes (the “Convertible Debt”) (see Note 4, “Debt” for further details).

At June 30, 2008, the Company had a net working capital deficit of approximately $10,100,000, inclusive of a cash and cash equivalents balance of approximately $91,000. Such working capital deficit included an aggregate of $4,250,000 in Convertible Debt, related accrued interest of approximately $1,184,000, and accounts payable totaling approximately $763,000 due to entities controlled by Mr. Egan (see Note 4, “Debt” and Note 8, “Related Party Transactions” for further details). Additionally, such working capital deficit included approximately $1,900,000 of net liabilities of discontinued operations, with a significant portion of such liabilities related to charges which have been disputed by the Company, and $200,000 of secured debt recently borrowed under the Revolving Loan Agreement.

Notwithstanding previous cost reduction actions taken by the Company and its decision to shutdown its unprofitable computer games and VoIP telephony services businesses in March 2007 (see Note 5, “Discontinued Operations” for further details), the Company continues to incur substantial consolidated net losses, although reduced in comparison with prior periods, and management believes that the Company will continue to be unprofitable in the foreseeable future. Based upon the Company’s current financial condition, as discussed above, and without further advances from Dancing Bear under the aforementioned $500,000 Revolving Loan Agreement or the infusion of other additional capital, management does not believe that the Company will be able to fund its operations beyond the end of August 2008. Assuming that the remaining $100,000 that may be available under the Revolving Loan Agreement is loaned to the Company sometime around the end of August 2008, such borrowing would be expected to allow us to fund our operations for only a few weeks thereafter.

As more fully discussed in Note 3, “Proposed Sale of Tralliance and Share Issuance,” on June 10, 2008, the Company announced that it had entered into a definitive agreement to sell substantially all of the business and net assets of its Tralliance Corporation subsidiary and to issue approximately 229,000,000 shares of its Common Stock to an entity controlled by Mr. Egan (the “Purchase Transaction”). Additionally, on June 10, 2008, the Company announced that Dancing Bear Investments, Inc., an entity controlled by Michael S. Egan, converted a portion of the Convertible Debt totaling $400,000 into 40,000,000 shares of the Company’s Common Stock. Such conversion increased the ownership in the Company’s Common Stock by Mr. Egan and certain family members and related parties (the “Egan Family”) to approximately 51.25% and allows the Egan Family to control the vote on all corporate actions, including the Purchase Transaction (see Note 4, “Debt”), which was approved by written action dated July 9, 2008. In the event that the Purchase Transaction is consummated, all of the Company’s remaining Convertible Debt, related accrued interest and accounts payable owed to entities controlled by Mr. Egan (which was approximately $6,200,000 at June 30, 2008) will be exchanged or cancelled. Consummation of the Purchase Transaction will not eliminate the Company’s obligations related to the Revolving Debt.

Additionally, the consummation of the Purchase Transaction would also result in significant reductions in the Company’s cost structure, based upon the elimination of Tralliance’s operating expenses. Although substantially all of Tralliance’s revenue would also be eliminated, approximately 10% of Tralliance’s future net revenue through May 5, 2015 would be essentially retained through the contemplated net revenue earn-out provisions of the Purchase Transaction. Additionally, the consummation of the Purchase Transaction would increase Mr. Egan’s beneficial ownership in the Company to approximately 77% (assuming exercise of all outstanding stock options and warrants) and would significantly dilute all other existing shareholders.

MANAGEMENT’S PLANS

Management expects that the consummation of the Purchase Transaction will significantly reduce the amount of net losses currently being sustained by the Company. However, management does not believe that the consummation of the Purchase Transaction will, in itself, allow the Company to become profitable and generate operating cash flows sufficient to fund its operations and pay its existing current liabilities (including those liabilities related to its discontinued operations) in the foreseeable future. Accordingly, assuming that the Purchase Transaction is consummated, management believes that additional capital infusions, including amounts significantly beyond the remaining $100,000 available under the Revolving Loan Agreement, will continue to be needed in order for the Company to continue to operate as a going concern.

Although management presently expects that the Purchase Transaction will be consummated, there can be no assurance that such closing will occur. In the event that the Purchase Transaction is not consummated, management expects that significantly more capital will need to be invested in the Company in the near term than would be required in the event that the Purchase Transaction is consummated. Also, inasmuch as substantially all of the assets of the Company and its subsidiaries secure the Convertible Debt and the Revolving Debt owed to entities controlled by Mr. Egan, in connection with any resulting proceeding to collect this debt, such entities could seize and sell the assets of the Company and it subsidiaries, any or all of which would have a material adverse effect on the financial condition and future operations of the Company, including the potential bankruptcy or cessation of business of the Company.

It is our preference to avoid filing for protection under the U.S. Bankruptcy Code. However, in order to continue operating as a going concern for any length of time beyond August of 2008, we believe that we must raise additional capital. Although there is no commitment to do so, any such funds would most likely come from Dancing Bear under the existing $500,000 Revolving Loan Agreement, or otherwise from Michael Egan or affiliates of Mr. Egan or the Company, as the Company currently has no access to credit facilities with traditional third parties and has historically relied upon borrowings from related parties to meet short-term liquidity needs. Any such equity capital raised would not be registered under the Securities Act of 1933 and would not be offered or sold in the United States absent registration requirements. Further, any securities issued (or issuable) in connection with any such capital raise will likely result in very substantial dilution of the number of outstanding shares of the Company’s Common Stock.

The amount of capital required to be raised by the Company will be dependent upon a number of factors, including (i) whether or not the Purchase Transaction is consummated; (ii) whether “.travel” name registration net revenue levels are able to be increased; (iii) our ability to control and reduce operating expenses; and (iv) our ability to successfully settle disputed and other outstanding liabilities related to our discontinued operations. While the Company anticipates that the Purchase Transaction will be consummated in mid September 2008, there can be no assurance that the Purchase Transaction will be consummated nor that the Company will be successful in raising a sufficient amount of capital, executing any of its current or future business plans or in continuing to operate as a going concern on a long-term basis. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

(3)  PROPOSED SALE OF TRALLIANCE AND SHARE ISSUANCE

On June 10, 2008, theglobe entered into a definitive agreement (the “Purchase Agreement”) with The Registry Management Company, LLC (“Registry Management”), whereby theglobe will (i) sell the business and substantially all of the assets of its Tralliance Corporation subsidiary and (ii) issue 229,000,000 shares of its Common Stock to Registry Management (the “Purchase Transaction”). Registry Management is controlled by Michael S. Egan, theglobe’s Chairman and Chief Executive Officer and principal stockholder and each of theglobe’s two remaining Board members and executive officers, Mr. Edward A. Cespedes and Ms. Robin S. Lebowitz, have a minority interest in Registry Management.

As part of the consideration for the Purchase Transaction, Mr. Egan and certain of his affiliates, will exchange and surrender to theglobe all of their right, title and interest to (i) certain secured demand convertible promissory notes (the “2005 and 2007 Convertible Notes”) in the aggregate outstanding principal amount of $4,250,000, together with all accrued and unpaid interest thereon (approximately $1,184,000 at June 30, 2008) and (ii) accrued and unpaid rent and miscellaneous fees due and outstanding as of the date of closing of the Purchase Transaction (approximately $763,000 at June 30, 2008).

As additional consideration, Registry Management will pay an earn-out to theglobe equal to 10% (subject to certain minimums) of Registry Management’s “net revenue” (as defined) derived from “.travel” names registered by Registry Management from the date of closing through May 5, 2015. The minimum earn-out amount payable by Registry Management will be at least $300,000 in the first year, increasing by $25,000 in each subsequent year (pro-rated for the final year of the earn-out). The total net present value of the minimum earn-out payments is estimated to be approximately $1,300,000, bringing the total purchase consideration for the Purchase Transaction to approximately $7,600,000 (assuming that the Purchase Transaction closes in mid-September 2008).

Inasmuch as theglobe will be a shell company with no significant assets or business operations after the sale of Tralliance, as a condition to closing of the Purchase Transaction, theglobe will enter into Termination Agreements with theglobe’s executive management providing for the termination of their existing employment agreements effective upon the closing of the Purchase Transaction. Notwithstanding the termination of their employment agreements, each such person is expected to remain on the Board of Directors and continue to hold their existing respective officer positions with theglobe. Further, effective on or shortly after the closing date of the Purchase Transaction, it is expected that theglobe will enter into a management services agreement with an affiliate of Mr. Egan whereby such affiliate will provide various managerial, financial, accounting and administrative services to theglobe for approximately $200,000 to $300,000 per annum. As a result, upon the closing of the Purchase Transaction, it is expected that theglobe’s future operating expenses as a public shell company will consist primarily of expenses incurred under the Management Services Agreement and other customary public company expenses, including legal, audit and other miscellaneous public company costs.

On June 12, 2008, Mr. Michael S. Egan, the Chairman and CEO of theglobe, together with certain of his affiliates and other related parties, whom collectively are the record owners of approximately 51.25% of the issued and outstanding shares of theglobe Common Stock, the sole class of voting securities of theglobe, executed a written consent of the stockholders adopting the Purchase Agreement described above and approving the transactions contemplated thereby in accordance with Section 228 of Delaware Law. On July 9, 2008, the same stockholders further ratified their prior action of June 12, 2008 and approved anew the Purchase Transaction. The actions by written consent are sufficient to approve the Purchase Agreement and the other transaction contemplated by the Purchase Agreement without any further action or vote of the stockholders of theglobe.com

In connection with the Purchase Transaction, on July 25, 2008, theglobe filed a Definitive Information Statement and related Notice of Internet Availability of Information Statement (the “Notice”) with the Securities and Exchange Commission, and shortly thereafter commenced mailing the Notice to its stockholders. The Company presently expects the Purchase Transaction to close in mid-September 2008.

(4) DEBT

Debt consists of notes payable due to related parties, as summarized below:

	June 30, 2008	December 31, 2007

2008 Revolving Loan Notes due to affiliates	$200,000	$—

2007 Convertible Notes due to affiliates; due on demand	850,000	1,250,000

2007 Convertible Notes due to affiliates; due on demand	3,400,000	3,400,000
	4,450,000	4,650,000

LESS: Short-term portion	4,450,000	4,650,000

Long-term portion	$—	$—

On June 6, 2008, Dancing Bear Investments, Inc. (“Dancing Bear”), an entity which is controlled by Michael S. Egan, the Company’s Chairman and Chief Executive Officer, entered into a one year Revolving Loan Agreement with the Company pursuant to which the Company may, under certain conditions as described below, borrow up to a maximum of $500,000 from Dancing Bear. Additionally, on June 6, 2008, the Company borrowed an initial amount of $100 thousand and then on June 19, 2008 borrowed an additional $100 thousand, under the Revolving Loan Agreement. Subsequently, on July 10, 2008 and on August 6, 2008, the Company made additional borrowings of $100 thousand each under the Revolving Loan Agreement. During the remainder of the one year term of the Revolving Loan Agreement, the Company may make borrowing requests to Dancing Bear, and if such requests are approved by Dancing Bear, may borrow additional funds up to the $500,000 maximum limit under the Revolving Loan Agreement. All such funds borrowed may be prepaid in whole or in part, without penalty, at any time during the term of the Revolving Loan Agreement. The Company currently has no ability to repay this Loan. All unpaid borrowings, including accrued interest on borrowed funds at the rate of 10% per annum, are due and payable by the Company to Dancing Bear in one lump sum on the earlier of (i) June 6, 2009, or (ii) the occurrence of an event of default as defined in the Revolving Loan Agreement. All borrowings under the Revolving Loan Agreement are secured by a pledge of all of the assets of the Company and its subsidiaries, subordinate to existing liens on such assets related to the 2005 Convertible Notes and 2007 Convertible Notes.

Additionally, on June 10, 2008, Dancing Bear converted an aggregate of $400,000 of outstanding 2007 Convertible Notes due to them by the Company into an aggregate of 40,000,000 shares of the Company’s Common Stock. Such conversion increased the ownership in the Company’s Common Stock by Mr. Egan and certain family members and related parties (the “Egan Family”) to approximately 51.25% and allows the Egan Family to control the vote on all corporate actions (see Note 3 “Proposed Sale of Tralliance and Share Issuance”).

(5) DISCONTINUED OPERATIONS

In March 2007, management and the Board of Directors of the Company made the decision to cease all activities related to its Computer Games businesses, including discontinuing the operations of its magazine publications, games distribution business and related websites. The Company’s decision to shutdown its computer games businesses was based primarily on the historical losses sustained by these businesses during the recent past and management’s expectations of continued future losses. As of June 30, 2008, all significant elements of its computer games business shutdown plan have been completed by the Company, except for the resolution and payment of remaining outstanding accounts payables.

In addition, in March 2007, management and the Board of Directors of the Company decided to discontinue the operating, research and development activities of its VoIP telephony services business and terminate all of the remaining employees of the business.   The Company’s decision to discontinue the operations of its VoIP telephony services business was based primarily on the historical losses sustained by the business during the past several years, management’s expectations of continued losses for the foreseeable future and estimates of the amount of capital required to attempt to successfully monetize its business. On April 2, 2007, theglobe agreed to transfer to Michael Egan all of its VoIP intellectual property in consideration for his agreement to provide the Security in connection with the MySpace litigation Settlement Agreement (See Note 7, “Litigation,” for further discussion). The Company had previously written off the value of the VoIP intellectual property as a result of its evaluation of the VoIP telephony services business’ long-lived assets in connection with the preparation of the Company’s 2004 year-end consolidated financial statements. As of June 30, 2008, all significant elements of its VoIP telephony services business shutdown plan have been completed by the Company, except for the resolution of certain vendor disputes and the payment of remaining outstanding vendor payables.

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

The following is a summary of the assets and liabilities of the discontinued operations of the computer games and VoIP telephony services businesses as included in the accompanying condensed consolidated balance sheets. A significant portion of the net liabilities of discontinued operations at June 30, 2008 relate to charges that have been disputed by the Company and for which estimates have been required.

	June 30, 2008	December 31, 2007
Assets:
Computer Games
Accounts receivable, net	$—	$30,000
	—	30,000
VoIP Telephony Services	—	—

Total assets of discontinued operations	$—	$30,000

	June 30,	December 31,
	2008	2007
Liabilities:
Computer Games
Accounts payable	$35,584	$35,584
Subscriber liability, net	4,989	5,397
	40,573	40,981
VoIP Telephony Services
Accounts payable	1,595,845	1,632,653
Other accrued expenses	228,710	228,710
	1,824,555	1,861,363

Total liabilities of discontinued operations	$1,865,128	$1,902,344

Summarized results of operations financial information for the discontinued operations of our computer games and VoIP telephony services businesses was as follows:

	Six Months Ended June 30,
	2008	2007

Computer Games:
Net revenue	$21,695	$608,415

Income (Loss) from operations, net of tax	$17,789	$(146,256)

VoIP Telephony Services
Net revenue	$—	$630

Income (Loss) from operations, net of tax	$4,171	$(857,756)

The Company has estimated the costs expected to be incurred in shutting down its computer games and VoIP telephony services businesses and has accrued charges as of June 30, 2008, as follows:

Computer Games Division	Contract Termination Costs	Purchase Commitment	Other Costs	Total

Shut-Down costs expected to be incurred	$—	$—	$24,235	$24,235

Included in liabilities:
Charged to discontinued operations	$115,000	$106,000	$24,235	245,235
Payment of costs	—	—	(24,235)	(24,235)
Settlements credited to discontinued operations	(115,000)	(106,000)	—	(221,000)
	$—	$—	$—	$—

VoIP Telephony Services Division	Contract Termination Costs

Shut-Down costs expected to be incurred	$416,466

Included in liabilities:
Charged to discontinued operations	428,966
Payment of costs	$(61,000)
Settlements credited to discontinued operations	(12,500)
$355,466

Net current liabilities of discontinued operations at June 30, 2008 include accounts payable and accruals totaling $355,466 related to the estimated shut-down costs summarized above.

(6) STOCK OPTION PLANS

We have several stock option plans under which nonqualified stock options may be granted to officers, directors, other employees, consultants and advisors of the Company. In general, options granted under the Company’s stock option plans expire after a ten-year period and generally vest no later than three years from the date of grant. Incentive options granted to stockholders who own greater than 10% of the total combined voting power of all classes of stock of the Company must be issued at 110% of the fair market value of the stock on the date the options are granted. As of June 30, 2008, there were approximately 7,383,000 shares available for grant under the Company’s stock option plans.

No stock options were granted by the Company during the six months ended June 30, 2008. A total of 100,000 stock options were granted during the six months ended June 30, 2007, with a weighted-average fair value of $0.07. There were no stock option exercises during the six months ended June 30, 2008 and 2007.

 Stock option activity during the six months ended June 30, 2008 was as follows:

	Total Options	Weighted Average Exercise Price
Outstanding at December 31, 2007	16,340,660	$0.40
Granted	—
Exercised	—
Canceled	(739,500)	0.39
Outstanding at June 30, 2008	15,601,160	$0.41
Options exercisable at June 30, 2008	15,357,417	$0.41

The weighted-average remaining contractual terms of both stock options outstanding and stock options exercisable at June 30, 2008 was 5.7 years. The aggregate intrinsic value of both options outstanding and stock options exercisable at June 30, 2008 was $0.

Stock compensation cost is recognized on a straight-line basis over the vesting period. Stock compensation expense totaling $16,068 was charged to operations during the six months ended June 30, 2008, including $852 of expense resulting from the vesting of non-employee stock options. During the six months ended June 30, 2007, stock compensation expense of $123,263 charged to operations included $4,466 of expense related to the vesting of non-employee stock options and $35,468 from the accelerated vesting of stock options issued to terminated employees.

At June 30, 2008, there was approximately $21,000 of unrecognized compensation expense related to unvested stock options which is expected to be recognized over a weighted-average period of 1.1 years.

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

(7) LITIGATION

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

The Company is currently a party to certain other claims and disputes arising in the ordinary course of business, including certain disputes related to vendor charges incurred primarily as the result of the failure and subsequent shutdown of its discontinued VoIP telephony services business. The Company believes that it has recorded adequate accruals on its balance sheet to cover such disputed charges and is seeking to resolve and settle such disputed charges for amounts substantially less than recorded amounts. An adverse outcome in any of these matters, however, could materially and adversely effect our financial position, utilize a significant portion of our cash resources and adversely affect our ability our ability to continue as a going concern (see Note 5, “Discontinued Operations”).

(8)  RELATED PARTY TRANSACTIONS

As more fully discussed in Note 3, “Proposed Sale of Tralliance and Share Issuance,” on June 10, 2008, theglobe entered into a definitive agreement to (i) sell the business and substantially all of the assets of its Tralliance Corporation subsidiary and (ii) issue 229,000,000 shares of its Common Stock to Registry Management. Registry Management is controlled by Michael S. Egan, theglobe’s Chairman and Chief Executive Officer and principal stockholder and each of theglobe’s remaining Board members and executive officers, Mr. Edward A. Cespedes and Ms. Robin S. Lebowitz, have a minority interest in Registry Management.

Additionally, as more fully discussed in Note 4, “Debt,” on June 6, 2008 Dancing Bear, an entity which is controlled by Mr. Egan, entered into a one year Revolving Loan Agreement with the Company pursuant to which the Company may under certain conditions borrow up to a maximum of $500,000 from Dancing Bear. During June 2008, the Company borrowed an aggregate of $200,000 from Dancing bear under the Revolving Loan Agreement, which remained unpaid at June 30, 2008. Subsequently, on July 10, 2008 and on August 6, 2008, the Company made additional borrowings of $100,000 each under the Revolving Loan Agreement.

Also, as more fully described in Note 4, “Debt,” on June 10, 2008 Dancing Bear converted an aggregate of $400,000 of outstanding 2007 Convertible Notes due to them by the Company into an aggregate of 400,000 shares of the Company’s Common Stock.

Several entities controlled by the Company’s Chairman and Chief Executive Officer have provided services to the Company, including: the lease of office space; and the outsourcing of customer services, human resources and payroll processing functions. During the six months ended June 30, 2008 and 2007, $260,882 and $255,722 of expense related to these services was recorded, respectively. A total of $762,515 incurred during 2007 and 2008 related to these services remains unpaid and is included within current liabilities at June 30, 2008.

Tralliance is a party to a Bulk Registration Co-Marketing Agreement (the “Co-Marketing Agreement”) entered into in December 2007 with Labigroup Holdings, LLC (“Labigroup”), a private entity controlled by the Company’s Chairman and Chief Executive Officer. Our remaining directors also own a minority interest in Labigroup. During the six months ended June 30, 2008, Labigroup registered 6,701 “.travel” domain names and was charged $26,804 in fees and costs by Tralliance under the Co-Marketing Agreement. A total of $13,852 of such fees and costs remain unpaid at June 30, 2008. Additionally, during the six months ended June 30, 2008, Labigroup paid in full the $412,050 balance of fees and costs owed to Tralliance as of December 31, 2007.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology, such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "intend," "potential" or "continue" or the negative of such terms or other comparable terminology, although not all forward-looking statements contain such terms. In addition, these forward-looking statements include, but are not limited to, statements regarding:

•	executing our business plans;

•	our ability to increase revenue levels;

•	our ability to control and reduce operating expenses;

•	potential governmental regulation and taxation;

•	the outcome of pending litigation;

•	our ability to successfully resolve disputed liabilities;

•	our estimates or expectations of continued losses;

•	our expectations regarding future revenue and expenses;

•	attracting and retaining customers and employees;

•	our ability to consummate the proposed Purchase Transaction;

•	our ability to raise sufficient capital; and

•	our ability to continue to operate as a going concern.

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

OVERVIEW

As of June 30, 2008, theglobe.com, inc. (the "Company" or "theglobe") managed a single line of business, Internet services, consisting of Tralliance Corporation (“Tralliance”) which is the registry for the “.travel” top-level Internet domain. We acquired Tralliance on May 9, 2005. In March 2007, management and the Board of Directors of the Company made the decision to cease all activities related to its computer games and VoIP telephony services businesses. Results of operations for the computer games and VoIP telephony services businesses have been reported separately as “Discontinued Operations” in the accompanying condensed consolidated statements of operations for all periods presented. The assets and liabilities of the computer games and VoIP telephony services businesses have been included in the captions, “Assets of Discontinued Operations” and “Liabilities of Discontinued Operations” in the accompanying condensed consolidated balance sheets.

PROPOSED SALE OF TRALLIANCE AND SHARE ISSUANCE

On June 10, 2008, theglobe entered into a definitive agreement (the “Purchase Agreement”) with The Registry Management Company, LLC (“Registry Management”), whereby theglobe will (i) sell the business and substantially all of the assets of its Tralliance Corporation subsidiary and (ii) issue 229,000,000 shares of its Common Stock to Registry Management (the “Purchase Transaction”). Registry Management is controlled by Michael S. Egan, theglobe’s Chairman and Chief Executive Officer and principal stockholder and each of theglobe’s two remaining Board members and executive officers, Mr. Edward A. Cespedes and Ms. Robin S. Lebowitz, have a minority interest in Registry Management.

As part of the consideration for the Purchase Transaction, Mr. Egan and certain of his affiliates, will exchange and surrender to theglobe all of their right, title and interest to (i) certain secured demand convertible promissory notes (the “2005 and 2007 Convertible Notes”) in the aggregate outstanding principal amount of $4,250,000, together with all accrued and unpaid interest thereon (approximately $1,184,000 at June 30, 2008) and (ii) accrued and unpaid rent and miscellaneous fees due and outstanding as of the date of closing of the Purchase Transaction (approximately $763,000 at June 30, 2008).

As additional consideration, Registry Management will pay an earn-out to theglobe equal to 10% (subject to certain minimums) of Registry Management’s “net revenue” (as defined) derived from “.travel” names registered by Registry Management from the date of closing through May 5, 2015. The minimum earn-out amount payable by Registry Management will be at least $300,000 in the first year, increasing by $25,000 in each subsequent year (pro-rated for the final year of the earn-out). The total net present value of the minimum earn-out payments is estimated to be approximately $1,300,000, bringing the total purchase consideration for the Purchase Transaction to approximately $7,600,000 (assuming that the Purchase Transaction closes in mid-September 2008).

Inasmuch as theglobe will be a shell company with no significant assets or business operations after the sale of Tralliance, as a condition to closing the Purchased Agreement, theglobe will enter into Termination Agreements with theglobe’s executive management providing for the termination of their existing employment agreements effective upon the closing of the Purchase Transaction. Notwithstanding the termination of their employment agreements, each such person is expected to remain on the Board of Directors and continue to hold their existing respective officer positions with theglobe. Further, effective on or shortly after the closing date of the Purchase Transaction, it is expected that theglobe will enter into a management services agreement with an affiliate of Mr. Egan whereby such affiliate will provide various managerial, financial, accounting and administrative services to theglobe for approximately $200,000 to $300,000 per annum. As a result, upon the closing of the Purchase Transaction, it is expected that theglobe’s future operating expenses as a public shell company will consist primarily of expenses incurred under the Management Services Agreement and other customary public company expenses, including legal, audit and other miscellaneous public company costs.

On June 12, 2008, Mr. Michael S. Egan, the Chairman and CEO of theglobe, together with certain of his affiliates and other related parties, whom collectively are the record owners of approximately 51.25% of the issued and outstanding shares of theglobe Common Stock, the sole class of voting securities of theglobe, executed a written consent of the stockholders adopting the Purchase Agreement described above and approving the transactions contemplated thereby in accordance with Section 228 of Delaware Law. On July 9, 2008, the same stockholders further ratified their prior action of June 12, 2008 and approved anew the Purchase Transaction. The actions by written consent are sufficient to approve the Purchase Agreement and the other transaction contemplated by the Purchase Agreement without any further action or vote of the stockholders of theglobe.com

In connection with the Purchase Transaction, on July 25, 2008, theglobe filed a Definitive Information Statement and related Notice of Internet Availability of Information Statement (the “Notice”) with the Securities and Exchange Commission, and shortly thereafter commenced mailing the Notice to its stockholders. The Company presently expects the Purchase Transaction to close in mid-September 2008.

BASIS OF PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We received a report from our independent accountants, relating to our December 31, 2007 audited financial statements, containing a paragraph stating that our recurring losses from operations and our accumulated deficit raise substantial doubt about our ability to continue as a going concern. The Company continues to incur substantial consolidated net losses and management believes the Company will continue to be unprofitable and use cash in its operations for the foreseeable future. Based upon our current cash resources and without the infusion of additional capital, management does not believe the Company can operate as a going concern beyond the end of August 2008. See “Future and Critical Need for Capital” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details.

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

SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO
THE SIX MONTHS ENDED JUNE 30, 2007

CONTINUING OPERATIONS

NET REVENUE. Net revenue totaled $1.091 million for the six months ended June 30, 2008 as compared to $1.077 million for the six months ended June 30, 2007, an increase of approximately $14 thousand, or 1.3%, from the prior year period. Approximately $163 thousand, or 15%, of total net revenue in the first half of 2007 was attributable to the sale of advertising on our www.search.travel website. The www.search.travel website, introduced in August 2006, was sold in December 2007. Total .travel domain names registered as of the end of the second quarter of 2008 was approximately 200.8 thousand of which 170.6 thousand were registered under our bulk purchase program established in December 2007 and approximately 30.2 thousand names were registered under our standard program. At June 30, 2007 there were approximately 27.1 thousand .travel domain names registered under our then standard program.

COST OF REVENUE. Cost of revenue totaled $149 thousand for the six months ended June 30, 2008, a decline of $44 thousand, or 23%, from the $193 thousand reported for the six months ended June 30, 2007. Cost of revenue as a percent of net revenue was approximately 14% for the first half of 2008 as compared to 18% for the same period of 2007. The decline in cost of revenue as compared to the first half of 2007 was due primarily the lower fee rate payable to “authenticate” a domain name subsequent to its initial year of registration.

SALES AND MARKETING. Sales and marketing expenses totaled $296 thousand for the six months ended June 30, 2008 versus $1.2 million for the same period in 2007, a decrease of approximately $934 thousand. During the first half of 2007 the sales and marketing costs related to search.travel were $255 thousand or approximately 20% of total sales and marketing cost for the period. As previously discussed the Company sold the www.search.travel website in December 2007. In April 2007 Tralliance introduced the .travel domain name in China; the one-time cost associated with the launch event was approximately $155 thousand. Beginning in the third quarter of 2006, Tralliance engaged several outside parties to promote its registry operations internationally. These relationships were either terminated or renegotiated in the fourth quarter of 2007 which resulted in a decrease in sales and marketing costs of approximately $324 thousand in the six months ended June 30, 2008 as compared to the same period of 2007. Additionally, public relations cost declined $117 thousand in the first half of 2008 compared to the first half of 2007.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled approximately $1.2 million in the first six months of 2008 as compared to approximately $2.2 million for the same period of the prior year, a decrease of $992 thousand, or 45.5%. During the second and third quarters of 2007 the Company restructured and reduced administrative staff resulting in a $674 thousand decline in personnel cost for the six months ended June 30, 2008 compared to the same period of 2007. Travel and entertainment expense was reduced by approximately $153 thousand in the first six months of 2008 from the comparable period of 2007. Also contributing to the overall reduction in general and administrative expenses in the first half of 2008 as compared to the same period of 2007 was an approximate $70 thousand reduction in office expense and a $33 thousand reduction in insurance expenses.

RELATED PARTY TRANSACTIONS. Related party transaction expense consists of rent for the Company’s office space and the fees associated with outsourcing the customer service, human resources and payroll processing functions to entities controlled by theglobe’s management. Related party transactions totaled approximately $283 thousand for the first half of 2008 as compared to approximately $284 thousand for the first half of 2007.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense totaled $101 thousand for the six months ended June 30, 2008 as compared to $122 thousand for the six months ended June 30, 2007, or a decline of $21 thousand.

RELATED PARTY INTEREST EXPENSE. Related party interest expense for the six months ended June 30, 2008 was approximately $231 thousand compared to $671 thousand in the same period of 2007, a $440 thousand decrease. During the second quarter of 2007, $500 thousand of non-cash interest expense was recorded related to the beneficial conversion features of $500 thousand in convertible promissory notes acquired by an entity controlled by its Chairman and Chief Executive Officer. Additionally, higher outstanding borrowings during the six months ended June 30, 2008 compared to the six months ended June 30, 2007 resulted in higher interest expense of approximately $60 thousand in 2008 versus 2007.

OTHER INCOME (EXPENSE), NET. Net interest income of approximately $3 thousand was reported for the first half of 2008 compared to total net interest income of $56 thousand reported for the same period of the prior year. As a result of the Company’s net losses incurred during 2007 and the first half of 2008 the Company had a lower level of funds available for investment during the 2008 period as compared to the same period of the prior year.

INCOME TAXES. No tax benefit was recorded for the losses incurred during the first half of 2008 or the first half of 2007 as we recorded a 100% valuation allowance against it’s otherwise recognizable deferred tax assets due to the uncertainty surrounding the timing or ultimate realization of the benefits of it’s net operating loss carryforwards in future periods. As of December 31, 2007, the Company had net operating loss carryforwards which may be potentially available for U.S. tax purposes of approximately $167 million. These carryforwards expire through 2027. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Due to various significant changes in its ownership interests, as defined in the Internal Revenue Code of 1986, as amended, theglobe has substantially limited the availability of its net operating loss carryforwards. There can be no assurance that the Company will be able to utilize any net operating loss carryforwards in the future.

DISCONTINUED OPERATIONS

The gain from discontinued operations, net of income taxes totaled approximately $22 thousand in the first half of 2008 as compared to a net loss of approximately $1 million during the first six months of 2007 and is summarized as follows:

	Computer Games	VoIP Telephony Services	Total
Six months ended June 30, 2008:
Net revenue	$21,695	$—	$21,695
Operating expenses	(4,048)	(2,829)	(6,877)
Other income, net	142	7,000	7,142
	$17,789	$4,171	$21,960

	Computer Games	VoIP Telephony Services	Total
Six months ended June 30, 2007:
Net revenue	$608,415	$630	$609,045
Operating expenses	(783,930)	(934,019)	(1,717,949)
Other income (expense), net	29,259	75,633	104,892
	$(146,256)	$(857,756)	$(1,004,012)

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ITEMS

As of June 30, 2008, theglobe had approximately $91 thousand in cash and cash equivalents as compared to approximately $631 thousand as of December 31, 2007. Net cash flows used in operating activities of continuing operations totaled approximately $755 thousand and $2.6 million, for the six months ended June 30, 2008 and 2007, respectively, or a decrease of approximately $1.8 million. Such decrease was attributable primarily to a lower net loss from continuing operations for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

Approximately $8 thousand in net cash flows were generated in the operating activities of discontinued operations during the first half of 2008 as compared to a use of approximately $3 million of cash in operating activities of discontinued operations during the same period of the prior year. Such decrease was attributable to the shutdown of the Company’s computer games and VoIP telephony services businesses in March, 2007.

FUTURE AND CRITICAL NEED FOR CAPITAL

For the reasons described below, Company management does not believe that cash on hand and cash flow generated internally by the Company will be adequate to fund the operation of its business beyond a short period of time. Additionally, we have received a report from our independent registered public accountants, relating to our December 31, 2007 audited financial statements, containing an explanatory paragraph stating that our recurring losses from operations and our accumulated deficit raise substantial doubts about our ability to continue as a going concern.

During the year ended December 31, 2007 and the six months ended June 30, 2008, the Company was able to continue operating as a going concern due principally to funding of $1.25 million received during 2007 from the sale of secured convertible demand promissory notes (the “2007 Convertible Notes”) to an entity controlled by Michael Egan, its Chairman and Chief Executive Officer and additional funding of $380 thousand provided from the sale of all of the Company’s rights related to its www.search.travel domain name and website to an entity also controlled by Mr. Egan in December 2007.

On June 6, 2008, Dancing Bear Investments, Inc. (“Dancing Bear”), an entity which is controlled by the Company’s Chairman and Chief Executive Officer, entered into a one year Revolving Loan Agreement with the Company pursuant to which the Company may, under certain conditions as described below, borrow up to a maximum of $500 thousand from Dancing Bear (the “Revolving Debt”). During June 2008, the Company borrowed an aggregate of $200 thousand from Dancing Bear under the Revolving Loan Agreement and subsequently in July and August 2008, the Company made additional borrowings aggregating $200 thousand under the Revolving Loan Agreement. During the remainder of the one year term of the Revolving Loan Agreement, the Company may make borrowing requests to Dancing Bear, and if such requests are approved by Dancing Bear, may borrow additional funds of up to $100 thousand under the Revolving Loan Agreement. All such funds borrowed may be prepaid in whole or in part, without penalty, at any time during the term of the Revolving Loan Agreement. The Company currently has no ability to repay this Loan. All unpaid borrowings, including accrued interest on borrowed funds at the rate of 10% per annum, are due and payable by the Company to Dancing Bear in one lump sum on the earlier of (i) June 6, 2009, or (ii) the occurrence of an event of default as defined in the Revolving Loan Agreement. All borrowings under the Revolving Loan Agreement are secured by a pledge of all of the assets of the Company and its subsidiaries, subordinate to existing liens on such assets related to the 2005 Convertible Notes and the 2007 Convertible Notes (the “Convertible Debt”) (see Note 4, “Debt” in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements for further details).

At June 30, 2008, the Company had a net working capital deficit of approximately $10.1 million, inclusive of a cash and cash equivalents balance of approximately $91 thousand. Such working capital deficit included an aggregate of $4.25 million in Convertible Debt, related accrued interest of approximately $1.2 million, and accounts payable totaling approximately $763 thousand due to entities controlled by Mr. Egan (see Note 4, “Debt” and Note 8, “Related Party Transactions” in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements for further details). Additionally, such working capital deficit included approximately $1.9 million of net liabilities of discontinued operations, with a significant portion of such liabilities related to charges which have been disputed by the Company, and $200 thousand of secured debt recently borrowed under the Revolving Loan Agreement.

Notwithstanding previous cost reduction actions taken by the Company and its decision to shutdown its unprofitable computer games and VoIP telephony services businesses in March 2007 (see Note 5, “Discontinued Operations” in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements for further details), the Company continues to incur substantial consolidated net losses, although reduced in comparison with prior periods, and management believes that the Company will continue to be unprofitable in the foreseeable future. Based upon the Company’s current financial condition, as discussed above, and without further advances from Dancing Bear under the aforementioned $500 thousand Revolving Loan Agreement or the infusion of other additional capital, management does not believe that the Company will be able to fund its operations beyond the end of August 2008. Assuming that the remaining $100 thousand that may be available under the Revolving Loan Agreement is loaned to the Company sometime around the end of August 2008, such borrowing would be expected to allow us to fund our operations for only a few weeks thereafter.

As more fully discussed in Note 3, “Proposed Sale of Tralliance and Share Issuance” in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements, on June 10, 2008, the Company announced that it had entered into a definitive agreement to sell substantially all of the business and net assets of its Tralliance Corporation subsidiary and to issue approximately 229 million shares of its Common Stock to an entity controlled by Mr. Egan (the “Purchase Transaction”). Additionally, on June 10, 2008, the Company announced that Dancing Bear Investments, Inc., an entity controlled by Michael S. Egan, converted a portion of the Convertible Debt totaling $400 thousand into 40 million shares of the Company’s Common Stock. Such conversion increased the ownership in the Company’s Common Stock by Mr. Egan and certain family members and related parties (the “Egan Family”) to approximately 51.25% and allows the Egan Family to control the vote on all corporate actions, including the Purchase Transaction (see Note 4, “Debt”, in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements), which was approved by written action dated July 9, 2008. In the event that the Purchase Transaction is consummated, all of the Company’s remaining Convertible Debt, related accrued interest and accounts payable owed to entities controlled by Mr. Egan (which was approximately $6.2 million at June 30, 2008) will be exchanged or cancelled. Consummation of the Purchase Transaction will not eliminate the Company’s obligations related to the Revolving Debt.

Additionally, the consummation of the Purchase Transaction would also result in significant reductions in the Company’s cost structure, based upon the elimination of Tralliance’s operating expenses. Although substantially all of Tralliance’s revenue would also be eliminated, approximately 10% of Tralliance’s future net revenue through May 5, 2015 would be essentially retained through the contemplated net revenue earn-out provisions of the Purchase Transaction. Additionally, the consummation of the Purchase Transaction would increase Mr. Egan’s beneficial ownership in the Company to approximately 77% (assuming exercise of all outstanding stock options and warrants) and would significantly dilute all other existing shareholders.

Management expects that the consummation of the Purchase Transaction will significantly reduce the amount of net losses currently being sustained by the Company. However, management does not believe that the consummation of the Purchase Transaction will, in itself, allow the Company to become profitable and generate operating cash flows sufficient to fund its operations and pay its existing current liabilities (including those liabilities related to its discontinued operations) in the foreseeable future. Accordingly, assuming that the Purchase Transaction is consummated, management believes that additional capital infusions, including amounts significantly beyond the remaining $100 thousand available under the Revolving Loan Agreement, will continue to be needed in order for the Company to continue to operate as a going concern.

Although management presently expects that the Purchase Transaction will be consummated, there can be no assurance that such closing will occur. In the event that the Purchase Transaction is not consummated, management expects that significantly more capital will need to be invested in the Company in the near term than would be required in the event that the Purchase Transaction is consummated. Also, inasmuch as substantially all of the assets of the Company and its subsidiaries secure the Convertible Debt and the Revolving Debt owed to entities controlled by Mr. Egan, in connection with any resulting proceeding to collect this debt, such entities could seize and sell the assets of the Company and it subsidiaries, any or all of which would have a material adverse effect on the financial condition and future operations of the Company, including the potential bankruptcy or cessation of business of the Company.

It is our preference to avoid filing for protection under the U.S. Bankruptcy Code. However, in order to continue operating as a going concern for any length of time beyond August of 2008, we believe that we must raise additional capital. Although there is no commitment to do so, any such funds would most likely come from Dancing Bear under the existing $500 thousand Revolving Loan Agreement, or otherwise from Michael Egan or affiliates of Mr. Egan or the Company, as the Company currently has no access to credit facilities with traditional third parties and has historically relied upon borrowings from related parties to meet short-term liquidity needs. Any such equity capital raised would not be registered under the Securities Act of 1933 and would not be offered or sold in the United States absent registration requirements. Further, any securities issued (or issuable) in connection with any such capital raise will likely result in very substantial dilution of the number of outstanding shares of the Company’s Common Stock.

The amount of capital required to be raised by the Company will be dependent upon a number of factors, including (i) whether or not the Purchase Transaction is consummated; (ii) whether “.travel” name registration net revenue levels are able to be increased; (iii) our ability to control and reduce operating expenses; and (iv) our ability to successfully settle disputed and other outstanding liabilities related to our discontinued operations. While the Company anticipates that the Purchase Transaction will be consummated in mid September 2008, there can be no assurance that the Purchase Transaction will be consummated nor that the Company will be successful in raising a sufficient amount of capital, executing any of its current or future business plans or in continuing to operate as a going concern on a long-term basis. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

EFFECTS OF INFLATION

Management believes that inflation has not had a significant effect on our results of operations since inception.

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. At June 30, 2008 and December 31, 2007, a significant portion of our net liabilities of discontinued operations relate to charges that have been disputed by the Company and for which estimates have been required. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting, and have determined there to be no reportable changes.

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

RISKS RELATING TO OUR BUSINESS GENERALLY

WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN.

For the reasons described below, Company management does not believe that cash on hand and cash flow generated internally by the Company will be adequate to fund the operation of its business beyond a short period of time. Additionally, we have received a report from our independent registered public accountants, relating to our December 31, 2007 audited financial statements, containing an explanatory paragraph stating that our recurring losses from operations and our accumulated deficit raise substantial doubts about our ability to continue as a going concern.

During the year ended December 31, 2007 and the six months ended June 30, 2008, the Company was able to continue operating as a going concern due principally to funding of $1.25 million received during 2007 from the sale of secured convertible demand promissory notes (the “2007 Convertible Notes”) to an entity controlled by Michael Egan, its Chairman and Chief Executive Officer and additional funding of $380 thousand provided from the sale of all of the Company’s rights related to its www.search.travel domain name and website to an entity also controlled by Mr. Egan in December 2007.

On June 6, 2008, Dancing Bear Investments, Inc. (“Dancing Bear”), an entity which is controlled by the Company’s Chairman and Chief Executive Officer, entered into a one year Revolving Loan Agreement with the Company pursuant to which the Company may, under certain conditions as described below, borrow up to a maximum of $500 thousand from Dancing Bear (the “Revolving Debt”). During June 2008, the Company borrowed an aggregate of $200 thousand from Dancing Bear under the Revolving Loan Agreement and subsequently in July and August 2008, the Company made additional borrowings aggregating $200 thousand under the Revolving Loan Agreement. During the remainder of the one year term of the Revolving Loan Agreement, the Company may make borrowing requests to Dancing Bear, and if such requests are approved by Dancing Bear, may borrow additional funds of up to $100 thousand under the Revolving Loan Agreement. All such funds borrowed may be prepaid in whole or in part, without penalty, at any time during the term of the Revolving Loan Agreement. The Company currently has no ability to repay this Loan. All unpaid borrowings, including accrued interest on borrowed funds at the rate of 10% per annum, are due and payable by the Company to Dancing Bear in one lump sum on the earlier of (i) June 6, 2009, or (ii) the occurrence of an event of default as defined in the Revolving Loan Agreement. All borrowings under the Revolving Loan Agreement are secured by a pledge of all of the assets of the Company and its subsidiaries, subordinate to existing liens on such assets related to the 2005 Convertible Notes and the 2007 Convertible Notes (the “Convertible Debt”) (see Note 4, “Debt” in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements for further details).

At June 30, 2008, the Company had a net working capital deficit of approximately $10.1 million, inclusive of a cash and cash equivalents balance of approximately $91 thousand. Such working capital deficit included an aggregate of $4.25 million in Convertible Debt, related accrued interest of approximately $1.2 million, and accounts payable totaling approximately $763 thousand due to entities controlled by Mr. Egan (see Note 4, “Debt” and Note 8, “Related Party Transactions” in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements for further details). Additionally, such working capital deficit included approximately $1.9 million of net liabilities of discontinued operations, with a significant portion of such liabilities related to charges which have been disputed by the Company, and $200 thousand of secured debt recently borrowed under the Revolving Loan Agreement.

Notwithstanding previous cost reduction actions taken by the Company and its decision to shutdown its unprofitable computer games and VoIP telephony services businesses in March 2007 (see Note 5, “Discontinued Operations” in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements for further details), the Company continues to incur substantial consolidated net losses, although reduced in comparison with prior periods, and management believes that the Company will continue to be unprofitable in the foreseeable future. Based upon the Company’s current financial condition, as discussed above, and without further advances from Dancing Bear under the aforementioned $500 thousand Revolving Loan Agreement or the infusion of other additional capital, management does not believe that the Company will be able to fund its operations beyond the end of August 2008. Assuming that the remaining $100 thousand that may be available under the Revolving Loan Agreement is loaned to the Company sometime around the end of August 2008, such borrowing would be expected to allow us to fund our operations for only a few weeks thereafter.

As more fully discussed in Note 3, “Proposed Sale of Tralliance and Share Issuance” in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements, on June 10, 2008, the Company announced that it had entered into a definitive agreement to sell substantially all of the business and net assets of its Tralliance Corporation subsidiary and to issue approximately 229 million shares of its Common Stock to an entity controlled by Mr. Egan (the “Purchase Transaction”). Additionally, on June 10, 2008, the Company announced that Dancing Bear Investments, Inc., an entity controlled by Michael S. Egan, converted a portion of the Convertible Debt totaling $400 thousand into 40 million shares of the Company’s Common Stock. Such conversion increased the ownership in the Company’s Common Stock by Mr. Egan and certain family members and related parties (the “Egan Family”) to approximately 51.25% and allows the Egan Family to control the vote on all corporate actions, including the Purchase Transaction (see Note 4, “Debt”, in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements), which was approved by written action dated July 9, 2008. In the event that the Purchase Transaction is consummated, all of the Company’s remaining Convertible Debt, related accrued interest and accounts payable owed to entities controlled by Mr. Egan (which was approximately $6.2 million at June 30, 2008) will be exchanged or cancelled. Consummation of the Purchase Transaction will not eliminate the Company’s obligations related to the Revolving Debt.

Additionally, the consummation of the Purchase Transaction would also result in significant reductions in the Company’s cost structure, based upon the elimination of Tralliance’s operating expenses. Although substantially all of Tralliance’s revenue would also be eliminated, approximately 10% of Tralliance’s future net revenue through May 5, 2015 would be essentially retained through the contemplated net revenue earn-out provisions of the Purchase Transaction. Additionally, the consummation of the Purchase Transaction would increase Mr. Egan’s beneficial ownership in the Company to approximately 77% (assuming exercise of all outstanding stock options and warrants) and would significantly dilute all other existing shareholders.

Management expects that the consummation of the Purchase Transaction will significantly reduce the amount of net losses currently being sustained by the Company. However, management does not believe that the consummation of the Purchase Transaction will, in itself, allow the Company to become profitable and generate operating cash flows sufficient to fund its operations and pay its existing current liabilities (including those liabilities related to its discontinued operations) in the foreseeable future. Accordingly, assuming that the Purchase Transaction is consummated, management believes that additional capital infusions, including amounts significantly beyond the remaining $100 thousand available under the Revolving Loan Agreement, will continue to be needed in order for the Company to continue to operate as a going concern.

Although management presently expects that the Purchase Transaction will be consummated, there can be no assurance that such closing will occur. In the event that the Purchase Transaction is not consummated, management expects that significantly more capital will need to be invested in the Company in the near term than would be required in the event that the Purchase Transaction is consummated. Also, inasmuch as substantially all of the assets of the Company and its subsidiaries secure the Convertible Debt and the Revolving Debt owed to entities controlled by Mr. Egan, in connection with any resulting proceeding to collect this debt, such entities could seize and sell the assets of the Company and it subsidiaries, any or all of which would have a material adverse effect on the financial condition and future operations of the Company, including the potential bankruptcy or cessation of business of the Company.

It is our preference to avoid filing for protection under the U.S. Bankruptcy Code. However, in order to continue operating as a going concern for any length of time beyond August of 2008, we believe that we must raise additional capital. Although there is no commitment to do so, any such funds would most likely come from Dancing Bear under the existing $500 thousand Revolving Loan Agreement, or otherwise from Michael Egan or affiliates of Mr. Egan or the Company, as the Company currently has no access to credit facilities with traditional third parties and has historically relied upon borrowings from related parties to meet short-term liquidity needs. Any such equity capital raised would not be registered under the Securities Act of 1933 and would not be offered or sold in the United States absent registration requirements. Further, any securities issued (or issuable) in connection with any such capital raise will likely result in very substantial dilution of the number of outstanding shares of the Company’s Common Stock.

The amount of capital required to be raised by the Company will be dependent upon a number of factors, including (i) whether or not the Purchase Transaction is consummated; (ii) whether “.travel” name registration net revenue levels are able to be increased; (iii) our ability to control and reduce operating expenses; and (iv) our ability to successfully settle disputed and other outstanding liabilities related to our discontinued operations. While the Company anticipates that the Purchase Transaction will be consummated in mid September 2008, there can be no assurance that the Purchase Transaction will be consummated nor that the Company will be successful in raising a sufficient amount of capital, executing any of its current or future business plans or in continuing to operate as a going concern on a long-term basis. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

WE HAVE A HISTORY OF NET LOSSES AND EXPECT TO CONTINUE TO INCUR LOSSES.

Since our inception, we have incurred net losses each year and we expect that we will continue to incur net losses for the foreseeable future. We had net losses of approximately $1.1 million, $6.2 million and $17.0 million for the six months ended June 30, 2008 and the years ended December 31, 2007 and 2006, respectively. The principal causes of our losses are likely to continue to be:

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

WE MAY NOT BE SUCCESSFUL IN SETTLING DISPUTED VENDOR CHARGES.

Our balance sheet at June 30, 2008 includes certain estimated liabilities related to disputed vendor charges incurred primarily as the result of the failure and subsequent shutdown of our discontinued VoIP telephony services business. The legal and administrative costs of resolving these disputed charges may be expensive and divert management’s attention from day-to-day operations. Although we are seeking to resolve and settle these disputed charges for amounts substantially less than recorded amounts, there can be no assurances that we will be successful in this regard. An adverse outcome in any of these matters could materially and adversely affect our financial position, utilize a significant portion of our cash resources and adversely affect our ability to continue to operate as a going concern. See Note 5, “Discontinued Operations” in the Notes to Unaudited Condensed Consolidated Financial Statements for future details.

OUR NET OPERATING LOSS CARRYFORWARDS MAY BE SUBSTANTIALLY LIMITED.

As of December 31, 2007, we had net operating loss carryforwards which may be potentially available for U.S. tax purposes of approximately $167 million. These carryforwards expire through 2027. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Due to various significant changes in our ownership interests, as defined in the Internal Revenue Code of 1986, as amended, we have substantially limited the availability of our net operating loss carryforwards. There can be no assurance that we will be able to utilize any net operating loss carryforwards in the future. These net operating carryforwards may be further adversely impacted if the Purchase Transaction is consummated.

OUR OFFICERS, INCLUDING OUR CHAIRMAN AND CHIEF EXECUTIVE OFFICER AND PRESIDENT HAVE OTHER INTERESTS AND TIME COMMITMENTS; WE HAVE CONFLICTS OF INTEREST WITH OUR DIRECTORS; ALL OF OUR DIRECTORS ARE EMPLOYEES OR STOCKHOLDERS OF THE COMPANY OR AFFILIATES OF OUR LARGEST STOCKHOLDER.

Because our Chairman and Chief Executive Officer, Mr. Michael Egan, is an officer or director of other companies, we have to compete for his time. Mr. Egan became our Chief Executive Officer effective June 1, 2002. Mr. Egan is also the controlling investor of Dancing Bear Investments, Inc., E&C Capital Partners LLLP, and E&C Capital Partners II, LLC which are our largest stockholders and are the holders of our secured Convertible Notes. Mr. Egan is also the controlling investor of Certified Vacation Group, Inc. and Labigroup Holdings, LLC, entities that have various ongoing business relationships with the Company. Additionally, Mr. Egan is the controlling investor of The Registry Management Company, LLC, an entity that has contracted to purchase our Tralliance business and shares of our Common Stock (see Note 3, “Proposed Sale of Tralliance and Share Issuance” in the Notes to Unaudited Condensed Consolidated Financial Statements for further details). Mr. Egan has not committed to devote any specific percentage of his business time with us. Accordingly, we compete with Mr. Egan's aforementioned other related entities for his time.

Our President, Treasurer and Chief Financial Officer and Director, Mr. Edward A. Cespedes, is also an officer, director or shareholder of other companies, including E&C Capital Partners LLLP, E&C Capital Partners II, LLC, and Labigroup Holdings LLC. Accordingly, we must compete for his time.

Our Vice President of Finance and Director, Ms. Robin Lebowitz is also an officer of Dancing Bear Investments, Inc and Certified Vacations Group, Inc. She is also an officer, director or shareholder of other companies or entities controlled by Mr. Egan and Mr. Cespedes.

Due to the relationships with his related entities, Mr. Egan will have an inherent conflict of interest in making any decision related to transactions between the related entities and us, including the Purchase Transaction. Furthermore, the Company's Board of Directors presently is comprised entirely of individuals which are employees of theglobe, and therefore are not "independent." We intend to review related party transactions in the future on a case-by-case basis.

OUR INTERNAL CONTROL OVER FINANCIAL REPORTING WAS NOT EFFECTIVE AS OF DECEMBER 31, 2007.

Based upon an evaluation and assessment completed by Company management, we have concluded that our internal control over financial reporting was not effective as of December 31, 2007.  Our conclusion was based upon the existence of certain “material weaknesses” related to the reporting of “.travel” name registration data as of December 31, 2007. Because we are a smaller company, we are not yet required to have our internal control over financial reporting audited by our independent public accountants. At the present time, this audit will be first required in connection with our annual report as of December 31, 2009.

We cannot assure you that we will be able to adequately remediate the material weaknesses that we have identified as of December 31, 2007. Additionally, we cannot assure you that other material weaknesses will not be identified by either management or independent public accountants in the future. Our failure to remediate our existing material weaknesses, or to adequately protect against the occurrence of additional material weaknesses, could result in material misstatements of our financial statement, subject the Company to regulatory scrutiny and/or cause investors to lose confidence in our reported financial information. Such failure could also adversely affect the Company’s operating results or cause the Company to fail to meet its reporting obligations.

RISKS RELATING TO OUR COMMON STOCK

THE VOLUME OF SHARES AVAILABLE FOR FUTURE SALE IN THE OPEN MARKET COULD DRIVE DOWN THE PRICE OF OUR STOCK OR KEEP OUR STOCK PRICE FROM IMPROVING, EVEN IF OUR FINANCIAL PERFORMANCE IMPROVES.

As of June 30, 2008, we had issued and outstanding approximately 212.5 million shares, of which approximately 89.4 million shares were freely tradable over the public markets. There is limited trading volume in our shares and we are now traded only in the over-the-counter market. Most of our outstanding restricted shares of Common Stock were issued more than one year ago and are therefore eligible to be resold over the public markets pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended.

Sales of significant amounts of Common Stock in the public market in the future, the perception that sales will occur or the registration of additional shares pursuant to existing contractual obligations could materially and adversely drive down the price of our stock. In addition, such factors could adversely affect the ability of the market price of the Common Stock to increase even if our business prospects were to improve. Substantially all of our stockholders holding restricted securities, including shares issuable upon the exercise of warrants or the conversion of convertible notes to acquire our Common Stock (which are convertible into 153 million shares), have registration rights under various conditions and are or will become available for resale in the future.

In addition, as of June 30, 2008, there were outstanding options to purchase approximately 15.6 million shares of our Common Stock, which become eligible for sale in the public market from time to time depending on vesting and the expiration of lock-up agreements. The shares issuable upon exercise of these options are registered under the Securities Act and consequently, subject to certain volume restrictions as to shares issuable to executive officers, will be freely tradable.

Also as of June 30, 2008, we had issued and outstanding warrants to acquire approximately 16.9 million shares of our Common Stock.   Many of the outstanding instruments representing the warrants contain anti-dilution provisions pursuant to which the exercise prices and number of shares issuable upon exercise may be adjusted.

WE ARE CONTROLLED BY OUR CHAIRMAN.

On June 10, 2008, Dancing Bear Investments, Inc., an entity controlled by Michael S. Egan, our Chairman and Chief Executive Officer, converted an aggregate of $400,000 of outstanding convertible secured promissory notes due to them by the Company into 40 million shares of the Company’s Common Stock. Such conversion increased the ownership in the Company’s Common Stock by Mr. Egan and certain family members (the “Egan Family”) to approximately 51% and would allow the Egan Family to control the vote on all corporate actions, including the Purchase Transaction. If the Purchase Transaction, including the issuance of 229 million shares of the Company’s Common Stock to an entity controlled by Mr. Egan is consummated, Mr. Egan’s beneficial ownership percentage (assuming exercise of all stock options and warrants) would then be increased to approximately 77%.

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

Certain Delaware laws could have the effect of delaying, deterring or preventing a change in control of our Company. One of these laws prohibits us from engaging in a business combination with any interested stockholder for a period of three years from the date the person became an interested stockholder, unless various conditions are met. In addition, provisions of our charter and by-laws, and the significant amount of Common Stock held by our current executive officers, directors and affiliates could together have the effect of discouraging potential takeover attempts or making it more difficult for stockholders to change management. In addition, the employment contracts of our Chairman and CEO, President and Vice President of Finance provide for substantial lump sum payments ranging from 2 (for the Vice President) to 10 times (for each of the Chairman and President) of their respective average combined salaries and bonuses (together with the continuation of various benefits for extended periods) in the event of their termination without cause or a termination by the executive for “good reason,” which is conclusively presumed in the event of a “change-in-control” (as such terms are defined in such agreements).

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

RISK FACTORS RELATING TO THE PURCHASE TRANSACTION AND THE DISPOSITION OF THE TRALLIANCE BUSINESS

THE PURCHASE TRANSACTION IS NOT THE RESULT OF ARMS-LENGTH NEGOTIATION AS EACH MEMBER OF OUR BOARD HAS A CONFLICT OF INTEREST

Registry Management is controlled by Michael S. Egan, our Chairman and Chief Executive Officer and principal stockholder. The remaining two members of our Board, Edward A. Cespedes and Robin S. Lebowitz, also have a non-controlling minority ownership interest in Registry Management. Each of Messrs Egan and Cespedes and Ms. Lebowitz are anticipated to serve as employees and/or management of Registry Management. Consequently, each of our Board members has a conflict of interests in reviewing, negotiating and approving the Purchase Transaction.

Due to the affiliated nature of the Purchase Transaction, the Board considered the formation of a special committee to negotiate and evaluate the Purchase Transaction. Ultimately, the Board did not believe it would be feasible to establish a special committee of independent members of the Board of Directors to evaluate and approve the Purchase Transaction. Since all of the Board members are affiliated to Registry Management, the Board concluded that it would be extremely difficult to find a qualified, independent person who would be willing to join and serve on the Company’s Board for the sole purpose of considering the fairness of the proposed Purchase Transaction, and that even if such a person could be found, the Company would likely be required to pay significant compensation for his or her services, which the Board did not consider financially feasible given its precarious financial condition. In lieu of a special committee, the Board determined to seek a fairness opinion as a condition precedent to theglobe’s obligation to close on the Purchase Transaction.

THE PURCHASE TRANSACTION IS SUBJECT TO SATISFACTION OF A NUMBER OF CLOSING CONDITIONS, SOME OF WHICH MAY BE BEYOND OUR ABILITY TO CONTROL.

The consummation of the Purchase Transaction involves risks, including conditions to the obligation of Registry Management to complete the Purchase Transaction, all of which must either be satisfied or waived prior to the completion of the Purchase Transaction. We do not control all of these conditions to closing.

If all closing conditions are not satisfied on a timely basis, the Purchase Transaction could be delayed. If certain closing conditions are not satisfied at all, the Purchase Transaction may never be closed. If the Purchase Transaction breaks up and never closes, the Company may not be able to find an alternative buyer for its Tralliance business or otherwise raise sufficient capital needed to operate its businesses. In any of such events, the Company’s liquidity and cash resources would likely decrease, resulting in an adverse impact to its business operations and financial condition.

THE ANTICIPATED BENEFITS OF THE PURCHASE TRANSACTION MAY NOT BE REALIZED; WE WILL CONTINUE TO HAVE A NEED FOR CAPITAL.

Although the Company will be relieved of over $6.0 million of obligations under existing convertible secured demand promissory notes and certain unsecured accounts payable, and will receive an guaranteed Earn-out, its remaining obligations and liabilities are expected to continue to exceed its assets and the amount received from the Earn-out. Accordingly, although the losses and liabilities of the Company are anticipated to be greatly reduced, the Company is expected to continue to incur operating and cash flow losses for the foreseeable future, and be dependent upon on its ability to raise or borrow capital in order to remain in business. Although Dancing Bear Investments, Inc., an entity controlled by the Company’s Chairman and Chief Executive Officer, has provided a temporary revolving loan facility (see Note 4 “Debt” in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements) there can be no assurance that the Company will be successful in borrowing additional funds under this facility or otherwise raising or borrowing additional funds from other sources in the future. After the sale, we will not have any active business operations and will be a shell company. As such, we will not have any ability to generate future revenue or profits, except through the Earn-out.

AFTER THE CLOSING OF THE PURCHASE AGREEMENT, WE WILL BE A SHELL COMPANY AND WILL BE SUBJECT TO MORE STRINGENT REPORTING REQUIREMENTS AND CERTAIN RULE 144 RESTRICTIONS.

Following consummation of the Purchase Transaction, we will have no or nominal operations. Pursuant to Rule 405 and Exchange Act Rule 12b-2, a shell company is defined as a registrant that has no or nominal operations, and either (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets. Our pro forma condensed balance sheet, prepared in connection with a Definitive Information Statement filed with the Securities and Exchange Commission on July 25, 2008, reflects that after closing our assets will consist primarily of cash and receivables related to the Earn-Out Agreement with Registry Management. However, since amounts related to and equal to such earn-out receivables are also included as deferred revenue within the liabilities section of such balance sheet, the net amount of such receivables is zero. Accordingly, we believe that after consummation of the Purchase Transaction, we will be a shell company. Applicable securities rules prohibit shell companies from using a Form S-8 to register securities pursuant to employee compensation plans. However, the rules do not prevent us from registering securities pursuant to the registration statements. Additionally, Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company. To the extent we acquire a business in the future, we must file a current report on Form 8-K containing the information required in a registration statement on Form 10, within four business days following completion of the transaction together with financial information of the private operating company. In order to assist the SEC in the identification of shell companies, we will also be required to check a box on Form 10-Q and Form 10-K indicating that we are a shell company. To the extent that we are required to comply with additional disclosure because we are a shell company, we may be delayed in executing any mergers or acquiring other assets that would cause us to cease being a shell company. In addition, the SEC adopted amendments to Rule 144 effective February 15, 2008, which do not allow a holder of restricted securities of a “shell company” to resell their securities pursuant to Rule 144. Preclusion from any prospective purchase using the exemptions from registration afforded by Rule 144 may make it more difficult for us to sell equity securities in the future.

THE MARKET PRICE OF THEGLOBE.COM’S COMMON STOCK MAY DECLINE AS A RESULT OF THE PURCHASE TRANSACTION.

The market price of our Common Stock may decline as a result of the Purchase Transaction if:

•	the sale of the Tralliance business, theglobe’s only remaining business, is perceived negatively by investors; or

•
investors remain skeptical that theglobe can continue as a going concern or identify and fund any future business operations or net losses sustained by theglobe, including existing and future liabilities related to secured debt and unsecured accounts payable.

The market price of theglobe.com’s Common Stock could also decline as a result of unforeseen factors related to the Purchase Transaction.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered Sales of Equity Securities.

On June 10, 2008, the Company announced that Dancing Bear Investments, Inc. (“Dancing Bear”), an entity controlled by Michael S. Egan, the Company’s Chairman and Chief Executive Officer, converted a portion of outstanding 2007 Convertible Notes totaling $400,000 into 40,000,000 shares of the Company’s Common Stock. Such conversion increased the ownership in the Company’s Common Stock by Mr. Egan and certain family members and related parties (the “Egan Family”) to approximately 51.25% and allows the Egan Family to control the vote on all corporate actions, including the Purchase Transaction (see Note 3, “Proposed Sale of Tralliance and Share Issuance” and Note 4, “Debt” in the Notes to Unaudited Condensed Consolidated Financial Statements included within this Report), which was approved by written action dated July 9, 2008.

The $400,000 of 2007 Convertible Notes were originally acquired in connection with the sale of such Notes as previously reported on Form 8-K. As previously reported on May 29, 2007, Dancing Bear entered into a Note Purchase Agreement with the Company pursuant to which it ultimately acquired convertible promissory notes (the “2007 Convertible Notes”) in the aggregate principal amount of $1,250,000. The 2007 Convertible Notes are convertible at anytime prior to payment into shares of the Company’s common stock at the rate of $.01 per share. The 2007 Convertible Notes are due 5 days after demand from the holder, and are secured by a pledge of all assets of the Company and its subsidiaries, subordinate to existing liens on such assets. The 2007 Convertible Notes bear interest at the rate of ten (10%) percent per annum. Dancing Bear is entitled to certain demand and piggy-back registration rights in connection with its investment. Neither the 2007 Convertible Notes nor the 40,000,000 shares of common stock issued to Dancing Bear upon conversion of the foregoing $400,000 in 2007 Convertible Notes were registered under applicable securities laws and were sold in reliance on an exemption from such registration. Dancing Bear is an “accredited investor” and the Company believes that the issuance and sale of the 2007 Convertible Notes and the underlying shares of common stock qualified for exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

(b) Use of Proceeds From Sales of Registered Securities.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 12, 2008, Mr. Michael S. Egan, the Chairman and CEO of theglobe, together with certain of his affiliates and other related parties, whom collectively are the record owners of approximately 51.25% of the issued and outstanding shares of theglobe Common Stock, the sole class of voting securities of theglobe, executed a written consent of the stockholders adopting the Purchase Agreement described in Note 3, “Proposed Sale of Tralliance and Share Issuance” of the Notes to Unaudited Condensed Consolidated Financial Statements included earlier in this Report, and approving the transactions contemplated thereby in accordance with Section 228 of Delaware Law. On July 9, 2008, the same stockholders further ratified their prior action of June 12, 2008 and approved anew the Purchase Transaction. The actions by written consent are sufficient to approve the Purchase Agreement and the other transaction contemplated by the Purchase Agreement without any further action or vote of the stockholders of theglobe.com.

In connection with the Purchase Transaction, on July 25, 2008, theglobe filed a Definitive Information Statement and related Notice of Internet Availability of Information Statement (the “Notice”) with the Securities and Exchange Commission, and shortly thereafter commenced mailing of the Notice to its stockholders.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Letter of Intent Agreement dated as of February 1, 2008 by and between The Registry Management Company, LLC, Tralliance Corporation and theglobe.com, inc. (1).

10.2	Revolving Loan Agreement dated as of June 6, 2008 by and between theglobe.com, inc. and Dancing Bear Investments, Inc. (2).

10.3	$500,000 Promissory Note dated June 6, 2008 (2).

10.4	Unconditional Guaranty Agreement dated June 6, 2008 (2).

10.5	Security Agreement dated June 6, 2008 (2).

10.6	Purchase Agreement dated as of June 10, 2008 by and between theglobe.com, inc., Tralliance Corporation and The Registry Management Company, LLC (3).

10.7	Form of Earn-Out Agreement (3).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference from our Form 8-K filed on February 7, 2008.

(2) Incorporated by reference from our Form 8-K filed on June 11, 2008.

(3) Incorporated by reference from our Form 8-K filed on June 13, 2008.

  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

theglobe.com, inc.

Dated : August 11, 2008	By:	/s/ Michael S. Egan
Michael S. Egan Chief Executive Officer (Principal Executive Officer)

By:	/s/ Edward A. Cespedes
Edward A. Cespedes President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

10.1	Letter of Intent Agreement dated as of February 1, 2008 by and between The Registry Management Company, LLC, Tralliance Corporation and theglobe.com, inc. (1).

10.2	Revolving Loan Agreement dated as of June 6, 2008 by and between theglobe.com, inc. and Dancing Bear Investments, Inc. (2).

10.3	$500,000 Promissory Note dated June 6, 2008 (2).

10.4	Unconditional Guaranty Agreement dated June 6, 2008 (2).

10.5	Security Agreement dated June 6, 2008 (2).

10.6	Purchase Agreement dated as of June 10, 2008 by and between theglobe.com, inc., Tralliance Corporation and The Registry Management Company, LLC (3).

10.7	Form of Earn-Out Agreement (3).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference from our Form 8-K filed on February 7, 2008.

(2) Incorporated by reference from our Form 8-K filed on June 11, 2008.

(3) Incorporated by reference from our Form 8-K filed on June 13, 2008.