Form 10-Q/A
period 2008-06-30
THEGLOBE COM INC
filed 2008-08-14
CIK 1066684

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
Yes ☐ No ☒

The number of shares outstanding of the Registrant's Common Stock, $.001 par value (the "Common Stock") as of August 14, 2008 was 212,484,838.

EXPLANTORY NOTE

This Quarterly Report on Form 10-Q/A constitutes Amendment No. 1 (the “Amendment”) to theglobe.com, inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, which was originally filed with the Securities and Exchange Commission (“SEC”) on August 11, 2008. This Amendment is being filed solely to include the condensed consolidated statement of operations for the three months ended June 30, 2008 and 2007 and related results of operations which were inadvertently omitted from the original Quarterly Report. Consistent with applicable SEC guidance, this Amendment includes the entire Quarterly Report for the quarter ended June 30, 2008.

THEGLOBE.COM, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	DECEMBER 31,
	2008	2007
	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$90,608	$631,198
Accounts receivable from related parties	20,404	416,566
Accounts receivable	13,834	12,213
Prepaid expenses	196,841	173,794
Other current assets	3,200	4,219
Net assets of discontinued operations	—	30,000

Total current assets	324,887	1,267,990

Property and equipment, net	14,171	35,748
Intangible assets, net	289,753	368,777
Other assets	40,000	40,000

Total assets	$668,811	$1,712,515

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable to related parties	$762,515	$499,631
Accounts payable	277,833	263,683
Accrued expenses and other current liabilities	654,539	953,826
Accrued interest due to related parties	1,185,370	954,795
Notes payable due to related parties	4,450,000	4,650,000
Deferred revenue	1,186,628	1,443,589
Net liabilities of discontinued operations	1,865,128	1,902,344

Total current liabilities	10,382,013	10,667,868

Deferred revenue	361,271	401,248

Total liabilities	10,743,284	11,069,116

Stockholders' Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 212,484,838 and 172,484,838 shares issued at June 30, 2008 and December 31, 2007, respectively	212,485	172,485

Additional paid-in capital	290,862,300	290,486,232
Accumulated deficit	(301,149,258)	(300,015,318)

Total stockholders' deficit	(10,074,473)	(9,356,601)

Total liabilities and stockholders’ deficit	$668,811	$1,712,515

See notes to unaudited condensed consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(UNAUDITED)		(UNAUDITED)

Net Revenue	$547,092	$645,322	$1,091,025	$1,077,064

Operating Expenses:
Cost of revenue	117,137	91,118	148,829	193,303
Sales and marketing	86,625	590,899	296,401	1,230,680
General and administrative	654,508	1,094,567	1,190,620	2,183,031
Related party transactions	129,918	147,490	283,382	283,792
Depreciation	10,867	23,534	21,577	43,054
Intangible asset amortization	39,512	39,512	79,024	79,023
Total Operating Expenses	1,038,567	1,987,120	2,019,833	4,012,883

Operating Loss from Continuing Operations	(491,475)	(1,341,798)	(928,808)	(2,935,819)

Other Income (Expense), net:
Related party interest expense	(114,643)	(587,438)	(230,575)	(671,274)
Interest income	454	6,216	3,236	56,493
Other income	75	—	247	—
	(114,114)	(581,222)	(227,092)	(614,781)

Loss from Continuing Operations Before Income Tax	(605,589)	(1,923,020)	(1,155,900)	(3,550,600)

Income Tax Provision	—	—	—	—
Loss from Continuing Operations	(605,589)	(1,923,020)	(1,155,900)	(3,550,600)

Discontinued Operations, net of tax:	20,995	157,024	21,960	(1,004,012)

Net Loss	$(584,594)	$(1,765,996)	$(1,133,940)	$(4,554,612)

Loss Per Share:
Basic and Diluted:
Continuing Operations	$—	$(0.01)	$(0.01)	$(0.02)
Discontinued Operations	$—	$—	$—	$(0.01)
Net Loss	$—	$(0.01)	$(0.01)	$(0.03)

Weighted Average Common Shares Outstanding	176,880,438	172,485,000	176,880,438	172,485,000

See notes to consolidated financial statements.

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

UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The unaudited interim condensed consolidated financial statements of the Company as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed consolidated financial statements.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2008 and the results of its operations and its cash flows for the three and six months ended June 30, 2008 and 2007. The results of operations and cash flows for such periods are not necessarily indicative of results expected for the full year or for any future period.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007 the FASB issued SFAS 141R, “Business Combinations” (“SFAS 141R”) which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R requires, among other things, that in a business combination achieved through stages (sometimes referred to as a “step acquisition”) that the acquirer recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with this Statement).

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

Summarized results of operations financial information for the discontinued operations of our computer games and VoIP telephony services businesses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Computer Games:
Net revenue	$21,695	$19,916	$21,695	$608,415

Income (Loss) from operations, net of tax	$21,695	$218,218	$17,789	$(146,256)

VoIP Telephony Services
Net revenue	$—	$256	$—	$630

Income (Loss) from operations, net of tax	$(700)	$(61,194)	$4,171	$(857,756)

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO
THE THREE MONTHS ENDED JUNE 30, 2007

CONTINUING OPERATIONS

NET REVENUE. Net revenue totaled $547 thousand for the three months ended June 30, 2008 as compared to $645 thousand for the three months ended June 30, 2007, a decrease of approximately $98 thousand, or 15%, from the prior year period.   Approximately $163 thousand, or 25%, of the 2007 second quarter net revenue was attributable to the sale of advertising on our www.search.travel website. The www.search.travel website was sold to an entity controlled by our Chairman, Michael Egan, in December 2007. Total .travel domain names registered as of the end of the second quarter of 2008 was approximately 200.8 thousand of which 170.6 thousand were registered under our bulk purchase program established in December 2007 and approximately 30.2 thousand names were registered under our standard program. At June 30, 2007 there were approximately 27.1 thousand .travel domain names registered under our then standard program.

COST OF REVENUE. Cost of revenue totaled $117 thousand for the three months ended June 30, 2008, a increase of $26 thousand, or approximately 29%, from the $91 thousand reported for the three months ended June 30, 2007.   Cost of revenue consists primarily of fees paid to third party service providers which furnish outsourced services, including verification of registration eligibility, maintenance of the “.travel” directory of consumer-oriented registrant travel data, as well as other services. Fees for some of these services vary based on transaction levels or transaction types. Fees for outsourced services are generally deferred and amortized to cost of revenue over the term of the related domain name registration. Cost of revenue as a percent of net revenue was approximately 21% for the second quarter of 2008 as compared to 14% for the same period of 2007. The increase in cost of revenue as compared to the 2007 second quarter was due primarily to an increase of $50 thousand in the fees payable to third parties to “authenticate” a domain name subsequent to its initial year of registration. This increase was partially offset by a $17 thousand decrease in hosting fees for the .travel directory, which hosting function was brought in-house in October 2007.

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and related expenses of sales and marketing personnel, commissions, consulting, advertising and marketing costs, public relations expenses and promotional activities. Sales and marketing expenses totaled approximately $87 thousand for the three months ended June 30, 2007 versus $591 thousand for the same period in 2007, a decrease of $504 thousand or 85%. Beginning in the third quarter of 2006 and continuing through 2007, Tralliance engaged several outside parties to promote our registry operations and the www.search.travel website internationally. These engagements were either terminated or renegotiated by the end of 2007 resulting in a decrease of approximately $237 thousand in the three months ended June 30, 2008 as compared to the same period of 2007. In addition, during April 2007, Tralliance sponsored an event in Beijing, China to introduce and publicize its various travel services, including a new search tool specifically geared towards Chinese tourism. During the second quarter of 2007, Tralliance incurred approximately $123 thousand in direct costs related to this event. Additional decreases in web development and software of $56 thousand and public relations in the amount of $50 thousand contributed to the overall decline in sales and marketing expense in the second quarter of 2008 as compared to the second quarter of 2007.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and other personnel costs related to management, finance and accounting functions, facilities, outside legal and professional fees, information-technology consulting, directors and officers insurance, and general corporate overhead costs. General and administrative expenses totaled approximately $655 thousand in the second quarter of 2008 as compared to $1.1 million for the same quarter of the prior year, a decrease of approximately $440 thousand, or approximately 40%. During the second and third quarter of 2007 the Company restructured and reduced administrative staff resulting in a $290 thousand decline in personnel costs for the second quarter of 2008 as compared to the second quarter of 2007. Also contributing to the overall reduction in general and administrative expenses in the three months ended June 30, 2008 as compared to the same period of 2007 were decreases in travel and entertainment expenses of approximately $27 thousand, web hosting, $21 thousand and insurance expense of approximately $16 thousand.

RELATED PARTY TRANSACTIONS. Related party transaction expense consists of rent for the Company’s office space and the fees associated with outsourcing the customer service, human resources and payroll processing functions to entities controlled by theglobe’s management. Related party transactions totaled $130 thousand in the second quarter of 2008 as compared to approximately $147 thousand in the second quarter of 2007. The decline of approximately $17 thousand is primarily attributed to a reduction in office space resulting in decreased rent expense in the three months ended June 30, 2008 versus the same period of 2007.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense totaled $50 thousand for the three months ended June 30, 2008 as compared to $63 thousand for the three months ended June 30, 2007, a decrease of $13 thousand.

RELATED PARTY INTEREST EXPENSE. Related party interest expense for the second quarter of 2008 was approximately $115 thousand as compared to $587 thousand for the same period of 2007, a decrease of approximately $472 thousand. During the second quarter of 2007, $500 thousand of non-cash interest expense was recorded related to the beneficial conversion features of the $500 thousand in convertible promissory notes acquired by an entity controlled by our Chairman and Chief Executive Officer. See “Capital Transactions” and Note 4, “Debt,” of the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion. Additionally, higher outstanding borrowings during the three months ended June 30, 2008 compared to the three months ended June 30, 2007 resulted in higher interest expense of $27 thousand. Net interest income of $529 was reported for the second quarter of 2008 versus approximately $6 thousand for the second quarter of 2007.

OTHER INCOME (EXPENSE), NET. As a result of the Company’s net losses incurred during 2007 and the first half of 2008, the Company had a lower level of funds available for investment during the second quarter of 2008 as compared to the same quarter of the prior year.

INCOME TAXES. No tax benefit was recorded for the losses incurred during the second quarter of 2008 or the second quarter of 2007 as we recorded a 100% valuation allowance against our otherwise recognizable deferred tax assets due to the uncertainty surrounding the timing or ultimate realization of the benefits of our net operating loss carryforwards in future periods. As of December 31, 2007, we had net operating loss carryforwards which may be potentially available for U.S. tax purposes of approximately $167 million. These carryforwards expire through 2027. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Due to various significant changes in our ownership interests, as defined in the Internal Revenue Code of 1986, as amended, we have substantially limited the availability of our net operating loss carryforwards. There can be no assurance that we will be able to utilize any net operating loss carryforwards in the future.

DISCONTINUED OPERATIONS

Discontinued operations generated net income of approximately $21 thousand for the second quarter of 2008 as compared to a net income of $157 thousand during the second quarter of 2007 and is summarized as follows:

	Computer Games	VoIP Telephony Services	Total
Three months ended June 30, 2008:
Net revenue	$21,695	$—	$21,695
Operating expenses	—	(700)	(700)
Other income, net	—	—	—
	$21,695	$(700)	$20,995

	Computer Games	VoIP Telephony Services	Total
Three months ended June 30, 2007:
Net revenue	$19,916	$256	$20,172
Operating expenses	169,043	(103,490)	65,553
Other income, net	29,259	42,040	71,299
	$218,218	$(61,194)	$157,024

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

COST OF REVENUE. Cost of revenue totaled $149 thousand for the six months ended June 30, 2008, a decline of $44 thousand, or 23%, from the $193 thousand reported for the six months ended June 30, 2007. Cost of revenue as a percent of net revenue was approximately 14% for the first half of 2008 as compared to 18% for the same period of 2007. Tralliance brought the hosting of the .travel directory in-house in October 2007 generating a savings of approximately $53 thousand in the six months ended June 30, 2008 as compared to the same period of 2007.

SALES AND MARKETING. Sales and marketing expenses totaled $296 thousand for the six months ended June 30, 2008 versus $1.2 million for the same period in 2007, a decrease of approximately $934 thousand. During the first half of 2007 the sales and marketing costs related to search.travel were $255 thousand or approximately 20% of total sales and marketing cost for the period. As previously discussed the Company sold the www.search.travel website in December 2007. In April 2007 Tralliance introduced the .travel domain name in China; the one-time cost associated with the launch event was approximately $155 thousand. Beginning in the third quarter of 2006 and continuing through 2007 Tralliance engaged several outside parties to promote its registry operations internationally. These relationships were either terminated or renegotiated in the fourth quarter of 2007 which resulted in a decrease in sales and marketing costs of approximately $324 thousand in the six months ended June 30, 2008 as compared to the same period of 2007. Additionally, public relations cost declined $117 thousand in the first half of 2008 compared to the first half of 2007.

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

RISK FACTORS RELATING TO THE PURCHASE TRANSACTION AND THE DISPOSITION OF THE TRALLIANCE BUSINESS

THE PURCHASE TRANSACTION IS NOT THE RESULT OF ARMS-LENGTH NEGOTIATION AS EACH MEMBER OF OUR BOARD HAS A CONFLICT OF INTEREST.

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

theglobe.com, inc.

Dated : August 14, 2008	By:	/s/ Michael S. Egan
Michael S. Egan Chief Executive Officer (Principal Executive Officer)

By:	/s/ Edward A. Cespedes
Edward A. Cespedes President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

10.1	Letter of Intent Agreement dated as of February 1, 2008 by and between The Registry Management Company, LLC, Tralliance Corporation and theglobe.com, inc. (1).

10.2	Revolving Loan Agreement dated as of June 6, 2008 by and between theglobe.com, inc. and Dancing Bear Investments, Inc. (2).

10.3	$500,000 Promissory Note dated June 6, 2008 (2).

10.4	Unconditional Guaranty Agreement dated June 6, 2008 (2).

10.5	Security Agreement dated June 6, 2008 (2).

10.6	Purchase Agreement dated as of June 10, 2008 by and between theglobe.com, inc., Tralliance Corporation and The Registry Management Company, LLC (3).

10.7	Form of Earn-Out Agreement (3).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference from our Form 8-K filed on February 7, 2008.

(2) Incorporated by reference from our Form 8-K filed on June 11, 2008.

(3) Incorporated by reference from our Form 8-K filed on June 13, 2008.