Form 10-Q
period 2008-09-30
THEGLOBE COM INC
filed 2008-11-14
CIK 1066684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes ☒ No ☐

The number of shares outstanding of the Registrant's Common Stock, $.001 par value (the "Common Stock") as of November 14, 2008 was 441,484,838.

THEGLOBE.COM, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	DECEMBER 31,
	2008	2007
	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$45,055	$631,198
Accounts receivable from related parties	12,026	416,566
Accounts receivable	128,464	12,213
Prepaid expenses	85,459	173,794
Other current assets	—	4,219
Net assets of discontinued operations	—	30,000

Total current assets	271,004	1,267,990

Property and equipment, net	—	35,748
Intangible assets, net	—	368,777
Other assets	40,000	40,000

Total assets	$311,004	$1,712,515

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable to related parties	$667	$499,631
Accounts payable	223,845	263,683
Accrued expenses and other current liabilities	744,399	953,826
Accrued interest due to related parties	10,630	954,795
Notes payable due to related parties	500,000	4,650,000
Deferred revenue	—	1,443,589
Net liabilities of discontinued operations	1,843,060	1,902,344

Total current liabilities	3,322,601	10,667,868

Deferred revenue	—	401,248

Total liabilities	3,322,601	11,069,116

Stockholders' Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 441,484,838 and 172,484,838 shares issued at September 30, 2008 and December 31, 2007, respectively	441,485	172,485

Additional paid-in capital	294,316,249	290,486,232
Accumulated deficit	(297,769,331)	(300,015,318)

Total stockholders' deficit	(3,011,597)	(9,356,601)

Total liabilities and stockholders’ deficit	$311,004	$1,712,515

See notes to unaudited condensed consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(UNAUDITED)		(UNAUDITED)

Net Revenue	$2,074,562	$599,580	$3,165,587	$1,676,644

Operating Expenses:
Cost of revenue	125,505	183,532	274,334	376,835
Sales and marketing	90,263	439,008	386,664	1,669,688
General and administrative	435,973	615,207	1,626,593	2,798,238
Related party transactions	105,424	83,576	388,806	367,368
Depreciation	8,802	21,738	30,379	64,792
Intangible asset amortization	289,753	39,512	368,777	118,535
Total Operating Expenses	1,055,720	1,382,573	3,075,553	5,395,456

Operating Income (Loss) from Continuing Operations	1,018,842	(782,993)	90,034	(3,718,812)

Other Income (Expense), net:
Gain on Tralliance Asset Sale	2,524,711	—	2,524,711	—
Related party interest expense	(115,576)	(860,151)	(346,151)	(1,531,425)
Interest income (expense), net	(35)	(908)	3,201	55,585
Other income	—	10,048	247	10,048
	2,409,100	(851,011)	2,182,008	(1,465,792)

Income (Loss) from Continuing Operations Before Income Tax	3,427,942	(1,634,004)	2,272,042	(5,184,604)

Income Tax Provision	44,919	—	44,919	—
Income (Loss) from Continuing Operations	3,383,023	(1,634,004)	2,227,123	(5,184,604)

Discontinued Operations, net of tax:	(3,096)	251,196	18,864	(752,816)

Net Income (Loss)	$3,379,927	$(1,382,808)	$2,245,987	$(5,937,420)

Loss Per Share:
Basic and Diluted:
Continuing Operations	$0.02	$(0.01)	$0.01	$(0.03)
Discontinued Operations	$—	$—	$—	$—
Net Income (Loss)	$0.02	$(0.01)	$0.01	$(0.03)

Weighted Average Common Shares Outstanding	214,974,068	172,484,838	189,670,966	172,484,838

See notes to consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2008	2007
	(UNAUDITED)
Cash Flows from Operating Activities:
Net Income (Loss)	$2,245,987	$(5,937,420)
Add back: (income) loss from discontinued operations	(18,864)	752,816
Net loss from continuing operations	2,227,123	(5,184,604)

Adjustments to reconcile net loss from continuing operations to net cash flows from operating activities
Gain on Tralliance Asset Sale	(2,524,711)	—
Depreciation and amortization	399,156	183,327
Non-cash interest expense related to beneficial conversion features of debt	—	1,250,000
Employee stock compensation	19,429	131,076
Compensation related to non-employee stock options	1,278	5,796

Changes in operating assets and liabilities
Accounts receivable from related parties	404,540	6,433
Accounts receivable	(116,251)	(119,831)
Prepaid and other current assets	52,124	146,250
Accounts payable to related parties	370,539	188,947
Accounts payable	(39,838)	126,490
Accrued expenses and other current liabilities	(209,427)	(305,602)
Accrued interest due to related parties	346,150	281,425
Deferred revenue	(1,844,837)	117,582

Net cash flows from operating activities of continuing operations	(914,725)	(3,172,711)
Net cash flows from operating activities of discontinued operations	(17,420)	(3,063,222)
Net cash flows from operating activities	(932,145)	(6,235,933)

Cash Flows from Investing Activities:
Purchases of property and equipment	(3,301)	(26,345)
Tralliance Asset Sale transaction costs	(64,919)	—
Proceeds from the sale of property and equipment	7,000	108,294
Net cash flows from investing activities	(61,220)	81,949

Cash Flows from Financing Activities:
Borrowing on Notes Payable	500,000	1,250,000
Share Issuance transaction costs	(92,778)	—
Net cash flows from financing activities	407,222	1,250,000

Net Decrease in Cash and Cash Equivalents	(586,143)	(4,903,984)
Cash and Cash Equivalents, at beginning of period	631,198	5,316,218

Cash and Cash Equivalents, at end of period	$45,055	$412,234

See notes to unaudited condensed consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Nine Months Ended September 30,
	2008	2007
	(UNAUDITED)
Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Conversion of debt securities into common stock	$400,000	—
Cancellation of debt and other liabilities related to Purchase Transaction	6,409,818	—
Issuance of common stock related to Purchase Transaction	3,771,088	—
Additional paid-in capital attributable to beneficial conversion of convertible debt securities	$—	$1,250,000

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

On September 29, 2008, the Company closed upon a transaction whereby it sold its Tralliance business and issued 229,000,000 shares of its Common Stock to a company controlled by Michael S. Egan, the Company’s Chairman and Chief Executive Officer (see Note 3, “Sale of Tralliance and Share Issuance”). As a result of the sale of its Tralliance business, the Company became a shell company (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934) with no material operations or assets. The Company presently intends to continue as a public company and make all the requisite filings under the Securities and Exchange Act of 1934.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries from their respective dates of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The unaudited interim condensed consolidated financial statements of the Company as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed consolidated financial statements.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2008 and the results of its operations and its cash flows for the three and nine months ended September 30, 2008 and 2007. The results of operations and cash flows for such periods are not necessarily indicative of results expected for the full year or for any future period.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions relate to estimates of collectability of accounts receivable, the valuations of fair values of options and warrants, the impairment of long-lived assets, accounts payable and accrued expenses and other factors. At September 30, 2008 and December 31, 2007, a significant portion of our net liabilities of discontinued operations relate to charges that have been disputed by the Company and for which estimates have been required. Our estimates, judgments and assumptions are continually evaluated based upon available information and experience. Because of estimates inherent in the financial reporting process, actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash equivalents consist of money market funds and highly liquid short-term investments with qualified financial institutions. The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents.

PREPAID EXPENSES

Prepaid expenses at September 30, 2008 consist primarily of prepaid travel, legal, insurance and technology license costs, which are amortized to expense based upon the terms of the underlying service contracts. Prepaid expenses at December 31, 2007 also consisted of fees paid to Tralliance third party service providers for various services related to domain name registrations. Such fees have been amortized to cost of revenue over the term of the related domain name registration. In connection with the Company’s sale of its Tralliance business on September 29, 2008, the remaining book value of prepaid expenses related to Tralliance third party service providers fees at the date of closing, totaling $101,308, was written off to cost of revenue during the quarter ended September 30, 2008. Additionally, a total of $37,230 in prepaid travel costs, which were sold to the buyer of Tralliance’s business, were written off and included as a component of the gain recognized on such sale.

LONG-LIVED ASSETS

Long-lived assets, including property and equipment and intangible assets are stated at cost, net of accumulated depreciation and amortization. In connection with the Company’s sale of its Tralliance business on September 29, 2008, the remaining net book value of intangible assets at the date of closing, totaling $250,241 was written off to intangible asset amortization expense during the quarter ended September 30, 2008. Additionally, the net book value of property and equipment sold to the buyer of Tralliance’s business, totaling $8,670, was written off and included as a component of the gain recognized on such sale.

COMPREHENSIVE INCOME (LOSS)

The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, "Reporting Comprehensive Income." Comprehensive income (loss) generally represents all changes in stockholders' equity during the year except those resulting from investments by, or distributions to, stockholders. The Company’s comprehensive income was approximately $2.2 million for the nine months ended September 30, 2008 and the Company's comprehensive loss was approximately $5.9 million for the nine months ended September 30, 2007, which amounts approximated the Company's reported net income and net loss for such periods.

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

REVENUE RECOGNITION

The Company’s revenue from continuing operations consists principally of registration fees for Internet domain registrations, which generally had terms of one year, but were up to ten years. Such registration fees have been reported net of transaction fees paid to an unrelated third party which serves as the registry operator for the Company. Payments of registration fees had been deferred when initially received and recognized as revenue on a straight-line basis over the registrations’ terms. In connection with the Company’s sale of its Tralliance business on September 29, 2008, the remaining balance of deferred revenue related to such registration fees at the date of closing, totaling $1,527,697, was written off and is included as a component of net revenue for the quarter ended September 30, 2008.

SEGMENT REPORTING

Effective with the March 2007 decision by management and the Board of Directors of the Company to cease all activities related to its computer games and VoIP telephony services businesses, the Company has been involved in one operating segment, the Internet services business.

NET LOSS PER SHARE

The Company reports net loss per common share in accordance with SFAS No. 128, "Computation of Earnings Per Share." In accordance with SFAS 128 and the Securities and Exchange Commission (“SEC’) Staff Accounting Bulletin No. 98, basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the conversion of convertible notes (using the if-converted method), if any, and the shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

Due to the anti-dilutive effect of potentially dilutive securities or common stock equivalents that could be issued, such securities were excluded from the diluted net loss per common share calculation for all periods presented. Such potentially dilutive securities and common stock equivalents consisted of the following for the periods ended September 30:

	2008	2007
Options to purchase common stock	14,964,000	17,792,000
Common shares issuable upon exercise of warrants	13,439,000	16,911,000
Common shares issuable upon conversion of Convertible Notes	—	193,000,000
Total	28,403,000	227,703,000

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

(2) GOING CONCERN CONSIDERATIONS AND MANAGEMENT’S PLAN

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. However, for the reasons described below, Company management does not believe that cash on hand and cash flow generated internally by the Company will be adequate to fund its limited overhead and other cash requirements beyond a short period of time. These reasons raise significant doubt about the Company’s ability to continue as a going concern.

During the year ended December 31, 2007 and the nine months ended September 30, 2008, the Company was able to continue operating as a going concern due principally to funding of $1,250,000 received during 2007 from the sale of secured convertible demand promissory notes (the “2007 Convertible Notes”) to an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer, additional funding of $380,000 provided from the sale of all of the Company’s rights related to its www.search.travel domain name and website to an entity also controlled by Mr. Egan in December 2007 and funding of $500,000 received during 2008 under a Revolving Loan Agreement with an entity also controlled by Mr. Egan (See Note 4, “Debt” and Note 9, “Related Party Transactions” for further details).

At September 30, 2008, the Company had a net working capital deficit of approximately $3,052,000, inclusive of a cash and cash equivalents balance of approximately $45,000. Such working capital deficit included (i) a total of approximately $511,000 in principal and accrued interest owed under the aforementioned Revolving Loan Agreement to an entity controlled by Mr. Egan, and (ii) an aggregate of approximately $2,800,000 in unsecured accounts payable and accrued expenses owed to vendors and other non-related third parties (of which approximately $1,800,000 relates to liabilities of our VOIP telephony service discontinued business, with a significant portion of such liabilities related to charges which have been disputed by theglobe). theglobe believes that its ability to continue as a going concern for any significant length of time in the future will be heavily dependent, among other things, on its ability to prevail and avoid making any payments with respect to such disputed vendor charges and/or to negotiate favorable settlements (including discounted payment and/or payment term concessions) with the aforementioned creditors.

As more fully discussed in Note 3, “Sale of Tralliance and Share Issuance,” on September 29, 2008, the Company closed upon an agreement whereby it (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management Company, LLC (“Tralliance Registry Management”) and (ii) issued 229,000,000 shares of its Common Stock, (the “Shares”), to The Registry Management Company, LLC (“Registry Management”), (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6,409,800). However, the Company continues to be obligated to repay its principal borrowings totaling $500,000, plus accrued interest at the rate of 10% per annum, due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement. All unpaid borrowings under the Revolving Loan Agreement, including accrued interest, are due and payable by the Company in one lump sum on the earlier of (i) June 6, 2009, or (ii) the occurrence of an event of default as defined in the Revolving Loan Agreement. The Company currently has no ability to repay this loan when due. All borrowings under the Revolving Loan Agreement are secured by a pledge of all of the assets of the Company and its subsidiaries. After giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan now beneficially owns 76.68% of the Company’s issued and outstanding Common Stock.

As additional consideration under the Purchase Transaction, Tralliance Registry Management is obligated to pay an earn-out to theglobe equal to 10% (subject to certain minimums) of Tralliance Registry Management’s “net revenue” (as defined) derived from “.travel” names registered by Tralliance Registry Management from September 29, 2008 through May 5, 2015 (the “Earn-out”). The minimum Earn-out payable by Tralliance Registry Management to theglobe will be at least $300,000 in the first year, increasing by $25,000 in each subsequent year (pro-rated for the final year of the Earn-out).

In connection with the closing of the Purchase Transaction, the Company also entered into a Master Services Agreement with an entity controlled by Mr. Egan whereby for a fee of $20,000 per month ($240,000 per annum) such entity will provide personnel and services to the Company so as to enable it to continue its existence as a public company without the necessity of any full-time employees of its own. Additionally, commensurate with the closing of the Purchase Transaction, Termination Agreements with each of its current executive officers, which terminated their previous and then existing employment agreements, were executed. Notwithstanding the termination of these employment agreements, each of our current executive officers and directors remain as executive officers and directors of the Company.

Immediately following the closing of the Purchase Transaction, theglobe became a shell company with no material operations or assets, and no source of revenue other than under the “net revenue” earn-out arrangement with Tralliance Registry Management. It is expected that theglobe’s future operating expenses as a public shell company will consist primarily of expenses incurred under the aforementioned Master Services Agreement and other customary public company expenses, including legal, audit and other miscellaneous public company costs.

MANAGEMENT’S PLANS

Despite the significant reductions in operating and cash flow losses expected to be realized from selling its Tralliance business, and as a result of becoming a shell company, management believes that theglobe will most likely continue to incur operating and cash flow losses for the foreseeable future. However, assuming that no significant unplanned costs are incurred, management believes that theglobe’s future losses will be limited. Further, in the event that Registry Management is successful in substantially increasing net revenue derived from “.travel” name registrations (and as the result maximizing theglobe’s earn-out revenue) in the future, theglobe’s prospects for achieving profitability will be enhanced.

It is the Company’s preference to avoid filing for protection under the U.S. Bankruptcy Code. However, based upon the Company’s current financial condition as discussed above, management believes that additional debt or equity capital will need to be raised in order for theglobe to continue to operate as a going concern. Such capital will be needed both to (i) fund expected future operating losses and (ii) repay the $500,000 of secured debt and related accrued interest due under the Revolving Loan Agreement and a portion of the $2,800,000 unsecured indebtedness (assuming theglobe is successful in favorably resolving and settling certain disputed and non-disputed vendor charges related to such unsecured indebtedness).

Without the infusion of additional capital, management does not believe the Company will have the ability to operate as a going concern for any significant length of time beyond December 31, 2008. Any such additional capital would likely come from Mr. Egan, or affiliates of Mr. Egan, as the Company currently has no access to credit facilities and has traditionally relied upon borrowings from related parties to meet short-term liquidity needs. Any such equity capital raised would likely result in very substantial dilution in the number of outstanding shares of the Company’s Common Stock. Given theglobe’s current financial condition and the state of the current United States capital markets, it has no current intent to seek to acquire, or start, any other business.

(3) SALE OF TRALLIANCE AND SHARE ISSUANCE

On September 29, 2008, theglobe closed upon a previously announced Purchase Agreement (the “Purchase Agreement”) dated as of June 10, 2008, by and between theglobe.com, its subsidiary, Tralliance, Registry Management and Tralliance Registry Management, a wholly-owned subsidiary of Registry Management. In connection with the closing, Registry Management assigned certain of its rights and obligations with respect to the purchased assets of Tralliance to Tralliance Registry Managment. Pursuant to the provisions of the Purchase Agreement, theglobe (i) issued two hundred twenty nine million (229,000,000) shares of its common stock (the “Shares”) (the “Share Issuance”) and (ii) sold the business and substantially all of the assets of its subsidiary, Tralliance to Tralliance Registry Management (the “Asset Sale” and, together with the Share Issuance, the “Sale” or “Purchase Transaction”) for (i) consideration totaling approximately $6,409,800 and consisting of surrender to theglobe and satisfaction of secured demand convertible promissory notes issued by theglobe and held by the Registry Management in the aggregate principal amount of $4,250,000, together with all accrued and unpaid interest of approximately $1,290,300 through the date of the closing of the Purchase Transaction and satisfaction of approximately $869,500 in outstanding rent and miscellaneous fees due and unpaid to Registry Management through the date of closing of the Purchase Transaction, and (ii) an earn-out equal to 10% of Tralliance Registry Management’s “net revenue” (as defined) derived from “.travel” names registered by Tralliance Registry Management from September 29, 2008 through May 5, 2015 (the “Earn-out”). Registry Management and Tralliance Registry Management are directly or indirectly controlled by Michael S. Egan, our Chairman and Chief Executive Officer and principal stockholder and each of our two remaining Board members own a minority interest in Registry Management. After giving effect to the closing of the Purchase Transaction, and the issuance of the Shares thereunder, Mr. Egan now beneficially owns 76.68% of the Company’s issued and outstanding Common Stock.

The consideration of $6,409,800 received by theglobe has been allocated between the Share Issuance and the Tralliance Asset Sale based upon proportionate fair values as of the date of closing of the Purchase Transaction. Additionally, transaction costs consisting primarily of legal, accounting and other professional fees, totaling approximately $158,000, were also incurred in connection with the Purchase Transaction and allocated between the Share Issuance and the Tralliance Asset Sale on the same proportionate fair value basis. Such allocations resulted in a net allocation of approximately $3,678,000 to the Share Issuance, which has been credited to the Company’s Common Stock and additional paid in capital accounts in its Unaudited Condensed Consolidated Balance Sheet as of September 30, 2008, and a net allocation of approximately $2,574,000 to the Tralliance Asset Sale. As a result of such allocations and the related write-off of assets sold to Tralliance Registry Management of approximately $49,000, the Company recorded a gain on the Tralliance Asset Sale of approximately $2,525,000 in its Unaudited Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2008. The Company’s operating results for the three and nine months ended September 30, 2008 also reflect a net benefit of approximately $1,176,000 related to the write-off of certain assets and liabilities, including prepaid assets, intangible assets and deferred revenue, which although not sold to Tralliance Registry Management, were deemed to have either no future value to the Company or require no future obligations by the Company subsequent to the Tralliance Asset Sale.

Due to various factors related to the collectability of Earn-out payments from Tralliance Registry Management, including the current weak financial condition of Tralliance Registry Management, the uncertainty of its ability to become profitable in the future, and the fact that such Earn-out payments are payable to theglobe over an extended period of time (approximately 6 ½ years), no portion of the Earn-out was included in the purchase price for the Purchase Transaction. Instead, the Company intends to recognize income related to the Earn-out on a prospective basis as and to the extent that future Earn-out payment are collected.

Commensurate with the closing of the Purchase Agreement on September 29, 2008, the Company also entered into several ancillary agreements. These agreements included an Earn-out Agreement pursuant to which the aforementioned “net revenue” Earn-out would be paid (the “Earn-out Agreement”), and Termination Agreements with each of our executive officers (each a “Termination Agreement”). The minimum Earn-out amount payable under the Earn-out Agreement will be at least $300,000 in the first year of the Earn-out Agreement increasing by $25,000 in each subsequent year (pro-rated for the final year of the Earn-out) with incremental Earn-out payments to be determined and paid to the Company on an annual basis to the extent that 10% of Tralliance Registry Management’s “net revenue” (as defined) exceeds the minimum Earn-out amount payable for such year. Pursuant to the Termination Agreements, the Company’s employment agreements with each of Michael S. Egan, Edward A. Cespedes and Robin Segaul Lebowitz, the Company’s Chief Executive Officer, President and Vice President of Finance, all dated August 1, 2003, respectively, were terminated. Notwithstanding the termination of these employment agreements, each of Messrs. Egan, Cespedes and Ms. Lebowitz remains as an officer and director of the Company.

In connection with the closing of the Purchase Agreement, the Company also entered into a Master Services Agreement (“Services Agreement”) with Dancing Bear Investments, Inc. (“Dancing Bear”), which is controlled by Mr. Egan. Under the terms of the Services Agreement, for a fee of $20,000 per month ($240,000 per annum), Dancing Bear will provide personnel and services to the Company so as to enable it to continue its existence as a public company without the necessity of any full-time employees of its own (after an initial transition period that ends December 31, 2008). The Services Agreement has an initial term of one year and is subject to renewal or early termination under certain events. Services under the Services Agreement include, without limitation, accounting, assistance with financial reporting, accounts payable, treasury/financial planning, record retention and secretarial and investor relations functions.

After giving effect to the closing of the Purchase Transaction, theglobe has no material operations or assets and no source of revenue other than the Earn-out. The Purchase Transaction was not intended to result in theglobe “going private” and theglobe presently intends to continue as a public company and make all requisite filings under the Securities and Exchange Act of 1934 to remain a public company.

(4) DEBT

Debt consists of notes payable due to related parties, as summarized below:

	September 30, 2008	December 31, 2007

2008 Revolving Loan Notes due to affiliates; due June 6, 2009	$500,000	$—

2007 Convertible Notes due to affiliates; due on demand	—	1,250,000

2005 Convertible Notes due to affiliates; due on demand	—	3,400,000
	500,000	4,650,000

LESS: Short-term portion	500,000	4,650,000

Long-term portion	$—	$—

On June 6, 2008, the Company and its subsidiaries, as guarantors, entered into a Revolving Loan Agreement with Dancing Bear Investments, Inc. (“Dancing Bear”), pursuant to which Dancing Bear may loan up to $500,000 to the Company on a revolving basis (the “Credit Line”). In connection with its entry into the Credit Line, the Company borrowed $100,000 under the Credit Line. Subsequently, on June 19, 2008, July 10, 2008 and August 6, 2008, the Company made additional borrowings of $100,000 each under the Credit Line. On September 3, 2008, the Company borrowed the final $100,000 available under the Credit Line. As of September 30, 2008, outstanding principal and accrued interest of $500,000 and $10,630, respectively, related to this Credit Line have been reflected as current liabilities in our Condensed Consolidated Balance Sheet. All amounts under the Credit Line, including principal and accrued interest, will become due and payable in one lump sum on the first anniversary date of the Credit Line, or sooner upon the occurrence of an event of default under the loan documentation. All funds borrowed under the Credit Line may be prepaid in whole or in part, without penalty, at any time during the term of the Credit Line. The Company currently has no ability to repay this loan when due. Dancing Bear is controlled by Michael S. Egan, our Chairman and Chief Executive Officer. In connection with the Credit Line, the Company executed and delivered a promissory note to Dancing Bear in the amount of $500,000 bearing interest at ten percent (10%) per annum on the principal amount then outstanding. The Company’s subsidiaries unconditionally guaranteed the Credit Line by entering into an Unconditional Guaranty Agreement. All amounts outstanding from time to time under the Credit Line are secured by a lien on all of the assets of the Company and its subsidiaries pursuant to a Security Agreement with Dancing Bear.

On June 10, 2008, Dancing Bear converted an aggregate of $400,000 of then outstanding 2007 Convertible Notes due to them by the Company into an aggregate of 40,000,000 shares of the Company’s Common Stock. Additionally, as more fully described in Note 3, “Sale of Tralliance and Stock Issuance,” on September 29, 2008, the Company closed upon a Purchase Transaction with certain entities controlled by Mr. Egan whereby the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary and (ii) issued 229,000,000 shares of its Common Stock to such entities. As part of the consideration for the Purchase Transaction, the Company’s obligation to repay all remaining outstanding principal and accrued interest due under secured demand convertible promissory notes to entities controlled by Mr. Egan through the date of closing of the Purchase Transaction, including outstanding principal and accrued interest related to the 2007 Convertible Notes of $850,000 and $139,850, respectively, and outstanding principal and accrued interest related to the 2005 Convertible Notes of $3,400,000 and $1,150,465, respectively, were terminated.

(5) DISCONTINUED OPERATIONS

In March 2007, management and the Board of Directors of the Company made the decision to cease all activities related to its Computer Games businesses, including discontinuing the operations of its magazine publications, games distribution business and related websites. The Company’s decision to shutdown its computer games businesses was based primarily on the historical losses sustained by these businesses during the recent past and management’s expectations of continued future losses. As of September 30, 2008, all significant elements of its computer games business shutdown plan have been completed by the Company, except for the resolution and payment of remaining outstanding accounts payables.

In addition, in March 2007, management and the Board of Directors of the Company decided to discontinue the operating, research and development activities of its VoIP telephony services business and terminate all of the remaining employees of the business.   The Company’s decision to discontinue the operations of its VoIP telephony services business was based primarily on the historical losses sustained by the business during the past several years, management’s expectations of continued losses for the foreseeable future and estimates of the amount of capital required to attempt to successfully monetize its business. On April 2, 2007, theglobe agreed to transfer to Michael Egan all of its VoIP intellectual property in consideration for his agreement to provide the Security in connection with the MySpace litigation Settlement Agreement (See Note 8, “Litigation,” for further discussion). The Company had previously written off the value of the VoIP intellectual property as a result of its evaluation of the VoIP telephony services business’ long-lived assets in connection with the preparation of the Company’s 2004 year-end consolidated financial statements. As of September 30, 2008, all significant elements of its VoIP telephony services business shutdown plan have been completed by the Company, except for the resolution of certain vendor disputes and the payment of remaining outstanding vendor payables.

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

The following is a summary of the assets and liabilities of the discontinued operations of the computer games and VoIP telephony services businesses as included in the accompanying condensed consolidated balance sheets. A significant portion of the net liabilities of discontinued operations at September 30, 2008 relate to charges that have been disputed by the Company and for which estimates have been required.

	September 30, 2008	December 31, 2007
Assets:
Computer Games
Accounts receivable, net	$—	$30,000
	—	30,000
VoIP Telephony Services	—	—

Total assets of discontinued operations	$—	$30,000

	September 30,	December 31,
	2008	2007
Liabilities:
Computer Games
Accounts payable	$35,584	$35,584
Subscriber liability, net	4,971	5,397
	40,555	40,981
VoIP Telephony Services
Accounts payable	1,573,795	1,632,653
Other accrued expenses	228,710	228,710
	1,802,505	1,861,363

Total liabilities of discontinued operations	$1,843,060	$1,902,344

Summarized results of operations financial information for the discontinued operations of our computer games and VoIP telephony services businesses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Computer Games:
Net revenue	$—	$—	$21,695	$608,415

Income (Loss) from operations, net of tax	$(979)	$3,009	$16,810	$(143,247)

VoIP Telephony Services
Net revenue	$—	$—	$—	$630

Income (Loss) from operations, net of tax	$(2,117)	$248,187	$2,054	$(609,569)

The Company has estimated the costs expected to be incurred in shutting down its computer games and VoIP telephony services businesses and has accrued charges as of September 30, 2008, as follows:

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
$355,466

Net current liabilities of discontinued operations at September 30, 2008 include accounts payable and accruals totaling $355,466 related to the estimated shut-down costs summarized above.

(6) STOCK OPTION PLANS

We have several stock option plans under which nonqualified stock options may be granted to officers, directors, other employees, consultants and advisors of the Company. In general, options granted under the Company’s stock option plans expire after a ten-year period and generally vest no later than three years from the date of grant. Incentive options granted to stockholders who own greater than 10% of the total combined voting power of all classes of stock of the Company must be issued at 110% of the fair market value of the stock on the date the options are granted. As of September 30, 2008, there were approximately 8,021,000 shares available for grant under the Company’s stock option plans.

No stock options were granted by the Company during the nine months ended September 30, 2008. A total of 100,000 stock options were granted during the nine months ended September 30, 2007, with a weighted-average fair value of $0.07. There were no stock option exercises during the nine months ended September 30, 2008 and 2007.

 Stock option activity during the nine months ended September 30, 2008 was as follows:

	Total Options	Weighted Average Exercise Price
Outstanding at December 31, 2007	16,340,660	$0.40
Granted	—
Exercised	—
Canceled / Expired	(1,377,000)	1.27
Outstanding at September 30, 2008	14,963,660	$0.33
Options exercisable at September 30, 2008	14,841,168	$0.33

The weighted-average remaining contractual terms of both stock options outstanding and stock options exercisable at September 30, 2008 was 5.5 years. The aggregate intrinsic value of both options outstanding and stock options exercisable at September 30, 2008 was $0.

Stock compensation cost is recognized on a straight-line basis over the vesting period. Stock compensation expense totaling $20,707 was charged to operations during the nine months ended September 30, 2008, including $1,278 of expense resulting from the vesting of non-employee stock options. During the nine months ended September 30, 2007, stock compensation expense of $136,872 charged to operations included $5,796 of expense related to the vesting of non-employee stock options and $35,468 from the accelerated vesting of stock options issued to terminated employees.

At September 30, 2008, there was approximately $10,400 of unrecognized compensation expense related to unvested stock options which is expected to be recognized over a weighted-average period of 0.9 years.

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

(7) INCOME TAXES

As of December 31, 2007, we had net operating loss carryforwards which may be potentially available for U.S. tax purposes of approximately $167 million. These carryforwards expire through 2027. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an “ownership change” of a corporation. Due to various significant changes in our ownership interests, as defined in the Internal Revenue Code of 1986, as amended, that occurred prior to December 31, 2007, we have substantially limited the availability of our net operating loss carryforwards.

Primarily as a result of the sale of its Tralliance business on September 29, 2008 (see Note 3, “Sale of Tralliance and Share Issuance”), the Company recorded total income before income taxes of approximately $2,291,000 for the nine months ended September 30, 2008. The Company believes that it has sufficient net operating loss carryforwards available to offset such income for regular income tax purposes, and as a result has recorded no federal or state income tax provision for the nine months ended September 30, 2008. However, a federal Alternative Minimum Tax is expected to be payable on such income. In this regard, an income tax expense of $44,919 was provided and accrued as of September 30, 2008.

(8) LITIGATION

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

On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. The amended complaints include a number of changes, such as changes to the definition of the purported class of investors, and the elimination of the individual defendants as defendants. On September 27, 2007, the plaintiffs moved to certify a class in the six focus cases. On November 14, 2007, the issuers and the underwriters named as defendants in the six focus cases filed motions to dismiss the amended complaints against them. On March 26, 2008, the District Court dismissed the Section 11 claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. With respect to all other claims, the motions to dismiss were denied. On October 10, 2008, at the request of the plaintiffs, the plaintiffs’ motion for class certification was withdrawn, without prejudice.

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

(9)  RELATED PARTY TRANSACTIONS

As more fully discussed in Note 3, “Sale of Tralliance and Share Issuance,” on September 29, 2008, the Company closed upon a definitive agreement whereby it (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management and (ii) issued 229,000,000 shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities directly or indirectly controlled by Michael S. Egan, our Chairman and Chief Executive Officer and principal stockholder, and each of our two remaining executive officers and Board members, Edward A. Cespedes, our President, and Robin Segaul Lebowitz, our Vice President of Finance, own a minority interest in Registry Management. After giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan now beneficially owns 76.68% of the Company’s issued and outstanding Common Stock.

In connection with the Purchase Transaction, the Company received (i) consideration totaling approximately $6,409,800 and consisting of the surrender to theglobe and satisfaction of secured demand convertible promissory notes issued by theglobe and held by Registry Management in the aggregate principal amount of $4,250,000, together with all accrued and unpaid interest of approximately $1,290,300 through the date of closing of the Purchase Transaction and satisfaction of approximately $869,500 in outstanding rent and miscellaneous fees due and unpaid to the Registry Management through the date of closing of the Purchase Transaction, and (ii) an earn-out equal to 10% (subject to certain minimums) of Tralliance Registry Management’s “net revenue” (as defined) derived from “.travel” names registered by Tralliance Registry Management from September 29, 2008 through May 5, 2015 (the “Earn-out”). The minimum Earn-out payable by Tralliance Registry Management to theglobe will be at least $300,000 in the first year of the Earn-out Agreement, increasing by $25,000 each subsequent year (pro-rated for the final year of the Earn-out).

Commensurate with the closing of the Purchase Transaction, on September 29, 2008, the Company also entered into Termination Agreements with each of its executive officers (each a “Termination Agreement”). Pursuant to the Termination Agreements, the Company’s employment agreements with each of Michael S. Egan, Edward A. Cespedes and Robin Segaul Lebowitz, the Chief Executive Officer, President and Vice President of Finance, all dated August 1, 2003, respectively, were terminated. Notwithstanding the termination of these employment agreements, each of Messrs. Egan, Cespedes and Ms. Lebowitz remains as an officer and director of the Company.

In connection with the closing of the Purchase Transaction, the Company also entered into a Master Services Agreement (“Services Agreement”) with Dancing Bear Investments, Inc. (“Dancing Bear”), an entity which is controlled by Mr. Egan. Under the terms of the Services Agreement, for a fee of $20,000 per month ($240,000 per annum), Dancing Bear will provide personnel and services to the Company so as to enable it to continue its existence as a public company without the necessity of any full-time employees of its own (after an initial transition period that ends December 31, 2008). The Services Agreement has an initial term of one year and is subject to renewal or early termination under certain events. Services under the Services Agreement include, without limitation, accounting, assistance with financial reporting, accounts payable, treasury/financial planning, record retention and secretarial and investor relations functions. A total of $667 related to the Services Agreement has been expensed and accrued as of September 30, 2008.

As more fully discussed in Note 4 “Debt,” on June 6, 2008, the Company and its subsidiaries, as guarantors, entered into a Revolving Loan Agreement with Dancing Bear, pursuant to which Dancing Bear may loan up to $500,000 to the Company on a revolving basis (the “Credit Line”). In connection with its entry into the Credit Line, the Company borrowed $100,000 under the Credit Line. Subsequently, on June 19, 2008, July 10, 2008 and August 6, 2008, the Company made additional borrowings of $100,000 each under the Credit Line. On September 3, 2008, the Company borrowed the final $100,000 available under the Credit Line. All borrowings under the Credit Line, including accrued interest on borrowed funds at the rate of 10% per annum, are due and payable in one lump sum on the first anniversary date of the Credit Line, or June 6, 2009, or sooner upon the occurrence of an event of default under the loan documentation. All amounts outstanding from time to time under the Credit Line are secured by a lien on all of the assets of the Company and its subsidiaries.

Also, as more fully described in Note 4, “Debt,” on June 10, 2008 Dancing Bear converted an aggregate of $400,000 of outstanding 2007 Convertible Notes due to them by the Company into an aggregate of 40,000,000 shares of the Company’s Common Stock.

Several entities controlled by the Company’s Chairman and Chief Executive Officer (the “Related Entities”) have provided services to the Company, including: the lease of office space; and the outsourcing of customer services, human resources and payroll processing functions. During the nine months ended September 30, 2008 and 2007, $354,389 and $339,298 of expense related to these services was recorded, respectively. In connection with the Purchase Transaction discussed above and in Note 3, “Sale of Tralliance and Share Issuance,” all of the receivables owed by the Company to the Related Entities as of the date of closing of the Purchase Transaction, totaling $869,500, were assigned and contributed to Registry Management, who then surrendered their right to receive payment for such obligations from the Company as part of the consideration for the Purchase Transaction.

Tralliance was a party to a Bulk Registration Co-Marketing Agreement (the “Co-Marketing Agreement”) entered into in December 2007 with Labigroup Holdings, LLC (“Labigroup”), a private entity controlled by the Company’s Chairman and Chief Executive Officer. Our remaining directors also own a minority interest in Labigroup. During the nine months ended September 30, 2008, Labigroup registered 10,595 “.travel” domain names and was charged $42,380 in fees and costs by Tralliance under the Co-Marketing Agreement. A total of $12,026 of such fees and costs remain unpaid at September 30, 2008. Additionally, during the first quarter of 2008, Labigroup paid in full the $412,050 balance of fees and costs owed to Tralliance under the Co-Marketing Agreement as of December 31, 2007. As part of the sale of its Tralliance business on September 29, 2008, all of the Company’s rights and obligations under the Co-Marketing Agreement were assigned to Tralliance Registry Management.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology, such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "intend," "potential" or "continue" or the negative of such terms or other comparable terminology, although not all forward-looking statements contain such terms. In addition, these forward-looking statements include, but are not limited to, statements regarding:

•	the outcome of pending litigation;

•	our ability to negotiate favorable settlements with unsecured creditors;

•	our ability to successfully resolve certain disputed liabilities;

•	our estimates or expectations of continued losses;

•	our expectations regarding future revenue and expenses;

•	our ability to raise additional and sufficient capital; and

•	our ability to continue to operate as a going concern.

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

OVERVIEW

As more fully discussed in the section below entitled “Sale of Tralliance and Share Issuance,” on September 29, 2008, theglobe.com, inc. (the “Company” or “theglobe”) consummated the sale of the business and substantially all of the assets of its Tralliance Corporation subsidiary (“Tralliance”) to an entity controlled by Michael S. Egan, the Company’s Chairman and Chief Executive Officer. We acquired Tralliance on May 9, 2005 and from the date of acquisition until September 29, 2008, Tralliance operated as the registry for the “.travel” top-level Internet domain.

As part of the consideration for the sale of its Tralliance business, theglobe will receive an earn-out equal to 10% of the “net revenue” derived from “.travel” names registered by the acquirer, Tralliance Registry Management, from September 29, 2008 through May 5, 2015 (the “Earn-out”). The minimum Earn-out payable to theglobe will be at least $300 thousand in the first year following closing, increasing by $25 thousand in each subsequent year (pro-rated for the final year of the Earn-out). Immediately following the sale of its Tralliance business, theglobe became a shell company with no material operations or assets and no source of revenue other than under the Earn-out. theglobe presently intends to continue as a public company and make all the requisite filings under the Securities and Exchange Act of 1934. It has no current intent to seek to acquire or start any other businesses. It is expected that theglobe’s future operating expenses as a public shell company will consist of customary public company expenses, including accounting, financial reporting, legal, audit and other related public company costs. For financial reporting purposes, theglobe will continue to report the financial position and results of operation of its Tralliance business as a component of its continuing operations.

In March 2007, management and the Board of Directors of the Company made the decision to cease all activities related to its computer games and VoIP telephony services businesses. Results of operations for the computer games and VoIP telephony services businesses have been reported separately as “Discontinued Operations” in the accompanying condensed consolidated statements of operations for all periods presented. The assets and liabilities of the computer games and VoIP telephony services have been included in the captions, “Assets of Discontinued Operations” and “Liabilities of Discontinued Operations” in the accompanying condensed consolidated balance sheets.

SALE OF TRALLIANCE AND SHARE ISSUANCE

On September 29, 2008, the Company closed upon a definitive agreement whereby it (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management and (ii) issued 229 million shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”) (see Note 3, “Sale of Tralliance and Share Issuance” in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements). Tralliance Registry Management and Registry Management are entities directly or indirectly controlled by Michael S. Egan, our Chairman and Chief Executive Officer and principal stockholder, and each of our two remaining executive officers and Board members, Edward A. Cespedes, our President, and Robin Segaul Lebowitz, our Vice President of Finance, own a minority interest in Registry Management. After giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan now beneficially owns 76.68% of the Company’s issued and outstanding Common Stock.

In connection with the Purchase Transaction, the Company received (i) consideration totaling approximately $6.4 million which consisted of the surrender to theglobe and satisfaction of secured demand convertible promissory notes issued by theglobe and held by Registry Management in the aggregate principal amount of $4.25 million, together with all accrued and unpaid interest of approximately $1.3 million through the date of closing of the Purchase Transaction and satisfaction of approximately $870 thousand in outstanding rent and miscellaneous fees due and unpaid to the Registry Management through the date of closing of the Purchase Transaction, and (ii) an earn-out equal to 10% (subject to certain minimums) of Tralliance Registry Management’s “net revenue” (as defined) derived from “.travel” names registered by Tralliance Registry Management from September 29, 2008 through May 5, 2015 (the “Earn-out”). The minimum Earn-out payable by Tralliance Registry Management to theglobe will be at least $300 thousand in the first year of the Earn-out Agreement, increasing by $25 thousand each subsequent year (pro-rated for the final year of the Earn-out).

Commensurate with the closing of the Purchase Transaction, on September 29, 2008, the Company also entered into Termination Agreements with each of its executive officers (each a “Termination Agreement”). Pursuant to the Termination Agreements, the Company’s employment agreements with each of Michael S. Egan, Edward A. Cespedes and Robin Segaul Lebowitz, the Chief Executive Officer, President and Vice President of Finance, all dated August 1, 2003, respectively, were terminated. Notwithstanding the termination of these employment agreements, each of Messrs. Egan, Cespedes and Ms. Lebowitz remains as an officer and director of the Company.

In connection with the closing of the Purchase Transaction, the Company also entered into a Master Services Agreement (“Services Agreement”) with Dancing Bear Investments, Inc. (“Dancing Bear”), an entity which is controlled by Mr. Egan. Under the terms of the Services Agreement, for a fee of $20 thousand per month ($240 thousand per annum), Dancing Bear will provide personnel and services to the Company so as to enable it to continue its existence as a public company without the necessity of any full-time employees of its own (after an initial transition period that ends December 31, 2008). The Services Agreement has an initial term of one year and is subject to renewal or early termination under certain events. Services under the Services Agreement include, without limitation, accounting, assistance with financial reporting, accounts payable, treasury/financial planning, record retention and secretarial and investor relations functions.

BASIS OF PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We received a report from our independent accountants, relating to our December 31, 2007 audited financial statements, containing a paragraph stating that our recurring losses from operations and our accumulated deficit raise substantial doubt about our ability to continue as a going concern. Management believes that the recent sale of its Tralliance business on September 29, 2008 will significantly reduce the amount of operating and cash flow losses previously sustained by the Company. However, management does not believe that the sale of its Tralliance business will in itself allow the Company to become profitable and generate operating cash flows sufficient to fund its operations and pay its existing current liabilities (including those liabilities related to its discontinued operations) in the foreseeable future. Based upon our current cash resources and without the infusion of additional capital, management does not believe the Company can operate as a going concern for any significant length of time beyond the end of December 2008. See “Future and Critical Need for Capital” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details.

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

Due to the sale of Tralliance and the Share Issuance on September 29, 2008, the results of operations for the three month period ended September 30, 2008 and the nine month period ended September 30, 2008 are not comparable with their corresponding periods in the prior year.

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO
THE THREE MONTHS ENDED SEPTEMBER 30, 2007

CONTINUING OPERATIONS

NET REVENUE. Net revenue totaled approximately $2.1 million for the three months ended September 30, 2008 as compared to approximately $600 thousand for the three months ended September 30, 2007, an increase of approximately $1.5 million from the prior year period.   The increase is primarily attributable to revenue recognized during the current quarter of approximately $1.5 million related to the write-off of deferred revenue as a result of the sale of the Company’s Tralliance business on September 29, 2008. See Note 3, “Sale of Tralliance and Share Issuance” in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

COST OF REVENUE. Cost of revenue totaled approximately $125 thousand for the three months ended September 30, 2008, a decrease of $58 thousand from the $183 thousand reported for the three months ended September 30, 2007.   Cost of revenue consists primarily of fees paid to third party service providers which furnish outsourced services, including verification of registration eligibility, maintenance of the “.travel” directory of consumer-oriented registrant travel data, as well as other services. Fees for some of these services vary based on transaction levels or transaction types. Fees for outsourced services have generally been deferred and amortized to cost of revenue over the term of the related domain name registration. The decrease in cost of revenue as compared to the 2007 third quarter was due primarily to a decrease in registration eligibility verification costs of approximately $139 thousand due mainly to Tralliance’s continued emphasis on performing verification of registration eligibility in-house rather than utilizing third party providers. Such decrease was partially offset by cost of revenue charges of approximately $101 thousand related to the write-off of prepaid registration eligibility verification and other prepaid registration fees which were deemed to have no future value as a result of the sale of the Company’s Tralliance business on September 29, 2008.

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and related expenses of sales and marketing personnel, commissions, consulting, advertising and marketing costs, public relations expenses and promotional activities. Sales and marketing expenses totaled approximately $90 thousand for the three months ended September 30, 2008 versus $439 thousand for the same period in 2007, a decrease of $349. Beginning in the third quarter of 2006 and continuing through 2007, Tralliance engaged several outside parties to promote its registry operations and the www.search.travel website internationally. These engagements were either terminated or renegotiated by the end of 2007 resulting in an expense decrease of approximately $150 thousand in the three months ended September 30, 2008 as compared to the same period of 2007. Additional decreases in web development and software expense of $116 thousand, travel and entertainment expense of $44 thousand and advertising expense of $28 thousand contributed to the overall decline in sales and marketing expense in the third quarter of 2008 as compared to the third quarter of 2007.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and other personnel costs related to management, finance and accounting functions, facilities, outside legal and professional fees, information-technology consulting, directors and officers insurance, and general corporate overhead costs. General and administrative expenses totaled approximately $436 thousand in the third quarter of 2008 as compared to $615 thousand for the same quarter of the prior year, a decrease of approximately $179 thousand. Legal and professional fees in the third quarter of 2008 decreased $159 thousand as compared to the same period of 2007.

RELATED PARTY TRANSACTIONS. Related party transaction expense consists of rent for the Company’s office space and the fees associated with outsourcing the customer service, human resources and payroll processing functions to entities controlled by theglobe’s management. Related party transactions totaled approximately $105 thousand in the third quarter of 2008 as compared to $84 thousand in the third quarter of 2007; an increase of $21 thousand.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense totaled approximately $299 thousand for the three months ended September 30, 2008 as compared to $61 thousand for the three months ended September 30, 2007. The $238 thousand increase is attributable mainly to intangible asset amortization expense of approximately $250 thousand recorded in the current year and related to the write-off of the remaining net book value of intangible assets which were deemed to have no future value as the result of the sale of the Company’s Tralliance business on September 29, 2008.

GAIN ON TRALLIANCE ASSET SALE. During the three months ended September 30, 2008, the Company recorded a gain of approximately $2.5 million related to the sale of its Tralliance business on September 29, 2008.

RELATED PARTY INTEREST EXPENSE. Related party interest expense for the third quarter of 2008 was approximately $116 thousand as compared to $860 thousand for the same period of 2007, a decrease of approximately $744 thousand. During the third quarter of 2007, $750 thousand of non-cash interest expense was recorded related to the beneficial conversion features of the $750 thousand in convertible promissory notes acquired by an entity controlled by our Chairman and Chief Executive Officer during that quarter.

INCOME TAXES. The provision for income taxes for the third quarter of 2008 consists of $45 thousand in federal alternative minimum taxes recorded and accrued as of September 30, 2008 (see Note 7,”Income Taxes” in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements for further details).

DISCONTINUED OPERATIONS

Discontinued operations generated a net loss of approximately $3 thousand for the third quarter of 2008 as compared to a net income of $251 thousand during the third quarter of 2007 and is summarized as follows:

	Computer Games	VoIP Telephony Services	Total
Three months ended September 30, 2008:
Net revenue	$—	$—	$—
Operating expenses	979	2,117	3,096
Other income, net	—	—	—
	$(979)	$(2,117)	$(3,096)

	Computer Games	VoIP Telephony Services	Total
Three months ended September 30, 2007:
Net revenue	$—	$—	$—
Operating expenses	2,288	(231,385)	(229,097)
Other income, net	5,297	16,802	22,099
	$3,009	$248,187	$251,196

The net credit in operating expenses reported by the VoIP telephony services division for the three months ended September 30, 2007 resulted principally from the favorable settlement of a disputed vendor contract during that quarter.

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO
THE NINE MONTHS ENDED SEPTEMBER 30, 2007

CONTINUING OPERATIONS

NET REVENUE. Net revenue totaled approximately $3.2 million for the nine months ended September 30, 2008 as compared to approximately $1.7 million for the nine months ended September 30, 2007, an increase of $1.5 million. The increase is primarily attributable to revenue recognized during the current period of approximately $1.5 million related to the write-off of deferred revenue as a result of the sale of the Company’s Tralliance business on September 29, 2008.

COST OF REVENUE. Cost of revenue totaled $274 thousand for the nine months ended September 30, 2008, a decrease of approximately $103 thousand from the $377 thousand reported for the nine months ended September 30, 2007. The decrease in cost of revenue as compared to the prior year period was due primarily to a decrease in registration eligibility verification costs of approximately $144 thousand due mainly to Tralliance’s continued emphasis on performing verification of registration eligibility in-house rather than utilizing third party providers. Additionally, Tralliance brought the hosting of the .travel directory in-house in October 2007, generating a cost savings of approximately $53 thousand in the current period compared to the prior year. Such decreases were partially offset by cost of revenue charges of approximately $101 thousand related to the write-off of prepaid registration eligibility verification and other prepaid registration fees which were deemed to have no future value as a result of the sale of the Company’s Tralliance business on September 29, 2008.

SALES AND MARKETING. Sales and marketing expenses totaled $387 thousand for the nine months ended September 30, 2008 versus $1.7 million for the same period in 2007, a decrease of approximately $1.3 million. During the first nine months of 2007, sales and marketing costs related to the Company’s search.travel website were $467 thousand; the Company sold the www.search.travel website in December 2007. In April 2007 Tralliance introduced the .travel domain name in China; the one-time cost associated with the launch event was approximately $155 thousand. Beginning in the third quarter of 2006 and continuing through 2007 Tralliance engaged several outside parties to promote its registry operations internationally. These relationships were either terminated or renegotiated in the fourth quarter of 2007 which resulted in a decrease in sales and marketing costs of approximately $468 thousand in the nine months ended September 30, 2008 as compared to the same period of 2007. Additionally, public relations cost declined $112 thousand in the first nine months of 2008 compared to the same period of 2007.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses totaled approximately $1.6 million in the first nine months of 2008 as compared to approximately $2.8 million for the same period of the prior year, a decrease of approximately $1.2 million. During the first nine months of 2007 the Company restructured and reduced administrative staff resulting in a $712 thousand decrease in personnel cost for the nine months ended September 30, 2008 compared to the same period of 2007. Travel and entertainment expense was reduced by approximately $165 thousand in the first nine months of 2008 from the comparable period of 2007. Also contributing to the overall reduction in general and administrative expenses in the first nine months of 2008 as compared to the same period of 2007 was a reduction of approximately $77 thousand in professional fees and an approximate $41 thousand reduction in insurance expenses.

RELATED PARTY TRANSACTIONS. Related party transaction expense consists of rent for the Company’s office space and the fees associated with outsourcing the customer service, human resources and payroll processing functions to entities controlled by theglobe’s management. Related party transactions totaled approximately $389 thousand for the first nine months of 2008 as compared to approximately $367 thousand for the first nine months of 2007.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense totaled approximately $399 thousand for the nine months ended September 30, 2008 as compared to $183 thousand for the nine months ended September 30, 2007. The $216 thousand increase is attributable mainly to intangible asset amortization expense of approximately $250 thousand recorded in the current year and related to the write-off of the remaining net book value of intangible assets which were deemed to have no future value as a result of the sale of the Company’s Tralliance business on September 29, 2008.

GAIN ON TRALLIANCE ASSET SALE. During the nine months ended September 30, 2008, the Company recorded a gain of approximately $2.5 million related to the sale of its Tralliance business on September 29, 2008.

RELATED PARTY INTEREST EXPENSE. Related party interest expense for the nine months ended September 30, 2008 was approximately $346 thousand compared to $1.5 million in the same period of 2007, a $1.2 million decrease. During the second quarter and third quarter of 2007, a total of 1.25 million of non-cash interest expense was recorded related to the beneficial conversion features of a total of $1.25 million in convertible promissory notes acquired by an entity controlled by its Chairman and Chief Executive Officer.

INTEREST INCOME (EXPENSE), NET. Net interest income of approximately $3 thousand was reported for the first nine months of 2008 compared to total net interest income of $56 thousand reported for the same period of the prior year. As a result of the Company’s net losses incurred during 2007 and 2008 the Company had a lower level of funds available for investment during the 2008 period as compared to the same period of the prior year.

INCOME TAXES. The provision for income taxes for the nine months ended September 30, 2008 consists of $45 thousand in federal alternative minimum taxes recorded and accrued as of September 30, 2008 (see Note 7, “Income Taxes” in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements for further details).

DISCONTINUED OPERATIONS

The net income from discontinued operations totaled approximately $19 thousand in the first nine months of 2008 as compared to a net loss of approximately $753 thousand during the first nine months of 2007 and is summarized as follows:

	Computer Games	VoIP Telephony Services	Total
Nine months ended September 30, 2008:
Net revenue	$21,695	$—	$21,695
Operating expenses	5,027	4,946	9,973
Other income, net	142	7,000	7,142
	$16,810	$2,054	$18,864

	Computer Games	VoIP Telephony Services	Total
Nine months ended September 30, 2007:
Net revenue	$608,415	$630	$609,045
Operating expenses	786,218	702,634	1,488,852
Other income (expense), net	34,556	92,435	126,991
	$(143,247)	$(609,569)	$(752,816)

As discussed earlier, the Company made the decision to shutdown the operation of both its computer games and VoIP telephony services lines of business in March 2007.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ITEMS

As of September 30, 2008, theglobe had approximately $45 thousand in cash and cash equivalents as compared to approximately $631 thousand as of December 31, 2007. Net cash flows used in operating activities of continuing operations totaled approximately $915 thousand and $3.2 million, for the nine months ended September 30, 2008 and 2007, respectively, or a decrease of approximately $2.3 million. Such decrease was attributable primarily to a lower net loss from continuing operations (after adjustments for the non-cash impacts attributable to the Tralliance Asset Sale in the current period and the non-cash impact related to beneficial conversion features of debt in the prior year) for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

Approximately $17 thousand in net cash flows were used in the operating activities of discontinued operations during the nine months ended September 30, 2008 as compared to a net cash flow usage of approximately $3.1 million during the same period of the prior year. Such decrease was attributable to the shutdown of the Company’s computer games and VoIP telephony services businesses in March 2007.

Net cash flows from investing activities and net cash flows from financing activities for the nine months ended September 30, 2008, included allocations of $65 thousand and $93 thousand, respectively, related to transaction costs incurred in connection with the Purchase Transaction that was consummated on September 29, 2008. Net cash flows from financing activities for the nine months ended September 30, 2008 also included proceeds of $500 thousand borrowed under a Revolving Loan Agreement with Dancing Bear Investments, Inc., an entity controlled by the Company Chairman and Chief Executive Officer. Net cash flows from financing activities for the nine months ended September 30, 2007 included proceeds of $1.25 million related to secured demand convertible notes issued to Dancing Bear Investments, Inc.

FUTURE AND CRITICAL NEED FOR CAPITAL

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. However, for the reasons described below, Company management does not believe that cash on hand and cash flow generated internally by the Company will be adequate to fund its limited overhead and other cash requirements beyond a short period of time. These reasons raise significant doubt about the Company’s ability to continue as a going concern.

During the year ended December 31, 2007 and the nine months ended September 30, 2008, the Company was able to continue operating as a going concern due principally to funding of $1.25 million received during 2007 from the sale of secured convertible demand promissory notes (the “2007 Convertible Notes”) to an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer, additional funding of $380 thousand provided from the sale of all of the Company’s rights related to its www.search.travel domain name and website to an entity also controlled by Mr. Egan in December 2007 and funding of $500 thousand received during 2008 under a Revolving Loan Agreement with an entity also controlled by Mr. Egan (See Note 4, “Debt” and Note 9, “Related Party Transactions” for further details).

At September 30, 2008, the Company had a net working capital deficit of approximately $3.1 million, inclusive of a cash and cash equivalents balance of approximately $45 thousand. Such working capital deficit included (i) a total of approximately $511 thousand in principal and accrued interest owed under the aforementioned Revolving Loan Agreement to an entity controlled by Mr. Egan, and (ii) an aggregate of approximately $2.8 million in unsecured accounts payable and accrued expenses owed to vendors and other non-related third parties (of which approximately $1.8 million relates to liabilities of our VOIP telephony service discontinued business, with a significant portion of such liabilities related to charges which have been disputed by theglobe). theglobe believes that its ability to continue as a going concern for any significant length of time in the future will be heavily dependent, among other things, on its ability to prevail and avoid making any payments with respect to such disputed vendor charges and/or to negotiate favorable settlements (including discounted payment and/or payment term concessions) with the aforementioned creditors.

As more fully discussed in Note 3, “Sale of Tralliance and Share Issuance,” on September 29, 2008, the Company closed upon an agreement whereby it (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management Company, LLC (“Tralliance Registry Management”) and (ii) issued 229 million shares of its Common Stock, (the “Shares”), to The Registry Management Company, LLC (“Registry Management”), (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6.4 million). However, the Company continues to be obligated to repay its principal borrowings totaling $500 thousand, plus accrued interest at the rate of 10% per annum, due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement. All unpaid borrowings under the Revolving Loan Agreement, including accrued interest, are due and payable by the Company in one lump sum on the earlier of (i) June 6, 2009, or (ii) the occurrence of an event of default as defined in the Revolving Loan Agreement. The Company currently has no ability to repay this loan when due. All borrowings under the Revolving Loan Agreement are secured by a pledge of all of the assets of the Company and its subsidiaries. After giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan now beneficially owns 76.68% of the Company’s issued and outstanding Common Stock.

As additional consideration under the Purchase Transaction, Tralliance Registry Management is obligated to pay an earn-out to theglobe equal to 10% (subject to certain minimums) of Tralliance Registry Management’s net revenue (as defined) derived from “.travel” names registered by Tralliance Registry Management from September 29, 2008 through May 5, 2015 (the “Earn-out”). The minimum Earn-out payable by Tralliance Registry Management to theglobe will be at least $300 thousand in the first year, increasing by $25 thousand in each subsequent year (pro-rated for the final year of the Earn-out).

In connection with the closing of the Purchase Transaction, the Company also entered into a Master Services Agreement with an entity controlled by Mr. Egan whereby for a fee of $20 thousand per month ($240 thousand per annum) such entity will provide personnel and services to the Company so as to enable it to continue its existence as a public company without the necessity of any full-time employees of its own. Additionally, commensurate with the closing of the Purchase Transaction, Termination Agreements with each of its current executive officers, which terminated their previous and then existing employment agreements, were executed. Notwithstanding the termination of these employment agreements, each of our current executive officers and directors remain as executive officers and directors of the Company.

Immediately following the closing of the Purchase Transaction, theglobe became a shell company with no material operations or assets, and no source of revenue other than under the “net revenue” earn-out arrangement with Tralliance Registry Management. It is expected that theglobe’s future operating expenses as a public shell company will consist primarily of expenses incurred under the aforementioned Master Services Agreement and other customary public company expenses, including legal, audit and other miscellaneous public company costs.

Despite the significant reductions in operating and cash flow losses expected to be realized from selling its Tralliance business, and as a result of becoming a shell company, management believes that theglobe will most likely continue to incur operating and cash flow losses for the foreseeable future. However, assuming that no significant unplanned costs are incurred, management believes that theglobe’s future losses will be limited. Further, in the event that Registry Management is successful in substantially increasing net revenue derived from “.travel” name registrations (and as the result maximizing theglobe’s earn-out revenue) in the future, theglobe’s prospects for achieving profitability will be enhanced.

It is the Company’s preference to avoid filing for protection under the U.S. Bankruptcy Code. However, based upon the Company’s current financial condition as discussed above, management believes that additional debt or equity capital will need to be raised in order for theglobe to continue to operate as a going concern. Such capital will be needed both to (i) fund expected future operating losses and (ii) repay the $500 thousand of secured debt and related accrued interest due under the Revolving Loan Agreement and a portion of the $2.8 million unsecured indebtedness (assuming theglobe is successful in favorably resolving and settling certain disputed and non-disputed vendor charges related to such unsecured indebtedness).

Without the infusion of additional capital, management does not believe the Company will have the ability to operate as a going concern for any significant length of time beyond December 31, 2008. Any such additional capital would likely come from Mr. Egan, or affiliates of Mr. Egan, as the Company currently has no access to credit facilities and has traditionally relied upon borrowings from related parties to meet short-term liquidity needs. Any such equity capital raised would likely result in very substantial dilution in the number of outstanding shares of the Company’s Common Stock. Given theglobe’s current financial condition and the state of the current United States capital markets, it has no current intent to seek to acquire, or start, any other business.

EFFECTS OF INFLATION

Management believes that inflation has not had a significant effect on our results of operations since inception.

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. At September 30, 2008 and December 31, 2007, a significant portion of our net liabilities of discontinued operations relate to charges that have been disputed by the Company and for which estimates have been required. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

Certain of our accounting policies have required higher degrees of judgment than others in their application. These include revenue recognition, valuation of receivables, valuation of intangible assets and other long-lived assets and capitalization of computer software costs. Our accounting policies and procedures related to these areas are summarized below.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting, and have determined there to be no reportable changes.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

See Note 8, "Litigation," of the Financial Statements included in this Report.

ITEM 1A. RISK FACTORS

In addition to the other information in this report and the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2007, the following factors should be carefully considered in evaluating our business and prospects.

RISKS RELATING TO OUR BUSINESS GENERALLY

WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. However, for the reasons described below, Company management does not believe that cash on hand and cash flow generated internally by the Company will be adequate to fund its limited overhead and other cash requirements beyond a short period of time. These reasons raise significant doubt about the Company’s ability to continue as a going concern.

During the year ended December 31, 2007 and the nine months ended September 30, 2008, the Company was able to continue operating as a going concern due principally to funding of $1.25 million received during 2007 from the sale of secured convertible demand promissory notes (the “2007 Convertible Notes”) to an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer, additional funding of $380 thousand provided from the sale of all of the Company’s rights related to its www.search.travel domain name and website to an entity also controlled by Mr. Egan in December 2007 and funding of $500 thousand received during 2008 under a Revolving Loan Agreement with an entity also controlled by Mr. Egan (See Note 4, “Debt” and Note 9, “Related Party Transactions” for further details).

At September 30, 2008, the Company had a net working capital deficit of approximately $3.1 million, inclusive of a cash and cash equivalents balance of approximately $45 thousand. Such working capital deficit included (i) a total of approximately $511 thousand in principal and accrued interest owed under the aforementioned Revolving Loan Agreement to an entity controlled by Mr. Egan, and (ii) an aggregate of approximately $2.8 million in unsecured accounts payable and accrued expenses owed to vendors and other non-related third parties (of which approximately $1.8 million relates to liabilities of our VOIP telephony service discontinued business, with a significant portion of such liabilities related to charges which have been disputed by theglobe). theglobe believes that its ability to continue as a going concern for any significant length of time in the future will be heavily dependent, among other things, on its ability to prevail and avoid making any payments with respect to such disputed vendor charges and/or to negotiate favorable settlements (including discounted payment and/or payment term concessions) with the aforementioned creditors.

As more fully discussed in Note 3, “Sale of Tralliance and Share Issuance,” on September 29, 2008, the Company closed upon an agreement whereby it (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management Company, LLC (“Tralliance Registry Management”) and (ii) issued 229 million shares of its Common Stock, (the “Shares”), to The Registry Management Company, LLC (“Registry Management”), (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6.4 million). However, the Company continues to be obligated to repay its principal borrowings totaling $500 thousand, plus accrued interest at the rate of 10% per annum, due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement. All unpaid borrowings under the Revolving Loan Agreement, including accrued interest, are due and payable by the Company in one lump sum on the earlier of (i) June 6, 2009, or (ii) the occurrence of an event of default as defined in the Revolving Loan Agreement. The Company currently has no ability to repay this loan when due. All borrowings under the Revolving Loan Agreement are secured by a pledge of all of the assets of the Company and its subsidiaries. After giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan now beneficially owns 76.68% of the Company’s issued and outstanding Common Stock.

As additional consideration under the Purchase Transaction, Tralliance Registry Management is obligated to pay an earn-out to theglobe equal to 10% (subject to certain minimums) of Tralliance Registry Management’s net revenue (as defined) derived from “.travel” names registered by Tralliance Registry Management from September 29, 2008 through May 5, 2015 (the “Earn-out”). The minimum Earn-out payable by Tralliance Registry Management to theglobe will be at least $300 thousand in the first year, increasing by $25 thousand in each subsequent year (pro-rated for the final year of the Earn-out).

In connection with the closing of the Purchase Transaction, the Company also entered into a Master Services Agreement with an entity controlled by Mr. Egan whereby for a fee of $20 thousand per month ($240 thousand per annum) such entity will provide personnel and services to the Company so as to enable it to continue its existence as a public company without the necessity of any full-time employees of its own. Additionally, commensurate with the closing of the Purchase Transaction, Termination Agreements with each of its current executive officers, which terminated their previous and then existing employment agreements, were executed. Notwithstanding the termination of these employment agreements, each of our current executive officers and directors remain as executive officers and directors of the Company.

Immediately following the closing of the Purchase Transaction, theglobe became a shell company with no material operations or assets, and no source of revenue other than under the “net revenue” earn-out arrangement with Tralliance Registry Management. It is expected that theglobe’s future operating expenses as a public shell company will consist primarily of expenses incurred under the aforementioned Master Services Agreement and other customary public company expenses, including legal, audit and other miscellaneous public company costs.

Despite the significant reductions in operating and cash flow losses expected to be realized from selling its Tralliance business, and as a result of becoming a shell company, management believes that theglobe will most likely continue to incur operating and cash flow losses for the foreseeable future. However, assuming that no significant unplanned costs are incurred, management believes that theglobe’s future losses will be limited. Further, in the event that Registry Management is successful in substantially increasing net revenue derived from “.travel” name registrations (and as the result maximizing theglobe’s earn-out revenue) in the future, theglobe’s prospects for achieving profitability will be enhanced.

It is the Company’s preference to avoid filing for protection under the U.S. Bankruptcy Code. However, based upon the Company’s current financial condition as discussed above, management believes that additional debt or equity capital will need to be raised in order for theglobe to continue to operate as a going concern. Such capital will be needed both to (i) fund expected future operating losses and (ii) repay the $500 thousand of secured debt and related accrued interest due under the Revolving Loan Agreement and a portion of the $2.8 million unsecured indebtedness (assuming theglobe is successful in favorably resolving and settling certain disputed and non-disputed vendor charges related to such unsecured indebtedness).

Without the infusion of additional capital, management does not believe the Company will have the ability to operate as a going concern for any significant length of time beyond December 31, 2008. Any such additional capital would likely come from Mr. Egan, or affiliates of Mr. Egan, as the Company currently has no access to credit facilities and has traditionally relied upon borrowings from related parties to meet short-term liquidity needs. Any such equity capital raised would likely result in very substantial dilution in the number of outstanding shares of the Company’s Common Stock. Given theglobe’s current financial condition and the state of the current United States capital markets, it has no current intent to seek to acquire, or start, any other business.

WE MAY NOT BE SUCCESSFUL IN SETTLING DISPUTED VENDOR CHARGES.

Our balance sheet at September 30, 2008 includes certain material estimated liabilities related to disputed vendor charges incurred primarily as the result of the failure and subsequent shutdown of our discontinued VoIP telephony services business. Although we are seeking to resolve and settle these disputed charges for amounts substantially less than recorded amounts, there can be no assurances that we will be successful in this regard. Additionally, the legal and administrative costs of resolving these disputed charges may be expensive. An adverse outcome in any of these matters could materially and adversely affect our financial position, utilize a significant portion of our cash resources and/or require additional capital to be infused into the Company, and adversely affect our ability to continue to operate as a going concern. See Note 5, “Discontinued Operations” in the Notes to Unaudited Condensed Consolidated Financial Statements for future details.

OUR NET OPERATING LOSS CARRYFORWARDS MAY BE SUBSTANTIALLY LIMITED.

As of December 31, 2007, we had net operating loss carryforwards which may be potentially available for U.S. tax purposes of approximately $ 167 million. These carryforwards expire through 2027. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Due to various significant changes in our ownership interests, as defined in the Internal Revenue Code of 1986, as amended, that occurred prior to December 31, 2007, we have substantially limited the availability of our net operating loss carryforwards. We believe that we have sufficient net operating loss carryforwards available to offset taxable income generated during the nine months ended September 30, 2008 (except for approximately $45 thousand in federal alternative minimum taxes that we believe are payable and have been accrued at September 30, 2008).

OUR OFFICERS, INCLUDING OUR CHAIRMAN AND CHIEF EXECUTIVE OFFICER AND PRESIDENT HAVE OTHER INTERESTS AND TIME COMMITMENTS; WE HAVE CONFLICTS OF INTEREST WITH OUR DIRECTORS; ALL OF OUR DIRECTORS ARE EMPLOYEES OR STOCKHOLDERS OF THE COMPANY OR AFFILIATES OF OUR LARGEST STOCKHOLDER.

Because our Chairman and Chief Executive Officer, Mr. Michael Egan, is an officer or director of other companies, we have to compete for his time. Mr. Egan became our Chief Executive Officer effective June 1, 2002. Mr. Egan is also the controlling investor of The Registry Management Company, LLC, Dancing Bear Investments, Inc., E&C Capital Partners LLLP, and E&C Capital Partners II, LLC, which are our largest stockholders. Mr. Egan is also the controlling investor of Certified Vacations Group, Inc. and Labigroup Holdings, LLC, entities which have had various ongoing business relationships with the Company. Additionally, Mr. Egan is the controlling investor of Tralliance Registry Management Company, LLC, an entity which has recently acquired our Tralliance business (see Note 3, “Sale of Tralliance and Share Issuance” in the Notes to Unaudited Condensed Consolidated Financial Statements for further details). Mr. Egan has not committed to devote any specific percentage of his business time with us. Accordingly, we compete with Mr. Egan's aforementioned other related entities for his time.

Our President, Treasurer and Chief Financial Officer and Director, Mr. Edward A. Cespedes, is also an officer, director or shareholder of other companies, including E&C Capital Partners LLLP, E&C Capital Partners II, LLC, Labigroup Holdings LLC and The Registry Management Company, LLC. Accordingly, we must compete for his time.

Our Vice President of Finance and Director, Ms. Robin Lebowitz is also an officer of Dancing Bear Investments, Inc and Certified Vacations Group, Inc. She is also an officer, director or shareholder of other companies or entities controlled by Mr. Egan and Mr. Cespedes, including The Registry Management Company, LLC.

Due to the relationships with his related entities, Mr. Egan will have an inherent conflict of interest in making any decision related to transactions between the related entities and us. Furthermore, the Company's Board of Directors presently is comprised entirely of individuals which are executive officers of theglobe, and therefore are not "independent." We intend to review related party transactions in the future on a case-by-case basis.

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

We cannot assure you that we will be able to adequately remediate the material weaknesses that we have identified as of December 31, 2007. However, the existence of the “material weaknesses” identified at December 31, 2007 related solely to internal control deficiencies within our Tralliance Corporation subsidiary. The sale of our Tralliance business to Tralliance Registry Management (as discussed in Note 3, “Sale of Tralliance and Share Issuance” in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements) may impact our evaluation and assessment of internal control over financial reporting as of December 31, 2008. Additionally, we cannot assure you that other material weaknesses will not be identified by either management or independent public accountants in the future. Our failure to remediate our existing material weaknesses, or to adequately protect against the occurrence of additional material weaknesses, could result in material misstatements of our financial statement, subject the Company to regulatory scrutiny and/or cause investors to lose confidence in our reported financial information. Such failure could also adversely affect the Company’s operating results or cause the Company to fail to meet its reporting obligations.

WE CURRENTLY HAVE NO BUSINESS OPERATIONS AND ARE A SHELL COMPANY

Immediately following the closing of the Purchase Transaction, theglobe became a shell company with no material operations or assets, and no source of revenue other than under the “net revenue” earn-out arrangement with Tralliance Registry Management. It is expected that theglobe’s future operating expenses as a public shell company will consist primarily of expenses incurred under the aforementioned Master Services Agreement and other customary public company expenses, including legal, audit and other miscellaneous public company costs. Given theglobe’s current financial condition and the state of the current United States capital markets, the Company has no current intent to seek to acquire, or start, any other business.

RISKS RELATING TO OUR COMMON STOCK

WE ARE CONTROLLED BY OUR CHAIRMAN.

On September 29, 2008, in connection with the closing of the Purchase Transaction more fully described in Note 3, “Sale of Tralliance and Share Issuance,” in the accompanying Unaudited Condensed Consolidated Financial Statements, the Company issued 229 million shares of its Common Stock to Registry Management, an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer. Previously on June 10, 2008, Dancing Bear Investments, Inc., also an entity controlled by Mr. Egan, converted an aggregate of $400 thousand of outstanding convertible secured promissory notes due to them by the Company into 40 million shares of our Common Stock. As a result of the issuance of the 269 million shares under the transactions described above, Mr. Egan’s beneficial ownership has been increased to 76.68% of the Company’s issued and outstanding Common Stock. Accordingly, Mr. Egan is now in a position to control the vote on all corporate actions in the future.

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

RISK FACTORS RELATING TO THE PURCHASE TRANSACTION AND THE DISPOSITION OF THE TRALLIANCE BUSINESS

THE ANTICIPATED BENEFITS OF THE PURCHASE TRANSACTION MAY NOT BE REALIZED; WE WILL CONTINUE TO HAVE A NEED FOR CAPITAL.

As a result of the closing of the Purchase Transaction, the Company has been relieved of over $6.4 million of obligations under convertible secured demand promissory notes and unsecured accounts payables. Additionally, the Company will receive an Earn-out equal to 10% (subject to certain minimums) of Tralliance Registry Management’s “net revenue” (as defined) derived from “.travel” names registeted by Tralliance Registry Management from September 29, 2008 through May 5, 2015. The minimum Earn-out payable by Tralliance Registry Management to theglobe will be at least $300 thousand in the first year, increasing by $25 thousand in each subsequent year (pro-rated for the final year of the Earn-out).

However, notwithstanding the fact that the Company’s total liabilities have been significantly reduced as a result of the consummation of the Purchase Transaction, the Company’s remaining liabilities and obligations are expected to significantly exceed its assets for the foreseeable future. Additionally, although the consummation of the Purchase Transaction is expected to significantly reduce our future losses, we expect to continue to incur operating and cash flow losses for the foreseeable future, and be dependent upon our ability to raise equity or borrow funds in order to remain in business. There can be no assurance that the Company will be successful in raising equity or borrowing funds in order to continue as a going concern. Further, as a result of the sale of its Tralliance business, the Company will no longer have any active business operations and will be a shell company with no ability to generate future revenue or profits other than through the Earn-out arrangement with Tralliance Registry Management.

AS A RESULT OF THE CLOSING OF THE PURCHASE AGREEMENT, WE ARE A SHELL COMPANY AND ARE SUBJECT TO MORE STRINGENT REPORTING REQUIREMENTS AND CERTAIN RULE 144 RESTRICTIONS.

As a result of the consummation of the Purchase Transaction, we have no or nominal operations and assets, and pursuant to Rule 405 and Exchange Act Rule 12b-2, we will be a shell company. Applicable securities rules prohibit shell companies from using a Form S-8 to register securities pursuant to employee compensation plans. However, the rules do not prevent us from registering securities pursuant to the registration statements. Additionally, Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company. To the extent we acquire a business in the future, we must file a current report on Form 8-K containing the information required in a registration statement on Form 10, within four business days following completion of the transaction together with financial information of the private operating company. In order to assist the SEC in the identification of shell companies, we will also be required to check a box on Form 10-Q and Form 10-K indicating that we are a shell company. To the extent that we are required to comply with additional disclosure because we are a shell company, we may be delayed in executing any mergers or acquiring other assets that would cause us to cease being a shell company. In addition, the SEC adopted amendments to Rule 144 effective February 15, 2008, which do not allow a holder of restricted securities of a “shell company” to resell their securities pursuant to Rule 144. Preclusion from any prospective purchase using the exemptions from registration afforded by Rule 144 may make it more difficult for us to sell equity securities in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered Sales of Equity Securities.

The registrant previously reported two separate sales of unregistered equity securities that were made during the nine months ended September 30, 2008. The registrant reported the conversion of $400,000 in principal amount of secured demand convertible notes into an aggregate of 40,000,000 shares of theglobe Common Stock by Dancing Bear Investments, Inc. on June 10, 2008 in its Report on Form 8-K filed on June 13, 2008. The registrant also reported the issuance of 229,000,000 shares of theglobe Common Stock to the Registry Management Company, LLC in connection with the closing of the Purchase Agreement dated June 10, 2008 by and between theglobe, its subsidiary, Tralliance Corporation and The Registry Management Company, LLC (the “Purchase Agreement”) in its Report on Form 8-K filed on October 3, 2008.

(b) Use of Proceeds From Sales of Registered Securities.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 12, 2008 and July 9, 2008, the holders of more than a majority of the outstanding shares of theglobe Common Stock acted by written consent without a meeting of stockholders, to adopt the Purchase Agreement described in Item 2. above and approve the transactions contemplated thereby in accordance with Section 228 of Delaware Law. The actions by written consent were previously reported by the registrant in its Reports on Form 8-K filed on June 13, 2008 and July 15, 2008, respectively. Reference is made to such Reports for further information relating to the vote of such holders.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Letter of Intent Agreement dated as of February 1, 2008 by and between The Registry Management Company, LLC, Tralliance Corporation and theglobe.com, inc. (1).

10.2	Revolving Loan Agreement dated as of June 6, 2008 by and between theglobe.com, inc. and Dancing Bear Investments, Inc. (2).

10.3	$500,000 Promissory Note dated June 6, 2008 (2).

10.4	Unconditional Guaranty Agreement dated June 6, 2008 (2).

10.5	Security Agreement dated June 6, 2008 (2).

10.6	Purchase Agreement dated as of June 10, 2008 by and between theglobe.com, inc., Tralliance Corporation and The Registry Management Company, LLC (3).

10.7	Earn-out Agreement dated September 29, 2008 by and between theglobe.com, inc. and Tralliance Registry Management Company, LLC (4)

10.8	Management Services Agreement dated September 29, 2008 with Dancing Bear Investments, Inc. (4)

10.9	Termination Agreement dated September 29, 2008 with Michael S. Egan (4)

10.10	Termination Agreement dated September 29, 2008 with Edward A. Cespedes (4)

10.11	Termination Agreement dated September 29, 2008 with Robin Segaul-Lebowitz (4)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference from our Form 8-K filed on February 7, 2008.

(2) Incorporated by reference from our Form 8-K filed on June 11, 2008.

(3) Incorporated by reference from our Form 8-K filed on June 13, 2008.

(4) Incorporated by reference from our Form 8-K filed on October 3, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

theglobe.com, inc.

Dated : November 14, 2008	By:	/s/ Michael S. Egan
Michael S. Egan Chief Executive Officer (Principal Executive Officer)

By:	/s/ Edward A. Cespedes
Edward A. Cespedes President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

10.1	Letter of Intent Agreement dated as of February 1, 2008 by and between The Registry Management Company, LLC, Tralliance Corporation and theglobe.com, inc. (1).

10.2	Revolving Loan Agreement dated as of June 6, 2008 by and between theglobe.com, inc. and Dancing Bear Investments, Inc. (2).

10.3	$500,000 Promissory Note dated June 6, 2008 (2).

10.4	Unconditional Guaranty Agreement dated June 6, 2008 (2).

10.5	Security Agreement dated June 6, 2008 (2).

10.6	Purchase Agreement dated as of June 10, 2008 by and between theglobe.com, inc., Tralliance Corporation and The Registry Management Company, LLC (3).

10.7	Earn-out Agreement dated September 29, 2008 by and between theglobe.com, inc. and Tralliance Registry Management Company, LLC (4)

10.8	Management Services Agreement dated September 29, 2008 with Dancing Bear Investments, Inc. (4)

10.9	Termination Agreement dated September 29, 2008 with Michael S. Egan (4)

10.10	Termination Agreement dated September 29, 2008 with Edward A. Cespedes (4)

10.11	Termination Agreement dated September 29, 2008 with Robin Segaul-Lebowitz (4)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference from our Form 8-K filed on February 7, 2008.

(2) Incorporated by reference from our Form 8-K filed on June 11, 2008.

(3) Incorporated by reference from our Form 8-K filed on June 13, 2008.

(4) Incorporated by reference from our Form 8-K filed on October 3, 2008.