Form 10-K
period 2008-12-31
THEGLOBE COM INC
filed 2009-03-27
CIK 1066684

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008

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
☐ Yes  ☒ No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (do not check if a smaller reporting company ) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☒  Yes  ☐ No

Aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of the close of business as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2008: $1,066,000.*

*Includes voting stock held by third parties, which may be deemed to be beneficially owned by affiliates, but for which such affiliates have disclaimed beneficial ownership.

The number of shares outstanding of the Registrant's Common Stock, $.001 par value (the "Common Stock") as of March 13, 2009 was 441,484,838.

theglobe.com, inc.

FORM 10-K

TABLE OF CONTENTS

i

FORWARD LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology, such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "intend," "potential" or "continue" or the negative of such terms or other comparable terminology, although not all forward-looking statements contain such terms. In addition, these forward-looking statements include, but are not limited to, statements regarding:

•	the outcome of pending litigation;

•	our ability to negotiate favorable settlements with unsecured creditors;

•	our ability to successfully resolve disputed liabilities;

•	our estimates or expectations of continued losses;

•	our expectations regarding future income (and in particular, income from an earn-out due from affiliate) and expenses;

•	our ability to raise sufficient capital; and

•	our ability to continue to operate as a going concern.

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

PART I
ITEM 1. BUSINESS
DESCRIPTION OF BUSINESS

As more fully discussed in the section below entitled “Sale of Tralliance and Share Issuance,” on September 29, 2008, theglobe.com, inc. (the “Company” or “theglobe”) consummated the sale of the business and substantially all of the assets of its Tralliance Corporation subsidiary (“Tralliance”) to Tralliance Registry Management Company, LLC (“Tralliance Registry Management”), an entity controlled by Michael S. Egan, the Company’s Chairman and Chief Executive Officer.  As a result of and on the effective date of the sale of its Tralliance business, which was theglobe’s last remaining operating business, theglobe became a “shell company,” as that term is defined in Rule 12b-2 of the Exchange Act, with no material operations or assets.  At the present time, theglobe has no plans to acquire or start-up any new businesses.

As part of the consideration for the sale of its Tralliance business, theglobe received earn-out rights from Tralliance Registry Management (as described below, the “Earn-Out”), which will constitute the only source of future revenue for theglobe as a shell company.  It is expected that theglobe’s future operating expenses as a shell company will consist of customary public company expenses, including accounting, financial reporting, legal, audit and other related public company costs.

As of December 31, 2008, as reflected in our accompanying Consolidated Balance Sheet, our current liabilities significantly exceed our total assets.  Additionally, we received a report from our independent registered public accountants, relating to our December 31, 2008 audited financial statements, containing an explanatory paragraph regarding our ability to continue as a going concern.

It is the Company’s preference to avoid filing for protection under the U.S. Bankruptcy Code.  However, unless the Company is successful in restructuring or settling its current liabilities and/or raising additional debt or equity securities, it may not be able to continue to operate as a going concern for any significant length of time in the future.  Notwithstanding the above, theglobe currently intends to continue as a public company and make all the requisite filings under the Securities and Exchange Act of 1934.

SALE OF TRALLIANCE AND SHARE ISSUANCE

On September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management and (ii) issued 229 million of its Common Stock (the “Shares”) to The Registry Management Company, LLC (“Registry Management”), (the “Purchase Transaction”).  Tralliance Registry Management and Registry Management are entities directly or indirectly controlled by Michael S. Egan, our Chairman and Chief Executive Officer and principal stockholder, and each of our two remaining executive officers and Board members, Edward A. Cespedes, our President, and Robin Segaul Lebowitz, our Vice President of Finance, own a minority interest in Registry Management.  After giving effect to the closing of the Purchase Transaction, and the issuance of the Shares thereunder, Mr. Egan now beneficially owns approximately 77% of the Company’s issued and outstanding Common Stock.

In connection with the Purchase Transaction, the Company received (i) consideration totaling approximately $6.4 million which consisted of the surrender to theglobe and satisfaction of secured demand convertible promissory notes issued by theglobe and held by Registry Management in the aggregate principal amount of $4.25 million, together with all accrued and unpaid interest of approximately $1.3 million through the date of closing of the Purchase Transaction and satisfaction of approximately $870 thousand in outstanding rent and miscellaneous fees due and unpaid to the Registry Management through the date of closing of the Purchase Transaction, and (ii) an earn-out equal to 10% (subject to certain minimums) of Tralliance Registry Management’s “net revenue” (as defined) derived from “.travel” names registered by Tralliance Registry Management from September 29, 2008 through May 15, 2015 (the “Earn-out”).  The minimum Earn-out payable by Tralliance Registry Management to theglobe will be at least $300 thousand in the first year of the Earn-out Agreement, increasing by $25 thousand each subsequent year (pro-rated for the final year of the Earn-out).

Commensurate with the closing of the Purchase Transaction on September 29, 2008, the Company also entered into Termination Agreements with each of its executive officers (each a “Termination Agreement”).  Pursuant to the Termination Agreements, the Company’s employment agreements with each of Michael S. Egan, Edward A. Cespedes and Robin Segaul Lebowitz, the Chief Executive Officer, President and Vice President of Finance, all dated August 1, 2003, respectively, were terminated.  Notwithstanding the termination of these employment agreements, each of Messrs. Egan, Cespedes and Ms. Lebowitz remains as an officer and director of the Company.

In connection with the closing of the Purchase Transaction, the Company entered into a Master Services Agreement (“Services Agreement”) with Dancing Bear Investments, Inc. (“Dancing Bear”), an entity which is controlled by Mr. Egan.  Under the terms of the Services Agreement, for a fee of $20 thousand per month ($240 thousand per annum), Dancing Bear will provide personnel and services to the Company so as to enable it to continue its existence as a public company without the necessity of any full-time employees of its own (after an initial transition period that ended December 31, 2008).  The Services Agreement has an initial term of one year and is subject to renewal or early termination under certain events.  Services under the Services Agreement include, without limitation, accounting, assistance with financial reporting, accounts payable, treasury/financial planning, record retention and secretarial and investor relations functions.

OUR FORMER INTERNET SERVICES BUSINESS

On May 9, 2005, we exercised a purchase option and acquired all of the outstanding capital stock of Tralliance.  From the date of acquisition until the sale of the Tralliance business to Tralliance Registry Management on September 29, 2008, theglobe operated Tralliance as its Internet Services line of business.  The following discussion of the Tralliance business and its contractual relationships relates to the period prior to such sale.

Tralliance was incorporated in 2002 to develop products and services to enhance online commerce between consumers and the travel and tourism industries, including administration of the “.travel” top-level domain.  On May 5, 2005, the Internet Corporation for Assigned Names and Numbers (“ICANN”) and Tralliance entered into a contract whereby Tralliance was designated as the exclusive registry for the “.travel” top-level domain (the “Registry”) for an initial period of ten years.  Renewal of the ICANN contract beyond the initial ten year term was then conditioned upon the negotiation of renewal terms reasonably acceptable to ICANN.  Additionally, ICANN had the right to immediately terminate the contract in the event of a material and fundamental breach of the contract by the Registry and failure to cure such breach within thirty days of notice.

The establishment of the “.travel” top-level domain enables businesses, organizations, governmental agencies and other enterprises that operate within the travel and tourism industry to establish a unique Internet domain name from which to communicate and conduct commerce.  An Internet domain name is made up of a top-level domain and a second-level domain.  For example, in the domain name “companyX.travel”, “companyX” is the second-level domain and “.travel” is the top-level domain.  The Registry for the “.travel” top-level domain is responsible for maintaining the master database of all second-level “.travel” domain names and their corresponding Internet Protocol (“IP”) addresses.

To facilitate the “.travel” domain name registration process, the Registry entered into contracts with a number of registrars.  The registrars act as intermediaries between the Registry and customers (referred to as registrants) seeking to register “.travel” domain names.  The registrars handle the billing and collection of registration fees, customer service and technical management of the registration database.  Registrants can register “.travel” domain names for terms of one year (minimum) up to 10 years (maximum).  For standard name registration transactions, registrars retain a portion of the registration fee collected by them as their compensation and remit the remainder, then $80 per domain name per year, of the registration fee to the Registry.

In order to register a “.travel” domain name, a registrant must first be verified as being eligible (“authenticated”) by virtue of being a valid participant in the travel industry.  Additionally, eligibility data is required to be updated and reviewed annually, subsequent to initial registration.  Once authenticated, a registrant is only permitted to register “.travel” domain names that are associated with the registrant’s business or organization.  The Registry entered into contracts with a number of travel associations and other independent organizations (“authentication providers”) whereby, in consideration for the payment of fixed and/or variable fees, all required authentication procedures were performed by such authentication providers.  The Registry had also outsourced various other registry operations, database maintenance and policy formulation functions to certain other independent businesses or organizations in consideration for the payment of certain fixed and/or variable fees.

Commensurate with the closing of the sale of the Tralliance business to Tralliance Registry Management on September 29, 2008, all existing contracts relevant to the operation of the “.travel” registry, including the ICANN contract and contracts with entities who perform registry operations, authentication and registrar functions, were assigned by Tralliance to Tralliance Registry Management.  As discussed earlier in this Report, subsequent to the sale of its Tralliance business, the Company’s sole interest in the “.travel” registry relates to the Earn-out payable from Tralliance Registry Management to the Company based upon net revenues derived from “.travel” names registered by Tralliance Registry Management from September 29, 2008 through May 5, 2015.

OUR DISCONTINUED OPERATIONS

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

From 2001 through 2006, based upon a trend of decreasing net revenue, the profitability of our Computer Games business also decreased.  Also, due in part to unsuccessful attempts to diversify and expand its business beyond games and into other areas of the entertainment industry, the Computer Games business incurred significant operating losses during 2004, 2005 and 2006.

In March 2007, management and the Board of Directors of the Company made the decision to cease all activities related to its Computer Games businesses, including discontinuing the operations of its magazine publications, game distribution business and related websites.  The Company’s decision to shutdown its Computer Games businesses was based primarily on the historical losses sustained by these businesses during 2004 through 2006 and management’s expectations of continued future losses.  As of December 31, 2008, all significant elements of its computer games business shutdown plan have been completed by the Company, except for the resolution and payment of remaining outstanding accounts payable, aggregating approximately $40 thousand at December 31, 2008.

VOIP TELEPHONY SERVICES BUSINESS

In November 2002 and May 2003, the Company acquired certain Voice over Internet Protocol (“VoIP”) assets and businesses and entered the VoIP telephony market place.  During the third quarter of 2003, the Company launched its first suite of consumer and business level VoIP services.  The Company launched its browser-based VoIP product during the first quarter of 2004.  These services allowed customers to communicate using VoIP technology for dramatically reduced pricing compared to traditional telephony networks.  The services also offered traditional telephony features such as voicemail, caller ID, call forwarding, and call waiting for no additional cost to the customer, as well as incremental services that were not then supported by the public switched telephone network (“PSTN”) like the ability to use numbers remotely and voicemail to email services.

From the initial launch of its VoIP services in 2003 through 2005, the Company continued to expand its VoIP network, which was comprised of switching hardware and software, services, billing and inventory systems, and telecommunication carrier contractual relationships.  During this same period of time, the Company attempted to market and distribute its VoIP retail products through various direct and indirect sales channels.  None of the marketing and sales programs implemented during these years were successful in generating a significant number of customers or revenue.  As a result, the capacity of the Company’s VoIP network greatly exceeded its usage, and the VoIP telephony services business incurred substantial operating losses during this time period.  During 2006, the Company developed and implemented a plan to reconfigure, phase out and eliminate certain components of its VoIP network in order to reduce network excess capacity and operating costs.

In March 2007, management and the Board of Directors decided to discontinue the operating, research and development activities of its VoIP telephony services business and terminate all of the remaining employees of the business.  On April 2, 2007, theglobe agreed to transfer to Michael S. Egan all of its VoIP intellectual property in consideration for his agreement to provide certain security and credit enhancements in connection with the MySpace litigation Settlement Agreement (See Note 11, “Litigation,” in the accompanying Notes to Consolidated Financial Statements for further discussion).  The Company had previously written off the value of the VoIP intellectual property as a result of its evaluation of the VoIP telephony services business’ long-lived assets in connection with the preparation of the Company’s 2004 year-end consolidated financial statements.  The Company’s decision to discontinue the operations of its VoIP telephony services business was based primarily on the historical losses sustained by the business during 2003 through 2006, management’s expectations of continued losses for the foreseeable future and estimates of the amount of capital required to attempt to successfully monetize its business.  As of December 31, 2008, all significant elements of its VoIP telephony services business shutdown plan have been completed by the Company, except for the resolution of certain vendor disputes and the payment of remaining outstanding vendor payables, aggregating approximately $1.8 million at December 31, 2008.

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

EMPLOYEES

As of March 13, 2009, we had no employees other than our executive officers.  Each of our executive officers are officers or directors of other companies, certain of which have ongoing business relationships with the Company.  Our executive officers currently devote very limited time to our business and receive no compensation from us.

The business of the Company is currently managed by Dancing Bear Investments, Inc., an entity which is controlled by our Chairman and Chief Executive Officer, under a Master Services Agreement entered into on September 29, 2008.  Services under the Master Services Agreement include, without limitation, assistance with accounting, financial reporting, treasury/financial planning, record retention and secretarial and investor relations functions.

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

During the years ended December 31, 2007 and 2008, the Company was able to continue operating as a going concern due principally to funding of $1.25 million received during 2007 from the sale of secured convertible demand promissory notes (the “2007 Convertible Notes”) to an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer, additional funding of $380 thousand provided from the sale of all of the Company’s rights related to its www.search.travel domain name and website to an entity also controlled by Mr. Egan in December 2007 and funding of $500 thousand received during 2008 under a Revolving Loan Agreement with an entity also controlled by Mr. Egan (See Note 8, “Debt” and Note 12, “Related Party Transactions” in the accompanying Notes to Consolidated Financial Statements for further details).

At December 31, 2008, the Company had a net working capital deficit of approximately $3.0 million, inclusive of a cash and cash equivalents balance of approximately $90 thousand. Such working capital deficit included (i) a total of approximately $523 thousand in principal and accrued interest owed under the aforementioned Revolving Loan Agreement to an entity controlled by Mr. Egan, and (ii) an aggregate of approximately $2.7 million in unsecured accounts payable and accrued expenses owed to vendors and other non-related third parties (of which approximately $1.8 million relates to liabilities of our VoIP telephony service discontinued business, with a significant portion of such liabilities related to charges which have been disputed by theglobe). theglobe believes that its ability to continue as a going concern for any significant length of time in the future will be heavily dependent, among other things, on its ability to prevail and avoid making any payments with respect to such disputed vendor charges and/or to negotiate favorable settlements (including discounted payment and/or payment term concessions) with the aforementioned creditors.

As more fully discussed in Note 3, “Sale of Tralliance and Share Issuance” in the accompanying Notes to Consolidated Financial Statements, on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229 million shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6.4 million). However, the Company continues to be obligated to repay its principal borrowings totaling $500 thousand, plus accrued interest at the rate of 10% per annum, due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement. All unpaid borrowings under the Revolving Loan Agreement, including accrued interest, are due and payable by the Company in one lump sum on the earlier of (i) June 6, 2009, or (ii) the occurrence of an event of default as defined in the Revolving Loan Agreement. The Company currently has no ability to repay this loan when due. All borrowings under the Revolving Loan Agreement are secured by a pledge of all of the assets of the Company and its subsidiaries. After giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan now beneficially owns approximately 77% of the Company’s issued and outstanding Common Stock.

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

Immediately following the closing of the Purchase Transaction, theglobe became a shell company with no material operations or assets, and no source of revenue other than under the Earn-out. It is expected that theglobe’s future operating expenses as a public shell company will consist primarily of expenses incurred under the aforementioned Master Services Agreement and other customary public company expenses, including legal, audit and other miscellaneous public company costs.

Despite the significant reductions in operating and cash flow losses expected to be realized from selling its Tralliance business, and as a result of becoming a shell company, management believes that theglobe will most likely continue to incur operating and cash flow losses for the foreseeable future. However, assuming that no significant unplanned costs are incurred, management believes that theglobe’s future losses will be limited. Further, in the event that Registry Management is successful in substantially increasing the net revenue derived from “.travel” name registrations (and as the result maximizing theglobe’s Earn-out revenue) in the future, theglobe’s prospects for achieving profitability will be enhanced.

It is the Company’s preference to avoid filing for protection under the U.S. Bankruptcy Code. However, based upon the Company’s current financial condition as discussed above, management believes that additional debt or equity capital will need to be raised in order for theglobe to continue to operate as a going concern. Such capital will be needed both to (i) fund expected future operating losses and (ii) repay the $500 thousand of secured debt and related accrued interest due under the Revolving Loan Agreement and a portion of the $2.7 million unsecured indebtedness (assuming theglobe is successful in favorably resolving and settling certain disputed and non-disputed vendor charges related to such unsecured indebtedness).

Without the infusion of additional capital and/or the continued indulgence of its creditors, management does not believe the Company will have the ability to operate as a going concern for any significant length of time beyond March 31, 2009. Any such additional capital would likely come from Mr. Egan, or affiliates of Mr. Egan, as the Company currently has no access to credit facilities and has traditionally relied upon borrowings from related parties to meet short-term liquidity needs. Any such equity capital raised would likely result in very substantial dilution in the number of outstanding shares of the Company’s Common Stock. Given theglobe’s current financial condition and the state of the current United States capital markets and economy, it has no current intent to seek to acquire, or start, any other business.

WE MAY NOT BE SUCCESSFUL IN SETTLING DISPUTED VENDOR CHARGES.

Our balance sheet at December 31, 2008 includes certain material estimated liabilities related to disputed vendor charges incurred primarily as the result of the failure and subsequent shutdown of our discontinued VoIP telephony services business. Although we are seeking to resolve and settle these disputed charges for amounts substantially less than recorded amounts, there can be no assurances that we will be successful in this regard. Additionally, the legal and administrative costs of resolving these disputed charges may be expensive. An adverse outcome in any of these matters could materially and adversely affect our financial position, utilize a significant portion of our cash resources and/or require additional capital to be infused into the Company, and adversely affect our ability to continue to operate as a going concern. See Note 4, “Discontinued Operations” in the Notes to Consolidated Financial Statements for future details.

OUR NET OPERATING LOSS CARRYFORWARDS MAY BE SUBSTANTIALLY LIMITED.

As of December 31, 2008, we had net operating loss carryforwards which may be potentially available for U.S. tax purposes of approximately $166 million. These carryforwards expire through 2028. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Due to various significant changes in our ownership interests, as defined in the Internal Revenue Code of 1986, as amended, that occurred prior to December 31, 2008, we have substantially limited the availability of our net operating loss carryforwards. We believe that we have sufficient net operating loss carryforwards available to offset taxable income generated during the year ended December, 2008 (except for approximately $15 thousand in federal alternative minimum taxes that we believe are payable and have been accrued at December 31, 2008).

OUR OFFICERS, INCLUDING OUR CHAIRMAN AND CHIEF EXECUTIVE OFFICER AND PRESIDENT HAVE OTHER INTERESTS; WE HAVE CONFLICTS OF INTEREST WITH OUR DIRECTORS; ALL OF OUR DIRECTORS ARE EMPLOYEES OR STOCKHOLDERS OF THE COMPANY OR AFFILIATES OF OUR LARGEST STOCKHOLDER.

Our Chairman and Chief Executive Officer, Mr. Michael Egan, is an officer or director of other companies. Mr. Egan became our Chief Executive Officer effective June 1, 2002. Mr. Egan is also the controlling investor of The Registry Management Company, LLC, Dancing Bear Investments, Inc., E&C Capital Partners LLLP, and E&C Capital Partners II, LLC, which are our largest stockholders. Mr. Egan is also the controlling investor of Certified Vacations Group, Inc. and Labigroup Holdings, LLC, entities which have had various ongoing business relationships with the Company. Additionally, Mr. Egan is the controlling investor of Tralliance Registry Management Company, LLC, an entity which has recently acquired our Tralliance business (see Note 3, “Sale of Tralliance and Share Issuance” in the Notes to Consolidated Financial Statements for further details).

Our President, Treasurer and Chief Financial Officer and Director, Mr. Edward A. Cespedes, is also an officer, director or shareholder of other companies, including E&C Capital Partners LLLP, E&C Capital Partners II, LLC, Labigroup Holdings LLC and The Registry Management Company, LLC. Accordingly, we must compete for his time.

Our Vice President of Finance and Director, Ms. Robin Lebowitz is also an officer of Dancing Bear Investments, Inc and director of Certified Vacations Group, Inc. She is also an officer, director or shareholder of other companies or entities controlled by Mr. Egan and Mr. Cespedes, including The Registry Management Company, LLC.

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

WE CURRENTLY HAVE NO BUSINESS OPERATIONS AND ARE A SHELL COMPANY.

Immediately following the closing of the Purchase Transaction, theglobe became a shell company with no material operations or assets, and no source of revenue other than under the “net revenue” earn-out arrangement with Tralliance Registry Management. It is expected that theglobe’s future operating expenses as a public shell company will consist primarily of expenses incurred under the aforementioned Master Services Agreement and other customary public company expenses, including legal, audit and other miscellaneous public company costs. Given theglobe’s current financial condition and the state of the current United States capital markets and economy, the Company has no current intent to seek to acquire, or start, any other business.

RISKS RELATING TO OUR COMMON STOCK

WE ARE CONTROLLED BY OUR CHAIRMAN.

On September 29, 2008, in connection with the closing of the Purchase Transaction more fully described in Note 3, “Sale of Tralliance and Share Issuance,” in the accompanying Notes to Consolidated Financial Statements, the Company issued 229 million shares of its Common Stock to Registry Management, an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer. Previously on June 10, 2008, Dancing Bear Investments, Inc., also an entity controlled by Mr. Egan, converted an aggregate of $400 thousand of outstanding convertible secured promissory notes due to them by the Company into 40 million shares of our Common Stock. As a result of the issuance of the 269 million shares under the transactions described above, Mr. Egan’s beneficial ownership has been increased to approximately 77% of the Company’s issued and outstanding Common Stock. Accordingly, Mr. Egan is now in a position to control the vote on all corporate actions in the future.

DELISTING OF OUR COMMON STOCK MAKES IT MORE DIFFICULT FOR INVESTORS TO SELL SHARES.

The shares of our Common Stock were delisted from the NASDAQ national market in April 2001 and are now traded in the over-the-counter market on what is commonly referred to as the electronic bulletin board or "OTCBB." As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of the securities. The delisting has made trading our shares more difficult for investors. It has also made it more difficult for us to raise additional capital. We may also incur additional costs under state blue-sky laws if we sell equity due to our delisting.

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

As a result of the consummation of the Purchase Transaction, we have no or nominal operations and assets, and pursuant to Rule 405 and Exchange Act Rule 12b-2, we are a shell company. Applicable securities rules prohibit shell companies from using a Form S-8 to register securities pursuant to employee compensation plans. However, the rules do not prevent us from registering securities pursuant to certain other registration statements. Additionally, Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company. To the extent we acquire a business in the future, we must file a current report on Form 8-K containing the information required in a registration statement on Form 10, within four business days following completion of the transaction together with financial information of the private operating company. In order to assist the SEC in the identification of shell companies, we will also be required to check a box on Form 10-Q and Form 10-K indicating that we are a shell company. To the extent that we are required to comply with additional disclosure because we are a shell company, we may be delayed in executing any mergers or acquiring other assets that would cause us to cease being a shell company. In addition, the SEC adopted amendments to Rule 144 effective February 15, 2008, which do not allow a holder of restricted securities of a “shell company” to resell their securities pursuant to Rule 144. Preclusion from any prospective purchase using the exemptions from registration afforded by Rule 144 may make it more difficult for us to sell equity securities in the future.

RISK FACTORS RELATING TO THE PURCHASE TRANSACTION AND THE DISPOSITION OF THE TRALLIANCE BUSINESS

THE ANTICIPATED BENEFITS OF THE PURCHASE TRANSACTION MAY NOT BE REALIZED; WE WILL CONTINUE TO HAVE A NEED FOR CAPITAL.

As a result of the closing of the Purchase Transaction, the Company has been relieved of over $6.4 million of obligations under convertible secured demand promissory notes and unsecured accounts payables. Additionally, the Company received Earn-out rights equal to 10% (subject to certain minimums) of Tralliance Registry Management’s “net revenue” (as defined) derived from “.travel” names registeted by Tralliance Registry Management from September 29, 2008 through May 5, 2015. The minimum Earn-out payable by Tralliance Registry Management to theglobe will be at least $300 thousand in the first year, increasing by $25 thousand in each subsequent year (pro-rated for the final year of the Earn-out).

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company does not own or lease any property.  We currently use the offices of Dancing Bear Investments, Inc., an entity controlled by our Chairman, at no cost to us except for amounts included within the management services fees charged to us by Dancing Bear Investments, Inc. under the Master Services Agreement entered into on September 29, 2008.

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

The parties in the approximately 300 coordinated class actions, including theglobe.com, the underwriter defendants in the theglobe.com class action, and the plaintiff class in the theglobe.com class action, have reached an agreement in principle under which the insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including theglobe.com.  The settlement is subject to approval by the parties, termination by the parties under certain circumstances, and Court approval.  There is no assurance that the settlement will be concluded or that the Court will approve the settlement.

Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter.   If the settlement is not concluded or approved and the Company is found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than the Company’s insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

The Company is currently a party to certain other claims and disputes arising in the ordinary course of business, including certain disputes related to vendor charges incurred primarily as the result of the failure and subsequent shutdown of its discontinued VoIP telephony services business. The Company believes that it has recorded adequate accruals on its balance sheet to cover such disputed charges and is seeking to resolve and settle such disputed charges for amounts substantially less than recorded amounts. An adverse outcome in any of these matters, however, could materially and adversely effect our financial position, utilize a significant portion of our cash resources and adversely affect our ability our ability to continue as a going concern (see Note 4, “Discontinued Operations” in the accompanying Notes to Consolidated Financial Statements).

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

	2008		2007
	High	Low	High	Low
Fourth Quarter	$0.02	$0.01	$0.03	$0.01
Third Quarter	$0.03	$0.01	$0.05	$0.02
Second Quarter	$0.03	$0.01	$0.05	$0.03
First Quarter	$0.03	$0.01	$0.10	$0.03

 HOLDERS OF COMMON STOCK

We had approximately 668 holders of record of Common Stock as of March 13, 2009. This does not reflect persons or entities that hold Common Stock in nominee or "street" name through various brokerage firms.

DIVIDENDS

We have not paid any cash dividends on our Common Stock since our inception and do not intend to pay dividends in the foreseeable future. Our board of directors will determine if we pay any future dividends.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS AS OF DECEMBER 31, 2008

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation plans approved by security holders	7,923,660	$.52	3,995,560

Equity Compensation plans not approved by security holders	7,040,000	$.10	4,025,141

Total	14,963,660	$.33	8,020,701

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

•
In September 2003, the Company established the 2003 Sales Representative Stock Option Plan (the “2003 Plan”) and in August 2004 the Company established the 2004 Stock Incentive Plan (the “2004 Plan”).  See Note 9, “Stock Option Plans” in the accompanying Notes to Consolidated Financial Statements for a description of the material features of the 2003 and 2004 Plans.

STOCK PERFORMANCE GRAPH

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we have elected scaled disclosure reporting and therefore are not required to provide the stock performance graph.

RECENT SALES OF UNREGISTERED SECURITIES

(a)  Unregistered Sales of Equity Securities.

The registrant previously reported two separate sales of unregistered equity securities that were made during the year ended December 31, 2008.  The registrant reported the conversion of $400,000 in principal amount of secured demand convertible notes into an aggregate of 40,000,000 shares of theglobe Common Stock by Dancing Bear Investments, Inc. on June 10, 2008 in its Report on Form 8-K filed on June 13, 2008.  The registrant also reported the issuance of 229,000,000 shares of theglobe Common Stock to the Registry Management Company, LLC in connection with the closing of the Purchase Agreement dated June 10, 2008 by and between theglobe, its subsidiary, Tralliance Corporation and The Registry Management Company, LLC (the “Purchase Agreement”) in its Report on Form 8-K filed on October 3, 2008.

(b)  Use of Proceeeds from Sales of Registered Securities.

Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we have elected scaled disclosure reporting and therefore are not required to provide the information required by this Item.

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

As part of the consideration for the sale of its Tralliance business, theglobe received earn-out rights equal to 10% of the “net revenue” derived from “.travel” names registered by the acquirer, Tralliance Registry Management, from September 29, 2008 through May 5, 2015 (the “Earn-out”). The minimum Earn-out payable to theglobe will be at least $300 thousand in the first year following closing, increasing by $25 thousand in each subsequent year (pro-rated for the final year of the Earn-out). Immediately following the sale of its Tralliance business, theglobe became a shell company with no material operations or assets and no source of revenue other than under the Earn-out. theglobe presently intends to continue as a public company and make all the requisite filings under the Securities and Exchange Act of 1934. It has no current intent to seek to acquire or start any other businesses. It is expected that theglobe’s future operating expenses as a public shell company will consist of customary public company expenses, including accounting, financial reporting, legal, audit and other related public company costs. For financial reporting purposes, theglobe will continue to report the financial position and results of operation of its Tralliance business as a component of its continuing operations.

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

SALE OF TRALLIANCE AND SHARE ISSUANCE

On September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management and (ii) issued 229 million shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”) (see Note 3, “Sale of Tralliance and Share Issuance” in the accompanying Notes to Consolidated Financial Statements). Tralliance Registry Management and Registry Management are entities directly or indirectly controlled by Michael S. Egan, our Chairman and Chief Executive Officer and principal stockholder, and each of our two remaining executive officers and Board members, Edward A. Cespedes, our President, and Robin Segaul Lebowitz, our Vice President of Finance, own a minority interest in Registry Management. After giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan now beneficially owns approximately 77% of the Company’s issued and outstanding Common Stock.

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

In connection with the closing of the Purchase Transaction, the Company entered into a Master Services Agreement (“Services Agreement”) with Dancing Bear Investments, Inc. (“Dancing Bear”), an entity which is controlled by Mr. Egan. Under the terms of the Services Agreement, for a fee of $20 thousand per month ($240 thousand per annum), Dancing Bear will provide personnel and services to the Company so as to enable it to continue its existence as a public company without the necessity of any full-time employees of its own (after an initial transition period that ends December 31, 2008). The Services Agreement has an initial term of one year and is subject to renewal or early termination under certain events. Services under the Services Agreement include, without limitation, accounting, assistance with financial reporting, accounts payable, treasury/financial planning, record retention and secretarial and investor relations functions.

BASIS OF PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS; GOING CONCERN

We received a report from our independent registered public accountants, relating to our December 31, 2008 audited financial statements, containing an explanatory paragraph regarding our ability to continue as a going concern. Management believes that the recent sale of its Tralliance business on September 29, 2008 will significantly reduce the amount of operating and cash flow losses previously sustained by the Company. However, management does not believe that the sale of its Tralliance business will in itself allow the Company to become profitable and generate operating cash flows sufficient to fund its operations and pay its existing current liabilities (including those liabilities related to its discontinued operations) in the foreseeable future. Based upon our current cash resources and without the infusion of additional capital and/or the continued indulgence of its creditors, management does not believe the Company can operate as a going concern for any significant length of time beyond the end of March 31, 2009.  See “Future and Critical Need for Capital” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details.

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

Due to the Sale of our Tralliance business and Share Issuance on September 29, 2008, and the discontinuance of our computer games and VoIP telephony services businesses in March 2007, the results of our operations for the year ended December 31, 2008 and the year ended December 31, 2007 are not necessarily comparable.

YEAR ENDED DECEMBER 31, 2008 COMPARED TO YEAR ENDED DECEMBER 31, 2007

CONTINUING OPERATIONS

NET REVENUE.  Net revenue totaled approximately $3.2 million for the year ended December 31, 2008 as compared to approximately $2.2 million for the year ended December 31, 2007, an increase of approximately $1.0 million. The increase is primarily attributable to revenue recognized during the third quarter of the current year of approximately $1.5 million related to the write-off of the remaining balance of deferred revenue as a result of the sale of the Company’s Tralliance business on September 29, 2008.  Additionally, the aforementioned Tralliance sale also resulted in no revenue bring recognized during the fourth quarter of 2008 compared to revenue of approximately $553 thousand recognized during the fourth quarter of 2007.

COST OF REVENUE.  Cost of revenue totaled approximately $233 thousand for the year ended December 31, 2008 as compared to approximately $420 thousand for the year ended December 31, 2007, a decrease of approximately $187 thousand.  Such decrease was due primarily to cost savings resulting from performing registration eligibility verification and .travel directory hosting functions in-house rather than utilizing third party providers in 2008 compared to 2007.

SALES AND MARKETING.  Sales and marketing expenses totaled approximately $390 thousand for the year ended December 31, 2008 as compared to approximately $1.9 million for the year ended December 31, 2007, a decrease of approximately $1.5 million.  During 2007, the Company incurred substantial sales and marketing costs related to promoting its .travel registry business in various international markets and developing its search.travel search engine business.  During the fourth quarter of 2007, the majority of the Company’s international marketing programs were terminated and in December 2007, the Company sold its www.search.travel business, resulting in decreases in international and search.travel sales and marketing costs of approximately $736 thousand and approximately $447 thousand in 2008 compared to 2007, respectively.

GENERAL AND ADMINISTRATIVE.  General and administrative expenses totaled approximately $1.6 million for the year ended December 31, 2008 as compared to approximately $3.4 million for the year ended December 31, 2007, a decrease of approximately $1.8 million.  During 2007, the Company restructured and reduced management and administrative staff resulting in a decrease in personnel costs of approximately $1.2 million in 2008 compared to 2007.  Additionally, professional fees and travel and entertainment expenses decreased in 2008 and 2007 by approximately $188 thousand and $180 thousand, respectively.

RELATED PARTY TRANSACTIONS.  Related party transaction expense totaled approximately $449 thousand for the year ended December 31, 2008 as compared to approximately $498 thousand for the year ended December 31, 2007, a decrease of approximately $49 thousand.  Such decrease was due primarily to lower related party charges for office space in 2008 versus 2007.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization expense totaled approximately $399 thousand for the year ended December 31, 2008 as compared to $240 thousand for the year ended December 31, 2007.  The $159 thousand increase is attributable mainly to higher intangible asset amortization expense of approximately $211 thousand recorded in the current year related primarily to the write-off of the remaining net book value of intangible assets which were deemed to have no future value as a result of the sale of the Company’s Tralliance business on September 29, 2008.

GAIN ON TRALLIANCE ASSET SALE.  During the year ended December 31, 2008, the Company recorded a gain of approximately $2.5 million related to the sale of its Tralliance business on September 29, 2008.

RELATED PARTY INTEREST EXPENSE.  Related party interest expense for the year ended December 31, 2008 was approximately $359 thousand compared to $1.6 million for the year ended December 31, 2007, a decrease of approximately $1.3 million.  During the second quarter and third quarter of 2007, a total of 1.25 million of non-cash interest expense was recorded related to the beneficial conversion features of a total of $1.25 million in convertible promissory notes acquired by an entity controlled by its Chairman and Chief Executive Officer.

INTEREST INCOME (EXPENSE), NET.  Net interest income of approximately $3 thousand was reported for the year ended December 31, 2008 compared to total net interest income of $58 thousand reported for the year ended December 31, 2007.  As a result of the Company’s net losses incurred during 2007 and 2008 the Company had a lower level of funds available for investment during the 2008 period as compared to 2007.

RELATED PARTY OTHER INCOME.  Related party other income of $75 thousand related to Earn-out payments received from Tralliance Registry Management was recognized during the year ended December 31, 2008.  Related party other income of approximately $380 thousand related to the gain on the sale of www.search.travel to Search.Travel, LLC was recognized during the year ended December 31, 2007.

INCOME TAXES.  The provision for income taxes for the year ended December 31, 2008 consists of approximately $16 thousand in federal alternative minimum taxes recorded and accrued as of December 31, 2008 (see Note 10, “Income Taxes” in the accompanying Notes to Consolidated Financial Statements for further details.).

DISCONTINUED OPERATIONS

Income from discontinued operations before income taxes totaled approximately $50 thousand for the year ended December 31, 2008 as compared to a loss of approximately $729 thousand for the year ended December 31, 2007, and is summarized as follows:

		VoIP
	Computer	Telephony
	Games	Services	Total
Year ended December 31, 2008:
Net revenue	$21,695	$—	$21,695
Operating expenses	$5,860	$5,309	$11,169
Other income, net	$32,916	$6,978	$39,894
Income from discontinued operations before income taxes	$48,751	$1,669	$50,420

		VoIP
	Computer	Telephony
	Games	Services	Total
Year ended December 31, 2007:
Net revenue	$634,164	$630	$634,794
Operating expenses	$783,458	$707,567	$1,491,025
Other income, net	$34,556	$92,435	$126,991
Loss from discontinued operations before income taxes	$(114,738)	$(614,502)	$(729,240)

The results of the Company’s discontinued operations for the year ended December 31, 2008 include a $64,000 provision for income taxes related to estimated taxes due in connection with an ongoing prior year audit of a former subsidiary company.  No income tax provision was recorded for the year ended December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

FUTURE AND CRITICAL NEED FOR CAPITAL

For the reasons described below, Company management does not believe that cash on hand and cash flow generated internally by the Company will be adequate to fund its limited overhead and other cash requirements beyond a short period of time. Additionally, we have received a report from our independent registered public accountants, relating to our December 31, 2008 audited financial statements, containing an explanatory paragraph regarding our ability to continue as a going concern.

During the years ended December 31, 2007 and 2008, the Company was able to continue operating as a going concern due principally to funding of $1.25 million received during 2007 from the sale of secured convertible demand promissory notes (the “2007 Convertible Notes”) to an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer, additional funding of $380 thousand provided from the sale of all of the Company’s rights related to its www.search.travel domain name and website to an entity also controlled by Mr. Egan in December 2007 and funding of $500 thousand received during 2008 under a Revolving Loan Agreement with an entity also controlled by Mr. Egan (See Note 8, “Debt” and Note 12, “Related Party Transactions” in the accompanying Notes to Consolidated Financial Statements for further details).

At December 31, 2008, the Company had a net working capital deficit of approximately $3.0 million, inclusive of a cash and cash equivalents balance of approximately $90 thousand. Such working capital deficit included (i) a total of approximately $523 thousand in principal and accrued interest owed under the aforementioned Revolving Loan Agreement to an entity controlled by Mr. Egan, and (ii) an aggregate of approximately $2.7 million in unsecured accounts payable and accrued expenses owed to vendors and other non-related third parties (of which approximately $1.8 million relates to liabilities of our VoIP telephony service discontinued business, with a significant portion of such liabilities related to charges which have been disputed by theglobe). theglobe believes that its ability to continue as a going concern for any significant length of time in the future will be heavily dependent, among other things, on its ability to prevail and avoid making any payments with respect to such disputed vendor charges and/or to negotiate favorable settlements (including discounted payment and/or payment term concessions) with the aforementioned creditors.

As more fully discussed in Note 3, “Sale of Tralliance and Share Issuance” in the accompanying Consolidated Financial Statements, on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229 million shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6.4 million). However, the Company continues to be obligated to repay its principal borrowings totaling $500 thousand, plus accrued interest at the rate of 10% per annum, due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement. All unpaid borrowings under the Revolving Loan Agreement, including accrued interest, are due and payable by the Company in one lump sum on the earlier of (i) June 6, 2009, or (ii) the occurrence of an event of default as defined in the Revolving Loan Agreement. The Company currently has no ability to repay this loan when due. All borrowings under the Revolving Loan Agreement are secured by a pledge of all of the assets of the Company and its subsidiaries. After giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan now beneficially owns approximately 77% of the Company’s issued and outstanding Common Stock.

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

Immediately following the closing of the Purchase Transaction, theglobe became a shell company with no material operations or assets, and no source of revenue other than under the Earn-out. It is expected that theglobe’s future operating expenses as a public shell company will consist primarily of expenses incurred under the aforementioned Master Services Agreement and other customary public company expenses, including legal, audit and other miscellaneous public company costs.

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

It is the Company’s preference to avoid filing for protection under the U.S. Bankruptcy Code. However, based upon the Company’s current financial condition as discussed above, management believes that additional debt or equity capital will need to be raised in order for theglobe to continue to operate as a going concern. Such capital will be needed both to (i) fund expected future operating losses and (ii) repay the $500 thousand of secured debt and related accrued interest due under the Revolving Loan Agreement and a portion of the $2.7 million unsecured indebtedness (assuming theglobe is successful in favorably resolving and settling certain disputed and non-disputed vendor charges related to such unsecured indebtedness).

Without the infusion of additional capital and/or the continued indulgence of its creditors, management does not believe the Company will have the ability to operate as a going concern for any significant length of time beyond March 31, 2009. Any such additional capital would likely come from Mr. Egan, or affiliates of Mr. Egan, as the Company currently has no access to credit facilities and has traditionally relied upon borrowings from related parties to meet short-term liquidity needs. Any such equity capital raised would likely result in very substantial dilution in the number of outstanding shares of the Company’s Common Stock. Given theglobe’s current financial condition and the state of the current United States capital markets and economy, it has no current intent to seek to acquire, or start, any other business.

CASH FLOW ITEMS

YEAR ENDED DECEMBER 31, 2008 COMPARED TO YEAR ENDED DECEMBER 31, 2007

As of December 31, 2008, theglobe had approximately $90 thousand in cash and cash equivalents as compared to approximately $631 thousand as of December 31, 2007.  Net cash flows used in operating activities of continuing operations totaled approximately $859 thousand and $3.3 million, for the years ended December 31, 2008 and 2007, respectively, or a decrease of approximately $2.4 million.  Such decrease was attributable primarily to a lower net loss from continuing operations (after adjustments for the non-cash impacts attributable to the Tralliance Asset Sale in the current period and the non-cash impact related to beneficial conversion features of debt in the prior year) for the year ended December 31, 2008 compared to the year ended December 31, 2007.

Approximately $6 thousand in net cash flows were provided from the operating activities of discontinued operations during the year ended December 31, 2008 as compared to net cash flow usage of approximately $3.2 million during the prior year.  Such decrease was attributable to the shutdown of the Company’s computer games and VoIP telephony services businesses in March 2007.

Net cash flows from investing activities and net cash flows from financing activities for the year ended December 31, 2008 included allocations of $79 thousand and $113 thousand, respectively, related to transaction costs incurred in connection with the Purchase Transaction that was consummated on September 29, 2008.  Net cash flows from investing activities for the year ended December 31, 2007 also included proceeds of $380 thousand received from the sale of www.search.travel in December 2007 as well as aggregate proceeds received from the sale of property and equipment of discontinued operations of $167 thousand.  Net cash flows from financing activities for the year ended December 31, 2008 also included proceeds of $500 thousand borrowed under a Revolving Loan Agreement with Dancing Bear Investments, Inc., an entity controlled by the Company Chairman and Chief Executive Officer.  Net cash flows from financing activities for the year ended December 31, 2007 included proceeds of $1.25 million related to secured demand convertible notes issued to Dancing Bear Investments, Inc.

CONTRACTUAL OBLIGATIONS

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we have elected scaled disclosure reporting and therefore are not required to provide the table required by (a)(5) of this Item.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2008, we did not have any material off-balance sheet arrangements that have or are reasonably likely to have a material effect on our current or future financial condition, revenues or expenses, results of operations, liquidity, or capital resources.

EFFECTS OF INFLATION

Management believes that inflation has not had a significant effect on our results of operations during 2008 and 2007.

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. At December 31, 2008, a significant portion of our net liabilities of discontinued operations relate to charges that have been disputed by the Company and for which estimates have been required.  Additionally, certain liabilities of our continuing operations, including federal and state income taxes payable, have required the use of estimates.

As more fully discussed in Note 3, “Sale of Tralliance and Share Issuance” in the accompanying Notes to Consolidated Financial Statements, significant estimates related to the fair value of the Tralliance business and theglobe’s Common Stock, as of the date of closing of the Purchase Transaction, were required in order to allocate the total purchase price and related transaction costs between the Tralliance Asset Sale and the Share Issuance.

Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

Certain of our accounting policies require higher degrees of judgment than others in their application. These include revenue recognition, valuation of accounts receivable, valuation of intangible and other long-lived assets and income tax accounting. Our accounting policies and procedures related to these areas are summarized in Note 1, “Organization and Summary of Significant Accounting Policies” in the accompanying Notes to Consolidated Financial Statements.

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

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 expands the scope of what entities may carry at fair value by offering an irrevocable option to record many types of financial assets and liabilities at fair value. Changes in fair value would be recorded in an entity’s income statement. This accounting standard also establishes presentation and disclosure requirements that are intended to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company on January 1, 2008. Earlier application is permitted under certain circumstances.  The adoption of SFAS No. 159 did not have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS 161”).  SFAS 161 has the same scope as Statement 133 and requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  This Statement changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  The Company does not believe that adoption of SFAS 161 will have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets.”  142-3 is effective for fiscal years beginning after December 15, 2008.  The Company does not believe that the implementation of this standard will have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS No. 162 became effective on November 15, 2008.  The implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion options is required to be separately accounted for as a derivative under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  APB 14-1 is effective for fiscal years beginning after December 15, 2008.  The Company does not believe that the implementation of this standard will have a material impact n the Company’s consolidated financial statements.

EITF 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock,” applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative in FAS Statement 133, for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception in paragraph 11 (a) of Statement 133.  This issue also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative in paragraphs 6-9 of Statement 133, for purposes of determining whether the instrument is within the scope of EITF 00-19.  EITF 07-05 is effective for fiscal years beginning after December 15, 2008.  The Company does not believe that the implementation of this standard will have a material impact on the Company’s consolidated financial statements.

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we have elected scaled disclosure reporting and therefore are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS

THEGLOBE.COM, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
theglobe.com, inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of theglobe.com, inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of theglobe.com, inc. and Subsidiaries as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States.

The accompanying 2008 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has historically suffered significant net losses, has an accumulated deficit of approximately $298 million and has sold its last remaining operating business.  These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RACHLIN LLP

Fort Lauderdale, Florida
March 25, 2009

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
ASSETS

Current Assets:
Cash and cash equivalents	$89,754	$631,198
Accounts receivable from related parties	75,000	416,566
Accounts receivable	—	12,213
Prepaid expenses	19,576	173,794
Other current assets	—	4,219
Net assets of discontinued operations	—	30,000

Total current assets	184,330	1,267,990

Property and equipment, net	—	35,748
Intangible assets, net	—	368,777
Other assets	40,000	40,000

Total assets	$224,330	$1,712,515

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable to related parties	$40,667	$499,631
Accounts payable	200,385	263,683
Accrued expenses and other current liabilities	567,182	953,826
Accrued interest due to related parties	23,233	954,795
Notes payable due to related parties	500,000	4,650,000
Deferred revenue	—	1,443,589
Net liabilities of discontinued operations	1,899,110	1,902,344

Total current liabilities	3,230,577	10,667,868

Deferred revenue	—	401,248

Total liabilities	3,230,577	11,069,116

Stockholders' Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 441,484,838 and 172,484,838 shares issued at December 31, 2008 and December 31, 2007, respectively	441,485	172,485

Additional paid in capital	294,298,990	290,486,232
Accumulated deficit	(297,746,722)	(300,015,318)

Total stockholders' deficit	(3,006,247)	(9,356,601)

Total liabilities and stockholders' deficit	$224,330	$1,712,515

See notes to consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007

Net Revenue	$3,165,587	$2,230,270

Operating Expenses:
Cost of revenue	232,664	420,129
Sales and marketing	389,519	1,850,486
General and administrative	1,627,511	3,443,007
Related party transactions	448,806	498,018
Depreciation	30,379	81,606
Intangible asset amortization	368,777	158,047
Total Operating Expenses	3,097,656	6,451,293

Operating Income (Loss) from Continuing Operations	67,931	(4,221,023)

Other Income (Expense), net:
Gain on Tralliance Asset Sale	2,510,638	—
Related party interest expense	(358,754)	(1,648,630)
Interest income (expense), net	2,789	57,835
Related party other income	75,000	379,791
Other income	247	10,138
	2,229,920	(1,200,866)

Income (Loss) from Continuing Operations Before Income Tax	2,297,851	(5,421,889)

Income Tax Provision	15,675	—
Income (Loss) from Continuing Operations	2,282,176	(5,421,889)

Discontinued Operations, net of tax	(13,580)	(729,240)

Net Income (Loss)	$2,268,596	$(6,151,129)

Net Income (Loss) Per Share:
Basic and Diluted:
Continuing Operations	$0.01	$(0.03)
Discontinued Operations	$—	$(0.01)
Net Income (Loss)	$0.01	$(0.04)

Weighted Average Common Shares Outstanding	252,968,360	172,484,838

See notes to consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
AND COMPREHENSIVE INCOME (LOSS)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2006	172,484,838	$172,485	$289,088,557	$(293,864,189)	$(4,603,147)

Year Ended December 31, 2007:
Net loss	—	—	—	(6,151,129)	(6,151,129)
Employee stock-based compensation	—	—	140,549	—	140,549
Stock compensation to non-employees	—	—	7,126	—	7,126
Beneficial conversion features of 2007 Convertible Notes	—	—	1,250,000	—	1,250,000
Balance, December 31, 2007	172,484,838	172,485	290,486,232	(300,015,318)	(9,356,601)

Year Ended December 31, 2008:
Net Income	—	—	—	2,268,596	2,268,596
Employee stock-based compensation	—	—	21,858	—	21,858
Stock compensation to non-employees	—	—	1,704	—	1,704
Conversion of Convertible Notes	40,000,000	40,000	360,000	—	400,000
Share Issuance	229,000,000	229,000	3,429,196	—	3,658,196
Balance, December 31, 2008	441,484,838	$441,485	$294,298,990	$(297,746,722)	$(3,006,247)

See notes to consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	Year ended December 31,
	2008	2007
Cash Flows from Operating Activities:
Net income (loss)	$2,268,596	$(6,151,129)
Loss from discontinued operations	13,580	729,240
Net income (loss) from continuing operations	2,282,176	(5,421,889)

Adjustments to reconcile net income (loss) from continuing operations to net cash flows from operating activities:
Gain on Tralliance Asset Sale	(2,510,638)	—
Depreciation and amortization	399,156	239,653
Non-cash interest expense	—	1,250,000
Employee stock compensation expense	21,858	140,549
Stock compensation to non-employees	1,704	7,126
Gain on sale of search.travel	—	(379,791)
Other, net	—	(209)

Changes in operating assets and liabilities:
Accounts receivable from related parties	341,566	(410,133)
Accounts receivable	12,213	33,657
Prepaid and other current assets	118,007	187,256
Accounts payable to related parties	410,539	327,912
Accounts payable	(63,298)	(130,316)
Accrued expenses and other current liabilities	(386,644)	83,461
Accrued interest due to related parties	358,753	398,631
Deferred revenue	(1,844,837)	389,699

Net cash flows from operating activities of continuing operations	(859,445)	(3,284,394)
Net cash flows from operating activities of discontinued operations	6,186	(3,171,074)
Net cash flows from operating activities	(853,259)	(6,455,468)

Cash Flows from Investing Activities:
Tralliance Asset Sale termination costs	(78,992)	—
Purchases of property and equipment	(3,301)	(26,345)
Proceeds from the sale of search.travel	—	380,000
Net cash flows from investing activities of continuing operations	(82,293)	353,655

Net cash flows from investing activities of discontinued operations:
Proceeds from the sale of property and equipment	7,000	166,793
Net cash flows from investing activities	(75,293)	520,448

Cash Flows from Financing Activities:
Borrowing on notes payable – related party	500,000	1,250,000
Share Issuance transaction costs	(112,892)	—
Net cash flows from financing activities	387,108	1,250,000

Net change in cash & equivalents	(541,444)	(4,685,020)
Cash & equivalents at beginning of period	631,198	5,316,218

Cash & equivalents at end of period	$89,754	$631,198

See notes to consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Continued)

	Year Ended December 31,
	2008	2007
Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:
Interest	$470	$3,903

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Conversion of debt securities into common stock	$400,000	$—
Cancellation of debt and other liabilities related to Purchase Transaction	$6,409,818	$—
Issuance of Common Stock related to Purchase Transaction	$3,771,088	$—

Additional paid-in capital attributable to the beneficial conversion
features of debt and equity securities	$—	$1,250,000

See notes to consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE COMPANY

theglobe.com, inc. (the “Company” or “theglobe”) was incorporated on May 1, 1995 (inception) and commenced operations on that date.  Originally, theglobe.com was an online community with registered members and users in the United States and abroad.  However, due to the deterioration of the online advertising market, the Company was forced to restructure and ceased the operations of its online community on August 15, 2001.  The Company then sold most of its remaining online and offline properties.  The Company continued to operate its Computer Games print magazine and the associated CGOnline website, as well as the e-commerce games distribution business of Chips & Bits.  On June 1, 2002, Chairman Michael S. Egan and Director Edward A. Cespedes became Chief Executive Officer and President of the Company, respectively.  On November 14, 2002, the Company entered into the Voice over Internet Protocol (“VoIP”) business by acquiring certain VoIP assets.

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

On September 29, 2008, the Company sold its Tralliance business and issued 229,000,000 shares of its Common Stock to a company controlled by Michael S. Egan, the Company’s Chairman and Chief Executive Officer (see Note 3, “Sale of Tralliance and Share Issuance”).  As a result of the sale of its Tralliance business, the Company became a shell company (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934) with no material operations or assets.  The Company presently intends to continue as a public company and make all the requisite filings under the Securities and Exchange Act of 1934.  However, certain matters, as more fully discussed in Note 2, “Going Concern Considerations,” raise substantial doubt about the Company’s ability to continue as a going concern.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries from their respective dates of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions relate to estimates of collectability of accounts receivable, the valuations of fair values of our Common Stock, options, warrants and our former Tralliance business, the impairment of long-lived assets, accounts payable and accrued expenses and other factors. Actual results could differ from those estimates. In addition, the accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business (See Note 2, “Going Concern Considerations”).

CASH AND CASH EQUIVALENTS

Cash equivalents consist of money market funds and highly liquid short-term investments with qualified financial institutions. The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE FROM RELATED PARTIES

Accounts receivable from related parties at December 31, 2008 consists of a $75,000 minimum Earn-out quarterly payment due from Tralliance Registry Management under an Earn-out Agreement related to the sale of the Company’s Tralliance business on September 29, 2008.  Such receivable was collected in full by the Company in January 2009.  Accounts receivable from related parties at December 31, 2007 consists primarily of receivables totaling $412,050 due from Labigroup Holdings, LLC in connection with a Bulk Registration Co-Marketing Agreement, which were collected in full during the first quarter of 2008 (see Note 3, “Sale of Tralliance and Share Issuance” and Note 12, “Related Party Transactions” for further details).

PREPAID EXPENSES

Prepaid expenses at December 31, 2008 consist primarily of prepaid insurance and government regulatory costs, which are amortized to expense based upon usage of the underlying service. Prepaid expenses at December 31, 2007 also consisted of fees paid to Tralliance third party service providers for various services related to domain name registrations.  Such fees have been amortized to cost of revenue over the term of the related domain name registration.   In connection with the Company’s sale of its Tralliance business on September 29, 2008, the remaining book value of prepaid expenses related to Tralliance third party service providers fees at the date of closing, totaling $101,308 was written off to cost of revenue during the quarter ended September 30, 2008.  Additionally, a total of $37,230 in prepaid travel costs, which were sold to the buyer of Tralliance’s business, were written off and included as a component of the gain recognized on such sale.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of certain of the Company's financial instruments, including cash, cash equivalents, accounts receivable, accounts payable and accrued expenses, approximate their fair values at December 31, 2008 and 2007, respectively, due to their short maturities.

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

Long-lived assets are stated at cost, net of accumulated depreciation and amortization. Long-lived assets are depreciated using the straight-line method over the estimated useful lives of the related assets, as follows:

Estimated Useful Lives
Capitalized software	3 years
Equipment	3 years
Furniture and fixtures	3-7 years
Leasehold improvements	3-4 years
Intangible assets	5 years

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

REVENUE RECOGNITION

Continuing Operations

Prior to the Tralliance Asset Sale the Company’s revenue from continuing operations consists of registration fees for Internet domain registrations, which generally had terms of one year, but were up to ten years. Such registration fees have been reported net of transaction fees paid to an unrelated third party which served as the registry operator for the Company. Payments of registration fees had been deferred when initially received and recognized as revenue on a straight-line basis over the registrations’ terms.  In connection with the Company’s sale of its Tralliance business on September 29, 2008, the remaining balance of deferred revenue related to such registration fees at the date of closing, totaling $1,527,697, was written off and was included as a component of net revenue during the quarter ended September 30, 2008.

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

STOCK-BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation", supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, “Statement of Cash Flows.” The statement eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. The statement also requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and generally requires all companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. The Company adopted SFAS No. 123R effective January 1, 2006, using the modified prospective application method in accordance with the statement. This application requires the Company to record compensation expense for all awards granted to employees and directors after the adoption date and for the unvested portion of awards that are outstanding at the date of adoption. The Company’s consolidated financial statements as of and for the years ended December 31, 2008 and 2007, reflect the impact of SFAS No. 123R.

No stock options were granted by the Company during the year ended December 31, 2008.

During the year ended December 31, 2007, a total of 100,000 stock options were granted with a per share weighted-average fair value of $0.07. All stock options granted during 2007 were granted at exercise prices which equaled the market price of the stock on the date of grant.

The Company estimates the fair value of each stock option at the grant date by using the Black Scholes option-pricing  model using the following assumptions:  no dividend yield; a risk-free interest rate based on the U.S. Treasury yield in effect at the time of grant; an expected option life based on historical and expected exercise behavior; and expected volatility based on the historical volatility of the Company’s stock price, over a time period that is consistent with the expected life of the option.

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

Due to the anti-dilutive effect of potentially dilutive securities or common stock equivalents that could be issued, such securities were excluded from the diluted net income or loss calculation for all periods presented. Such potentially dilutive securities and common stock equivalents consisted of the following for the periods ended:

	December 31,
	2008	2007

Options to purchase common stock	14,964,000	16,341,000

Common shares issuable upon conversion of Convertible Notes	—	193,000,000

Common shares issuable upon exercise of Warrants	13,439,000	16,911,000

Total	28,403,000	226,252,000

COMPREHENSIVE INCOME (LOSS)

The Company reports comprehensive income (loss) in accordance with the SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income (loss) generally represents all changes in stockholders' equity during the year except those resulting from investments by, or distributions to, stockholders. The Company's comprehensive income was approximately $2.3 million for the year ended December 31, 2008, and the Company’s comprehensive loss was approximately $6.2 million for the year ended December 31, 2007, which approximated the Company's reported net income and net loss for such periods.

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

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 expands the scope of what entities may carry at fair value by offering an irrevocable option to record many types of financial assets and liabilities at fair value. Changes in fair value would be recorded in an entity’s income statement. This accounting standard also establishes presentation and disclosure requirements that are intended to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company on January 1, 2008. Earlier application is permitted under certain circumstances.   The adoption of SFAS No. 159 did not have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The adoption of SFAS No. 157 did not have a material impact on the Company’s financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS 161”).  SFAS 161 has the same scope as Statement 133 and requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  This Statement changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  The Company does not believe that adoption of SFAS 161 will have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets.”  142-3 is effective for fiscal years beginning after December 15, 2008.  The Company does not believe that the implementation of this standard will have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS No. 162 became effective on November 15, 2008.  The implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion options is required to be separately accounted for as a derivative under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  APB 14-1 is effective for fiscal years beginning after December 15, 2008.  The Company does not believe that the implementation of this standard will have a material impact n the Company’s consolidated financial statements.

EITF 07-05, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock,” applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative in FAS Statement 133, for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception in paragraph 11 (a) of Statement 133.  This issue also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative in paragraphs 6-9 of Statement 133, for purposes of determining whether the instrument is within the scope of EITF 00-19.  EITF 07-05 is effective for fiscal years beginning after December 15, 2008.  The Company does not believe that the implementation of this standard will have a material impact on the Company’s consolidated financial statements.

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

During the years ended December 31, 2007 and 2008, the Company was able to continue operating as a going concern due principally to funding of $1,250,000 received during 2007 from the sale of secured convertible demand promissory notes (the “2007 Convertible Notes”) to an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer, additional funding of $380,000 provided from the sale of all of the Company’s rights related to its www.search.travel domain name and website to an entity also controlled by Mr. Egan in December 2007 and funding of $500,000 received during 2008 under a Revolving Loan Agreement with an entity also controlled by Mr. Egan (See Note 8, “Debt” and Note 12, “Related Party Transactions” in the accompanying Notes to Consolidated Financial Statements for further details).

At December 31, 2008, the Company had a net working capital deficit of approximately $3,000,000, inclusive of a cash and cash equivalents balance of approximately $90,000.  Such working capital deficit included (i) a total of approximately $523,000 in principal and accrued interest owed under the aforementioned Revolving Loan Agreement to an entity controlled by Mr. Egan, and (ii) an aggregate of approximately $2,700,000 in unsecured accounts payable and accrued expenses owed to vendors and other non-related third parties (of which approximately $1,800,000 relates to liabilities of our VoIP telephony service discontinued business, with a significant portion of such liabilities related to charges which have been disputed by theglobe). theglobe believes that its ability to continue as a going concern for any significant length of time in the future will be heavily dependent, among other things, on its ability to prevail and avoid making any payments with respect to such disputed vendor charges and/or to negotiate favorable settlements (including discounted payment and/or payment term concessions) with the aforementioned creditors.

As more fully discussed in Note 3, “Sale of Tralliance and Share Issuance,” on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229,000,000 shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6,400,000). However, the Company continues to be obligated to repay its principal borrowings totaling $500,000, plus accrued interest at the rate of 10% per annum, due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement. All unpaid borrowings under the Revolving Loan Agreement, including accrued interest, are due and payable by the Company in one lump sum on the earlier of (i) June 6, 2009, or (ii) the occurrence of an event of default as defined in the Revolving Loan Agreement. The Company currently has no ability to repay this loan when due. All borrowings under the Revolving Loan Agreement are secured by a pledge of all of the assets of the Company and its subsidiaries. After giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan now beneficially owns approximately 77% of the Company’s issued and outstanding Common Stock.

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

Immediately following the closing of the Purchase Transaction, theglobe became a shell company with no material operations or assets, and no source of revenue other than under the Earn-out.  It is expected that theglobe’s future operating expenses as a public shell company will consist primarily of expenses incurred under the aforementioned Master Services Agreement and other customary public company expenses, including legal, audit and other miscellaneous public company costs.

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

It is the Company’s preference to avoid filing for protection under the U.S. Bankruptcy Code. However, based upon the Company’s current financial condition as discussed above, management believes that additional debt or equity capital will need to be raised in order for theglobe to continue to operate as a going concern. Such capital will be needed both to (i) fund expected future operating losses and (ii) repay the $500 thousand of secured debt and related accrued interest due under the Revolving Loan Agreement and a portion of the $2.7 million unsecured indebtedness (assuming theglobe is successful in favorably resolving and settling certain disputed and non-disputed vendor charges related to such unsecured indebtedness).

Without the infusion of additional capital and/or the continued indulgence of its creditors, management does not believe the Company will have the ability to operate as a going concern for any significant length of time beyond March 31, 2009. Any such additional capital would likely come from Mr. Egan, or affiliates of Mr. Egan, as the Company currently has no access to credit facilities and has traditionally relied upon borrowings from related parties to meet short-term liquidity needs. Any such equity capital raised would likely result in very substantial dilution in the number of outstanding shares of the Company’s Common Stock. Given theglobe’s current financial condition and the state of the current United States capital markets and economy, it has no current intent to seek to acquire, or start, any other business.

(3)  SALE OF TRALLIANCE AND SHARE ISSUANCE

On September 29, 2008, theglobe closed upon a previously announced Purchase Agreement (the “Purchase Agreement”) dated as of June 10, 2008, by and between theglobe.com, its subsidiary, Tralliance, Registry Management and Tralliance Registry Management, a wholly-owned subsidiary of Registry Management.  In connection with the closing, Registry Management assigned certain of its rights and obligations with respect to the purchased assets of Tralliance to Tralliance Registry Managment.  Pursuant to the provisions of the Purchase Agreement, theglobe (i) issued two hundred twenty nine million (229,000,000) shares of its Common Stock (the “Shares”) (the “Share Issuance”) and (ii) sold the business and substantially all of the assets of its subsidiary, Tralliance to Tralliance Registry Management (the “Asset Sale” and, together with the Share Issuance, the “Sale” or “Purchase Transaction”) for (i) consideration totaling approximately $6,409,800 and consisting of surrender to theglobe and satisfaction of secured demand convertible promissory notes issued by theglobe and held by the Registry Management in the aggregate principal amount of $4,250,000, together with all accrued and unpaid interest of approximately $1,290,300 through the date of the closing of the Purchase Transaction and satisfaction of approximately $869,500 in outstanding rent and miscellaneous fees due and unpaid to Registry Management through the date of closing of the Purchase Transaction, and (ii) an earn-out equal to 10% of Tralliance Registry Management’s “net revenue” (as defined) derived from “.travel” names registered by Tralliance Registry Management from September 29, 2008 through May 5, 2015 (the “Earn-out”).  Registry Management and Tralliance Registry Management are directly or indirectly controlled by Michael S. Egan, our Chairman and Chief Executive Officer and principal stockholder and each of our two remaining Board members own a minority interest in Registry Management.  After giving effect to the closing of the Purchase Transaction, and the issuance of the Shares thereunder, Mr. Egan now beneficially owns approximately 77% of the Company’s issued and outstanding Common Stock.

The consideration of $6,409,800 received by theglobe has been allocated between the Share Issuance and the Tralliance Asset Sale based upon proportionate estimated fair values as of the date of closing of the Purchase Transaction.  Additionally, transaction costs consisting primarily of legal, accounting and other professional fees, totaling approximately $192,000, were also incurred in connection with the Purchase Transaction and allocated between the Share Issuance and the Tralliance Asset Sale on the same proportionate fair value basis.  Such allocations resulted in a net allocation of approximately $3,658,000 to the Share Issuance, which has been credited to the Company’s Common Stock and additional paid in capital accounts in its Consolidated Balance Sheet as of December 31, 2008, and a net allocation of approximately $2,560,000 to the Tralliance Asset Sale.  As a result of such allocations and the related write-off of assets sold to Tralliance Registry Management of approximately $49,000, the Company recorded a gain on the Tralliance Asset Sale of approximately $2,511,000 in its Consolidated Statement of Operations for the year ended December 31, 2008.   The Company’s operating results for the year ended December 31, 2008 also reflect a net benefit of approximately $1,176,000 related to the write-off of certain assets and liabilities, including prepaid assets, intangible assets and deferred revenue, which although not transferred to Tralliance Registry Management, were deemed to have either no future value to the Company or require no future obligations by the Company subsequent to the Tralliance Asset Sale.

Due to various factors related to the collectability of Earn-out payments from Tralliance Registry Management, including the current weak financial condition of Tralliance Registry Management, the uncertainty of its ability to become profitable in the future, and the fact that such Earn-out payments are payable to theglobe over an extended period of time (approximately 6 ½ years), no portion of the Earn-out was included in the purchase price for the Purchase Transaction.  Instead, the Company intends to recognize income related to the Earn-out on a prospective basis as and to the extent that future Earn-out payment are collected.  During January 2009, the Company received its initial minimum Earn-out installment payment from Tralliance Registry Management in the amount of $75,000, which was recorded as a credit to Other Income in the Consolidated Statement of Operations for the year ended December 31, 2008.

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

In connection with the closing of the Purchase Agreement, the Company also entered into a Master Services Agreement (“Services Agreement”) with Dancing Bear Investments, Inc. (“Dancing Bear”), which is controlled by Mr. Egan.  Under the terms of the Services Agreement, for a fee of $20,000 per month ($240,000 per annum), Dancing Bear will provide personnel and services to the Company so as to enable it to continue its existence as a public company without the necessity of any full-time employees of its own (after an initial transition period that ends December 31, 2008).  The Services Agreement has an initial term of one year and is subject to renewal or early termination under certain events.  Services under the Services Agreement include, without limitation, accounting, assistance with financial reporting, accounts payable, treasury/financial planning, record retention and secretarial and investor relations functions. A total of $60,667 related to the Services Agreement has been expensed during 2008, with $40,667 of such amount remaining unpaid and accrued at December 31, 2008.

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

The following unaudited pro forma condensed results of operations for the years ended December 31, 2008 and 2007 assume that the Tralliance Asset Sale and the Share Issuance occurred as of January 1, 2007.  The unaudited pro forma information is not necessarily indicative of what the actual results of operations of the Company would have been had the Tralliance Asset Sale and the Share Issuance occurred on January 1, 2007, nor is it necessarily indicative of future results.

	Year ended December 31,
	2008	2007

Net revenue from continuing operations	$—	$—
Loss from continuing operations	(255,000)	(1,586,000)
Net loss	$(269,000)	$(2,315,000)

Basic and diluted net loss per common share:
Loss from continuing operations	$—	$—
Net loss	$—	$(0.01)

(4) DISCONTINUED OPERATIONS

In March 2007, management and the Board of Directors of the Company made the decision to cease all activities related to its Computer Games businesses, including discontinuing the operations of its magazine publications, games distribution business and related websites. The Company’s decision to shutdown its computer games businesses was based primarily on the historical losses sustained by these businesses during the recent past and management’s expectations of continued future losses. As of December 31, 2008, all significant elements of its computer games business shutdown plan have been completed by the Company, except for the resolution and payment of remaining outstanding accounts payables.

In addition, in March 2007, management and the Board of Directors of the Company decided to discontinue the operating, research and development activities of its VoIP telephony services business and terminate all of the remaining employees of the business.   The Company’s decision to discontinue the operations of its VoIP telephony services business was based primarily on the historical losses sustained by the business during the past several years, management’s expectations of continued losses for the foreseeable future and estimates of the amount of capital required to attempt to successfully monetize its business. On April 2, 2007, theglobe agreed to transfer to Michael Egan all of its VoIP intellectual property in consideration for his agreement to provide the Security in connection with the MySpace litigation Settlement Agreement (See Note 11, “Litigation,” for further discussion). The Company had previously written off the value of the VoIP intellectual property as a result of its evaluation of the VoIP telephony services business’ long-lived assets in connection with the preparation of the Company’s 2004 year-end consolidated financial statements. As of December 31, 2008, all significant elements of its VoIP telephony services business shutdown plan have been completed by the Company, except for the resolution of certain vendor disputes and the payment of remaining outstanding vendor payables.

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

The following is a summary of the assets and liabilities of the discontinued operations of the computer games and VoIP telephony services businesses as included in the accompanying condensed consolidated balance sheets. A significant portion of the net liabilities of discontinued operations at December 31, 2008 relate to charges that have been disputed by the Company and for which estimates have been required.

	December 31,	December 31,
	2008	2007
Assets:
Computer Games
Accounts receivable, net	$—	$30,000
	—	30,000

VoIP Telephony Services	—	—

Net assets	$—	$30,000

	December 31,	December 31,
	2008	2007
Liabilities:
Computer Games
Accounts payable	$35,584	$35,584
Subscriber liability, net	4,971	5,397
	40,555	40,981
VoIP Telephony Services
Accounts payable	1,565,845	1,632,653
Other accrued expenses	228,710	228,710
	1,794,555	1,861,363

Net liabilities	$1,835,110	$1,902,344

Summarized results of operations financial information for the discontinued operations of our computer games and VoIP telephony services businesses was as follows:

Years Ended December 31,	2008	2007

Computer Games:
Net revenue	$21,695	$634,164

Income (Loss) from operations, net of tax	$48,751	$(114,738)

VoIP Telephony Services
Net revenue	$—	$630

Income (Loss) from operations, net of tax	$1,669	$(614,502)

The Company has estimated the costs expected to be incurred in shutting down its computer games and VoIP telephony services businesses and has accrued charges as of December 31, 2008, as follows:

Computer Games Division	Contract Termination Costs	Purchase Commitment	Other Costs	Total

Shut-Down costs expected to be incurred	$—	$—	$24,235	$24,235

Included in liabilities:
Charged to discontinued operations	$115,000	$106,000	$24,235	245,235
Payment of costs	—	—	(24,235)	(24,235)
Settlements credited to discontinued operations	(115,000)	(106,000)	—	(221,000)
	$—	$—	$—	$—

VoIP Telephony Services Division	Contract Termination Costs
Shut-Down costs expected to be incurred	$416,466

Included in liabilities:
Charged to discontinued operations	$428,966
Payment of costs	$(61,000)
Settlements credited to discontinued operations	$(12,500)
$355,466

Net current liabilities of discontinued operations at December 31, 2008 include accounts payable and accruals totaling $355,466 related to the estimated shut-down costs summarized above.

The results of the Company’s discontinued operations for the year ended December 31, 2008 and net current liabilities of discontinued operations at December 31, 2008 include a $64,000 provision for income taxes related to estimated taxes due in connection with an ongoing prior year audit of a former subsidiary company.

(5) PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2008	2007
Equipment	$61,117	$160,810
Capitalized software costs	—	121,352
Furniture and fixtures	1,873	14,136
Leasehold improvements	2,740	7,007
	65,730	303,305
Less: Accumulated depreciation and amortization	65,730	267,557
	$—	$35,748

In connection with the Company’s sale of its Tralliance business on September 29, 2008, the remaining net book value of property and equipment sold to the buyer of Tralliance’s business at the date of closing, totaling $8,670, was written off and included as a component of the gain recognized on such sale.

(6)  INTANGIBLE ASSETS

Upon the acquisition of Tralliance on May 9, 2005, the then existing CEO and CFO of Tralliance entered into employment agreements which included certain non-compete provisions as specified by the agreements.  At December 31, 2007, intangible assets consisted of the $790,236 value assigned to the non-compete agreements less related accumulated amortization of $421,459.

In connection with the Company’s sale of its Tralliance business on September 30, 2008, the remaining net book value of the non-compete intangible asset at the date of closing, totaling $250,241, was written off to intangible asset amortization expense.  Inclusive of such write-off, intangible asset amortization expense related to the non-compete agreements totaled $368,777 for the year ended December 31, 2008 versus $158,047 for the year ended December 31, 2007.

(7) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2008	2007
Accrued registry transaction fees	$221,512	$661,637
Other	345,669	291,789
	$567,181	$953,426

(8) DEBT

Debt consists of notes payable due to related parties, as summarized below:

	December 31, 2008	December 31, 2007

2008 Revolving Loan Notes due to affiliates; due June 6, 2009	$500,000	$—

2007 Convertible Notes due to affiliates; due on demand	—	1,250,000

2005 Convertible Notes due to affiliates; due on demand	—	3,400,000
	500,000	4,650,000

LESS: Short-term portion	500,000	4,650,000

Long-term portion	$—	$—

On June 6, 2008, the Company and its subsidiaries, as guarantors, entered into a Revolving Loan Agreement with Dancing Bear Investments, Inc. (“Dancing Bear”), pursuant to which Dancing Bear may loan up to $500,000 to the Company on a revolving basis (the “Credit Line”).  In connection with its entry into the Credit Line, the Company borrowed $100,000 under the Credit Line.  Subsequently, on June 19, 2008, July 10, 2008 and August 6, 2008, the Company made additional borrowings of $100,000 each under the Credit Line.  On September 3, 2008, the Company borrowed the final $100,000 available under the Credit Line.  As of December 31, 2008, outstanding principal and accrued interest of $500,000 and $23,233, respectively, related to this Credit Line have been reflected as current liabilities in our Consolidated Balance Sheet.  All amounts under the Credit Line, including principal and accrued interest, will become due and payable in one lump sum on the first anniversary date of the Credit Line, or sooner upon the occurrence of an event of default under the loan documentation.  All funds borrowed under the Credit Line may be prepaid in whole or in part, without penalty, at any time during the term of the Credit Line.  The Company currently has no ability to repay this loan when due.  Dancing Bear is controlled by Michael S. Egan, our Chairman and Chief Executive Officer.  In connection with the Credit Line, the Company executed and delivered a promissory note to Dancing Bear in the amount of $500,000 bearing interest at ten percent (10%) per annum on the principal amount then outstanding.  The Company’s subsidiaries unconditionally guaranteed the Credit Line by entering into an Unconditional Guaranty Agreement.  All amounts outstanding from time to time under the Credit Line are secured by a lien on all of the assets of the Company and its subsidiaries pursuant to a Security Agreement with Dancing Bear.

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

In connection with the issuance of the 2007 Convertible Notes, an aggregate of $1,250,000 of non-cash interest expense was recognized and credited to additional paid-in capital during the year ended December 31, 2007, as a result of the beneficial conversion features of the 2007 Convertible Notes.  The value attributable to the beneficial conversion features was calculated by comparing the fair value of the underlying common shares of the 2007 Convertible Notes on the date of issuance based on the closing price of theglobe’s Common Stock as reflected on the OTCBB to the conversion price and was limited to the aggregate proceeds received from the issuance of the 2007 Convertible Notes.

Total related party interest expense related to the 2008 Revolving Loan Notes and the 2007 and 2005 Convertible Notes of $358,754 and $1,648,630 (inclusive of the $1,250,000 of interest expense resulting from the beneficial conversion features of the 2007 Convertible Notes) was recognized during the years ended December 31, 2008 and 2007, respectively.

(9) STOCK OPTION PLANS

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

No stock options were granted by the Company during the year ended December 31, 2008.  During the year ended December 31, 2007, a total of 100,000 stock options were granted to a consultant.   No stock options were exercised during the years ended December 31, 2008 and 2007.

Stock option activity during the years ended December 31, 2007 and December 31, 2008 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2006	20,142,620	$0.36

Granted	100,000	0.08
Exercised	—	—
Canceled	(3,901,960)	0.17

Outstanding at December 31, 2007	16,340,660	$0.40	6.3 years	$—

Exercisable at December 31, 2007	15,800,770	$0.41	6.2 years	$—

Options available at December 31, 2007	6,643,701

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2007	16,340,660	$0.40

Granted	—	—
Exercised	—	—
Canceled	(1,377,000)	1.27

Outstanding at December 31, 2008	14,963,660	$0.33	5.3 years	$—

Exercisable at December 31, 2008	14,868,669	$0.33	5.3 years	$—

Options available at December 31, 2008	8,020,701

A total of $21,858 and $140,549 of employee stock compensation expense was charged to operating expenses during the years ended December 31, 2008 and 2007, respectively.  Employee stock compensation expense included $35,468 resulting from modifications made to stock option grants to accelerate vesting upon termination of employees during the year ended December 31, 2007.

Compensation cost charged to operating expenses of continuing operations in connection with stock options granted in recognition of services rendered by non-employees was $1,704 and $7,126 for the years ended December 31, 2008 and 2007, respectively.

At December 31, 2008, there was approximately $7,500 of unrecognized compensation expense related to unvested stock options which is expected to be recognized over a weighted-average period of .82 years.

(10) INCOME TAXES

The provision for income taxes is summarized as follows:

	Year Ended December 31,
	2008	2007

Continuing operations	$15,675	$—
Discontinued operations	64,000	—
	$79,675	$—

The provision attributable to the loss from continuing operations before income taxes was as follows:

	Year Ended December 31,
Current:	2008	2007
Federal	$15,000	$—
State	675	—
	15,675	—
Deferred:
Federal	—	—
State	—	—
	—	—

Provision for income taxes	$15,675	$—

The following is a reconciliation of the federal income tax provision at the federal statutory rate to the Company’s tax provision attributable to continuing operations:

	Year Ended December 31,
	2008	2007

Statutory federal income tax rate	34.00%	34.00%
Beneficial conversion interest	—	(7.84)
Nondeductible items	0.16	(0.23)
State income taxes, net of federal benefit	3.95	3.02
Change in valuation allowance	(40.43)	(29.01)
Other	3.00	0.06

Effective tax rate	0.68%	0.00%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are presented below.

	December 31,	December 31,
	2008	2007
Deferred tax assets (liabilities):
Net operating loss carryforwards	$62,869,000	$63,300,000
Issuance of warrants	1,447,000	1,438,000
Allowance for doubtful accounts	11,000	13,000
Inventory reserve	—	7,000
AMT tax credit	328,000	313,000
Accrued interest	—	362,000
Accrued expenses	806,000	843,000
Depreciation and amortization	37,000	(97,000)
Other	33,000	300,000
Total gross deferred tax assets	65,531,000	66,479,000
Less: valuation allowance	(65,531,000)	(66,479,000)

Total net deferred tax assets	$—	$—

Because of the Company's lack of earnings history, the net deferred tax assets have been fully offset by a 100% valuation allowance. The valuation allowance for net deferred tax assets was $65.5 million and $66.5 million as of December 31, 2008 and 2007, respectively. The net change in the total valuation allowance was $948 thousand and $1.8 million for the years ended December 31, 2008 and 2007, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets, which consist of tax benefits primarily from net operating loss carryforwards, is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Of the total valuation allowance of $65.5 million as of December 31, 2008, subsequently recognized tax benefits, if any, in the amount of $6.4 million will be applied directly to contributed capital.

At December 31, 2008, the Company had net operating loss carryforwards available for U.S. tax purposes of approximately $166 million. These carryforwards expire through 2028. Under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), the utilization of net operating loss carryforwards may be limited under the change in stock ownership rules of the Code. Due to various significant changes in our ownership interests, as defined in the Internal Revenue Code of 1986, as amended, the Company has substantially limited the availability of its net operating loss carryforwards. There can be no assurance that the Company will be able to avail itself of any net operating loss carryforwards.

During the year ended December 31, 2008, a provision for income taxes of $64,000 was recorded for discontinued operations. Such provision related to the Company’s estimate of amounts payable in connection with an ongoing prior year tax audit of a former subsidiary company.

 (11) LITIGATION

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

On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases. On September 27, 2007, the plaintiffs moved to certify a class in the six focus cases. On November 14, 2007, the issuers and the underwriters named as defendants in the six focus cases filed motions to dismiss. On March 26, 2008, the District Court dismissed the Section 11 claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. With respect to all other claims, the motions to dismiss were denied. On October 10, 2008, at the request of the plaintiffs, the plaintiffs’ motion for class certification was withdrawn, without prejudice.

The parties in the approximately 300 coordinated class actions, including theglobe.com, the underwriter defendants in the theglobe.com class action, and the plaintiff class in the theglobe.com class action, have reached an agreement in principle under which the insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including theglobe.com.  The settlement is subject to approval by the parties, termination by the parties under certain circumstances, and Court approval.  There is no assurance that the settlement will be concluded or that the Court will approve the settlement.

Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter. If the settlement is not concluded or approved and the Company is found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than the Company’s insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

The Company is currently a party to certain other claims and disputes arising in the ordinary course of business, including certain disputes related to vendor charges incurred primarily as the result of the failure and subsequent shutdown of its discontinued VoIP telephony services business. The Company believes that it has recorded adequate accruals on its balance sheet to cover such disputed charges and is seeking to resolve and settle such disputed charges for amounts substantially less than recorded amounts. An adverse outcome in any of these matters, however, could materially and adversely effect our financial position, utilize a significant portion of our cash resources and adversely affect our ability to continue as a going concern (see Note 4, “Discontinued Operations”).

(12) RELATED PARTY TRANSACTIONS

Certain directors of the Company also serve as officers and directors of and own controlling interests in Dancing Bear Investments, Inc., E&C Capital Partners LLLP, E&C Capital Partners II, LLLP, The Registry Management Company, LLC, Tralliance Registry Management Company, LLC, Labigroup Holdings, LLC and Search.Travel LLC.  Dancing Bear Investments, Inc., E&C Capital Partners, LLLP and E&C Capital Partners II, LLLP are stockholders of the Company and are entities controlled by our Chairman.

As more fully discussed in Note 3, “Sale of Tralliance and Share Issuance,” on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management Company LLC (“Tralliance Registry Management”) and (ii) issued 229,000,000 shares of its Common Stock (the “Shares”) to The Registry Management Company, LLC (“Registry Management”) (the “Purchase Transaction”).  Tralliance Registry Management and Registry Management are entities directly or indirectly controlled by Michael S. Egan, our Chairman and Chief Executive Officer and principal stockholder, and each of our two remaining executive officers and Board members, Edward A. Cespedes, our President, and Robin Segaul Lebowitz, our Vice President of Finance, own a minority interest in Registry Management.  After giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan now beneficially owns approximately 77% of the Company’s issued and outstanding Common Stock.

In connection with the Purchase Transaction, the Company received (i) consideration totaling approximately $6,409,800 and consisting of the surrender to theglobe and satisfaction of secured demand convertible promissory notes issued by theglobe and held by Registry Management in the aggregate principal amount of $4,250,000, together with all accrued and unpaid interest of approximately $1,290,300 through the date of closing of the Purchase Transaction and satisfaction of approximately $869,500 in outstanding rent and miscellaneous fees due and unpaid to the Registry Management through the date of closing of the Purchase Transaction, and (ii) an earn-out equal to 10% (subject to certain minimums) of Tralliance Registry Management’s “net revenue” (as defined) derived from “.travel” names registered by Tralliance Registry Management from September 29, 2008 through May 5, 2015 (the “Earn-out”).  The minimum Earn-out payable by Tralliance Registry Management to theglobe will be at least $300,000 in the first year of the Earn-out Agreement, increasing by $25,000 each subsequent year (pro-rated for the final year of the Earn-out).  During January 2009, the Company received its initial minimum Earn-out installment payment in the amount of $75,000 from Tralliance Registry Management.

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

In connection with the closing of the Purchase Transaction, the Company also entered into a Master Services Agreement (“Services Agreement”) with Dancing Bear Investments, Inc. (“Dancing Bear”), an entity which is controlled by Mr. Egan.  Under the terms of the Services Agreement, for a fee of $20,000 per month ($240,000 per annum), Dancing Bear will provide personnel and services to the Company so as to enable it to continue its existence as a public company without the necessity of any full-time employees of its own.  The Services Agreement has an initial term of one year and is subject to renewal or early termination under certain events.  Services under the Services Agreement include, without limitation, accounting, assistance with financial reporting, accounts payable, treasury/financial planning, record retention and secretarial and investor relations functions.  A total of $60,667 related to the Services Agreement has been expensed during 2008, with $40,667 of such amount remaining unpaid and accrued at December 31, 2008.

As more fully discussed in Note 8 “Debt,” on June 6, 2008, the Company and its subsidiaries, as guarantors, entered into a Revolving Loan Agreement with Dancing Bear, pursuant to which Dancing Bear may loan up to $500,000 to the Company on a revolving basis (the “Credit Line”).  In connection with its entry into the Credit Line, the Company borrowed $100,000 under the Credit Line.  Subsequently, on June 19, 2008, July 10, 2008 and August 6, 2008, the Company made additional borrowings of $100,000 each under the Credit Line.  On September 3, 2008, the Company borrowed the final $100,000 available under the Credit Line.  All borrowings under the Credit Line, including accrued interest on borrowed funds at the rate of 10% per annum, are due and payable in one lump sum on the first anniversary date of the Credit Line, or June 6, 2009, or sooner upon the occurrence of an event of default under the loan documentation.  All amounts outstanding from time to time under the Credit Line are secured by a lien on all of the assets of the Company and its subsidiaries.

Also, as more fully described in Note 8, “Debt,” on June 10, 2008 Dancing Bear converted an aggregate of $400,000 of outstanding 2007 Convertible Notes due to them by the Company into an aggregate of 40,000,000 shares of the Company’s Common Stock.

On December 20, 2007, Tralliance entered into a Bulk Registration Co-Marketing Agreement (the “Co-Marketing Agreement”) with Labigroup Holdings, LLC (“Labigroup”), under Tralliance’s bulk purchase program. Labigroup is a private entity controlled by the Company’s Chairman and our remaining directors own a minority interest in Labigroup. Under the Co-Marketing Agreement, Labigroup committed to purchase a predetermined minimum number of “.travel” domain names on a bulk basis from an accredited “.travel” registrar of its own choosing and to establish a predetermined minimum number of related “.travel” websites. As consideration for the “.travel” domain names to be purchased under the Co-Marketing Agreement, Labigroup agreed to pay certain fixed fees and make certain other payments including, but not limited to, an ongoing royalty calculated as a percentage share of its net revenue, as defined in the Co-Marketing Agreement (the “Labigroup Royalties”), to Tralliance. The Co-Marketing Agreement has an initial term which expires September 30, 2010 after which it may be renewed for successive periods of two and three years, respectively. During the years ended December 31, 2007 and 2008, Labigroup registered a total of 164,708 and 10,595 “.travel” domain names under the Co-Marketing Agreement, respectively.  During the years ended December 31, 2007 and 2008, Labigroup paid a total of $262,500 and $454,430 in fees and costs to Tralliance under the Co-Marketing Agreement, respectively.  Such amounts, which are equal to the amount of incremental fees and costs incurred by Tralliance in registering these bulk purchase names, have been treated as a reimbursement of these incremental fees and costs in the Company’s financial statements.   As part of the sale of its Tralliance business on September 29, 2008, all of the Company’s rights and obligations under the Co-Marketing Agreement were assigned to Tralliance Registry Management.

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

On May 29, 2007, Dancing Bear entered into a note purchase agreement (the “2007 Agreement”) with the Company pursuant to which Dancing Bear acquired a secured demand convertible promissory note (the “2007 Convertible Note”) in the amount of $250,000. Under the terms of the 2007 Agreement, Dancing Bear was granted the optional right, for a period of 180 days from the date of the 2007 Agreement, to purchase additional 2007 Convertible Notes such that the aggregate principal amount issued under the 2007 Agreement could total $3,000,000. On June 25, 2007, July 19, 2007 and September 6, 2007, Dancing Bear acquired additional 2007 Convertible Notes in the principal amounts of $250,000, $500,000 and $250,000 respectively.  Interest associated with the 2007 Convertible Notes of approximately $81,250 and $58,600 was charged to expense during the years ended December 31, 2008 and 2007, respectively.  As more fully discussed in Note 8 “Debt,” the Company’s obligation to repay the remaining $850,000 in principal (after the conversion of $400,000 of debt on June 10, 2008) and $139,850 of accrued interest related to the 2007 Convertible Notes was terminated on September 29, 2008 in connection with the consummation of the Purchase Transaction.

On April 2, 2007, theglobe agreed to transfer to Michael Egan all of its VoIP intellectual property in consideration for his agreement to provide certain security and credit enhancements in connection with the MySpace litigation Settlement Agreement (See Note 11, “Litigation”, for further discussion). The Company had previously written off the value of the VoIP intellectual property as a result of its evaluation of the VoIP telephony services business’ long-lived assets in connections with the preparation of the Company’s 2004 year-end consolidated financial statements.

Several entities controlled by the Company’s Chairman and Chief Executive Officer (the “Related Entities”) have provided services to the Company, including: the lease of office space; and the outsourcing of customer services, human resources and payroll processing functions. During the years ended December 31, 2008 and 2007, approximately $354,000 and $473,000 of expense related to these services was recorded, respectively.  In connection with the Purchase Transaction discussed above and in Note 3, “Sale of Tralliance and Share Issuance,” all of the receivables owed by the Company to the Related Entities as of the date of closing of the Purchase Transaction, totaling $869,500, were assigned and contributed to Registry Management, who then surrendered their right to receive payment for such obligations from the Company as part of the consideration for the Purchase Transaction.

An entity owned solely by the sister of the Company’s President, Treasurer and Chief Financial Officer and Director provided certain administrative services to the Company.  During the years ended December 31, 2008 and 2007, $33,350 and $11,250 of expense related to these services was recorded, respectively.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC.

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

Under the supervision of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an evaluation of the Company’s internal control over financial reporting as of December 31, 2008 in accordance with the interpretive guidance published in the SEC’s “Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities Exchange Act of 1934” dated and effective on June 27, 2007. Such evaluation was based on the framework and criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation and management’s assessment, management has concluded that internal control over financial reporting was effective as of December 31, 2008.

Because we are a smaller public company, we are not yet required to provide an independent public accountant’s attestation report covering our assessment of internal control over financial reporting. At the present time, such attestation report will be first required in connection with our annual report as of December 31, 2009.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer, have evaluated any change in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, and have determined there to be no reportable changes.

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

NAME	AGE	POSITION OR OFFICE WITH THE COMPANY	DIRECTOR SINCE
Michael S. Egan	68	Chairman and Chief Executive Officer	1997

Edward A. Cespedes	43	President, Treasurer and Chief Financial Officer and Director	1997

Robin S. Lebowitz	44	Vice President of Finance and Director	2001

Michael S. Egan. Michael Egan has served as theglobe’s Chairman since 1997 and as its Chief Executive Officer since June 1, 2002. Since 1996, Mr. Egan has been the controlling investor of Dancing Bear Investments, Inc., a privately held investment company. Additionally, Mr. Egan is the controlling investor of E&C Capital Partners LLLP and E&C Capital Partners II, LLLP, privately held investment partnerships, and Search.Travel, LLC, Labigroup Holdings, LLC, The Registry Management Company, LLC and Tralliance Registry Management, LLC, entities that are involved in the Internet domain name registration business. Mr. Egan is also Chairman of Certified Vacations, a privately held wholesale travel company which was founded in 1980. Certified Vacations specializes in designing, marketing and delivering vacation packages. Mr. Egan spent over 30 years in the rental car business.   He began with Alamo Rent-A-Car in 1973, became an owner in 1979, and became Chairman and majority owner from January 1986 until November 1996 when he sold the company to AutoNation. In 2000, AutoNation spun off the rental division, ANC Rental Corporation (Other OTC: ANCXZ.PK), and Mr. Egan served as Chairman until October 2003. Prior to acquiring Alamo, he held various administration positions at Yale University and taught at the University of Massachusetts at Amherst. Mr. Egan is a graduate of Cornell University where he received his Bachelor’s degree in Hotel Administration.

Edward A. Cespedes. Edward Cespedes has served as a director of theglobe since 1997, as President of theglobe since June 1, 2002 and as Treasurer and Chief Financial Officer of theglobe since February 1, 2005. Mr. Cespedes is also the President of E&C Capital Ventures, Inc., the general partner of E&C Capital Partners LLLP and an executive officer and director of Search.Travel, LLC, Labigroup Holdings, LLC, The Registry Management Company, LLC and Tralliance Registry Management Company, LLC. Mr. Cespedes served as the Vice Chairman of Prime Ventures, LLC, from May 2000 to February 2002. From August 2000 to August 2001, Mr. Cespedes served as the President of the Dr. Koop Lifecare Corporation and was a member of the Company’s Board of Directors from January 2001 to December 2001. From 1996 to 2000, Mr. Cespedes was a Managing Director of Dancing Bear Investments, Inc. Concurrent with his position at Dancing Bear Investments, Inc., from 1998 to 2000, Mr. Cespedes also served as Vice President for corporate development for theglobe where he had primary responsibility for all mergers, acquisitions, and capital markets activities. In 1996, prior to joining Dancing Bear Investments, Inc., Mr. Cespedes was the Director of Corporate Finance for Alamo Rent-A-Car. From 1988 to 1996, Mr. Cespedes worked in the Investment Banking Division of J.P. Morgan and Company, where he most recently focused on mergers and acquisitions. In his capacity as a venture capitalist, Mr. Cespedes has served as a member of the board of directors of various portfolio companies. Mr. Cespedes is the founder of the Columbia University Hamilton Associates, a foundation for university academic endowments. In 1988 Mr. Cespedes received a Bachelor’s degree in International Relations from Columbia University.

Robin S. Lebowitz. Robin Lebowitz has served as a director of theglobe since December 2001, as Secretary of theglobe since June 1, 2002, and as Vice President of Finance of theglobe since February 23, 2004. Ms. Lebowitz also served as Treasurer of theglobe from June 1, 2002 until February 23, 2004 and as Chief Financial Officer of theglobe from July 1, 2002 until February 23, 2004. Ms. Lebowitz has worked in various capacities for the Company’s Chairman, Michael Egan, for fifteen years. She is the Controller/Managing Director of Dancing Bear Investments, Inc., Mr. Egan’s privately held investment management and holding company, and is an executive officer of Search.Travel, LLC, Labigroup Holdings, LLC, The Registry Management Company, LLC and Tralliance Registry Management Company, LLC. Previously, Ms. Lebowitz served on the Board of Directors of theglobe from August 1997 to October 1998. At Alamo Rent-A-Car, she served as Financial Assistant to the Chairman (Mr. Egan). Prior to joining Alamo, Ms. Lebowitz was the Corporate Tax Manager at Blockbuster Entertainment Group where she worked from 1991 to 1994. From 1986 to 1989, Ms. Lebowitz worked in the audit and tax departments of Arthur Andersen & Co. Ms. Lebowitz received a Bachelor of Science in Economics from the Wharton School of the University of Pennsylvania; a Masters in Business Administration from the University of Miami and is a Certified Public Accountant.

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

Based solely on our review of copies of Forms 3 and 4 and any amendments furnished to us pursuant to Rule 16a-3(e) and any written representations referred to in Item 405(b)(2)(i) of Regulation S-K stating that no Forms 5 were required, we believe that, during the 2008 fiscal year, our officers, directors and all persons owning more than 10% of a registered class of our equity securities have complied with all Section 16(a) applicable filing requirements.

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

BOARD MEETINGS AND COMMITTEES OF THE BOARD

Including unanimous written actions of the Board, the Board of Directors met 6 times in 2008. No incumbent director who was on the Board for the entire year attended less than 75% of the total number of all meetings of the Board and any committees of the Board on which he or she served, if any, during 2008.

The Board of Directors has a standing Audit and Compensation Committee but no standing Nominating Committee.

Audit Committee. The Audit Committee, which was formed in July 1998, reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the selection of our independent auditors, the scope of the annual audits, fees to be paid to the auditors, the performance of our auditors and our accounting practices and internal controls. The Audit Committee operates pursuant to a written charter, as amended, adopted by the Board of Directors on June 12, 2000. The current members of the Audit Committee are Messrs. Egan and Cespedes and Ms. Lebowitz, all of whom are employee directors. None of the current committee members are considered “independent” within the meaning of applicable NASD rules. Ms. Lebowitz serves as the “audit committee financial expert” within the meaning of applicable SEC rules, but is not considered “independent” within the meaning of applicable NASD rules. Including unanimous written actions of the Committee, the Audit Committee held 3 meetings in 2008.

Compensation Committee . The Compensation Committee, which did not meet in 2008, (including unanimous written actions of the Committee), establishes salaries, incentives and other forms of compensation for officers and other employees of theglobe. The Compensation Committee (as well as the entire Board of Directors) also approves option grants under all of our outstanding stock based incentive plans. The current members of the Compensation Committee are Messrs. Egan and Cespedes.

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

ITEM 11. EXECUTIVE COMPENSATION

OVERVIEW

As more fully discussed in Note 3, “Sale of Tralliance and Share Issuance” of the accompanying Notes to Consolidated Financial Statements, on September 29, 2008 the Company sold its last remaining operating business, Tralliance.  Commensurate with the sale of its Tralliance business on September 29, 2008, the Company also entered into Termination Agreements with each of its Named Executive Officers (each a “Termination Agreement”).  Pursuant to the Termination Agreements, the Company’s employment agreements with each of Michael S. Egan, Edward A. Cespedes and Robin S. Lebowitz, the Company’s Chief Executive Officer, President and Vice President of Finance, all dated August 1, 2003, respectively, were terminated.  Notwithstanding the termination of these employment agreements, each of Messrs Egan and Cespedes and Ms. Lebowitz remain in their previous positions as officers and directors of the Company, however they now receive no compensation from the Company.  Additionally, on September 29, 2008 the Company entered into a Master Services Agreement with Dancing Bear Investments, Inc., an entity controlled by our Chairman Michael S. Egan, to provide management resources and other services to the Company.

EMPLOYMENT AGREEMENTS

On August 1, 2003, we entered into separate employment agreements with each of our named executive officers, each of which was terminated on September 29, 2008. The employment agreements with the Chief Executive Officer and President each provided for an annual base salary of $250,000 with eligibility to receive annual increases as determined in the sole discretion of the Board of Directors and an annual cash bonus, which would be awarded upon the achievement of specified pre-tax operating income, not to be less than $50,000 per year. Effective October 1, 2007, these employment agreements were amended so as to irrevocably terminate the Company’s obligation to pay guaranteed annual minimum bonuses of $50,000 to these officers in the future. The employment agreement, as amended, with the Vice President of Finance currently provided for an annual base salary of $140,000 and a discretionary annual cash bonus, awarded at the discretion of the Board of Directors.

Additionally, each of the employment agreements with the named executive officers provided for (i) employment as one of our executives; (ii) participation in all welfare, benefit and incentive plans, including equity based compensation plans, offered to senior management; and (iii) a term of employment which commenced on August 1, 2003 through the first anniversary thereof, and which automatically extends for one day each day unless either the Company or the executive provides written notice to the other not to further extend. Each of the employment agreements also provided for payments to be made to the executive officers if they were terminated “without cause” or if the executive terminated with “good reason,” or in the event that the executive officer’s employment was terminated as a result of disability or death, or in the event of a change in control of the Company.

As discussed earlier, the Company’s August 1, 2003 employment agreements (as amended) with Messrs Egan and Cespedes and Ms. Lebowitz were terminated on September 29, 2008.

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid by us to those persons serving as the principal executive officer and principal financial officer at any time during the last calendar year and our other executive officer for the years ended December 31, 2008 and 2007 (collectively, the "Named Executive Officers"):

Name and Principal Position	Year		Salary ($)	Bonus ($)	Option Awards (2) ($)	All Other (3) ($)	Total ($)
Michael S. Egan,	2008	(1)	193,678	0	0	496	194,174
Chairman, Chief Executive Officer (4)	2007		250,000	0	0	1,163	251,163

Edward A. Cespedes,	2008	(1)	193,678	0	0	15,036	208,713
President, Treasurer and Chief	2007		250,000	0	0	16,418	266,418
Financial Officer (5)

Robin S. Lebowitz,	2008	(1)	108,459	2,500	0	14,602	125,561
Former Chief Financial Officer;	2007		140,000	0	0	15,182	155,182
Vice President of Finance (6)

(1) Reflects amounts awarded to, earned by or paid by us through September 29, 2008, the termination date of the Employment Agreements with the Named Executive Officers.

(2) No stock options were granted to any of the Named Executive Officers during 2008 or 2007.

(3) Other compensation includes the cost of life, disability and accidental death and dismemberment insurance premiums paid on behalf of the Named Executive Officers.  In the case of the President and Vice President of Finance other compensation also includes the cost of medical and dental insurance coverage for the named executive officer, their spouse and dependents, as applicable.

(4) Mr. Egan became and executive officer in July 1998.  We began paying Mr. Egan a base salary in July 2003.  The amount reported in 2008 includes $107,139 of accrued and unpaid salary.

(5) Cespedes became President in June 2002 and Treasurer and Chief Financial Officer in February 2005.

(6) Ms. Lebowitz became an officer of the Company in June 2002 and Chief Financial Officer in July 2002. In February 2004, Ms. Lebowitz resigned her position as Chief Financial Officer and became Vice President of Finance.

OUTSTANDING EQUITY AWARDS AT FISCAL 2008 YEAR-END

	Number of Securities Underlying Unexercised Options (1)		Option Exercise	Option Expiration
Name	Exercisable (#)	Unexercisable (#)	Price ($)	Date

Michael S. Egan	70,000	—	$15.75	1/6/2009
	10,000	—	6.69	2/17/2010
	7,500	—	.23	6/27/2011
	7,500	—	.04	6/21/2012
	2,500,000	—	.02	8/13/2012
	1,000,000	—	.56	5/22/2013
	1,750,000	—	.12	4/7/2015

Edward A. Cespedes	50,000	—	$15.75	1/6/2009
	15,000	—	6.69	2/17/2010
	20,000	—	2.50	4/18/2010
	7,500	—	2.38	6/8/2010
	7,500	—	.23	6/27/2011
	7,500	—	.04	6/21/2012
	1,750,000	—	.02	8/13/2012
	550,000	—	.56	5/22/2013
	1,750,000	—	.12	4/7/2015

Robin S. Lebowitz	1,580	—	$1.59	5/31/2010
	25,000	—	0.05	12/14/2011
	7,500	—	0.04	6/21/2012
	500,000	—	0.02	8/13/2012
	100,000	—	0.56	5/22/2013
	400,000	—	0.12	4/7/2015
	100,000	—	0.14	8/16/2016

(1) All stock option awards included in the above table are fully vested. None of the Named Executive Officers exercised any stock options during the year ended December 31, 2008.

COMPENSATION OF DIRECTORS

Directors who are also our employees receive no compensation for serving on our Board or committees. We reimburse non-employee directors for all travel and other expenses incurred in connection with attending Board and committee meetings. Non-employee directors are also eligible to receive automatic stock option grants under our 1998 Stock Option Plan, as amended and restated. As of December 31, 2008 there were no directors who met this definition.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of March 10, 2009 (except as otherwise indicated) by (i) each person who owns beneficially more than 5% of our Common Stock, (ii) each of our directors, (iii) each of our "Named Executive Officers" and (iv) all directors and executive officers as a group. A total of 441,484,838 shares of theglobe’s Common Stock were issued and outstanding on March 10, 2009.

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

	SHARES BENEFICIALLY OWNED
DIRECTORS, NAMED EXECUTIVE OFFICERS AND 5% STOCKHOLDERS	NUMBER	PERCENT	TITLE OF CLASS

Dancing Bear Investments, Inc. (1)	48,303,148	10.9%	Common

Michael S. Egan (1)(2)(6)(7)(8)(9)	350,449,034	76.7%	Common

Edward A. Cespedes (3)	4,157,500	*	Common

Robin S. Lebowitz (4)	1,134,080	*	Common

Carl Ruderman (5)	10,000,000	2.2%	Common

E&C Capital Partners, LLLP (6)(8)	48,469,012	10.7%	Common

E&C Capital Partners II, LLLP(7)	6,000,000	1.4%	Common

The Registry Management Company, LLC (9)	229,000,000	51.9%	Common

All directors and executive officers as a group (3 persons)	355,740,614	76.9%	Common

* less than 1%

(1) Mr. Egan owns Dancing Bear Investments, Inc.

(2) Includes the shares that Mr. Egan is deemed to beneficially own as the controlling investor of Dancing Bear Investments, Inc., E&C Capital Partners, LLLP, and E&C Capital Partners II, LLLP and as the Trustee of the Michael S. Egan Grantor Retained Annuity Trusts for the benefit of his children. Also includes (i) 5,345,000 shares of our Common Stock issuable upon exercise of options that are currently exercisable; (ii) 3,541,337 shares of our Common Stock held by Mr. Egan's wife, as to which he disclaims beneficial ownership; and (iii) 204,082 shares of our Common Stock issuable upon exercise of warrants at $1.22 per share owned by Mr. Egan and his wife.

(3) Consists of 4,157,500 shares of our Common Stock issuable upon exercise of options that are currently exercisable.

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

(9)  The Registry Management Company, LLC is a privately held investment vehicle controlled by our Chairman, Michael S. Egan.  Our President, Edward A. Cespedes and our Vice President of Finance, Robin S. Lebowitz, have minority, non-controlling interests in The Registry Management Company, LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons .

Certain directors of the Company also serve as officers and directors of and own controlling interests in Dancing Bear Investments, Inc., E&C Capital Partners LLLP, E&C Capital Partners II, LLLP, The Registry Management Company, LLC, Tralliance Registry Management Company, LLC, Labigroup Holdings, LLC and Search.Travel LLC.  Dancing Bear Investments, Inc., E&C Capital Partners, LLLP and E&C Capital Partners II, LLLP are stockholders of the Company and are entities controlled by our Chairman.

As more fully discussed in Note 3, “Sale of Tralliance and Share Issuance,” in the accompanying Notes to Consolidated Financial Statements on September 29, 2008, the Company closed upon a definitive agreement whereby it (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management Company LLC (“Tralliance Registry Management”) and (ii) issued 229,000,000 shares of its Common Stock (the “Shares”) to The Registry Management Company, LLC (“Registry Management”) (the “Purchase Transaction”).  Tralliance Registry Management and Registry Management are entities directly or indirectly controlled by Michael S. Egan, our Chairman and Chief Executive Officer and principal stockholder, and each of our two remaining executive officers and Board members, Edward A. Cespedes, our President, and Robin Segaul Lebowitz, our Vice President of Finance, own a minority interest in Registry Management.  After giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan now beneficially owns approximately 77% of the Company’s issued and outstanding Common Stock.

In connection with the Purchase Transaction, the Company received (i) consideration totaling approximately $6,409,800 and consisting of the surrender to theglobe and satisfaction of secured demand convertible promissory notes issued by theglobe and held by Registry Management in the aggregate principal amount of $4,250,000, together with all accrued and unpaid interest of approximately $1,290,300 through the date of closing of the Purchase Transaction and satisfaction of approximately $869,500 in outstanding rent and miscellaneous fees due and unpaid to the Registry Management through the date of closing of the Purchase Transaction, and (ii) an earn-out equal to 10% (subject to certain minimums) of Tralliance Registry Management’s “net revenue” (as defined) derived from “.travel” names registered by Tralliance Registry Management from September 29, 2008 through May 5, 2015 (the “Earn-out”).  The minimum Earn-out payable by Tralliance Registry Management to theglobe will be at least $300,000 in the first year of the Earn-out Agreement, increasing by $25,000 each subsequent year (pro-rated for the final year of the Earn-out).  During January 2009, the Company received its initial minimum Earn-out installment payment in the amount of $75,000 from Tralliance Registry Management.

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

In connection with the closing of the Purchase Transaction, the Company also entered into a Master Services Agreement (“Services Agreement”) with Dancing Bear Investments, Inc. (“Dancing Bear”), an entity which is controlled by Mr. Egan.  Under the terms of the Services Agreement, for a fee of $20,000 per month ($240,000 per annum), Dancing Bear will provide personnel and services to the Company so as to enable it to continue its existence as a public company without the necessity of any full-time employees of its own.  The Services Agreement has an initial term of one year and is subject to renewal or early termination under certain events.  Services under the Services Agreement include, without limitation, accounting, assistance with financial reporting, accounts payable, treasury/financial planning, record retention and secretarial and investor relations functions.  A total of $60,667 related to the Services Agreement has been expensed during 2008, with $40,667 of such amount remaining unpaid and accrued at December 31, 2008.

As more fully discussed in Note 8, “Debt” in the accompanying Notes to Consolidated Financial Statements, on June 6, 2008, the Company and its subsidiaries, as guarantors, entered into a Revolving Loan Agreement with Dancing Bear, pursuant to which Dancing Bear may loan up to $500,000 to the Company on a revolving basis (the “Credit Line”).  In connection with its entry into the Credit Line, the Company borrowed $100,000 under the Credit Line.  Subsequently, on June 19, 2008, July 10, 2008 and August 6, 2008, the Company made additional borrowings of $100,000 each under the Credit Line.  On September 3, 2008, the Company borrowed the final $100,000 available under the Credit Line.  All borrowings under the Credit Line, including accrued interest on borrowed funds at the rate of 10% per annum, are due and payable in one lump sum on the first anniversary date of the Credit Line, or June 6, 2009, or sooner upon the occurrence of an event of default under the loan documentation.  All amounts outstanding from time to time under the Credit Line are secured by a lien on all of the assets of the Company and its subsidiaries.

Also, as more fully described in Note 8, “Debt,” on June 10, 2008 Dancing Bear converted an aggregate of $400,000 of outstanding 2007 Convertible Notes due to them by the Company into an aggregate of 40,000,000 shares of the Company’s Common Stock.

On December 20, 2007, Tralliance entered into a Bulk Registration Co-Marketing Agreement (the “Co-Marketing Agreement”) with Labigroup Holdings, LLC (“Labigroup”), under Tralliance’s bulk purchase program. Labigroup is a private entity controlled by the Company’s Chairman and our remaining directors own a minority interest in Labigroup. Under the Co-Marketing Agreement, Labigroup committed to purchase a predetermined minimum number of “.travel” domain names on a bulk basis from an accredited “.travel” registrar of its own choosing and to establish a predetermined minimum number of related “.travel” websites. As consideration for the “.travel” domain names to be purchased under the Co-Marketing Agreement, Labigroup agreed to pay certain fixed fees and make certain other payments including, but not limited to, an ongoing royalty calculated as a percentage share of its net revenue, as defined in the Co-Marketing Agreement (the “Labigroup Royalties”), to Tralliance. The Co-Marketing Agreement has an initial term which expires September 30, 2010 after which it may be renewed for successive periods of two and three years, respectively. During the years ended December 31, 2007 and 2008, Labigroup registered a total of 164,708 and 10,595 “.travel” domain names under the Co-Marketing Agreement, respectively.  During the years ended December 31, 2007 and 2008, Labigroup paid a total of $262,500 and $454,430 in fees and costs to Tralliance under the Co-Marketing Agreement, respectively.  Such amounts, which are equal to the amount of incremental fees and costs incurred by Tralliance in registering these bulk purchase names, have been treated as a reimbursement of these incremental fees and costs in the Company’s financial statements.   As part of the sale of its Tralliance business on September 29, 2008, all of the Company’s rights and obligations under the Co-Marketing Agreement were assigned to Tralliance Registry Management.

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

On May 29, 2007, Dancing Bear entered into a note purchase agreement (the “2007 Agreement”) with the Company pursuant to which Dancing Bear acquired a secured demand convertible promissory note (the “2007 Convertible Note”) in the amount of $250,000. Under the terms of the 2007 Agreement, Dancing Bear was granted the optional right, for a period of 180 days from the date of the 2007 Agreement, to purchase additional 2007 Convertible Notes such that the aggregate principal amount issued under the 2007 Agreement could total $3,000,000. On June 25, 2007, July 19, 2007 and September 6, 2007, Dancing Bear acquired additional 2007 Convertible Notes in the principal amounts of $250,000, $500,000 and $250,000 respectively.  Interest associated with the 2007 Convertible Notes of approximately $81,250 and $58,600 was charged to expense during the years ended December 31, 2008 and 2007, respectively.  As more fully discussed in Note 8 “Debt,” the Company’s obligation to repay the remaining $850,000 in principal (after the conversion of $400,000 of debt on June 10, 2008) and $139,850 of accrued interest related to the 2007 Convertible Notes was terminated on September 29, 2008 in connection with the consummation of the Purchase Transaction.

On April 2, 2007, theglobe agreed to transfer to Michael Egan all of its VoIP intellectual property in consideration for his agreement to provide certain security and credit enhancements in connection with the MySpace litigation Settlement Agreement (See Note 11, “Litigation”, for further discussion). The Company had previously written off the value of the VoIP intellectual property as a result of its evaluation of the VoIP telephony services business’ long-lived assets in connections with the preparation of the Company’s 2004 year-end consolidated financial statements.

Several entities controlled by the Company’s Chairman and Chief Executive Officer (the “Related Entities”) have provided services to the Company, including: the lease of office space; and the outsourcing of customer services, human resources and payroll processing functions. During the years ended December 31, 2008 and 2007, approximately $354,000 and $473,000 of expense related to these services was recorded, respectively.  In connection with the Purchase Transaction discussed above and in Note 3, “Sale of Tralliance and Share Issuance,” all of the receivables owed by the Company to the Related Entities as of the date of closing of the Purchase Transaction, totaling $869,500, were assigned and contributed to Registry Management, who then surrendered their right to receive payment for such obligations from the Company as part of the consideration for the Purchase Transaction.

An entity owned solely by the sister of the Company’s President, Treasurer and Chief Financial Officer and Director provided certain administrative services to the Company.  During the years ended December 31, 2008 and 2007, $33,350 and $11,250 of expense related to these services was recorded, respectively.

Director Independence .. None of the current members of the Company’s Board of Directors are considered “independent” within the meaning of applicable NASD rules

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees . The aggregate fees billed by Rachlin Cohen & Holtz LLP (“Rachlin Cohen”), independent public accountants, for professional services rendered for the audit of our annual financial statements during 2008 and 2007 and the reviews of the financial statements included in our Forms 10-Q and 10-K, as appropriate, were $83,856 and $81,529, respectively.

Audit-Related Fees . During the last two fiscal years, Rachlin Cohen provided the Company with the following services that are reasonably related to the performance of the audit of our financial statements:

Aggregate fees billed during 2008 for assurance and related services related to the filing of an Information Statement in connection with the Tralliance Asset Sale and Share Issuance were $28,963.  No such audit-related fees were incurred during 2007.

Other services relating to research of various accounting pronouncements and technical issues were $170 for 2008 and $518 for 2007.

Tax Fees . The aggregate fees billed for tax services provided by Rachlin Cohen in connection with tax compliance, tax consulting and tax planning services during 2008 and 2007, were $67,751 and $81,358, respectively.

All Other Fees . Except as described above, the Company had no other fees for services provided by Rachlin Cohen during 2008 and 2007.

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

(3)	Exhibit Index

3.1	Form of Fourth Amended and Restated Certificate of Incorporation of the Company (3).

3.2	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation (15).

3.3	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 29, 2003 (15).

3.4	Certificate relating to Previously Outstanding Series of Preferred Stock and Relating to the Designation, Preferences and Rights of the Series F Preferred Stock (11).

3.5	Certificate of Amendment Relating to the Designation Preferences and Rights of the Junior Participating Preferred Stock (12).

3.6	Form of By-Laws of the Company (15).

3.7	Certificate of Amendment Relating to the Designation Preferences and Rights of the Series H Automatically Converting Preferred Stock (14).

3.8	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on December 1, 2004 (17).

4.1	Registration Rights Agreement, dated as of September 1, 1998 (5).

4.2	Amendment No.1 to Registration Rights Agreement, dated as of April 9, 1999 (6).

4.3	Specimen certificate representing shares of Common Stock of the Company (4).

4.4	Amended and Restated Warrant to Acquire Shares of Common Stock (2).

4.5	Form of Rights Agreement, by and between the Company and American Stock Transfer & Trust Company as Rights Agent (3).

4.6	Form of Warrant dated November 12, 2002 to acquire shares of Common Stock (8).

4.7	Form of Warrant dated May 28, 2003 to acquire an aggregate of 500,000 shares of theglobe.com Common Stock (9).

4.8	Form of Warrant dated March 5, 2004 to acquire securities of theglobe.com, inc. (13).

4.9	Warrant to Acquire 5,000,000 shares of theglobe.com, inc. dated as of November 22, 2006 to Carl Ruderman (19)*

4.10	Warrant to Acquire 5,000,000 shares of theglobe.com, inc. dated as of November 22, 2006 to Carl Ruderman (19).*

4.11	Security Agreement dated May 29, 2007 by and between theglobe.com, inc. and Dancing Bear Investments, Inc. (20).

4.12	Unconditional Guaranty Agreement dated May 29, 2007 (20).

4.13	$250,000 Secured Demand Convertible Promissory Note dated May 29, 2007 (20).

4.14	$250,000 Secured Demand Convertible Promissory Note dated June 25, 2007 (21).

4.15	$250,000 Secured Demand Convertible Promissory Note dated July 19, 2007 (22).

4.16	$250,000 Secured Demand Convertible Promissory Note dated September 6, 2007 (23).

10.1	Form of Indemnification Agreement between the Company and each of its Directors and Executive Officers (1).

10.2	2000 Broad Based Stock Option Plan (7).**

10.3	1998 Stock Option Plan, as amended (6).**

10.4	1995 Stock Option Plan (1).**

10.5	Employment Agreement dated August 1, 2003 between theglobe.com, inc. and Michael S. Egan (10).**

10.6	Employment Agreement dated August 1, 2003 between theglobe.com, inc. and Edward A. Cespedes (10).**

10.7	Employment Agreement dated August 1, 2003 between theglobe.com, inc. and Robin Segaul Lebowitz (10).**

10.8	Amended & Restated Non-Qualified Stock Option Agreement effective as of August 12, 2002 between theglobe.com, inc. and Michael S. Egan (10).**

10.9	Amended & Restated Non-Qualified Stock Option Agreement effective as of August 12, 2002 between theglobe.com, inc. and Edward A. Cespedes (10).**

10.10	Amended & Restated Non-Qualified Stock Option Agreement effective as of August 12, 2002 between theglobe.com, inc. and Robin Segaul Lebowitz (10).**

10.11	2003 Amended and Restated Non-Qualified Stock Option Plan (18).**

10.12	theglobe.com 2004 Amended and Restated Stock Option Plan (16).

10.13	Warrant Purchase Agreement dated as of November 22, 2006 by and between theglobe.com, inc. and Carl Ruderman (19).*

10.14
Stockholders’ Agreement dated as of November 22, 2006 by and among theglobe.com, inc., Michael S. Egan, Edward A. Cespedes, E&C Capital Partners, LLLP, E&C Capital Partners II, Ltd., Dancing Bear Investments, Inc. and Carl Ruderman (19).

10.15	Note Purchase Agreement dated May 29, 2007 between theglobe.com, inc. and Dancing Bear Investments, Inc. (20).

10.16	Amendment to Employment Agreement dated October 1, 2007 between theglobe.com and Michael S. Egan (24).**

10.17	Amendment to Employment Agreement dated October 1, 2007 between theglobe.com and Edward A. Cespedes (24).**

10.18	Master Co-Marketing Agreement dated October 1, 2007 between Neustar, Inc. and Tralliance Corporation (24).*

10.19	Agreement Conveyance and Bill of Sale dated as of December 13, 2007 by and between theglobe.com, inc., Tralliance Corporation and Search.Travel LLC (25).

10.20	Letter of Intent Agreement dated as of February 1, 2008 by and between The Registry Management Company LLC, Tralliance Corporation and theglobe,com, inc. (26).

10.21	Bulk Registration Co-Marketing Agreement dated as of December 20, 2007 by and between Tralliance Corporation and Labigroup Holdings, LLC. (27)*

10.22	Revolving Loan Agreement dated as of June 6, 2008 by and between theglobe.com, inc. and Dancing Bear Investments, Inc. (28).

10.23	$500,000 Promissory Note dated June 6, 2008 (28).

10.24	Unconditional Guaranty Agreement dated June 6, 2008 (28).

10.25	Security Agreement dated June 6, 2008 (28).

10.26	Purchase Agreement dated as of June 10, 2008 by and between theglobe.com, inc., Tralliance Corporation and The Registry Management Company, LLC (29).

10.27	Earn-out Agreement dated September 29, 2008 by and between theglobe.com. inc. and Tralliance Registry Management Company, LLC (30).

10.28	Management Services Agreement dated September 29, 2008 with Dancing Bear Investments, Inc. (30).

10.29	Termination Agreement dated September 29, 2008 with Michael S. Egan (30).

10.30	Termination Agreement dated September 29, 2008 with Edward A. Cespedes (30).

10.31	Termination Agreement dated September 29, 2008 with Robin Segaul-Lebowitz (30).

21.	Subsidiaries

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

EXHIBIT INDEX
NO. ITEM

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

6. Incorporated by reference from our Form S-1 filed April 13, 1999.

7. Incorporated by reference from our Form 10-Q for the quarter ended March 31, 2000 dated May 15, 2000.

8. Incorporated by reference from our Form 8-K filed on November 26, 2002.

9. Incorporated by reference from our Form 8-K filed on June 6, 2003.

10. Incorporated by reference from our Form 10-QSB filed on November 14, 2003.

11. Incorporated by reference from our Form 10-K filed on March 31, 2003.

12. Incorporated by reference from our Registration Statement on Form SB-2 filed on April 16, 2004 (Registration No. 333-114556).

13. Incorporated by reference from our Form 8-K filed on March 17, 2004.

14. Incorporated by reference from our Form 8-K filed September 7, 2004.

15. Incorporated by reference from our Form SB-2 filed April 16, 2004.

16. Incorporated by reference from our S-8 filed October 13, 2004.

17. Incorporated by reference from our Form 8-K filed on December 2, 2004.

18. Incorporated by reference from our Form S-8 filed January 22, 2004.

19. Incorporated by reference from our Form 10-K filed on March 30, 2007.

20. Incorporated by reference from our Form SC 13D/A-3 filed on May 30, 2007.

21. Incorporated by reference from our Form 8-K filed on June 26, 2007.

22. Incorporated by reference from our Form 10-Q filed on July 23, 2007.

23. Incorporated by reference from our Form 8-K filed on September 7, 2007.

24. Incorporated by reference from our Form 10-Q/A filed on November 14, 2007.

25. Incorporated by reference from our Form 8-K filed on December 20, 2007.

26. Incorporated by reference from our Form 8-K filed on February 7, 2008.

27. Incorporated by reference from our Form 10-K filed on March 27, 2008.

28. Incorporated by reference from our Form 8-K filed on June 11, 2008.

29. Incorporated by reference from our Form 8-Kfiled on June 13, 2008.

30. Incorporated by reference from our Form 8-K filed on October 3, 2008.

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

theglobe.com, inc.

Dated: March 27, 2009	By:	/s/ Michael S. Egan
Michael S. Egan
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Edward A. Cespedes
Edward A. Cespedes
President, Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Michael S. Egan	March 27, 2009
Michael S. Egan
Chairman, Director

/s/ Edward A. Cespedes	March 27, 2009
Edward A. Cespedes
Director

/s/ Robin Lebowitz	March 27, 2009
Robin Lebowitz
Director

EXHIBIT INDEX

NO. ITEM
3.1	Form of Fourth Amended and Restated Certificate of Incorporation of the Company (3).

3.2	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation (15).

3.3	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 29, 2003 (15).

3.4	Certificate relating to Previously Outstanding Series of Preferred Stock and Relating to the Designation, Preferences and Rights of the Series F Preferred Stock (11).

3.5	Certificate of Amendment Relating to the Designation Preferences and Rights of the Junior Participating Preferred Stock (12).

3.6	Form of By-Laws of the Company (15).

3.7	Certificate of Amendment Relating to the Designation Preferences and Rights of the Series H Automatically Converting Preferred Stock (14).

3.8	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on December 1, 2004 (17).

4.1	Registration Rights Agreement, dated as of September 1, 1998 (5).

4.2	Amendment No.1 to Registration Rights Agreement, dated as of April 9, 1999 (6).

4.3	Specimen certificate representing shares of Common Stock of the Company (4).

4.4	Amended and Restated Warrant to Acquire Shares of Common Stock (2).

4.5	Form of Rights Agreement, by and between the Company and American Stock Transfer & Trust Company as Rights Agent (3).

4.6	Form of Warrant dated November 12, 2002 to acquire shares of Common Stock (8).

4.7	Form of Warrant dated May 28, 2003 to acquire an aggregate of 500,000 shares of theglobe.com Common Stock (9).

4.8	Form of Warrant dated March 5, 2004 to acquire securities of theglobe.com, inc. (13).

4.9	Warrant to Acquire 5,000,000 shares of theglobe.com, inc. dated as of November 22, 2006 to Carl Ruderman (19)*

4.10	Warrant to Acquire 5,000,000 shares of theglobe.com, inc. dated as of November 22, 2006 to Carl Ruderman (19).*

4.11	Security Agreement dated May 29, 2007 by and between theglobe.com, inc. and Dancing Bear Investments, Inc. (20).

4.12	Unconditional Guaranty Agreement dated May 29, 2007 (20).

4.13	$250,000 Secured Demand Convertible Promissory Note dated May 29, 2007 (20).

4.14	$250,000 Secured Demand Convertible Promissory Note dated June 25, 2007 (21).

4.15	$250,000 Secured Demand Convertible Promissory Note dated July 19, 2007 (22).

4.16	$250,000 Secured Demand Convertible Promissory Note dated September 6, 2007 (23).

10.1	Form of Indemnification Agreement between the Company and each of its Directors and Executive Officers (1).

10.2	2000 Broad Based Stock Option Plan (7).**

10.3	1998 Stock Option Plan, as amended (6).**

10.4	1995 Stock Option Plan (1).**

10.5	Employment Agreement dated August 1, 2003 between theglobe.com, inc. and Michael S. Egan (10).**

10.6	Employment Agreement dated August 1, 2003 between theglobe.com, inc. and Edward A. Cespedes (10).**

10.7	Employment Agreement dated August 1, 2003 between theglobe.com, inc. and Robin Segaul Lebowitz (10).**

10.8	Amended & Restated Non-Qualified Stock Option Agreement effective as of August 12, 2002 between theglobe.com, inc. and Michael S. Egan (10).**

10.9	Amended & Restated Non-Qualified Stock Option Agreement effective as of August 12, 2002 between theglobe.com, inc. and Edward A. Cespedes (10).**

10.10	Amended & Restated Non-Qualified Stock Option Agreement effective as of August 12, 2002 between theglobe.com, inc. and Robin Segaul Lebowitz (10).**

10.11	2003 Amended and Restated Non-Qualified Stock Option Plan (18).**

10.12	theglobe.com 2004 Amended and Restated Stock Option Plan (16).

10.13	Warrant Purchase Agreement dated as of November 22, 2006 by and between theglobe.com, inc. and Carl Ruderman (19).*

10.14
Stockholders’ Agreement dated as of November 22, 2006 by and among theglobe.com, inc., Michael S. Egan, Edward A. Cespedes, E&C Capital Partners, LLLP, E&C Capital Partners II, Ltd., Dancing Bear Investments, Inc. and Carl Ruderman (19).

10.15	Note Purchase Agreement dated May 29, 2007 between theglobe.com, inc. and Dancing Bear Investments, Inc. (20).

10.16	Amendment to Employment Agreement dated October 1, 2007 between theglobe.com and Michael S. Egan (24).**

10.17	Amendment to Employment Agreement dated October 1, 2007 between theglobe.com and Edward A. Cespedes (24).**

10.18	Master Co-Marketing Agreement dated October 1, 2007 between Neustar, Inc. and Tralliance Corporation (24).*

10.19	Agreement Conveyance and Bill of Sale dated as of December 13, 2007 by and between theglobe.com, inc., Tralliance Corporation and Search.Travel LLC (25).

10.20	Letter of Intent Agreement dated as of February 1, 2008 by and between The Registry Management Company LLC, Tralliance Corporation and theglobe,com, inc. (26).

10.21	Bulk Registration Co-Marketing Agreement dated as of December 20, 2007 by and between Tralliance Corporation and Labigroup Holdings, LLC. (27)*

10.22	Revolving Loan Agreement dated as of June 6, 2008 by and between theglobe.com, inc. and Dancing Bear Investments, Inc. (28).

10.23	$500,000 Promissory Note dated June 6, 2008 (28).

10.24	Unconditional Guaranty Agreement dated June 6, 2008 (28).

10.25	Security Agreement dated June 6, 2008 (28).

10.26	Purchase Agreement dated as of June 10, 2008 by and between theglobe.com, inc., Tralliance Corporation and The Registry Management Company, LLC (29).

10.27	Earn-out Agreement dated September 29, 2008 by and between theglobe.com. inc. and Tralliance Registry Management Company, LLC (30).

10.28	Management Services Agreement dated September 29, 2008 with Dancing Bear Investments, Inc. (30).

10.29	Termination Agreement dated September 29, 2008 with Michael S. Egan (30).

10.30	Termination Agreement dated September 29, 2008 with Edward A. Cespedes (30).

10.31	Termination Agreement dated September 29, 2008 with Robin Segaul-Lebowitz (30).

21.	Subsidiaries

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

EXHIBIT INDEX
NO. ITEM

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

6. Incorporated by reference from our Form S-1 filed April 13, 1999.

7. Incorporated by reference from our Form 10-Q for the quarter ended March 31, 2000 dated May 15, 2000.

8. Incorporated by reference from our Form 8-K filed on November 26, 2002.

9. Incorporated by reference from our Form 8-K filed on June 6, 2003.

10. Incorporated by reference from our Form 10-QSB filed on November 14, 2003.

11. Incorporated by reference from our Form 10-K filed on March 31, 2003.

12. Incorporated by reference from our Registration Statement on Form SB-2 filed on April 16, 2004 (Registration No. 333-114556).

13. Incorporated by reference from our Form 8-K filed on March 17, 2004.

14. Incorporated by reference from our Form 8-K filed September 7, 2004.

15. Incorporated by reference from our Form SB-2 filed April 16, 2004.

16. Incorporated by reference from our S-8 filed October 13, 2004.

17. Incorporated by reference from our Form 8-K filed on December 2, 2004.

18. Incorporated by reference from our Form S-8 filed January 22, 2004.

19. Incorporated by reference from our Form 10-K filed on March 30, 2007.

20. Incorporated by reference from our Form SC 13D/A-3 filed on May 30, 2007.

21. Incorporated by reference from our Form 8-K filed on June 26, 2007.

22. Incorporated by reference from our Form 10-Q filed on July 23, 2007.

23. Incorporated by reference from our Form 8-K filed on September 7, 2007.

24. Incorporated by reference from our Form 10-Q/A filed on November 14, 2007.

25. Incorporated by reference from our Form 8-K filed on December 20, 2007.

26. Incorporated by reference from our Form 8-K filed on February 7, 2008.

27. Incorporated by reference from our Form 10-K filed on March 27, 2008.

28. Incorporated by reference from our Form 8-K filed on June 11, 2008.

29. Incorporated by reference from our Form 8-Kfiled on June 13, 2008.

30. Incorporated by reference from our Form 8-K filed on October 3, 2008.

* Confidential portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment.

** Management contract or compensatory plan or arrangement.