Form 10-Q
period 2009-03-31
THEGLOBE COM INC
filed 2009-05-08
CIK 1066684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.  (check one)

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒  No ☐

The number of shares outstanding of the Registrant's Common Stock, $.001 par value (the "Common Stock") as of May 8, 2009 was 441,484,838.

THEGLOBE.COM, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THEGLOBE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2009	2008
	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$45,046	$89,754
Accounts receivable from related parties	—	75,000
Prepaid expenses	10,943	19,576

Total current assets	55,989	184,330

Other assets	40,000	40,000

Total assets	$95,989	$224,330

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable to related parties	$5,000	$40,667
Accounts payable	188,753	200,385
Accrued expenses and other current liabilities	519,624	567,182
Accrued interest due to related parties	35,562	23,233
Notes payable due to related parties	500,000	500,000
Net liabilities of discontinued operations	1,874,111	1,899,110

Total current liabilities	3,123,050	3,230,577

Stockholders' Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized;
441,484,838 issued and outstanding at March 31, 2009 and December 31, 2008	441,485	441,485

Additional paid-in capital	294,301,845	294,298,990
Accumulated deficit	(297,770,391)	(297,746,722)

Total stockholders' deficit	(3,027,061)	(3,006,247)

Total liabilities and stockholders’ deficit	$95,989	$224,330

See notes to unaudited condensed consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2009	2008
	(UNAUDITED)

Net Revenue	$—	$543,933

Operating Expenses:
Cost of revenue	—	31,692
Sales and marketing	—	127,822
General and administrative	23,363	618,066
Related party transactions	60,000	153,464
Depreciation	—	10,710
Intangible asset amortization	—	39,512
	83,363	981,266

Operating Loss from Continuing Operations	(83,363)	(437,333)
Other Income (Expense), net:
Related party interest expense	(12,329)	(115,932)
Interest income (expense)	(24)	2,782
Related party other income	75,000	—
Other income	44	172
	62,691	(112,978)

Loss from Continuing Operations
Before Income Tax	(20,672)	(550,311)
Income Tax Provision	—	—
Loss from Continuing Operations	(20,672)	(550,311)

Discontinued Operations, net of tax	(2,997)	965

Net Loss	$(23,669)	$(549,346)
Loss Per Share -
Basic and Diluted:
Continuing Operations	$—	$—
Discontinued Operations	$—	$—
Net Loss	$—	$—

Weighted Average Common Shares Outstanding	441,484,838	172,484,838

See notes to unaudited condensed consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2009	2008
	(UNAUDITED)
Cash Flows from Operating Activities:
Net loss	$(23,669)	$(549,346)
Add back: (income) loss from discontinued operations	2,997	(965)
Net loss from continuing operations	(20,672)	(550,311)

Adjustments to reconcile net loss from continuing operations to net cash flows from operating activities
Depreciation and amortization	—	50,223
Employee stock compensation	2,429	8,125
Compensation related to non-employee stock options	426	426

Changes in operating assets and liabilities
Accounts receivable from related parties	75,000	399,998
Accounts receivable	—	(14,423)
Prepaid and other current assets	8,633	(11,438)
Accounts payable to related parties	(35,667)	144,215
Accounts payable	(11,632)	(9,914)
Accrued expenses and other current liabilities	(47,558)	(416,468)
Accrued interest due to related parties	12,329	115,931
Deferred revenue	—	2,921

Net cash flows from operating activities of continuing operations	(16,712)	(280,715)
Net cash flows from operating activities of discontinued operations	(27,996)	(21,655)
Net cash flows from operating activities	(44,708)	(302,370)

Cash Flows from Investing Activities:
Proceeds from the sale of property and equipment of discontinued operations	—	7,000
Net cash flows from investing activities	—	7,000

Net Decrease in Cash and Cash Equivalents	(44,708)	(295,370)
Cash and Cash Equivalents, at beginning of period	89,754	631,198
Cash and Cash Equivalents, at end of period	$45,046	$335,828

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

UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The unaudited interim condensed consolidated financial statements of the Company as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed consolidated financial statements.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2009 and the results of its operations and its cash flows for the three months ended March 31, 2009 and 2008. The results of operations and cash flows for such periods are not necessarily indicative of results expected for the full year or for any future period.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions relate to estimates of collectibility of accounts receivable, the valuations of fair values of our Common Stock, options, warrants and our former Tralliance business, the impairment of long-lived assets, accounts payable and accrued expenses and other factors. At March 31, 2009 and December 31, 2008, a significant portion of our net liabilities of discontinued operations relate to charges that have been disputed by the Company and for which estimates have been required. Our estimates, judgments and assumptions are continually evaluated based upon available information and experience. Because of estimates inherent in the financial reporting process, actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash equivalents consist of money market funds and highly liquid short-term investments with qualified financial institutions. The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents.

COMPREHENSIVE INCOME (LOSS)

The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, "Reporting Comprehensive Income." Comprehensive income (loss) generally represents all changes in stockholders' equity during the year except those resulting from investments by, or distributions to, stockholders. The Company's comprehensive loss was approximately $24 thousand and $549 thousand for the three months ended March 31, 2009 and 2008, respectively, which approximated the Company's reported net loss.

REVENUE RECOGNITION

The Company’s revenue from continuing operations for the three months ended March 31, 2008 consists principally of registration fees for Internet domain registrations earned prior to the sale of its Tralliance business.  Such registration fees are reported net of transaction fees paid to an unrelated third party which served as the registry operator for the Company. Payments of registration fees had been deferred when initially received and recognized as revenue on a straight-line basis over the registrations’ terms.

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

Due to the anti-dilutive effect of potentially dilutive securities or common stock equivalents that could be issued, such securities were excluded from the diluted net loss per common share calculation for all periods presented. Such potentially dilutive securities and common stock equivalents consisted of the following for the periods ended March 31:

	2009	2008
Options to purchase common stock	13,597,000	15,601,000
Common shares issuable upon exercise of warrants	13,234,800	16,911,000
Common shares issuable upon conversion of Convertible Notes	—	193,000,000
Total	26,831,800	225,512,000

RECENT ACCOUNTING PRONOUNCEMENTS

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS 161”).  SFAS 161 has the same scope as Statement 133 and requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  This Statement changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  The adoption of SFAS 161 did not have a material impact on the Company’s consolidated financial statements.

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

SFAS 141R also requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual, which in most types of business combinations will result in measuring goodwill as the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of SFAS 141R did not have a material impact on our financial statements.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). This Statement changes the way the consolidated income statement is presented. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. Currently, net income attributable to the non-controlling interest generally is reported as an expense or other deduction in arriving at consolidated net income. It also is often presented in combination with other financial statement amounts. SFAS 160 results in more transparent reporting of the net income attributable to the non-controlling interest. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS 160 did not have a material impact on its financial statements.

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

During its recent past, the Company was able to continue operating as a going concern due principally to funding of $1,250,000 received during 2007 from the sale of secured convertible demand promissory notes (the “2007 Convertible Notes”) to an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer, additional funding of $380,000 provided from the sale of all of the Company’s rights related to its www.search.travel domain name and website to an entity also controlled by Mr. Egan in December 2007 and funding of $500,000 received during 2008 under a Revolving Loan Agreement with an entity also controlled by Mr. Egan (See Note 7, “Related Party Transactions” for further details).

 At March 31, 2009, the Company had a net working capital deficit of approximately $3,067,000, inclusive of a cash and cash equivalents balance of approximately $45,000.  Such working capital deficit included (i) a total of approximately $536,000 in principal and accrued interest owed under the aforementioned Revolving Loan Agreement to an entity controlled by Mr. Egan, and (ii) an aggregate of approximately $2,700,000 in unsecured accounts payable and accrued expenses owed to vendors and other non-related third parties (of which approximately $1,800,000 relates to liabilities of our VoIP telephony service discontinued business, with a significant portion of such liabilities related to charges which have been disputed by theglobe). theglobe believes that its ability to continue as a going concern for any significant length of time in the future will be heavily dependent, among other things, on its ability to prevail and avoid making any payments with respect to such disputed vendor charges and/or to negotiate favorable settlements (including discounted payment and/or payment term concessions) with the aforementioned creditors.

As more fully discussed in Note 3, “Sale of Tralliance and Share Issuance,” on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229,000,000 shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6,400,000). However, the Company continues to be obligated to repay its principal borrowings totaling $500,000, plus accrued interest at the rate of 10% per annum, due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement. All unpaid borrowings under the Revolving Loan Agreement, as amended on May 7, 2009 (See Note 8, “Subsequent Event”), including accrued interest, are due and payable by the Company in one lump sum on the earlier of (i) five business days following any demand for payment that is made on or after June 6, 2009, or (ii) the occurrence of an event of default as defined in the Revolving Loan Agreement. The Company currently has no ability to repay this loan should a demand for payment be made by the noteholder.  All borrowings under the Revolving Loan Agreement are secured by a pledge of all of the assets of the Company and its subsidiaries. After giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan now beneficially owns approximately 77% of the Company’s issued and outstanding Common Stock.

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

It is the Company’s preference to avoid filing for protection under the U.S. Bankruptcy Code. However, based upon the Company’s current financial condition as discussed above, management believes that additional debt or equity capital will need to be raised in order for theglobe to continue to operate as a going concern on a long-term basis. Such capital will be needed both to (i) fund its expected limited future operating losses and (ii) repay the $500,000 of secured debt and related accrued interest due under the Revolving Loan Agreement and a portion of the $2,700,000 unsecured indebtedness (assuming theglobe is successful in favorably resolving and settling certain disputed and non-disputed vendor charges related to such unsecured indebtedness).  Any such capital would likely come from Mr. Egan, or affiliates of Mr. Egan, as the Company currently has no access to credit facilities and had traditionally relied upon borrowings from related parties to meet short-term liquidity needs.  Any such capital raised would likely result in very substantial dilution in the number of outstanding shares of the Company’s Common Stock.

On a short-term liquidity basis, the Company must be successful in collecting the quarterly Earn-out payments contractually due from Tralliance Registry Management on a timely basis, and must receive the continued indulgence of substantially all of its creditors, in order to continue to operate as a going concern during the remainder of fiscal 2009.  Given theglobe’s current financial condition and the state of the current United States capital markets and economy, it has no current intent to seek to acquire, or start, any other businesses.

(3)  SALE OF TRALLIANCE AND SHARE ISSUANCE

On September 29, 2008, theglobe closed upon a previously announced Purchase Agreement (the “Purchase Agreement”) dated as of June 10, 2008, by and between theglobe.com, its subsidiary, Tralliance, Registry Management and Tralliance Registry Management, a wholly-owned subsidiary of Registry Management.  In connection with the closing, Registry Management assigned certain of its rights and obligations with respect to the purchased assets of Tralliance to Tralliance Registry Management.  Pursuant to the provisions of the Purchase Agreement, theglobe (i) issued two hundred twenty nine million (229,000,000) shares of its Common Stock (the “Shares”) (the “Share Issuance”) and (ii) sold the business and substantially all of the assets of its subsidiary, Tralliance to Tralliance Registry Management (the “Asset Sale” and, together with the Share Issuance, the “Sale” or “Purchase Transaction”) for (i) consideration totaling approximately $6,409,800 and consisting of surrender to theglobe and satisfaction of secured demand convertible promissory notes issued by theglobe and held by the Registry Management in the aggregate principal amount of $4,250,000, together with all accrued and unpaid interest of approximately $1,290,300 through the date of the closing of the Purchase Transaction and satisfaction of approximately $869,500 in outstanding rent and miscellaneous fees due and unpaid to Registry Management through the date of closing of the Purchase Transaction, and (ii) an earn-out equal to 10% of Tralliance Registry Management’s “net revenue” (as defined) derived from “.travel” names registered by Tralliance Registry Management from September 29, 2008 through May 5, 2015 (the “Earn-out”).  Registry Management and Tralliance Registry Management are directly or indirectly controlled by Michael S. Egan, our Chairman and Chief Executive Officer and principal stockholder and each of our two remaining Board members own a minority interest in Registry Management.  After giving effect to the closing of the Purchase Transaction, and the issuance of the Shares thereunder, Mr. Egan now beneficially owns approximately 77% of the Company’s issued and outstanding Common Stock.

Due to various factors related to the collectability of Earn-out payments from Tralliance Registry Management, including the current weak financial condition of Tralliance Registry Management, the uncertainty of its ability to become profitable in the future, and the fact that such Earn-out payments are payable to theglobe over an extended period of time (approximately 6 ½ years), no portion of the Earn-out was included in the purchase price for the Purchase Transaction as of the closing of the transaction.  Instead, the Company intends to recognize income related to the Earn-out on a prospective basis as and to the extent that future Earn-out payment are collected.  During January 2009, the Company received its initial minimum Earn-out installment payment from Tralliance Registry Management in the amount of $75,000, which was recorded as a credit to Other Income in the Consolidated Statement of Operations for the year ended December 31, 2008.  During March 2009, the Company received its second minimum Earn-out installment payment from Tralliance Registry Management in the amount of $75,000, which was recorded as a credit to Other Income in the Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2009.

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

In connection with the closing of the Purchase Agreement, the Company also entered into a Master Services Agreement (“Services Agreement”) with Dancing Bear Investments, Inc. (“Dancing Bear”), which is controlled by Mr. Egan.  Under the terms of the Services Agreement, for a fee of $20,000 per month ($240,000 per annum), Dancing Bear will provide personnel and services to the Company so as to enable it to continue its existence as a public company without the necessity of any full-time employees of its own.  The Services Agreement has an initial term of one year and is subject to renewal or early termination under certain events.  Services under the Services Agreement include, without limitation, accounting, assistance with financial reporting, accounts payable, treasury/financial planning, record retention and secretarial and investor relations functions. A total of $60,000 related to the Services Agreement has been expensed during the first quarter of 2009, with $5,000 of such amount remaining unpaid and accrued at March 31, 2009.

After giving effect to the closing of the Purchase Transaction, theglobe has no material operations or assets and no source of revenue other than the Earn-out.  The Purchase Transaction was not intended to result in theglobe “going private” and theglobe, subject to its financial wherewithal, presently intends to continue as a public company and make all requisite filings under the Securities and Exchange Act of 1934 to remain a public company.

(4) DISCONTINUED OPERATIONS

In March 2007, management and the Board of Directors of the Company made the decision to cease all activities related to its Computer Games businesses, including discontinuing the operations of its magazine publications, games distribution business and related websites. The Company’s decision to shutdown its computer games businesses was based primarily on the historical losses sustained by these businesses during the recent past and management’s expectations of continued future losses. As of March 31, 2009, all significant elements of its computer games business shutdown plan have been completed by the Company, except for the resolution and payment of remaining outstanding accounts payables.

In addition, in March 2007, management and the Board of Directors of the Company decided to discontinue the operating, research and development activities of its VoIP telephony services business and terminate all of the remaining employees of the business.   The Company’s decision to discontinue the operations of its VoIP telephony services business was based primarily on the historical losses sustained by the business since inception, management’s expectations of continued losses for the foreseeable future and estimates of the amount of capital required to attempt to successfully monetize its business.  As of March 31, 2009, all significant elements of its VoIP telephony services business shutdown plan have been completed by the Company, except for the resolution of certain vendor disputes and the payment of remaining outstanding vendor payables.

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

The following is a summary of the assets and liabilities of the discontinued operations of the computer games and VoIP telephony services businesses as included in the accompanying condensed consolidated balance sheets. A significant portion of the total liabilities of discontinued operations at March 31, 2009 and December 31, 2008 relate to charges that have been disputed by the Company and for which estimates have been required.

	March 31,	December 31,
	2009	2008
Assets:
Computer Games	$—	$—
VoIP Telephony Services	—	—

Total assets	$—	$—

	March 31,	December 31,
	2009	2008
Liabilities:
Computer Games
Accounts payable	$35,583	$35,584
Subscriber liability	4,971	4,971
	40,554	40,555
VoIP Telephony Services
Accounts payable	1,540,847	1,565,845
Other accrued expenses	228,710	228,710
	1,769,557	1,794,555

Total liabilities	$1,810,111	$1,835,110

Total liabilities of discontinued operations at March 31, 2009 and December 31, 2008 also include an income tax liability of $64,000 related to estimated taxes due in connection with an ongoing audit of a former subsidiary company.

Summarized results of operations financial information for the discontinued operations was as follows:

Periods Ended March 31,	2009	2008

Computer Games
Net revenue	$—	$—

Loss from operations, net of tax	$(2,698)	$(3,906)

VoIP Telephony Services:
Net revenue	$—	$—
Income (Loss) from operations, net of tax	$(299)	$4,871

 (5) STOCK OPTION PLANS

We have several stock option plans under which nonqualified stock options may be granted to officers, directors, other employees, consultants and advisors of the Company. In general, options granted under the Company’s stock option plans expire after a ten-year period and generally vest no later than three years from the date of grant. Incentive options granted to stockholders who own greater than 10% of the total combined voting power of all classes of stock of the Company must be issued at 110% of the fair market value of the stock on the date the options are granted. As of March 31, 2009, there were approximately 9,388,000 shares available for grant under the Company’s stock option plans.

There were no stock option grants or exercises during each of the three months ended March 31, 2009 and 2008.

 Stock option activity during the three months ended March 31, 2009 was as follows:

	Total Options	Weighted Average Exercise Price
Outstanding at December 31, 2008	14,963,660	$0.33
Granted	—
Exercised	—
Canceled / Expired	(1,367,080)	1.74
Outstanding at March 31, 2009	13,596,580	$0.18
Options exercisable at March 31, 2009	13,596,580	$0.18

Each of the weighted-average remaining contractual terms of stock options outstanding and stock options exercisable at March 31, 2009 were 5.0 years. The aggregate intrinsic value of both options outstanding and stock options exercisable at March 31, 2009 was $0.

Stock compensation cost is recognized on a straight-line basis over the vesting period. Stock compensation expense totaling $2,855 was charged to continuing operations during the three months ended March 31, 2009, including $426 of expense resulting from the vesting of non-employee stock options. During the three months ended March 31, 2008, stock compensation expense of $8,551 charged to continuing operations included $426 of expense related to the vesting of non-employee stock options.

At March 31, 2009, there was no unrecognized compensation expense related to unvested stock options.

The Company estimates the fair value of each stock option at the grant date by using the Black Scholes option-pricing model using the following assumptions: no dividend yield; a risk free interest rate based on the U.S. Treasury yield in effect at the time of grant; an expected option life based on historical and expected exercise behavior; and expected volatility based on the historical volatility of the Company’s stock price over a time period that is consistent with the expected life of the option.

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

At the Court’s request, plaintiffs selected six “focus” cases, which do not include the Company.  The Court indicated that its decisions in the six focus cases are intended to provide strong guidance for the parties in the remaining cases. On August 14, 2007, the plaintiffs filed amended complaints in the six focus cases, and on September 27, 2007, the plaintiffs moved to certify a class in these cases. On November 14, 2007, the defendants in the six focus cases filed motions to dismiss. On March 26, 2008, the District Court dismissed the Section 11 claims of those members of the putative classes in the focus cases who sold their securities for a price in excess of the initial offering price and those who purchased outside the previously certified class period. With respect to all other claims, the motions to dismiss were denied. On October 10, 2008, at the request of the plaintiffs, the motion for class certification was withdrawn, without prejudice.

On April 3, 2009, the plaintiffs submitted to the Court a motion for preliminary approval of a settlement of the approximately 300 coordinated cases, which includes theglobe, the underwriter defendants in the Company’s class action lawsuit, and the plaintiff class in the Company’s class action lawsuit.  The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including theglobe.  The settlement is subject to termination by the parties under certain circumstances, and Court approval.  There is no assurance that the Court will approve the settlement.

Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter. If the settlement is not approved and the Company is found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than the Company’s insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

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

(7)   RELATED PARTY TRANSACTIONS

On June 6, 2008, the Company entered into a Revolving Loan Agreement with Dancing Bear Investments, Inc. (“Dancing Bear”), pursuant to which Dancing Bear may loan up to $500,000 to the Company on a revolving basis (the “Credit Line”).   Dancing Bear is an entity controlled by Michael S. Egan, the Company’s Chairman and Chief Executive Officer.  During 2008 the Company made borrowings totaling the full amount of the $500,000 Credit Line.  At March 31, 2009, outstanding principal and accrued interest under the Credit Line totaled $500,000 and $35,562, respectively.  During the three months ended March 31, 2009, interest expense related to the Credit Line of $12,329 was recorded.  All borrowings under the Credit Line, including accrued interest on borrowed funds at the rate of 10% per annum, were initially due and payable in one lump sum on the first anniversary of the Credit Line, or June 6, 2009, or sooner upon the occurrence of an event of default under the loan documentation.  On May 7, 2009, as more fully described in Note 8, “Subsequent Event,” such repayment terms were amended so as to require the Company to repay any or all amounts due under the Credit Line in one lump sum on the earlier of (i) five business days following any demand for payment that is  made on or after June 6, 2009, or (ii) the occurrence of an event of default as defined in the Revolving Credit Agreement.

During the three months ended March 31, 2009, the Company received minimum Earn-out installment payments totaling $150,000 from Tralliance Registry Management Company LLC (“Tralliance Registry Management”) under an Earn-out Agreement entered into on September 29, 2008 by and between Tralliance Registry Management and the Company.  Tralliance Registry Management is an entity controlled by Michael S. Egan, and each of our two remaining executive officers and Board members, Edward A. Cespedes, our President, and Robin S. Lebowitz, our Vice President of Finance, who own a minority interest in The Registry Management Company, LLC, the parent company of Tralliance Registry Management.  In accounting for such proceeds, $75,000 was recorded as Related Party Other Income in the Company’s Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2009 and $75,000 served to reduce Account Receivables from Related Parties which had been recorded on the Company’s Consolidated Balance Sheet at December 31, 2008.

During the three months ended March 31, 2009, the Company paid management services fees totaling $95,667 to Dancing Bear under a Master Services Agreement entered into on September 29, 2008 by and between Dancing Bear and the Company.  In accounting for such payments, $60,000 was recorded as Related Party Transactions Expense on the Company’s Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2009 and $35,667 served to reduce Accounts Payable to Related Parties which had been recorded on the Company’s Consolidated Balance Sheet at December 31, 2008.

An entity owned solely by the sister of the Company’s President, Treasurer and Chief Financial Officer and Director provided certain administrative services to the Company.  During each of the three month periods ended March 31, 2009 and 2008, $11,250 of expense related to these services was recorded, respectively.

Several entities controlled by the Company’s Chairman and Chief Executive Officer have provided services to the Company, including the lease of office space and the outsourcing of customer services, human resources and payroll processing functions.  During the three month period ended March 31, 2008, approximately $142,214 of expense related to these services was recorded.

(8)  SUBSEQUENT EVENT

On May 7, 2009, the Company entered into a Note Modification Agreement with Dancing Bear Investments, Inc. (“Dancing Bear”), which amended the repayment terms of the Revolving Loan Agreement dated June 6, 2008 by and between the Company and Dancing Bear (see Note 7, “Related Party Transactions”).  Under the terms of the Note Modification Agreement, from and after June 6, 2009 (the original maturity date of the Revolving Loan Agreement), all amounts due under the Revolving Loan Agreement, including principal and accrued interest, will be due and payable on the earlier of (i) five (5) business days following any demand for payment, which demand can be made by Dancing Bear at any time; or (ii) the occurrence of an event of default, as defined in the Revolving Loan Agreement.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology, such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "intend," "potential" or "continue" or the negative of such terms or other comparable terminology, although not all forward-looking statements contain such terms. In addition, these forward-looking statements include, but are not limited to, statements regarding:

•	the outcome of pending litigation;

•	our ability to negotiate favorable settlements with unsecured creditors;

•	our ability to successfully resolve disputed liabilities;

•	our estimates or expectations of continued losses;

•	our expectations regarding future income (and in particular, income from an earn-out due from an affiliate) and expenses;

•	our ability to raise sufficient capital; and

•	our ability to continue to operate as a going concern.

These statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are not required to and do not intend to update any of the forward-looking statements after the date of this Form 10-Q or to conform these statements to actual results. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-Q might not occur. Actual results, levels of activity, performance, achievements and events may vary significantly from those implied by the forward-looking statements. A description of risks that could cause our results to vary appears under "Risk Factors" and elsewhere in this Form 10-Q. The following discussion should be read together in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes thereto and the audited consolidated financial statements and notes to those statements contained in the Annual Report on Form 10-K for the year ended December 31, 2008.

OVERVIEW

As more fully discussed in Note 3, “Sale of Tralliance and Share Issuance” in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements, on September 29, 2008, theglobe.com, inc. consummated the sale of the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management Company, LLC, an entity controlled by Michael S. Egan, the Company’s Chairman and Chief Executive Officer.  As a result of and on the effective date of the sale of its Tralliance business, which was theglobe’s remaining operating business, theglobe became a “shell company,” as that term is defined in Rule 12b-2 of the Exchange Act, with no material operations or assets.

As part of the consideration for the sale of its Tralliance business, theglobe received earn-out rights from Tralliance Registry Management (“Earn-Out”), which constitutes the only source of revenue for theglobe as a shell company.  theglobe’s operating expenses as a shell company consist of customary public company expenses, including accounting, financial reporting, legal, audit and other related public company costs.

In connection with the sale of its Tralliance business and Share Issuance, the Company entered into a Master Services Agreement with Dancing Bear Investments, Inc., an entity which is controlled by Mr. Egan.  Under the terms of the Services Agreement, for a fee of $20 thousand per month ($240 thousand per annum), Dancing Bear will provide personnel and services to the Company so as to enable it to continue its existence as a public company without the necessity of any full-time employees of its own.  Services under the Services Agreement include, without limitation, accounting, assistance with financial reporting, accounts payable, treasury/financial planning, record retention and secretarial and investor relations functions.

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

BASIS OF PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS; GOING CONCERN

We received a report from our independent registered public accountants, relating to our December 31, 2008 audited financial statements, containing an explanatory paragraph regarding our ability to continue as a going concern. Management believes that the recent sale of its Tralliance business on September 29, 2008 will significantly reduce the amount of operating and cash flow losses previously sustained by the Company. However, management does not believe that the sale of its Tralliance business will in itself allow the Company to become profitable and generate operating cash flows sufficient to fund its operations and pay its existing current liabilities (including those liabilities related to its discontinued operations) in the foreseeable future. Based upon our current cash resources and without the infusion of additional capital and/or the continued indulgence of its creditors, management does not believe the Company can operate as a going concern beyond a short period of time.  See “Future and Critical Need for Capital” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details.

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

Due to the Sale of our Tralliance business and Share Issuance on September 29, 2008, the results of our operations for the three months ended March 31, 2009 and the three months ended March 31, 2008 are not necessarily comparable.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO
THE THREE MONTHS ENDED MARCH 31, 2008

CONTINUING OPERATIONS

NET REVENUE. Net revenue for the three months ended March 31, 2009 was $0 compared to $544 thousand for the three months ended March 31, 2008.

COST OF REVENUE. Cost of revenue was $0 for the three months ended March 31, 2009, compared to approximately $32 thousand for the three months ended March 31, 2008.

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and related expenses of sales and marketing personnel, commissions, consulting, advertising and marketing costs, public relations expenses and promotional activities. Sales and marketing expenses totaled $0 for the three months ended March 31, 2009 versus approximately $128 thousand for the same period in 2008.

GENERAL AND ADMINISTRATIVE. Prior to the Sale of Tralliance and Share Issuance general and administrative expenses consisted primarily of salaries and other personnel costs related to management, finance and accounting functions, facilities, outside legal and professional fees, information-technology consulting, directors and officers insurance, and general corporate overhead costs. Subsequent to the sale of Tralliance general and administrative expenses include only those customary public company expenses, including accounting, legal, audit and other related public company costs. General and administrative expenses totaled approximately $23 thousand in the first quarter of 2009 as compared to approximately $618 thousand for the same quarter of the prior year.

RELATED PARTY TRANSACTIONS.  Related party transaction expense totaled $60 thousand for the three months ended March 31, 2009 as compared to approximately $153 thousand for the same period of 2008, a decrease of approximately $93 thousand.  Subsequent to the Sale of Tralliance and Share Issuance, the Company’s related party expenses consist of management services fees payable to Dancing Bear for accounting, finance, administrative and managerial support.  During 2008, the Company’s related party expenses consisted of related party charges for the leasing of office space, and the outsourcing of customer service, human resources and payroll processing functions.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense totaled $0 for the three months ended March 31, 2009 as compared to $50 thousand for the three months ended March 31, 2008.

RELATED PARTY INTEREST EXPENSE. Related party interest expense for the first quarter of 2009 was $12 thousand as compared to $116 thousand for the same quarter of 2008, reflecting the decrease in outstanding related party debt resulting from the Sale of Tralliance and Share Issuance.

INTEREST INCOME. Interest expense of $0 was reported for the first quarter of 2009 compared to interest income of approximately $3 thousand reported for the first quarter of the prior year.

RELATED PARTY OTHER INCOME.  Related party other income consists of the minimum Earn-Out payable quarterly by Tralliance Registry Management to the Company as further discussed in Note 3, “Sale of Tralliance and Share Issuance” in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.  Related party other income for the three months ended March 31, 2009 was $75 thousand.

INCOME TAXES. No tax benefit was recorded for the losses incurred during the first quarter of 2009 or the first quarter of 2008 as we recorded a 100% valuation allowance against our otherwise recognizable deferred tax assets due to the uncertainty surrounding the timing or ultimate realization of the benefits of our net operating loss carryforwards in future periods.

DISCONTINUED OPERATIONS

The loss from discontinued operations, net of income taxes totaled $2,997 in the first quarter of 2009 as compared to net income of $965 during the first quarter of 2008 and is summarized as follows:

	Computer Games	VoIP Telephony Services	Total
Three months ended March 31, 2009:
Net revenue	$—	$—	$—
Operating expenses	(2,698)	(299)	(2,997)
Other income, net	—	—	—
	$(2,698)	$(299)	$(2,997)

	Computer Games	VoIP Telephony Services	Total
Three months ended March 31, 2008:
Net revenue	$—	$—	$—
Operating expenses	(4,048)	(2,129)	(6,177)
Other income, net	142	7,000	7,142
	$(3,906)	$4,871	$965

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW ITEMS

As of March 31, 2009, we had approximately $45 thousand in cash and cash equivalents as compared to approximately $90 thousand as of December 31, 2008. Net cash flows used in operating activities of continuing operations totaled approximately $17 thousand and $281 thousand, for the three months ended March 31, 2009 and 2008, respectively, or a decrease of approximately $264 thousand. Such decrease was attributable primarily to a lower net loss from continuing operations for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

A total of $28 thousand in net cash flows were used in the operating activities of discontinued operations during the first quarter of 2009 as compared to a use of approximately $22 thousand of cash in operating activities of discontinued operations during the same period of the prior year.

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

During its recent past, the Company was able to continue operating as a going concern due principally to funding of $1.25 million received during 2007 from the sale of secured convertible demand promissory notes (the “2007 Convertible Notes”) to an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer, additional funding of $380 thousand provided from the sale of all of the Company’s rights related to its www.search.travel domain name and website to an entity also controlled by Mr. Egan in December 2007 and funding of $500 thousand received during 2008 under a Revolving Loan Agreement with an entity also controlled by Mr. Egan (See Note 7, “Related Party Transactions” for further details).

At March 31, 2009, the Company had a net working capital deficit of approximately $3.1 million, inclusive of a cash and cash equivalents balance of approximately $45 thousand.  Such working capital deficit included (i) a total of approximately $536 thousand in principal and accrued interest owed under the aforementioned Revolving Loan Agreement to an entity controlled by Mr. Egan, and (ii) an aggregate of approximately $2.7 million in unsecured accounts payable and accrued expenses owed to vendors and other non-related third parties (of which approximately $1.8 million relates to liabilities of our VoIP telephony service discontinued business, with a significant portion of such liabilities related to charges which have been disputed by theglobe). theglobe believes that its ability to continue as a going concern for any significant length of time in the future will be heavily dependent, among other things, on its ability to prevail and avoid making any payments with respect to such disputed vendor charges and/or to negotiate favorable settlements (including discounted payment and/or payment term concessions) with the aforementioned creditors.

As more fully discussed in Note 3, “Sale of Tralliance and Share Issuance” of the accompanying Unaudited Condensed Consolidated Financial Statements, on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229 million shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6.4 million). However, the Company continues to be obligated to repay its principal borrowings totaling $500 thousand, plus accrued interest at the rate of 10% per annum, due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement. All unpaid borrowings under the Revolving Loan Agreement, as amended on May 7, 2009 (see Note 8, “Subsequent Event”), including accrued interest, are due and payable by the Company in one lump sum on the earlier of (i) five business days following any demand for payment that is made on or after June 6, 2009, or (ii) the occurrence of an event of default as defined in the Revolving Loan Agreement. The Company currently has no ability to repay this loan should a demand for payment be made by the noteholder.  All borrowings under the Revolving Loan Agreement are secured by a pledge of all of the assets of the Company and its subsidiaries. After giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan now beneficially owns approximately 77% of the Company’s issued and outstanding Common Stock.

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

It is the Company’s preference to avoid filing for protection under the U.S. Bankruptcy Code. However, based upon the Company’s current financial condition as discussed above, management believes that additional debt or equity capital will need to be raised in order for theglobe to continue to operate as a going concern on a long-term basis. Such capital will be needed both to (i) fund its expected limited future operating losses and (ii) repay the $500 thousand of secured debt and related accrued interest due under the Revolving Loan Agreement and a portion of the $2.7 million unsecured indebtedness (assuming theglobe is successful in favorably resolving and settling certain disputed and non-disputed vendor charges related to such unsecured indebtedness).  Any such capital would likely come from Mr. Egan, or affiliates of Mr. Egan, as the Company currently has no access to credit facilities and had traditionally relied upon borrowings from related parties to meet short-term liquidity needs.  Any such capital raised would likely result in very substantial dilution in the number of outstanding shares of the Company’s Common Stock.

On a short-term liquidity basis, the Company must be successful in collecting the quarterly Earn-out payments contractually due from Tralliance Registry Management on a timely basis, and must receive the continued indulgence of substantially all of its creditors, in order to continue to operate as a going concern during the remainder of fiscal 2009.  Given theglobe’s current financial condition and the state of the current United States capital markets and economy, it has no current intent to seek to acquire, or start, any other businesses.

EFFECTS OF INFLATION

Management believes that inflation has not had a significant effect on our results of operations during 2009 and 2008.

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. At March 31, 2009 and December 31, 2008, a significant portion of our net liabilities of discontinued operations relate to charges that have been disputed by the Company and for which estimates have been required. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

Certain of our accounting policies require higher degrees of judgment than others in their application. These include revenue recognition, valuation of accounts receivables and payables and valuation of other long-lived assets.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS 161”).  SFAS 161 has the same scope as Statement 133 and requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  This Statement changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  The adoption of SFAS 161 did not have a material impact on the Company’s consolidated financial statements.

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

SFAS 141R also requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual, which in most types of business combinations will result in measuring goodwill as the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS 141R did have a material impact on our financial statements.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). This Statement changes the way the consolidated income statement is presented. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. Currently, net income attributable to the non-controlling interest generally is reported as an expense or other deduction in arriving at consolidated net income. It also is often presented in combination with other financial statement amounts. SFAS 160 results in more transparent reporting of the net income attributable to the non-controlling interest. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS 160 did not have a material impact on its financial statements.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, and have determined there to be no reportable changes.

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

During its recent past, the Company was able to continue operating as a going concern due principally to funding of $1.25 million received during 2007 from the sale of secured convertible demand promissory notes (the “2007 Convertible Notes”) to an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer, additional funding of $380 thousand provided from the sale of all of the Company’s rights related to its www.search.travel domain name and website to an entity also controlled by Mr. Egan in December 2007 and funding of $500 thousand received during 2008 under a Revolving Loan Agreement with an entity also controlled by Mr. Egan (See Note 7, “Related Party Transactions” for further details).

At March 31, 2009, the Company had a net working capital deficit of approximately $3.1 million, inclusive of a cash and cash equivalents balance of approximately $45 thousand  Such working capital deficit included (i) a total of approximately $536 thousand in principal and accrued interest owed under the aforementioned Revolving Loan Agreement to an entity controlled by Mr. Egan, and (ii) an aggregate of approximately $2.7 million in unsecured accounts payable and accrued expenses owed to vendors and other non-related third parties (of which approximately $1.8 million relates to liabilities of our VoIP telephony service discontinued business, with a significant portion of such liabilities related to charges which have been disputed by theglobe). theglobe believes that its ability to continue as a going concern for any significant length of time in the future will be heavily dependent, among other things, on its ability to prevail and avoid making any payments with respect to such disputed vendor charges and/or to negotiate favorable settlements (including discounted payment and/or payment term concessions) with the aforementioned creditors.

As more fully discussed in Note 3, “Sale of Tralliance and Share Issuance” of the accompanying Unaudited Condensed Consolidated Financial Statements, on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229 million shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6.4 million). However, the Company continues to be obligated to repay its principal borrowings totaling $500 thousand, plus accrued interest at the rate of 10% per annum, due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement. All unpaid borrowings under the Revolving Loan Agreement, as amended on May 7, 2009 (see Note 8, “Subsequent Event”), including accrued interest, are due and payable by the Company in one lump sum on the earlier of (i) five business days following any demand for payment that is made on or after June 6, 2009, or (ii) the occurrence of an event of default as defined in the Revolving Loan Agreement. The Company currently has no ability to repay this loan should a demand for payment be made by the noteholder.  All borrowings under the Revolving Loan Agreement are secured by a pledge of all of the assets of the Company and its subsidiaries. After giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan now beneficially owns approximately 77% of the Company’s issued and outstanding Common Stock.

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

It is the Company’s preference to avoid filing for protection under the U.S. Bankruptcy Code. However, based upon the Company’s current financial condition as discussed above, management believes that additional debt or equity capital will need to be raised in order for theglobe to continue to operate as a going concern on a long-term basis. Such capital will be needed both to (i) fund its expected limited future operating losses and (ii) repay the $500 thousand of secured debt and related accrued interest due under the Revolving Loan Agreement and a portion of the $2.7 million unsecured indebtedness (assuming theglobe is successful in favorably resolving and settling certain disputed and non-disputed vendor charges related to such unsecured indebtedness).  Any such capital would likely come from Mr. Egan, or affiliates of Mr. Egan, as the Company currently has no access to credit facilities and had traditionally relied upon borrowings from related parties to meet short-term liquidity needs.  Any such capital raised would likely result in very substantial dilution in the number of outstanding shares of the Company’s Common Stock.

On a short-term liquidity basis, the Company must be successful in collecting the quarterly Earn-out payments contractually due from Tralliance Registry Management on a timely basis, and must receive the continued indulgence of substantially all of its creditors, in order to continue to operate as a going concern during the remainder of fiscal 2009.  Given theglobe’s current financial condition and the state of the current United States capital markets and economy, it has no current intent to seek to acquire, or start, any other businesses.

WE MAY NOT BE SUCCESSFUL IN SETTLING DISPUTED VENDOR CHARGES.

Our balance sheet at March 31, 2009 includes certain material estimated liabilities related to disputed vendor charges incurred primarily as the result of the failure and subsequent shutdown of our discontinued VoIP telephony services business. Although we are seeking to resolve and settle these disputed charges for amounts substantially less than recorded amounts, there can be no assurances that we will be successful in this regard. Additionally, the legal and administrative costs of resolving these disputed charges may be expensive. An adverse outcome in any of these matters could materially and adversely affect our financial position, utilize a significant portion of our cash resources and/or require additional capital to be infused into the Company and adversely affect our ability to continue to operate as a going concern. See Note 4, “Discontinued Operations” in the Notes to Unaudited Condensed Consolidated Financial Statements for future details.

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

Our Vice President of Finance and Director, Ms. Robin Lebowitz is also an officer of Dancing Bear Investments, Inc. and director of Certified Vacations Group, Inc. She is also an officer, director or shareholder of other companies or entities controlled by Mr. Egan and Mr. Cespedes, including The Registry Management Company, LLC.

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

RISKS RELATING TO OUR COMMON STOCK

WE ARE CONTROLLED BY OUR CHAIRMAN.

On September 29, 2008, in connection with the closing of the Purchase Transaction more fully described in Note 3, “Sale of Tralliance and Share Issuance,” in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements, the Company issued 229 million shares of its Common Stock to Registry Management, an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer. Previously on June 10, 2008, Dancing Bear Investments, Inc., also an entity controlled by Mr. Egan, converted an aggregate of $400 thousand of outstanding convertible secured promissory notes due to them by the Company into 40 million shares of our Common Stock. As a result of the issuance of the 269 million shares under the transactions described above, Mr. Egan’s beneficial ownership has been increased to approximately 77% of the Company’s issued and outstanding Common Stock. Accordingly, Mr. Egan is now in a position to control the vote on all corporate actions in the future.

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

As a result of the consummation of the Purchase Transaction, we have no or nominal operations and assets, and pursuant to Rule 405 and Exchange Act Rule 12b-2, we are a shell company. Applicable securities rules prohibit shell companies from using a Form S-8 to register securities pursuant to employee compensation plans. However, the rules do not prevent us from registering securities pursuant to certain other registration statements. Additionally, Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company. To the extent we acquire a business in the future, we must file a current report on Form 8-K containing the information required in a registration statement on Form 10, within four business days following completion of the transaction together with financial information of the private operating company. In order to assist the SEC in the identification of shell companies, we will also be required to check a box on Form 10-Q and Form 10-K indicating that we are a shell company. To the extent that we are required to comply with additional disclosure because we are a shell company, we may be delayed in executing any mergers or acquiring other assets that would cause us to cease being a shell company. In addition, the SEC adopted amendments to Rule 144 effective February 15, 2008, which do not allow a holder of restricted securities of a “shell company” to resell their securities pursuant to Rule 144. Preclusion from any prospective purchaser using the exemptions from registration afforded by Rule 144 may make it more difficult for us to sell equity securities in the future.

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

However, notwithstanding the fact that the Company’s total liabilities have been significantly reduced as a result of the consummation of the Purchase Transaction, the Company’s remaining liabilities and obligations are expected to significantly exceed its assets for the foreseeable future. Additionally, although the consummation of the Purchase Transaction is expected to significantly reduce our future losses, we expect to continue to incur operating and cash flow losses for the foreseeable future, and be dependent upon our ability to raise equity or borrow funds in order to remain in business. There can be no assurance that the Company will be successful in raising equity or borrowing funds in order to continue as a going concern. Further, as a result of the sale of its Tralliance business, the Company no longer has any active business operations and is a shell company with no present ability to generate future revenue or profits other than through the Earn-out arrangement with Tralliance Registry Management.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered Sales of Equity Securities.

None.

(b) Use of Proceeds From Sales of Registered Securities.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Note Modification Agreement dated as of May 7, 2009 by and between Dancing Bear Investments, Inc. and thglobe.com, inc.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

theglobe.com, inc.

Dated : May8, 2009	By:	/s/ Michael S. Egan
Michael S. Egan Chief Executive Officer (Principal Executive Officer)

By:	/s/ Edward A. Cespedes
Edward A. Cespedes President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

10.1	Note Modification Agreement dated as of May 7, 2009 by and between Dancing Bear Investments, Inc. and thglobe.com, inc.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.