Form 10-Q
period 2009-06-30
THEGLOBE COM INC
filed 2009-07-31
CIK 1066684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).            ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

The number of shares outstanding of the Registrant's Common Stock, $.001 par value (the "Common Stock") as of July 31, 2009 was 441,484,838.

THEGLOBE.COM, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	DECEMBER 31,
	2009	2008
	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$12,722	$89,754
Accounts receivable from related parties	—	75,000
Prepaid expenses	9,811	19,576

Total current assets	22,533	184,330

Other assets	40,000	40,000

Total assets	$62,533	$224,330

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable to related parties	$—	$40,667
Accounts payable	191,036	200,385
Accrued expenses and other current liabilities	508,992	567,182
Accrued interest due to related parties	48,027	23,233
Notes payable due to related parties	500,000	500,000
Net liabilities of discontinued operations	1,887,111	1,899,110

Total current liabilities	3,135,166	3,230,577

Stockholders' Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 441,484,838 shares issued and outstanding at June 30, 2009 and December 31, 2008	441,485	441,485

Additional paid-in capital	294,301,845	294,298,990
Accumulated deficit	(297,815,963)	(297,746,722)

Total stockholders' deficit	(3,072,633)	(3,006,247)

Total liabilities and stockholders’ deficit	$62,533	$224,330

See notes to unaudited condensed consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(UNAUDITED)		(UNAUDITED)

Net Revenue	$—	$547,092	$—	$1,091,025

Operating Expenses:
Cost of revenue	—	117,137	—	148,829
Sales and marketing	—	86,625	—	296,401
General and administrative	24,443	654,508	47,806	1,190,620
Related party transactions	60,000	129,918	120,000	283,382
Depreciation	—	10,867	—	21,577
Intangible asset amortization	—	39,512	—	79,024
Total Operating Expenses	84,443	1,038,567	167,806	2,019,833

Operating Loss from Continuing Operations	(84,443)	(491,475)	(167,806)	(928,808)

Other Income (Expense), net:
Related party interest expense	(12,466)	(114,643)	(24,795)	(230,575)
Interest income (expense)	(116)	454	(140)	3,236
Related party other income	75,000	—	150,000	—
Other income	—	75	44	247
	62,418	(114,114)	125,109	(227,092)

Loss from Continuing Operations Before Income Tax	(22,025)	(605,589)	(42,697)	(1,155,900)

Income Tax Provision	—	—	—	—
Loss from Continuing Operations	(22,025)	(605,589)	(42,697)	(1,155,900)

Discontinued Operations, net of tax:	(23,547)	20,995	(26,544)	21,960

Net Loss	$(45,572)	$(584,594)	$(69,241)	$(1,133,940)

Loss Per Share:
Basic and Diluted:
Continuing Operations	$—	$—	$—	$(0.01)
Discontinued Operations	$—	$—	$—	$—
Net Loss	$—	$—	$—	$(0.01)

Weighted Average Common Shares Outstanding	441,484,838	181,276,038	441,484,838	176,880,438

See notes to unaudited condensed consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2009	2008
	(UNAUDITED)
Cash Flows from Operating Activities:
Net loss	$(69,241)	$(1,133,940)
Add back: (income) loss from discontinued operations	26,544	(21,960)
Net loss from continuing operations	(42,697)	(1,155,900)

Adjustments to reconcile net loss from continuing operations to net cash flows from operating activities:
Depreciation and amortization	—	100,601
Employee stock compensation	2,429	15,216
Compensation related to non-employee stock options	426	852

Changes in operating assets and liabilities:
Accounts receivable from related parties	75,000	396,162
Accounts receivable	—	(1,621)
Prepaid and other current assets	9,765	(22,028)
Accounts payable to related parties	(40,667)	262,884
Accounts payable	(9,349)	14,150
Accrued expenses and other current liabilities	(58,190)	(299,287)
Accrued interest due to related parties	24,794	230,575
Deferred revenue	—	(296,938)

Net cash flows from operating activities of continuing operations	(38,489)	(755,334)
Net cash flows from operating activities of discontinued operations	(38,543)	7,744
Net cash flows from operating activities	(77,032)	(747,590)

Cash Flows from Investing Activities:
Proceeds from the sale of property and equipment of discontinued operations	—	7,000
Net cash flows from investing activities	—	7,000

Cash Flows from Financing Activities:
Borrowing on Notes Payable	—	200,000
Net cash flows from financing activities	—	200,000

Net Decrease in Cash and Cash Equivalents	(77,032)	(540,590)
Cash and Cash Equivalents, at beginning of period	89,754	631,198

Cash and Cash Equivalents, at end of period	$12,722	$90,608

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

As more fully discussed in Note 4, “Discontinued Operations,” in March 2007, management and the Board of Directors of the Company made the decision to cease all activities related to its computer games businesses, including discontinuing the operations of its magazine publications, games distribution business and related websites.  In addition, in March 2007, management and the Board of Directors of the Company decided to discontinue the operating, research and development activities of its VoIP telephony services business.  All of the remaining employees of these businesses were terminated.

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

UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The unaudited interim condensed consolidated financial statements of the Company as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed consolidated financial statements.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2009 and the results of its operations and its cash flows for the three and six months ended June 30, 2009 and 2008. The results of operations and cash flows for such periods are not necessarily indicative of results expected for the full year or for any future period.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions relate to estimates of collectability of accounts receivable, the impairment of long-lived assets, accounts payable and accrued expenses and other factors. At June 30, 2009 and December 31, 2008, a significant portion of our net liabilities of discontinued operations relate to charges that have been disputed by the Company and for which estimates have been required. Our estimates, judgments and assumptions are continually evaluated based upon available information and experience. Because of estimates inherent in the financial reporting process, actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash equivalents consist of money market funds and highly liquid short-term investments with qualified financial institutions. The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents.

COMPREHENSIVE INCOME (LOSS)

The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, "Reporting Comprehensive Income." Comprehensive income (loss) generally represents all changes in stockholders' equity during the year except those resulting from investments by, or distributions to, stockholders. The Company's comprehensive loss was approximately $69 thousand and $1.1 million for the six months ended June 30, 2009 and 2008, respectively, which approximated the Company's reported net loss.

REVENUE RECOGNITION

The Company’s revenue from continuing operations for the six months ended June 30, 2008 consists principally of registration fees for Internet domain registrations earned prior to the sale of its Tralliance business.  Such registration fees are reported net of transaction fees paid to an unrelated third party which served as the registry operator for the Company. Payments of registration fees had been deferred when initially received and recognized as revenue on a straight-line basis over the registrations’ terms.

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

Due to the anti-dilutive effect of potentially dilutive securities or common stock equivalents that could be issued, such securities were excluded from the diluted net loss per common share calculation for all periods presented. Such potentially dilutive securities and common stock equivalents consisted of the following for the periods ended June 30:

	2009	2008
Options to purchase common stock	13,597,000	15,601,000
Common shares issuable upon exercise of warrants	12,725,000	16,911,000
Common shares issuable upon conversion of Convertible Notes	—	153,000,000
Total	26,322,000	185,512,000

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes principles and requirements for subsequent events. In particular, this Statement sets forth the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this SFAS 165 did not have a material effect on the Company’s financial condition, results of operations or cash flows; see Note 9 “Subsequent Events”.

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

During its recent past, the Company was able to continue operating as a going concern due principally to funding of $500,000 received during 2008 under a Revolving Loan Agreement with an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer (See Note 5, “Debt” for further details) and funding of $225,000 received during the first half of 2009 under an Earn-out Agreement with an entity also controlled by Mr. Egan (See Note 3, “Sale of Tralliance and Share Issuance” for further details).

At June 30, 2009, the Company had a net working capital deficit of approximately $3,113,000, inclusive of a cash and cash equivalents balance of approximately $13,000.  Such working capital deficit included (i) a total of approximately $548,000 in principal and accrued interest owed under the aforementioned Revolving Loan Agreement to an entity controlled by Mr. Egan, and (ii) an aggregate of approximately $2,600,000 in unsecured accounts payable and accrued expenses owed to vendors and other non-related third parties (of which approximately $1,800,000 relates to liabilities of our VoIP telephony service discontinued business, with a significant portion of such liabilities related to charges which have been disputed by theglobe). theglobe believes that its ability to continue as a going concern for any significant length of time in the future will be heavily dependent, among other things, on its ability to prevail and avoid making any payments with respect to such disputed vendor charges and/or to negotiate favorable settlements (including discounted payment and/or payment term concessions) with the aforementioned creditors.

As more fully discussed in Note 3, “Sale of Tralliance and Share Issuance,” on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229,000,000 shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6,400,000). However, the Company continues to be obligated to repay its principal borrowings totaling $500,000, plus accrued interest at the rate of 10% per annum, due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement. All unpaid borrowings under the Revolving Loan Agreement, as amended on May 7, 2009 (See Note 5, “Debt”), including accrued interest, are due and payable by the Company in one lump sum on the earlier of (i) five business days following demand for payment, which demand can be made at anytime, or (ii) the occurrence of an event of default as defined in the Revolving Loan Agreement. The Company currently has no ability to repay this loan should a demand for payment be made by the noteholder.  All borrowings under the Revolving Loan Agreement are secured by a pledge of all of the assets of the Company and its subsidiaries. After giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan now beneficially owns approximately 77% of the Company’s issued and outstanding Common Stock.

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

MANAGEMENT’S PLANS

As a shell company, management believes that theglobe will most likely continue to incur net and cash flow losses for the foreseeable future. However, assuming that no significant unplanned costs are incurred, management believes that theglobe’s future losses will be limited. Further, in the event that Registry Management is successful in substantially increasing net revenue derived from “.travel” name registrations (and as the result maximizing theglobe’s Earn-out revenue) in the future, theglobe’s prospects for achieving profitability will be enhanced.  To date the Company has received only the minimum payments pursuant to the Earn-out.

It is the Company’s preference to avoid filing for protection under the U.S. Bankruptcy Code. However, based upon the Company’s current financial condition as discussed above, management believes that additional debt or equity capital will need to be raised in order for theglobe to continue to operate as a going concern on a long-term basis. Such capital will be needed both to (i) fund its expected limited future net losses and (ii) repay the $548,000 of secured debt and related accrued interest due under the Revolving Loan Agreement and a portion of the $2,600,000 unsecured indebtedness (assuming theglobe is successful in favorably resolving and settling certain disputed and non-disputed vendor charges related to such unsecured indebtedness).  Any such capital would likely come from Mr. Egan, or affiliates of Mr. Egan, as the Company currently has no access to credit facilities and had traditionally relied upon borrowings from related parties to meet short-term liquidity needs.  Any such capital raised would likely result in very substantial dilution in the number of outstanding shares of the Company’s Common Stock.

On a short-term liquidity basis, the Company must be successful in collecting the quarterly Earn-out payments contractually due from Tralliance Registry Management on a timely basis, and must receive the continued indulgence of substantially all of its creditors, in order to continue to operate as a going concern in the near term.  Given theglobe’s current financial condition and the state of the current United States capital markets and economy, it has no current intent to seek to acquire, or start, any other businesses.

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

Due to various factors related to the collectability of Earn-out payments from Tralliance Registry Management, including the current weak financial condition of Tralliance Registry Management, the uncertainty of its ability to become profitable in the future, and the fact that such Earn-out payments are payable to theglobe over an extended period of time (approximately 6 ½ years), no portion of the Earn-out was included in the purchase price for the Purchase Transaction as of the closing of the transaction.  Instead, the Company intends to recognize income related to the Earn-out on a prospective basis as and to the extent that future Earn-out payments are collected.  During January 2009, the Company received its initial minimum Earn-out installment payment from Tralliance Registry Management in the amount of $75,000, with such amount recognized as Other Income in the Consolidated Statement of Operations for the year ended December 31, 2008.  During March 2009 and June 2009, the Company received additional minimum Earn-out installment payments from Tralliance Registry Management, both in the amount of $75,000, which were each recorded as credits to Other Income in the Unaudited Condensed Consolidated Statement of Operations for the six months ended June 30, 2009.  To date the Company has received only the minimum payments pursuant to the Earn-out.

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

In connection with the closing of the Purchase Agreement, the Company also entered into a Master Services Agreement (“Services Agreement”) with Dancing Bear Investments, Inc. (“Dancing Bear”), which is controlled by Mr. Egan.  Under the terms of the Services Agreement, for a fee of $20,000 per month ($240,000 per annum), Dancing Bear will provide personnel and services to the Company so as to enable it to continue its existence as a public company without the necessity of any full-time employees of its own.  The Services Agreement has an initial term of one year and is subject to renewal or early termination under certain events.  Services under the Services Agreement include, without limitation, accounting, assistance with financial reporting, accounts payable, treasury/financial planning, record retention and secretarial and investor relations functions. During the six months ended June 30, 2009, a total of $120,000 related to such Services Agreement has been expensed.

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

(4) DISCONTINUED OPERATIONS

In March 2007, management and the Board of Directors of the Company made the decision to cease all activities related to its Computer Games businesses, including discontinuing the operations of its magazine publications, games distribution business and related websites. The Company’s decision to shutdown its computer games businesses was based primarily on the historical losses sustained by these businesses during the recent past and management’s expectations of continued future losses. As of June 30, 2009, all significant elements of its computer games business shutdown plan have been completed by the Company, except for the resolution and payment of remaining outstanding accounts payables.

In addition, in March 2007, management and the Board of Directors of the Company decided to discontinue the operating, research and development activities of its VoIP telephony services business and terminate all of the remaining employees of the business.   The Company’s decision to discontinue the operations of its VoIP telephony services business was based primarily on the historical losses sustained by the business during the past several years, management’s expectations of continued losses for the foreseeable future and estimates of the amount of capital required to attempt to successfully monetize its business. As of June 30, 2009, all significant elements of its VoIP telephony services business shutdown plan have been completed by the Company, except for the resolution of certain vendor disputes and the payment of remaining outstanding vendor payables.

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

The following is a summary of the assets and liabilities of the discontinued operations of the computer games and VoIP telephony services businesses as included in the accompanying condensed consolidated balance sheets. A significant portion of the net liabilities of discontinued operations at June 30, 2009 relate to charges that have been disputed by the Company and for which estimates have been required.

	June 30, 2009		December 31, 2008
Assets:
Computer Games	$	―	$	―
VoIP Telephony Services		—		—

Total assets of discontinued operations		$—		$—

	June 30,	December 31,
	2009	2008
Liabilities:
Computer Games
Accounts payable	$35,583	$35,584
Subscriber liability, net	4,971	4,971
	40,554	40,555
VoIP Telephony Services
Accounts payable	1,530,847	1,565,845
Other accrued expenses	228,710	228,710
	1,759,557	1,794,555

Total liabilities of discontinued operations	$1,800,111	$1,835,110

Total liabilities of discontinued operations at June 30, 2009 and December 31, 2008 also include liabilities of $87,000 and $64,000, respectively, related to estimated income taxes and interest due in connection with an ongoing audit of a former subsidiary company.

Summarized results of operations financial information for the discontinued operations of our computer games and VoIP telephony services businesses was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Computer Games:
Net revenue	$—	$21,695	$—	$21,695

Income (Loss) from operations, net of tax	$(397)	$21,695	$(3,095)	$17,789

VoIP Telephony Services
Net revenue	$—	$—	$—	$—

Income (Loss) from operations, net of tax	$(150)	$(700)	$(449)	$4,171

The results of the Company’s discontinued operations for both the three and six months ended June 30, 2009 also includes a charge for $23,000 related to interest expenses accrued in connection with an ongoing prior year audit of a former subsidiary company.

(5) DEBT

Debt consists of note payable due to related parties, as summarized below:

	June 30, 2009	December 31, 2008

2008 Revolving Loan Note due to affiliates	$500,000	$500,000

LESS: Short-term portion	500,000	500,000

Long-term portion	$—	$—

On May 7, 2009, the Company entered into a Note Modification Agreement with Dancing Bear Investments, Inc. (“Dancing Bear”), which amended the repayment terms of the Revolving Loan Agreement dated June 6, 2008 by and between the Company and Dancing Bear (see Note 8, “Related Party Transactions”).  Under the terms of the Note Modification Agreement, from and after June 6, 2009 (the original maturity date of the Revolving Loan Agreement), all amounts due under the Revolving Loan Agreement, including principal and accrued interest, will be due and payable on the earlier of (i) five (5) business days following any demand for payment, which demand can be made by Dancing Bear at any time; or (ii) the occurrence of an event of default, as defined in the Revolving Loan Agreement.

(6) STOCK OPTION PLANS

We have several stock option plans under which nonqualified stock options may be granted to officers, directors, other employees, consultants and advisors of the Company. In general, options granted under the Company’s stock option plans expire after a ten-year period and generally vest no later than three years from the date of grant. Incentive options granted to stockholders who own greater than 10% of the total combined voting power of all classes of stock of the Company must be issued at 110% of the fair market value of the stock on the date the options are granted. As of June 30, 2009, there were approximately 9,388,000 shares available for grant under the Company’s stock option plans.

There were no stock option grants or exercises during each of the six months ended June 30, 2009 and 2008.

 Stock option activity during the six months ended June 30, 2009 was as follows:

	Total Options	Weighted Average Exercise Price
Outstanding at December 31, 2008	$14,963,660	$0.33
Granted	―	―
Exercised	—	―
Canceled	(1,367,080)	1.74
Outstanding at June 30, 2009	13,596,580	0.18

Options exercisable at June 30, 2009	$13,596,580	$0.18

The weighted-average remaining contractual term of both stock options outstanding and stock options exercisable at June 30, 2009 was 5 years. The aggregate intrinsic value of both options outstanding and stock options exercisable at June 30, 2009 was $0.

Stock compensation cost is recognized on a straight-line basis over the vesting period. Stock compensation expense totaling $2,855 was charged to operations during the six months ended June 30, 2009, including $426 of expense resulting from the vesting of non-employee stock options.   During the six months ended June 30, 2008, stock compensation expense of $16,068 charged to operations included $852 of expense related to the vesting of non-employee stock options.

At June 30, 2009, there was no unrecognized compensation expense related to unvested stock options.

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

On April 3, 2009, the plaintiffs submitted to the Court a motion for preliminary approval of a settlement of the approximately 300 coordinated cases, which includes theglobe, the underwriter defendants in the Company’s class action lawsuit, and the plaintiff class in the Company’s class action lawsuit.  The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including theglobe.  On June 11, 2009, the Court issued an order preliminarily approving the proposed stipulation and agreement of settlement among the parties and certifying settlement classes. The settlement is subject to termination by the parties under certain circumstances, and final approval by the Court.  The hearing on final approval is currently scheduled for September 10, 2009. There is no assurance that the Court will grant final approval.

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

The Company is currently a party to certain other claims and disputes arising in the ordinary course of business, including certain disputes related to vendor charges incurred primarily as the result of the failure and subsequent shutdown of its discontinued VoIP telephony services business. The Company believes that it has recorded adequate accruals on its balance sheet to cover such disputed charges and is seeking to resolve and settle such disputed charges for amounts substantially less than recorded amounts. An adverse outcome in any of these matters, however, could materially and adversely effect our financial position and prospects, utilizing all or a significant portion of our limited cash resources, and adversely affect our ability to continue as a going concern (see Note 4, “Discontinued Operations”).

(8)   RELATED PARTY TRANSACTIONS

On June 6, 2008, the Company entered into a Revolving Loan Agreement with Dancing Bear Investments, Inc. (“Dancing Bear”), pursuant to which Dancing Bear may loan up to $500,000 to the Company on a revolving basis (the “Credit Line”).   Dancing Bear is an entity controlled by Michael S. Egan, the Company’s Chairman and Chief Executive Officer.  During 2008 the Company made borrowings totaling the full amount of the $500,000 Credit Line.  Accrued interest for the three and six periods ended June 30, 2009 was $12,466 and $24,795 respectively.  All borrowings under the Credit Line, including accrued interest on borrowed funds at the rate of 10% per annum, were initially due and payable in one lump sum on the first anniversary of the Credit Line, or June 6, 2009, or sooner upon the occurrence of an event of default under the loan documentation.  On May 7, 2009 such repayment terms were amended so as to require the Company to repay any or all amounts due under the Credit Line in one lump sum on the earlier of (i) five business days following demand for payment, which demand can be made at any time, or (ii) the occurrence of an event of default as defined in the Revolving Credit Agreement.

During the six months ended June 30, 2009, the Company received minimum Earn-out installment payments totaling $225,000 from Tralliance Registry Management Company LLC (“Tralliance Registry Management”) under an Earn-out Agreement entered into on September 29, 2008 by and between Tralliance Registry Management and the Company.  Tralliance Registry Management is an entity controlled by Michael S. Egan, and each of our two remaining executive officers and Board members, Edward A. Cespedes, our President, and Robin S. Lebowitz, our Vice President of Finance, own minority interests in The Registry Management Company, LLC, the parent company of Tralliance Registry Management.  In accounting for such proceeds, $150,000 was recorded as Related Party Other Income in the Company’s Unaudited Condensed Consolidated Statement of Operations for the six months ended June 30, 2009, and $75,000 served to reduce Account Receivables from Related Parties which had been recorded on the Company’s Consolidated Balance Sheet at December 31, 2008.

During the six months ended June 30, 2009, the Company paid management services fees totaling $160,667 to Dancing Bear under a Master Services Agreement entered into on September 29, 2008 by and between Dancing Bear and the Company.  In accounting for such payments, $120,000 was recorded as Related Party Transactions Expense in the Company’s Unaudited Condensed Consolidated Statement of Operations for the six months ended June 30, 2009 and $40,667 served to reduce Accounts Payable to Related Parties which had been recorded on the Company’s Consolidated Balance Sheet at December 31, 2008.

During 2008, an entity owned solely by the sister of the Company’s President, Treasurer and Chief Financial Officer and Director provided certain administrative services to the Company.  During the six month period ended June 30 2008, $22,500 of expense related to these services was recorded.

During 2008, several entities controlled by the Company’s Chairman and Chief Executive Officer provided services to the Company, including the lease of office space and the outsourcing of customer services, human resources and payroll processing functions.  During the six month period ended June 30, 2008, $260,882 of expense related to these services was recorded.

(9)   SUBSEQUENT EVENTS

We have performed an evaluation of subsequent events through the close of business day on July 31, 2009.  There were none.

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

In connection with the sale of its Tralliance business and Share Issuance, the Company entered into a Master Services Agreement with Dancing Bear Investments, Inc., an entity which is controlled by Mr. Egan.  Under the terms of the Services Agreement, for a fee of $20 thousand per month ($240 thousand per annum), Dancing Bear provides personnel and services to the Company so as to enable it to continue its existence as a public company without the necessity of any full-time employees of its own.  Services under the Services Agreement include, without limitation, accounting, assistance with financial reporting, accounts payable, treasury/financial planning, record retention and secretarial and investor relations functions.

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

BASIS OF PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We received a report from our independent registered public accountants, relating to our December 31, 2008 audited financial statements, containing an explanatory paragraph regarding our ability to continue as a going concern.   As a shell company, management believes that theglobe will not be able to generate operating cash flows sufficient to fund its operations and pay its existing current liabilities (including those liabilities related to its discontinued operations) in the foreseeable future.  Based upon our current limited cash resources and without the infusion of additional capital and/or the continued indulgence of its creditors, management does not believe the Company can operate as a going concern beyond a short period of time.  See “Future and Critical Need for Capital” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details.

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

Due to the Sale of our Tralliance business and Share Issuance on September 29, 2008, we have no continuing business operations.  Accordingly, the results of our operations for the three and six months ended June 30, 2009 and the three and six months ended June 30, 2008 are not necessarily comparable.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2009 COMPARED TO
THE THREE MONTHS ENDED JUNE 30, 2008

CONTINUING OPERATIONS

NET REVENUE. Net revenue totaled $0 thousand for the three months ended June 30, 2009 as compared to $547 thousand for the three months ended June 30, 2008.

COST OF REVENUE. Cost of revenue was $0 for the three months ended June 30, 2009, compared to approximately $117 thousand for the three months ended June 30, 2008.

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and related expenses of sales and marketing personnel, commissions, consulting, advertising and marketing costs, public relations expenses and promotional activities. Sales and marketing expenses totaled $0 for the three months ended June 30, 2009 versus approximately $87 thousand for the same period in 2008.

GENERAL AND ADMINISTRATIVE EXPENSES. Prior to the Sale of Tralliance, general and administrative expenses consisted primarily of salaries and other personnel costs related to management, finance and accounting functions, facilities, outside legal and audit fees, insurance, and general corporate overhead costs. Subsequent to the sale of Tralliance, general and administrative expenses include only those customary public company expenses, including outside legal and audit fees, insurance and other related public company costs.  Expenses relating to management, finance and accounting functions that were previously included within the general and administrative expense caption are now included within the related party transactions expense caption.  General and administrative expenses totaled approximately $24 thousand in the second quarter of 2009 as compared to approximately $655 thousand for the same quarter of the prior year.

RELATED PARTY TRANSACTIONS. Related party transaction expense totaled $60 thousand for the three months ended June 30, 2009 as compared to approximately $130 thousand for the same period of 2008, a decrease of approximately $70 thousand.  Subsequent to the Sale of Tralliance, the Company’s related party expenses consist of management services fees payable to Dancing Bear for accounting, finance, administrative and managerial support.  During 2008, the Company’s related party expenses consisted of related party charges for the leasing of office space, and the outsourcing of customer service, human resources and payroll processing functions.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $0 for the three months ended June 30, 2009 as compared to $50 thousand for the three months ended June 30, 2008.

RELATED PARTY INTEREST EXPENSE. Related party interest expense for the second quarter of 2009 was $12 thousand as compared to approximately $115 thousand for the same quarter of 2008, reflecting the decrease in outstanding related party debt resulting from the Sale of Tralliance and Share Issuance.

INTEREST INCOME (EXPENSE). Interest expense of $116 was reported for the second quarter of 2009 compared to interest income of $454 reported for the second quarter of the prior year.

RELATED PARTY OTHER INCOME.  Related party other income consists of the minimum Earn-Out payable quarterly by Tralliance Registry Management to the Company as further discussed in Note 3, “Sale of Tralliance and Share Issuance” in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.  Related party other income for the three months ended June 30, 2009 was $75 thousand.

INCOME TAXES. No tax benefit was recorded for the losses incurred during the second quarter of 2009 or the second quarter of 2008 as we recorded a 100% valuation allowance against our otherwise recognizable deferred tax assets due to the uncertainty surrounding the timing or ultimate realization of the benefits of our net operating loss carryforwards in future periods.

DISCONTINUED OPERATIONS

Discontinued operations generated a net loss of approximately $24 thousand for the second quarter of 2009 as compared to a net income of $21 thousand during the second quarter of 2008.  The 2009 loss was due principally to interest expenses accrued in connection with an ongoing tax audit of a former subsidiary company.  The 2008 income was due principally to revenue recognized upon the collection of old and outstanding accounts receivables related to the Company’s former Computer Games business.

SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO
THE SIX MONTHS ENDED JUNE 30, 2008

CONTINUING OPERATIONS

NET REVENUE. Net revenue totaled $0 thousand for the six months ended June 30, 2009 as compared to 1.1 million for the six months ended June 30, 2008.

COST OF REVENUE. Cost of revenue was $0 for the six months ended June 30, 2009, compared to approximately $149 thousand for the six months ended June 30, 2008.

SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and related expenses of sales and marketing personnel, commissions, consulting, advertising and marketing costs, public relations expenses and promotional activities. Sales and marketing expenses totaled $0 for the six months ended June 30, 2009 versus approximately $296 thousand for the same period in 2008.

GENERAL AND ADMINISTRATIVE EXPENSES. Prior to the Sale of Tralliance, general and administrative expenses consisted primarily of salaries and other personnel costs related to management, finance and accounting functions, facilities, outside legal and audit fees,  insurance, and general corporate overhead costs. Subsequent to the sale of Tralliance, general and administrative expenses include only those customary public company expenses, including outside legal and audit fees, insurance and other related public company costs.  Expenses relating to management, finance and accounting functions that were previously included within the general and administrative expense caption are now included within the related party transactions expense caption.  General and administrative expenses totaled approximately $48 thousand through the second quarter of 2009 as compared to approximately $1.2 million for the same period of 2008.

RELATED PARTY TRANSACTIONS. Related party transaction expense totaled $120 thousand for the six months ended June 30, 2009 as compared to approximately $283 thousand for the same period of 2008, a decrease of approximately $163 thousand.  Subsequent to the Sale of Tralliance, the Company’s related party expenses consist of management services fees payable to Dancing Bear for accounting, finance, administrative and managerial support.  During 2008, the Company’s related party expenses consisted of related party charges for the leasing of office space, and the outsourcing of customer service, human resources and payroll processing functions

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $0 for the six months ended June 30, 2009 as compared to $101 thousand for the six months ended June 30, 2008.

RELATED PARTY INTEREST EXPENSE. Related party interest expense for the second quarter of 2009 was $25 thousand as compared to approximately $231 thousand for the same period of 2008, reflecting the decrease in outstanding related party debt resulting from the Sale of Tralliance and Share Issuance.

INTEREST INCOME (EXPENSE). Interest expense of $140 was reported for the six months ended June 30, 2009 compared to interest income of approximately $3 thousand reported through the second quarter of 2008.

RELATED PARTY OTHER INCOME.  Related party other income consists of the minimum Earn-Out payable quarterly by Tralliance Registry Management to the Company as further discussed in Note 3, “Sale of Tralliance and Share Issuance” in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.  Related party other income for the six months ended June 30, 2009 was $150 thousand.

INCOME TAXES. No tax benefit was recorded for the losses incurred during the first half of 2009 or the first half of 2008 as we recorded a 100% valuation allowance against our otherwise recognizable deferred tax assets due to the uncertainty surrounding the timing or ultimate realization of the benefits of our net operating loss carryforwards in future periods..

DISCONTINUED OPERATIONS

The loss from discontinued operations, net of income taxes totaled approximately $27 thousand in the first half of 2009 as compared to income of approximately $22 thousand during the first six months of 2008.  The 2009 loss was due principally to interest expenses accrued in connection with an ongoing tax audit of a former subsidiary company.  The 2008 income was due principally to revenue recognized upon the collection of old and outstanding accounts receivables related to the Company’s former Computer Games business.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ITEMS

As of June 30, 2009, theglobe had approximately $13 thousand in cash and cash equivalents as compared to approximately $90 thousand as of December 31, 2008. Net cash flows used in operating activities of continuing operations totaled approximately $38 thousand and $755 thousand, for the six months ended June 30, 2009 and 2008, respectively, a decrease of approximately $717 thousand. Such decrease was attributable primarily to a lower net loss from continuing operations for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

Approximately $38 thousand in net cash flows were used in the operating activities of discontinued operations during the first half of 2009 as compared to approximately $8 thousand of net cash flows provided by the operating activities of discontinued operations during the same period of the prior year.

During the six months ended June 30, 2008, the Company borrowed $200 thousand from Dancing Bear under the Revolving Loan Agreement.

FUTURE AND CURRENT CRITICAL NEED FOR CAPITAL

For the reasons described below, Company management does not believe that cash on hand and cash flows generated internally by the Company will be adequate to fund the operation of its business beyond a short period of time. Additionally, we have received a report from our independent registered public accountants, relating to our December 31, 2008 audited financial statements, containing an explanatory paragraph stating that our recurring losses from operations and our accumulated deficit raise substantial doubts about our ability to continue as a going concern.

During its recent past, the Company was able to continue operating as a going concern due principally to funding of $500 thousand received during 2008 under a Revolving Loan Agreement with an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer (See Note 5, “Debt” in the Notes to Unaudited Condensed Consolidated Financial Statements for further details) and funding of $225 thousand received during the first half of 2009 under an Earn-out Agreement with an entity also controlled by Mr. Egan (See Note 3, “Sale of Tralliance and Share Issuance” in the Notes to Unaudited Condensed Consolidated Financial Statements for further details).

At June 30, 2009, the Company had a net working capital deficit of approximately $3.1 million, inclusive of a cash and cash equivalents balance of approximately $13 thousand.  Such working capital deficit included (i) a total of approximately $548 thousand in principal and accrued interest owed under the aforementioned Revolving Loan Agreement to an entity controlled by Mr. Egan, and (ii) an aggregate of approximately $2.6 million in unsecured accounts payable and accrued expenses owed to vendors and other non-related third parties (of which approximately $1.8 million relates to liabilities of our VoIP telephony service discontinued business, with a significant portion of such liabilities related to charges which have been disputed by theglobe). theglobe believes that its ability to continue as a going concern for any significant length of time in the future will be heavily dependent, among other things, on its ability to prevail and avoid making any payments with respect to such disputed vendor charges and/or to negotiate favorable settlements (including discounted payment and/or payment term concessions) with the aforementioned creditors.

As more fully discussed in Note 3, “Sale of Tralliance and Share Issuance” on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229 million shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6.4 million). However, the Company continues to be obligated to repay its principal borrowings totaling $500 thousand, plus accrued interest at the rate of 10% per annum, due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement. All unpaid borrowings under the Revolving Loan Agreement, as amended on May 7, 2009, including accrued interest, are due and payable by the Company in one lump sum on the earlier of (i) five business days following demand for payment, which demand can be made at anytime, or (ii) the occurrence of an event of default as defined in the Revolving Loan Agreement. The Company currently has no ability to repay this loan should a demand for payment be made by the noteholder.  All borrowings under the Revolving Loan Agreement are secured by a pledge of all of the assets of the Company and its subsidiaries. After giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan now beneficially owns approximately 77% of the Company’s issued and outstanding Common Stock.

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

In connection with the closing of the Purchase Transaction, the Company also entered into a Master Services Agreement with an entity controlled by Mr. Egan whereby for a fee of $20 thousand per month ($240 thousand per annum) such entity provides personnel and services to the Company so as to enable it to continue its existence as a public company without the necessity of any full-time employees of its own. Additionally, commensurate with the closing of the Purchase Transaction, Termination Agreements with each of its current executive officers, which terminated their previous and then existing employment agreements, were executed. Notwithstanding the termination of these employment agreements, each of our current executive officers and directors remain as executive officers and directors of the Company.

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

As a shell company, management believes that theglobe will most likely continue to incur net and cash flow losses for the foreseeable future. However, assuming that no significant unplanned costs are incurred, management believes that theglobe’s future losses will be limited. Further, in the event that Registry Management is successful in substantially increasing net revenue derived from “.travel” name registrations (and as the result maximizing theglobe’s Earn-out revenue) in the future, theglobe’s prospects for achieving profitability will be enhanced.  To date theglobe has received only minimum payments under the Earn-out.

It is the Company’s preference to avoid filing for protection under the U.S. Bankruptcy Code. However, based upon the Company’s current financial condition as discussed above, management believes that additional debt or equity capital will need to be raised in order for theglobe to continue to operate as a going concern on a long-term basis. Such capital will be needed both to (i) fund its expected limited future net losses and (ii) repay the $548 thousand of secured debt and related accrued interest due under the Revolving Loan Agreement and a portion of the $2.6 million unsecured indebtedness (assuming theglobe is successful in favorably resolving and settling certain disputed and non-disputed vendor charges related to such unsecured indebtedness).  Any such capital would likely come from Mr. Egan, or affiliates of Mr. Egan, as the Company currently has no access to credit facilities and had traditionally relied upon borrowings from related parties to meet short-term liquidity needs.  Any such capital raised would likely result in very substantial dilution in the number of outstanding shares of the Company’s Common Stock.

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

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. At June 30, 2009 and December 31, 2008, a significant portion of our net liabilities of discontinued operations relate to charges that have been disputed by the Company and for which estimates have been required. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

Certain of our accounting policies require higher degrees of judgment than others in their application. These include revenue recognition, valuation of accounts receivables and payables and valuation of other long-lived assets.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes principles and requirements for subsequent events. In particular, this Statement sets forth the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this SFAS 165 did not have a material effect on the Company’s financial condition, results of operations or cash flows; see Note 9 “Subsequent Events.”

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, and have determined there to be no reportable changes.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

See Note 7, "Litigation," of the Financial Statements included in this Report.

ITEM 1A. RISK FACTORS

In addition to the other information in this report and the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008, the following factors should be carefully considered in evaluating our business and prospects.

RISKS RELATING TO OUR BUSINESS GENERALLY

WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN.

For the reasons described below, Company management does not believe that cash on hand and cash flow generated internally by the Company will be adequate to fund the operation of its business beyond a short period of time. Additionally, we have received a report from our independent registered public accountants, relating to our December 31, 2008 audited financial statements, containing an explanatory paragraph stating that our recurring losses from operations and our accumulated deficit raise substantial doubts about our ability to continue as a going concern.

During its recent past, the Company was able to continue operating as a going concern due principally to funding of $500 thousand received during 2008 under a Revolving Loan Agreement with an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer (See Note 5, “Debt” in the Notes to Unaudited Condensed Consolidated Financial Statements for further details) and funding of $225 thousand received during the first half of 2009 under an Earn-out Agreement with an entity also controlled by Mr. Egan (See Note 3, “Sale of Tralliance and Share Issuance” in the Notes to Unaudited Condensed Consolidated Financial Statements for further details).

At June 30, 2009, the Company had a net working capital deficit of approximately $3.1 million, inclusive of a cash and cash equivalents balance of approximately $13 thousand.  Such working capital deficit included (i) a total of approximately $548 thousand in principal and accrued interest owed under the aforementioned Revolving Loan Agreement to an entity controlled by Mr. Egan, and (ii) an aggregate of approximately $2.6 million in unsecured accounts payable and accrued expenses owed to vendors and other non-related third parties (of which approximately $1.8 million relates to liabilities of our VoIP telephony service discontinued business, with a significant portion of such liabilities related to charges which have been disputed by theglobe). theglobe believes that its ability to continue as a going concern for any significant length of time in the future will be heavily dependent, among other things, on its ability to prevail and avoid making any payments with respect to such disputed vendor charges and/or to negotiate favorable settlements (including discounted payment and/or payment term concessions) with the aforementioned creditors.

As more fully discussed in Note 3, “Sale of Tralliance and Share Issuance” on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229 million shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6.4 million). However, the Company continues to be obligated to repay its principal borrowings totaling $500 thousand, plus accrued interest at the rate of 10% per annum, due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement. All unpaid borrowings under the Revolving Loan Agreement, as amended on May 7, 2009, including accrued interest, are due and payable by the Company in one lump sum on the earlier of (i) five business days following demand for payment, which demand can be made at anytime, or (ii) the occurrence of an event of default as defined in the Revolving Loan Agreement. The Company currently has no ability to repay this loan should a demand for payment be made by the noteholder.  All borrowings under the Revolving Loan Agreement are secured by a pledge of all of the assets of the Company and its subsidiaries. After giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan now beneficially owns approximately 77% of the Company’s issued and outstanding Common Stock.

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

As a shell company, management believes that theglobe will most likely continue to incur net and cash flow losses for the foreseeable future. However, assuming that no significant unplanned costs are incurred, management believes that theglobe’s future losses will be limited. Further, in the event that Registry Management is successful in substantially increasing net revenue derived from “.travel” name registrations (and as the result maximizing theglobe’s Earn-out revenue) in the future, theglobe’s prospects for achieving profitability will be enhanced.  To date the Company has received only the minimum payments pursuant to the Earn-out.

It is the Company’s preference to avoid filing for protection under the U.S. Bankruptcy Code. However, based upon the Company’s current financial condition as discussed above, management believes that additional debt or equity capital will need to be raised in order for theglobe to continue to operate as a going concern on a long-term basis. Such capital will be needed both to (i) fund its expected limited future net losses and (ii) repay the $548 thousand of secured debt and related accrued interest due under the Revolving Loan Agreement and a portion of the $2.6 million unsecured indebtedness (assuming theglobe is successful in favorably resolving and settling certain disputed and non-disputed vendor charges related to such unsecured indebtedness).  Any such capital would likely come from Mr. Egan, or affiliates of Mr. Egan, as the Company currently has no access to credit facilities and had traditionally relied upon borrowings from related parties to meet short-term liquidity needs.  Any such capital raised would likely result in very substantial dilution in the number of outstanding shares of the Company’s Common Stock.

On a short-term liquidity basis, the Company must be successful in collecting the quarterly Earn-out payments contractually due from Tralliance Registry Management on a timely basis, and must receive the continued indulgence of substantially all of its creditors, in order to continue to operate as a going concern in the near term.  Given theglobe’s current financial condition and the state of the current United States capital markets and economy, it has no current intent to seek to acquire, or start, any other businesses.

WE MAY NOT BE SUCCESSFUL IN SETTLING DISPUTED VENDOR CHARGES.

Our balance sheet at June 30, 2009 includes certain material estimated liabilities related to disputed vendor charges incurred primarily as the result of the failure and subsequent shutdown of our discontinued VoIP telephony services business. Although we are seeking to resolve and settle these disputed charges for amounts substantially less than recorded amounts, there can be no assurances that we will be successful in this regard. Additionally, the legal and administrative costs of resolving these disputed charges may be expensive. An adverse outcome in any of these matters could materially and adversely affect our financial position, utilize a significant portion of our cash resources and/or require additional capital to be infused into the Company and adversely affect our ability to continue to operate as a going concern. See Note 4, “Discontinued Operations” in the Notes to Unaudited Condensed Consolidated Financial Statements for future details.

OUR NET OPERATING LOSS CARRYFORWARDS MAY BE SUBSTANTIALLY LIMITED.

As of December 31, 2008, we had net operating loss carryforwards which may be potentially available for U.S. tax purposes of approximately $166 million. These carryforwards expire through 2028. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Due to various significant changes in our ownership interests, as defined in the Internal Revenue Code of 1986, as amended, that occurred prior to December 31, 2008, we have substantially limited the availability of our net operating loss carryforwards. We believe that we have sufficient net operating loss carryforwards available to offset taxable income generated during the year ended December, 2008 (except for approximately $15 thousand in federal alternative minimum taxes that we paid in March 2009).

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

As a result of the consummation of the Purchase Transaction, we have no or nominal operations and assets, and pursuant to Rule 405 and Exchange Act Rule 12b-2, we are a shell company. Applicable securities rules prohibit shell companies from using a Form S-8 to register securities pursuant to employee compensation plans. However, the rules do not prevent us from registering securities pursuant to certain other registration statements. Additionally, Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company. To the extent we acquire a business in the future, we must file a current report on Form 8-K containing the information required in a registration statement on Form 10, within four business days following completion of the transaction together with financial information of the private operating company. In order to assist the SEC in the identification of shell companies, we are also required to check a box on Form 10-Q and Form 10-K indicating that we are a shell company. To the extent that we are required to comply with additional disclosure because we are a shell company, we may be delayed in executing any mergers or acquiring other assets that would cause us to cease being a shell company. In addition, the SEC adopted amendments to Rule 144 effective February 15, 2008, which do not allow a holder of restricted securities of a “shell company” to resell their securities pursuant to Rule 144. Preclusion from any prospective purchaser using the exemptions from registration afforded by Rule 144 may make it more difficult for us to sell equity securities in the future.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Note Modification Agreement dated as of May 7, 2009 by and between Dancing Bear Investments, Inc. and theglobe.com (1).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference from our Form 10-Q filed on May 8, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

theglobe.com, inc.

Dated : July 31, 2009	By:	/s/ Michael S. Egan
Michael S. Egan Chief Executive Officer (Principal Executive Officer)

Dated : July 31, 2009	By:	/s/ Edward A. Cespedes
Edward A. Cespedes President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

10.1	Note Modification Agreement dated as of May 7, 2009 by and between Dancing Bear Investments, Inc. and theglobe.com (1).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference from our Form 10-Q filed on May 8, 2009.