Form 10-Q
period 2009-09-30
THEGLOBE COM INC
filed 2009-11-09
CIK 1066684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes ☒ No ☐

The number of shares outstanding of the Registrant's Common Stock, $.001 par value (the "Common Stock") as of November 9, 2009 was 441,484,838.

THEGLOBE.COM, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	DECEMBER 31,
	2009	2008
	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$1,725	$89,754
Accounts receivable from related parties	—	75,000
Prepaid expenses	8,705	19,576

Total current assets	10,430	184,330

Other assets	40,000	40,000

Total assets	$50,430	$224,330

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable to related parties	$60,000	$40,667
Accounts payable	182,402	200,385
Accrued expenses and other current liabilities	459,677	567,182
Accrued interest due to related parties	60,630	23,233
Notes payable due to related parties	500,000	500,000
Net liabilities of discontinued operations	1,872,111	1,899,110

Total current liabilities	3,134,820	3,230,577

Stockholders' Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 441,484,838 shares issued and outstanding at September 30, 2009 and December 31, 2008	441,485	441,485

Additional paid-in capital	294,301,845	294,298,990
Accumulated deficit	(297,827,720)	(297,746,722)

Total stockholders' deficit	(3,084,390)	(3,006,247)

Total liabilities and stockholders’ deficit	$50,430	$224,330

See notes to unaudited condensed consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(UNAUDITED)		(UNAUDITED)

Net Revenue	$—	$2,074,562	$—	$3,165,587

Operating Expenses:
Cost of revenue	—	125,505	—	274,334
Sales and marketing	(23,130)	90,263	(23,130)	386,664
General and administrative	37,505	435,973	85,311	1,626,593
Related party transactions	60,000	105,424	180,000	388,806
Depreciation	—	8,802	—	30,379
Intangible asset amortization	—	289,753	—	368,777
Total Operating Expenses	74,375	1,055,720	242,181	3,075,553

Operating Income (Loss) from Continuing Operations	(74,375)	1,018,842	(242,181)	90,034

Other Income (Expense), net:
Gain on Tralliance Asset Sale	—	2,524,711	—	2,524,711
Related party interest expense	(12,602)	(115,576)	(37,397)	(346,151)
Interest income (expense), net	—	(35)	(140)	3,201
Related party other income	75,000	—	225,000	—
Other income	220	—	264	247
	62,618	2,409,100	187,727	2,182,008
Income (Loss) from Continuing Operations Before Income Tax	(11,757)	3,427,942	(54,454)	2,272,042

Income Tax Provision	—	44,919	—	44,919
Income (Loss) from Continuing Operations	(11,757)	3,383,023	(54,454)	2,227,123

Discontinued Operations, net of tax:	—	(3,096)	(26,544)	18,864

Net Income (Loss)	$(11,757)	$3,379,927	$(80,998)	$2,245,987

Loss Per Share:
Basic and Diluted:
Continuing Operations	$—	$0.02	$—	$0.01
Discontinued Operations	$—	$—	$—	$—
Net Income (Loss)	$—	$0.02	$—	$0.01

Weighted Average Common Shares Outstanding	441,484,838	214,974,068	441,484,838	189,670,966

See notes to consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2009	2008
	(UNAUDITED)
Cash Flows from Operating Activities:
Net Income (Loss)	$(80,998)	$2,245,987
Add back: (income) loss from discontinued operations	26,544	(18,864)
Net income (loss) from continuing operations	(54,454)	2,227,123

Adjustments to reconcile net loss from continuing operations:
Gain on Tralliance Asset Sale	—	(2,524,711)
Depreciation and amortization	—	399,156
Employee stock compensation	2,429	19,429
Compensation related to non-employee stock options	426	1,278

Changes in operating assets and liabilities:
Accounts receivable from related parties	75,000	404,540
Accounts receivable	—	(116,251)
Prepaid and other current assets	10,871	52,124
Accounts payable to related parties	19,333	370,539
Accounts payable	(17,983)	(39,838)
Accrued expenses and other current liabilities	(107,505)	(209,427)
Accrued interest due to related parties	37,397	346,150
Deferred revenue	—	(1,844,837)

Net cash flows used in operating activities of continuing operations	(34,486)	(914,725)
Net cash flows used in operating activities of discontinued operations	(53,543)	(17,420)
Net cash flows used in operating activities	(88,029)	(932,145)

Cash Flows from Investing Activities:
Purchases of property and equipment	—	(3,301)
Tralliance Asset Sale transaction costs	—	(64,919)
Proceeds from the sale of property and equipment	—	7,000
Net cash flows from investing activities	—	(61,220)

Cash Flows from Financing Activities:
Borrowing on Notes Payable	—	500,000
Share Issuance transaction costs	—	(92,778)
Net cash flows from financing activities	—	407,222

Net Decrease in Cash and Cash Equivalents	(88,029)	(586,143)
Cash and Cash Equivalents, at beginning of period	89,754	631,198

Cash and Cash Equivalents, at end of period	$1,725	$45,055

See notes to unaudited condensed consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Nine Months Ended September 30,
	2009	2008
	(UNAUDITED)
Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Conversion of debt securities into common stock	$—	$400,000
Cancellation of debt and other liabilities related to Purchase Transaction	$—	$6,409,818
Issuance of common stock related to Purchase Transaction	$—	$3,771,088

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

UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The unaudited interim condensed consolidated financial statements of the Company as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed consolidated financial statements.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2009 and the results of its operations and its cash flows for the three and nine months ended September 30, 2009 and 2008. The results of operations and cash flows for such periods are not necessarily indicative of results expected for the full year or for any future period.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions relate to estimates of collectability of accounts receivable, the valuations of fair values of options and warrants, the impairment of long-lived assets, accounts payable and accrued expenses and other factors. At September 30, 2009 and December 31, 2008, a significant portion of our net liabilities of discontinued operations relate to charges that have been disputed by the Company and for which estimates have been required. Our estimates, judgments and assumptions are continually evaluated based upon available information and experience. Because of estimates inherent in the financial reporting process, actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash equivalents consist of money market funds and highly liquid short-term investments with qualified financial institutions. The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents.

COMPREHENSIVE INCOME (LOSS)

The Company reports comprehensive income (loss) in accordance with Accounting Standards Codification (“ASC”) Topic 220, "Reporting Comprehensive Income." Comprehensive income (loss) generally represents all changes in stockholders' equity during the year except those resulting from investments by, or distributions to, stockholders. The Company’s comprehensive loss was approximately $81 thousand for the nine months ended September 30, 2009 and the Company's comprehensive income was approximately $2.2 million for the nine months ended September 30, 2008, which amounts approximated the Company's reported net loss and net income for such periods.

REVENUE RECOGNITION

The Company’s revenue from continuing operations for the nine months ended September 30, 2008 consists principally of registration fees for Internet domain registrations earned prior to the sale of its Tralliance business.  Such registration fees have been reported net of transaction fees paid to an unrelated third party which served as the registry operator for the Company. Payments of registration fees had been deferred when initially received and recognized as revenue on a straight-line basis over the registrations’ terms. In connection with the Company’s sale of its Tralliance business on September 29, 2008, the remaining balance of deferred revenue related to such registration fees at the date of closing, totaling $1,527,697, was written off and is included as a component of net revenue for the quarter ended September 30, 2008.

NET LOSS PER SHARE

The Company reports net loss per common share in accordance with ASC Topic 260, "Computation of Earnings Per Share." In accordance with ASC Topic 260 and the Securities and Exchange Commission (“SEC’) Staff Accounting Bulletin No. 98, basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

Due to the anti-dilutive effect of common stock equivalents that could be issued, such securities were excluded from the diluted net loss per common share calculation for all periods presented. Such common stock equivalents consisted of the following for the periods ended September 30:

	2009	2008
Options to purchase common stock	13,597,000	14,964,000
Common shares issuable upon exercise of warrants	12,725,000	13,439,000
Total	26,322,000	28,403,000

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued ASU 2009-13 Multiple-Deliverable Arrangements which amends FASB ASC Topic 605 Revenue Recognition to provide another alternative for determining the selling price of deliverables, allowing entities to allocate revenue in multiple deliverable arrangements based on their relative selling prices. This ASU is effective prospectively for revenue arrangements entered into or materially modified after January 1, 2011. The Company is currently evaluating the impact that this new accounting guidance will have on its consolidated financial statements.

In the second quarter of 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative US GAAP. The Codification was not intended to modify or alter prior authoritative guidance and only affected how specific references to US GAAP literature are disclosed in the notes to the condensed consolidated financial statements.

In the second quarter of 2009, the Company adopted a new accounting standard included in FASB Accounting Standards Codification (“ASC”) Topic 820 Fair Value Measurements and Disclosure (“ASC Topic 820”) that provides guidance on how to determine the fair value of assets and liabilities in the current economic environment and reemphasizes that the objective of a fair value measurement remains the determination of an exit price. If the Company were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. The adoption did not have a material impact on our condensed consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05 Measuring Liabilities at Fair Value to provide guidance on measuring the fair value of liabilities under ASC Topic 820. This ASU clarifies the fair value measurements for a liability in an active market and the valuation techniques in the absence of a Level 1 measurement. This ASU is effective for the interim period beginning October 1, 2009. The adoption of this ASU is not anticipated to have a material impact on the Company’s consolidated financial statements.

In the second quarter of 2009, the Company adopted a new accounting standard included in FASB ASC Topic 320 Investments—Debt and Equity Securities that modifies the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. The adoption did not have a material impact on our condensed consolidated financial statements.

In the second quarter of 2009, the Company adopted a new accounting standard included in FASB ASC Topic 825 Financial Instruments that requires disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements; it also requires those disclosures in all interim financial statements. Reporting entities are required to disclose the fair value of all financial instruments for which it is practicable to estimate that value, the method and significant assumptions used to estimate the fair value and a discussion of changes in methods and significant assumptions during the period. The adoption did not have a material impact on our condensed consolidated financial statements.

In the second quarter of 2009, the Company adopted a new accounting standard included in FASB ASC Topic 855 Subsequent Events that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This new accounting standard provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The implementation of this standard did not have a material impact on our condensed consolidated financial statements. The Company evaluated subsequent events through November 9, 2009, the date the accompanying financial statements were issued.  Noting no events that require adjustment and/or disclosure in the consolidated financial statements for the period ended September 30, 2009.

In April 2008, the FASB issued FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets.”  142-3 is effective for fiscal years beginning after December 15, 2008.  The implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

During the first quarter of 2009, the Company adopted ASC 805 “Business Combinations” (ASC 805) which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date.  ASC 805 requires, among other things, that in a business combination achieved through stages (sometimes referred to as a “step acquisition”) that the acquirer recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with this guidance).

ASC 805 also requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual, which in most types of business combinations will result in measuring goodwill as the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired.   ASC 805 will have an impact on the Company’s accounting for future business combinations, but the effect is dependent upon acquisitions that may be made in the future.

In the first quarter of 2009, the Company adopted ASC Topic 810-10-65-1, “Non-controlling Interests in Consolidated Financial Statements.”  This guidance changes the way the consolidated income statement is presented and requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. Currently, net income attributable to the non-controlling interest generally is reported as an expense or other deduction in arriving at consolidated net income. It also is often presented in combination with other financial statement amounts.  This guidance results in more transparent reporting of the net income attributable to the non-controlling interest. The adoption of this guidance did not have a material impact on its consolidated financial statements.

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

During its recent past, the Company was able to continue operating as a going concern due principally to funding of $500,000 received during 2008 under a Revolving Loan Agreement with an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer (See Note 5, “Debt” for further details) and income of $300,000 received during the first nine months of 2009 under an Earn-out Agreement with an entity also controlled by Mr. Egan (See Note 3, “Sale of Tralliance and Share Issuance” for further details).

At September 30, 2009, the Company had a net working capital deficit of approximately $3,124,000, inclusive of a cash and cash equivalents balance of approximately $1,725.  Such working capital deficit included (i) a total of approximately $561,000 in principal and accrued interest owed under the aforementioned Revolving Loan Agreement and a total of $60,000 in management service fees owed under a Master Services Agreement to an entity controlled by Mr. Egan, and (ii) an aggregate of approximately $2,500,000 in unsecured accounts payable and accrued expenses owed to vendors and other non-related third parties (of which approximately $1,700,000 relates to liabilities of our VoIP telephony service discontinued business, with a significant portion of such liabilities related to charges which have been disputed by theglobe). theglobe believes that its ability to continue as a going concern for any significant length of time in the future will be heavily dependent, among other things, on its ability to prevail and avoid making any payments with respect to such disputed vendor charges and/or to negotiate favorable settlements (including deeply discounted payment and/or payment term concessions) with the aforementioned creditors.

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

As additional consideration under the Purchase Transaction, Tralliance Registry Management is obligated to pay an earn-out to theglobe equal to 10% (subject to certain minimums) of Tralliance Registry Management’s net revenue (as defined) derived from “.travel” names registered by Tralliance Registry Management from September 29, 2008 through May 5, 2015 (the “Earn-out”). The minimum Earn-out payable by Tralliance Registry Management to theglobe was $300,000 in the first year of the Earn-Out, increasing by $25,000 in each subsequent year (pro-rated for the final year of the Earn-out).

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

It is the Company’s preference to avoid filing for protection under the U.S. Bankruptcy Code. However, based upon the Company’s current financial condition as discussed above, management believes that additional debt or equity capital will need to be raised in order for theglobe to continue to operate as a going concern on a long-term basis. Such capital will be needed both to (i) fund its expected limited future net losses and (ii) repay the $561,000 of secured debt and related accrued interest due under the Revolving Loan Agreement and the $60,000 of management services fees due under the Master Services Agreement, and a portion of the $2,500,000 unsecured indebtedness (assuming theglobe is successful in favorably resolving and settling certain disputed and non-disputed vendor charges related to such unsecured indebtedness).  Any such capital would likely come from Mr. Egan, or affiliates of Mr. Egan, as the Company currently has no access to credit facilities and had traditionally relied upon borrowings from related parties to meet short-term liquidity needs.  Any such capital raised would likely result in very substantial dilution in the number of outstanding shares of the Company’s Common Stock.

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

(3)   SALE OF TRALLIANCE AND SHARE ISSUANCE

On September 29, 2008, theglobe closed upon a Purchase Agreement (the “Purchase Agreement”) dated as of June 10, 2008, by and between theglobe.com, its subsidiary, Tralliance, Registry Management and Tralliance Registry Management, a wholly-owned subsidiary of Registry Management.  In connection with the closing, Registry Management assigned certain of its rights and obligations with respect to the purchased assets of Tralliance to Tralliance Registry Management.  Pursuant to the provisions of the Purchase Agreement, theglobe (i) issued two hundred twenty nine million (229,000,000) shares of its Common Stock (the “Shares”) (the “Share Issuance”) and (ii) sold the business and substantially all of the assets of its subsidiary, Tralliance to Tralliance Registry Management (the “Asset Sale” and, together with the Share Issuance, the “Sale” or “Purchase Transaction”) for (i) consideration totaling approximately $6,409,800 and consisting of surrender to theglobe and satisfaction of secured demand convertible promissory notes issued by theglobe and held by the Registry Management in the aggregate principal amount of $4,250,000, together with all accrued and unpaid interest of approximately $1,290,300 through the date of the closing of the Purchase Transaction and satisfaction of approximately $869,500 in outstanding rent and miscellaneous fees due and unpaid to Registry Management through the date of closing of the Purchase Transaction, and (ii) an earn-out equal to 10% of Tralliance Registry Management’s “net revenue” (as defined) derived from “.travel” names registered by Tralliance Registry Management from September 29, 2008 through May 5, 2015 (the “Earn-out”).  Registry Management and Tralliance Registry Management are directly or indirectly controlled by Michael S. Egan, our Chairman and Chief Executive Officer and principal stockholder and each of our two remaining Board members own a minority interest in Registry Management.  After giving effect to the closing of the Purchase Transaction, and the issuance of the Shares thereunder, Mr. Egan now beneficially owns approximately 77% of the Company’s issued and outstanding Common Stock.

Due to various factors related to the collectability of Earn-out payments from Tralliance Registry Management, including the current weak financial condition of Tralliance Registry Management, the uncertainty of its ability to become profitable in the future, and the fact that such Earn-out payments are payable to theglobe over an extended period of time (approximately 6 ½ years), no portion of the Earn-out was included in the purchase price for the Purchase Transaction as of the closing of the transaction.  Instead, the Company intends to recognize income related to the Earn-out on a prospective basis as and to the extent that future Earn-out payments are collected.  During January 2009, the Company received its initial minimum Earn-out installment payment from Tralliance Registry Management in the amount of $75,000, with such amount recognized as Other Income in the Consolidated Statement of Operations for the year ended December 31, 2008.   The Company received additional minimum Earn-out installment payments from Tralliance Registry Management, in the amount of $75,000 each during March 2009, June 2009 and September 2009, which were each recorded as credits to Other Income in the Unaudited Condensed Consolidated Statement of Operations for the nine months ended September 30, 2009.  To date, the Company has only received and is only due the minimum payments pursuant to the Earn-out.

Commensurate with the closing of the Purchase Agreement on September 29, 2008, the Company also entered into several ancillary agreements.  These agreements included an Earn-out Agreement pursuant to which the aforementioned “net revenue” Earn-out would be paid (the “Earn-out Agreement”), and Termination Agreements with each of our executive officers (each a “Termination Agreement”).  The minimum Earn-out amount payable under the Earn-out Agreement was $300,000 in the first year of the Earn-out Agreement increasing by $25,000 in each subsequent year (pro-rated for the final year of the Earn-out) with incremental Earn-out payments to be determined and paid to the Company on an annual basis to the extent that 10% of Tralliance Registry Management’s “net revenue” (as defined) exceeds the minimum Earn-out amount payable for such year.  Pursuant to the Termination Agreements, the Company’s employment agreements with each of Michael S. Egan, Edward A. Cespedes and Robin Segaul Lebowitz, the Company’s Chief Executive Officer, President and Vice President of Finance, all dated August 1, 2003, respectively, were terminated.  Notwithstanding the termination of these employment agreements, each of Messrs. Egan, Cespedes and Ms. Lebowitz remains as an officer and director of the Company.

In connection with the closing of the Purchase Agreement, the Company also entered into a Master Services Agreement (“Services Agreement”) with Dancing Bear Investments, Inc. (“Dancing Bear”), which is controlled by Mr. Egan.  Under the terms of the Services Agreement, for a fee of $20,000 per month ($240,000 per annum), Dancing Bear will provide personnel and services to the Company so as to enable it to continue its existence as a public company without the necessity of any full-time employees of its own.  The Services Agreement has an initial term of one year and is subject to renewal or early termination under certain events.  Services under the Services Agreement include, without limitation, accounting, assistance with financial reporting, accounts payable, treasury/financial planning, record retention and secretarial and investor relations functions. During the nine months ended September 30, 2009, a total of $180,000 related to such Services Agreement has been expensed, of which $60,000 remains unpaid and accrued at September 30, 2009.

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

(4) DISCONTINUED OPERATIONS

In March 2007, management and the Board of Directors of the Company made the decision to cease all activities related to its Computer Games businesses, including discontinuing the operations of its magazine publications, games distribution business and related websites. The Company’s decision to shutdown its computer games businesses was based primarily on the historical losses sustained by these businesses during the recent past and management’s expectations of continued future losses. As of September 30, 2009, all significant elements of its computer games business shutdown plan have been completed by the Company, except for the resolution and payment of remaining outstanding accounts payables.

In addition, in March 2007, management and the Board of Directors of the Company decided to discontinue the operating, research and development activities of its VoIP telephony services business and terminate all of the remaining employees of the business.   The Company’s decision to discontinue the operations of its VoIP telephony services business was based primarily on the historical losses sustained by the business during the past several years, management’s expectations of continued losses for the foreseeable future and estimates of the amount of capital required to attempt to successfully monetize its business. As of September 30, 2009, all significant elements of its VoIP telephony services business shutdown plan have been completed by the Company, except for the resolution of certain vendor disputes and the payment of remaining outstanding vendor payables.

In October 2005, the Company completed the sale of the business and substantially all of the assets of SendTec, Inc., its former Marketing Services subsidiary.  In September 2009, the Company settled and agreed to pay approximately $87,000 in income taxes and interest due in connection with prior year audits of this subsidiary.  The Company is not currently aware of any other pending or unsettled Marketing Services business liabilities at this time.

Results of operations for the Computer Games, VoIP telephony services and Marketing Services businesses have been reported separately as “Discontinued Operations” in the accompanying condensed consolidated statements of operations for all periods presented. There are no discontinued operations assets included in the accompanying condensed consolidated balance sheets. The liabilities of the Computer Games, VoIP telephony services and Marketing Services businesses have been included in the caption, “Liabilities of Discontinued Operations” in the accompanying condensed consolidated balance sheets.

The following is a summary of the net liabilities of the discontinued operations of the Computer Games, VoIP telephony services and Marketing Services businesses as included in the accompanying condensed consolidated balance sheets. A significant portion of the net liabilities of discontinued operations at September 30, 2009 relate to charges that have been disputed by the Company and for which estimates have been required.

	September 30,	December 31,
	2009	2008
Net liabilities of discontinued operations:
Computer Games	$40,554	$40,555
VoIP Telephony Services	1,744,557	1,794,555
Marketing Services	87,000	64,000
Total net liabilities of discontinued operations	$1,872,111	$1,899,110

Summarized results of operations financial information for the discontinued operations of our Computer Games, VoIP telephony services and Marketing Services businesses was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Income (Loss) from discontinued operations, net of tax:
Computer Games	$—	$(979)	$(3,095)	$16,810
VoIP Telephony Services	—	(2,117)	(449)	2,054
Marketing Services	$—	$—	$(23,000)	$—
Total Income (Loss) from discontinued operations, net of tax	$—	$(3,096)	$(26,544)	$18,864

(5) DEBT

Debt consists of notes payable due to related parties, as summarized below:

	September 30, 2009	December 31, 2008

2008 Revolving Loan Notes due to affiliates	$500,000	$500,000

LESS: Short-term portion	500,000	500,000

Long-term portion	$—	$—

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

(6) STOCK OPTION PLANS

We have several stock option plans under which nonqualified stock options may be granted to officers, directors, other employees, consultants and advisors of the Company. In general, options granted under the Company’s stock option plans expire after a ten-year period and generally vest no later than three years from the date of grant. Incentive options granted to stockholders who own greater than 10% of the total combined voting power of all classes of stock of the Company must be issued at 110% of the fair market value of the stock on the date the options are granted. As of September 30, 2009, there were approximately 9,388,000 shares available for grant under the Company’s stock option plans.

There were no stock option grants or exercises during each of the nine months ended September 30, 2009 and 2008.

 Stock option activity during the nine months ended September 30, 2009 was as follows:

	Total Options	Weighted Average Exercise Price
Outstanding at December 31, 2008	$14,963,660	$0.33
Granted	―	―
Exercised	—	―
Canceled	(1,367,080)	1.74
Outstanding at September 30, 2009	13,596,580	0.18

Options exercisable at September 30, 2009	$13,596,580	$0.18

The weighted-average remaining contractual term of both stock options outstanding and stock options exercisable at September 30, 2009 was 5 years. The aggregate intrinsic value of both options outstanding and stock options exercisable at September 30, 2009 was $0.

Stock compensation cost is recognized on a straight-line basis over the vesting period. Stock compensation expense totaling $2,855 was charged to operations during the nine months ended September 30, 2009, including $426 of expense resulting from the vesting of non-employee stock options.   During the nine months ended September 30, 2008, stock compensation expense of $20,707 charged to operations included $1,278 of expense related to the vesting of non-employee stock options.

At September 30, 2009, there was no unrecognized compensation expense related to unvested stock options.

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

At the Court’s request, plaintiffs selected six “focus” cases, which do not include the Company.  The Court indicated that its decisions in the six focus cases are intended to provide strong guidance for the parties in the remaining cases.  On December 5, 2006, the U.S. Court of Appeals for the Second Circuit vacated a decision by the District Court granting class certification in the focus cases. On April 6, 2007, the Second Circuit denied a petition for rehearing filed by plaintiffs, but noted that plaintiffs could ask the District Court to certify more narrow classes than those that were rejected.

The parties in the approximately 300 coordinated cases, including ours, reached a settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including theglobe.  On October 5, 2009, the Court granted final approval of the settlement.  The thirty day deadline to appeal the final approval order will start to run when the judgment is filed.  The judgment has not yet been filed.  A group of three objectors has filed a petition to the Second Circuit seeking permission to appeal the District Court’s final approval order on the basis that the settlement class is broader than the class previously rejected by the Second Circuit in its December 5, 2006 order vacating the District Court’s order certifying classes in the focus cases.  Plaintiffs have filed an opposition to the petition.  Two notices of appeal to the Second Circuit have also been filed by different groups of objectors.

Due to the inherent uncertainties of litigation, the Company cannot accurately predict the ultimate outcome of the matter. If the settlement does not survive appeal and the Company is found liable, we are unable to estimate or predict the potential damages that might be awarded, whether such damages would be greater than the Company’s insurance coverage, and whether such damages would have a material impact on our results of operations or financial condition in any future period.

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

(8)   RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2009, the Company received minimum Earn-out installment payments totaling $300,000 from Tralliance Registry Management Company LLC (“Tralliance Registry Management”) under an Earn-out Agreement entered into on September 29, 2008 by and between Tralliance Registry Management and the Company.  Tralliance Registry Management is an entity controlled by Michael S. Egan, and each of our two remaining executive officers and Board members, Edward A. Cespedes, our President, and Robin S. Lebowitz, our Vice President of Finance, own minority interests in The Registry Management Company, LLC, the parent company of Tralliance Registry Management.  In accounting for such proceeds, $225,000 was recorded as Related Party Other Income in the Company’s Unaudited Condensed Consolidated Statement of Operations for the nine months ended September 30, 2009, and $75,000 served to reduce Account Receivables from Related Parties which had been recorded on the Company’s Consolidated Balance Sheet at December 31, 2008.

During the nine months ended September 30, 2009, the Company paid management services fees totaling $160,667 to Dancing Bear under a Master Services Agreement entered into on September 29, 2008 by and between Dancing Bear and the Company.  In this connection, $180,000 was recorded as Related Party Transactions Expense in the Company’s Unaudited Condensed Consolidated Statement of Operations for the nine months ended September 30, 2009.  An accrual for $60,000 related to unpaid management service fees has also been recorded in the Accounts Payable to Related Parties account on the Company’s Consolidated Balance Sheet at September 30, 2009.

On June 6, 2008, the Company entered into a Revolving Loan Agreement with Dancing Bear Investments, Inc. (“Dancing Bear”), pursuant to which Dancing Bear may loan up to $500,000 to the Company on a revolving basis (the “Credit Line”).  Dancing Bear is an entity controlled by Michael S. Egan, the Company’s Chairman and Chief Executive Officer.  During 2008 the Company made borrowings totaling the full amount of the $500,000 Credit Line.   During the nine months ended September 30, 2009 and 2008, the Company recorded interest expense of $37,397 and $10,630, respectively, related to the Credit Line.  At September 30, 2009, accrued interest of $60,630 related to the Credit Line has been recorded on the Company’s balance sheet.   All borrowings under the Credit Line, including accrued interest on borrowed funds at the rate of 10% per annum, were initially due and payable in one lump sum on the first anniversary of the Credit Line, or June 6, 2009, or sooner upon the occurrence of an event of default under the loan documentation.  On May 7, 2009 such repayment terms were amended so as to require the Company to repay any or all amounts due under the Credit Line in one lump sum on the earlier of (i) five business days following demand for payment, which demand can be made at any time, or (ii) the occurrence of an event of default as defined in the Revolving Credit Agreement.

During 2008, an entity owned solely by the sister of the Company’s President, Treasurer and Chief Financial Officer and Director provided certain administrative services to the Company.  During the nine month period ended September 30 2008, $33,750 of expense related to these services was recorded.

During 2008, several entities controlled by the Company’s Chairman and Chief Executive Officer provided services to the Company, including the lease of office space and the outsourcing of customer services, human resources and payroll processing functions.  During the nine month period ended September 30, 2008, $354,389 of expense related to these services was recorded.

(9)   SUBSEQUENT EVENTS

We have performed an evaluation of subsequent events through the close of business day on November 9, 2009, the date these financial statements were issued.  There were none.

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

Due to the Sale of our Tralliance business and Share Issuance on September 29, 2008, we have no continuing business operations.  Accordingly, the results of our operations for the three and nine months ended September 30, 2009 and the three and nine months ended September 30, 2008 are not necessarily comparable.

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO
THE THREE MONTHS ENDED SEPTEMBER 30, 2008

CONTINUING OPERATIONS

NET REVENUE. Net revenue totaled $0 for the three months ended September 30, 2009 as compared to approximately $2.1 million for the three months ended September 30, 2008.  Net revenue for the third quarter of 2008 included approximately $1.5 million related to the write-off of deferred revenue as a result of the sale of the Company’s Tralliance business on September 29, 2008. See Note 3, “Sale of Tralliance and Share Issuance” in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

COST OF REVENUE. Cost of revenue totaled $0 for the three months ended September 30, 2009 as compared to approximately $125 thousand reported for the three months ended September 30, 2008.   Cost of revenue for the three months ended September 30, 2008 included approximately $101 thousand related to the write-off of prepaid registration fees which were deemed to have no future value as a result of the sale of the Company’s Tralliance business on September 29, 2008.

SALES AND MARKETING. As the result of the adjustment of estimated accruals, sales and marketing expenses for the three months ended September 30, 2009 totaled approximately $(23) thousand compared to expenses of approximately $90 thousand for the same three month period of 2008.

GENERAL AND ADMINISTRATIVE EXPENSES. Prior to the Sale of Tralliance, general and administrative expenses consisted primarily of salaries and other personnel costs related to management, finance and accounting functions, facilities, outside legal and audit fees, insurance, and general corporate overhead costs. Subsequent to the sale of Tralliance, general and administrative expenses include only those customary public company expenses, including outside legal and audit fees, insurance and other related public company costs.  Expenses relating to management, finance and accounting functions that were previously included within the general and administrative expense caption are now included within the related party transactions expense caption.  General and administrative expenses totaled approximately $37 thousand in the third quarter of 2009 as compared to approximately $436 thousand for the same quarter of the prior year.

RELATED PARTY TRANSACTIONS. Related party transaction expense totaled $60 thousand for the three months ended September 30, 2009 as compared to approximately $105 thousand for the same period of 2008, a decrease of approximately $45 thousand.  Subsequent to the Sale of Tralliance, the Company’s related party expenses consist of management services fees payable to Dancing Bear for accounting, finance, administrative and managerial support.  During 2008, the Company’s related party expenses consisted of related party charges for the leasing of office space, and the outsourcing of customer service, human resources and payroll processing functions.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $0 for the three months ended September 30, 2009 as compared to approximately $299 thousand for the three months ended September 30, 2008, including approximately $250 thousand related to the write-off of the remaining net book value of intangible assets which were deemed to have no future value as the result of the sale of the Company’s Tralliance business on September 29, 2008.

GAIN ON TRALLIANCE ASSET SALE. During the three months ended September 30, 2008, the Company recorded a gain of approximately $2.5 million related to the sale of its Tralliance business on September 29, 2008.

RELATED PARTY INTEREST EXPENSE. Related party interest expense for the third quarter of 2009 was approximately $13 thousand as compared to approximately $116 thousand for the same quarter of 2008, reflecting the decrease in outstanding related party debt resulting from the Sale of Tralliance and Share Issuance.

RELATED PARTY OTHER INCOME.  Related party other income consists of the minimum Earn-Out payable quarterly by Tralliance Registry Management to the Company as further discussed in Note 3, “Sale of Tralliance and Share Issuance” in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.  Related party other income for the three months ended September 30, 2009 was $75 thousand.

INCOME TAXES. The provision for income taxes for the third quarter of 2009 was $0 as compared to approximately $45 thousand for the same period the prior year which included federal alternative minimum taxes resulting from the Sale of Tralliance and Share Issuance.

DISCONTINUED OPERATIONS

Discontinued operations generated a net loss of $0 for the third quarter of 2009 as compared to a net income of approximately $3 thousand during the third quarter of 2008.

NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO
THE NINE MONTHS ENDED SEPTEMBER 30, 2008

CONTINUING OPERATIONS

NET REVENUE. Net revenue totaled $0 for the nine months ended September 30, 2009 as compared to approximately $3.2 million for the nine months ended September 30, 2008.  Net revenue for the third quarter of 2008 included approximately $1.5 million related to the write-off of deferred revenue as a result of the sale of the Company’s Tralliance business on September 29, 2008. See Note 3, “Sale of Tralliance and Share Issuance” in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

COST OF REVENUE. Cost of revenue totaled $0 for the nine months ended September 30, 2009 compared to $274 thousand reported for the nine months ended September 30, 2008. Cost of revenue for the nine months ended September 30, 2008 included approximately $101 thousand related to the write-off of prepaid registration fees which were deemed to have no future value as a result of the sale of the Company’s Tralliance business on September 29, 2008.

SALES AND MARKETING. As the result of the adjustment of estimated accruals, sales and marketing expenses for the nine months ended September 30, 2009 totaled approximately $(23) thousand compared to expenses of approximately $387 thousand for the same nine month period of 2008.

GENERAL AND ADMINISTRATIVE EXPENSES. Prior to the Sale of Tralliance, general and administrative expenses consisted primarily of salaries and other personnel costs related to management, finance and accounting functions, facilities, outside legal and audit fees, insurance, and general corporate overhead costs. Subsequent to the sale of Tralliance, general and administrative expenses include only those customary public company expenses, including outside legal and audit fees, insurance and other related public company costs.  Expenses relating to management, finance and accounting functions that were previously included within the general and administrative expense caption are now included within the related party transactions expense caption.  General and administrative expenses totaled approximately $85 thousand in the nine months ended September 30, 2009 as compared to approximately $1.6 million for the same period of 2008.

RELATED PARTY TRANSACTIONS. Related party transaction expense totaled $180 thousand for the nine months ended September 30, 2009 as compared to approximately $389 thousand for the same period of 2008, a decrease of approximately $209 thousand.  Subsequent to the Sale of Tralliance, the Company’s related party expenses consist of management services fees payable to Dancing Bear for accounting, finance, administrative and managerial support.  During 2008, the Company’s related party expenses consisted of related party charges for the leasing of office space, and the outsourcing of customer service, human resources and payroll processing functions.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense was $0 for the nine months ended September 30, 2009 as compared to approximately $399 thousand for the nine months ended September 30, 2008, including approximately $250 thousand related to the write-off of the remaining net book value of intangible assets which were deemed to have no future value as the result of the sale of the Company’s Tralliance business on September 29, 2008.

GAIN ON TRALLIANCE ASSET SALE. During the nine months ended September 30, 2008, the Company recorded a gain of approximately $2.5 million related to the sale of its Tralliance business on September 29, 2008.

RELATED PARTY INTEREST EXPENSE. Related party interest expense for the nine months ended September 30, 2009 was approximately $37 thousand as compared to approximately $346 thousand for the same period of 2008, reflecting the decrease in outstanding related party debt resulting from the Sale of Tralliance and Share Issuance.

INTEREST INCOME (EXPENSE), NET. Net interest expense of $140 was reported for the first nine months of 2009 compared to total net interest income of approximately $3 thousand reported for the same period of the prior year.

RELATED PARTY OTHER INCOME.  Related party other income consists of the minimum Earn-Out payable quarterly by Tralliance Registry Management to the Company as further discussed in Note 3, “Sale of Tralliance and Share Issuance” in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.  Related party other income for the nine months ended September 30, 2009 was $225 thousand.

INCOME TAXES. The provision for income taxes for the  nine month ended September 30, 2009 was $0 as compared to approximately $45 thousand for the same period the prior year which included federal alternative minimum taxes resulting from the Sale of Tralliance and Share Issuance.

DISCONTINUED OPERATIONS

The net loss from discontinued operations totaled approximately $27 thousand in the first nine months of 2009 as compared to a net income of approximately $19 thousand during the first nine months of 2008.  The 2009 loss was due primarily to interest accruals related to a prior year SendTec, Inc. income tax assessment.  The 2008 income was due primarily to the recording of Computer Games revenue based upon the collection of delinquent accounts receivables.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ITEMS

As of September 30, 2009, theglobe had approximately $2 thousand in cash and cash equivalents as compared to approximately $90 thousand as of December 31, 2008. Net cash flows used in operating activities of continuing operations totaled approximately $34 thousand and $915 thousand, for the nine months ended September 30, 2009 and 2008, respectively, or a decrease of approximately $881 thousand. Such decrease was attributable primarily to a lower net loss from continuing operations (after adjustments for the non-cash impacts attributable to the Tralliance Asset Sale in the current period and the non-cash impact related to beneficial conversion features of debt in the prior year) for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

Approximately $54 thousand in net cash flows were used in the operating activities of discontinued operations during the nine months ended September 30, 2009 as compared to a net cash flow usage of approximately $17 thousand during the same period of the prior year.

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

FUTURE AND CRITICAL NEED FOR CAPITAL

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. However, for the reasons described below, Company management does not believe that cash on hand and cash flow generated internally by the Company will be adequate to fund its limited overhead and other cash requirements beyond a short period of time. These reasons raise significant doubt about the Company’s ability to continue as a going concern.

During its recent past, the Company was able to continue operating as a going concern due principally to funding of $500 thousand received during 2008 under a Revolving Loan Agreement with an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer (See Note 5, “Debt”  to the unaudited condensed consolidated financial statements for further details) and income of $300 thousand received during the first nine months of 2009 under an Earn-out Agreement with an entity also controlled by Mr. Egan (See Note 3, “Sale of Tralliance and Share Issuance” to the unaudited condensed consolidated financial statements for further details).

At September 30, 2009, the Company had a net working capital deficit of approximately $3.1 million, inclusive of a cash and cash equivalents balance of approximately $2 thousand.  Such working capital deficit included (i) a total of approximately $561 thousand in principal and accrued interest owed under the aforementioned Revolving Loan Agreement and a total of $60 thousand in management service fees owed under a Master Services Agreement to an entity controlled by Mr. Egan, and (ii) an aggregate of approximately $2.5 million in unsecured accounts payable and accrued expenses owed to vendors and other non-related third parties (of which approximately $1.7 million relates to liabilities of our VoIP telephony service discontinued business, with a significant portion of such liabilities related to charges which have been disputed by theglobe). theglobe believes that its ability to continue as a going concern for any significant length of time in the future will be heavily dependent, among other things, on its ability to prevail and avoid making any payments with respect to such disputed vendor charges and/or to negotiate favorable settlements (including deeply discounted payment and/or payment term concessions) with the aforementioned creditors.

As more fully discussed in Note 3, “Sale of Tralliance and Share Issuance” to the unaudited condensed consolidated financial statements, on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229 million shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6.4 million). However, the Company continues to be obligated to repay its principal borrowings totaling $500 thousand, plus accrued interest at the rate of 10% per annum, due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement. All unpaid borrowings under the Revolving Loan Agreement, as amended on May 7, 2009 (See Note 5, “Debt” to the unaudited condensed consolidated financial statements), including accrued interest, are due and payable by the Company in one lump sum on the earlier of (i) five business days following demand for payment, which demand can be made at anytime, or (ii) the occurrence of an event of default as defined in the Revolving Loan Agreement. The Company currently has no ability to repay this loan should a demand for payment be made by the noteholder.  All borrowings under the Revolving Loan Agreement are secured by a pledge of all of the assets of the Company and its subsidiaries. After giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan now beneficially owns approximately 77% of the Company’s issued and outstanding Common Stock.

As additional consideration under the Purchase Transaction, Tralliance Registry Management is obligated to pay an earn-out to theglobe equal to 10% (subject to certain minimums) of Tralliance Registry Management’s net revenue (as defined) derived from “.travel” names registered by Tralliance Registry Management from September 29, 2008 through May 5, 2015 (the “Earn-out”). The minimum Earn-out payable by Tralliance Registry Management to theglobe was $300 thousand in the first year of the Earn-Out, increasing by $25 thousand in each subsequent year (pro-rated for the final year of the Earn-out).

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

It is the Company’s preference to avoid filing for protection under the U.S. Bankruptcy Code. However, based upon the Company’s current financial condition as discussed above, management believes that additional debt or equity capital will need to be raised in order for theglobe to continue to operate as a going concern on a long-term basis. Such capital will be needed both to (i) fund its expected limited future net losses and (ii) repay the $561 thousand of secured debt and related accrued interest due under the Revolving Loan Agreement and the $60 thousand of management services fees due under the Master Services Agreement, and a portion of the $2.5 million unsecured indebtedness (assuming theglobe is successful in favorably resolving and settling certain disputed and non-disputed vendor charges related to such unsecured indebtedness).  Any such capital would likely come from Mr. Egan, or affiliates of Mr. Egan, as the Company currently has no access to credit facilities and had traditionally relied upon borrowings from related parties to meet short-term liquidity needs.  Any such capital raised would likely result in very substantial dilution in the number of outstanding shares of the Company’s Common Stock.

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

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. At September 30, 2009 and December 31, 2008, a significant portion of our net liabilities of discontinued operations relate to charges that have been disputed by the Company and for which estimates have been required. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

Certain of our accounting policies have required higher degrees of judgment than others in their application. These include revenue recognition, valuation of receivables, valuation of intangible assets and other long-lived assets and capitalization of computer software costs. Our accounting policies and procedures related to these areas are summarized below.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2009, the FASB issued ASU 2009-13 Multiple-Deliverable Arrangements which amends FASB ASC Topic 605 Revenue Recognition to provide another alternative for determining the selling price of deliverables, allowing entities to allocate revenue in multiple deliverable arrangements based on their relative selling prices. This ASU is effective prospectively for revenue arrangements entered into or materially modified after January 1, 2011. The Company is currently evaluating the impact that this new accounting guidance will have on its consolidated financial statements.

In the second quarter of 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative US GAAP. The Codification was not intended to modify or alter prior authoritative guidance and only affected how specific references to US GAAP literature are disclosed in the notes to the condensed consolidated financial statements.

In the second quarter of 2009, the Company adopted a new accounting standard included in FASB Accounting Standards Codification (“ASC”) Topic 820 Fair Value Measurements and Disclosure (“ASC Topic 820”) that provides guidance on how to determine the fair value of assets and liabilities in the current economic environment and reemphasizes that the objective of a fair value measurement remains the determination of an exit price. If the Company were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. The adoption did not have a material impact on our condensed consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05 Measuring Liabilities at Fair Value to provide guidance on measuring the fair value of liabilities under ASC Topic 820. This ASU clarifies the fair value measurements for a liability in an active market and the valuation techniques in the absence of a Level 1 measurement. This ASU is effective for the interim period beginning October 1, 2009. The adoption of this ASU is not anticipated to have a material impact on the Company’s consolidated financial statements.

In the second quarter of 2009, the Company adopted a new accounting standard included in FASB ASC Topic 320 Investments—Debt and Equity Securities that modifies the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. The adoption did not have a material impact on our condensed consolidated financial statements.

In the second quarter of 2009, the Company adopted a new accounting standard included in FASB ASC Topic 825 Financial Instruments that requires disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements; it also requires those disclosures in all interim financial statements. Reporting entities are required to disclose the fair value of all financial instruments for which it is practicable to estimate that value, the method and significant assumptions used to estimate the fair value and a discussion of changes in methods and significant assumptions during the period. The adoption did not have a material impact on our condensed consolidated financial statements.

In the second quarter of 2009, the Company adopted a new accounting standard included in FASB ASC Topic 855 Subsequent Events that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This new accounting standard provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The implementation of this standard did not have a material impact on our condensed consolidated financial statements. The Company evaluated subsequent events through November 9, 2009, the date the accompanying financial statements were issued.  Noting no events that require adjustment and/or disclosure in the consolidated financial statements for the period ended September 30, 2009.

In April 2008, the FASB issued FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets.”  142-3 is effective for fiscal years beginning after December 15, 2008.  The implementation of this standard did not have a material impact on the Company’s consolidated financial statements.

During the first quarter of 2009, the Company adopted ASC 805 “Business Combinations” (ASC 805) which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date.  ASC 805 requires, among other things, that in a business combination achieved through stages (sometimes referred to as a “step acquisition”) that the acquirer recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with this guidance).

ASC 805 also requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual, which in most types of business combinations will result in measuring goodwill as the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired.   ASC 805 will have an impact on the Company’s accounting for future business combinations, but the effect is dependent upon acquisitions that may be made in the future.

In the first quarter of 2009, the Company adopted ASC Topic 810-10-65-1, “Non-controlling Interests in Consolidated Financial Statements.”  This guidance changes the way the consolidated income statement is presented and requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. Currently, net income attributable to the non-controlling interest generally is reported as an expense or other deduction in arriving at consolidated net income. It also is often presented in combination with other financial statement amounts.  This guidance results in more transparent reporting of the net income attributable to the non-controlling interest.  The adoption of this guidance did not have a material impact on its consolidated financial statements.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting, and have determined there to be no reportable changes.

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

During its recent past, the Company was able to continue operating as a going concern due principally to funding of $500 thousand received during 2008 under a Revolving Loan Agreement with an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer (See Note 5, “Debt” for further details) and income of $300 thousand received during the first nine months of 2009 under an Earn-out Agreement with an entity also controlled by Mr. Egan (See Note 3, “Sale of Tralliance and Share Issuance” for further details).

At September 30, 2009, the Company had a net working capital deficit of approximately $3.1 million, inclusive of a cash and cash equivalents balance of approximately $1,725.  Such working capital deficit included (i) a total of approximately $561 thousand in principal and accrued interest owed under the aforementioned Revolving Loan Agreement and a total of $60 thousand in management service fees owed under a Master Services Agreement to an entity controlled by Mr. Egan, and (ii) an aggregate of approximately $2.5 million in unsecured accounts payable and accrued expenses owed to vendors and other non-related third parties (of which approximately $1.7 million relates to liabilities of our VoIP telephony service discontinued business, with a significant portion of such liabilities related to charges which have been disputed by theglobe). theglobe believes that its ability to continue as a going concern for any significant length of time in the future will be heavily dependent, among other things, on its ability to prevail and avoid making any payments with respect to such disputed vendor charges and/or to negotiate favorable settlements (including deeply discounted payment and/or payment term concessions) with the aforementioned creditors.

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

As additional consideration under the Purchase Transaction, Tralliance Registry Management is obligated to pay an earn-out to theglobe equal to 10% (subject to certain minimums) of Tralliance Registry Management’s net revenue (as defined) derived from “.travel” names registered by Tralliance Registry Management from September 29, 2008 through May 5, 2015 (the “Earn-out”). The minimum Earn-out payable by Tralliance Registry Management to theglobe was $300 thousand in the first year of the Earn-Out, increasing by $25 thousand in each subsequent year (pro-rated for the final year of the Earn-out).

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

It is the Company’s preference to avoid filing for protection under the U.S. Bankruptcy Code. However, based upon the Company’s current financial condition as discussed above, management believes that additional debt or equity capital will need to be raised in order for theglobe to continue to operate as a going concern on a long-term basis. Such capital will be needed both to (i) fund its expected limited future net losses and (ii) repay the $561 thousand of secured debt and related accrued interest due under the Revolving Loan Agreement and the $60 thousand of management services fees due under the Master Services Agreement, and a portion of the $2.5 million unsecured indebtedness (assuming theglobe is successful in favorably resolving and settling certain disputed and non-disputed vendor charges related to such unsecured indebtedness).  Any such capital would likely come from Mr. Egan, or affiliates of Mr. Egan, as the Company currently has no access to credit facilities and had traditionally relied upon borrowings from related parties to meet short-term liquidity needs.  Any such capital raised would likely result in very substantial dilution in the number of outstanding shares of the Company’s Common Stock.

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

WE MAY NOT BE SUCCESSFUL IN SETTLING DISPUTED VENDOR CHARGES.

Our balance sheet at September 30, 2009 includes certain material estimated liabilities related to disputed vendor charges incurred primarily as the result of the failure and subsequent shutdown of our discontinued VoIP telephony services business. Although we are seeking to resolve and settle these disputed charges for amounts substantially less than recorded amounts, there can be no assurances that we will be successful in this regard. Additionally, the legal and administrative costs of resolving these disputed charges may be expensive. An adverse outcome in any of these matters could materially and adversely affect our financial position, utilize a significant portion of our cash resources and/or require additional capital to be infused into the Company and adversely affect our ability to continue to operate as a going concern. See Note 4, “Discontinued Operations” in the Notes to Unaudited Condensed Consolidated Financial Statements for future details.

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

RISK FACTORS RELATING TO THE PURCHASE TRANSACTION AND THE DISPOSITION OF THE TRALLIANCE BUSINESS

THE ANTICIPATED BENEFITS OF THE PURCHASE TRANSACTION MAY NOT BE REALIZED; WE WILL CONTINUE TO HAVE A NEED FOR CAPITAL.

As a result of the closing of the Purchase Transaction, the Company has been relieved of over $6.4 million of obligations under convertible secured demand promissory notes and unsecured accounts payables. Additionally, the Company received Earn-out rights equal to 10% (subject to certain minimums) of Tralliance Registry Management’s “net revenue” (as defined) derived from “.travel” names registeted by Tralliance Registry Management from September 29, 2008 through May 5, 2015. The minimum Earn-out payable by Tralliance Registry Management to theglobe was $300 thousand in the first year, increasing by $25 thousand in each subsequent year (pro-rated for the final year of the Earn-out).

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

theglobe.com, inc.

Dated : November 9, 2009	By:	/s/ Michael S. Egan
Michael S. Egan Chief Executive Officer (Principal Executive Officer)

By:	/s/ Edward A. Cespedes
Edward A. Cespedes President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

10.1	Note Modification Agreement dated as of May 7, 2009 by and between Dancing Bear Investments, Inc. and theglobe.com (1).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference from our Form 10-Q filed on May 8, 2009.