Form 10-K
period 2009-12-31
THEGLOBE COM INC
filed 2010-03-26
CIK 1066684

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009

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
☐ Yes  ☒ No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (do not check if a smaller reporting company ) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☒   Yes  ☐ No

Aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of the close of business as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2009: $341,072.*

*Includes voting stock held by third parties, which may be deemed to be beneficially owned by affiliates, but for which such affiliates have disclaimed beneficial ownership.

The number of shares outstanding of the Registrant's Common Stock, $.001 par value (the "Common Stock") as of March 13, 2010 was 441,484,838.

theglobe.com, inc.

FORM 10-K

TABLE OF CONTENTS

i

FORWARD LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology, such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "intend," "potential" or "continue" or the negative of such terms or other comparable terminology, although not all forward-looking statements contain such terms. In addition, these forward-looking statements include, but are not limited to, statements regarding:

•	the outcome of pending litigation;

•	our ability to negotiate favorable settlements with unsecured creditors;

•	our ability to successfully resolve disputed liabilities;

•	our estimates or expectations of continued losses;

•	our expectations regarding future income (and in particular, income from an earn-out due from an affiliate) and expenses;

•	our ability to raise additional and sufficient capital; and

•	our ability to continue as a going concern.

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

As of December 31, 2009, as reflected in our accompanying Consolidated Balance Sheet, our current liabilities significantly exceed our total assets.  Additionally, we received a report from our independent registered public accountants, relating to our December 31, 2009 audited financial statements, containing an explanatory paragraph regarding our ability to continue as a going concern.

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

SALE OF TRALLIANCE AND SHARE ISSUANCE

On September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management and (ii) issued 229 million of its Common Stock (the “Shares”) to The Registry Management Company, LLC (“Registry Management”), (the “Purchase Transaction”).  Tralliance Registry Management and Registry Management are entities directly or indirectly controlled by Michael S. Egan, our Chairman and Chief Executive Officer and principal stockholder, and each of our two remaining executive officers and Board members, Edward A. Cespedes, our President, and Robin Segaul Lebowitz, our Vice President of Finance, own a minority interest in Registry Management.  After giving effect to the closing of the Purchase Transaction, and the issuance of the Shares thereunder, Mr. Egan beneficially owns approximately 76% of the Company’s Common Stock at December 31, 2009.

In connection with the Purchase Transaction, the Company received (i) consideration totaling approximately $6.4 million which consisted of the surrender to theglobe and satisfaction of secured demand convertible promissory notes issued by theglobe and held by Registry Management in the aggregate principal amount of $4.25 million, together with all accrued and unpaid interest of approximately $1.3 million through the date of closing of the Purchase Transaction and satisfaction of approximately $870 thousand in outstanding rent and miscellaneous fees due and unpaid to the Registry Management through the date of closing of the Purchase Transaction, and (ii) an earn-out equal to 10% (subject to certain minimums) of Tralliance Registry Management’s “net revenue” (as defined) derived from “.travel” names registered by Tralliance Registry Management from September 29, 2008 through May 15, 2015 (the “Earn-out”).  The minimum Earn-out payable by Tralliance Registry Management to theglobe was $300 thousand in the first year of the Earn-out Agreement, and will increase by $25 thousand in each subsequent year (pro-rated for the final year of the Earn-out).

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

In connection with the closing of the Purchase Transaction, the Company entered into a Master Services Agreement (“Services Agreement”) with Dancing Bear Investments, Inc. (“Dancing Bear”), an entity which is controlled by Mr. Egan.  Under the terms of the Services Agreement, for a fee of $20 thousand per month ($240 thousand per annum), Dancing Bear provides personnel and services to the Company so as to enable it to continue its existence as a public company without the necessity of any full-time employees of its own.  The Services Agreement had an initial term of one year and was renewed for a second one year term during 2009.  Services under the Services Agreement include, without limitation, accounting, assistance with financial reporting, accounts payable, treasury/financial planning, record retention and secretarial and investor relations functions.

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

To facilitate the “.travel” domain name registration process, the Registry entered into contracts with a number of registrars.  The registrars acted as intermediaries between the Registry and customers (referred to as registrants) seeking to register “.travel” domain names.  The registrars handled the billing and collection of registration fees, customer service and technical management of the registration database.  Registrants were able to register “.travel” domain names for terms of one year (minimum) up to 10 years (maximum).  For standard name registration transactions, registrars retained a portion of the registration fee collected by them as their compensation and remitted the remainder, $80 per domain name per year, of the registration fee to the Registry.

In order to register a “.travel” domain name, a registrant first had to be verified as being eligible (“authenticated”) by virtue of being a valid participant in the travel industry.  Additionally, eligibility data was required to be updated and reviewed annually, subsequent to initial registration.  Once authenticated, a registrant was only permitted to register “.travel” domain names that were associated with the registrant’s business or organization.  The Registry entered into contracts with a number of travel associations and other independent organizations (“authentication providers”) whereby, in consideration for the payment of fixed and/or variable fees, all required authentication procedures were performed by such authentication providers.  The Registry had also outsourced various other registry operations, database maintenance and policy formulation functions to certain other independent businesses or organizations in consideration for the payment of certain fixed and/or variable fees.

Commensurate with the closing of the sale of the Tralliance business to Tralliance Registry Management on September 29, 2008, all existing contracts relevant to the operation of the “.travel” registry, including the ICANN contract and contracts with entities who performed registry operations, authentication and registrar functions, were assigned by Tralliance to Tralliance Registry Management.  As discussed earlier in this Report, subsequent to the sale of its Tralliance business, the Company’s sole interest in the “.travel” registry relates to the Earn-out payable from Tralliance Registry Management to the Company based upon net revenues derived from “.travel” names registered by Tralliance Registry Management from September 29, 2008 through May 5, 2015.

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

In March 2007, management and the Board of Directors of the Company made the decision to cease all activities related to its Computer Games businesses, including discontinuing the operations of its magazine publications, game distribution business and related websites.  The Company’s decision to shutdown its Computer Games businesses was based primarily on the historical losses sustained by these businesses during 2004 through 2006 and management’s expectations of continued future losses.  As of December 31, 2009, all elements of its computer games business shutdown plan have been completed by the Company.

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

In March 2007, management and the Board of Directors decided to discontinue the operating, research and development activities of its VoIP telephony services business and terminate all of the remaining employees of the business.   The Company’s decision to discontinue the operations of its VoIP telephony services business was based primarily on the historical losses sustained by the business during 2003 through 2006, management’s expectations of continued losses for the foreseeable future and estimates of the amount of capital required to attempt to successfully monetize its business.  As of December 31, 2009, all significant elements of its VoIP telephony services business shutdown plan have been completed by the Company, except for the resolution of certain vendor disputes and the payment of remaining outstanding vendor payables, aggregating approximately $1.7 million at December 31, 2009.

MARKETING SERVICES BUSINESS

In September 2004, the company acquired SendTec, Inc. (“SendTec”), a direct response marketing services and technology company.  From date of acquisition until the time of the sale of SendTec in October 2005, the Company operated SendTec as its Marketing Services division.  During 2009, the Company settled and paid to a state taxing authority approximately $88 thousand in income taxes and interest due in connection with audits of SendTec for the time period that it was operated by the Company.  The Company is not currently aware of any other pending or unsettled Marketing Services business liabilities at this time.

Results of operations for the Computer Games, VoIP telephony services and Marketing Services businesses have been reported separately as “Discontinued Operations” in the accompanying consolidated statements of operations for all periods presented.  There are no discontinued operations assets included in the accompanying consolidated balance sheets.  The liabilities of the Computer Games, VoIP telephony services and Marketing Services businesses have been included in the caption, “Liabilities of Discontinued Operations” in the accompanying consolidated balance sheets for all applicable periods presented.

EMPLOYEES

As of March 13, 2010, we had no employees other than our executive officers.  Each of our executive officers are officers or directors of other companies, certain of which have ongoing business relationships with the Company.  Our executive officers currently devote very limited time to our business and receive no compensation from us.

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

During its recent past, the Company was able to continue operating as a going concern due principally to funding of $500 thousand received during 2008 under a Revolving Loan Agreement with an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer (See Note 6, “Debt” in the accompanying Notes to Consolidated Financial Statements for further details) and proceeds of approximately $421 thousand received during 2009 under an Earn-out Agreement with an entity also controlled by Mr. Egan (See Note 3, “Sale of Tralliance and Share Issuance” in the accompanying Notes to Consolidated Financial Statements for further details).

At December 31, 2009, the Company had a net working capital deficit of approximately $3.1 million.  Such working capital deficit included (i) a total of approximately $573 thousand in principal and accrued interest owed under the aforementioned Revolving Loan Agreement; (ii) a total of $120 thousand in management service fees owed under a Master Services Agreement to an entity controlled by Mr. Egan, and (iii) an aggregate of approximately $2.4 million in unsecured accounts payable and accrued expenses owed to vendors and other non-related third parties (of which approximately $1.7 million relates to liabilities of our VoIP telephony service discontinued business, with a significant portion of such liabilities related to charges which have been disputed by theglobe). theglobe believes that its ability to continue as a going concern for any significant length of time in the future will be heavily dependent, among other things, on its ability to prevail and avoid making any payments with respect to such disputed vendor charges and/or to negotiate favorable settlements (including deeply discounted payment and/or payment term concessions) with the aforementioned creditors.

As more fully discussed in Note 3, “Sale of Tralliance and Share Issuance,” on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229 million shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6.4 million). However, the Company continues to be obligated to repay its principal borrowings totaling $500 thousand, plus accrued interest at the rate of 10% per annum (approximately $73 thousand as of December 31, 2009), due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement. All unpaid borrowings under the Revolving Loan Agreement, as amended on May 7, 2009 (See Note 6, “Debt”), including accrued interest, are due and payable by the Company in one lump sum on the earlier of (i) five business days following demand for payment, which demand can be made at anytime, or (ii) the occurrence of an event of default as defined in the Revolving Loan Agreement. The Company currently has no ability to repay this loan should a demand for payment be made by the noteholder.  All borrowings under the Revolving Loan Agreement are secured by a pledge of all of the assets of the Company and its subsidiaries. After giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan beneficially owns approximately 76% of the Company’s Common Stock at December 31, 2009.

As additional consideration under the Purchase Transaction, Tralliance Registry Management is obligated to pay an earn-out to theglobe equal to 10% (subject to certain minimums) of Tralliance Registry Management’s net revenue (as defined) derived from “.travel” names registered by Tralliance Registry Management from September 29, 2008 through May 5, 2015 (the “Earn-out”). The minimum Earn-out payable by Tralliance Registry Management to theglobe was $300 thousand in the first year of the Earn-Out, and will increase by $25 thousand in each subsequent year (pro-rated for the final year of the Earn-out).

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

It is the Company’s preference to avoid filing for protection under the U.S. Bankruptcy Code. However, based upon the Company’s current financial condition as discussed above, management believes that additional debt or equity capital will need to be raised in order for theglobe to continue to operate as a going concern on a long-term basis. Such capital will be needed both to (i) fund its expected limited future net losses and (ii) repay the $573 thousand of secured debt and related accrued interest due under the Revolving Loan Agreement and the $120 thousand of management services fees due under the Master Services Agreement, and a portion of the approximate $2.4 million unsecured indebtedness (assuming theglobe is successful in favorably resolving and settling certain disputed and non-disputed vendor charges related to such unsecured indebtedness).  Any such capital would likely come from Mr. Egan, or affiliates of Mr. Egan, as the Company currently has no access to credit facilities and had traditionally relied upon borrowings from related parties to meet short-term liquidity needs.  Any such capital raised would likely result in very substantial dilution in the number of outstanding shares of the Company’s Common Stock.

On a short-term liquidity basis, the Company must be successful in collecting the quarterly Earn-out payments contractually due from Tralliance Registry Management on a timely basis, and must receive the continued indulgence of substantially all of its creditors, in order to continue as a going concern in the near term.  Given theglobe’s current financial condition and the state of the current United States capital markets and economy, it has no current intent to seek to acquire, or start, any other businesses.

WE MAY NOT BE SUCCESSFUL IN SETTLING DISPUTED VENDOR CHARGES.

Our balance sheet at December 31, 2009 includes certain material estimated liabilities related to disputed vendor charges incurred primarily as the result of the failure and subsequent shutdown of our discontinued VoIP telephony services business. Although we are seeking to resolve and settle these disputed charges for amounts substantially less than recorded amounts, there can be no assurances that we will be successful in this regard. Additionally, the legal and administrative costs of resolving these disputed charges may be expensive. An adverse outcome in any of these matters could materially and adversely affect our financial position, utilize a significant portion of our cash resources and/or require additional capital to be infused into the Company, and adversely affect our ability to continue to operate as a going concern. See Note 4, “Discontinued Operations” in the Notes to Consolidated Financial Statements for future details.

OUR NET OPERATING LOSS CARRYFORWARDS MAY BE SUBSTANTIALLY LIMITED.

As of December 31, 2009, we had net operating loss carryforwards which may be potentially available for U.S. tax purposes of approximately $166 million. These carryforwards expire through 2029. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Due to various significant changes in our ownership interests, as defined in the Internal Revenue Code of 1986, as amended, that occurred prior to December 31, 2008, we have substantially limited the availability of our net operating loss carryforwards.

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

Due to the relationships with his related entities, Mr. Egan will have an inherent conflict of interest in making any decision related to transactions between the related entities and us. Furthermore, the Company's Board of Directors presently is comprised entirely of individuals who are executive officers of theglobe, and therefore are not "independent." We intend to review related party transactions in the future on a case-by-case basis.

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

WE MAY SUFFER ADVERSE CONSEQUENCES IF WE ARE DEEMED AN INVESTMENT COMPANY (DEFINED BELOW) AND WE MAY INCUR SIGNIFICANT COSTS TO AVOID INVESTMENT COMPANY STATUS.

We believe that we are not an investment company as defined by the Investment Company Act of 1940.  If the Commission or a court were to disagree with us, we could be required to register as an investment company.  This would negatively affect our ability to consummate a potential acquisition of an operating company, subjecting us to disclosure and accounting guidance geared toward investment, rather than operating companies; limiting our liability to borrow money, issue options, issue multiple classes of stock and debt, and engage in transactions with affiliates; and requiring us to undertake significant costs and expenses to meet disclosure and regulatory requirements to which we would be subject as a registered investment company.

RISKS RELATING TO OUR COMMON STOCK

WE ARE CONTROLLED BY OUR CHAIRMAN.

On September 29, 2008, in connection with the closing of the Purchase Transaction more fully described in Note 3, “Sale of Tralliance and Share Issuance,” in the accompanying Notes to Consolidated Financial Statements, the Company issued 229 million shares of its Common Stock to Registry Management, an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer. Previously on June 10, 2008, Dancing Bear Investments, Inc., also an entity controlled by Mr. Egan, converted an aggregate of $400 thousand of outstanding convertible secured promissory notes due to them by the Company into 40 million shares of our Common Stock. As a result of the issuance of the 269 million shares under the transactions described above, Mr. Egan’s beneficial ownership has been increased to approximately 76% of the Company’s Common Stock. Accordingly, Mr. Egan is now in a position to control the vote on all corporate actions in the future.

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

AS A RESULT OF THE CLOSING OF THE PURCHASE AGREEMENT, WE ARE A SHELL COMPANY AND ARE SUBJECT TO MORE STRINGENT REPORTING REQUIREMENTS AND RULE 144 IS NOT AVAILABLE AS A BASIS OF RESALE.

As a result of the consummation of the Purchase Transaction, we have no or nominal operations and assets, and pursuant to Rule 405 and Exchange Act Rule 12b-2, we are a shell company. Applicable securities rules prohibit shell companies from using a Form S-8 to register securities pursuant to employee compensation plans. However, the rules do not prevent us from registering securities pursuant to certain other registration statements. Additionally, Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company. To the extent we acquire a business in the future, we must file a current report on Form 8-K containing the information required in a registration statement on Form 10, within four business days following completion of the transaction together with financial information of the private operating company. In order to assist the SEC in the identification of shell companies, we are also required to check a box on Form 10-Q and Form 10-K indicating that we are a shell company. To the extent that we are required to comply with additional disclosure because we are a shell company, we may be delayed in executing any mergers or acquiring other assets that would cause us to cease being a shell company. In addition, the SEC adopted amendments to Rule 144 effective February 15, 2008, which do not allow a holder of restricted securities of a “shell company” to resell their securities pursuant to Rule 144. Preclusion from the use of the exemption from registration afforded by Rule 144 may make it more difficult for us to sell equity securities in the future.

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

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The shares of our Common Stock trade in the over-the-counter market on what is commonly referred to as the electronic bulletin board, under the symbol "TGLO.OB". The following table sets forth the range of high and low bid prices of our Common Stock for the periods indicated as reported by the over-the-counter market (the electronic bulletin board). The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions (prices are rounded to the nearest cent):

	2009		2008
	High	Low	High	Low
Fourth Quarter	$0.01	$0.00	$0.02	$0.01
Third Quarter	$0.01	$0.00	$0.03	$0.01
Second Quarter	$0.01	$0.00	$0.03	$0.01
First Quarter	$0.01	$0.00	$0.03	$0.01

HOLDERS OF COMMON STOCK

We had approximately 663 holders of record of Common Stock as of March 1, 2010. This does not reflect persons or entities that hold Common Stock in nominee or "street" name through various brokerage firms.

DIVIDENDS

We have not paid any cash dividends on our Common Stock since our inception and do not intend to pay dividends in the foreseeable future. Our board of directors will determine if we pay any future dividends.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS AS OF DECEMBER 31, 2009

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation plans approved by security holders	7,056,580	$.30	4,862,640

Equity Compensation plans not approved by security holders	6,540,000	$.05	4,525,141

Total	13,596,580	$.18	9,387,781

Equity compensation plans not approved by security holders consist of the following:

•
1,750,000 shares of Common Stock of theglobe.com, inc., to be issued to Edward A. Cespedes upon exercise of stock options pursuant to the Non-Qualified Stock Option Agreement dated August 12, 2002 at an exercise price of $0.02 per share. These stock options vested immediately and have a life of ten years from date of grant.

•
2,500,000 shares of Common Stock of theglobe.com, inc., to be issued to Michael S. Egan upon exercise of stock options pursuant to the Non-Qualified Stock Option Agreement dated August 12, 2002 at an exercise price of $0.02 per share. These stock options vested immediately and have a life of ten years from date of grant.

•
500,000 shares of Common Stock of theglobe.com, inc., to be issued to Robin S. Lebowitz upon exercise of stock options pursuant to the Non-Qualified Stock Option Agreement dated August 12, 2002 at an exercise price of $0.02 per share. These stock options vested immediately and have a life of ten years from date of grant.

•
In September 2003, the Company established the 2003 Sales Representative Stock Option Plan (the “2003 Plan”) and in August 2004 the Company established the 2004 Stock Incentive Plan (the “2004 Plan”).  A total of 1,790,000 shares of Common Stock of theglobe.com, inc. are issuable to a former employee upon exercise of stock options granted under the 2003 and 2004 Plans.  See Note 7, “Stock Option Plans” in the accompanying Notes to Consolidated Financial Statements for a description of the material features of the 2003 and 2004 Plans.

STOCK PERFORMANCE GRAPH

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we have elected scaled disclosure reporting and therefore are not required to provide the stock performance graph.

RECENT SALES OF UNREGISTERED SECURITIES

(a)  Unregistered Sales of Equity Securities.

There were no unregistered sales of equity securities during the year ended December 31, 2009.

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

In March 2007, management and the Board of Directors of the Company made the decision to cease all activities related to its computer games and VoIP telephony services businesses.  In October 2005, the Company completed the sale of SendTec, Inc., its former marketing services subsidiary.  Results of operations for the computer games, VoIP telephony services and marketing services businesses have been reported separately as “Discontinued Operations” in the accompanying consolidated statements of operations for all periods presented.  There are no discontinued operations assets included in the accompanying consolidated balance sheets.  The liabilities of the computer games, VoIP telephony services and marketing services businesses have been included in the caption, “Liabilities of Discontinued Operations” in the accompanying consolidated balance sheets.

SALE OF TRALLIANCE AND SHARE ISSUANCE

On September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management and (ii) issued 229 million shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”) (see Note 3, “Sale of Tralliance and Share Issuance” in the accompanying Notes to Consolidated Financial Statements). Tralliance Registry Management and Registry Management are entities directly or indirectly controlled by Michael S. Egan, our Chairman and Chief Executive Officer and principal stockholder, and each of our two remaining executive officers and Board members, Edward A. Cespedes, our President, and Robin Segaul Lebowitz, our Vice President of Finance, own a minority interest in Registry Management. After giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan beneficially owns approximately 76% of the Company’s Common Stock at December 31, 2009.

In connection with the Purchase Transaction, the Company received (i) consideration totaling approximately $6.4 million which consisted of the surrender to theglobe and satisfaction of secured demand convertible promissory notes issued by theglobe and held by Registry Management in the aggregate principal amount of $4.25 million, together with all accrued and unpaid interest of approximately $1.3 million through the date of closing of the Purchase Transaction and satisfaction of approximately $870 thousand in outstanding rent and miscellaneous fees due and unpaid to the Registry Management through the date of closing of the Purchase Transaction, and (ii) an earn-out equal to 10% (subject to certain minimums) of Tralliance Registry Management’s “net revenue” (as defined) derived from “.travel” names registered by Tralliance Registry Management from September 29, 2008 through May 5, 2015 (the “Earn-out”). The minimum Earn-out payable by Tralliance Registry Management to theglobe was $300 thousand in the first year of the Earn-out Agreement, and will increase by $25 thousand in each subsequent year (pro-rated for the final year of the Earn-out).

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

In connection with the closing of the Purchase Transaction, the Company entered into a Master Services Agreement (“Services Agreement”) with Dancing Bear Investments, Inc. (“Dancing Bear”), an entity which is controlled by Mr. Egan. Under the terms of the Services Agreement, for a fee of $20 thousand per month ($240 thousand per annum), Dancing Bear provides personnel and services to the Company so as to enable it to continue its existence as a public company without the necessity of any full-time employees of its own.  The Services Agreement had an initial term of one year and was renewed for a second one year term during 2009.  Services under the Services Agreement include, without limitation, accounting, assistance with financial reporting, accounts payable, treasury/financial planning, record retention and secretarial and investor relations functions.

BASIS OF PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS; GOING CONCERN

We received a report from our independent registered public accountants, relating to our December 31, 2009 audited consolidated financial statements, containing an explanatory paragraph regarding our ability to continue as a going concern.   As a shell company, management believes that theglobe will not be able to generate operating cash flows sufficient to fund its operations and pay its existing current liabilities (including those liabilities related to its discontinued operations) in the foreseeable future.  Based upon our current limited cash resources and without the infusion of additional capital and/or the continued indulgence of its creditors, management does not believe the Company can operate as a going concern beyond a short period of time.  See “Future and Critical Need for Capital” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details.

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

Subsequent to the sale of our Tralliance business on September 29, 2008, we have had no continuing business operations.  Accordingly, the results of our operations for year ended December 31, 2009 and the year ended December 31, 2008 are not necessarily comparable.

YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED DECEMBER 31, 2008

CONTINUING OPERATIONS

NET REVENUE.  Net revenue totaled $0 for the year ended December 31, 2009 as compared to approximately $3.2 million for the year ended December 31, 2008. Net revenue for the year ended 2008 included approximately $1.5 million related to the write-off of the remaining balance of deferred revenue as a result of the sale of the Company’s Tralliance business on September 29, 2008.  As a result of the aforementioned Tralliance sale, no revenue was recognized during the year ended December 31, 2009.

COST OF REVENUE.  Cost of revenue totaled $0 for the year ended December 31, 2009 as compared to approximately $233 thousand for the year ended December 31, 2008.  Cost of revenue for the year ended December 31, 2008 included approximately $101 thousand related to the write off of prepaid registration fees which were deemed to be of no further value as a result of the sale of the Company’s Tralliance business.

SALES AND MARKETING.  As the result of the adjustment of estimated accruals, sales and marketing expenses for the year ended December 31, 2009 totaled approximately $(23) thousand compared to expenses of approximately $390 thousand for the year ended December 31, 2008.

GENERAL AND ADMINISTRATIVE.  Prior to the sale of Tralliance on September 29, 2008, general and administrative expenses consisted primarily of salaries and other personnel costs related to management, finance and accounting functions, facilities, outside legal and audit fees, insurance, and general corporate overhead costs. Subsequent to the sale of Tralliance, general and administrative expenses include only those customary public company expenses, including outside legal and audit fees, insurance and other related public company costs.  Expenses relating to management, finance and accounting functions that were previously included within the general and administrative expense caption are now included within the related party transactions expense caption.  General and administrative expenses totaled approximately $99 thousand for the year ended December 31, 2009 as compared to approximately $1.6 million for the year ended December 31, 2008.

RELATED PARTY TRANSACTIONS.  Related party transaction expense totaled $240 thousand for the year ended December 31, 2009 as compared to approximately $449 thousand for the year ended December 31, 2008.  Subsequent to the sale of Tralliance on September 29, 2008, the Company’s related party expenses consisted of management services fees payable to Dancing Bear for accounting, finance, administrative and managerial support.  During 2008, the Company’s related party expenses also consisted of related party charges for the leasing of office space, and the outsourcing of customer service, human resources and payroll processing function incurred prior to the sale of Tralliance.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization expense was $0 for the year ended December 31, 2009 as compared to approximately $399 thousand for the year ended December 31, 2008.  Approximately $250 thousand related to the write-off of the remaining net book value of intangible assets which were deemed to have no future value as the result of the sale of the Company’s Tralliance business on September 29, 2008 were included in amortization expense for the year ended December 31, 2008.

IMPAIRMENT CHARGE.  Impairment charges were $40 thousand for the year ended December 31, 2009 as compared to $0 for the year ended December 31, 2008. The Company performed an evaluation of the recoverability of its intangible assets which indictated that the carrying value exceeded the fair value of such assets. As a result, the Company recorded an impairment charge of $40 thousand in 2009.

GAIN ON TRALLIANCE ASSET SALE.  During the year ended December 31, 2008, the Company recorded a gain of approximately $2.5 million related to the sale of its Tralliance business on September 29, 2008.

RELATED PARTY INTEREST EXPENSE.  Related party interest expense for the year ended December 31, 2009 was $50 thousand as compared to approximately $359 thousand for the year ended December 31, 2008, reflecting the decrease in outstanding related party debt resulting from the Sale of Tralliance and Share Issuance.

INTEREST INCOME (EXPENSE), NET.  Net interest expense of approximately $2 thousand was reported for the year ended December 31, 2009 compared to total net interest income of approximately $3 thousand reported for the year ended December 31, 2008.

RELATED PARTY OTHER INCOME.   Related party other income consists of the minimum Earn-Out payable quarterly by Tralliance Registry Management to the Company as further discussed in Note 3, “Sale of Tralliance and Share Issuance” in the accompanying Notes to Consolidated Financial Statements.  Related party other income for the year ended December 31, 2009 was approximately $306 thousand as compared to $75 thousand for the year ended December 31, 2008.

INCOME TAXES.  The provision for income taxes for the year ended December 31, 2009 was a benefit of approximately $2 thousand as compared to an expense of approximately $16 thousand for the year ended December 31, 2008.

DISCONTINUED OPERATIONS

Income from discontinued operations before income taxes totaled approximately $14 thousand for the year ended December 31, 2009 as compared to a loss of approximately $14 thousand for the year ended December 31, 2008, and is summarized as follows:

	Year Ended December 31,
	2009	2008

(Loss) Income from discontinued operations, net of tax:
Computer Games	$37,459	$48,751
VoIP Telephony Services	(774)	1,669
Marketing Services	$(22,778)	$(64,000)
Total (Loss) Income from discontinued operations, net of tax	$13,907	$(13,580)

The results of the Company’s discontinued operations for the year ended December 31, 2008 include a $64,000 provision for income taxes related to taxes due in connection with a prior year audit of the Company’s former Marketing Services subsidiary.  In December 2009, the Company paid approximately $88 thousand in income taxes and interest to a state taxing authority in settlement of the prior year audit.

LIQUIDITY AND CAPITAL RESOURCES

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

During its recent past, the Company was able to continue operating as a going concern due principally to funding of $500 thousand received during 2008 under a Revolving Loan Agreement with an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer (See Note 6, “Debt”  in the accompanying Notes to Consolidated Financial Statements for further details) and proceeds of $421 thousand received during 2009 under an Earn-out Agreement with an entity also controlled by Mr. Egan (See Note 3, “Sale of Tralliance and Share Issuance” in the accompanying Notes to Consolidated Financial Statements for further details).

At December 31, 2009, the Company had a net working capital deficit of approximately $3.1 million.  Such working capital deficit included (i) a total of approximately $573 thousand in principal and accrued interest owed under the aforementioned Revolving Loan Agreement; (ii) a total of $120 thousand in management service fees owed under a Master Services Agreement to an entity controlled by Mr. Egan, and (iii) an aggregate of approximately $2.4 million in unsecured accounts payable and accrued expenses owed to vendors and other non-related third parties (of which approximately $1.7 million relates to liabilities of our VoIP telephony service discontinued business, with a significant portion of such liabilities related to charges which have been disputed by theglobe). theglobe believes that its ability to continue as a going concern for any significant length of time in the future will be heavily dependent, among other things, on its ability to prevail and avoid making any payments with respect to such disputed vendor charges and/or to negotiate favorable settlements (including deeply discounted payment and/or payment term concessions) with the aforementioned creditors.

As more fully discussed in Note 3, “Sale of Tralliance and Share Issuance,” on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229 million shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6.4 million). However, the Company continues to be obligated to repay its principal borrowings totaling $500 thousand, plus accrued interest at the rate of 10% per annum (approximately $73 thousand as of December 31, 2009), due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement. All unpaid borrowings under the Revolving Loan Agreement, as amended on May 7, 2009 (See Note 6, “Debt”), including accrued interest, are due and payable by the Company in one lump sum on the earlier of (i) five business days following demand for payment, which demand can be made at anytime, or (ii) the occurrence of an event of default as defined in the Revolving Loan Agreement. The Company currently has no ability to repay this loan should a demand for payment be made by the noteholder.  All borrowings under the Revolving Loan Agreement are secured by a pledge of all of the assets of the Company and its subsidiaries. After giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan beneficially owns approximately 76% of the Company’s Common Stock at December 31, 2009.

As additional consideration under the Purchase Transaction, Tralliance Registry Management is obligated to pay an earn-out to theglobe equal to 10% (subject to certain minimums) of Tralliance Registry Management’s net revenue (as defined) derived from “.travel” names registered by Tralliance Registry Management from September 29, 2008 through May 5, 2015 (the “Earn-out”). The minimum Earn-out payable by Tralliance Registry Management to theglobe was $300 thousand in the first year of the Earn-Out, and will increase by $25 thousand in each subsequent year (pro-rated for the final year of the Earn-out).

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

It is the Company’s preference to avoid filing for protection under the U.S. Bankruptcy Code. However, based upon the Company’s current financial condition as discussed above, management believes that additional debt or equity capital will need to be raised in order for theglobe to continue to operate as a going concern on a long-term basis. Such capital will be needed both to (i) fund its expected limited future net losses and (ii) repay the $573 thousand of secured debt and related accrued interest due under the Revolving Loan Agreement and the $120 thousand of management services fees due under the Master Services Agreement, and a portion of the $2.4 million unsecured indebtedness (assuming theglobe is successful in favorably resolving and settling certain disputed and non-disputed vendor charges related to such unsecured indebtedness).  Any such capital would likely come from Mr. Egan, or affiliates of Mr. Egan, as the Company currently has no access to credit facilities and had traditionally relied upon borrowings from related parties to meet short-term liquidity needs.  Any such capital raised would likely result in very substantial dilution in the number of outstanding shares of the Company’s Common Stock.

On a short-term liquidity basis, the Company must be successful in collecting the quarterly Earn-out payments contractually due from Tralliance Registry Management on a timely basis, and must receive the continued indulgence of substantially all of its creditors, in order to continue as a going concern in the near term.  Given theglobe’s current financial condition and the state of the current United States capital markets and economy, it has no current intent to seek to acquire, or start, any other businesses.

CASH FLOW ITEMS

YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED DECEMBER 31, 2008

As of December 31, 2009, theglobe had approximately $1 thousand in cash and cash equivalents as compared to approximately $90 thousand as of December 31, 2008.  Net cash flows provided from operating activities of continuing operations totaled approximately $67 thousand for the year ended December 31, 2009 as compared to net cash flow usage of approximately $859 thousand for the year ended December 31, 2008, an increase of approximately $926 thousand.  Such increase was attributable primarily to an absence of Tralliance cash flow usage during 2009 as a result of the sale of Tralliance on September 29, 2008.

Approximately $156 thousand in net cash flows were used in operating activities of discontinued operations during the year ended December 31, 2009 as compared to a net cash flow provision of approximately $6 thousand during the prior year.

Net cash flows from investing activities and net cash flows from financing activities for the year ended December 31, 2009 were $0; as compared to net cash flows from investing activities and net cash flows from financing activities for the year ended December 31, 2008 which included allocations of $79 thousand and $113 thousand, respectively, related to transaction costs incurred in connection with the Purchase Transaction that was consummated on September 29, 2008.  Net cash flows from financing activities for the year ended December 31, 2008 included proceeds of $500 thousand borrowed under a Revolving Loan Agreement with Dancing Bear Investments, Inc., an entity controlled by the Company’s Chairman and Chief Executive Officer.

CONTRACTUAL OBLIGATIONS

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we have elected scaled disclosure reporting and therefore are not required to provide the table required by (a)(5) of this Item.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2009, we did not have any material off-balance sheet arrangements that have or are reasonably likely to have a material effect on our current or future financial condition, revenues or expenses, results of operations, liquidity, or capital resources.

EFFECTS OF INFLATION

Management believes that inflation has not had a significant effect on our results of operations during 2009 and 2008.

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. At December 31, 2009, a significant portion of our net liabilities of discontinued operations relate to charges that have been disputed by the Company and for which estimates have been required.  Additionally, certain liabilities of our continuing operations, including federal and state income taxes payable, have required the use of estimates.

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

Certain of our accounting policies require higher degrees of judgment than others in their application. These include estimates of collectability of accounts receivable, the impairments of intangible assets, valuations of accounts payable and accrued expenses and valuation of the fair values of stock options.  Our accounting policies and procedures related to these areas are summarized in Note 1, “Organization and Summary of Significant Accounting Policies” in the accompanying Notes to Consolidated Financial Statements.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05 Measuring Liabilities at Fair Value to provide guidance on measuring the fair value of liabilities under ASC Topic 820. This ASU clarifies the fair value measurements for a liability in an active market and the valuation techniques in the absence of a Level 1 measurement. This ASU is effective for the interim period beginning October 1, 2009. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In the second quarter of 2009, the Company adopted a new accounting standard included in FASB Accounting Standards Codification (“ASC”) Topic 820 Fair Value Measurements and Disclosure (“ASC Topic 820”) that provides guidance on how to determine the fair value of assets and liabilities in the current economic environment and reemphasizes that the objective of a fair value measurement remains the determination of an exit price. If the Company were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. The adoption did not have a material impact on the Company’s consolidated financial statements.

In the second quarter of 2009, the Company adopted a new accounting standard included in FASB ASC Topic 320 Investments—Debt and Equity Securities that modifies the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. The adoption did not have a material impact on our consolidated financial statements.

In the second quarter of 2009, the Company adopted a new accounting standard included in FASB ASC Topic 825 Financial Instruments that requires disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements; it also requires those disclosures in all interim financial statements. Reporting entities are required to disclose the fair value of all financial instruments for which it is practicable to estimate that value, the method and significant assumptions used to estimate the fair value and a discussion of changes in methods and significant assumptions during the period. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

During the first quarter of 2009, the Company adopted ASC Topic 805 “Business Combinations” (ASC 805) which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date.  ASC 805 requires, among other things, that in a business combination achieved through stages (sometimes referred to as a “step acquisition”) that the acquirer recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with this guidance).  ASC 805 also requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual, which in most types of business combinations will result in measuring goodwill as the excess of the consideration transferred plus the fair market value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired.  ASC 805 will have an impact on the Company’s accounting for future business combinations, but the effect is dependent upon acquisitions that may be made in the future.

In the first quarter of 2009, the Company adopted ASC Topic 810-10-65-1, “Non-controlling Interests in Consolidated Financial Statements.”  This guidance changes the way the consolidated income statement is presented and requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest.  It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. Currently, net income attributable to the non-controlling interest generally is reported as an expense or other deduction in arriving at consolidated net income.  It also is often presented in combination with other financial statement amounts.  This guidance results in more transparent reporting of the net income attributable to the non-controlling interest.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Management has determined that all other recently issued accounting pronouncements will not have a material impact on the Company’s financial statements or do not apply to the Company’s operations.

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

We have audited the accompanying consolidated balance sheets of theglobe.com, inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of theglobe.com, inc. and Subsidiaries as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying 2009 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has historically suffered significant net losses, has an accumulated deficit of approximately $298 million and has sold its last remaining operating business.  These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MARCUM RACHLIN
a division of Marcum LLP

Fort Lauderdale, Florida
March 26, 2010

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
ASSETS

Current Assets:
Cash and cash equivalents	$1,259	$89,754
Accounts receivable from related party	—	75,000
Prepaid expenses	6,972	19,576

Total current assets	8,231	184,330

Intangible assets	—	40,000

Total assets	$8,231	$224,330

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable due to related party	$120,000	$40,667
Accounts payable	184,479	200,385
Accrued expenses and other current liabilities	449,862	567,182
Accrued interest due to related party	73,233	23,233
Notes payable due to related party	500,000	500,000
Deferred income – related party	40,000	—
Liabilities of discontinued operations	1,729,556	1,899,110

Total current liabilities	3,097,130	3,230,577

Total liabilities	3,097,130	3,230,577

Stockholders' Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 441,484,838 shares issued at December 31, 2009 and December 31, 2008	441,485	441,485

Additional paid in capital	294,301,845	294,298,990
Accumulated deficit	(297,832,229)	(297,746,722)

Total stockholders' deficit	(3,088,899)	(3,006,247)

Total liabilities and stockholders' deficit	$8,231	$224,330

See notes to consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008

Net Revenue	$—	$3,165,587

Operating Expenses:
Cost of revenue	—	232,664
Sales and marketing	(23,130)	389,519
General and administrative	98,938	1,627,511
Related party transactions	240,000	448,806
Depreciation and amortization	—	30,379
Intangible asset amortization	—	368,777
Impairment charge	40,000	—
Total Operating Expenses	355,808	3,097,656

Operating (Loss) Income from Continuing Operations	(355,808)	67,931

Other Income (Expense), net:
Gain on Tralliance Asset Sale	—	2,510,638
Related party interest expense	(50,000)	(358,754)
Interest income (expense), net	(1,656)	2,789
Related party other income	306,250	75,000
Other income	264	247
	254,858	2,229,920

(Loss) Income from Continuing Operations Before Income Tax Provision (Benefit)	(100,950)	2,297,851

Income Tax Provision (Benefit)	(1,536)	15,675
(Loss) Income from Continuing Operations	(99,414)	2,282,176

(Loss) Income from Discontinued Operations, net of tax	13,907	(13,580)

Net (Loss ) Income	$(85,507)	$2,268,596

Net Income Per Share:
Basic and Diluted:
Continuing Operations	$—	$0.01
Discontinued Operations	$—	$—
Net Income Per Share	$—	$0.01

Weighted Average Common Shares Outstanding	441,484,838	252,968,360

See notes to consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2007	172,484,838	$172,485	$290,486,232	$(300,015,318)	$(9,356,601)

Year Ended December 31, 2008:
Net income	—	—	—	2,268,596	2,268,596
Employee stock-based compensation	—	—	21,858	—	21,858
Stock compensation to non-employees	—	—	1,704	—	1,704
Conversion of Convertible Notes	40,000,000	40,000	360,000	—	400,000
Share Issuance	229,000,000	229,000	3,429,196	—	3,658,196
Balance, December 31, 2008	441,484,838	441,485	294,298,990	(297,746,722)	(3,006,247)

Year Ended December 31, 2009:
Net (loss)	—	—	—	(85,507)	(85,507)
Employee stock-based compensation expense	—	—	2,429	—	2,429
Stock compensation to non-employees	—	—	426	—	426
Balance, December 31, 2009	441,484,838	$441,485	$294,301,845	$(297,832,229)	$(3,088,899)

See notes to consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2009	2008
Cash Flows from Operating Activities:
Net (loss) income	$(85,507)	$2,268,596
(Income) Loss from discontinued operations	(13,907)	13,580
Net (loss) income from continuing operations	(99,414)	2,282,176

Adjustments to reconcile net (loss) income from continuing operations to net cash flows used in operating activities:
Gain on Tralliance Asset Sale	—	(2,510,638)
Depreciation and amortization	—	399,156
Employee stock compensation expense	2,429	21,858
Stock compensation to non-employees	426	1,704
Impairment charge	40,000	—

Changes in operating assets and liabilities:
Accounts receivable from related party	75,000	341,566
Accounts receivable	—	12,213
Prepaid and other current assets	12,604	118,007
Accounts payable to related party	79,333	410,539
Accounts payable	(15,906)	(63,298)
Accrued expenses and other current liabilities	(117,320)	(386,644)
Accrued interest due to related party	50,000	358,753
Deferred income – related party	40,000	(1,844,837)

Net cash flows provided by (used in) operating activities of continuing operations	67,152	(859,445)
Net cash flows provided by (used in) operating activities of discontinued operations	(155,647)	6,186
Net cash flows used in operating activities	(88,495)	(853,259)

Cash Flows from Investing Activities:
Tralliance Asset Sale transaction costs	—	(78,992)
Purchases of property and equipment	—	(3,301)
Net cash flows used in investing activities of continuing operations	—	(82,293)

Net cash flows provided by investing activities of discontinued operations:
Proceeds from the sale of property and equipment	—	7,000
Net cash flows used in investing activities	—	(75,293)

Cash Flows from Financing Activities:
Borrowing on notes payable – related party	—	500,000
Share Issuance transaction costs	—	(112,892)
Net cash flows provided by financing activities	—	387,108

Net change in cash & cash equivalents	(88,495)	(541,444)
Cash & cash equivalents at beginning of period	89,754	631,198

Cash & cash equivalents at end of period	$1,259	$89,754

See notes to consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Continued)

	Year Ended December 31,
	2009	2008
Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for:
Interest	$—	$470

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

Conversion of debt securities into common stock	$—	$400,000
Cancellation of debt and other liabilities related to Purchase Transaction	$—	$6,409,818
Issuance of Common Stock related to Purchase Transaction	$—	$3,771,088

See notes to consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE COMPANY

theglobe.com, inc. (the “Company” or “theglobe”) was incorporated on May 1, 1995 (inception) and commenced operations on that date.  Originally, theglobe.com was an online community with registered members and users in the United States and abroad.  However, due to the deterioration of the online advertising market, the Company was forced to restructure and ceased the operations of its online community on August 15, 2001.  The Company then sold most of its remaining online and offline properties.  The Company continued to operate its Computer Games print magazine and the associated CGOnline website, as well as the e-commerce games distribution business of Chips & Bits.  On June 1, 2002, Chairman Michael S. Egan and Director Edward A. Cespedes became Chief Executive Officer and President of the Company, respectively.  On November 14, 2002, the Company entered into the Voice over Internet Protocol (“VoIP”) business by acquiring certain VoIP assets.  On September 1, 2004, the Company acquired SendTec, Inc., a direct response marketing services and technology company.

On May 9, 2005, the Company exercised an option to acquire all of the outstanding capital stock of Tralliance Corporation (“Tralliance”), an entity which had been designated as the registry for the “.travel” top-level domain through an agreement with the Internet Corporation for Assigned Names and Numbers (“ICANN”).

As more fully discussed in Note 4, “Discontinued Operations,” in October 2005, the Company completed the sale of the business and substantially all of the assets of SendTec, Inc.  Additionally, in March 2007, management and the Board of Directors of the Company made the decision to (i) cease all activities related to its computer games businesses, including discontinuing the operations of its magazine publications, games distribution business and related websites; and (ii) discontinue the operating, research and development activities of its VoIP telephony services business and terminate all of the remaining employees of that business.

On September 29, 2008, the Company sold its Tralliance business and issued 229,000,000 shares of its Common Stock to a company controlled by Michael S. Egan, the Company’s Chairman and Chief Executive Officer (see Note 3, “Sale of Tralliance and Share Issuance”).  As a result of the sale of its Tralliance business, the Company became a shell company (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934) with no material operations or assets.  The Company presently intends to continue as a public company and make all the requisite filings under the Securities and Exchange Act of 1934.  However, certain matters, as more fully discussed in Note 2, “Liquidity and Going Concern Considerations,” raise substantial doubt about the Company’s ability to continue as a going concern.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions relate to estimates of collectability of accounts receivable, the valuations of fair values of our Common Stock, and our former Tralliance business, the valuation of fair values of stock options, the impairment of intangible assets, valuations of accounts payable and accrued expenses and other factors.  At December 31, 2009 and 2008, a significant portion of our liabilities of discontinued operations relate to charges that have been disputed by the Company and for which estimates have been required.  Actual results could differ from those estimates. In addition, the accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business (See Note 2, “Liquidity and Going Concern Considerations”).

CASH AND CASH EQUIVALENTS

Cash equivalents consist of money market funds and highly liquid short-term investments with qualified financial institutions. The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE FROM RELATED PARTY

Accounts receivable from related party at December 31, 2008 consists of a $75,000 minimum Earn-out quarterly payment due from Tralliance Registry Management under an Earn-out Agreement related to the sale of the Company’s Tralliance business on September 29, 2008.  Such receivable was collected in full by the Company in January 2009.

PREPAID EXPENSES

Prepaid expenses at December 31, 2009 and 2008 consist primarily of prepaid insurance and government regulatory costs, which are amortized to expense based upon usage of the underlying service.

FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB Accounting Standards Codification Topic on Fair Value Measurements and Disclosure (“ASC 820”) requires that the Company disclose estimated fair values of its financial instruments.  The carrying amount of certain of the Company's financial instruments, including cash, cash equivalents, accounts receivable, accounts payable and accrued expenses, are a reasonable estimate of their fair values at December 31, 2009 and 2008, respectively, due to their short maturities.

INTANGIBLE ASSETS

Intangible assets at December 31, 2009 and 2008 consist of certain Internet Protocol Address rights (“IP Addresses”) which were acquired in fiscal 2005 by the Company for a total cost of $40,000.  Because the benefits of owning the IP Addresses were expected to continue indefinitely, such intangible assets have been deemed by the Company to have indefinite useful lives.  In accordance with FASB, ASC Topic 350, “Intangibles - Goodwill and Other,” such intangible assets are not amortized but rather are tested for impairment at least annually by comparing their carrying value to their fair value.  Any excess of carrying value over fair value is recognized as an impairment loss during that reporting period.  Additionally, such intangible assets are reviewed by the Company at least annually to determine whether their useful lives are still indefinite. At December 31, 2009, the Company performed an evaluation of the recoverability of the intangible assets. The evaluation indicated that the carrying value exceeded the fair value of such assets. As a result, the Company recorded an impairment charge of $40,000 in the accompanying statement of operations for the year ended December 31, 2009.

Upon the acquisition of Tralliance on May 9, 2005, the then existing CEO and CFO of Tralliance entered into employment agreements which included certain non-compete provisions as specified by the agreements.  In connection with the Company’s sale of its Tralliance business on September 29, 2008, the remaining net book value of the non-compete intangible assets at the date of closing, totaling $250,241, was written off to intangible asset amortization expense.  Inclusive of such write-off, intangible asset amortization expense related to the non-compete agreements totaled $368,777 for the year ended December 31, 2008.

REVENUE RECOGNITION

Prior to the sale of its Tralliance business on September 29, 2008, the Company’s revenue from continuing operations consisted of registration fees for Internet domain registrations, which generally had terms of one year, but were up to ten years. Such registration fees had been reported net of transaction fees paid to an unrelated third party which served as the registry operator for the Company. Payments of registration fees had been deferred when initially received and recognized as revenue on a straight-line basis over the registrations’ terms.  In connection with the Company’s sale of its Tralliance business, the remaining balance of deferred revenue related to such registration fees at the date of closing, totaling $1,527,697, was written off and was included as a component of net revenue during the quarter ended September 30, 2008.

STOCK-BASED COMPENSATION

The Company estimates the fair value of each stock option at the grant date by using the Black Scholes option-pricing  model using the following assumptions:  no dividend yield; a risk-free interest rate based on the U.S. Treasury yield in effect at the time of grant; an expected option life based on historical and expected exercise behavior; and expected volatility based on the historical volatility of the Company’s stock price, over a time period that is consistent with the expected life of the option.  The portion of the value that is ultimately expected to vest is recognized as expense over the service period.

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

NET INCOME PER COMMON SHARE

The Company reports basic and diluted net income per common share in accordance with FASB ASC Topic 260, “Earnings Per Share.”  Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

Due to the anti-dilutive effect of potentially dilutive securities or common stock equivalents that could be issued, such securities were excluded from the diluted net income or loss calculation for all periods presented. Such potentially dilutive securities and common stock equivalents consisted of the following for the periods ended:

	December 31,
	2009	2008

Options to purchase common stock	13,597,000	14,964,000

Common shares issuable upon exercise of Warrants	7,725,000	13,439,000

Total	21,322,000	28,403,000

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05 Measuring Liabilities at Fair Value to provide guidance on measuring the fair value of liabilities under ASC Topic 820. This ASU clarifies the fair value measurements for a liability in an active market and the valuation techniques in the absence of a Level 1 measurement. This ASU is effective for the interim period beginning October 1, 2009. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In the second quarter of 2009, the Company adopted a new accounting standard included in FASB Accounting Standards Codification (“ASC”) Topic 820 Fair Value Measurements and Disclosure (“ASC Topic 820”) that provides guidance on how to determine the fair value of assets and liabilities in the current economic environment and reemphasizes that the objective of a fair value measurement remains the determination of an exit price. If the Company were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. The adoption did not have a material impact on the Company’s consolidated financial statements.

In the second quarter of 2009, the Company adopted a new accounting standard included in FASB ASC Topic 320 Investments—Debt and Equity Securities that modifies the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. The adoption did not have a material impact on the Company’s consolidated financial statements.

In the second quarter of 2009, the Company adopted a new accounting standard included in FASB ASC Topic 825 Financial Instruments that requires disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements; it also requires those disclosures in all interim financial statements. Reporting entities are required to disclose the fair value of all financial instruments for which it is practicable to estimate that value, the method and significant assumptions used to estimate the fair value and a discussion of changes in methods and significant assumptions during the period. The adoption did not have a material impact on the Companys’ consolidated financial statements.

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

During the first quarter of 2009, the Company adopted ASC Topic 805 “Business Combinations” (ASC 805) which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date.  ASC 805 requires, among other things, that in a business combination achieved through stages (sometimes referred to as a “step acquisition”) that the acquirer recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with this guidance).  ASC 805 also requires the acquirer to recognize goodwill as of the acquisition date, measured as a residual, which in most types of business combinations will result in measuring goodwill as the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired.   ASC 805 will have an impact on the Company’s accounting for future business combinations, but the effect is dependent upon acquisitions that may be made in the future.

In the first quarter of 2009, the Company adopted ASC Topic 810-10-65-1, “Non-controlling Interests in Consolidated Financial Statements.”  This guidance changes the way the consolidated income statement is presented and requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. Currently, net income attributable to the non-controlling interest generally is reported as an expense or other deduction in arriving at consolidated net income. It also is often presented in combination with other financial statement amounts.  This guidance results in more transparent reporting of the net income attributable to the non-controlling interest. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Management has determined that all other recently issued accounting pronouncements will not have a material impact on the Company’s financial statements or do not apply to the Company’s operations.

RECLASSIFICATIONS

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

(2) LIQUIDITY AND GOING CONCERN CONSIDERATIONS

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

During its recent past, the Company was able to continue operating as a going concern due principally to funding of $500,000 received during 2008 under a Revolving Loan Agreement with an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer (See Note 6, “Debt” for further details) and proceeds of approximately $421,000 received during 2009 under an Earn-out Agreement with an entity also controlled by Mr. Egan (See Note 3, “Sale of Tralliance and Share Issuance” for further details).

At December 31, 2009, the Company had a net working capital deficit of approximately $3,100,000.  Such working capital deficit included (i) a total of approximately $573,000 in principal and accrued interest owed under the aforementioned Revolving Loan Agreement; (ii) a total of $120,000 in management service fees owed under a Master Services Agreement to an entity controlled by Mr. Egan, and (iii) an aggregate of approximately $2,400,000 in unsecured accounts payable and accrued expenses owed to vendors and other non-related third parties (of which approximately $1,700,000 relates to liabilities of our VoIP telephony service discontinued business, with a significant portion of such liabilities related to charges which have been disputed by theglobe). theglobe believes that its ability to continue as a going concern for any significant length of time in the future will be heavily dependent, among other things, on its ability to prevail and avoid making any payments with respect to such disputed vendor charges and/or to negotiate favorable settlements (including deeply discounted payment and/or payment term concessions) with the aforementioned creditors.

As more fully discussed in Note 3, “Sale of Tralliance and Share Issuance,” on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229,000,000 shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6,400,000). However, the Company continues to be obligated to repay its principal borrowings totaling $500,000, plus accrued interest at the rate of 10% per annum (approximately $73 thousand as of December 31, 2009), due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement. All unpaid borrowings under the Revolving Loan Agreement, as amended on May 7, 2009 (See Note 6, “Debt”), including accrued interest, are due and payable by the Company in one lump sum on the earlier of (i) five business days following demand for payment, which demand can be made at anytime, or (ii) the occurrence of an event of default as defined in the Revolving Loan Agreement. The Company currently has no ability to repay this loan should a demand for payment be made by the noteholder.  All borrowings under the Revolving Loan Agreement are secured by a pledge of all of the assets of the Company and its subsidiaries. After giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan beneficially owns approximately 76% of the Company’s common Stock at December 31, 2009.

As additional consideration under the Purchase Transaction, Tralliance Registry Management is obligated to pay an earn-out to theglobe equal to 10% (subject to certain minimums) of Tralliance Registry Management’s net revenue (as defined) derived from “.travel” names registered by Tralliance Registry Management from September 29, 2008 through May 5, 2015 (the “Earn-out”). The minimum Earn-out payable by Tralliance Registry Management to theglobe was $300,000 in the first year of the Earn-Out, and will increase by $25,000 in each subsequent year (pro-rated for the final year of the Earn-out).

In connection with the closing of the Purchase Transaction, the Company also entered into a Master Services Agreement with an entity controlled by Mr. Egan whereby for a fee of $20,000 per month ($240,000 per annum) such entity provides personnel and services to the Company so as to enable it to continue its existence as a public company without the necessity of any full-time employees of its own. Additionally, commensurate with the closing of the Purchase Transaction, Termination Agreements with each of its current executive officers, which terminated their previous and then existing employment agreements, were executed. Notwithstanding the termination of these employment agreements, each of our current executive officers and directors remain as executive officers and directors of the Company.

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

It is the Company’s preference to avoid filing for protection under the U.S. Bankruptcy Code. However, based upon the Company’s current financial condition as discussed above, management believes that additional debt or equity capital will need to be raised in order for theglobe to continue to operate as a going concern on a long-term basis. Such capital will be needed both to (i) fund its expected limited future net losses and (ii) repay the $573,000 of secured debt and related accrued interest due under the Revolving Loan Agreement and the $120,000 of management services fees due under the Master Services Agreement, and a portion of the $2,400,000 unsecured indebtedness (assuming theglobe is successful in favorably resolving and settling certain disputed and non-disputed vendor charges related to such unsecured indebtedness).  Any such capital would likely come from Mr. Egan, or affiliates of Mr. Egan, as the Company currently has no access to credit facilities and had traditionally relied upon borrowings from related parties to meet short-term liquidity needs.  Any such capital raised would likely result in very substantial dilution in the number of outstanding shares of the Company’s Common Stock.

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

(3)  SALE OF TRALLIANCE AND SHARE ISSUANCE

On September 29, 2008, theglobe closed upon a Purchase Agreement (the “Purchase Agreement”), by and between theglobe.com, its subsidiary, Tralliance, Registry Management and Tralliance Registry Management, a wholly-owned subsidiary of Registry Management.  In connection with the closing, Registry Management assigned certain of its rights and obligations with respect to the purchased assets of Tralliance to Tralliance Registry Managment.  Pursuant to the provisions of the Purchase Agreement, theglobe (i) issued two hundred twenty nine million (229,000,000) shares of its Common Stock (the “Shares”) (the “Share Issuance”) and (ii) sold the business and substantially all of the assets of its subsidiary, Tralliance to Tralliance Registry Management (the “Tralliance Asset Sale” and, together with the Share Issuance, the “Sale” or “Purchase Transaction”) for (i) consideration totaling approximately $6,409,800 and consisting of surrender to theglobe and satisfaction of secured demand convertible promissory notes issued by theglobe and held by the Registry Management in the aggregate principal amount of $4,250,000, together with all accrued and unpaid interest of approximately $1,290,300 through the date of the closing of the Purchase Transaction and satisfaction of approximately $869,500 in outstanding rent and miscellaneous fees due and unpaid to Registry Management through the date of closing of the Purchase Transaction, and (ii) an earn-out equal to 10% of Tralliance Registry Management’s “net revenue” (as defined) derived from “.travel” names registered by Tralliance Registry Management from September 29, 2008 through May 5, 2015 (the “Earn-out”).  Registry Management and Tralliance Registry Management are directly or indirectly controlled by Michael S. Egan, our Chairman and Chief Executive Officer and principal stockholder and each of our two remaining Board members own a minority interest in Registry Management.  After giving effect to the closing of the Purchase Transaction, and the issuance of the Shares thereunder, Mr. Egan beneficially owns approximately 76% of the Company’s Common Stock as of December 31, 2009.

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

Due to various factors related to the collectability of Earn-out payments from Tralliance Registry Management, including the current weak financial condition of Tralliance Registry Management, the uncertainty of its ability to become profitable in the future, and the fact that such Earn-out payments are payable to theglobe over an extended period of time (approximately 6 ½ years), no portion of the Earn-out was included in the purchase price for the Purchase Transaction.  Instead, the Company has chosen to recognize income related to the Earn-out on a prospective basis as and to the extent that future Earn-out payment are collected.  During January 2009, the Company received its initial minimum Earn-out installment payment from Tralliance Registry Management in the amount of $75,000, which was recorded as a credit to Related Party Other Income in the Consolidated Statement of Operations for the year ended December 31, 2008.  The Company received additional minimum Earn-Out payments from Tralliance Registry Management during the period from March to December 2009 totalling $346,250, of which $306,250 was recorded as a credit to Related Party Other Income in the Consolidated Statement of Operations for the year ended December 31, 2009 and $40,000 was recorded as Deferred Income-Related Party on the Company’s Balance Sheet at December 31, 2009.

Commensurate with the closing of the Purchase Agreement on September 29, 2008, the Company also entered into several ancillary agreements.  These agreements included an Earn-out Agreement pursuant to which the aforementioned “net revenue” Earn-out would be paid (the “Earn-out Agreement”), and Termination Agreements with each of our executive officers (each a “Termination Agreement”).  The minimum Earn-out amount payable under the Earn-out Agreement was $300,000 in the first year of the Earn-out Agreement and will increase by $25,000 in each subsequent year (pro-rated for the final year of the Earn-out) with incremental Earn-out payments to be determined and paid to the Company on an annual basis to the extent that 10% of Tralliance Registry Management’s “net revenue” (as defined) exceeds the minimum Earn-out amount payable for such year.  Pursuant to the Termination Agreements, the Company’s employment agreements with each of Michael S. Egan, Edward A. Cespedes and Robin Segaul Lebowitz, the Company’s Chief Executive Officer, President and Vice President of Finance, all dated August 1, 2003, respectively, were terminated.  Notwithstanding the termination of these employment agreements, each of Messrs. Egan, Cespedes and Ms. Lebowitz remains as an officer and director of the Company.

In connection with the closing of the Purchase Agreement, the Company also entered into a Master Services Agreement (“Services Agreement”) with Dancing Bear Investments, Inc. (“Dancing Bear”), which is controlled by Mr. Egan.  Under the terms of the Services Agreement, for a fee of $20,000 per month ($240,000 per annum), Dancing Bear provides personnel and services to the Company so as to enable it to continue its existence as a public company without the necessity of any full-time employees of its own.  Services under the Services Agreement include, without limitation, accounting, assistance with financial reporting, accounts payable, treasury/financial planning, record retention and secretarial and investor relations functions. A total of $240,000 and $60,667 related to the Services Agreement has been charged to Related Party Transactions Expense during the years ended December 31, 2009 and 2008, respectively, with $120,000 remaining unpaid and accrued at December 31, 2009.

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

(4) DISCONTINUED OPERATIONS

In March 2007, management and the Board of Directors of the Company made the decision to cease all activities related to its Computer Games businesses, including discontinuing the operations of its magazine publications, games distribution business and related websites. The Company’s decision to shutdown its computer games businesses was based primarily on the historical losses sustained by these businesses during the recent past and management’s expectations of continued future losses. As of December 31, 2009, all significant elements of its computer games business shutdown plan have been completed by the Company.

In addition, in March 2007, management and the Board of Directors of the Company decided to discontinue the operating, research and development activities of its VoIP telephony services business and terminate all of the remaining employees of the business.   The Company’s decision to discontinue the operations of its VoIP telephony services business was based primarily on the historical losses sustained by the business during the past several years, management’s expectations of continued losses for the foreseeable future and estimates of the amount of capital required to attempt to successfully monetize its business. As of December 31, 2009, all significant elements of its VoIP telephony services business shutdown plan have been completed by the Company, except for the resolution of certain vendor disputes and the payment of remaining outstanding vendor payables.

In October 2005, the Company completed the sale of the business and substantially all of the assets of SendTec, Inc., its former Marketing Services subsidiary.  During 2009, the Company settled and paid to a state taxing authority approximately $88,000 in income taxes and interest due in connection with prior year audits of this subsidiary.  The Company is not currently aware of any other pending or unsettled Marketing Services business liabilities at this time.

Results of operations for the Computer Games, VoIP telephony services and Marketing Services businesses have been reported separately as “Discontinued Operations” in the accompanying consolidated statements of operations for all periods presented. There are no discontinued operations assets included in the accompanying consolidated balance sheets. The liabilities of the Computer Games, VoIP telephony services and Marketing Services businesses have been included in the caption, “Liabilities of Discontinued Operations” in the accompanying consolidated balance sheets for all applicable periods presented.

The following is a summary of the liabilities of the discontinued operations of the Computer Games, VoIP telephony services and Marketing Services businesses as included in the accompanying condensed consolidated balance sheets. A significant portion of the liabilities of discontinued operations at December 31, 2009 relate to charges that have been disputed by the Company and for which estimates have been required.
	December 31,	December 31,
	2009	2008
Net liabilities of discontinued operations:
Computer Games	$—	$40,555
VoIP Telephony Services	1,729,556	1,794,555
Marketing Services	—	64,000
Total net liabilities of discontinued operations	$1,729,556	$1,899,110

Summarized results of operations financial information for the discontinued operations of our Computer Games, VoIP telephony services and Marketing Services businesses was as follows:

	Year Ended December 31
	2009	2008

(Loss) Income from discontinued operations, net of tax:
Computer Games	$37,459	$48,751
VoIP Telephony Services	(774)	1,669
Marketing Services	$(22,778)	$(64,000)
Total (Loss) Income from discontinued operations, net of tax	$13,907	$(13,580)

(5) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2009	2008
Accrued registry transaction fees	$183,612	$221,512
Other	266,250	345,670
	$449,862	$567,182

(6) DEBT

Debt consists of notes payable due to a related party, as summarized below:

	December 31, 2009	December 31, 2008

2008 Revolving Loan Notes due to a related party; due on demand	$500,000	$500,000

On June 6, 2008, the Company and its subsidiaries, as guarantors, entered into a Revolving Loan Agreement with Dancing Bear Investments, Inc. (“Dancing Bear”), pursuant to which Dancing Bear may loan up to $500,000 to the Company on a revolving basis (the “Credit Line”).  In connection with its entry into the Credit Line, the Company borrowed $100,000 under the Credit Line.  Subsequently, during the remainder of 2008, the Company made additional borrowings totaling the final $400,000 available under the Credit Line.  As of December 31, 2009 and 2008, outstanding principal of $500,000 and accrued interest of $73,233 and $23,233, respectively, related to this Credit Line have been reflected as current liabilities in our Consolidated Balance Sheet.  Related Party Interest Expense related to the Credit Line of $50,000 and $23,233 was recognized during the years ended December 31, 2009 and 2008, respectively.

On May 7, 2009, the Company entered into a Note and Modification Agreement with Dancing Bear Investments, Inc. which amended the repayment terms of the Revolving Loan Agreement.  Under the terms of the Note Modification Agreement, from and after June 6, 2009 (the original maturity date of the Credit Line), all amounts due under the Revolving Loan Agreement, including principal and accrued interest, will be due and payable on the earlier of (i) five (5) business days following any demand for payment, which demand can be made by Dancing Bear at any time; or (ii) upon the occurrence of an event of default, as defined in the Revolving Loan Agreement.  All funds borrowed under the Credit Line may be prepaid in whole or in part, without penalty, at any time during the term of the Credit Line.  The Company currently has no ability to repay this loan should Dancing Bear demand payment.

Dancing Bear is controlled by Michael S. Egan, our Chairman and Chief Executive Officer.  In connection with the Credit Line, the Company executed and delivered a promissory note to Dancing Bear in the amount of $500,000 bearing interest at ten percent (10%) per annum on the principal amount then outstanding.  The Company’s subsidiaries unconditionally guaranteed the Credit Line by entering into an Unconditional Guaranty Agreement.  All amounts outstanding from time to time under the Credit Line are secured by a lien on all assets of the Company and its subsidiaries pursuant to a Security Agreement with Dancing Bear.

On June 10, 2008, Dancing Bear converted an aggregate of $400,000 of then outstanding 2007 Convertible Notes due to them by the Company into an aggregate of 40,000,000 shares of the Company’s Common Stock.  Additionally, as more fully described in Note 3, “Sale of Tralliance and Stock Issuance,” on September 29, 2008, the Company closed upon a Purchase Transaction with certain entities controlled by Mr. Egan whereby the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary and (ii) issued 229,000,000 shares of its Common Stock to such entities.  As part of the consideration for the Purchase Transaction, the Company’s obligation to repay all remaining outstanding principal and accrued interest due under secured demand convertible promissory notes to entities controlled by Mr. Egan through the date of closing of the Purchase Transaction, including outstanding principal and accrued interest related to the 2007 Convertible Notes of $850,000 and $139,850, respectively, and outstanding principal and accrued interest related to the 2005 Convertible Notes of $3,400,000 and $1,150,465, respectively, were terminated.  Total Related Party Interest Expense related to the 2007 and 2005 Convertible Notes of $335,521 was recognized during 2008.

(7) STOCK OPTION PLANS

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

No stock options were granted by the Company or exercised during the years ended December 31, 2009 and 2008.

Stock option activity during the years ended December 31, 2009 and December 31, 2008 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2008	14,963,660	$0.33

Granted	—	—
Exercised	—	—
Canceled	(1,367,080)	1.74

Outstanding at December 31, 2009	13,596,580	$0.18	4.3 years	$—

Exercisable at December 31, 2009	13,596,580	$0.18	4.3 years	$—

Options available at December 31, 2009	9,387,781

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2007	16,340,660	$0.40

Granted	—	—
Exercised	—	—
Canceled	(1,377,000)	1.27

Outstanding at December 31, 2008	14,963,660	$0.33	5.3 years	$—

Exercisable at December 31, 2008	14,868,669	$0.33	5.3 years	$—

Options available at December 31, 2008	8,020,701

A total of $2,429 and $21,858 of employee stock compensation expense was charged to operating expenses during the years ended December 31, 2009 and 2008, respectively.

Compensation cost charged to operating expenses of continuing operations in connection with stock options granted in recognition of services rendered by non-employees was $426 and $1,704 for the years ended December 31, 2009 and 2008, respectively.

At December 31, 2009, there was no unrecognized compensation expense related to unvested stock options.

(8) INCOME TAXES

The provision (benefit) for income taxes is summarized as follows:
	Year Ended December 31,
	2009	2008

Continuing operations	$(1,536)	$15,675
Discontinued operations	(222)	64,000
	$(1,758)	$79,675

The provision (benefit) for income taxes attributable to continuing operations was as follows:
	Year Ended December 31,
	2009	2008
Current :
Federal	$(1,536)	$15,000
State	—	675
	$(1,536)	$15,675
Deferred:
Federal	$—	$—
State	$—	$—

Provision for income taxes	$(1,536)	$15,675

The following is a reconciliation of the federal income tax provision at the federal statutory rate to the Company’s tax provision attributable to continuing operations:
	Year Ended December 31,
	2009	2008

Statutory federal income tax rate	34.00%	34.00%
Beneficial conversion interest		—
Nondeductible items	(0.01)	0.16
State income taxes, net of federal benefit	3.96	3.95
Change in valuation allowance	(42.05)	(40.43)
AMT tax credit adjustment	1.51	—
Other	4.11	3.00

Effective tax rate	1.52%	0.68%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 are presented below.
	December 31,	December 31,
	2009	2008
Deferred tax assets (liabilities):
Net operating loss carryforwards	$62,899,000	$62,869,000
Issuance of warrants	1,447,000	1,447,000
Allowance for doubtful accounts	—	11,000
AMT and other tax credits	352,000	328,000
Accrued expenses	814,000	806,000
Depreciation and amortization	44,000	37,000
Other	12,000	33,000
Total gross deferred tax assets	65,568,000	65,531,000
Less: valuation allowance	(65,568,000)	(65,531,000)

Total net deferred tax assets	$—	$—

Because of the Company's lack of earnings history, the net deferred tax assets have been fully offset by a 100% valuation allowance. The valuation allowance for net deferred tax assets was $65.6 million and $65.5 million as of December 31, 2009 and 2008, respectively. The net change in the total valuation allowance was $37 thousand and $948 thousand for the years ended December 31, 2009 and 2008, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets, which consist of tax benefits primarily from net operating loss carryforwards, is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Of the total valuation allowance of $65.6 million as of December 31, 2009, subsequently recognized tax benefits, if any, in the amount of $6.4 million will be applied directly to contributed capital.

At December 31, 2009, the Company had net operating loss carryforwards available for U.S. tax purposes of approximately $166 million. These carryforwards expire through 2029. Under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), the utilization of net operating loss carryforwards may be limited under the change in stock ownership rules of the Code. Due to various significant changes in our ownership interests, as defined in the Internal Revenue Code of 1986, as amended, the Company has substantially limited the availability of its net operating loss carryforwards. There can be no assurance that the Company will be able to avail itself of any net operating loss carryforwards.

During the year ended December 31, 2008, a provision for income taxes of $64,000 was recorded for discontinued operations. Such provision related to the Company’s estimate of amounts payable in connection with a prior year tax audit of its former Marketing Services Business subsidiary.  In December 2009, the Company paid to a state taxing authority approximately $88,000 in taxes and accrued interest in full settlement of this liability.

 (9) LITIGATION

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

The parties in the approximately 300 coordinated cases, including ours, reached a settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including theglobe.  On October 5, 2009, the Court granted final approval of the settlement.   A group of three objectors has filed a petition to the Second Circuit seeking permission to appeal the District Court’s final approval order on the basis that the settlement class is broader than the class previously rejected by the Second Circuit in its December 5, 2006 order vacating the District Court’s order certifying classes in the focus cases.  Plaintiffs have filed an opposition to the petition.  Objectors, including the objectors that filed the petition seeking permission to appeal, filed six notices of appeal of the Court’s order finally approving the settlement.  The deadline to file additional notices of appeal has run.

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

(10) RELATED PARTY TRANSACTIONS

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

As more fully discussed in Note 3, “Sale of Tralliance and Share Issuance,” on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management Company LLC (“Tralliance Registry Management”) and (ii) issued 229,000,000 shares of its Common Stock (the “Shares”) to The Registry Management Company, LLC (“Registry Management”) (the “Purchase Transaction”).  Tralliance Registry Management and Registry Management are entities directly or indirectly controlled by Michael S. Egan, our Chairman and Chief Executive Officer and principal stockholder, and each of our two remaining executive officers and Board members, Edward A. Cespedes, our President, and Robin Segaul Lebowitz, our Vice President of Finance, own a minority interest in Registry Management.  After giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan beneficially owns approximately 76% of the Company’s Common Stock at December 31, 2009.

In connection with the Purchase Transaction, the Company received (i) consideration totaling approximately $6,409,800 and consisting of the surrender to theglobe and satisfaction of secured demand convertible promissory notes issued by theglobe and held by Registry Management in the aggregate principal amount of $4,250,000, together with all accrued and unpaid interest of approximately $1,290,300 through the date of closing of the Purchase Transaction and satisfaction of approximately $869,500 in outstanding rent and miscellaneous fees due and unpaid to the Registry Management through the date of closing of the Purchase Transaction, and (ii) an earn-out equal to 10% (subject to certain minimums) of Tralliance Registry Management’s “net revenue” (as defined) derived from “.travel” names registered by Tralliance Registry Management from September 29, 2008 through May 5, 2015 (the “Earn-out”).  The minimum Earn-out payable by Tralliance Registry Management to theglobe was $300,000 in the first year of the Earn-out Agreement, and will increase by $25,000 in each subsequent year (pro-rated for the final year of the Earn-out).  During 2009, the Company received Earn-out installment payments totaling $421,250 from Tralliance Registry Management.

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

In connection with the closing of the Purchase Transaction, the Company also entered into a Master Services Agreement (“Services Agreement”) with Dancing Bear Investments, Inc. (“Dancing Bear”), an entity which is controlled by Mr. Egan.  Under the terms of the Services Agreement, for a fee of $20,000 per month ($240,000 per annum), Dancing Bear provides personnel and services to the Company so as to enable it to continue its existence as a public company without the necessity of any full-time employees of its own.  The Services Agreement had an initial term of one year and was renewed for a second one year term during 2009.  The Services Agreement may be terminated under certain events.  Services under the Services Agreement include, without limitation, accounting, assistance with financial reporting, accounts payable, treasury/financial planning, record retention and secretarial and investor relations functions.  A total of $160,667 and $20,000 related to the Services Agreement was paid by the Company to Dancing Bear in 2009 and 2008, respectively.  A balance of $120,000 related to the Services Agreement is owed by the Company to Dancing Bear and is accrued on our Balance Sheet at December 31, 2009.

As more fully discussed in Note 6 “Debt,” on June 6, 2008, the Company and its subsidiaries, as guarantors, entered into a Revolving Loan Agreement with Dancing Bear, pursuant to which Dancing Bear may loan up to $500,000 to the Company on a revolving basis (the “Credit Line”).  In connection with its entry into the Credit Line, the Company borrowed $100,000 under the Credit Line.  Subsequently, during the remainder of 2008, the Company made additional borrowings totaling $400,000 under the Credit Line.  In accordance with the terms of a Note Modification Agreement entered into on May 7, 2009, all borrowings under the Credit Line, including accrued interest on borrowed funds at the rate of 10% per annum, are due and payable upon demand by Dancing Bear, or sooner upon the occurrence of an event of default under the loan documentation.  All amounts outstanding from time to time under the Credit Line are secured by a lien on all of the assets of the Company and its subsidiaries.  A total of $50,000 and $23,233 related to the Credit Line was recorded as Related Party Interest Expense during 2009 and 2008, respectively, and a balance of $73,233 in accrued interest is included on our Balance Sheet at December 31, 2009.

Also, as more fully described in Note 6, “Debt,” on June 10, 2008 Dancing Bear converted an aggregate of $400,000 of outstanding 2007 Convertible Notes due to them by the Company into an aggregate of 40,000,000 shares of the Company’s Common Stock.

Total Related Party Interest Expense related to 2007 and 2005 Convertible Notes, prior to their surrender and cancellation on September 29, 2008 as part of the consideration for the Purchase Transaction, of $335,521, was recognized during 2008.

On December 20, 2007, Tralliance entered into a Bulk Registration Co-Marketing Agreement (the “Co-Marketing Agreement”) with Labigroup Holdings, LLC (“Labigroup”), under Tralliance’s bulk purchase program. Labigroup is a private entity controlled by the Company’s Chairman and our remaining directors own a minority interest in Labigroup. Under the Co-Marketing Agreement, Labigroup committed to purchase a predetermined minimum number of “.travel” domain names on a bulk basis from an accredited “.travel” registrar of its own choosing and to establish a predetermined minimum number of related “.travel” websites. As consideration for the “.travel” domain names to be purchased under the Co-Marketing Agreement, Labigroup agreed to pay certain fixed fees and make certain other payments including, but not limited to, an ongoing royalty calculated as a percentage share of its net revenue, as defined in the Co-Marketing Agreement (the “Labigroup Royalties”), to Tralliance.  During the year ended December 31, 2008, Labigroup registered a total of 10,595 “.travel” domain names and paid a total of $454,430 in fees and costs to Tralliance under the Co-Marketing Agreement.  Such fees and costs, which are equal to the amount of incremental fees and costs incurred by Tralliance in registering these bulk purchase names, have been treated as a reimbursement of these incremental fees and costs in the Company’s financial statements.   As part of the sale of its Tralliance business on September 29, 2008, all of the Company’s rights and obligations under the Co-Marketing Agreement were assigned to Tralliance Registry Management.

Several entities controlled by the Company’s Chairman and Chief Executive Officer (the “Related Entities”) have provided services to the Company, including: the lease of office space; and the outsourcing of customer services, human resources and payroll processing functions. During the year ended December 31, 2008, approximately $354,000 of expense related to these services was recorded.

An entity owned solely by the sister of the Company’s President, Treasurer and Chief Financial Officer and Director provided certain administrative services to the Company.  During the year ended December 31, 2008, $33,350 of expense related to these services was recorded.

(11) SUBSEQUENT EVENTS

We have performed an evaluation of subsequent events that have occurred after the balance sheet date, but before the financial statements were available to be issued, which the Company considers to be the date these financial statements were issued.  There were none.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC.

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

Under the supervision of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an evaluation of the Company’s internal control over financial reporting as of December 31, 2009 in accordance with the interpretive guidance published in the SEC’s “Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities Exchange Act of 1934” dated and effective on June 27, 2007. Such evaluation was based on the framework and criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation and management’s assessment, management has concluded that internal control over financial reporting was effective as of December 31, 2009.

Because we are a smaller public company, we are not yet required to provide an independent public accountant’s attestation report covering our assessment of internal control over financial reporting. At the present time, such attestation report will be first required in connection with our annual report as of December 31, 2010.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer, have evaluated any change in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, and have determined there to be no reportable changes.

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

NAME	AGE	POSITION OR OFFICE WITH THE COMPANY	DIRECTOR SINCE
Michael S. Egan	69	Chairman and Chief Executive Officer	1997

Edward A. Cespedes	44	President, Treasurer and Chief Financial Officer and Director	1997

Robin S. Lebowitz	45	Vice President of Finance and Director	2001

Michael S. Egan. Michael Egan has served as theglobe’s Chairman since 1997 and as its Chief Executive Officer since June 1, 2002. Since 1996, Mr. Egan has been the controlling investor of Dancing Bear Investments, Inc., a privately held investment company. Additionally, Mr. Egan is the controlling investor of E&C Capital Partners LLLP and E&C Capital Partners II, LLLP, privately held investment partnerships, and Search.Travel, LLC, Labigroup Holdings, LLC, The Registry Management Company, LLC and Tralliance Registry Management, LLC, entities that are involved in the Internet domain name registration business. Mr. Egan is also Chairman of Certified Vacations, a privately held travel and tourism company which was founded in 1980.  Mr. Egan spent over 30 years in the rental car business.   He began with Alamo Rent-A-Car in 1973, became an owner in 1979, and became Chairman and majority owner from January 1986 until November 1996 when he sold the company to AutoNation, Inc.  In 2000, AutoNation, Inc. spun off the rental division, ANC Rental Corporation (Other OTC: ANCXZ.PK), and Mr. Egan served as Chairman until October 2003. Prior to acquiring Alamo, he held various administration positions at Yale University and taught at the University of Massachusetts at Amherst. Mr. Egan is a graduate of Cornell University where he received his Bachelor’s degree in Hotel Administration.

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

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

Michael Egan, theglobe.com’s Chairman and CEO, was Chairman of ANC Rental Corporation from late 2000 until October 2003 and was Chief Executive Officer of ANC Rental Corporation from late 2000 until April 4, 2002.  In November 2001, ANC Rental Corporation filed voluntary petitions for relief under Chapter 11 or Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (Case No. 01-11200).

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

Based solely on our review of copies of Forms 3 and 4 and any amendments furnished to us pursuant to Rule 16a-3(e) and any written representations referred to in Item 405(b)(2)(i) of Regulation S-K stating that no Forms 5 were required, we believe that, during the 2009 fiscal year, our officers, directors and all persons owning more than 10% of a registered class of our equity securities have complied with all Section 16(a) applicable filing requirements.

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

BOARD MEETINGS AND COMMITTEES OF THE BOARD

Including unanimous written actions of the Board, the Board of Directors met 2 times in 2009. No incumbent director who was on the Board for the entire year attended less than 75% of the total number of all meetings of the Board and any committees of the Board on which he or she served, if any, during 2009.

The Board of Directors has a standing Audit and Compensation Committee but no standing Nominating Committee.

Audit Committee. The Audit Committee, which was formed in July 1998, reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the selection of our independent auditors, the scope of the annual audits, fees to be paid to the auditors, the performance of our auditors and our accounting practices and internal controls. The Audit Committee operates pursuant to a written charter, as amended, adopted by the Board of Directors on June 12, 2000. The current members of the Audit Committee are Messrs. Egan and Cespedes and Ms. Lebowitz, all of whom are employee directors. None of the current committee members are considered “independent” within the meaning of applicable NASD rules. Ms. Lebowitz serves as the “audit committee financial expert” within the meaning of applicable SEC rules, but is not considered “independent” within the meaning of applicable NASD rules. Including unanimous written actions of the Committee, the Audit Committee held 6 meetings in 2009.

Compensation Committee. The Compensation Committee establishes salaries, incentives and other forms of compensation for officers and other employees of theglobe.  Insomuch as the Company currently has no operations and its executive officers do not receive a salary, the Compensation Committee did not meet in 2009.  The Compensation Committee (as well as the entire Board of Directors) also approves option grants under all of our outstanding stock based incentive plans. The current members of the Compensation Committee are Messrs. Egan and Cespedes.

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

EMPLOYMENT AGREEMENTS

On August 1, 2003, we entered into separate employment agreements with each of our named executive officers, each of which was terminated on September 29, 2008. The employment agreements with the Chief Executive Officer and President each provided for an annual base salary of $250,000 with eligibility to receive annual increases as determined in the sole discretion of the Board of Directors and an annual cash bonus, which would be awarded upon the achievement of specified pre-tax operating income, not to be less than $50,000 per year. Effective October 1, 2007, these employment agreements were amended so as to irrevocably terminate the Company’s obligation to pay guaranteed annual minimum bonuses of $50,000 to these officers in the future. The employment agreement, as amended, with the Vice President of Finance provided for an annual base salary of $140,000 and a discretionary annual cash bonus, awarded at the discretion of the Board of Directors.

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

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid by us to those persons serving as the principal executive officer and principal financial officer at any time during the last calendar year and our other executive officer for the years ended December 31, 2009 and 2008 (collectively, the "Named Executive Officers"):

Name and Principal Position	Year		Salary	Bonus	Option Awards (2)	All Other (3)	Total
Michael S. Egan,	2009		$—	$—	$—	$—	$—
Chairman, Chief Executive Officer (4)	2008	(1)	193,678	—	—	496	194,174

Edward A. Cespedes,	2009		$—	$—	$—	$—	$—
President, Treasurer and Chief	2008	(1)	193,678	—	—	15,036	208,713
Financial Officer (5)

Robin S. Lebowitz,	2009		$—	$—	$—	$—	$—
Former Chief Financial Officer;	2008	(1)	108,459	2,500	—	14,602	125,561
Vice President of Finance (6)

(1) Reflects amounts awarded to, earned by or paid by us through September 29, 2008, the termination date of the Employment Agreements with the Named Executive Officers.

(2) No stock options were granted to any of the Named Executive Officers during 2009 or 2008.

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

OUTSTANDING EQUITY AWARDS AT FISCAL 2009 YEAR-END

	Number of Securities Underlying Unexercised Options (1)		Option Exercise	Option Expiration
Name	Exercisable (#)	Unexercisable (#)	Price ($)	Date

Michael S. Egan	10,000	—	$6.69	2/17/2010
	7,500	—	.23	6/27/2011
	7,500	—	.04	6/21/2012
	2,500,000	—	.02	8/13/2012
	1,000,000	—	.56	5/22/2013
	1,750,000	—	.12	4/7/2015

Edward A. Cespedes	15,000	—	$6.69	2/17/2010
	20,000	—	2.50	4/18/2010
	7,500	—	2.38	6/8/2010
	7,500	—	.23	6/27/2011
	7,500	—	.04	6/21/2012
	1,750,000	—	.02	8/13/2012
	550,000	—	.56	5/22/2013
	1,750,000	—	.12	4/7/2015

Robin S. Lebowitz	1,580	—	$1.59	5/31/2010
	25,000	—	0.05	12/14/2011
	7,500	—	0.04	6/21/2012
	500,000	—	0.02	8/13/2012
	100,000	—	0.56	5/22/2013
	400,000	—	0.12	4/7/2015
	100,000	—	0.14	8/16/2016

(1) All stock option awards included in the above table are fully vested. None of the Named Executive Officers exercised any stock options during the year ended December 31, 2009.

COMPENSATION OF DIRECTORS

Directors who are also our employees receive no compensation for serving on our Board or committees. We reimburse non-employee directors for all travel and other expenses incurred in connection with attending Board and committee meetings. Non-employee directors are also eligible to receive automatic stock option grants under our 1998 Stock Option Plan, as amended and restated. As of December 31, 2009 there were no directors who met this definition.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of March 10, 2010 (except as otherwise indicated) by (i) each person who owns beneficially more than 5% of our Common Stock, (ii) each of our directors, (iii) each of our "Named Executive Officers" and (iv) all directors and executive officers as a group. A total of 441,484,838 shares of theglobe’s Common Stock were issued and outstanding on March 10, 2010.

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

	SHARES BENEFICIALLY OWNED
DIRECTORS, NAMED EXECUTIVE OFFICERS AND 5% STOCKHOLDERS	NUMBER	PERCENT	TITLE OF CLASS

Dancing Bear Investments, Inc. (1)	48,303,148	10.9%	Common

Michael S. Egan (1)(2)(6)(7)(8)(9)	345,164,952	76.4%	Common

Edward A. Cespedes (3)	4,092,500	*	Common

Robin S. Lebowitz (4)	1,134,080	*	Common

Carl Ruderman (5)	5,000,000	1.1%	Common

E&C Capital Partners, LLLP (6)(8)	43,469,012	9.7%	Common

E&C Capital Partners II, LLLP(7)	6,000,000	1.4%	Common

The Registry Management Company, LLC (9)	229,000,000	51.9%	Common

All directors and executive officers as a group (3 persons)	350,391,532	76.7%	Common

* less than 1%

(1) Mr. Egan owns Dancing Bear Investments, Inc.

(2) Includes the shares that Mr. Egan is deemed to beneficially own as the controlling investor of Dancing Bear Investments, Inc., E&C Capital Partners, LLLP, and E&C Capital Partners II, LLLP and as the Trustee of the Michael S. Egan Grantor Retained Annuity Trusts for the benefit of his children. Also includes (i) 5,265,000 shares of our Common Stock issuable upon exercise of options that are currently exercisable; and (ii) 3,541,337 shares of our Common Stock held by Mr. Egan's wife, as to which he disclaims beneficial ownership.

(3) Consists of 4,092,500 shares of our Common Stock issuable upon exercise of options that are currently exercisable.

(4) Consists of 1,134,080 shares of our Common Stock issuable upon exercise of options that are currently exercisable.

(5) Consists of 5,000,000 shares of Common Stock issuable upon the exercise of warrants at $0.15 per share.

(6) E&C Capital Partners, LLLP is a privately held investment vehicle controlled by our Chairman, Michael S. Egan. Our President, Edward A. Cespedes, has a minority, non-controlling interest in E&C Capital Partners, LLLP.  Includes 5,000,000 shares of Common Stock if and to the extent issued upon exercise of the warrants described in footnote (5) over which E&C holds an irrevocable proxy pursuant to the Stockholders’ Agreement described in footnote (8) below.

(7) E&C Capital Partners II, LLLP is a privately held investment vehicle controlled by our Chairman, Michael S. Egan.

 (8) In connection with certain Marketing Services Agreements entered with Universal Media of Miami, Inc. and Trans Digital Media, LLC on November 22, 2006, the Company entered into a warrant purchase agreement with Carl Ruderman, the controlling shareholder of such entities. In connection with the issuance of the warrants, Mr. Ruderman entered into a Stockholders’ Agreement with our Chairman and Chief Executive Officer, Michael S. Egan, our President, Edward A. Cespedes, and certain of their affiliates. Pursuant to the Stockholders’ Agreement, Mr. Ruderman granted an irrevocable proxy over the shares issuable upon exercise of the warrants to E&C Capital Partners, LLLP and granted a right of first refusal over his shares to all of the other parties to the Stockholders’ Agreement. Mr. Ruderman also agreed to sell his shares under certain circumstances in which the other parties to the Stockholders’ Agreement have agreed to sell their respective shares. Mr. Ruderman was granted the right to participate in certain sales of the Company’s Common Stock by the other parties to the Stockholders’ Agreement. The amount set forth in the table includes 5,000,000 shares of Common Stock if and to the extent issued upon exercise of the warrants described in footnote (5) over which E&C holds such irrevocable proxy.

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

As more fully discussed in Note 3, “Sale of Tralliance and Share Issuance,” in the accompanying Notes to Consolidated Financial Statements on September 29, 2008, the Company closed upon a definitive agreement whereby it (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management Company LLC (“Tralliance Registry Management”) and (ii) issued 229,000,000 shares of its Common Stock (the “Shares”) to The Registry Management Company, LLC (“Registry Management”) (the “Purchase Transaction”).  Tralliance Registry Management and Registry Management are entities directly or indirectly controlled by Michael S. Egan, our Chairman and Chief Executive Officer and principal stockholder, and each of our two remaining executive officers and Board members, Edward A. Cespedes, our President, and Robin Segaul Lebowitz, our Vice President of Finance, own a minority interest in Registry Management.  After giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan beneficially owns approximately 76% of the Company’s Common Stock at December 31, 2009.

In connection with the Purchase Transaction, the Company received (i) consideration totaling approximately $6,409,800 and consisting of the surrender to theglobe and satisfaction of secured demand convertible promissory notes issued by theglobe and held by Registry Management in the aggregate principal amount of $4,250,000, together with all accrued and unpaid interest of approximately $1,290,300 through the date of closing of the Purchase Transaction and satisfaction of approximately $869,500 in outstanding rent and miscellaneous fees due and unpaid to the Registry Management through the date of closing of the Purchase Transaction, and (ii) an earn-out equal to 10% (subject to certain minimums) of Tralliance Registry Management’s “net revenue” (as defined) derived from “.travel” names registered by Tralliance Registry Management from September 29, 2008 through May 5, 2015 (the “Earn-out”).  The minimum Earn-out payable by Tralliance Registry Management to theglobe was $300,000 in the first year of the Earn-out Agreement, and will increase by $25,000 in each subsequent year (pro-rated for the final year of the Earn-out).  During January 2009, the Company received its initial minimum Earn-out installment payment in the amount of $75,000 from Tralliance Registry Management.

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

In connection with the closing of the Purchase Transaction, the Company also entered into a Master Services Agreement (“Services Agreement”) with Dancing Bear Investments, Inc. (“Dancing Bear”), an entity which is controlled by Mr. Egan.  Under the terms of the Services Agreement, for a fee of $20,000 per month ($240,000 per annum), Dancing Bear will provide personnel and services to the Company so as to enable it to continue its existence as a public company without the necessity of any full-time employees of its own.  The Services Agreement had an initial term of one year and was renewed for an second one year term during 2009.  Services under the Services Agreement include, without limitation, accounting, assistance with financial reporting, accounts payable, treasury/financial planning, record retention and secretarial and investor relations functions.  A total of $160,667 and $20,000 related to the Services Agreement was paid by the Company to Dancing Bear in 2009 and 2008, respectively.  A balance of $120,000 related to the Services Agreement is owed by the Company to Dancing Bear and is accrued on our Balance Sheet at December 31, 2009.

As more fully discussed in Note 6, “Debt” in the accompanying Notes to Consolidated Financial Statements, on June 6, 2008, the Company and its subsidiaries, as guarantors, entered into a Revolving Loan Agreement with Dancing Bear, pursuant to which Dancing Bear may loan up to $500,000 to the Company on a revolving basis (the “Credit Line”).  In connection with its entry into the Credit Line, the Company borrowed $100,000 under the Credit Line.  Subsequently, during the remainder of 2008, the Company made additional borrowings totaling $400,000 under the Credit Line.  In accordance with the terms of a Note Modification Agreement entered into on May 7, 2009, all borrowings under the Credit Line, including interest on borrowed funds at the rate of 10% per annum, are due and payable upon demand by Dancing Bear, or sooner upon the occurrence of an event of default under the loan documentation.  All amounts outstanding from time to time under the Credit Line are secured by a lien on all of the assets of the Company and its subsidiaries.  A total of $50,000 and $23,233 related to the Credit Line was recorded as Related Party Interest Expense during 2009 and 2008, respectively, and a balance of $73,233 in accrued interest is included on our Balance Sheet at December 31, 2009.

Also, as more fully described in Note 6, “Debt,” on June 10, 2008 Dancing Bear converted an aggregate of $400,000 of outstanding 2007 Convertible Notes due to them by the Company into an aggregate of 40,000,000 shares of the Company’s Common Stock.

Total Related Party Interest Expense related to 2007 and 2005 Convertible Notes, prior to their surrender and cancellation on September 29, 2008 as part of the consideration for the Purchase Transaction, of 335,521, was recognized during 2008.

On December 20, 2007, Tralliance entered into a Bulk Registration Co-Marketing Agreement (the “Co-Marketing Agreement”) with Labigroup Holdings, LLC (“Labigroup”), under Tralliance’s bulk purchase program. Labigroup is a private entity controlled by the Company’s Chairman and our remaining directors own a minority interest in Labigroup. Under the Co-Marketing Agreement, Labigroup committed to purchase a predetermined minimum number of “.travel” domain names on a bulk basis from an accredited “.travel” registrar of its own choosing and to establish a predetermined minimum number of related “.travel” websites. As consideration for the “.travel” domain names to be purchased under the Co-Marketing Agreement, Labigroup agreed to pay certain fixed fees and make certain other payments including, but not limited to, an ongoing royalty calculated as a percentage share of its net revenue, as defined in the Co-Marketing Agreement (the “Labigroup Royalties”), to Tralliance.  During the year ended December 31, 2008, Labigroup registered a total of 10,595 “.travel” domain names and paid a total of $454,430 in fees and costs to Tralliance under the Co-Marketing Agreement.  Such amounts, which are equal to the amount of incremental fees and costs incurred by Tralliance in registering these bulk purchase names, have been treated as a reimbursement of these incremental fees and costs in the Company’s financial statements.   As part of the sale of its Tralliance business on September 29, 2008, all of the Company’s rights and obligations under the Co-Marketing Agreement were assigned to Tralliance Registry Management.

Several entities controlled by the Company’s Chairman and Chief Executive Officer (the “Related Entities”) have provided services to the Company, including: the lease of office space; and the outsourcing of customer services, human resources and payroll processing functions. During the year ended December 31, 2008, approximately $354,000 of expense related to these services was recorded.

An entity owned solely by the sister of the Company’s President, Treasurer and Chief Financial Officer and Director provided certain administrative services to the Company.  During the year ended December 31, 2008, $33,350 of expense related to these services was recorded.

Director Independence. None of the current members of the Company’s Board of Directors are considered “independent” within the meaning of applicable NASD rules

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees billed by MarcumRachlin, a division of Marcum LLP (“Rachlin”), independent public accountants, for professional services rendered for the audit of our annual financial statements during 2009 and 2008 and the reviews of the financial statements included in our Forms 10-Q and 10-K, as appropriate, were $48,217 and $83,856, respectively.

Audit-Related Fees. During the last two fiscal years, Rachlin provided the Company with the following services that are reasonably related to the performance of the audit of our financial statements:

Aggregate fees billed during 2008 for assurance and related services related to the filing of an Information Statement in connection with the Tralliance Asset Sale and Share Issuance were $28,963.  No such audit-related fees were incurred during 2009.

Other services relating to research of various accounting pronouncements and technical issues were $180 for 2009 and $170 for 2008.

Tax Fees. The aggregate fees billed for tax services provided by Rachlin in connection with tax compliance, tax consulting and tax planning services during 2009 and 2008, were $33,294 and $67,751, respectively.

All Other Fees. Except as described above, the Company had no other fees for services provided by Rachlin during 2009 and 2008.

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

(3)	Exhibit Index

3.1	Form of Fourth Amended and Restated Certificate of Incorporation of the Company (3).

3.2	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation (13).

3.3	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 29, 2003 (13).

3.4	Certificate relating to Previously Outstanding Series of Preferred Stock and Relating to the Designation, Preferences and Rights of the Series F Preferred Stock (10).

3.5	Certificate of Amendment Relating to the Designation Preferences and Rights of the Junior Participating Preferred Stock (11).

3.6	Form of By-Laws of the Company (13).

3.7	Certificate of Amendment Relating to the Designation Preferences and Rights of the Series H Automatically Converting Preferred Stock (12).

3.8	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on December 1, 2004 (15).

4.1	Specimen certificate representing shares of Common Stock of the Company (4).

4.2	Amended and Restated Warrant to Acquire Shares of Common Stock (2).

4.3	Form of Rights Agreement, by and between the Company and American Stock Transfer & Trust Company as Rights Agent (3).

4.4	Form of Warrant dated November 12, 2002 to acquire shares of Common Stock (7).

4.5	Form of Warrant dated May 28, 2003 to acquire an aggregate of 500,000 shares of theglobe.com Common Stock (8).

4.6	Warrant to Acquire 5,000,000 shares of theglobe.com, inc. dated as of November 22, 2006 to Carl Ruderman (17).*

10.1	Form of Indemnification Agreement between the Company and each of its Directors and Executive Officers (1).

10.2	2000 Broad Based Stock Option Plan (6).**

10.3	1998 Stock Option Plan, as amended (5).**

10.4	1995 Stock Option Plan (1).**

10.5	Amended & Restated Non-Qualified Stock Option Agreement effective as of August 12, 2002 between theglobe.com, inc. and Michael S. Egan (9).**

10.6	Amended & Restated Non-Qualified Stock Option Agreement effective as of August 12, 2002 between theglobe.com, inc. and Edward A. Cespedes (9).**

10.7	Amended & Restated Non-Qualified Stock Option Agreement effective as of August 12, 2002 between theglobe.com, inc. and Robin Segaul Lebowitz (9).**

10.8	2003 Amended and Restated Non-Qualified Stock Option Plan (16).**

10.9	theglobe.com 2004 Amended and Restated Stock Option Plan (14).

10.10	Warrant Purchase Agreement dated as of November 22, 2006 by and between theglobe.com, inc. and Carl Ruderman (17).*

10.11
Stockholders’ Agreement dated as of November 22, 2006 by and among theglobe.com, inc., Michael S. Egan, Edward A. Cespedes, E&C Capital Partners, LLLP, E&C Capital Partners II, Ltd., Dancing Bear Investments, Inc. and Carl Ruderman (17).

10.12	Revolving Loan Agreement dated as of June 6, 2008 by and between theglobe.com, inc. and Dancing Bear Investments, Inc. (18).

10.13	$500,000 Promissory Note dated June 6, 2008 (18).

10.14	Unconditional Guaranty Agreement dated June 6, 2008 (18).

10.15	Security Agreement dated June 6, 2008 (18).

10.16	Purchase Agreement dated as of June 10, 2008 by and between theglobe.com, inc., Tralliance Corporation and The Registry Management Company, LLC (19).

10.17	Earn-out Agreement dated September 29, 2008 by and between theglobe.com. inc. and Tralliance Registry Management Company, LLC (20).

10.18	Management Services Agreement dated September 29, 2008 with Dancing Bear Investments, Inc. (20).

10.19	Termination Agreement dated September 29, 2008 with Michael S. Egan (20).

10.20	Termination Agreement dated September 29, 2008 with Edward A. Cespedes (20).

10.21	Termination Agreement dated September 29, 2008 with Robin Segaul-Lebowitz (20).

10.22	Note Modification Agreement dated as of May 7, 2009 between Dancing Bear Investments, Inc. and theglobe.com, inc. (21)

21.	Subsidiaries

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

EXHIBIT INDEX
NO. ITEM

1. Incorporated by reference from our registration statement on Form S-1 filed July 24, 1998 (Registration No. 333-59751).

2. Incorporated by reference from our Form S-1/A filed August 20, 1998.

3. Incorporated by reference from our Form S-1/A filed September 15, 1998.

4. Incorporated by reference from our Form S-1/A filed October 14, 1998.

5. Incorporated by reference from our Form S-1 filed April 13, 1999.

6. Incorporated by reference from our Form 10-Q for the quarter ended March 31, 2000 dated May 15, 2000.

7. Incorporated by reference from our Form 8-K filed on November 26, 2002.

8. Incorporated by reference from our Form 8-K filed on June 6, 2003.

9. Incorporated by reference from our Form 10-QSB filed on November 14, 2003.

10. Incorporated by reference from our Form 10-K filed on March 31, 2003.

11. Incorporated by reference from our Registration Statement on Form SB-2 filed on April 16, 2004 (Registration No. 333-114556).

12. Incorporated by reference from our Form 8-K filed September 7, 2004.

13. Incorporated by reference from our Form SB-2 filed April 16, 2004.

14. Incorporated by reference from our S-8 filed October 13, 2004.

15. Incorporated by reference from our Form 8-K filed on December 2, 2004.

16. Incorporated by reference from our Form S-8 filed January 22, 2004.

17. Incorporated by reference from our Form 10-K filed on March 30, 2007.

18. Incorporated by reference from our Form 8-K filed on June 11, 2008.

19. Incorporated by reference from our Form 8-Kfiled on June 13, 2008.

20. Incorporated by reference from our Form 8-K filed on October 3, 2008.

21. Incorporated by reference from our Form 10-Q filed on May 8, 2009.

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

theglobe.com, inc.

Dated: March 26, 2010	By:	/s/ Michael S. Egan
Michael S. Egan
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Edward A. Cespedes
Edward A. Cespedes
President, Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Michael S. Egan	March 26, 2010
Michael S. Egan
Chairman, Director

/s/ Edward A. Cespedes	March 26, 2010
Edward A. Cespedes
Director

/s/ Robin Lebowitz	March 26, 2010
Robin Lebowitz
Director

EXHIBIT INDEX

NO. ITEM
3.1	Form of Fourth Amended and Restated Certificate of Incorporation of the Company (3).

3.2	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation (13).

3.3	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 29, 2003 (13).

3.4	Certificate relating to Previously Outstanding Series of Preferred Stock and Relating to the Designation, Preferences and Rights of the Series F Preferred Stock (10).

3.5	Certificate of Amendment Relating to the Designation Preferences and Rights of the Junior Participating Preferred Stock (11).

3.6	Form of By-Laws of the Company (13).

3.7	Certificate of Amendment Relating to the Designation Preferences and Rights of the Series H Automatically Converting Preferred Stock (12).

3.8	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on December 1, 2004 (15).

4.1	Specimen certificate representing shares of Common Stock of the Company (4).

4.2	Amended and Restated Warrant to Acquire Shares of Common Stock (2).

4.3	Form of Rights Agreement, by and between the Company and American Stock Transfer & Trust Company as Rights Agent (3).

4.4	Form of Warrant dated November 12, 2002 to acquire shares of Common Stock (7).

4.5	Form of Warrant dated May 28, 2003 to acquire an aggregate of 500,000 shares of theglobe.com Common Stock (8).

4.6	Warrant to Acquire 5,000,000 shares of theglobe.com, inc. dated as of November 22, 2006 to Carl Ruderman (17).*

10.1	Form of Indemnification Agreement between the Company and each of its Directors and Executive Officers (1).

10.2	2000 Broad Based Stock Option Plan (6).**

10.3	1998 Stock Option Plan, as amended (5).**

10.4	1995 Stock Option Plan (1).**

10.5	Amended & Restated Non-Qualified Stock Option Agreement effective as of August 12, 2002 between theglobe.com, inc. and Michael S. Egan (9).**

10.6	Amended & Restated Non-Qualified Stock Option Agreement effective as of August 12, 2002 between theglobe.com, inc. and Edward A. Cespedes (9).**

10.7	Amended & Restated Non-Qualified Stock Option Agreement effective as of August 12, 2002 between theglobe.com, inc. and Robin Segaul Lebowitz (9).**

10.8	2003 Amended and Restated Non-Qualified Stock Option Plan (16).**

10.9	theglobe.com 2004 Amended and Restated Stock Option Plan (14).

10.10	Warrant Purchase Agreement dated as of November 22, 2006 by and between theglobe.com, inc. and Carl Ruderman (17).*

10.11
Stockholders’ Agreement dated as of November 22, 2006 by and among theglobe.com, inc., Michael S. Egan, Edward A. Cespedes, E&C Capital Partners, LLLP, E&C Capital Partners II, Ltd., Dancing Bear Investments, Inc. and Carl Ruderman (17).

10.12	Revolving Loan Agreement dated as of June 6, 2008 by and between theglobe.com, inc. and Dancing Bear Investments, Inc. (18).

10.13	$500,000 Promissory Note dated June 6, 2008 (18).

10.14	Unconditional Guaranty Agreement dated June 6, 2008 (18).

10.15	Security Agreement dated June 6, 2008 (18).

10.16	Purchase Agreement dated as of June 10, 2008 by and between theglobe.com, inc., Tralliance Corporation and The Registry Management Company, LLC (19).

10.17	Earn-out Agreement dated September 29, 2008 by and between theglobe.com. inc. and Tralliance Registry Management Company, LLC (20).

10.18	Management Services Agreement dated September 29, 2008 with Dancing Bear Investments, Inc. (20).

10.19	Termination Agreement dated September 29, 2008 with Michael S. Egan (20).

10.20	Termination Agreement dated September 29, 2008 with Edward A. Cespedes (20).

10.21	Termination Agreement dated September 29, 2008 with Robin Segaul-Lebowitz (20).

10.22	Note Modification Agreement dated as of May 7, 2009 between Dancing Bear Investments, Inc. and theglobe.com, inc. (21)

21.	Subsidiaries

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

EXHIBIT INDEX
NO. ITEM

1. Incorporated by reference from our registration statement on Form S-1 filed July 24, 1998 (Registration No. 333-59751).

2. Incorporated by reference from our Form S-1/A filed August 20, 1998.

3. Incorporated by reference from our Form S-1/A filed September 15, 1998.

4. Incorporated by reference from our Form S-1/A filed October 14, 1998.

5. Incorporated by reference from our Form S-1 filed April 13, 1999.

6. Incorporated by reference from our Form 10-Q for the quarter ended March 31, 2000 dated May 15, 2000.

7. Incorporated by reference from our Form 8-K filed on November 26, 2002.

8. Incorporated by reference from our Form 8-K filed on June 6, 2003.

9. Incorporated by reference from our Form 10-QSB filed on November 14, 2003.

10. Incorporated by reference from our Form 10-K filed on March 31, 2003.

11. Incorporated by reference from our Registration Statement on Form SB-2 filed on April 16, 2004 (Registration No. 333-114556).

12. Incorporated by reference from our Form 8-K filed September 7, 2004.

13. Incorporated by reference from our Form SB-2 filed April 16, 2004.

14. Incorporated by reference from our S-8 filed October 13, 2004.

15. Incorporated by reference from our Form 8-K filed on December 2, 2004.

16. Incorporated by reference from our Form S-8 filed January 22, 2004.

17. Incorporated by reference from our Form 10-K filed on March 30, 2007.

18. Incorporated by reference from our Form 8-K filed on June 11, 2008.

19. Incorporated by reference from our Form 8-Kfiled on June 13, 2008.

20. Incorporated by reference from our Form 8-K filed on October 3, 2008.

21. Incorporated by reference from our Form 10-Q filed on May 8, 2009.

* Confidential portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment.

** Management contract or compensatory plan or arrangement.