Form 10-Q
period 2010-03-31
THEGLOBE COM INC
filed 2010-05-12
CIK 1066684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes ☒   No ☐

The number of shares outstanding of the Registrant's Common Stock, $.001 par value (the "Common Stock") as of May 10, 2010 was 441,484,838.

THEGLOBE.COM, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THEGLOBE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2010	2009
	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$596	$1,259
Prepaid expenses	7,022	6,972

Total current assets	$7,618	$8,231

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable to related party	$175,000	$120,000
Accounts payable	199,588	184,479
Accrued expenses and other current liabilities	443,624	449,862
Accrued interest due to related party	85,562	73,233
Notes payable due to related party	500,000	500,000
Deferred income – related party	—	40,000
Net liabilities of discontinued operations	1,714,556	1,729,556

Total current liabilities	3,118,330	3,097,130

Stockholders' Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 441,484,838 issued and outstanding at March 31, 2010 and December 31, 2009	441,485	441,485

Additional paid-in capital	294,301,845	294,301,845
Accumulated deficit	(297,854,042)	(297,832,229)

Total stockholders' deficit	(3,110,712)	(3,088,899)

Total liabilities and stockholders’ deficit	$7,618	$8,231

See notes to unaudited condensed consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2010	2009
	(UNAUDITED)

Net Revenue	$—	$—

Operating Expenses:
General and administrative	29,132	23,363
Related party transactions	60,000	60,000
	89,132	83,363

Operating Loss from Continuing Operations	(89,132)	(83,363)
Other Income (Expense), net:
Related party interest expense	(12,329)	(12,329)
Interest income (expense)	—	(24)
Related party other income	81,250	75,000
Other income	—	44
	68,921	62,691

Loss from Continuing Operations
Before Income Tax	(20,211)	(20,672)
Income Tax Provision	—	—
Loss from Continuing Operations	(20,211)	(20,672)

Discontinued Operations, net of tax	(1,602)	(2,997)

Net Loss	$(21,813)	$(23,669)
Loss Per Share -
Basic and Diluted:
Continuing Operations	$—	$—
Discontinued Operations	$—	$—
Net Loss	$—	$—

Weighted Average Common Shares Outstanding	441,484,838	441,484,838

See notes to unaudited condensed consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2010	2009
	(UNAUDITED)
Cash Flows from Operating Activities:
Net loss	$(21,813)	$(23,669)
Add back: loss from discontinued operations	1,602	2,997
Net loss from continuing operations	(20,211)	(20,672)

Adjustments to reconcile net loss from continuing operations to net cash flows from operating activities
Employee stock compensation	—	2,429
Compensation related to non-employee stock options	—	426

Changes in operating assets and liabilities
Accounts receivable from related party	—	75,000
Prepaid and other current assets	(50)	8,633
Accounts payable to related party	55,000	(35,667)
Accounts payable	15,109	(11,632)
Accrued expenses and other current liabilities	(6,238)	(47,558)
Accrued interest due to related party	12,329	12,329
Deferred income – related party	(40,000)	—

Net cash flows from operating activities of continuing operations	15,939	(16,712)
Net cash flows from operating activities of discontinued operations	(16,602)	(27,996)
Net cash flows from operating activities	(663)	(44,708)

Net Decrease in Cash and Cash Equivalents	(663)	(44,708)
Cash and Cash Equivalents, at beginning of period	1,259	89,754
Cash and Cash Equivalents, at end of period	$596	$45,046

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

UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The unaudited interim condensed consolidated financial statements of the Company as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed consolidated financial statements.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2010 and the results of its operations and its cash flows for the three months ended March 31, 2010 and 2009. The results of operations and cash flows for such periods are not necessarily indicative of results expected for the full year or for any future period.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions relate primarily to estimates of the collectability of accounts receivable, accounts payable and accrued expenses. At March 31, 2010 and December 31, 2009, a significant portion of our liabilities of discontinued operations relate to charges that have been disputed by the Company and for which estimates have been required. Our estimates, judgments and assumptions are continually evaluated based upon available information and experience. Because of estimates inherent in the financial reporting process, actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

Cash equivalents consist of money market funds and highly liquid short-term investments with qualified financial institutions. The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents.

NET INCOME PER SHARE

The Company reports basic and diluted net income per common share in accordance with FASB ASC Topic 260, "Earnings Per Share."  Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

Due to the anti-dilutive effect of potentially dilutive securities or common stock equivalents that could be issued, such securities were excluded from the diluted net loss per common share calculation for all periods presented. Such potentially dilutive securities and common stock equivalents consisted of the following for the periods ended March 31:

	2010	2009
Options to purchase common stock	13,572,000	13,597,000
Common shares issuable upon exercise of warrants	7,725,000	13,235,000
Total	21,297,000	26,832,000

RECENT ACCOUNTING PRONOUNCEMENTS

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

The FASB has issued Accounting Standard Update (ASU) No. 2010-02, Consolidation (Topic 810) – Accounting and Reporting for Decreases in Ownership of a Subsidiary – A Scope Clarification.  This ASU clarifies that the scope of the decrease in ownership provisions of Subtopic 810-10 and related guidance and also clarifies that the decrease in ownership guidance in Subtopic 810-10 does not apply to:  (a) sales of in substance real estate; and (b) conveyances of oil and gas mineral rights, even if these transfers involve businesses.  The amendments in this ASU also expand the disclosure requirements about deconsolidation of a subsidiary or derecognition of a group of assets. ASU 2010-02 is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009.  The adoption of this accounting standard will have an effect on the presentation and disclosure of the noncontrolling interests of any non wholly-owned businesses acquired in the future.

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

During its recent past, the Company was able to continue operating as a going concern due principally to funding of $500,000 received during 2008 under a Revolving Loan Agreement with an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer and a total of approximately $463,000 received during 2009 and the first quarter of 2010 under an Earn-out Agreement with an entity also controlled by Mr. Egan .

 At March 31, 2010, the Company had a net working capital deficit of approximately $3,111,000.  Such working capital deficit included (i) a total of approximately $586,000 in principal and accrued interest owed under the aforementioned Revolving Loan Agreement; (ii) a total of $175,000 in management service fees owed under a Master Services Agreement to an entity controlled by Mr. Egan; and (iii) an aggregate of approximately $2,350,000 in unsecured accounts payable and accrued expenses owed to vendors and other non-related third parties (of which approximately $1,700,000 relates to liabilities of our VoIP telephony service discontinued business, with a significant portion of such liabilities related to charges which have been disputed by theglobe). theglobe believes that its ability to continue as a going concern for any significant length of time in the future will be heavily dependent, among other things, on its ability to prevail and avoid making any payments with respect to such disputed vendor charges and/or to negotiate favorable settlements (including discounted payment and/or payment term concessions) with the aforementioned creditors.

As more fully discussed in Note 3, “Sale of Tralliance and Share Issuance,” on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229,000,000 shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6,400,000). However, the Company continues to be obligated to repay its principal borrowings totaling $500,000, plus accrued interest at the rate of 10% per annum (approximately $86,000 as of March 31, 2010), due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement. All unpaid borrowings under the Revolving Loan Agreement, as amended on May 7, 2009, including accrued interest, are due and payable by the Company in one lump sum on the earlier of (i) five business days following any demand for payment, which demand can be made at any time, or (ii) the occurrence of an event of default as defined in the Revolving Loan Agreement. The Company currently has no ability to repay this loan should a demand for payment be made by the noteholder.  All borrowings under the Revolving Loan Agreement are secured by a pledge of all of the assets of the Company and its subsidiaries. After giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan now beneficially owns approximately 76% of the Company’s issued and outstanding Common Stock at March 31, 2010.

As additional consideration under the Purchase Transaction, Tralliance Registry Management is obligated to pay an earn-out to theglobe equal to 10% (subject to certain minimums) of Tralliance Registry Management’s net revenue (as defined) derived from “.travel” names registered by Tralliance Registry Management from September 29, 2008 through May 5, 2015 (the “Earn-out”). The minimum Earn-out payable by Tralliance Registry Management to theglobe was $300,000 in the first year, and will increase by $25,000 in each subsequent year (pro-rated for the final year of the Earn-out).

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

MANAGEMENT’S PLANS

As a shell company, management believes that theglobe will most likely continue to incur net and cash flow losses for the foreseeable future. However, assuming that no significant unplanned costs are incurred, management believes that theglobe’s future losses will be limited. Further, in the event that Registry Management is successful in substantially increasing net revenue derived from “.travel” name registrations (and as the result maximizing theglobe’s Earn-out revenue) in the future, theglobe’s prospects for achieving profitability will be enhanced.  To date, the Company has received only the minimum payments pursuant to the Earn-out.

It is the Company’s preference to avoid filing for protection under the U.S. Bankruptcy Code. However, based upon the Company’s current financial condition as discussed above, management believes that additional debt or equity capital will need to be raised in order for theglobe to continue to operate as a going concern on a long-term basis. Such capital will be needed both to (i) fund its expected limited future net losses and (ii) repay the $586,000 of secured debt and related accrued interest due under the Revolving Loan Agreement and the $175,000 of management service fees due under the Master Services Agreement, and a portion of the $2,350,000 unsecured indebtedness (assuming theglobe is successful in favorably resolving and settling certain disputed and non-disputed vendor charges related to such unsecured indebtedness).  Any such capital would likely come from Mr. Egan, or affiliates of Mr. Egan, as the Company currently has no access to credit facilities and had traditionally relied upon borrowings from related parties to meet short-term liquidity needs.  Any such capital raised would likely result in very substantial dilution in the number of outstanding shares of the Company’s Common Stock.

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

(3)  SALE OF TRALLIANCE AND SHARE ISSUANCE

On September 29, 2008, theglobe closed upon a Purchase Agreement (the “Purchase Agreement”), by and between theglobe.com, its subsidiary, Tralliance, Registry Management and Tralliance Registry Management, a wholly-owned subsidiary of Registry Management.  In connection with the closing, Registry Management assigned certain of its rights and obligations with respect to the purchased assets of Tralliance to Tralliance Registry Management.  Pursuant to the provisions of the Purchase Agreement, theglobe (i) issued two hundred twenty nine million (229,000,000) shares of its Common Stock (the “Shares”) (the “Share Issuance”) and (ii) sold the business and substantially all of the assets of its subsidiary, Tralliance to Tralliance Registry Management (the “Asset Sale” and, together with the Share Issuance, the “Sale” or “Purchase Transaction”) for (i) consideration totaling approximately $6,409,800 and consisting of surrender to theglobe and satisfaction of secured demand convertible promissory notes issued by theglobe and held by the Registry Management in the aggregate principal amount of $4,250,000, together with all accrued and unpaid interest of approximately $1,290,300 through the date of the closing of the Purchase Transaction and satisfaction of approximately $869,500 in outstanding rent and miscellaneous fees due and unpaid to Registry Management through the date of closing of the Purchase Transaction, and (ii) an earn-out equal to 10% of Tralliance Registry Management’s “net revenue” (as defined) derived from “.travel” names registered by Tralliance Registry Management from September 29, 2008 through May 5, 2015 (the “Earn-out”).  Registry Management and Tralliance Registry Management are directly or indirectly controlled by Michael S. Egan, our Chairman and Chief Executive Officer and principal stockholder and each of our two remaining Board members own a minority interest in Registry Management.  After giving effect to the closing of the Purchase Transaction, and the issuance of the Shares thereunder, Mr. Egan now beneficially owns approximately 76% of the Company’s issued and outstanding Common Stock.

Commensurate with the closing of the Purchase Agreement on September 29, 2008, the Company also entered into several ancillary agreements.  These agreements included an Earn-out Agreement pursuant to which the aforementioned “net revenue” Earn-out would be paid (the “Earn-out Agreement”), and Termination Agreements with each of our executive officers (each a “Termination Agreement”).  The minimum Earn-out amount payable under the Earn-out Agreement was $300,000 in the first year of the Earn-out Agreement and will increase by $25,000 in each subsequent year (pro-rated for the final year of the Earn-out) with incremental Earn-out payments to be determined and paid to the Company on an annual basis to the extent that 10% of Tralliance Registry Management’s “net revenue” (as defined) exceeds the minimum Earn-out amount payable for such year.  For the first annual Earn-out period that was completed on September 29, 2009, no incremental Earn-out payments were due or paid to the Company.  Pursuant to the Termination Agreements, the Company’s employment agreements with each of Michael S. Egan, Edward A. Cespedes and Robin Segaul Lebowitz, the Company’s Chief Executive Officer, President and Vice President of Finance, all dated August 1, 2003, respectively, were terminated.  Notwithstanding the termination of these employment agreements, each of Messrs. Egan, Cespedes and Ms. Lebowitz remains as an officer and director of the Company.

 Due to various factors related to the collectability of Earn-out payments from Tralliance Registry Management, including the current weak financial condition of Tralliance Registry Management, the uncertainty of its ability to become profitable in the future, and the fact that such Earn-out payments are payable to theglobe over an extended period of time (approximately 6 ½ years), no portion of the Earn-out was included in the purchase price for the Purchase Transaction as of the closing of the transaction.  Instead, the Company intends to recognize income related to the Earn-out on a prospective basis as and to the extent that future Earn-out payments are collected.  During the three months ended March 31, 2010 and 2009, income related to the Earn-out of $81,250 and $75,000, respectively, was recorded as related party other income in the Unaudited Condensed Consolidated Statement of Operations for such periods.

In connection with the closing of the Purchase Agreement, the Company also entered into a Master Services Agreement (“Services Agreement”) with Dancing Bear Investments, Inc. (“Dancing Bear”), which is controlled by Mr. Egan.  Under the terms of the Services Agreement, for a fee of $20,000 per month ($240,000 per annum), Dancing Bear will provide personnel and services to the Company so as to enable it to continue its existence as a public company without the necessity of any full-time employees of its own.  The Services Agreement has an initial term of one year and is subject to renewal or early termination under certain events.  Services under the Services Agreement include, without limitation, accounting, assistance with financial reporting, accounts payable, treasury/financial planning, record retention and secretarial and investor relations functions. A total of $60,000 related to the Services Agreement has been expensed during both the first quarter of 2010 and 2009.  At March 31, 2010, a total of $175,000 remains unpaid and is accrued on the Company’s condensed consolidated balance sheet.

After giving effect to the closing of the Purchase Transaction, theglobe has no material operations or assets and no source of revenue other than the Earn-out.

(4) DISCONTINUED OPERATIONS

 In March 2007, management and the Board of Directors of the Company made the decision to cease all activities related to its Computer Games businesses, including discontinuing the operations of its magazine publications, games distribution business and related websites. The Company’s decision to shutdown its computer games businesses was based primarily on the historical losses sustained by these businesses during the recent past and management’s expectations of continued future losses. As of March 31, 2010, all significant elements of its computer games business shutdown plan have been completed by the Company.

In addition, in March 2007, management and the Board of Directors of the Company decided to discontinue the operating, research and development activities of its VoIP telephony services business and terminate all of the remaining employees of the business.   The Company’s decision to discontinue the operations of its VoIP telephony services business was based primarily on the historical losses sustained by the business during the past several years, management’s expectations of continued losses for the foreseeable future and estimates of the amount of capital required to attempt to successfully monetize its business. As of March 31, 2010, all significant elements of its VoIP telephony services business shutdown plan have been completed by the Company, except for the resolution of certain vendor disputes and the payment of remaining outstanding vendor payables.

In October 2005, the Company completed the sale of the business and substantially all of the assets of SendTec, Inc., its former Marketing Services subsidiary.  During the fourth quarter of 2009, the Company settled and paid to a state taxing authority approximately $88,000 in income taxes and interest due in connection with prior year audits of this subsidiary.  The Company is not currently aware of any other pending or unsettled Marketing Services business liabilities at this time.

Results of operations for the Computer Games, VoIP telephony services and Marketing Services businesses have been reported separately as “Discontinued Operations” in the accompanying condensed consolidated statements of operations for all periods presented. There are no discontinued operations assets included in the accompanying condensed consolidated balance sheets. The liabilities of the Computer Games, VoIP telephony services and Marketing Services businesses have been included in the caption, “Liabilities of Discontinued Operations” in the accompanying condensed consolidated balance sheets for all applicable periods presented.

The following is a summary of the liabilities of the discontinued operations of the Computer Games, VoIP telephony services and Marketing Services businesses as included in the accompanying condensed consolidated balance sheets. A significant portion of the liabilities of discontinued operations at March 31, 2010 and 2009 relate to charges that have been disputed by the Company and for which estimates have been required.

	March 31,	December 31,
	2010	2009
Liabilities of discontinued operations:
VoIP Telephony Services	$1,714,556	$1,729,556
Total liabilities of discontinued operations	$1,714,556	$1,729,556

Summarized results of operations financial information for the discontinued operations of our Computer Games, VoIP telephony services and Marketing Services businesses was as follows:

	Three Month Ended March 31,
	2010	2009

Loss from discontinued operations, net of tax:
Computer Games	$(1,268)	$(2,698)
VoIP Telephony Services	$(334)	$(299)
Total Loss from discontinued operations, net of tax	$(1,602)	$(2,997)

 (5) STOCK OPTION PLANS

We have several stock option plans under which nonqualified stock options may be granted to officers, directors, other employees, consultants and advisors of the Company. In general, options granted under the Company’s stock option plans expire after a ten-year period and generally vest no later than three years from the date of grant. Incentive options granted to stockholders who own greater than 10% of the total combined voting power of all classes of stock of the Company must be issued at 110% of the fair market value of the stock on the date the options are granted. As of March 31, 2010, there were approximately 9,413,000 shares available for grant under the Company’s stock option plans.

There were no stock option grants or exercises during each of the three months ended March 31, 2010 and 2009.

 Stock option activity during the three months ended March 31, 2010 was as follows:

	Total Options	Weighted Average Exercise Price
Outstanding at December 31, 2009	13,596,580	$0.18
Granted	—
Exercised	—
Expired	(25,000)	6.69
Outstanding at March 31, 2010	13,571,580	$0.17
Options exercisable at March 31, 2010	13,571,580	$0.17

Each of the weighted-average remaining contractual terms of stock options outstanding and stock options exercisable at March 31, 2010 were 4.0 years. The aggregate intrinsic value of both options outstanding and stock options exercisable at March 31, 2010 was $0.

Stock compensation cost is recognized on a straight-line basis over the vesting period. Stock compensation expense totaling $2,855 was charged to continuing operations during the three months ended March 31, 2009, including $426 of expense resulting from the vesting of non-employee stock options.

At March 31, 2010, there was no unrecognized compensation expense related to unvested stock options.

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

(7)   RELATED PARTY TRANSACTIONS

On June 6, 2008, the Company entered into a Revolving Loan Agreement with Dancing Bear Investments, Inc. (“Dancing Bear”), pursuant to which Dancing Bear may loan up to $500,000 to the Company on a revolving basis (the “Credit Line”).   Dancing Bear is an entity controlled by Michael S. Egan, the Company’s Chairman and Chief Executive Officer.  During 2008 the Company made borrowings totaling the full amount of the $500,000 Credit Line.  At March 31, 2010, outstanding principal and accrued interest under the Credit Line totaled $500,000 and $85,562, respectively.  During both the three months ended March 31, 2010 and 2009, interest expense related to the Credit Line of $12,329 was recorded.  All borrowings under the Credit Line, including accrued interest on borrowed funds at the rate of 10% per annum, were initially due and payable in one lump sum on the first anniversary of the Credit Line, or June 6, 2009, or sooner upon the occurrence of an event of default under the loan documentation.  On May 7, 2009, such repayment terms were amended so as to require the Company to repay any or all amounts due under the Credit Line in one lump sum on the earlier of (i) five business days following any demand for payment that is made on or after June 6, 2009, or (ii) the occurrence of an event of default as defined in the Revolving Credit Agreement.

During the three months ended March 31, 2010 and 2009, the Company received minimum Earn-out installment payments totaling $41,250 and $150,000, respectively, from Tralliance Registry Management Company LLC (“Tralliance Registry Management”) under an Earn-out Agreement entered into on September 29, 2008 by and between Tralliance Registry Management and the Company.  Tralliance Registry Management is an entity controlled by Michael S. Egan, and each of our two remaining executive officers and Board members, Edward A. Cespedes, our President, and Robin S. Lebowitz, our Vice President of Finance, who own a minority interest in The Registry Management Company, LLC, the parent company of Tralliance Registry Management.

During the three months ended March 31, 2010 and 2009, the Company paid management services fees totaling $5,000 and $95,667, respectively, to Dancing Bear under a Master Services Agreement entered into on September 29, 2008 by and between Dancing Bear and the Company.   At March 31, 2010, a total of $175,000 in management service fees remains unpaid and is accrued on the Company’s condensed consolidated balance sheet.

(8)   SUBSEQUENT EVENTS

We have performed an evaluation of subsequent events that have occurred after the balance sheet date, but before the financial statements were available to be issued, which the Company considers to be the date the financial statements were issued.  There were none.

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

These statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are not required to and do not intend to update any of the forward-looking statements after the date of this Form 10-Q or to conform these statements to actual results. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-Q might not occur. Actual results, levels of activity, performance, achievements and events may vary significantly from those implied by the forward-looking statements. A description of risks that could cause our results to vary appears under "Risk Factors" and elsewhere in this Form 10-Q. The following discussion should be read together in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes thereto and the audited consolidated financial statements and notes to those statements contained in the Annual Report on Form 10-K for the year ended December 31, 2009.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO
THE THREE MONTHS ENDED MARCH 31, 2009

CONTINUING OPERATIONS

NET REVENUE. Commensurate with the sale of our Tralliance business on September 29, 2008, we became a shell company. As a result, net revenue for both the three months ended March 31, 2010 and 2009 was $0.

GENERAL AND ADMINISTRATIVE. General and administrative expenses include only customary public company expenses, including accounting, legal, audit, insurance and other related public company costs. General and administrative expenses totaled approximately $29 thousand in the first quarter of 2010 as compared to approximately $23 thousand for the same quarter of the prior year.

RELATED PARTY TRANSACTIONS.  Related party transaction expense totaled $60 thousand for both the three months ended March 31, 2010 and 2009 and consisted of management services fees payable to Dancing Bear for accounting, finance, administrative and managerial support.

RELATED PARTY INTEREST EXPENSE. Related party interest expense for both the three months ended March 31, 2010 and 2009 was $12 thousand and consisted of interest due and payable to Dancing Bear under the Revolving Loan Agreement.

RELATED PARTY OTHER INCOME.  Related party other income consists of the minimum Earn-out payable quarterly by Tralliance Registry Management to the Company as further discussed in Note 3, “Sale of Tralliance and Share Issuance” in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.  Related party other income for the three months ended March 31, 2010 was approximately $81 thousand compared to $75 thousand for the three months ended March 31, 2009.

INCOME TAXES. No tax benefit was recorded for the losses incurred during the first quarter of 2010 or the first quarter of 2009 as we recorded a 100% valuation allowance against our otherwise recognizable deferred tax assets due to the uncertainty surrounding the timing or ultimate realization of the benefits of our net operating loss carryforwards in future periods.

DISCONTINUED OPERATIONS

The loss from discontinued operations, net of income taxes totaled $1,602 in the first quarter of 2010 as compared to a loss of $2,997 during the first quarter of 2009 and is summarized as follows:

	Computer Games	VoIP Telephony Services	Total
Three months ended March 31, 2010:
Operating expenses	(1,268)	(334)	(1,602)
	$(1,268)	$(334)	$(1,602)

	Computer Games	VoIP Telephony Services	Total
Three months ended March 31, 2009:
Operating expenses	(2,698)	(299)	(2,997)
	$(2,698)	$(299)	$(2,997)

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW ITEMS

As of March 31, 2010, we had approximately $596 in cash and cash equivalents as compared to approximately $1,259 as of December 31, 2009. Net cash flows provided from operating activities of continuing operations totaled approximately $16 thousand for the three months ended March 31, 2010 compared to net cash flows used in operating activities of continuing operations of approximately $17 thousand for the three months ended March 31, 2009.

A total of approximately $17 thousand in net cash flows were used in the operating activities of discontinued operations during the first quarter of 2010 as compared to a use of approximately $28 thousand of cash in operating activities of discontinued operations during the same period of the prior year.

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

During its recent past, the Company was able to continue operating as a going concern due principally to funding of $500 thousand received during 2008 under a Revolving Loan Agreement with an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer and a total of approximately $463 thousand received during 2009 and the first quarter of 2010 under an Earn-out Agreement with an entity also controlled by Mr. Egan.

 At March 31, 2010, the Company had a net working capital deficit of approximately $3.1 million.  Such working capital deficit included (i) a total of approximately $586 thousand in principal and accrued interest owed under the aforementioned Revolving Loan Agreement; (ii) a total of $175 thousand in management service fees owed under a Master Services Agreement to an entity controlled by Mr. Egan; and (iii) an aggregate of approximately $2.35 million in unsecured accounts payable and accrued expenses owed to vendors and other non-related third parties (of which approximately $1.7 million relates to liabilities of our VoIP telephony service discontinued business, with a significant portion of such liabilities related to charges which have been disputed by theglobe). theglobe believes that its ability to continue as a going concern for any significant length of time in the future will be heavily dependent, among other things, on its ability to prevail and avoid making any payments with respect to such disputed vendor charges and/or to negotiate favorable settlements (including discounted payment and/or payment term concessions) with the aforementioned creditors.

As more fully discussed in Note 3, “Sale of Tralliance and Share Issuance,” on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229 million shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6.4 million). However, the Company continues to be obligated to repay its principal borrowings totaling $500 thousand, plus accrued interest at the rate of 10% per annum (approximately $86 thousand as of March 31, 2010), due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement. All unpaid borrowings under the Revolving Loan Agreement, as amended on May 7, 2009, including accrued interest, are due and payable by the Company in one lump sum on the earlier of (i) five business days following any demand for payment, which demand can be made at any time, or (ii) the occurrence of an event of default as defined in the Revolving Loan Agreement. The Company currently has no ability to repay this loan should a demand for payment be made by the noteholder.  All borrowings under the Revolving Loan Agreement are secured by a pledge of all of the assets of the Company and its subsidiaries. After giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan now beneficially owns approximately 76% of the Company’s issued and outstanding Common Stock at March 31, 2010.

As additional consideration under the Purchase Transaction, Tralliance Registry Management is obligated to pay an earn-out to theglobe equal to 10% (subject to certain minimums) of Tralliance Registry Management’s net revenue (as defined) derived from “.travel” names registered by Tralliance Registry Management from September 29, 2008 through May 5, 2015 (the “Earn-out”). The minimum Earn-out payable by Tralliance Registry Management to theglobe was $300 thousand in the first year, and will increase by $25 thousand in each subsequent year (pro-rated for the final year of the Earn-out).

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

As a shell company, management believes that theglobe will most likely continue to incur net and cash flow losses for the foreseeable future. However, assuming that no significant unplanned costs are incurred, management believes that theglobe’s future losses will be limited. Further, in the event that Registry Management is successful in substantially increasing net revenue derived from “.travel” name registrations (and as the result maximizing theglobe’s Earn-out revenue) in the future, theglobe’s prospects for achieving profitability will be enhanced. To date, the Company has received only the minimum payments pursuant to the Earn-out.

It is the Company’s preference to avoid filing for protection under the U.S. Bankruptcy Code. However, based upon the Company’s current financial condition as discussed above, management believes that additional debt or equity capital will need to be raised in order for theglobe to continue to operate as a going concern on a long-term basis. Such capital will be needed both to (i) fund its expected limited future net losses and (ii) repay the $586 thousand of secured debt and related accrued interest due under the Revolving Loan Agreement and the $175 thousand of management service fees due under the Master Services Agreement, and a portion of the $2.35 million unsecured indebtedness (assuming theglobe is successful in favorably resolving and settling certain disputed and non-disputed vendor charges related to such unsecured indebtedness).  Any such capital would likely come from Mr. Egan, or affiliates of Mr. Egan, as the Company currently has no access to credit facilities and had traditionally relied upon borrowings from related parties to meet short-term liquidity needs.  Any such capital raised would likely result in very substantial dilution in the number of outstanding shares of the Company’s Common Stock.

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

EFFECTS OF INFLATION

Management believes that inflation has not had a significant effect on our results of operations during 2010 and 2009.

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. At March 31, 2010 and December 31, 2009, a significant portion of our net liabilities of discontinued operations relate to charges that have been disputed by the Company and for which estimates have been required. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

Certain of our accounting policies require higher degrees of judgment than others in their application. Primarily, these include valuation of accounts receivables, accounts payable and accrued expenses.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

The FASB has issued Accounting Standard Update (ASU) No. 2010-02, Consolidation (Topic 810) – Accounting and Reporting for Decreases in Ownership of a Subsidiary – A Scope Clarification. This ASU clarifies that the scope of the decrease in ownership provisions of Subtopic 810-10 and related guidance and also clarifies that the decrease in ownership guidance in Subtopic 810-10 does not apply to: (a) sales of in substance real estate; and (b) conveyances of oil and gas mineral rights, even if these transfers involve businesses. The amendments in this ASU also expand the disclosure requirements about deconsolidation of a subsidiary or derecognition of a group of assets. ASU 2010-02 is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The adoption of this accounting standard will have an effect on the presentation and disclosure of the noncontrolling interests of any non wholly-owned businesses acquired in the future.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, and have determined there to be no reportable changes.

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

During its recent past, the Company was able to continue operating as a going concern due principally to funding of $500 thousand received during 2008 under a Revolving Loan Agreement with an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer and a total of approximately $463 thousand received during 2009 and the first quarter of 2010 under an Earn-out Agreement with an entity also controlled by Mr. Egan.

 At March 31, 2010, the Company had a net working capital deficit of approximately $3.1 million.  Such working capital deficit included (i) a total of approximately $586 thousand in principal and accrued interest owed under the aforementioned Revolving Loan Agreement; (ii) a total of $175 thousand in management service fees owed under a Master Services Agreement to an entity controlled by Mr. Egan; and (iii) an aggregate of approximately $2.35 million in unsecured accounts payable and accrued expenses owed to vendors and other non-related third parties (of which approximately $1.7 million relates to liabilities of our VoIP telephony service discontinued business, with a significant portion of such liabilities related to charges which have been disputed by theglobe). theglobe believes that its ability to continue as a going concern for any significant length of time in the future will be heavily dependent, among other things, on its ability to prevail and avoid making any payments with respect to such disputed vendor charges and/or to negotiate favorable settlements (including discounted payment and/or payment term concessions) with the aforementioned creditors.

As more fully discussed in Note 3, “Sale of Tralliance and Share Issuance,” on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229 million shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6.4 million). However, the Company continues to be obligated to repay its principal borrowings totaling $500 thousand, plus accrued interest at the rate of 10% per annum (approximately $86 thousand as of March 31, 2010), due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement. All unpaid borrowings under the Revolving Loan Agreement, as amended on May 7, 2009, including accrued interest, are due and payable by the Company in one lump sum on the earlier of (i) five business days following any demand for payment, which demand can be made at any time, or (ii) the occurrence of an event of default as defined in the Revolving Loan Agreement. The Company currently has no ability to repay this loan should a demand for payment be made by the noteholder.  All borrowings under the Revolving Loan Agreement are secured by a pledge of all of the assets of the Company and its subsidiaries. After giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan now beneficially owns approximately 76% of the Company’s issued and outstanding Common Stock at March 31, 2010.

As additional consideration under the Purchase Transaction, Tralliance Registry Management is obligated to pay an earn-out to theglobe equal to 10% (subject to certain minimums) of Tralliance Registry Management’s net revenue (as defined) derived from “.travel” names registered by Tralliance Registry Management from September 29, 2008 through May 5, 2015 (the “Earn-out”). The minimum Earn-out payable by Tralliance Registry Management to theglobe was $300 thousand in the first year, and will increase by $25 thousand in each subsequent year (pro-rated for the final year of the Earn-out).

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

As a shell company, management believes that theglobe will most likely continue to incur net and cash flow losses for the foreseeable future. However, assuming that no significant unplanned costs are incurred, management believes that theglobe’s future losses will be limited. Further, in the event that Registry Management is successful in substantially increasing net revenue derived from “.travel” name registrations (and as the result maximizing theglobe’s Earn-out revenue) in the future, theglobe’s prospects for achieving profitability will be enhanced. To date, the Company has received only the minimum payments pursuant to the Earn-out.

It is the Company’s preference to avoid filing for protection under the U.S. Bankruptcy Code. However, based upon the Company’s current financial condition as discussed above, management believes that additional debt or equity capital will need to be raised in order for theglobe to continue to operate as a going concern on a long-term basis. Such capital will be needed both to (i) fund its expected limited future net losses and (ii) repay the $586 thousand of secured debt and related accrued interest due under the Revolving Loan Agreement and the $175 thousand of management service fees due under the Master Services Agreement, and a portion of the $2.35 million unsecured indebtedness (assuming theglobe is successful in favorably resolving and settling certain disputed and non-disputed vendor charges related to such unsecured indebtedness).  Any such capital would likely come from Mr. Egan, or affiliates of Mr. Egan, as the Company currently has no access to credit facilities and had traditionally relied upon borrowings from related parties to meet short-term liquidity needs.  Any such capital raised would likely result in very substantial dilution in the number of outstanding shares of the Company’s Common Stock.

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

WE MAY NOT BE SUCCESSFUL IN SETTLING DISPUTED VENDOR CHARGES.

Our balance sheet at March 31, 2010 includes certain material estimated liabilities related to disputed vendor charges incurred primarily as the result of the failure and subsequent shutdown of our discontinued VoIP telephony services business. Although we are seeking to resolve and settle these disputed charges for amounts substantially less than recorded amounts, there can be no assurances that we will be successful in this regard. Additionally, the legal and administrative costs of resolving these disputed charges may be expensive. An adverse outcome in any of these matters could materially and adversely affect our financial position, utilize a significant portion of our cash resources and/or require additional capital to be infused into the Company, and adversely affect our ability to continue to operate as a going concern. See Note 4, “Discontinued Operations” in the Notes to Consolidated Financial Statements for future details.

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

ITEM 4. (REMOVED AND RESERVED)

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

theglobe.com, inc.

Dated : May 12, 2010	By:	/s/ Michael S. Egan
Michael S. Egan
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Edward A. Cespedes
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