Form 10-K
period 2010-12-31
THEGLOBE COM INC
filed 2011-03-25
CIK 1066684

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ___________

COMMISSION FILE NO. 0-25053

THEGLOBE.COM, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

STATE OF DELAWARE	14-1782422
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NO.)

1500 CORDOVA ROAD, SUITE 302, FORT LAUDERDALE, FL. 33316
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
☒ Yes ☐ No

Aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of the close of business as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2010: $245,145.*

*Includes voting stock held by third parties, which may be deemed to be beneficially owned by affiliates, but for which such affiliates have disclaimed beneficial ownership.

The number of shares outstanding of the Registrant's Common Stock, $.001 par value (the "Common Stock") as of March 15, 2011 was 441,484,838.

theglobe.com, inc.

FORM 10-K

i

FORWARD LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology, such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "intend," "potential" or "continue" or the negative of such terms or other comparable terminology, although not all forward-looking statements contain such terms. In addition, these forward-looking statements include, but are not limited to, statements regarding:

•	the outcome of pending litigation;

•	our ability to negotiate favorable settlements with unsecured creditors;

•	our ability to successfully resolve disputed liabilities;

•	our estimates or expectations of continued losses;

•	our expectations regarding future income (and in particular, income from an earn-out due from an affiliate) and expenses;

•	our ability to raise additional and sufficient capital;

•	our ability to continue as a going concern; and

•	the continued forbearance of certain related parties from making demand for payment under certain contractual obligations of and loans to the Company.

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

As part of the consideration for the sale of its Tralliance business, theglobe received earn-out rights from Tralliance Registry Management (as described below, the “Earn-Out”), which rights constitute the only source of future revenue for theglobe as a shell company. It is expected that theglobe’s future operating expenses as a shell company will consist of customary public company expenses, including accounting, financial reporting, legal, audit and other related public company costs.

As of December 31, 2010, as reflected in our accompanying Consolidated Balance Sheet, our current liabilities significantly exceed our total assets. Additionally, we received a report from our independent registered public accountants, relating to our December 31, 2010 audited financial statements, containing an explanatory paragraph regarding our ability to continue as a going concern. It is the Company’s preference to avoid filing for protection under the U.S. Bankruptcy Code. However, unless the Company is successful in restructuring or settling its current liabilities and/or raising additional debt or equity securities, it may not be able to continue to operate as a going concern for any significant length of time in the future. Notwithstanding the above, theglobe currently intends to continue as a public company and make all the requisite filings under the Securities and Exchange Act of 1934.

SALE OF TRALLIANCE AND SHARE ISSUANCE

On September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management and (ii) issued 229 million of its Common Stock (the “Shares”) to The Registry Management Company, LLC (“Registry Management”), (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities directly or indirectly controlled by Michael S. Egan, our Chairman and Chief Executive Officer and principal stockholder, and each of our two remaining executive officers and Board members, Edward A. Cespedes, our President, and Robin Segaul Lebowitz, our Vice President of Finance, own a minority interest in Registry Management. After giving effect to the closing of the Purchase Transaction, and the issuance of the Shares thereunder, Mr. Egan beneficially owns approximately 76% of the Company’s Common Stock at December 31, 2010.

In connection with the Purchase Transaction, the Company received (i) consideration totaling approximately $6.4 million which consisted of the surrender to theglobe and satisfaction of secured demand convertible promissory notes issued by theglobe and held by Registry Management in the aggregate principal amount of $4.25 million, together with all accrued and unpaid interest of approximately $1.3 million through the date of closing of the Purchase Transaction and satisfaction of approximately $870 thousand in outstanding rent and miscellaneous fees due and unpaid to the Registry Management through the date of closing of the Purchase Transaction, and (ii) an earn-out equal to 10% (subject to certain minimums) of Tralliance Registry Management’s “net revenue” (as defined) derived from “.travel” names registered by Tralliance Registry Management from September 29, 2008 through May 15, 2015 (the “Earn-out”). The minimum Earn-out payable by Tralliance Registry Management to theglobe was $300 thousand in the first year of the Earn-out Agreement, increasing by $25 thousand in each subsequent year (pro-rated for the final year of the Earn-out).

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

In connection with the closing of the Purchase Transaction, the Company entered into a Master Services Agreement (“Services Agreement”) with Dancing Bear Investments, Inc. (“Dancing Bear”), an entity which is controlled by Mr. Egan. Under the terms of the Services Agreement, for a fee of $20 thousand per month ($240 thousand per annum), Dancing Bear provides personnel and services to the Company so as to enable it to continue its existence as a public company without the necessity of any full-time employees of its own. The Services Agreement had an initial term of one year and was renewed for additional one year terms during 2009 and 2010. Services under the Services Agreement include, without limitation, accounting, assistance with financial reporting, accounts payable, treasury/financial planning, record retention and secretarial and investor relations functions.

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

In March 2007, management and the Board of Directors of the Company made the decision to cease all activities related to its Computer Games businesses, including discontinuing the operations of its magazine publications, game distribution business and related websites. The Company’s decision to shutdown its Computer Games businesses was based primarily on the historical losses sustained by these businesses during 2004 through 2006 and management’s expectations of continued future losses. As of December 31, 2010, all elements of its computer games business shutdown plan have been completed by the Company.

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

In March 2007, management and the Board of Directors decided to discontinue the operating, research and development activities of its VoIP telephony services business and terminate all of the remaining employees of the business. The Company’s decision to discontinue the operations of its VoIP telephony services business was based primarily on the historical losses sustained by the business during 2003 through 2006, management’s expectations of continued losses for the foreseeable future and estimates of the amount of capital required to attempt to successfully monetize its business. As of December 31, 2010, all significant elements of its VoIP telephony services business shutdown plan have been completed by the Company, except for the resolution of certain vendor disputes and the payment of remaining outstanding vendor payables, aggregating approximately $1.7 million at December 31, 2010.

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

EMPLOYEES

As of March 1, 2011, we had no employees other than our executive officers. Each of our executive officers are officers or directors of other companies, certain of which have ongoing business relationships with the Company. Our executive officers currently devote very limited time to our business and receive no compensation from us.

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

Over the last several years, the Company was able to continue operating as a going concern due principally to funding of $500 thousand received during 2008 under a Revolving Loan Agreement with an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer (See Note 6, “Debt” in the accompanying Notes to Consolidated Financial Statements for further details) and proceeds of approximately $713 thousand received during 2009 and 2010 under an Earn-out Agreement with an entity also controlled by Mr. Egan (See Note 3, “Sale of Tralliance and Share Issuance” in the accompanying Notes to Consolidated Financial Statements for further details).

At December 31, 2010, the Company had a net working capital deficit of approximately $3.15 million. Such working capital deficit included (i) a total of approximately $623 thousand in principal and accrued interest owed under the aforementioned Revolving Loan Agreement; (ii) a total of approximately $238 thousand in management service fees owed under a Master Services Agreement to an entity controlled by Mr. Egan, and (iii) an aggregate of approximately $2.3 million in unsecured accounts payable and accrued expenses owed to vendors and other non-related third parties (of which approximately $1.7 million relates to liabilities of our VoIP telephony service discontinued business). Approximately $1.2 million of the aforementioned non-related party unsecured liabilities have been disputed by the Company. These disputed liabilities relate primarily to telecommunications network service fees charged by several former vendors of the Company’s discontinued VoIP telephony services business during the period from 2004 to 2007 (see Note 4, “Discontinued Operations” in the accompanying Financial Statements). These charges have been disputed by the Company primarily due to such items as incorrect quantities, rates, service dates, regulatory fees/charges, late fees and contract termination charges. theglobe believes that its ability to continue as a going concern for any significant length of time in the future will be heavily dependent, among other things, on its ability to prevail and avoid making any payments with respect to such disputed vendor charges and/or to negotiate favorable settlements (including deeply discounted payment and/or payment term concessions) with the aforementioned creditors.

As more fully discussed in Note 3, “Sale of Tralliance and Share Issuance,” on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229 million shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6.4 million). However, the Company continues to be obligated to repay its principal borrowings totaling $500 thousand, plus accrued interest at the rate of 10% per annum (approximately $123 thousand as of December 31, 2010), due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement. All unpaid borrowings under the Revolving Loan Agreement, as amended on May 7, 2009 (See Note 6, “Debt”), including accrued interest, are due and payable by the Company in one lump sum on the earlier of (i) five business days following demand for payment, which demand can be made at anytime, or (ii) the occurrence of an event of default as defined in the Revolving Loan Agreement. The Company currently has no ability to repay this loan should a demand for payment be made by the noteholder. All borrowings under the Revolving Loan Agreement are secured by a pledge of all of the assets of the Company and its subsidiaries. After giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan beneficially owns approximately 76% of the Company’s Common Stock at December 31, 2010.

As additional consideration under the Purchase Transaction, Tralliance Registry Management is obligated to pay an earn-out to theglobe equal to 10% (subject to certain minimums) of Tralliance Registry Management’s net revenue (as defined) derived from “.travel” names registered by Tralliance Registry Management from September 29, 2008 through May 5, 2015 (the “Earn-out”). The minimum Earn-out payable by Tralliance Registry Management to theglobe was $300 thousand in the first year of the Earn-Out, increasing by $25 thousand in each subsequent year (pro-rated for the final year of the Earn-out). Due to various factors related to the collectability of Earn-out payments from Tralliance Registry Management, including the current weak financial condition of Tralliance Registry Management, and the fact that such Earn-out payments are payable to theglobe over an extended period of time (originally approximately 6 ½ years), there can be no assurance that theglobe will be able to collect the minimum Earn-out payments over the remaining life of the Earn-out.

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

It is the Company’s preference to avoid filing for protection under the U.S. Bankruptcy Code. However, based upon the Company’s current financial condition as discussed above, management believes that additional debt or equity capital will need to be raised in order for theglobe to continue to operate as a going concern on a long-term basis. Such capital will be needed both to (i) fund its expected limited future net losses and (ii) repay the $623 thousand of secured debt and related accrued interest due under the Revolving Loan Agreement and the $238 thousand of management services fees due under the Master Services Agreement, and a portion of the $2.3 million unsecured indebtedness (assuming theglobe is successful in favorably resolving and settling certain disputed and non-disputed vendor charges related to such unsecured indebtedness). Any such capital would likely come from Mr. Egan, or affiliates of Mr. Egan, as the Company currently has no access to credit facilities and had traditionally relied upon borrowings from related parties to meet short-term liquidity needs. Any such capital raised would likely result in very substantial dilution in the number of outstanding shares of the Company’s Common Stock.

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

WE MAY NOT BE SUCCESSFUL IN SETTLING DISPUTED VENDOR CHARGES.

Our balance sheet at December 31, 2010 includes certain material estimated liabilities related to disputed vendor charges incurred primarily as the result of the failure and subsequent shutdown of our discontinued VoIP telephony services business. These disputed liabilities relate mainly to telecommunications network service fees charged by several former vendors during the period from 2004 to 2007. These charges have been disputed by the Company due to such items as incorrect quantities, rates, service dates, regulatory fees/charges, late fees and contract termination charges. Although we are seeking to resolve and settle these disputed charges for amounts substantially less than recorded amounts, there can be no assurances that we will be successful in this regard. Additionally, the legal and administrative costs of resolving these disputed charges may be expensive. An adverse outcome in any of these matters could materially and adversely affect our financial position, utilize a significant portion of our cash resources and/or require additional capital to be infused into the Company, and adversely affect our ability to continue to operate as a going concern. See Note 4, “Discontinued Operations” in the Notes to Consolidated Financial Statements for future details.

OUR NET OPERATING LOSS CARRYFORWARDS MAY BE SUBSTANTIALLY LIMITED.

As of December 31, 2010, we had net operating loss carryforwards which may be potentially available for U.S. tax purposes of approximately $166 million. These carryforwards expire through 2030. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Due to various significant changes in our ownership interests, as defined in the Internal Revenue Code of 1986, as amended, that occurred prior to December 31, 2008, we have substantially limited the availability of our net operating loss carryforwards.

OUR OFFICERS, INCLUDING OUR CHAIRMAN AND CHIEF EXECUTIVE OFFICER AND PRESIDENT HAVE OTHER INTERESTS; WE HAVE CONFLICTS OF INTEREST WITH OUR DIRECTORS; ALL OF OUR DIRECTORS ARE EMPLOYEES OR STOCKHOLDERS OF THE COMPANY OR AFFILIATES OF OUR LARGEST STOCKHOLDER.

Our Chairman and Chief Executive Officer, Mr. Michael Egan, is an officer or director of other companies. Mr. Egan became our Chief Executive Officer effective June 1, 2002. Mr. Egan is also the controlling investor of The Registry Management Company, LLC, Dancing Bear Investments, Inc., E&C Capital Partners LLLP, and E&C Capital Partners II, LLC, which are our largest stockholders. Mr. Egan is also the controlling investor of Certified Vacations Group, Inc., License Holdings, LLC and Labigroup Holdings, LLC, entities which have had various ongoing business relationships with the Company. Additionally, Mr. Egan is the controlling investor of Tralliance Registry Management Company, LLC, an entity which has recently acquired our Tralliance business (see Note 3, “Sale of Tralliance and Share Issuance” in the Notes to Consolidated Financial Statements for further details).

Our President, Treasurer and Chief Financial Officer and Director, Mr. Edward A. Cespedes, is also an officer, director or shareholder of other companies, including E&C Capital Partners LLLP, E&C Capital Partners II, LLC, Labigroup Holdings LLC and The Registry Management Company, LLC. Additionally, Mr. Cespedes currently serves as the President and a director of MMAX Media Holdings, Inc., a location-based marketing company.

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

As a result of the consummation of the Purchase Transaction, we have no or nominal operations and assets, and pursuant to Rule 405 and Exchange Act Rule 12b-2, we are a shell company. Applicable securities rules prohibit shell companies from using a Form S-8 to register securities pursuant to employee compensation plans. However, the rules do not prevent us from registering securities pursuant to certain other registration statements. Additionally, Form 8-K requires shell companies to provide more detailed disclosure upon completion of a transaction that causes it to cease being a shell company. To the extent we acquire a business in the future, we must file a current report on Form 8-K containing the information required in a registration statement on Form 10, within four business days following completion of the transaction together with financial information of the private operating company. In order to assist the SEC in the identification of shell companies, we are also required to check a box on Form 10-Q and Form 10-K indicating that we are a shell company. To the extent that we are required to comply with additional disclosure because we are a shell company, we may be delayed in executing any mergers or acquiring other assets that would cause us to cease being a shell company. In addition, the SEC adopted amendments to Rule 144 effective February 15, 2008, which (with limited exceptions related to restrictive securities acquired before we became a “shell company”) do not allow a holder of restricted securities of a “shell company” to resell their securities pursuant to Rule 144. Preclusion from the use of the exemption from registration afforded by Rule 144 may make it more difficult for us to sell equity securities in the future.

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

ITEM 3. LEGAL PROCEEDINGS

On and after August 3, 2001 six putative shareholder class action lawsuits were filed against the Company, certain of its current and former officers and directors (the “Individual Defendants”), and several investment banks that were the underwriters of the Company’s initial public offering and secondary offering. The lawsuits were filed in the United States District Court for the Southern District of New York. A Consolidated Amended Complaint, which is now the operative complaint, was filed in the Southern District of New York on April 19, 2002.

The lawsuit purports to be a class action filed on behalf of purchasers of the stock of the Company during the period from November 12, 1998 through December 6, 2000. The purported class action alleges violations of Sections 11 and 15 of the Securities Act of 1933 (the “1933 Act”) and Sections 10(b), Rule 10b-5 and 20(a) of the Securities Exchange Act of 1934 (the “1934 Act”). Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s initial public offering and its secondary offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the Prospectuses for the Company’s initial public offering and its secondary offering were false and misleading and in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice. This dismissal disposed of the Section 15 and 20(a) control person claims without prejudice.

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

The parties in the approximately 300 coordinated cases, including ours, reached a settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including theglobe. On October 5, 2009, the Court granted final approval of the settlement. Objectors to the settlement are pursuing two appeals to the United States Court of Appeals for the Second Circuit. Plaintiffs have moved to dismiss both appeals.

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

The Company is currently a party to certain other claims and disputes arising in the ordinary course of business, including certain disputes related to vendor charges incurred by its discontinued VoIP telephony services business. The Company believes that it has recorded adequate accruals on its balance sheet to cover such disputed charges, totaling approximately $1.2 million, and is seeking to resolve and settle such disputed charges for amount substantially less than recorded amounts. An adverse outcome in any of these matters, however, could materially and adversely effect our financial position and prospects, utilizing all or a significant portion of our limited cash resources, and adversely affect our ability to continue as a going concern (see Note 2, “Liquidity and Going Concern Considerations”).

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

	2010		2009
	High	Low	High	Low
Fourth Quarter	$0.004	$0.001	$0.005	$0.002
Third Quarter	$0.004	$0.002	$0.005	$0.002
Second Quarter	$0.005	$0.002	$0.009	$0.003
First Quarter	$0.005	$0.002	$0.010	$0.002

HOLDERS OF COMMON STOCK

We had approximately 621 holders of record of Common Stock as of February 23, 2011. This does not reflect persons or entities that hold Common Stock in nominee or "street" name through various brokerage firms.

DIVIDENDS

We have not paid any cash dividends on our Common Stock since our inception and do not intend to pay dividends in the foreseeable future. Our board of directors will determine if we pay any future dividends.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS AS OF DECEMBER 31, 2010

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation plans approved by security holders	7,002,500	$.27	4,916,720

Equity Compensation plans not approved by security holders	6,540,000	$.05	4,525,141

Total	13,542,500	$.16	9,441,861

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

In March 2007, management and the Board of Directors of the Company made the decision to cease all activities related to its computer games and VoIP telephony services businesses. In October 2005, the Company completed the sale of SendTec, Inc., its former marketing services subsidiary. Results of operations for the computer games, VoIP telephony services and marketing services businesses have been reported separately as “Discontinued Operations” in the accompanying consolidated statements of operations for all periods presented. There are no discontinued operations assets included in the accompanying consolidated balance sheets. Remaining liabilities of the VoIP telephony services business have been included in the caption, “Liabilities of Discontinued Operations” in the accompanying consolidated balance sheets.

SALE OF TRALLIANCE AND SHARE ISSUANCE

On September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management and (ii) issued 229 million shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”) (see Note 3, “Sale of Tralliance and Share Issuance” in the accompanying Notes to Consolidated Financial Statements). Tralliance Registry Management and Registry Management are entities directly or indirectly controlled by Michael S. Egan, our Chairman and Chief Executive Officer and principal stockholder, and each of our two remaining executive officers and Board members, Edward A. Cespedes, our President, and Robin Segaul Lebowitz, our Vice President of Finance, own a minority interest in Registry Management. After giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan beneficially owns approximately 76% of the Company’s Common Stock at December 31, 2010.

In connection with the Purchase Transaction, the Company received (i) consideration totaling approximately $6.4 million which consisted of the surrender to theglobe and satisfaction of secured demand convertible promissory notes issued by theglobe and held by Registry Management in the aggregate principal amount of $4.25 million, together with all accrued and unpaid interest of approximately $1.3 million through the date of closing of the Purchase Transaction and satisfaction of approximately $870 thousand in outstanding rent and miscellaneous fees due and unpaid to the Registry Management through the date of closing of the Purchase Transaction, and (ii) an earn-out equal to 10% (subject to certain minimums) of Tralliance Registry Management’s “net revenue” (as defined) derived from “.travel” names registered by Tralliance Registry Management from September 29, 2008 through May 5, 2015 (the “Earn-out”). The minimum Earn-out payable by Tralliance Registry Management to theglobe was $300 thousand in the first year of the Earn-out Agreement, and increases by $25 thousand in each subsequent year (pro-rated for the final year of the Earn-out).

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

In connection with the closing of the Purchase Transaction, the Company entered into a Master Services Agreement (“Services Agreement”) with Dancing Bear Investments, Inc. (“Dancing Bear”), an entity which is controlled by Mr. Egan. Under the terms of the Services Agreement, for a fee of $20 thousand per month ($240 thousand per annum), Dancing Bear provides personnel and services to the Company so as to enable it to continue its existence as a public company without the necessity of any full-time employees of its own. The Services Agreement had an initial term of one year, was renewed for additional one year terms during 2009 and 2010 and will continue to automatically renew in September of each year unless appropriate notice is given by either party of intent not to renew. Services under the Services Agreement include, without limitation, accounting, assistance with financial reporting, accounts payable, treasury/financial planning, record retention and secretarial and investor relations functions.

BASIS OF PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS; GOING CONCERN

We received a report from our independent registered public accountants, relating to our December 31, 2010 audited consolidated financial statements, containing an explanatory paragraph regarding our ability to continue as a going concern. As a shell company, management believes that theglobe will not be able to generate operating cash flows sufficient to fund its operations and pay its existing current liabilities (including those liabilities related to its discontinued operations) in the foreseeable future. Based upon our current limited cash resources and without the infusion of additional capital and/or the continued indulgence of its creditors, management does not believe the Company can operate as a going concern beyond a short period of time. See “Future and Critical Need for Capital” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details.

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

YEAR ENDED DECEMBER 31, 2010 COMPARED TO YEAR ENDED DECEMBER 31, 2009

CONTINUING OPERATIONS

NET REVENUE. Commensurate with the sale of our Tralliance business on September 29, 2008, we became a shell company. As a result, net revenue for the years ended December 31, 2010 and 2009 was $0.

SALES AND MARKETING. No sales and marketing expenses were incurred in the year ended December 31, 2010. As the result of the adjustment of estimated accruals, sales and marketing expenses for the year ended December 31, 2009 totaled approximately $(23) thousand.

GENERAL AND ADMINISTRATIVE. General and administrative expenses include only those customary public company expenses, including outside legal and audit fees, insurance and other related public company costs. General and administrative expenses totaled approximately $113 thousand for the year ended December 31, 2010 as compared to approximately $99 thousand for the year ended December 31, 2009.

RELATED PARTY TRANSACTIONS. Related party transaction expense totaled $240 thousand for both the years ended December 31, 2010 and 2009 and consisted of management services fees payable to Dancing Bear for accounting, finance, administrative and managerial support.

IMPAIRMENT CHARGE. Impairment charges were $40 thousand for the year ended December 31, 2009. During 2009, the Company performed an evaluation of the recoverability of its intangible assets which indictated that the carrying value exceeded the fair value of such assets. As a result, the Company recorded an impairment charge of $40 thousand.

RELATED PARTY INTEREST EXPENSE. Related party interest expense for both the years ended December 31, 2010 and 2009 was $50 thousand and consisted of interest due and payable to Dancing Bear under the Revolving Loan Agreement.

INTEREST INCOME (EXPENSE), NET. Net interest expense of approximately $1 thousand was reported for the year ended December 31, 2010 compared to net interest expense of approximately $2 thousand reported for the year ended December 31, 2009.

RELATED PARTY OTHER INCOME. Related party other income consists of the minimum Earn-Out payable quarterly by Tralliance Registry Management to the Company as further discussed in Note 3, “Sale of Tralliance and Share Issuance” in the accompanying Notes to Consolidated Financial Statements. Related party other income for the year ended December 31, 2010 was approximately $331 thousand as compared to $306 thousand for the year ended December 31, 2009.

INCOME TAXES. The provision for income taxes for the year ended December 31, 2010 was a benefit of approximately $13 thousand related to a federal income tax refund received during the period as compared to a benefit of approximately $2 thousand for the year ended December 31, 2009.

DISCONTINUED OPERATIONS

A loss from discontinued operations of approximately $2 thousand was reported for the year ended December 31, 2010 as compared to income of approximately $14 thousand reported for the year ended December 31, 2009, and is summarized as follows:

	Year Ended December 31,
	2010	2009

(Loss) Income from discontinued operations, net of tax:
Computer Games	$(1,268)	$37,459
VoIP Telephony Services	(484)	(774)
Marketing Services	$—	$(22,778)
Total (Loss) Income from discontinued operations, net of tax	$(1,752)	$13,907

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

Over the last several years, the Company was able to continue operating as a going concern due principally to funding of $500 thousand received during 2008 under a Revolving Loan Agreement with an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer (See Note 6, “Debt” in the accompanying Notes to Consolidated Financial Statements for further details) and proceeds of approximately $713 thousand received during 2009 and 2010 under an Earn-out Agreement with an entity also controlled by Mr. Egan (See Note 3, “Sale of Tralliance and Share Issuance” in the accompanying Notes to Consolidated Financial Statements for further details).

At December 31, 2010, the Company had a net working capital deficit of approximately $3.15 million. Such working capital deficit included (i) a total of approximately $623 thousand in principal and accrued interest owed under the aforementioned Revolving Loan Agreement; (ii) a total of approximately $238 thousand in management service fees owed under a Master Services Agreement to an entity controlled by Mr. Egan, and (iii) an aggregate of approximately $2.3 million in unsecured accounts payable and accrued expenses owed to vendors and other non-related third parties (of which approximately $1.7 million relates to liabilities of our VoIP telephony service discontinued business). Approximately $1.2 million of the aforementioned non-related party unsecured liabilities have been disputed by the Company. These disputed liabilities relate primarily to telecommunications network service fees charged by several former vendors of the Company’s discontinued VoIP telephony services business during the period from 2004 to 2007 (see Note 4, “Discontinued Operations” in the accompanying Financial Statements). These charges have been disputed by the Company primarily due to such items as incorrect quantities, rates, service dates, regulatory fees/charges, late fees and contract termination charges. theglobe believes that its ability to continue as a going concern for any significant length of time in the future will be heavily dependent, among other things, on its ability to prevail and avoid making any payments with respect to such disputed vendor charges and/or to negotiate favorable settlements (including deeply discounted payment and/or payment term concessions) with the aforementioned creditors.

As more fully discussed in Note 3, “Sale of Tralliance and Share Issuance,” on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229 million shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6.4 million). However, the Company continues to be obligated to repay its principal borrowings totaling $500 thousand, plus accrued interest at the rate of 10% per annum (approximately $123 thousand as of December 31, 2010), due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement. All unpaid borrowings under the Revolving Loan Agreement, as amended on May 7, 2009 (See Note 6, “Debt”), including accrued interest, are due and payable by the Company in one lump sum on the earlier of (i) five business days following demand for payment, which demand can be made at anytime, or (ii) the occurrence of an event of default as defined in the Revolving Loan Agreement. The Company currently has no ability to repay this loan should a demand for payment be made by the noteholder. All borrowings under the Revolving Loan Agreement are secured by a pledge of all of the assets of the Company and its subsidiaries. After giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan beneficially owns approximately 76% of the Company’s Common Stock at December 31, 2010.

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

As a shell company, management believes that theglobe will most likely continue to incur net and cash flow losses for the foreseeable future. However, assuming that no significant unplanned costs are incurred, management believes that theglobe’s future losses will be limited. Further, in the event that Registry Management is successful in substantially increasing net revenue derived from “.travel” name registrations (and as a result maximizing theglobe’s Earn-out revenue) in the future, theglobe’s prospects for achieving profitability will be enhanced. To date the Company has received only the minimum payments pursuant to the Earn-out. There can be no assurance that theglobe will be able to collect the minimum payments over the remaining life of the Earn-out.

It is the Company’s preference to avoid filing for protection under the U.S. Bankruptcy Code. However, based upon the Company’s current financial condition as discussed above, management believes that additional debt or equity capital will need to be raised in order for theglobe to continue to operate as a going concern on a long-term basis. Such capital will be needed both to (i) fund its expected limited future net losses and (ii) repay the $623 thousand of secured debt and related accrued interest due under the Revolving Loan Agreement and the $238 thousand of management services fees due under the Master Services Agreement, and a portion of the $2.3 million unsecured indebtedness (assuming theglobe is successful in favorably resolving and settling certain disputed and non-disputed vendor charges related to such unsecured indebtedness). Any such capital would likely come from Mr. Egan, or affiliates of Mr. Egan, as the Company currently has no access to credit facilities and had traditionally relied upon borrowings from related parties to meet short-term liquidity needs. Any such capital raised would likely result in very substantial dilution in the number of outstanding shares of the Company’s Common Stock.

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

CASH FLOW ITEMS

YEAR ENDED DECEMBER 31, 2010 COMPARED TO YEAR ENDED DECEMBER 31, 2009

As of December 31, 2010, theglobe had approximately $3 thousand in cash and cash equivalents as compared to approximately $1 thousand as of December 31, 2009. Net cash flows provided from operating activities of continuing operations totaled approximately $63 thousand for the year ended December 31, 2010 as compared to net cash flows of approximately $67 thousand provided for the year ended December 31, 2009.

Approximately $62 thousand in net cash flows were used in operating activities of discontinued operations during the year ended December 31, 2010 as compared to a net cash flow usage of approximately $156 thousand during the year ended December 31, 2009. Substantially all of the cash flow usage during 2010 related to the payment of old VoIP telephony service business legal bills. The cash flow usage during 2009 included a payment of $88 thousand to a state taxing authority in settlement of a prior year audit of the Company’s former marketing services subsidiary as well as the payment of old VoIP telephony service business legal bills.

CONTRACTUAL OBLIGATIONS

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we have elected scaled disclosure reporting and therefore are not required to provide the table required by (a)(5) of this Item.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2010, we did not have any material off-balance sheet arrangements that have or are reasonably likely to have a material effect on our current or future financial condition, revenues or expenses, results of operations, liquidity, or capital resources.

EFFECTS OF INFLATION

Management believes that inflation has not had a significant effect on our results of operations during 2010 and 2009.

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. At December 31, 2010, a significant portion of our net liabilities of discontinued operations relate to charges that have been disputed by the Company and for which estimates have been required. Additionally, certain liabilities of our continuing operations, including federal and state income taxes payable, have required the use of estimates. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

Certain of our accounting policies require higher degrees of judgment than others in their application. These include estimates of collectability of accounts receivable, the impairments of intangible assets, and valuations of accounts payable and accrued expenses. Our accounting policies and procedures related to these areas are summarized in Note 1, “Organization and Summary of Significant Accounting Policies” in the accompanying Notes to Consolidated Financial Statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA 1

CONSOLIDATED FINANCIAL STATEMENTS

THEGLOBE.COM, INC. AND SUBSIDIARIES

1 As a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, we have elected scaled disclosure reporting and therefore are not required to provide “supplementary data” otherwise required by Item 8.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
theglobe.com, inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of theglobe.com, inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of theglobe.com, inc. and Subsidiaries as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying 2010 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has historically suffered significant net losses, has an accumulated deficit of approximately $298 million and has sold its last remaining operating business. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MARCUM RACHLIN
a division of Marcum LLP

Fort Lauderdale, Florida
March 25, 2011

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
ASSETS

Current Assets:
Cash and cash equivalents	$2,689	$1,259
Prepaid expenses	6,315	6,972

Total current assets	9,004	8,231

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable due to related party	$238,320	$120,000
Accounts payable	178,084	184,479
Accrued expenses and other current liabilities	449,877	449,862
Accrued interest due to related party	123,233	73,233
Notes payable due to related party	500,000	500,000
Deferred income – related party	—	40,000
Liabilities of discontinued operations	1,669,556	1,729,556

Total current liabilities	3,159,070	3,097,130

Stockholders' Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 441,484,838 shares issued at December 31, 2010 and December 31, 2009	441,485	441,485

Additional paid in capital	294,301,845	294,301,845
Accumulated deficit	(297,893,396)	(297,832,229)

Total stockholders' deficit	(3,150,066)	(3,088,899)

Total liabilities and stockholders' deficit	$9,004	$8,231

See notes to consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009

Net Revenue	$—	$—

Operating Expenses:
Sales and marketing	—	(23,130)
General and administrative	113,319	98,938
Related party transactions	240,000	240,000
Impairment charge	—	40,000
Total Operating Expenses	353,319	355,808

Operating Loss from Continuing Operations	(353,319)	(355,808)

Other Income (Expense), net:
Related party interest expense	(50,000)	(50,000)
Interest income (expense), net	(640)	(1,656)
Related party other income	331,250	306,250
Other income	—	264
	280,610	254,858

Loss from Continuing Operations Before Income Tax Benefit	(72,709)	(100,950)

Income Tax Benefit	(13,294)	(1,536)
Loss from Continuing Operations	(59,415)	(99,414)

(Loss) Income from Discontinued Operations, net of tax	(1,752)	13,907

Net Loss	$(61,167)	$(85,507)

Net Loss Per Share:
Basic and Diluted:
Continuing Operations	$—	$—
Discontinued Operations	$—	$—
Net Loss Per Share	$—	$—

Weighted Average Common Shares Outstanding	441,484,838	441,484,838

See notes to consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2008	441,484,838	441,485	294,298,990	(297,746,722)	(3,006,247)

Year Ended December 31, 2009:
Net loss	—	—	—	(85,507)	(85,507)
Employee stock-based compensation expense	—	—	2,429	—	2,429
Stock compensation to non-employees	—	—	426	—	426
Balance, December 31, 2009	441,484,838	$441,485	$294,301,845	$(297,832,229)	$(3,088,899)

Year Ended December 31, 2010:
Net loss	—	—	—	(61,167)	(61,167)
Balance, December 31, 2010	441,484,838	441,485	294,301,845	(297,893,396)	(3,150,066)

See notes to consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2010	2009
Cash Flows from Operating Activities:
Net loss	$(61,167)	$(85,507)
Loss (income) from discontinued operations	1,752	(13,907)
Net loss from continuing operations	(59,415)	(99,414)

Adjustments to reconcile net loss from continuing operations to net cash flows provided by (used in) operating activities:
Employee stock compensation expense	—	2,429
Stock compensation to non-employees	—	426
Impairment charge	—	40,000

Changes in operating assets and liabilities:
Accounts receivable from related party	—	75,000
Prepaid and other current assets	657	12,604
Accounts payable to related party	118,320	79,333
Accounts payable	(6,395)	(15,906)
Accrued expenses and other current liabilities	15	(117,320)
Accrued interest due to related party	50,000	50,000
Deferred income – related party	(40,000)	40,000

Net cash flows provided by operating activities of continuing operations	63,182	67,152
Net cash flows used in operating activities of discontinued operations	(61,752)	(155,647)
Net cash flows provided by (used in) operating activities	1,430	(88,495)

Net change in cash & cash equivalents	1,430	(88,495)
Cash & cash equivalents at beginning of period	1,259	89,754

Cash & cash equivalents at end of period	$2,689	$1,259

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

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions relate to estimates of collectability of accounts receivable, the impairment of intangible assets, valuations of accounts payable and accrued expenses and other factors. At December 31, 2010 and 2009, a significant portion of our liabilities of discontinued operations relate to charges that have been disputed by the Company and for which estimates have been required. Actual results could differ from those estimates. In addition, the accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business (See Note 2, “Liquidity and Going Concern Considerations”).

CASH AND CASH EQUIVALENTS

Cash equivalents consist of money market funds and highly liquid short-term investments with qualified financial institutions. The Company considers all highly liquid securities with original maturities of three months or less to be cash equivalents.

PREPAID EXPENSES

Prepaid expenses at December 31, 2010 and 2009 consist primarily of prepaid insurance and government regulatory costs, which are amortized to expense based upon usage of the underlying service.

FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB Accounting Standards Codification Topic on Fair Value Measurements and Disclosure (“ASC 820”) requires that the Company disclose estimated fair values of its financial instruments. The carrying amount of certain of the Company's financial instruments, including cash, cash equivalents, accounts receivable, accounts payable and accrued expenses, are a reasonable estimate of their fair values at December 31, 2010 and 2009, respectively, due to their short maturities.

IMPAIRMENT CHARGE

The Company owns certain Internet Protocol Address rights (“IP Addresses”) which were acquired in fiscal 2005 by the Company for a total cost of $40,000. Because the benefits of owning the IP Addresses were expected to continue indefinitely, such intangible assets have been deemed by the Company to have indefinite useful lives. In accordance with FASB, ASC Topic 350, “Intangibles - Goodwill and Other,” such intangible assets were not amortized but rather were tested for impairment at least annually by comparing their carrying value to their fair value. Any excess of carrying value over fair value is recognized as an impairment loss during that reporting period. At December 31, 2009, the Company performed an evaluation of the recoverability of the intangible assets. The evaluation indicated that the carrying value exceeded the fair value of such assets. As a result, the Company recorded an impairment charge of $40,000 in the accompanying statement of operations for the year ended December 31, 2009.

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

Due to the anti-dilutive effect of potentially dilutive securities or common stock equivalents that could be issued, such securities were excluded from the diluted net income or loss calculation for all periods presented. Such potentially dilutive securities and common stock equivalents consisted of the following for the periods ended:

	December 31,
	2010	2009

Options to purchase common stock	13,542,500	13,597,000

Common shares issuable upon exercise of Warrants	2,250,000	7,725,000

Total	15,792,500	21,322,000

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

Over the last several years, the Company was able to continue operating as a going concern due principally to funding of $500,000 received during 2008 under a Revolving Loan Agreement with an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer (See Note 6, “Debt” for further details) and proceeds of approximately $713,000 received during 2009 and 2010 under an Earn-out Agreement with an entity also controlled by Mr. Egan (See Note 3, “Sale of Tralliance and Share Issuance” for further details).

At December 31, 2010, the Company had a net working capital deficit of approximately $3,150,000. Such working capital deficit included (i) a total of approximately $623,000 in principal and accrued interest owed under the aforementioned Revolving Loan Agreement; (ii) a total of approximately $238,000 in management service fees owed under a Master Services Agreement to an entity controlled by Mr. Egan, and (iii) an aggregate of approximately $2,300,000 in unsecured accounts payable and accrued expenses owed to vendors and other non-related third parties (of which approximately $1,700,000 relates to liabilities of our VoIP telephony service discontinued business). Approximately $1,200,000 of the aforementioned non-related party unsecured liabilities have been disputed by the Company. These disputed liabilities relate primarily to telecommunications network service fees charged by several former vendors of the Company’s discontinued VoIP telephony services business during the period from 2004 to 2007 (see Note 4, “Discontinued Operations”). These charges have been disputed by the Company primarily due to such items as incorrect quantities, rates, service dates, regulatory fees/charges, late fees and contract termination charges. theglobe believes that its ability to continue as a going concern for any significant length of time in the future will be heavily dependent, among other things, on its ability to prevail and avoid making any payments with respect to such disputed vendor charges and/or to negotiate favorable settlements (including deeply discounted payment and/or payment term concessions) with the aforementioned creditors.

As more fully discussed in Note 3, “Sale of Tralliance and Share Issuance,” on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229,000,000 shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6,400,000). However, the Company continues to be obligated to repay its principal borrowings totaling $500,000, plus accrued interest at the rate of 10% per annum (approximately $123,000 as of December 31, 2010), due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement. All unpaid borrowings under the Revolving Loan Agreement, as amended on May 7, 2009 (See Note 6, “Debt”), including accrued interest, are due and payable by the Company in one lump sum on the earlier of (i) five business days following demand for payment, which demand can be made at anytime, or (ii) the occurrence of an event of default as defined in the Revolving Loan Agreement. The Company currently has no ability to repay this loan should a demand for payment be made by the noteholder. All borrowings under the Revolving Loan Agreement are secured by a pledge of all of the assets of the Company and its subsidiaries. After giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan beneficially owns approximately 76% of the Company’s Common Stock at December 31, 2010.

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

It is the Company’s preference to avoid filing for protection under the U.S. Bankruptcy Code. However, based upon the Company’s current financial condition as discussed above, management believes that additional debt or equity capital will need to be raised in order for theglobe to continue to operate as a going concern on a long-term basis. Such capital will be needed both to (i) fund its expected limited future net losses and (ii) repay the $623,000 of secured debt and related accrued interest due under the Revolving Loan Agreement and the $238,000 of management services fees due under the Master Services Agreement, and a portion of the $2,300,000 unsecured indebtedness (assuming theglobe is successful in favorably resolving and settling certain disputed and non-disputed vendor charges related to such unsecured indebtedness). Any such capital would likely come from Mr. Egan, or affiliates of Mr. Egan, as the Company currently has no access to credit facilities and had traditionally relied upon borrowings from related parties to meet short-term liquidity needs. Any such capital raised would likely result in very substantial dilution in the number of outstanding shares of the Company’s Common Stock.

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

(3) SALE OF TRALLIANCE AND SHARE ISSUANCE

On September 29, 2008, theglobe closed upon a Purchase Agreement (the “Purchase Agreement”), by and between theglobe.com, its subsidiary, Tralliance, Registry Management and Tralliance Registry Management, a wholly-owned subsidiary of Registry Management. In connection with the closing, Registry Management assigned certain of its rights and obligations with respect to the purchased assets of Tralliance to Tralliance Registry Managment. Pursuant to the provisions of the Purchase Agreement, theglobe (i) issued two hundred twenty nine million (229,000,000) shares of its Common Stock (the “Shares”) (the “Share Issuance”) and (ii) sold the business and substantially all of the assets of its subsidiary, Tralliance to Tralliance Registry Management (the “Tralliance Asset Sale” and, together with the Share Issuance, the “Sale” or “Purchase Transaction”) for (i) consideration totaling approximately $6,409,800 and consisting of surrender to theglobe and satisfaction of secured demand convertible promissory notes issued by theglobe and held by the Registry Management in the aggregate principal amount of $4,250,000, together with all accrued and unpaid interest of approximately $1,290,300 through the date of the closing of the Purchase Transaction and satisfaction of approximately $869,500 in outstanding rent and miscellaneous fees due and unpaid to Registry Management through the date of closing of the Purchase Transaction, and (ii) an earn-out equal to 10% of Tralliance Registry Management’s “net revenue” (as defined) derived from “.travel” names registered by Tralliance Registry Management from September 29, 2008 through May 5, 2015 (the “Earn-out”). Registry Management and Tralliance Registry Management are directly or indirectly controlled by Michael S. Egan, our Chairman and Chief Executive Officer and principal stockholder and each of our two remaining Board members own a minority interest in Registry Management. After giving effect to the closing of the Purchase Transaction, and the issuance of the Shares thereunder, Mr. Egan beneficially owns approximately 76% of the Company’s Common Stock as of December 31, 2010.

Commensurate with the closing of the Purchase Agreement on September 29, 2008, the Company also entered into several ancillary agreements. These agreements included an Earn-out Agreement pursuant to which the aforementioned “net revenue” Earn-out would be paid (the “Earn-out Agreement”), and Termination Agreements with each of our executive officers (each a “Termination Agreement”). The minimum Earn-out amount payable under the Earn-out Agreement was $300,000 in the first year of the Earn-out Agreement and increases by $25,000 in each subsequent year (pro-rated for the final year of the Earn-out) with incremental Earn-out payments to be determined and paid to the Company on an annual basis to the extent that 10% of Tralliance Registry Management’s “net revenue” (as defined) exceeds the minimum Earn-out amount payable for such year. For the first two annual Earn-out periods that were completed on September 28, 2009 and 2010, respectively, no incremental Earn-out payments were due or paid to the Company. Pursuant to the Termination Agreements, the Company’s employment agreements with each of Michael S. Egan, Edward A. Cespedes and Robin Segaul Lebowitz, the Company’s Chief Executive Officer, President and Vice President of Finance, all dated August 1, 2003, respectively, were terminated. Notwithstanding the termination of these employment agreements, each of Messrs. Egan, Cespedes and Ms. Lebowitz remains as an officer and director of the Company.

Due to various factors related to the collectability of Earn-out payments from Tralliance Registry Management, including the current weak financial condition of Tralliance Registry Management, and the fact that such Earn-out payments are payable to theglobe over an extended period of time (originally approximately 6 ½ years), no portion of the Earn-out was included in the purchase price for the Purchase Transaction. Instead, the Company has chosen to recognize income related to the Earn-out on a prospective basis as and to the extent that future Earn-out payments are collected. Since inception of the Earn-out Agreement through December 31, 2010, a total of $712,500 in minimum Earn-out payments have been received by the Company from Tralliance Registry Management. During the years ending December 31, 2010 and 2009, income related to the Earn-out of $331,250 and $306,250, respectively, was recorded as related party other income in the Consolidated Statements of Operations for such periods.

In connection with the closing of the Purchase Agreement, the Company also entered into a Master Services Agreement (“Services Agreement”) with Dancing Bear Investments, Inc. (“Dancing Bear”), which is controlled by Mr. Egan. Under the terms of the Services Agreement, for a fee of $20,000 per month ($240,000 per annum), Dancing Bear provides personnel and services to the Company so as to enable it to continue its existence as a public company without the necessity of any full-time employees of its own. The Services Agreement had an initial term of one year and is subject to renewal or early termination under certain events. On August 9, 2010, the parties to the Services Agreement acknowledged their prior extension of the term of that Agreement until September 28, 2010, and amended the Agreement to provide that after September 28, 2010, the term would automatically renew for additional one year terms unless either party gives notice to the other of its intent not to renew at least 60 days prior to the end of the then applicable term. Inasmuch as neither party elected not to renew, the Services Agreement renewed for an additional one year term ending September 28, 2011. Services under the Services Agreement include, without limitation, accounting, assistance with financial reporting, accounts payable, treasury/financial planning, record retention and secretarial and investor relations functions. A total of $240,000 related to the Services Agreement has been charged to Related Party Transactions Expense during both the years ended December 31, 2010 and 2009, respectively, with $238,320 remaining unpaid and accrued at December 31, 2010.

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

(4) DISCONTINUED OPERATIONS

In March 2007, management and the Board of Directors of the Company made the decision to cease all activities related to its Computer Games businesses, including discontinuing the operations of its magazine publications, games distribution business and related websites. The Company’s decision to shutdown its computer games businesses was based primarily on the historical losses sustained by these businesses during the recent past and management’s expectations of continued future losses. As of December 31, 2010, all significant elements of its computer games business shutdown plan have been completed by the Company.

In addition, in March 2007, management and the Board of Directors of the Company decided to discontinue the operating, research and development activities of its VoIP telephony services business and terminate all of the remaining employees of the business. The Company’s decision to discontinue the operations of its VoIP telephony services business was based primarily on the historical losses sustained by the business during the past several years, management’s expectations of continued losses for the foreseeable future and estimates of the amount of capital required to attempt to successfully monetize its business. As of December 31, 2010, all significant elements of its VoIP telephony services business shutdown plan have been completed by the Company, except for the resolution of certain vendor disputes and the payment of remaining outstanding vendor payables.

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

Results of operations for the Computer Games, VoIP telephony services and Marketing Services businesses have been reported separately as “Discontinued Operations” in the accompanying consolidated statements of operations for all periods presented. There are no discontinued operations assets included in the accompanying consolidated balance sheets. The remaining liabilities of the VoIP telephony services business have been included in the caption, “Liabilities of Discontinued Operations” in the accompanying consolidated balance sheets for all applicable periods presented.

The following is a summary of the liabilities of the discontinued operations of the VoIP telephony services business as included in the accompanying condensed consolidated balance sheets. Approximately $1.0 million of such liabilities at December 31, 2010 and 2009 relate to charges that have been disputed by the Company and for which estimates have been required.

	December 31,	December 31,
	2010	2009
Net liabilities of discontinued operations:
Computer Games	$—	$—
VoIP Telephony Services	1,669,556	1,729,556
Marketing Services	—	—
Total net liabilities of discontinued operations	$1,669,556	$1,729,556

Summarized results of operations financial information for the discontinued operations of our Computer Games, VoIP telephony services and Marketing Services businesses was as follows:

	Year Ended December 31
	2010	2009

(Loss) Income from discontinued operations, net of tax:
Computer Games	$(1,268)	$37,459
VoIP Telephony Services	(484)	(774)
Marketing Services	$—	$(22,778)
Total (Loss) Income from discontinued operations, net of tax	$(1,752)	$13,907

(5) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2010	2009
Accrued registry transaction fees	$176,628	$183,612
Other	273,249	266,250
	$449,877	$449,862

(6) DEBT

Debt consists of notes payable due to a related party, as summarized below:

	December 31, 2010	December 31, 2009

2008 Revolving Loan Notes due to a related party; due on demand	$500,000	$500,000

On June 6, 2008, the Company and its subsidiaries, as guarantors, entered into a Revolving Loan Agreement with Dancing Bear Investments, Inc. (“Dancing Bear”), pursuant to which Dancing Bear may loan up to $500,000 to the Company on a revolving basis (the “Credit Line”).  In connection with its entry into the Credit Line, the Company borrowed $100,000 under the Credit Line.  Subsequently, during the remainder of 2008, the Company made additional borrowings totaling the final $400,000 available under the Credit Line.  As of December 31, 2010 and 2009, outstanding principal of $500,000 and accrued interest of $123,233 and $73,233, respectively, related to this Credit Line have been reflected as current liabilities in our Consolidated Balance Sheet.  Related Party Interest Expense related to the Credit Line of $50,000 was recognized in our Consolidated Statement of Operations during both the years ended December 31, 2010 and 2009, respectively.

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

No stock options were granted by the Company or exercised during the years ended December 31, 2010 and 2009.

Stock option activity during the years ended December 31, 2010 and December 31, 2009 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2009	13,596,580	$0.18

Granted	—	—
Exercised	—	—
Expired	(54,080)	4.22

Outstanding at December 31, 2010	13,542,500	$0.16	3.3 years	$—

Exercisable at December 31, 2010	13,542,500	$0.16	3.3 years	$—

Options available at December 31, 2010	9,441,861

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2008	14,963,660	$0.33

Granted	—	—
Exercised	—	—
Canceled	(1,367,080)	1.74

Outstanding at December 31, 2009	13,596,580	$0.18	4.3 years	$—

Exercisable at December 31, 2009	13,596,580	$0.18	4.3 years	$—

Options available at December 31, 2009	9,387,781

A total of $2,429 of employee stock compensation expense was charged to operating expenses during the year ended December 31, 2009. Compensation cost charged to operating expenses of continuing operations in connection with stock options granted in recognition of services rendered by non-employees was $426 for the year ended December 31, 2009.

At December 31, 2010, there was no unrecognized compensation expense related to unvested stock options.

(8) INCOME TAXES

The provision (benefit) for income taxes is summarized as follows:

	Year Ended December 31,
	2010	2009

Continuing operations	$(13,294)	$(1,536)
Discontinued operations	—)	(222)
	$(13,294)	$(1,758)

The provision (benefit) for income taxes attributable to continuing operations was as follows:

	Year Ended December 31,
	2010	2009
Current :
Federal	$(13,294)	$(1,536)
State	—	—
	$(13,294)	$(1,536)
Deferred:
Federal	$—	$—
State	—	—

Provision for income taxes	$(13,294)	$(1,536)

The following is a reconciliation of the federal income tax provision at the federal statutory rate to the Company’s tax provision attributable to continuing operations:

	Year Ended December 31,
	2010	2009

Statutory federal income tax rate	34.00%	34.00%
Change in tax rate	(14.40)	—
Nondeductible items	(.15)	(0.01)
State income taxes, net of federal benefit	3.94	3.96
Change in valuation allowance	(2.54)	(42.05)
AMT tax credit adjustment	—	1.51
Other	(2.57)	4.11

Effective tax rate	18.28%	1.52%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 are presented below.

	December 31,	December 31,
	2010	2009
Deferred tax assets (liabilities):
Net operating loss carryforwards	$62,888,000	$62,899,000
Issuance of warrants	1,447,000	1,447,000
AMT and other tax credits	352,000	352,000
Accrued expenses	836,000	814,000
Depreciation and amortization	35,000	44,000
Other	12,000	12,000
Total gross deferred tax assets	65,570,000	65,568,000
Less: valuation allowance	(65,570,000)	(65,568,000)

Total net deferred tax assets	$—	$—

Because of the Company's lack of earnings history, the net deferred tax assets have been fully offset by a 100% valuation allowance. The valuation allowance for net deferred tax assets was $65,570,000 and $65,568,000 as of December 31, 2010 and 2009, respectively. The net change in the total valuation allowance was $2,000 and $37,000 for the years ended December 31, 2010 and 2009, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets, which consist of tax benefits primarily from net operating loss carryforwards, is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Of the total valuation allowance of $65,570,000 as of December 31, 2010, subsequently recognized tax benefits, if any, in the amount of $6,400,000 will be applied directly to contributed capital.

At December 31, 2010, the Company had net operating loss carryforwards available for U.S. tax purposes of approximately $166 million. These carryforwards expire through 2029. Under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), the utilization of net operating loss carryforwards may be limited under the change in stock ownership rules of the Code. Due to various significant changes in our ownership interests, as defined in the Internal Revenue Code of 1986, as amended, the Company has substantially limited the availability of its net operating loss carryforwards. There can be no assurance that the Company will be able to avail itself of any net operating loss carryforwards.

(9) LITIGATION

On and after August 3, 2001 six putative shareholder class action lawsuits were filed against the Company, certain of its current and former officers and directors (the “Individual Defendants”), and several investment banks that were the underwriters of the Company’s initial public offering and secondary offering.  The lawsuits were filed in the United States District Court for the Southern District of New York.  A Consolidated Amended Complaint, which is now the operative complaint, was filed in the Southern District of New York on April 19, 2002.

The lawsuit purports to be a class action filed on behalf of purchasers of the stock of the Company during the period from November 12, 1998 through December 6, 2000.  The purported class action alleges violations of Sections 11 and 15 of the Securities Act of 1933 (the “1933 Act”) and Sections 10(b), Rule 10b-5 and 20(a) of the Securities Exchange Act of 1934 (the “1934 Act”).  Plaintiffs allege that the underwriter defendants agreed to allocate stock in the Company’s initial public offering and its secondary offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices.  Plaintiffs allege that the Prospectuses for the Company’s initial public offering and its secondary offering were false and misleading and in violation of the securities laws because it did not disclose these arrangements.  The action seeks damages in an unspecified amount.  On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice.  This dismissal disposed of the Section 15 and 20(a) control person claims without prejudice.

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

The parties in the approximately 300 coordinated cases, including ours, reached a settlement.  The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including theglobe.  On October 5, 2009, the Court granted final approval of the settlement.  Objectors to the settlement are pursuing two appeals to the United States Court of Appeals for the Second Circuit.  Plaintiffs have moved to dismiss both appeals.

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

The Company is currently a party to certain other claims and disputes arising in the ordinary course of business, including certain disputes related to vendor charges incurred by its discontinued VoIP telephony services business.  The Company believes that it has recorded adequate accruals on its balance sheet to cover such disputed charges, totaling approximately $1.2 million, and is seeking to resolve and settle such disputed charges for amount substantially less than recorded amounts.  An adverse outcome in any of these matters, however, could materially and adversely effect our financial position and prospects, utilizing all or a significant portion of our limited cash resources, and adversely affect our ability to continue as a going concern (see Note 2, “Liquidity and Going Concern Considerations”).

(10) RELATED PARTY TRANSACTIONS

Certain directors of the Company also serve as officers and directors of and own controlling interests in Dancing Bear Investments, Inc., E&C Capital Partners LLLP, E&C Capital Partners II, LLLP, The Registry Management Company, LLC, Tralliance Registry Management Company, LLC, Certified Vacations Group, Inc., Labigroup Holdings, LLC and License Holdings, LLC.  Dancing Bear Investments, Inc., E&C Capital Partners, LLLP and E&C Capital Partners II, LLLP are stockholders of the Company and are entities controlled by our Chairman.

As more fully discussed in Note 3, “Sale of Tralliance and Share Issuance,” on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management Company LLC (“Tralliance Registry Management”) and (ii) issued 229,000,000 shares of its Common Stock (the “Shares”) to The Registry Management Company, LLC (“Registry Management”) (the “Purchase Transaction”).  Tralliance Registry Management and Registry Management are entities directly or indirectly controlled by Michael S. Egan, our Chairman and Chief Executive Officer and principal stockholder, and each of our two remaining executive officers and Board members, Edward A. Cespedes, our President, and Robin Segaul Lebowitz, our Vice President of Finance, own a minority interest in Registry Management.  After giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan beneficially owns approximately 76% of the Company’s Common Stock at December 31, 2010.

In connection with the Purchase Transaction, the Company received (i) consideration totaling approximately $6,409,800 and consisting of the surrender to theglobe and satisfaction of secured demand convertible promissory notes issued by theglobe and held by Registry Management in the aggregate principal amount of $4,250,000, together with all accrued and unpaid interest of approximately $1,290,300 through the date of closing of the Purchase Transaction and satisfaction of approximately $869,500 in outstanding rent and miscellaneous fees due and unpaid to the Registry Management through the date of closing of the Purchase Transaction, and (ii) an earn-out equal to 10% (subject to certain minimums) of Tralliance Registry Management’s “net revenue” (as defined) derived from “.travel” names registered by Tralliance Registry Management from September 29, 2008 through May 5, 2015 (the “Earn-out”).  The minimum Earn-out payable by Tralliance Registry Management to theglobe was $300,000 in the first year of the Earn-out Agreement, and increases by $25,000 in each subsequent year (pro-rated for the final year of the Earn-out).  During 2010 and 2009, the Company received Earn-out installment payments totaling $331,250 and $421,250, respectively, from Tralliance Registry Management.

In connection with the closing of the Purchase Transaction, the Company also entered into a Master Services Agreement (“Services Agreement”) with Dancing Bear Investments, Inc. (“Dancing Bear”), an entity which is controlled by Mr. Egan.  Under the terms of the Services Agreement, for a fee of $20,000 per month ($240,000 per annum), Dancing Bear provides personnel and services to the Company so as to enable it to continue its existence as a public company without the necessity of any full-time employees of its own.  The Services Agreement had an initial term of one year and was renewed for additional one year terms during 2009 and 2010.  The Services Agreement may be terminated under certain events.  Services under the Services Agreement include, without limitation, accounting, assistance with financial reporting, accounts payable, treasury/financial planning, record retention and secretarial and investor relations functions.  A total of $121,680 and $160,667 related to the Services Agreement was paid by the Company to Dancing Bear in 2010 and 2009, respectively.  A balance of $238,320 related to the Services Agreement is owed by the Company to Dancing Bear and is accrued on our Balance Sheet at December 31, 2010.

As more fully discussed in Note 6 “Debt,” on June 6, 2008, the Company and its subsidiaries, as guarantors, entered into a Revolving Loan Agreement with Dancing Bear, pursuant to which Dancing Bear may loan up to $500,000 to the Company on a revolving basis (the “Credit Line”).  In connection with its entry into the Credit Line, the Company borrowed $100,000 under the Credit Line.  Subsequently, during the remainder of 2008, the Company made additional borrowings totaling $400,000 under the Credit Line.  As of December 31, 2010 and 2009, outstanding principal of $500,000 and accrued interest of $123,233 and $73,233, respectively, related to the Credit Line have been reflected as current liabilities in our Consolidated Balance Sheet.  Related Party Interest Expense related to the Credit Line of $50,000 was recognized in our Consolidated Statement of Operations during both the years ended December 31, 2010 and 2009.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC.

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

Under the supervision of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an evaluation of the Company’s internal control over financial reporting as of December 31, 2010 in accordance with the interpretive guidance published in the SEC’s “Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities Exchange Act of 1934” dated and effective on June 27, 2007. Such evaluation was based on the framework and criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation and management’s assessment, management has concluded that internal control over financial reporting was effective as of December 31, 2010.  Because we are a smaller public company, we are not required to provide an independent public accountant’s attestation report covering our assessment of internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer, have evaluated any change in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, and have determined there to be no reportable changes.

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

NAME	AGE	POSITION OR OFFICE WITH THE COMPANY	DIRECTOR SINCE
Michael S. Egan	70	Chairman and Chief Executive Officer	1997

Edward A. Cespedes	45	President, Treasurer and Chief Financial Officer and Director	1997

Robin S. Lebowitz	46	Vice President of Finance and Director	2001

Our current directors were initially chosen based upon their individual skills, experiences and qualifications which collectively provide a balanced level of expertise to the Company.  Additionally, we believe that each of our directors possess high professional and personal ethics and values, which are attributes that are important characteristics to the Company.

Michael S. Egan. Michael Egan has served as theglobe’s Chairman since 1997 and as its Chief Executive Officer since June 1, 2002. Since 1996, Mr. Egan has been the controlling investor of Dancing Bear Investments, Inc., a privately held investment company. Additionally, Mr. Egan is the controlling investor of E&C Capital Partners LLLP and E&C Capital Partners II, LLLP, privately held investment partnerships, and License Holdings, LLC, Labigroup Holdings, LLC, The Registry Management Company, LLC and Tralliance Registry Management, LLC, entities that are involved in the Internet domain name registration business. Mr. Egan is also Chairman of Certified Vacations, a privately held travel and tourism company which was founded in 1980.  Mr. Egan spent over 30 years in the rental car business.   He began with Alamo Rent-A-Car in 1973, became an owner in 1979, and became Chairman and majority owner from January 1986 until November 1996 when he sold the company to AutoNation, Inc.  In 2000, AutoNation, Inc. spun off the rental division, ANC Rental Corporation (Other OTC: ANCXZ.PK), and Mr. Egan served as Chairman until October 2003. Prior to acquiring Alamo, he held various administration positions at Yale University and taught at the University of Massachusetts at Amherst. Mr. Egan is a graduate of Cornell University where he received his Bachelor’s degree in Hotel Administration.  Mr. Egan was elected to be our Chairman based mainly upon his broad experience at the policy-making level and in managing both large and small businesses over the past thirty years.

Edward A. Cespedes. Edward Cespedes has served as a director of theglobe since 1997, as President of theglobe since June 1, 2002 and as Treasurer and Chief Financial Officer of theglobe since February 1, 2005. Mr. Cespedes is also the President of E&C Capital Ventures, Inc., the general partner of E&C Capital Partners LLLP and an executive officer and director of Search.Travel, LLC, Labigroup Holdings, LLC, The Registry Management Company, LLC and Tralliance Registry Management Company, LLC. Additionally, Mr. Cespedes currently serves as the President and a director of MMAX Media Holdings, Inc., a location-based marketing company.  Mr. Cespedes served as the Vice Chairman of Prime Ventures, LLC, from May 2000 to February 2002. From August 2000 to August 2001, Mr. Cespedes served as the President of the Dr. Koop Lifecare Corporation and was a member of the Company’s Board of Directors from January 2001 to December 2001. From 1996 to 2000, Mr. Cespedes was a Managing Director of Dancing Bear Investments, Inc. Concurrent with his position at Dancing Bear Investments, Inc., from 1998 to 2000, Mr. Cespedes also served as Vice President for corporate development for theglobe where he had primary responsibility for all mergers, acquisitions, and capital markets activities. In 1996, prior to joining Dancing Bear Investments, Inc., Mr. Cespedes was the Director of Corporate Finance for Alamo Rent-A-Car. From 1988 to 1996, Mr. Cespedes worked in the Investment Banking Division of J.P. Morgan and Company, where he most recently focused on mergers and acquisitions. In his capacity as a venture capitalist, Mr. Cespedes has served as a member of the board of directors of various portfolio companies. Mr. Cespedes is the founder of the Columbia University Hamilton Associates, a foundation for university academic endowments. In 1988 Mr. Cespedes received a Bachelor’s degree in International Relations from Columbia University.  Mr. Cespedes was elected a director of the Company based mainly upon his understanding of capital markets and mergers and acquisitions, and his ability to manage business operations and technologies.

Robin S. Lebowitz. Robin Lebowitz has served as a director of theglobe since December 2001, as Secretary of theglobe since June 1, 2002, and as Vice President of Finance of theglobe since February 23, 2004. Ms. Lebowitz also served as Treasurer of theglobe from June 1, 2002 until February 23, 2004 and as Chief Financial Officer of theglobe from July 1, 2002 until February 23, 2004. Ms. Lebowitz has worked in various capacities for the Company’s Chairman, Michael Egan, for sixteen years. She is the Controller/Managing Director of Dancing Bear Investments, Inc., Mr. Egan’s privately held investment management and holding company, and is an executive officer of Search.Travel, LLC, Labigroup Holdings, LLC, The Registry Management Company, LLC and Tralliance Registry Management Company, LLC. Previously, Ms. Lebowitz served on the Board of Directors of theglobe from August 1997 to October 1998. At Alamo Rent-A-Car, she served as Financial Assistant to the Chairman (Mr. Egan). Prior to joining Alamo, Ms. Lebowitz was the Corporate Tax Manager at Blockbuster Entertainment Group where she worked from 1991 to 1994. From 1986 to 1989, Ms. Lebowitz worked in the audit and tax departments of Arthur Andersen & Co. Ms. Lebowitz received a Bachelor of Science in Economics from the Wharton School of the University of Pennsylvania; a Masters in Business Administration from the University of Miami and is a Certified Public Accountant.  Ms. Lebowitz was elected a director of our Company based mainly upon her solid understanding of finance, accounting and taxation, and her ability to manage diverse finance functions.

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

Based solely on our review of copies of Forms 3 and 4 and any amendments furnished to us pursuant to Rule 16a-3(e) and any written representations referred to in Item 405(b)(2)(i) of Regulation S-K stating that no Forms 5 were required, we believe that, during the 2010 fiscal year, our officers, directors and all persons owning more than 10% of a registered class of our equity securities have complied with all Section 16(a) applicable filing requirements.

CODE OF ETHICS

The Company has adopted a Code of Ethics applicable to its officers, including its principal executive officer, principal financial officer, principal accounting officer or controller and any other persons performing similar functions. The Code of Ethics will be provided free of charge by the Company to interested parties upon request. Requests should be made in writing and directed to the Company at the following address: 1500 Cordova Road, Suite 302, Fort Lauderdale, Florida 33316.

BOARD MEETINGS AND COMMITTEES OF THE BOARD

Including unanimous written actions of the Board, the Board of Directors met 5  times in 2010. No incumbent director who was on the Board for the entire year attended less than 75% of the total number of all meetings of the Board and any committees of the Board on which he or she served, if any, during 2010.

The Board of Directors has a standing Audit and Compensation Committee but no standing Nominating Committee.

Audit Committee. The Audit Committee, which was formed in July 1998, reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the selection of our independent auditors, the scope of the annual audits, fees to be paid to the auditors, the performance of our auditors and our accounting practices and internal controls. The Audit Committee operates pursuant to a written charter, as amended, adopted by the Board of Directors on June 12, 2000. The current members of the Audit Committee are Messrs. Egan and Cespedes and Ms. Lebowitz, all of whom are employee directors. None of the current committee members are considered “independent” within the meaning of applicable NASD rules. Ms. Lebowitz serves as the “audit committee financial expert” within the meaning of applicable SEC rules, but is not considered “independent” within the meaning of applicable NASD rules. Including unanimous written actions of the Committee, the Audit Committee held 5 meetings in 2010.

Compensation Committee . The Compensation Committee establishes salaries, incentives and other forms of compensation for officers and other employees of theglobe.  Insomuch as the Company currently has no operations and its executive officers do not receive a salary, the Compensation Committee did not meet in 2010.  The Compensation Committee (as well as the entire Board of Directors) also approves option grants under all of our outstanding stock based incentive plans. The current members of the Compensation Committee are Messrs. Egan and Cespedes.

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

The Board will consider for nomination by the Board director candidates recommended by stockholders if the stockholders comply with the following requirements. Under our By-Laws, if a stockholder wishes to nominate a director at the Annual Meeting, we must receive the stockholder’s written notice not less than 60 days nor more than 90 days prior to the date of the annual meeting, unless we give our stockholders less than 70 days’ notice of the date of our Annual Meeting. If we provide less than 70 days’ notice, then we must receive the stockholder’s written notice by the close of business on the 10th day after we provide notice of the date of the Annual Meeting. The notice must contain the specific information required in our By-Laws. A copy of our By-Laws may be obtained by writing to the Corporate Secretary. If we receive a stockholder’s proposal within the time periods required under our By-Laws, we may choose, but are not required, to include it in our proxy statement. If we do, we may tell the other stockholders what we think of the proposal, and how we intend to use our discretionary authority to vote on the proposal. All proposals should be made in writing and sent via registered, certified or express mail, to our executive offices, 1500 Cordova Road, Suite 302, Fort Lauderdale, Florida 33316, Attention: Robin S. Lebowitz, Corporate Secretary.

Shareholder Communications with the Board of Directors. Any shareholder who wishes to send communications to the Board of Directors should mail them addressed to the intended recipient by name or position in care of: Corporate Secretary, theglobe.com, inc., 1500 Cordova Road, Suite 302, Fort Lauderdale, Florida 33316. Upon receipt of any such communications, the Corporate Secretary will determine the identity of the intended recipient and whether the communication is an appropriate shareholder communication. The Corporate Secretary will send all appropriate shareholder communications to the intended recipient. An "appropriate shareholder communication" is a communication from a person claiming to be a shareholder in the communication, the subject of which relates solely to the sender’s interest as a shareholder and not to any other personal or business interest.

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

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid by us to those persons serving as the principal executive officer and principal financial officer at any time during the last calendar year and our other executive officer for the years ended December 31, 2010 and 2009 (collectively, the "Named Executive Officers"):

Name and Principal Position	Year	Salary	Bonus	Option Awards	All Other	Total
Michael S. Egan,	2010	$—	$—	$—	$—	$—
Chairman, Chief Executive Officer (1)	2009	—	—	—	—	—

Edward A. Cespedes,	2010	$—	$—	$—	$—	$—
President, Treasurer and Chief	2009	—	—	—	—	—
Financial Officer (2)

Robin S. Lebowitz,	2010	$—	$—	$—	$—	$—
Former Chief Financial Officer;	2009	—	—	—	—	—
Vice President of Finance (3)

(1) Mr. Egan became an executive officer in July 1998.

(2) Cespedes became President in June 2002 and Treasurer and Chief Financial Officer in February 2005.

(3) Ms. Lebowitz became an officer of the Company in June 2002 and Chief Financial Officer in July 2002. In February 2004, Ms. Lebowitz resigned her position as Chief Financial Officer and became Vice President of Finance.

The Company does not currently have any employment agreements with any of the Named Executive Officers.

OUTSTANDING EQUITY AWARDS AT FISCAL 2010 YEAR-END

	Number of Securities Underlying Unexercised Options (1)		Option Exercise	Option Expiration
Name	Exercisable (#)	Unexercisable (#)	Price ($)	Date

Michael S. Egan	7,500	—	$.23	6/27/2011
	7,500	—	.04	6/21/2012
	2,500,000	—	.02	8/13/2012
	1,000,000	—	.56	5/22/2013
	1,750,000	—	.12	4/7/2015

Edward A. Cespedes	7,500	—	$.23	6/27/2011
	7,500	—	.04	6/21/2012
	1,750,000	—	.02	8/13/2012
	550,000	—	.56	5/22/2013
	1,750,000	—	.12	4/7/2015

Robin S. Lebowitz	25,000	—	$0.05	12/14/2011
	7,500	—	0.04	6/21/2012
	500,000	—	0.02	8/13/2012
	100,000	—	0.56	5/22/2013
	400,000	—	0.12	4/7/2015
	100,000	—	0.14	8/16/2016

(1) All stock option awards included in the above table are fully vested. None of the Named Executive Officers exercised any stock options during the year ended December 31, 2010.

COMPENSATION OF DIRECTORS

Directors who are also our employees receive no compensation for serving on our Board or committees. We reimburse non-employee directors for all travel and other expenses incurred in connection with attending Board and committee meetings. Non-employee directors are also eligible to receive automatic stock option grants under our 1998 Stock Option Plan, as amended and restated. As of December 31, 2010 there were no directors who met this definition.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of March 15, 2011 (except as otherwise indicated) by (i) each person who owns beneficially more than 5% of our Common Stock, (ii) each of our directors, (iii) each of our "Named Executive Officers" and (iv) all directors and executive officers as a group. A total of 441,484,838 shares of theglobe’s Common Stock were issued and outstanding on March 15, 2011.

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

	SHARES BENEFICIALLY OWNED
DIRECTORS, NAMED EXECUTIVE OFFICERS AND 5% STOCKHOLDERS	NUMBER	PERCENT	TITLE OF CLASS

Dancing Bear Investments, Inc. (1)	48,303,148	10.9%	Common

Michael S. Egan (1)(2)(5)(6)(7)	340,164,952	76.1%	Common

Edward A. Cespedes (3)	4,065,000	*	Common

Robin S. Lebowitz (4)	1,132,500	*	Common

E&C Capital Partners, LLLP (5)	38,469,012	8.7%	Common

E&C Capital Partners II, LLLP(6)	6,000,000	1.4%	Common

The Registry Management Company, LLC (7)	229,000,000	51.9%	Common

All directors and executive officers as a group (3 persons)	345,362,452	76.4%	Common

* less than 1%

(1) Mr. Egan owns Dancing Bear Investments, Inc.

(2) Includes the shares that Mr. Egan is deemed to beneficially own as the controlling investor of Dancing Bear Investments, Inc., E&C Capital Partners, LLLP, E&C Capital Partners II, LLLP and The Registry Management Company, LLC and as the Trustee of the Michael S. Egan Grantor Retained Annuity Trusts for the benefit of his children. Also includes (i) 5,265,000 shares of our Common Stock issuable upon exercise of options that are currently exercisable; and (ii) 3,541,337 shares of our Common Stock held by Mr. Egan's wife, as to which he disclaims beneficial ownership.

(3) Consists of 4,065,000 shares of our Common Stock issuable upon exercise of options that are currently exercisable.

(4) Consists of 1,132,500 shares of our Common Stock issuable upon exercise of options that are currently exercisable.

(5) E&C Capital Partners, LLLP is a privately held investment vehicle controlled by our Chairman, Michael S. Egan. Our President, Edward A. Cespedes, has a minority, non-controlling interest in E&C Capital Partners, LLLP.

(6) E&C Capital Partners II, LLLP is a privately held investment vehicle controlled by our Chairman, Michael S. Egan.

(7)  The Registry Management Company, LLC is a privately held investment vehicle controlled by our Chairman, Michael S. Egan.  Our President, Edward A. Cespedes and our Vice President of Finance, Robin S. Lebowitz, have minority, non-controlling interests in The Registry Management Company, LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Certain directors of the Company also serve as officers and directors of and own controlling interests in Dancing Bear Investments, Inc., E&C Capital Partners LLLP, E&C Capital Partners II, LLLP, The Registry Management Company, LLC, Tralliance Registry Management Company, LLC, Certified Vacations Group, Inc., Labigroup Holdings, LLC and License Holdings, LLC.  Dancing Bear Investments, Inc., E&C Capital Partners, LLLP and E&C Capital Partners II, LLLP are stockholders of the Company and are entities controlled by our Chairman.

As more fully discussed in Note 3, “Sale of Tralliance and Share Issuance,” on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management Company LLC (“Tralliance Registry Management”) and (ii) issued 229,000,000 shares of its Common Stock (the “Shares”) to The Registry Management Company, LLC (“Registry Management”) (the “Purchase Transaction”).  Tralliance Registry Management and Registry Management are entities directly or indirectly controlled by Michael S. Egan, our Chairman and Chief Executive Officer and principal stockholder, and each of our two remaining executive officers and Board members, Edward A. Cespedes, our President, and Robin Segaul Lebowitz, our Vice President of Finance, own a minority interest in Registry Management.  After giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan beneficially owns approximately 76% of the Company’s Common Stock at December 31, 2010.

In connection with the Purchase Transaction, the Company received (i) consideration totaling approximately $6,409,800 and consisting of the surrender to theglobe and satisfaction of secured demand convertible promissory notes issued by theglobe and held by Registry Management in the aggregate principal amount of $4,250,000, together with all accrued and unpaid interest of approximately $1,290,300 through the date of closing of the Purchase Transaction and satisfaction of approximately $869,500 in outstanding rent and miscellaneous fees due and unpaid to the Registry Management through the date of closing of the Purchase Transaction, and (ii) an earn-out equal to 10% (subject to certain minimums) of Tralliance Registry Management’s “net revenue” (as defined) derived from “.travel” names registered by Tralliance Registry Management from September 29, 2008 through May 5, 2015 (the “Earn-out”).  The minimum Earn-out payable by Tralliance Registry Management to theglobe was $300,000 in the first year of the Earn-out Agreement, and increases by $25,000 in each subsequent year (pro-rated for the final year of the Earn-out).  During 2010 and 2009, the Company received Earn-out installment payments totaling $331,250 and $421,250, respectively, from Tralliance Registry Management.

In connection with the closing of the Purchase Transaction, the Company also entered into a Master Services Agreement (“Services Agreement”) with Dancing Bear Investments, Inc. (“Dancing Bear”), an entity which is controlled by Mr. Egan.  Under the terms of the Services Agreement, for a fee of $20,000 per month ($240,000 per annum), Dancing Bear provides personnel and services to the Company so as to enable it to continue its existence as a public company without the necessity of any full-time employees of its own.  The Services Agreement had an initial term of one year and was renewed for additional one year terms during 2009 and 2010.  The Services Agreement may be terminated under certain events.  Services under the Services Agreement include, without limitation, accounting, assistance with financial reporting, accounts payable, treasury/financial planning, record retention and secretarial and investor relations functions.  A total of $121,680 and $160,667 related to the Services Agreement was paid by the Company to Dancing Bear in 2010 and 2009, respectively.  A balance of $238,320 related to the Services Agreement is owed by the Company to Dancing Bear and is accrued on our Balance Sheet at December 31, 2010.

As more fully discussed in Note 6 “Debt,” on June 6, 2008, the Company and its subsidiaries, as guarantors, entered into a Revolving Loan Agreement with Dancing Bear, pursuant to which Dancing Bear may loan up to $500,000 to the Company on a revolving basis (the “Credit Line”).  In connection with its entry into the Credit Line, the Company borrowed $100,000 under the Credit Line.  Subsequently, during the remainder of 2008, the Company made additional borrowings totaling $400,000 under the Credit Line.  As of December 31, 2010 and 2009, outstanding principal of $500,000 and accrued interest of $123,233 and $73,233, respectively, related to the Credit Line have been reflected as current liabilities in our Consolidated Balance Sheet.  Related Party Interest Expense related to the Credit Line of $50,000 was recognized in our Consolidated Statement of Operations during both the years ended December 31, 2010 and 2009.

Director Independence.  None of the current members of the Company’s Board of Directors are considered “independent” within the meaning of applicable NASD rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees . The aggregate fees billed by MarcumRachlin, a division of Marcum LLP (“Rachlin”), independent public accountants, for professional services rendered for the audit of our annual financial statements during 2010 and 2009 and the reviews of the financial statements included in our Forms 10-Q and 10-K, as appropriate, were $38,873 and $48,217, respectively.

Audit-Related Fees . During the last two fiscal years, Rachlin provided the Company with the following services that are reasonably related to the performance of the audit of our financial statements:

Other services relating to research of various accounting pronouncements and technical issues were $0 for 2010 and $180 for 2009.

Tax Fees . The aggregate fees billed for tax services provided by Rachlin in connection with tax compliance, tax consulting and tax planning services during 2010 and 2009, were $11,312 and $33,294, respectively.

All Other Fees . Except as described above, the Company had no other fees for services provided by Rachlin during 2010 and 2009.

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

(3)	Exhibit Index

3.1	Form of Fourth Amended and Restated Certificate of Incorporation of the Company (3).

3.2	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation (13).

3.3	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 29, 2003 (13).

3.4	Certificate relating to Previously Outstanding Series of Preferred Stock and Relating to the Designation, Preferences and Rights of the Series F Preferred Stock (10).

3.5	Certificate of Amendment Relating to the Designation Preferences and Rights of the Junior Participating Preferred Stock (11).

3.6	Form of By-Laws of the Company (13).

3.7	Certificate of Amendment Relating to the Designation Preferences and Rights of the Series H Automatically Converting Preferred Stock (12).

3.8	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on December 1, 2004 (15).

4.1	Specimen certificate representing shares of Common Stock of the Company (4).

4.2	Amended and Restated Warrant to Acquire Shares of Common Stock (2).

4.3	Form of Rights Agreement, by and between the Company and American Stock Transfer & Trust Company as Rights Agent (3).

4.4	Form of Warrant dated November 12, 2002 to acquire shares of Common Stock (7).

4.5	Form of Warrant dated May 28, 2003 to acquire an aggregate of 500,000 shares of theglobe.com Common Stock (8).

10.1	Form of Indemnification Agreement between the Company and each of its Directors and Executive Officers (1).

10.2	2000 Broad Based Stock Option Plan (6).**

10.3	1998 Stock Option Plan, as amended (5).**

10.4	1995 Stock Option Plan (1).**

10.5	Amended & Restated Non-Qualified Stock Option Agreement effective as of August 12, 2002 between theglobe.com, inc. and Michael S. Egan (9).**

10.6	Amended & Restated Non-Qualified Stock Option Agreement effective as of August 12, 2002 between theglobe.com, inc. and Edward A. Cespedes (9).**

10.7	Amended & Restated Non-Qualified Stock Option Agreement effective as of August 12, 2002 between theglobe.com, inc. and Robin Segaul Lebowitz (9).**

10.8	2003 Amended and Restated Non-Qualified Stock Option Plan (16).**

10.9	theglobe.com 2004 Amended and Restated Stock Option Plan (14).

10.10	Revolving Loan Agreement dated as of June 6, 2008 by and between theglobe.com, inc. and Dancing Bear Investments, Inc. (17).

10.11	$500,000 Promissory Note dated June 6, 2008 (17).

10.12	Unconditional Guaranty Agreement dated June 6, 2008 (17).

10.13	Security Agreement dated June 6, 2008 (17).

10.14	Purchase Agreement dated as of June 10, 2008 by and between theglobe.com, inc., Tralliance Corporation and The Registry Management Company, LLC (18).

10.15	Earn-out Agreement dated September 29, 2008 by and between theglobe.com. inc. and Tralliance Registry Management Company, LLC (19).

10.16	Management Services Agreement dated September 29, 2008 with Dancing Bear Investments, Inc. (19).

10.17	Termination Agreement dated September 29, 2008 with Michael S. Egan (19).

10.18	Termination Agreement dated September 29, 2008 with Edward A. Cespedes (19).

10.19	Termination Agreement dated September 29, 2008 with Robin Segaul-Lebowitz (19).

10.20	Note Modification Agreement dated as of May 7, 2009 between Dancing Bear Investments, Inc. and theglobe.com, inc. (20)

10.21	Extension and Amendment of Master Services Agreement between Dancing Bear Investments, Inc. and theglobe.com, inc. dated August 9, 2010 (21).

21.	Subsidiaries

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

EXHIBIT INDEX
NO. ITEM

1.	Incorporated by reference from our registration statement on Form S-1 filed July 24, 1998 (Registration No. 333-59751).

2.	Incorporated by reference from our Form S-1/A filed August 20, 1998.

3.	Incorporated by reference from our Form S-1/A filed September 15, 1998.

4.	Incorporated by reference from our Form S-1/A filed October 14, 1998.

5.	Incorporated by reference from our Form S-1 filed April 13, 1999.

6.	Incorporated by reference from our Form 10-Q for the quarter ended March 31, 2000 dated May 15, 2000.

7.	Incorporated by reference from our Form 8-K filed on November 26, 2002.

8.	Incorporated by reference from our Form 8-K filed on June 6, 2003.

9.	Incorporated by reference from our Form 10-QSB filed on November 14, 2003.

10.	Incorporated by reference from our Form 10-K filed on March 31, 2003.

11.	Incorporated by reference from our Registration Statement on Form SB-2 filed on April 16, 2004 (Registration No. 333-114556).

12.	Incorporated by reference from our Form 8-K filed September 7, 2004.

13.	Incorporated by reference from our Form SB-2 filed April 16, 2004.

14.	Incorporated by reference from our S-8 filed October 13, 2004.

15.	Incorporated by reference from our Form 8-K filed on December 2, 2004.

16.	Incorporated by reference from our Form S-8 filed January 22, 2004.

17.	Incorporated by reference from our Form 8-K filed on June 11, 2008.

18.	Incorporated by reference from our Form 8-K filed on June 13, 2008.

19.	Incorporated by reference from our Form 8-K filed on October 3, 2008.

20.	Incorporated by reference from our Form 10-Q filed on May 8, 2009.

21.	Incorporated by reference from our Form 10-Q for the quarter ended June 30, 2010 filed on August 10, 2010.

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

theglobe.com, inc.

Dated: March 25, 2011	By:	/s/ Michael S. Egan
Michael S. Egan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Edward A. Cespedes
Edward A. Cespedes
President, Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Michael S. Egan	March 25, 2011
Michael S. Egan
Chairman, Director

/s/ Edward A. Cespedes	March 25, 2011
Edward A. Cespedes
Director

/s/ Robin Lebowitz	March 25, 2011
Robin Lebowitz
Director

EXHIBIT INDEX
NO. ITEM
3.1	Form of Fourth Amended and Restated Certificate of Incorporation of the Company (3).

3.2	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation (13).

3.3	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 29, 2003 (13).

3.4	Certificate relating to Previously Outstanding Series of Preferred Stock and Relating to the Designation, Preferences and Rights of the Series F Preferred Stock (10).

3.5	Certificate of Amendment Relating to the Designation Preferences and Rights of the Junior Participating Preferred Stock (11).

3.6	Form of By-Laws of the Company (13).

3.7	Certificate of Amendment Relating to the Designation Preferences and Rights of the Series H Automatically Converting Preferred Stock (12).

3.8	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on December 1, 2004 (15).

4.1	Specimen certificate representing shares of Common Stock of the Company (4).

4.2	Amended and Restated Warrant to Acquire Shares of Common Stock (2).

4.3	Form of Rights Agreement, by and between the Company and American Stock Transfer & Trust Company as Rights Agent (3).

4.4	Form of Warrant dated November 12, 2002 to acquire shares of Common Stock (7).

4.5	Form of Warrant dated May 28, 2003 to acquire an aggregate of 500,000 shares of theglobe.com Common Stock (8).

4.6	Warrant to Acquire 5,000,000 shares of theglobe.com, inc. dated as of November 22, 2006 to Carl Ruderman (17).*

10.1	Form of Indemnification Agreement between the Company and each of its Directors and Executive Officers (1).

10.2	2000 Broad Based Stock Option Plan (6).**

10.3	1998 Stock Option Plan, as amended (5).**

10.4	1995 Stock Option Plan (1).**

10.5	Amended & Restated Non-Qualified Stock Option Agreement effective as of August 12, 2002 between theglobe.com, inc. and Michael S. Egan (9).**

10.6	Amended & Restated Non-Qualified Stock Option Agreement effective as of August 12, 2002 between theglobe.com, inc. and Edward A. Cespedes (9).**

10.7	Amended & Restated Non-Qualified Stock Option Agreement effective as of August 12, 2002 between theglobe.com, inc. and Robin Segaul Lebowitz (9).**

10.8	2003 Amended and Restated Non-Qualified Stock Option Plan (16).**

10.9	theglobe.com 2004 Amended and Restated Stock Option Plan (14).

10.10	Revolving Loan Agreement dated as of June 6, 2008 by and between theglobe.com, inc. and Dancing Bear Investments, Inc. (17).

10.11	$500,000 Promissory Note dated June 6, 2008 (17).

10.12	Unconditional Guaranty Agreement dated June 6, 2008 (17).

10.13	Security Agreement dated June 6, 2008 (17).

10.14	Purchase Agreement dated as of June 10, 2008 by and between theglobe.com, inc., Tralliance Corporation and The Registry Management Company, LLC (18).

10.15	Earn-out Agreement dated September 29, 2008 by and between theglobe.com. inc. and Tralliance Registry Management Company, LLC (19).

10.16	Management Services Agreement dated September 29, 2008 with Dancing Bear Investments, Inc. (19).

10.17	Termination Agreement dated September 29, 2008 with Michael S. Egan (19).

10.18	Termination Agreement dated September 29, 2008 with Edward A. Cespedes (19).

10.19	Termination Agreement dated September 29, 2008 with Robin Segaul-Lebowitz (19).

10.20	Note Modification Agreement dated as of May 7, 2009 between Dancing Bear Investments, Inc. and theglobe.com, inc. (20)

10.21	Extension and Amendment of Master Services Agreement between Dancing Bear Investments, Inc. and theglobe.com, inc. dated August 9, 2010 (21).

21.	Subsidiaries

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

EXHIBIT INDEX
NO. ITEM

1.	Incorporated by reference from our registration statement on Form S-1 filed July 24, 1998 (Registration No. 333-59751).

2.	Incorporated by reference from our Form S-1/A filed August 20, 1998.

3.	Incorporated by reference from our Form S-1/A filed September 15, 1998.

4.	Incorporated by reference from our Form S-1/A filed October 14, 1998.

5.	Incorporated by reference from our Form S-1 filed April 13, 1999.

6.	Incorporated by reference from our Form 10-Q for the quarter ended March 31, 2000 dated May 15, 2000.

7.	Incorporated by reference from our Form 8-K filed on November 26, 2002.

8.	Incorporated by reference from our Form 8-K filed on June 6, 2003.

9.	Incorporated by reference from our Form 10-QSB filed on November 14, 2003.

10.	Incorporated by reference from our Form 10-K filed on March 31, 2003.

11.	Incorporated by reference from our Registration Statement on Form SB-2 filed on April 16, 2004 (Registration No. 333-114556).

12.	Incorporated by reference from our Form 8-K filed September 7, 2004.

13.	Incorporated by reference from our Form SB-2 filed April 16, 2004.

14.	Incorporated by reference from our S-8 filed October 13, 2004.

15.	Incorporated by reference from our Form 8-K filed on December 2, 2004.

16.	Incorporated by reference from our Form S-8 filed January 22, 2004.

17.	Incorporated by reference from our Form 8-K filed on June 11, 2008.

18.	Incorporated by reference from our Form 8-K filed on June 13, 2008.

19.	Incorporated by reference from our Form 8-K filed on October 3, 2008.

20.	Incorporated by reference from our Form 10-Q filed on May 8, 2009.

21.	Incorporated by reference from our Form 10-Q for the quarter ended June 30, 2010 filed on August 10, 2010.

* Confidential portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment.

** Management contract or compensatory plan or arrangement.