Form 10-Q
period 2011-03-31
THEGLOBE COM INC
filed 2011-05-06
CIK 1066684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes ☒   No ☐

The number of shares outstanding of the Registrant's Common Stock, $.001 par value (the "Common Stock") as of May 6, 2011 was 441,484,838.

THEGLOBE.COM, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THEGLOBE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2011	2010
	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$1,567	$2,689
Prepaid expenses	6,360	6,315

Total current assets	$7,927	$9,004

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable to related party	$240,000	$238,320
Accounts payable	199,007	178,084
Accrued expenses and other current liabilities	434,197	449,877
Accrued interest due to related party	135,562	123,233
Notes payable due to related party	500,000	500,000
Net liabilities of discontinued operations	1,654,556	1,669,556

Total current liabilities	3,163,322	3,159,070

Stockholders' Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 441,484,838 issued and outstanding at March 31, 2011 and December 31, 2010	441,485	441,485

Additional paid-in capital	294,301,845	294,301,845
Accumulated deficit	(297,898,725)	(297,893,396)

Total stockholders' deficit	(3,155,395)	(3,150,066)

Total liabilities and stockholders’ deficit	$7,927	$9,004

See notes to unaudited condensed consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2011	2010
	(UNAUDITED)

Net Revenue	$—	$—

Operating Expenses:
General and administrative	20,226	29,132
Related party transactions	60,000	60,000
	80,226	89,132

Operating Loss from Continuing Operations	(80,226)	(89,132)
Other Income (Expense), net:
Related party interest expense	(12,329)	(12,329)
Related party other income	87,500	81,250
	75,171	68,921

Loss from Continuing Operations
Before Income Tax	(5,055)	(20,211)
Income Tax Provision	—	—
Loss from Continuing Operations	(5,055)	(20,211)

Discontinued Operations, net of tax	(274)	(1,602)

Net Loss	$(5,329)	$(21,813)
Loss Per Share -
Basic and Diluted:
Continuing Operations	$—	$—
Discontinued Operations	$—	$—
Net Loss	$—	$—

Weighted Average Common Shares Outstanding	441,484,838	441,484,838

See notes to unaudited condensed consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2011	2010
	(UNAUDITED)
Cash Flows from Operating Activities:
Net loss	$(5,329)	$(21,813)
Add back: loss from discontinued operations	274	1,602
Net loss from continuing operations	(5,055)	(20,211)

Adjustments to reconcile net loss from continuing operations to net cash flows from operating activities

Changes in operating assets and liabilities
Prepaid and other current assets	(45)	(50)
Accounts payable to related party	1,680	55,000
Accounts payable	20,923	15,109
Accrued expenses and other current liabilities	(15,680)	(6,238)
Accrued interest due to related party	12,329	12,329
Deferred income – related party	—	(40,000)

Net cash flows from operating activities of continuing operations	14,152	15,939
Net cash flows from operating activities of discontinued operations	(15,274)	(16,602)
Net cash flows from operating activities	(1,122)	(663)

Net Decrease in Cash and Cash Equivalents	(1,122)	(663)
Cash and Cash Equivalents, at beginning of period	2,689	1,259
Cash and Cash Equivalents, at end of period	$1,567	$596

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

UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The unaudited interim condensed consolidated financial statements of the Company as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed consolidated financial statements.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2011 and the results of its operations and its cash flows for the three months ended March 31, 2011 and 2010. The results of operations and cash flows for such periods are not necessarily indicative of results expected for the full year or for any future period.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions relate primarily to estimates of the collectability of accounts receivable, accounts payable and accrued expenses. At March 31, 2011 and December 31, 2010, a significant portion of our liabilities of discontinued operations relate to charges that have been disputed by the Company and for which estimates have been required. Our estimates, judgments and assumptions are continually evaluated based upon available information and experience. Because of estimates inherent in the financial reporting process, actual results could differ from those estimates.

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

Due to the anti-dilutive effect of potentially dilutive securities or common stock equivalents that could be issued, such securities were excluded from the diluted net loss per common share calculation for all periods presented. Such potentially dilutive securities and common stock equivalents consisted of the following for the periods ended March 31:

	2011	2010
Options to purchase common stock	13,542,500	13,572,000
Common shares issuable upon exercise of warrants	2,250,000	7,725,000
Total	15,792,500	21,297,000

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

Over the last several years, the Company was able to continue operating as a going concern due principally to funding of $500,000 received during 2008 under a Revolving Loan Agreement with an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer and a total of approximately $800,000 received during 2009, 2010 and the first quarter of 2011 under an Earn-out Agreement with an entity also controlled by Mr. Egan.

At March 31, 2011, the Company had a net working capital deficit of approximately $3,155,000.  Such working capital deficit included (i) a total of approximately $636,000 in principal and accrued interest owed under the aforementioned Revolving Loan Agreement; (ii) a total of $240,000 in management service fees owed under a Master Services Agreement to an entity controlled by Mr. Egan; and (iii) an aggregate of approximately $2,288,000 in unsecured accounts payable and accrued expenses owed to vendors and other non-related third parties (of which approximately $1,655,000 relates to liabilities of our VoIP telephony service discontinued business).   Approximately $1,200,000 of the aforementioned non-related party unsecured liabilities have been disputed by the Company.  These disputed liabilities relate primarily to telecommunications network service fees charged by several former vendors of the Company’s discontinued VoIP telephony services business during the period from 2004 to 2007 (see Note 3, “Discontinued Operations”).  These charges have been disputed by the Company primarily due to such items as incorrect quantities, rates, service dates, regulatory fees/charges, late fees and contract termination fees.   theglobe believes that its ability to continue as a going concern for any significant length of time in the future will be heavily dependent, among other things, on its ability to prevail and avoid making any payments with respect to such disputed vendor charges and/or to negotiate favorable settlements (including discounted payment and/or payment term concessions) with the aforementioned creditors.

As discussed previously, on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229,000,000 shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6,400,000). However, the Company continues to be obligated to repay its principal borrowings totaling $500,000, plus accrued interest at the rate of 10% per annum (approximately $136,000 as of March 31, 2011), due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement. All unpaid borrowings under the Revolving Loan Agreement, as amended on May 7, 2009, including accrued interest, are due and payable by the Company in one lump sum on the earlier of (i) five business days following any demand for payment, which demand can be made at any time, or (ii) the occurrence of an event of default as defined in the Revolving Loan Agreement. The Company currently has no ability to repay this loan should a demand for payment be made by the noteholder.  All borrowings under the Revolving Loan Agreement are secured by a pledge of all of the assets of the Company and its subsidiaries. After giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan now beneficially owns approximately 76% of the Company’s issued and outstanding Common Stock at March 31, 2011.

As additional consideration under the Purchase Transaction, Tralliance Registry Management is obligated to pay an earn-out to theglobe equal to 10% (subject to certain minimums) of Tralliance Registry Management’s net revenue (as defined) derived from “.travel” names registered by Tralliance Registry Management from September 29, 2008 through May 5, 2015 (the “Earn-out”). The minimum Earn-out payable by Tralliance Registry Management to theglobe was $300,000 in the first year, increasing by $25,000 in each subsequent year (pro-rated for the final year of the Earn-out).

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

It is the Company’s preference to avoid filing for protection under the U.S. Bankruptcy Code. However, based upon the Company’s current financial condition as discussed above, management believes that additional debt or equity capital will need to be raised in order for theglobe to continue to operate as a going concern on a long-term basis. Such capital will be needed both to (i) fund its expected limited future net losses and (ii) repay the $636,000 of secured debt and related accrued interest due under the Revolving Loan Agreement and the $240,000 of management service fees due under the Master Services Agreement, and a portion of the $2,288,000 unsecured indebtedness (assuming theglobe is successful in favorably resolving and settling certain disputed and non-disputed vendor charges related to such unsecured indebtedness).  Any such capital would likely come from Mr. Egan, or affiliates of Mr. Egan, as the Company currently has no access to credit facilities and had traditionally relied upon borrowings from related parties to meet short-term liquidity needs.  Any such capital raised would likely result in very substantial dilution in the number of outstanding shares of the Company’s Common Stock.

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

(3) DISCONTINUED OPERATIONS

 In March 2007, management and the Board of Directors of the Company made the decision to cease all activities related to its Computer Games businesses, including discontinuing the operations of its magazine publications, games distribution business and related websites. The Company’s decision to shutdown its computer games businesses was based primarily on the historical losses sustained by these businesses during the recent past and management’s expectations of continued future losses. As of March 31, 2011, all significant elements of its computer games business shutdown plan have been completed by the Company.

In addition, in March 2007, management and the Board of Directors of the Company decided to discontinue the operating, research and development activities of its VoIP telephony services business and terminate all of the remaining employees of the business.   The Company’s decision to discontinue the operations of its VoIP telephony services business was based primarily on the historical losses sustained by the business during the past several years, management’s expectations of continued losses for the foreseeable future and estimates of the amount of capital required to attempt to successfully monetize its business. As of March 31, 2011, all significant elements of its VoIP telephony services business shutdown plan have been completed by the Company, except for the resolution of certain vendor disputes and the payment of remaining outstanding vendor payables.

Results of operations for the Computer Games and VoIP telephony services businesses have been reported separately as “Discontinued Operations” in the accompanying condensed consolidated statements of operations for all periods presented. There are no discontinued operations assets included in the accompanying condensed consolidated balance sheets. The liabilities of the Computer Games and VoIP telephony services businesses have been included in the caption, “Liabilities of Discontinued Operations” in the accompanying condensed consolidated balance sheets for all applicable periods presented.

The following is a summary of the liabilities of the discontinued operations of the VoIP telephony services business as included in the accompanying condensed consolidated balance sheets. Approximately $1.0 million of such liabilities at March 31, 2011 and December 31, 2010 relate to charges that have been disputed by the Company and for which estimates have been required.

	March 31,	December 31,
	2011	2010
Liabilities of discontinued operations:
VoIP Telephony Services	$1,654,556	$1,669,556
Total liabilities of discontinued operations	$1,654,556	$1,669,556

Summarized results of operations financial information for the discontinued operations of our Computer Games and VoIP telephony services businesses was as follows:

	Three Month Ended March 31,
	2011	2010

Loss from discontinued operations, net of tax:
Computer Games	$—	$(1,268)
VoIP Telephony Services	$(274)	$(334)
Total Loss from discontinued operations, net of tax	$(274)	$(1,602)

   (4) STOCK OPTION PLANS

We have several stock option plans under which nonqualified stock options may be granted to officers, directors, other employees, consultants and advisors of the Company. In general, options granted under the Company’s stock option plans expire after a ten-year period and generally vest no later than three years from the date of grant. Incentive options granted to stockholders who own greater than 10% of the total combined voting power of all classes of stock of the Company must be issued at 110% of the fair market value of the stock on the date the options are granted. As of March 31, 2011, there were approximately 9,442,000 shares available for grant under the Company’s stock option plans.

There were no stock option grants or exercises during each of the three months ended March 31, 2011 and 2010.

 Stock option activity during the three months ended March 31, 2011 was as follows:

	Total Options	Weighted Average Exercise Price
Outstanding at December 31, 2010	13,542,500	$0.16
Granted	—
Exercised	—
Expired	—	—
Outstanding at March 31, 2011	13,542,500	$0.16
Options exercisable at March 31, 2011	13,542,500	$0.16

Each of the weighted-average remaining contractual terms of stock options outstanding and stock options exercisable at March 31, 2011 were 3.0 years. The aggregate intrinsic value of both options outstanding and stock options exercisable at March 31, 2011 was $0.

Stock compensation cost is recognized on a straight-line basis over the vesting period.  At March 31, 2011, there was no unrecognized compensation expense related to unvested stock options.

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

The parties in the approximately 300 coordinated cases, including ours, reached a settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including theglobe. On October 5, 2009, the Court granted final approval of the settlement. Objectors to the settlement are pursuing appeals to the United States Court of Appeals for the Second Circuit. Plaintiffs have moved to dismiss the appeals.

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

(6) RELATED PARTY TRANSACTIONS

On June 6, 2008, the Company entered into a Revolving Loan Agreement with Dancing Bear Investments, Inc. (“Dancing Bear”), pursuant to which Dancing Bear may loan up to $500,000 to the Company on a revolving basis (the “Credit Line”).   Dancing Bear is an entity controlled by Michael S. Egan, the Company’s Chairman and Chief Executive Officer.  During 2008 the Company made borrowings totaling the full amount of the $500,000 Credit Line.  At March 31, 2011, outstanding principal and accrued interest under the Credit Line totaled $500,000 and $136,000, respectively.  During both the three months ended March 31, 2011 and 2010, interest expense related to the Credit Line of $12,329 was recorded.  All borrowings under the Credit Line, including accrued interest on borrowed funds at the rate of 10% per annum, were initially due and payable in one lump sum on the first anniversary of the Credit Line, or June 6, 2009, or sooner upon the occurrence of an event of default under the loan documentation.  On May 7, 2009, such repayment terms were amended so as to require the Company to repay any or all amounts due under the Credit Line in one lump sum on the earlier of (i) five business days following any demand for payment that is made on or after June 6, 2009, or (ii) the occurrence of an event of default as defined in the Revolving Credit Agreement.

During the three months ended March 31, 2011 and 2010, the Company received minimum Earn-out installment payments totaling $87,500 and $41,250, respectively, from Tralliance Registry Management Company LLC (“Tralliance Registry Management”) under an Earn-out Agreement entered into on September 29, 2008 by and between Tralliance Registry Management and the Company.  Tralliance Registry Management is an entity controlled by Michael S. Egan, and each of our two remaining executive officers and Board members, Edward A. Cespedes, our President, and Robin S. Lebowitz, our Vice President of Finance, who own a minority interest in The Registry Management Company, LLC, the parent company of Tralliance Registry Management.

During the three months ended March 31, 2011 and 2010, the Company paid management services fees totaling $58,000 and $5,000, respectively, to Dancing Bear under a Master Services Agreement entered into on September 29, 2008 by and between Dancing Bear and the Company.   At March 31, 2011, a total of $240,000 in management service fees remains unpaid and is accrued on the Company’s condensed consolidated balance sheet.

(7) SUBSEQUENT EVENTS

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

FORWARD LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology, such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "intend," "potential" or "continue" or the negative of such terms or other comparable terminology, although not all forward-looking statements contain such terms. In addition, these forward-looking statements include, but are not limited to, statements regarding:

•	the outcome of pending litigation;

•	our ability to negotiate favorable settlements with unsecured creditors;

•	our ability to successfully resolve disputed liabilities;

•	our estimates or expectations of continued losses;

•	our expectations regarding future income (and in particular, income from an earn-out due from an affiliate) and expenses;

•	our ability to raise additional and sufficient capital;

•	our ability to continue to operate as a going concern; and

•	the continued forbearance of certain related parties from making demand for payment under certain contractual obligations of, and loans to the Company.

These statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are not required to and do not intend to update any of the forward-looking statements after the date of this Form 10-Q or to conform these statements to actual results. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-Q might not occur. Actual results, levels of activity, performance, achievements and events may vary significantly from those implied by the forward-looking statements. A description of risks that could cause our results to vary appears under "Risk Factors" and elsewhere in this Form 10-Q. The following discussion should be read together in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes thereto and the audited consolidated financial statements and notes to those statements contained in the Annual Report on Form 10-K for the year ended December 31, 2010.

OVERVIEW

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO
THE THREE MONTHS ENDED MARCH 31, 2010

CONTINUING OPERATIONS

NET REVENUE. Commensurate with the sale of our Tralliance business on September 29, 2008, we became a shell company. As a result, net revenue for both the three months ended March 31, 2011 and 2010 was $0.

GENERAL AND ADMINISTRATIVE. General and administrative expenses include only customary public company expenses, including accounting, legal, audit, insurance and other related public company costs. General and administrative expenses totaled approximately $20 thousand in the first quarter of 2011 as compared to approximately $29 thousand for the same quarter of the prior year.

RELATED PARTY TRANSACTIONS.  Related party transaction expense totaled $60 thousand for both the three months ended March 31, 2011 and 2010 and consisted of management services fees payable to Dancing Bear for accounting, finance, administrative and managerial support.

RELATED PARTY INTEREST EXPENSE. Related party interest expense for both the three months ended March 31, 2011 and 2010 was $12 thousand and consisted of interest due and payable to Dancing Bear under the Revolving Loan Agreement.

RELATED PARTY OTHER INCOME.  Related party other income consists of the minimum Earn-out payable quarterly by Tralliance Registry Management to the Company as further discussed in Note 6, “Related Party Transactions” in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.  Related party other income for the three months ended March 31, 2011 was approximately $88 thousand compared to $81 thousand for the three months ended March 31, 2010.

INCOME TAXES. No tax benefit was recorded for the losses incurred during the first quarter of 2011 or the first quarter of 2010 as we recorded a 100% valuation allowance against our otherwise recognizable deferred tax assets due to the uncertainty surrounding the timing or ultimate realization of the benefits of our net operating loss carryforwards in future periods.

DISCONTINUED OPERATIONS

The loss from discontinued operations, net of income taxes totaled $1,602 in the first quarter of 2011 as compared to a loss of $1,602 during the first quarter of 2010 and is summarized as follows:

	Computer Games	VoIP Telephony Services	Total
Three months ended March 31, 2011:
Operating expenses	—	(274)	(274)
	$—	$(274)	$(274)

	Computer Games	VoIP Telephony Services	Total
Three months ended March 31, 2010:
Operating expenses	(1,268)	(334)	(1,602)
	$(1,268)	$(334)	$(1,602)

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW ITEMS

As of March 31, 2011, we had approximately $1,567 in cash and cash equivalents as compared to approximately $2,689 as of December 31, 2010. Net cash flows provided from operating activities of continuing operations totaled approximately $14 thousand for the three months ended March 31, 2011 compared to net cash flows provided from operating activities of continuing operations of approximately $16 thousand for the three months ended March 31, 2010.

A total of approximately $15 thousand in net cash flows were used in the operating activities of discontinued operations during the first quarter of 2011 as compared to a use of approximately $17 thousand of cash in operating activities of discontinued operations during the same period of the prior year.

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

Over the last several years, the Company was able to continue operating as a going concern due principally to funding of $500 thousand received during 2008 under a Revolving Loan Agreement with an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer and a total of approximately $800 thousand received during 2009, 2010 and the first quarter of 2011 under an Earn-out Agreement with an entity also controlled by Mr. Egan.

At March 31, 2011, the Company had a net working capital deficit of approximately $3.15 million.  Such working capital deficit included (i) a total of approximately $636 thousand in principal and accrued interest owed under the aforementioned Revolving Loan Agreement; (ii) a total of $240 thousand in management service fees owed under a Master Services Agreement to an entity controlled by Mr. Egan; and (iii) an aggregate of approximately $2.288 million in unsecured accounts payable and accrued expenses owed to vendors and other non-related third parties (of which approximately $1.655 million relates to liabilities of our VoIP telephony service discontinued business).   Approximately $1.2 million of the aforementioned non-related party unsecured liabilities have been disputed by the Company.  These disputed liabilities relate primarily to telecommunications network service fees charged by several former vendors of the Company’s discontinued VoIP telephony services business during the period from 2004 to 2007 (see Note 3, “Discontinued Operations”).  These charges have been disputed by the Company primarily due to such items as incorrect quantities, rates, service dates, regulatory fees/charges, late fees and contract termination fees.   theglobe believes that its ability to continue as a going concern for any significant length of time in the future will be heavily dependent, among other things, on its ability to prevail and avoid making any payments with respect to such disputed vendor charges and/or to negotiate favorable settlements (including discounted payment and/or payment term concessions) with the aforementioned creditors.

As discussed previously, on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229 million shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6.4 million). However, the Company continues to be obligated to repay its principal borrowings totaling $500 thousand, plus accrued interest at the rate of 10% per annum (approximately $136 thousand as of March 31, 2011), due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement. All unpaid borrowings under the Revolving Loan Agreement, as amended on May 7, 2009, including accrued interest, are due and payable by the Company in one lump sum on the earlier of (i) five business days following any demand for payment, which demand can be made at any time, or (ii) the occurrence of an event of default as defined in the Revolving Loan Agreement. The Company currently has no ability to repay this loan should a demand for payment be made by the noteholder.  All borrowings under the Revolving Loan Agreement are secured by a pledge of all of the assets of the Company and its subsidiaries. After giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan now beneficially owns approximately 76% of the Company’s issued and outstanding Common Stock at March 31, 2011.

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

It is the Company’s preference to avoid filing for protection under the U.S. Bankruptcy Code. However, based upon the Company’s current financial condition as discussed above, management believes that additional debt or equity capital will need to be raised in order for theglobe to continue to operate as a going concern on a long-term basis. Such capital will be needed both to (i) fund its expected limited future net losses and (ii) repay the $636 thousand of secured debt and related accrued interest due under the Revolving Loan Agreement and the $240 thousand of management service fees due under the Master Services Agreement, and a portion of the $2.288 million unsecured indebtedness (assuming theglobe is successful in favorably resolving and settling certain disputed and non-disputed vendor charges related to such unsecured indebtedness).  Any such capital would likely come from Mr. Egan, or affiliates of Mr. Egan, as the Company currently has no access to credit facilities and had traditionally relied upon borrowings from related parties to meet short-term liquidity needs.  Any such capital raised would likely result in very substantial dilution in the number of outstanding shares of the Company’s Common Stock.

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

EFFECTS OF INFLATION

Management believes that inflation has not had a significant effect on our results of operations during 2011 and 2010.

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. At March 31, 2011 and December 31, 2010, a significant portion of our net liabilities of discontinued operations relate to charges that have been disputed by the Company and for which estimates have been required. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, and have determined there to be no reportable changes.

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

Over the last several years, the Company was able to continue operating as a going concern due principally to funding of $500 thousand received during 2008 under a Revolving Loan Agreement with an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer and a total of approximately $800 thousand received during 2009, 2010 and the first quarter of 2011 under an Earn-out Agreement with an entity also controlled by Mr. Egan.

At March 31, 2011, the Company had a net working capital deficit of approximately $3.15 million.  Such working capital deficit included (i) a total of approximately $636 thousand in principal and accrued interest owed under the aforementioned Revolving Loan Agreement; (ii) a total of $240 thousand in management service fees owed under a Master Services Agreement to an entity controlled by Mr. Egan; and (iii) an aggregate of approximately $2.288 million in unsecured accounts payable and accrued expenses owed to vendors and other non-related third parties (of which approximately $1.655 million relates to liabilities of our VoIP telephony service discontinued business).   Approximately $1.2 million of the aforementioned non-related party unsecured liabilities have been disputed by the Company.  These disputed liabilities relate primarily to telecommunications network service fees charged by several former vendors of the Company’s discontinued VoIP telephony services business during the period from 2004 to 2007 (see Note 3, “Discontinued Operations”).  These charges have been disputed by the Company primarily due to such items as incorrect quantities, rates, service dates, regulatory fees/charges, late fees and contract termination fees.   theglobe believes that its ability to continue as a going concern for any significant length of time in the future will be heavily dependent, among other things, on its ability to prevail and avoid making any payments with respect to such disputed vendor charges and/or to negotiate favorable settlements (including discounted payment and/or payment term concessions) with the aforementioned creditors.

As discussed previously, on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229 million shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6.4 million). However, the Company continues to be obligated to repay its principal borrowings totaling $500 thousand, plus accrued interest at the rate of 10% per annum (approximately $136 thousand as of March 31, 2011), due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement. All unpaid borrowings under the Revolving Loan Agreement, as amended on May 7, 2009, including accrued interest, are due and payable by the Company in one lump sum on the earlier of (i) five business days following any demand for payment, which demand can be made at any time, or (ii) the occurrence of an event of default as defined in the Revolving Loan Agreement. The Company currently has no ability to repay this loan should a demand for payment be made by the noteholder.  All borrowings under the Revolving Loan Agreement are secured by a pledge of all of the assets of the Company and its subsidiaries. After giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan now beneficially owns approximately 76% of the Company’s issued and outstanding Common Stock at March 31, 2011.

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

It is the Company’s preference to avoid filing for protection under the U.S. Bankruptcy Code. However, based upon the Company’s current financial condition as discussed above, management believes that additional debt or equity capital will need to be raised in order for theglobe to continue to operate as a going concern on a long-term basis. Such capital will be needed both to (i) fund its expected limited future net losses and (ii) repay the $636 thousand of secured debt and related accrued interest due under the Revolving Loan Agreement and the $240 thousand of management service fees due under the Master Services Agreement, and a portion of the $2.288 million unsecured indebtedness (assuming theglobe is successful in favorably resolving and settling certain disputed and non-disputed vendor charges related to such unsecured indebtedness).  Any such capital would likely come from Mr. Egan, or affiliates of Mr. Egan, as the Company currently has no access to credit facilities and had traditionally relied upon borrowings from related parties to meet short-term liquidity needs.  Any such capital raised would likely result in very substantial dilution in the number of outstanding shares of the Company’s Common Stock.

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

WE MAY NOT BE SUCCESSFUL IN SETTLING DISPUTED VENDOR CHARGES.

Our balance sheet at March 31, 2011 includes certain material estimated liabilities related to disputed vendor charges incurred primarily as the result of the failure and subsequent shutdown of our discontinued VoIP telephony services business.  These disputed liabilities relate mainly to telecommunications network service fees charged by several former vendors during the period from 2004 to 2007.  These charges have been disputed by the Company due to such items as incorrect quantities, rates, service dates, regulatory fees/charges, late fees and contract termination charges.  Although we are seeking to resolve and settle these disputed charges for amounts substantially less than recorded amounts, there can be no assurances that we will be successful in this regard. Additionally, the legal and administrative costs of resolving these disputed charges may be expensive. An adverse outcome in any of these matters could materially and adversely affect our financial position, utilize a significant portion of our cash resources and/or require additional capital to be infused into the Company, and adversely affect our ability to continue to operate as a going concern. See Note 3, “Discontinued Operations” in the Notes to Unaudited Condensed Consolidated Financial Statements for further details.

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

Our Chairman and Chief Executive Officer, Mr. Michael Egan, is an officer or director of other companies. Mr. Egan became our Chief Executive Officer effective June 1, 2002. Mr. Egan is also the controlling investor of The Registry Management Company, LLC, Dancing Bear Investments, Inc., E&C Capital Partners LLLP, and E&C Capital Partners II, LLC, which are our largest stockholders. Mr. Egan is also the controlling investor of Certified Vacations Group, Inc., License Holdings, LLC and Labigroup Holdings, LLC, entities which have had various ongoing business relationships with the Company. Additionally, Mr. Egan is the controlling investor of Tralliance Registry Management Company, LLC, an entity which has recently acquired our Tralliance business.

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

RISKS RELATING TO OUR COMMON STOCK

WE ARE CONTROLLED BY OUR CHAIRMAN.

On September 29, 2008, in connection with the sale of Tralliance, the Company issued 229 million shares of its Common Stock to Registry Management, an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer. Previously on June 10, 2008, Dancing Bear Investments, Inc., also an entity controlled by Mr. Egan, converted an aggregate of $400 thousand of outstanding convertible secured promissory notes due to them by the Company into 40 million shares of our Common Stock. As a result of the issuance of the 269 million shares under the transactions described above, Mr. Egan’s beneficial ownership has been increased to approximately 76% of the Company’s Common Stock. Accordingly, Mr. Egan is now in a position to control the vote on all corporate actions in the future.

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

(c) Repurchases.

None.

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

theglobe.com, inc.

Dated : May 6, 2011	By:	/s/ Michael S. Egan
Michael S. Egan
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Edward A. Cespedes
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