Form 10-K
period 2011-12-31
THEGLOBE COM INC
filed 2012-03-28
CIK 1066684

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

☒   Yes  ☐ No

Aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of the close of business as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2011: $138,560.*

*Includes voting stock held by third parties, which may be deemed to be beneficially owned by affiliates, but for which such affiliates have disclaimed beneficial ownership.

The number of shares outstanding of the Registrant's Common Stock, $.001 par value (the "Common Stock") as of March 7, 2012 was 441,484,838.

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

PART I

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

theglobe.com, inc. (the “Company” or “theglobe”) was incorporated on May 1, 1995 (inception) and commenced operations on that date. Originally, theglobe was an online community with registered members and users in the United State and abroad. As more fully discussed in the section below entitled “Sale of Tralliance and Share Issuance,” on September 29, 2008, theglobe consummated the sale of the business and substantially all of the assets of its Tralliance Corporation subsidiary (“Tralliance”) to Tralliance Registry Management Company, LLC (“Tralliance Registry Management”), an entity controlled by Michael S. Egan, the Company’s Chairman and Chief Executive Officer.  As a result of and on the effective date of the sale of its Tralliance business, which was theglobe’s last remaining operating business, theglobe became a “shell company,” as that term is defined in Rule 12b-2 of the Exchange Act, with no material operations or assets.  At the present time, theglobe has no plans to acquire or start-up any new businesses.

As part of the consideration for the sale of its Tralliance business, theglobe received earn-out rights from Tralliance Registry Management (as described below, the “Earn-Out”), which rights constitute the only source income for theglobe as a shell company.  As a shell company, theglobe’s operating expenses have consisted primarily of, and are expected to continue to consist primarily of, customary public company expenses, including personnel, accounting, financial reporting, legal, audit and other related public company costs.

As of December 31, 2011, as reflected in our accompanying Consolidated Balance Sheet, our current liabilities significantly exceed our total assets.  Additionally, we received a report from our independent registered public accountants, relating to our December 31, 2011 audited financial statements, containing an explanatory paragraph regarding our ability to continue as a going concern. It is the Company’s preference to avoid filing for protection under the U.S. Bankruptcy Code.  However, unless the Company is successful in restructuring or settling its current liabilities and/or raising additional debt or equity securities, it may not be able to continue to operate as a going concern for any significant length of time in the future.  Notwithstanding the above, theglobe currently intends to continue as a public company and make all the requisite filings under the Securities and Exchange Act of 1934.

SALE OF TRALLIANCE AND SHARE ISSUANCE

On September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management and (ii) issued 229 million shares of its Common Stock (the “Shares”) to The Registry Management Company, LLC (“Registry Management”), (the “Purchase Transaction”).  Tralliance Registry Management and Registry Management are entities directly or indirectly controlled by Michael S. Egan, our Chairman and Chief Executive Officer and principal stockholder, and each of our two remaining executive officers and Board members, Edward A. Cespedes, our President, and Robin Segaul Lebowitz, our Vice President of Finance, own a minority interest in Registry Management.  After giving effect to the closing of the Purchase Transaction, and the issuance of the Shares thereunder, Mr. Egan beneficially owns approximately 76% of the Company’s Common Stock at December 31, 2011.

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

In connection with the closing of the Purchase Transaction, the Company entered into a Master Services Agreement (“Services Agreement”) with Dancing Bear Investments, Inc. (“Dancing Bear”), an entity which is controlled by Mr. Egan.  Under the terms of the Services Agreement, for a fee of $20 thousand per month ($240 thousand per annum), Dancing Bear provides personnel and services to the Company so as to enable it to continue its existence as a public company without the necessity of any full-time employees of its own.  The Services Agreement had an initial term of one year and was renewed for additional one year terms during 2009, 2010 and 2011.  Services under the Services Agreement include, without limitation, accounting, assistance with financial reporting, accounts payable, treasury/financial planning, record retention and secretarial and investor relations functions.

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

In March 2007, management and the Board of Directors of the Company made the decision to cease all activities related to its Computer Games businesses, including discontinuing the operations of its magazine publications, game distribution business and related websites.  The Company’s decision to shutdown its Computer Games businesses was based primarily on the historical losses sustained by these businesses during 2004 through 2006 and management’s expectations of continued future losses.  As of December 31, 2011, all elements of its computer games business shutdown plan have been completed by the Company.

VOIP TELEPHONY SERVICES BUSINESS

In November 2002 and May 2003, the Company acquired certain Voice over Internet Protocol (“VoIP”) assets and businesses and entered the VoIP telephony market place.  During 2003, the Company launched its first suite of consumer and business level VoIP services.  The Company launched its browser-based VoIP product during 2004.  These services allowed customers to communicate using VoIP technology for dramatically reduced pricing compared to traditional telephony networks.  The services also offered traditional telephony features such as voicemail, caller ID, call forwarding, and call waiting for no additional cost to the customer, as well as incremental services that were not then supported by the public switched telephone network (“PSTN”) like the ability to use numbers remotely and voicemail to email services.

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

In March 2007, management and the Board of Directors decided to discontinue the operating, research and development activities of its VoIP telephony services business and terminate all of the remaining employees of the business.   The Company’s decision to discontinue the operations of its VoIP telephony services business was based primarily on the historical losses sustained by the business during 2003 through 2006, management’s expectations of continued losses for the foreseeable future and estimates of the amount of capital required to attempt to successfully monetize its business.  As of December 31, 2011, all significant elements of its VoIP telephony services business shutdown plan have been completed by the Company, except for the resolution of certain vendor disputes and the payment of remaining outstanding vendor payables, aggregating approximately $1.6 million at December 31, 2011.

EMPLOYEES

As of March 1, 2012, we had no employees other than our executive officers.  Each of our executive officers are officers or directors of other companies, certain of which have ongoing business relationships with the Company.  Our executive officers currently devote very limited time to our business and receive no compensation from us.

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

Over the last several years, the Company was able to continue operating as a going concern due principally to funding of $500 thousand received during 2008 under a Revolving Loan Agreement with an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer (See Note 5, “Debt” in the accompanying Notes to Consolidated Financial Statements for further details) and total proceeds of approximately $1.069 million received during 2009, 2010 and 2011 under an Earn-out Agreement with an entity also controlled by Mr. Egan, as well as the forebearance of its creditors.

At December 31, 2011, the Company had a net working capital deficit of approximately $3.2 million.  Such working capital deficit included (i) a total of approximately $673 thousand in principal and accrued interest owed under the aforementioned Revolving Loan Agreement; (ii) a total of approximately $291 thousand in management service fees owed under a Master Services Agreement to an entity controlled by Mr. Egan, and (iii) an aggregate of approximately $2.2 million in unsecured accounts payable and accrued expenses owed to vendors and other non-related third parties (of which approximately $1.6 million relates to liabilities of our VoIP telephony service discontinued business). Approximately $1.2 million of the aforementioned non-related party unsecured liabilities have been disputed by the Company. These disputed liabilities relate primarily to telecommunications network service fees charged by several former vendors of the Company’s discontinued VoIP telephony services business during the period from 2004 to 2007 (see Note 3, “Discontinued Operations” in the accompanying Notes to Consolidated Financial Statements). These charges have been disputed by the Company primarily due to such items as incorrect quantities, rates, service dates, regulatory fees/charges, late fees and contract termination charges. theglobe believes that its ability to continue as a going concern for any significant length of time in the future will be heavily dependent, among other things, on the continued forebearance of Mr. Egan and related entities in making demand for payment for amounts outstanding under the Revolving Loan Agreement and the Master Services Agreement, and its ability to prevail and avoid making any payments with respect to such disputed vendor charges and/or to negotiate favorable settlements (including deeply discounted payment and/or payment term concessions) with the aforementioned creditors.

As discussed previously, on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229 million shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6.4 million). However, the Company continues to be obligated to repay its principal borrowings totaling $500 thousand, plus accrued interest at the rate of 10% per annum (approximately $173 thousand as of December 31, 2011), due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement. All unpaid borrowings under the Revolving Loan Agreement, as amended on May 7, 2009, including accrued interest, are due and payable by the Company in one lump sum on the earlier of (i) five business days following demand for payment, which demand can be made at anytime, or (ii) the occurrence of an event of default as defined in the Revolving Loan Agreement. The Company currently has no ability to repay this loan should a demand for payment be made by the noteholder.  All borrowings under the Revolving Loan Agreement are secured by a pledge of all of the assets of the Company and its subsidiaries. Immediately after giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan beneficially owned approximately 76% of the Company’s Common Stock and continues to beneficially own such amount at December 31, 2011.

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

Immediately following the closing of the Purchase Transaction, theglobe became a shell company with no material operations or assets, and no source of income other than under the Earn-out. As a shell company, theglobe’s operating expenses have consisted primarily of and are expected to continue to consist primarily of expenses incurred under the aforementioned Master Services Agreement and other customary public company expenses, including legal, audit and other miscellaneous public company costs.

As a shell company, management believes that theglobe will most likely continue to incur net losses for the foreseeable future. However, assuming that no significant unplanned costs are incurred and the Company is successful in minimizing legal costs and defending itself against the allegations made in the Complaint filed against itself by the Distribution Trustee of the SendTec Distribution Trust (see Note 8. Litigation in the accompanying Notes to Consolidated Financial Statements), management believes that theglobe’s future losses will be limited. Further, in the event that Registry Management is successful in substantially increasing net revenue derived from “.travel” name registrations (and as the result maximizing theglobe’s Earn-out revenue) in the future, theglobe’s prospects for achieving profitability will be enhanced.  To date the Company has earned and received only the minimum payments pursuant to the Earn-out.

It is the Company’s preference to avoid filing for protection under the U.S. Bankruptcy Code. However, based upon the Company’s current financial condition as discussed above, management believes that additional debt or equity capital will need to be raised in order for theglobe to continue to operate as a going concern on a long-term basis. Such capital will be needed both to (i) fund its expected limited future net losses and (ii) repay the $673 thousand of secured debt and related accrued interest due under the Revolving Loan Agreement and the $291 thousand of management services fees due under the Master Services Agreement, and a portion of the $2.2 million unsecured indebtedness (assuming theglobe is successful in favorably resolving and settling certain disputed and non-disputed vendor charges related to such unsecured indebtedness).  Any such capital would likely come from Mr. Egan, or affiliates of Mr. Egan, as the Company currently has no access to credit facilities and had traditionally relied upon borrowings from related parties to meet short-term liquidity needs.  Any such capital raised would likely result in very substantial dilution in the number of outstanding shares of the Company’s Common Stock.

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

WE MAY NOT BE SUCCESSFUL IN SETTLING DISPUTED VENDOR CHARGES.

Our balance sheet at December 31, 2011 includes certain material estimated liabilities related to disputed vendor charges incurred primarily as the result of the failure and subsequent shutdown of our discontinued VoIP telephony services business. These disputed liabilities relate mainly to telecommunications network service fees charged by several former vendors during the period from 2004 to 2007. These charges have been disputed by the Company due to such items as incorrect quantities, rates, service dates, regulatory fees/charges, late fees and contract termination charges. Although we are seeking to resolve and settle these disputed charges for amounts substantially less than recorded amounts, there can be no assurances that we will be successful in this regard. Additionally, the legal and administrative costs of resolving these disputed charges may be expensive. An adverse outcome in any of these matters could materially and adversely affect our financial position, utilize a significant portion of our cash resources and/or require additional capital to be infused into the Company, and adversely affect our ability to continue to operate as a going concern. See Note 3, “Discontinued Operations” in the Notes to Consolidated Financial Statements for future details.

OUR NET OPERATING LOSS CARRYFORWARDS MAY BE SUBSTANTIALLY LIMITED.

As of December 31, 2011, we had net operating loss carryforwards which may be potentially available for U.S. tax purposes of approximately $166 million. These carryforwards expire through 2031. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Due to various significant changes in our ownership interests, as defined in the Internal Revenue Code of 1986, as amended, that occurred prior to December 31, 2008, we have substantially limited the availability of our net operating loss carryforwards.

OUR OFFICERS, INCLUDING OUR CHAIRMAN AND CHIEF EXECUTIVE OFFICER AND PRESIDENT HAVE OTHER INTERESTS; WE HAVE CONFLICTS OF INTEREST WITH OUR DIRECTORS; ALL OF OUR DIRECTORS ARE EMPLOYEES OR STOCKHOLDERS OF THE COMPANY OR AFFILIATES OF OUR LARGEST STOCKHOLDER.

Our Chairman and Chief Executive Officer, Mr. Michael Egan, is an officer or director of other companies. Mr. Egan became our Chief Executive Officer effective June 1, 2002. Mr. Egan is also the controlling investor of The Registry Management Company, LLC, Dancing Bear Investments, Inc., E&C Capital Partners LLLP, and E&C Capital Partners II, LLC, which are our largest stockholders. Mr. Egan is also the controlling investor of Certified Vacations Group, Inc., License Holdings, LLC and Labigroup Holdings, LLC, entities which have had various ongoing business relationships with the Company. Additionally, Mr. Egan is the controlling investor of Tralliance Registry Management Company, LLC, the entity that acquired our Tralliance business.

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

RISKS RELATING TO OUR COMMON STOCK

WE ARE CONTROLLED BY OUR CHAIRMAN.

On September 29, 2008, in connection with the sale of Tralliance, the Company issued 229 million shares of its Common Stock to Registry Management, an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer. Previously on June 10, 2008, Dancing Bear Investments, Inc., also an entity controlled by Mr. Egan, converted an aggregate of $400 thousand of outstanding convertible secured promissory notes due to them by the Company into 40 million shares of our Common Stock. As a result of the issuance of the 269 million shares under the transactions described above, Mr. Egan’s beneficial ownership increased to approximately 76% of the Company’s Common Stock and he continues to beneficially own such amount as of December 31, 2011. Accordingly, Mr. Egan is now in a position to control the vote on all corporate actions in the future.

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

ITEM 3. LEGAL PROCEEDINGS

On October 14, 2011, the Company received a summons in the adversary proceeding dated October 11, 2011 (the “Summons”) from the U.S. Bankruptcy Court, Middle District of Florida (the “Court”). The Summons required the Company to submit a motion or answer to a complaint that was attached to the Summons (the “Complaint”) to the Court by November 10, 2011. The Complaint was filed against the Company by the Distribution Trustee of the Distribution Trust created under the Confirmed Plan of Reorganization of SendTec, Inc. (formerly RelationServe Media, Inc.) (“Distribution Trust”) on June 15, 2011.

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

The Company has filed a motion to dismiss the lawsuit on several grounds and in the alternative or a more definite statement. The Court has set a hearing on the motion to dismiss for April 2012.

The Company intends to vigorously defend itself against the allegations made in the Complaint. However, we have very limited cash resources and the legal costs that may be incurred in the defense and resolution of this matter alone could adversely affect our ability to continue as a going concern.

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

The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. The parties in the coordinated cases, including ours, reached a settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including theglobe. On October 5, 2009, the Court granted final approval of the settlement. The settlement approval was appealed to the United States Court of Appeals for the Second Circuit. One appeal was dismissed and the second appeal was remanded to the district court to determine if the appellant is a class member with standing to appeal. The District Court ruled that the appellant lacks standing to appeal. The appellant appealed the District Court’s decision to the Second Circuit. Subsequently, appellant entered into a settlement agreement with counsel for the plaintiff class pursuant to which he dismissed his appeal with prejudice. As a result, the settlement among the parties in the IPO Litigation is final and the case against theglobe.com and the Individual Defendants is concluded.

The Company is currently a party to certain other claims and disputes arising in the ordinary course of business, including certain disputes related to vendor charges incurred by its discontinued VoIP telephony services business. The Company believes that it has recorded adequate accruals on its balance sheet to cover such disputed charges, totaling approximately $1.2 million, and is seeking to resolve and settle such disputed charges for amounts substantially less than recorded amounts. An adverse outcome in any of these matters, however, could materially and adversely affect our financial position and prospects, utilizing all or a significant portion of our limited cash resources, and adversely affect our ability to continue as a going concern.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

	2011		2010
	High	Low	High	Low
Fourth Quarter	$0.00	$0.00	$0.00	$0.00
Third Quarter	$0.00	$0.00	$0.00	$0.00
Second Quarter	$0.00	$0.00	$0.01	$0.00
First Quarter	$0.01	$0.00	$0.01	$0.00

HOLDERS OF COMMON STOCK

We had approximately 622 holders of record of Common Stock as of March 7, 2012. This does not reflect persons or entities that hold Common Stock in nominee or "street" name through various brokerage firms.

DIVIDENDS

We have not paid any cash dividends on our Common Stock since our inception and do not intend to pay dividends in the foreseeable future. Our board of directors will determine if we pay any future dividends.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS AS OF DECEMBER 31, 2011

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation plans approved by security holders	6,962,500	$0.26	4,956,720

Equity Compensation plans not approved by security holders	6,540,000	$0.07	4,525,141

Total	13,502,500	$0.17	9,481,861

Equity compensation plans not approved by security holders consist of the following:

•	1,750,000 shares of Common Stock of theglobe.com, inc., to be issued to Edward A. Cespedes upon exercise of stock options pursuant to the Non-Qualified Stock Option Agreement dated August 12, 2002 at an exercise price of $0.02 per share. These stock options vested immediately and have a life of ten years from date of grant.

•	2,500,000 shares of Common Stock of theglobe.com, inc., to be issued to Michael S. Egan upon exercise of stock options pursuant to the Non-Qualified Stock Option Agreement dated August 12, 2002 at an exercise price of $0.02 per share. These stock options vested immediately and have a life of ten years from date of grant.

•	500,000 shares of Common Stock of theglobe.com, inc., to be issued to Robin S. Lebowitz upon exercise of stock options pursuant to the Non-Qualified Stock Option Agreement dated August 12, 2002 at an exercise price of $0.02 per share. These stock options vested immediately and have a life of ten years from date of grant.

•	In September 2003, the Company established the 2003 Sales Representative Stock Option Plan (the “2003 Plan”) and in August 2004 the Company established the 2004 Stock Incentive Plan (the “2004 Plan”). A total of 1,790,000 shares of Common Stock of theglobe.com, inc. are issuable to a former employee upon exercise of stock options granted under the 2003 and 2004 Plans. See Note 6, “Stock Option Plans” in the accompanying Notes to Consolidated Financial Statements for a description of the material features of the 2003 and 2004 Plans.

STOCK PERFORMANCE GRAPH

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we have elected scaled disclosure reporting and therefore are not required to provide the stock performance graph.

RECENT SALES OF UNREGISTERED SECURITIES

(a)  Unregistered Sales of Equity Securities.

There were no unregistered sales of equity securities during the year ended December 31, 2011.

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

As part of the consideration for the sale of its Tralliance business, theglobe received earn-out rights from Tralliance Registry Management (“Earn-Out”), which constitutes the only source of income for theglobe as a shell company.  theglobe’s operating expenses as a shell company consist primarily of customary public company expenses, including personnel, accounting, financial reporting, legal, audit and other related public company costs.

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

BASIS OF PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS; GOING CONCERN

We received a report from our independent registered public accountants, relating to our December 31, 2011 audited consolidated financial statements, containing an explanatory paragraph regarding our ability to continue as a going concern.   As a shell company, management believes that theglobe will not be able to generate operating cash flows sufficient to fund its operations and pay its existing current liabilities (including those liabilities related to its discontinued operations) in the foreseeable future.  Based upon our current limited cash resources and without the infusion of additional capital and/or the continued indulgence of its creditors, management does not believe the Company can operate as a going concern beyond a short period of time.  See “Future and Critical Need for Capital” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details.

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

YEAR ENDED DECEMBER 31, 2011 COMPARED TO YEAR ENDED DECEMBER 31, 2010

CONTINUING OPERATIONS

NET REVENUE.  Commensurate with the sale of our Tralliance business on September 29, 2008, we became a shell company. As a result, net revenue for the years ended December 31, 2011 and 2010 was $0.

GENERAL AND ADMINISTRATIVE.   General and administrative expenses include only those customary public company expenses, including outside legal and audit fees, insurance and other related public company costs.  General and administrative expenses totaled approximately $105 thousand for the year ended December 31, 2011, as compared to approximately $113 thousand for the year ended December 31, 2010.

RELATED PARTY TRANSACTIONS.  Related party transaction expense totaled $240 thousand for both the years ended December 31, 2011 and 2010 and consisted of management services fees payable to Dancing Bear for accounting, finance, administrative and managerial support.

RELATED PARTY INTEREST EXPENSE.  Related party interest expense for both the years ended December 31, 2011 and 2010 was $50 thousand and consisted of interest due and payable to Dancing Bear under the Revolving Loan Agreement.

RELATED PARTY OTHER INCOME.   Related party other income consists of the minimum Earn-Out payable quarterly by Tralliance Registry Management to the Company.  Related party other income for the year ended December 31, 2011 was approximately $356 thousand as compared to $331 thousand for the year ended December 31, 2010.

INCOME TAXES.  The provision for income taxes for the year ended December 31, 2010 was a benefit of approximately $13 thousand related to a federal income tax refund received during this period.

DISCONTINUED OPERATIONS

A loss from discontinued operations of $523 was reported for the year ended December 31, 2011 as compared to a loss of $1,752 reported for the year ended December 31, 2010, and is summarized as follows:

	Year Ended December 31,
	2011	2010

Loss from discontinued operations, net of tax:
Computer Games	$—	$(1,268)
VoIP Telephony Services	(523)	(484)
Total Loss from discontinued operations, net of tax	$(523)	$(1,752)

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

Over the last several years, the Company was able to continue operating as a going concern due principally to funding of $500 thousand received during 2008 under a Revolving Loan Agreement with an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer (See Note 5, “Debt” in the accompanying Notes to Consolidated Financial Statements for further details) and total proceeds of approximately $1.069 million received during 2009, 2010 and 2011 under an Earn-out Agreement with an entity also controlled by Mr. Egan, as well as the forebearance of its creditors.

At December 31, 2011, the Company had a net working capital deficit of approximately $3.2 million.  Such working capital deficit included (i) a total of approximately $673 thousand in principal and accrued interest owed under the aforementioned Revolving Loan Agreement; (ii) a total of approximately $291 thousand in management service fees owed under a Master Services Agreement to an entity controlled by Mr. Egan, and (iii) an aggregate of approximately $2.2 million in unsecured accounts payable and accrued expenses owed to vendors and other non-related third parties (of which approximately $1.6 million relates to liabilities of our VoIP telephony service discontinued business). Approximately $1.2 million of the aforementioned non-related party unsecured liabilities have been disputed by the Company. These disputed liabilities relate primarily to telecommunications network service fees charged by several former vendors of the Company’s discontinued VoIP telephony services business during the period from 2004 to 2007 (see Note 3, “Discontinued Operations” in the accompanying Notes to Consolidated Financial Statements). These charges have been disputed by the Company primarily due to such items as incorrect quantities, rates, service dates, regulatory fees/charges, late fees and contract termination charges. theglobe believes that its ability to continue as a going concern for any significant length of time in the future will be heavily dependent, among other things, on the continued forebearance of Mr. Egan and related entities in making demand for payment for amounts outstanding under the Revolving Loan Agreement and the Master Services Agreement, and its ability to prevail and avoid making any payments with respect to such disputed vendor charges and/or to negotiate favorable settlements (including deeply discounted payment and/or payment term concessions) with the aforementioned creditors.

As discussed previously, on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229 million shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6.4 million). However, the Company continues to be obligated to repay its principal borrowings totaling $500 thousand, plus accrued interest at the rate of 10% per annum (approximately $173 thousand as of December 31, 2011), due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement. All unpaid borrowings under the Revolving Loan Agreement, as amended on May 7, 2009, including accrued interest, are due and payable by the Company in one lump sum on the earlier of (i) five business days following demand for payment, which demand can be made at anytime, or (ii) the occurrence of an event of default as defined in the Revolving Loan Agreement. The Company currently has no ability to repay this loan should a demand for payment be made by the noteholder.  All borrowings under the Revolving Loan Agreement are secured by a pledge of all of the assets of the Company and its subsidiaries. Immediately after giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan beneficially owned approximately 76% of the Company’s Common Stock and continues to beneficially own such amont at December 31, 2011.

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

Immediately following the closing of the Purchase Transaction, theglobe became a shell company with no material operations or assets, and no source of income other than under the Earn-out. As a shell company, theglobe’s operating expenses have consisted primarily of and are expected to continue to consist primarily of expenses incurred under the aforementioned Master Services Agreement and other customary public company expenses, including legal, audit and other miscellaneous public company costs.

As a shell company, management believes that theglobe will most likely continue to incur net losses for the foreseeable future. However, assuming that no significant unplanned costs are incurred and the Company is successful in minimizing legal costs and defending itself against the allegations made in the Complaint filed against itself by the Distribution Trustee of the SendTec Distribution Trust (see Note 8. Litigation in the accompanying Notes to Consolidated Financial Statements), management believes that theglobe’s future losses will be limited. Further, in the event that Registry Management is successful in substantially increasing net revenue derived from “.travel” name registrations (and as the result maximizing theglobe’s Earn-out revenue) in the future, theglobe’s prospects for achieving profitability will be enhanced.  To date the Company has earned and received only the minimum payments pursuant to the Earn-out.

It is the Company’s preference to avoid filing for protection under the U.S. Bankruptcy Code. However, based upon the Company’s current financial condition as discussed above, management believes that additional debt or equity capital will need to be raised in order for theglobe to continue to operate as a going concern on a long-term basis. Such capital will be needed both to (i) fund its expected limited future net losses and (ii) repay the $673 thousand of secured debt and related accrued interest due under the Revolving Loan Agreement and the $291 thousand of management services fees due under the Master Services Agreement, and a portion of the $2.2 million unsecured indebtedness (assuming theglobe is successful in favorably resolving and settling certain disputed and non-disputed vendor charges related to such unsecured indebtedness).  Any such capital would likely come from Mr. Egan, or affiliates of Mr. Egan, as the Company currently has no access to credit facilities and had traditionally relied upon borrowings from related parties to meet short-term liquidity needs.  Any such capital raised would likely result in very substantial dilution in the number of outstanding shares of the Company’s Common Stock.

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

CASH FLOW ITEMS

YEAR ENDED DECEMBER 31, 2011 COMPARED TO YEAR ENDED DECEMBER 31, 2010

As of December 31, 2011, theglobe had $1,354 in cash and cash equivalents as compared to $2,689 as of December 31, 2010.  Net cash flows provided from operating activities of continuing operations totaled approximately $59 thousand for the year ended December 31, 2011 as compared to net cash flows of approximately $63 thousand provided for the year ended December 31, 2010.

Approximately $61 thousand in net cash flows were used in operating activities of discontinued operations during the year ended December 31, 2011 as compared to a net cash flow usage of approximately $62 thousand during the year ended December 31, 2010. Substantially all of the cash flow usage during 2011 and 2010 related to the payment of old VoIP telephony service business legal bills.

CONTRACTUAL OBLIGATIONS

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we have elected scaled disclosure reporting and therefore are not required to provide the table required by (a)(5) of this Item.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2011, we did not have any material off-balance sheet arrangements that have or are reasonably likely to have a material effect on our current or future financial condition, revenues or expenses, results of operations, liquidity, or capital resources.

EFFECTS OF INFLATION

Management believes that inflation has not had a significant effect on our results of operations during 2011 and 2010.

MANAGEMENT'S DISCUSSION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. At December 31, 2011, a significant portion of our net liabilities of discontinued operations relate to charges that have been disputed by the Company and for which estimates have been required.  Additionally, certain liabilities of our continuing operations, including federal and state income taxes payable, have required the use of estimates. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. Certain of our accounting policies require higher degrees of judgment than others in their application. These include valuation of accounts receivable from related party, and valuations of accounts payable and accrued expenses.

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

We have audited the accompanying consolidated balance sheets of theglobe.com, inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of theglobe.com, inc. and Subsidiaries as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying 2011 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has historically suffered significant net losses, has an accumulated deficit of approximately $298 million and has sold its last remaining operating business.  These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Marcum LLP

Fort Lauderdale, Florida

March 28, 2012

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010
ASSETS

Current Assets:
Cash	$1,354	$2,689
Prepaid expenses	4,972	6,315

Total current assets	6,326	9,004

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable due to related party	$291,070	$238,320
Accounts payable	178,184	178,084
Accrued expenses and other current liabilities	443,532	449,877
Accrued interest due to related party	173,233	123,233
Notes payable due to related party	500,000	500,000
Liabilities of discontinued operations	1,609,556	1,669,556

Total current liabilities	3,195,575	3,159,070

Stockholders' Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 441,484,838 shares issued at December 31, 2011 and December 31, 2010	441,485	441,485

Additional paid in capital	294,301,845	294,301,845
Accumulated deficit	(297,932,579)	(297,893,396)

Total stockholders' deficit	(3,189,249)	(3,150,066)

Total liabilities and stockholders' deficit	$6,326	$9,004

See notes to consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010

Net Revenue	$—	$—

Operating Expenses:
General and administrative	104,928	113,319
Related party transactions	240,000	240,000
Total Operating Expenses	344,928	353,319

Operating Loss from Continuing Operations	(344,928)	(353,319)

Other Income (Expense), net:
Related party interest expense	(50,000)	(50,000)
Interest income (expense), net	—	(640)
Related party other income	356,250	331,250
Other income	18	—
	306,268	280,610

Loss from Continuing Operations Before Income Tax Benefit	(38,660)	(72,709)

Income Tax Benefit	—	(13,294)
Loss from Continuing Operations	(38,660)	(59,415)

Loss Income from Discontinued Operations, net of tax	(523)	(1,752)

Net Loss	$(39,183)	$(61,167)

Net Loss Per Share:
Basic and Diluted:
Continuing Operations	$—	$—
Discontinued Operations	$—	$—
Net Loss Per Share	$—	$—

Weighted Average Common Shares Outstanding	441,484,838	441,484,838

See notes to consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2009	441,484,838	$441,485	$294,301,845	$(297,832,229)	$(3,088,899)

Year Ended December 31, 2010:
Net loss	—	—	—	(61,167)	(61,167)
Year Ended December 31, 2010:	441,484,838	441,485	294,301,845	(297,893,396)	(3,150,066)

Year Ended December 31, 2011:
Net Loss	—	—	—	(39,183)	(39,183)
Balance, December 31, 2011	441,484,838	441,485	294,301,845	(297,932,579)	(3,189,249)

See notes to consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(39,183)	$(61,167)
Loss from discontinued operations	523	1,752
Net loss from continuing operations	(38,660)	(59,415)

Adjustments to reconcile net loss from continuing operations to net cash flows provided by (used in) operating activities:

Changes in operating assets and liabilities:
Prepaid and other current assets	1,343	657
Accounts payable to related party	52,750	118,320
Accounts payable	100	(6,395)
Accrued expenses and other current liabilities	(6,345)	15
Accrued interest due to related party	50,000	50,000
Deferred income – related party	—	(40,000)

Net cash flows provided by operating activities of continuing operations	59,188	63,182
Net cash flows used in operating activities of discontinued operations	(60,523)	(61,752)
Net cash flows provided by (used in) operating activities	(1,335)	1,430

Net change in cash & cash equivalents	(1,335)	1,430
Cash & cash equivalents at beginning of period	2,689	1,259

Cash & cash equivalents at end of period	$1,354	$2,689

See notes to consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE COMPANY

theglobe.com, inc. (the “Company” or “theglobe”) was incorporated on May 1, 1995 (inception) and commenced operations on that date.  Originally, theglobe was an online community with registered members and users in the United States and abroad.  However, due to the deterioration of the online advertising market, the Company was forced to restructure and ceased the operations of its online community on August 15, 2001.  The Company then sold most of its remaining online and offline properties.  The Company continued to operate its Computer Games print magazine and the associated CGOnline website, as well as the e-commerce games distribution business of Chips & Bits.  On June 1, 2002, Chairman Michael S. Egan and Director Edward A. Cespedes became Chief Executive Officer and President of the Company, respectively.  On November 14, 2002, the Company entered into the Voice over Internet Protocol (“VoIP”) business by acquiring certain VoIP assets.

On May 9, 2005, the Company exercised an option to acquire all of the outstanding capital stock of Tralliance Corporation (“Tralliance”), an entity which had been designated as the registry for the “.travel” top-level domain through an agreement with the Internet Corporation for Assigned Names and Numbers (“ICANN”).

As more fully discussed in Note 3 “Discontinued Operations,” in March 2007, management and the Board of Directors of the Company made the decision to (i) cease all activities related to its computer games businesses, including discontinuing the operations of its magazine publications, games distribution business and related websites; and (ii) discontinue the operating, research and development activities of its VoIP telephony services business and terminate all of the remaining employees of that business.

On September 29, 2008, the Company sold its Tralliance business and issued 229,000,000 shares of its Common Stock to a company controlled by Michael S. Egan, the Company’s Chairman and Chief Executive Officer (the “Purchase Transaction”). As a result of the sale of its Tralliance business, the Company became a shell company (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934) with no material operations or assets.  The Company presently intends to continue as a public company and make all the requisite filings under the Securities and Exchange Act of 1934.  However, certain matters, as more fully discussed in Note 2, “Liquidity and Going Concern Considerations,” raise substantial doubt about the Company’s ability to continue as a going concern.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions relate to estimates of collectability of accounts receivable from related party, valuations of accounts payable and accrued expenses and other factors.  At December 31, 2011 and 2010, a significant portion of our liabilities of discontinued operations relate to charges that have been disputed by the Company and for which estimates have been required.  Actual results could differ from those estimates. In addition, the accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business (See Note 2, “Liquidity and Going Concern Considerations”).

PREPAID EXPENSES

Prepaid expenses at December 31, 2011 and 2010 consist primarily of prepaid insurance, which is amortized to expense over the policy periods.

FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB Accounting Standards Codification Topic on Fair Value Measurements and Disclosure (“ASC 820”) requires that the Company disclose estimated fair values of its financial instruments.  The carrying amount of certain of the Company's financial instruments, including cash, accounts payable and accrued expenses, are a reasonable estimate of their fair values at December 31, 2011 and 2010, respectively, due to their short maturities.

RELATED PARTY OTHER INCOME

Commensurate with the sale of its former Tralliance business on September 29, 2008, the Company entered into an Earn-out Agreement with Tralliance Registry Management, the purchaser of Tralliance’s business. Under the terms of the Earn-out Agreement, Tralliance Registry Management agreed to pay the Company an earn-out equal to 10% of Tralliance Registry Management’s “net revenue” (as defined) derived from “.travel” names registered by Tralliance Registry Management from September 29, 2008 through May 5, 2015 (the “Earn-out”). The minimum Earn-out amount payable under the Earn-out Agreement was $300,000 in the first year and increases by $25,000 in each subsequent year (prorated for the final year of the Earn-out). The minimum Earn-out amounts due for each year are payable to the Company on a quarterly basis. Incremental Earn-out payments are to be determined and paid to the Company on an annual basis to the extent that 10% of Tralliance Registry Management’s “net revenue” (as defined) exceeds the minimum Earn-out amount payable for such year. For the first three annual Earn-out periods that were completed on September 28, 2009, 2010 and 2011, respectively, no incremental Earn-out payments were due or paid to the Company.

Due to various factors related to the collectability of Earn-out payments from Tralliance Registry Management, including the weak financial condition of Tralliance Registry Management, and the fact that such Earn-out payments are payable to theglobe over an extended period of time (originally approximately 6 ½ years), no portion of the Earn-out was included in the purchase price for the Purchase Transaction. Instead, the Company has chosen to recognize income related to the Earn-out on a prospective basis as and to the extent that future Earn-out payments are collected. Since inception of the Earn-out Agreement through December 31, 2011, a total of $1,068,750 in minimum Earn-out payments have been received by the Company from Tralliance Registry Management and have been recorded as related party other income in the Consolidated Statements of Operations for all applicable periods therein.

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

Due to the anti-dilutive effect of potentially dilutive securities or common stock equivalents that could be issued, such securities were excluded from the diluted net income or loss calculation for all periods presented. Such potentially dilutive securities and common stock equivalents consisted of the following for the periods ended:

	December 31,
	2011	2010

Options to purchase common stock	13,502,500	13,542,500

Common shares issuable upon exercise of Warrants	2,250,000	2,250,000

Total	15,752,500	15,792,500

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

Over the last several years, the Company was able to continue operating as a going concern due principally to funding of $500,000 received during 2008 under a Revolving Loan Agreement with an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer (See Note 5, “Debt” for further details) and total proceeds of approximately $1,069,000 received during 2009, 2010 and 2011 under an Earn-out Agreement with an entity also controlled by Mr. Egan, as well as the forebearance of its creditors.

At December 31, 2011, the Company had a net working capital deficit of approximately $3,200,000.  Such working capital deficit included (i) a total of approximately $673,000 in principal and accrued interest owed under the aforementioned Revolving Loan Agreement; (ii) a total of approximately $291,000 in management service fees owed under a Master Services Agreement to an entity controlled by Mr. Egan, and (iii) an aggregate of approximately $2,200,000 in unsecured accounts payable and accrued expenses owed to vendors and other non-related third parties (of which approximately $1,600,000 relates to liabilities of our VoIP telephony service discontinued business). Approximately $1,200,000 of the aforementioned non-related party unsecured liabilities have been disputed by the Company. These disputed liabilities relate primarily to telecommunications network service fees charged by several former vendors of the Company’s discontinued VoIP telephony services business during the period from 2004 to 2007 (see Note 3, “Discontinued Operations” in the accompanying Notes to Consolidated Financial Statements). These charges have been disputed by the Company primarily due to such items as incorrect quantities, rates, service dates, regulatory fees/charges, late fees and contract termination charges. theglobe believes that its ability to continue as a going concern for any significant length of time in the future will be heavily dependent, among other things, on the continued forebearance of Mr. Egan and related entities in making demand for payment for amounts outstanding under the Revolving Loan Agreement and the Master Services Agreement, and its ability to prevail and avoid making any payments with respect to such disputed vendor charges and/or to negotiate favorable settlements (including deeply discounted payment and/or payment term concessions) with the aforementioned creditors.

As discussed previously, on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229,000,000 shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6,400,000). However, the Company continues to be obligated to repay its principal borrowings totaling $500,000, plus accrued interest at the rate of 10% per annum (approximately $173,000 as of December 31, 2011), due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement. All unpaid borrowings under the Revolving Loan Agreement, as amended on May 7, 2009, including accrued interest, are due and payable by the Company in one lump sum on the earlier of (i) five business days following demand for payment, which demand can be made at anytime, or (ii) the occurrence of an event of default as defined in the Revolving Loan Agreement. The Company currently has no ability to repay this loan should a demand for payment be made by the noteholder.  All borrowings under the Revolving Loan Agreement are secured by a pledge of all of the assets of the Company and its subsidiaries. Immediately after giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan beneficially owned approximately 76% of the Company’s Common Stock and continues to beneficially own such amount at December 31, 2011.

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

Immediately following the closing of the Purchase Transaction, theglobe became a shell company with no material operations or assets, and no source of income other than under the Earn-out. As a shell company, theglobe’s operating expenses have consisted primarily of and are expected to continue to consist primarily of expenses incurred under the aforementioned Master Services Agreement and other customary public company expenses, including legal, audit and other miscellaneous public company costs.

MANAGEMENT’S PLANS

As a shell company, management believes that theglobe will most likely continue to incur net losses for the foreseeable future. However, assuming that no significant unplanned costs are incurred and the Company is successful in minimizing legal costs and defending itself against the allegations made in the Complaint filed against itself by the Distribution Trustee of the SendTec Distribution Trust (see Note 8. Litigation), management believes that theglobe’s future losses will be limited. Further, in the event that Registry Management is successful in substantially increasing net revenue derived from “.travel” name registrations (and as the result maximizing theglobe’s Earn-out revenue) in the future, theglobe’s prospects for achieving profitability will be enhanced.  To date the Company has earned and received only the minimum payments pursuant to the Earn-out.

It is the Company’s preference to avoid filing for protection under the U.S. Bankruptcy Code. However, based upon the Company’s current financial condition as discussed above, management believes that additional debt or equity capital will need to be raised in order for theglobe to continue to operate as a going concern on a long-term basis. Such capital will be needed both to (i) fund its expected limited future net losses and (ii) repay the $673,000 of secured debt and related accrued interest due under the Revolving Loan Agreement and the $291,000 of management services fees due under the Master Services Agreement, and a portion of the $2,200,000 unsecured indebtedness (assuming theglobe is successful in favorably resolving and settling certain disputed and non-disputed vendor charges related to such unsecured indebtedness).  Any such capital would likely come from Mr. Egan, or affiliates of Mr. Egan, as the Company currently has no access to credit facilities and had traditionally relied upon borrowings from related parties to meet short-term liquidity needs.  Any such capital raised would likely result in very substantial dilution in the number of outstanding shares of the Company’s Common Stock.

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

(3) DISCONTINUED OPERATIONS

In March 2007, management and the Board of Directors of the Company made the decision to cease all activities related to its Computer Games businesses, including discontinuing the operations of its magazine publications, games distribution business and related websites. The Company’s decision to shutdown its computer games businesses was based primarily on the historical losses sustained by these businesses during the recent past and management’s expectations of continued future losses. As of December 31, 2011, all significant elements of its computer games business shutdown plan have been completed by the Company.

In addition, in March 2007, management and the Board of Directors of the Company decided to discontinue the operating, research and development activities of its VoIP telephony services business and terminate all of the remaining employees of the business.   The Company’s decision to discontinue the operations of its VoIP telephony services business was based primarily on the historical losses sustained by the business during the past several years, management’s expectations of continued losses for the foreseeable future and estimates of the amount of capital required to attempt to successfully monetize its business. As of December 31, 2011, all significant elements of its VoIP telephony services business shutdown plan have been completed by the Company, except for the resolution of certain vendor disputes and the payment of remaining outstanding vendor payables.

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

The following is a summary of the liabilities of the discontinued operations of the VoIP telephony services business as included in the accompanying condensed consolidated balance sheets. Approximately $1.0 million of such liabilities at December 31, 2011 and 2010 relate to charges that have been disputed by the Company and for which estimates have been required.

	December 31,	December 31,
	2011	2010
Net liabilities of discontinued operations:
Computer Games	$—	$—
VoIP Telephony Services	1,609,556	1,669,556
Total net liabilities of discontinued operations	$1,609,556	$1,669,556

Summarized results of operations financial information for the discontinued operations of our Computer Games, VoIP telephony services and Marketing Services businesses was as follows:

	Year Ended December 31
	2011	2010

Loss from discontinued operations, net of tax:
Computer Games	$—	$(1,268)
VoIP Telephony Services	(523)	(484)
Total Loss from discontinued operations, net of tax	$(523)	$(1,752)

(4) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2011	2010
Accrued registry transaction fees	$176,628	$176,628
Other	266,904	273,249
	$443,532	$449,877

(5) DEBT

Debt consists of notes payable due to a related party, as summarized below:

	December 31, 2011	December 31, 2010

2008 Revolving Loan Notes due to a related party; due on demand	$500,000	$500,000

On June 6, 2008, the Company and its subsidiaries, as guarantors, entered into a Revolving Loan Agreement with Dancing Bear Investments, Inc. (“Dancing Bear”), pursuant to which Dancing Bear may loan up to $500,000 to the Company on a revolving basis (the “Credit Line”).  In connection with its entry into the Credit Line, the Company borrowed $100,000 under the Credit Line.  Subsequently, during the remainder of 2008, the Company made additional borrowings totaling the final $400,000 available under the Credit Line.  As of December 31, 2011 and 2010, outstanding principal of $500,000 and accrued interest of $173,233 and $123,233, respectively, related to this Credit Line have been reflected as current liabilities in our Consolidated Balance Sheet.  Related Party Interest Expense related to the Credit Line of $50,000 was recognized in our Consolidated Statement of Operations during both the years ended December 31, 2011 and 2010, respectively.

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

(6) STOCK OPTION PLANS

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

No stock options were granted by the Company or exercised during the years ended December 31, 2011 and 2010.

Stock option activity during the years ended December 31, 2011 and December 31, 2010 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2010	13,542,500	$0.17

Granted	—	—
Exercised	—	—
Expired	(40,000)	0.12

Outstanding at December 31, 2011	13,502,500	$0.17	2.3 years	$—

Exercisable at December 31, 2011	13,502,500	$0.17	2.3 years	$—

Options available at December 31, 2011	9,481,861

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2009	13,596,580	$0.18

Granted	—	—
Exercised	—	—
Expired	(54,080)	4.22

Outstanding at December 31, 2010	13,542,500	$0.17	3.3 years	$—

Exercisable at December 31, 2010	13,542,500	$0.17	3.3 years	$—

Options available at December 31, 2010	9,441,861

No employee stock compensation expense was charged to operating expenses during the years ended December 31, 2011 or 2010. At December 31, 2011, there was no unrecognized compensation expense related to unvested stock options.

(7) INCOME TAXES

The provision (benefit) for income taxes is summarized as follows:

	Year Ended December 31,
	2011	2010

Continuing operations	$—	$(13,294)
Discontinued operations	—	—
	$—	$(13,294)

The provision (benefit) for income taxes attributable to continuing operations was as follows:

	Year Ended December 31,
	2011	2010
Current :
Federal	$—	$(13,294)
State	—	—
	$—	$(13,294)
Deferred:
Federal	$—	$—
State	—	—

Provision for income taxes	$—	$(13,294)

The following is a reconciliation of the federal income tax provision at the federal statutory rate to the Company’s tax provision attributable to continuing operations:

	Year Ended December 31,
	2011	2010

Statutory federal income tax rate	34.00%	34.00%
Change in tax rate	—	(14.40)
Nondeductible items	—	(.15)
State income taxes, net of federal benefit	3.96	3.94
Change in valuation allowance	(37.96)	(2.54)
AMT tax credit adjustment	—	—
Other	—	(2.57)

Effective tax rate	0.00%	18.28%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010 are presented below.

	December 31,	December 31,
	2011	2010
Deferred tax assets (liabilities):
Net operating loss carryforwards	$62,914,000	$62,888,000
Issuance of warrants	1,447,000	1,447,000
AMT and other tax credits	352,000	352,000
Accrued expenses	833,000	836,000
Depreciation and amortization	27,000	35,000
Other	12,000	12,000
Total gross deferred tax assets	65,585,000	65,570,000
Less: valuation allowance	(65,585,000)	(65,570,000)

Total net deferred tax assets	$—	$—

Because of the Company's lack of earnings history, the net deferred tax assets have been fully offset by a 100% valuation allowance. The valuation allowance for net deferred tax assets was $65,585,000 and $65,570,000 as of December 31, 2011 and 2010, respectively. The net change in the total valuation allowance was $15,000 and $2,000 for the years ended December 31, 2011 and 2010, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets, which consist of tax benefits primarily from net operating loss carryforwards, is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Of the total valuation allowance of $65,585,000 as of December 31, 2011, subsequently recognized tax benefits, if any, in the amount of $6,400,000 will be applied directly to contributed capital.

At December 31, 2011, the Company had net operating loss carryforwards available for U.S. tax purposes of approximately $166,000,000. These carryforwards expire through 2031. Under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), the utilization of net operating loss carryforwards may be limited under the change in stock ownership rules of the Code. Due to various significant changes in our ownership interests, as defined in the Internal Revenue Code of 1986, as amended, the Company has substantially limited the availability of its net operating loss carryforwards. There can be no assurance that the Company will be able to avail itself of any net operating loss carryforwards.

(8) LITIGATION

On October 14, 2011, the Company received a summons in the adversary proceeding dated October 11, 2011 (the “Summons”) from the U.S. Bankruptcy Court, Middle District of Florida (the “Court”). The Summons required the Company to submit a motion or answer to a complaint that was attached to the Summons (the “Complaint”) to the Court by November 10, 2011. The Complaint was filed against the Company by the Distribution Trustee of the Distribution Trust created under the Confirmed Plan of Reorganization of SendTec, Inc. (formerly RelationServe Media, Inc.) (“SendTec Distribution Trust”) on June 15, 2011.

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

The Complaint alleges, among other things, that RelationServe was insolvent, or rendered insolvent, as a result of the Purchase Transaction. The Complaint further alleges that the Purchase Transaction was made with the intent to hinder, delay or defraud creditors of RelationServe and that it received less that equivalent value for the purchase price paid to the Company for the SendTec business and assets. The Complaint alleges that the Purchase Transaction was a fraudulent transfer under Florida Statutes and that it is avoidable under Florida Statutes and federal bankruptcy law. The Complaint seeks that all monies received by the Company in connection with the Purchase Transaction be recovered for the benefit of the SendTec Distribution Trust.

The Company has filed a motion to dismiss the lawsuit on several grounds and in the alternative for a more definite statement. The Court has set a hearing on the motion to dismiss for April 2012.

The Company intends to vigorously defend itself against the allegations made in the Complaint. However, we have very limited cash resources and the legal costs that may be incurred in the defense and resolution of this matter alone could adversely affect our ability to continue as a going concern.

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

The action is being coordinated with approximately 300 other nearly identical actions filed against other companies. The parties in the coordinated cases, including ours, reached a settlement. The insurers for the issuer defendants in the coordinated cases will make the settlement payment on behalf of the issuers, including theglobe. On October 5, 2009, the Court granted final approval of the settlement. The settlement approval was appealed to the United States Court of Appeals for the Second Circuit. One appeal was dismissed and the second appeal was remanded to the district court to determine if the appellant is a class member with standing to appeal. The District Court ruled that the appellant lacks standing to appeal. The appellant appealed the District Court’s decision to the Second Circuit. Subsequently, appellant entered into a settlement agreement with counsel for the plaintiff class pursuant to which he dismissed his appeal with prejudice. As a result, the settlement among the parties in the IPO Litigation is final and the case against theglobe.com and the Individual Defendants is concluded.

The Company is currently a party to certain other claims and disputes arising in the ordinary course of business, including certain disputes related to vendor charges incurred by its discontinued VoIP telephony services business. The Company believes that it has recorded adequate accruals on its balance sheet to cover such disputed charges, totaling approximately $1.2 million, and is seeking to resolve and settle such disputed charges for amounts substantially less than recorded amounts. An adverse outcome in any of these matters, however, could materially and adversely affect our financial position and prospects, utilizing all or a significant portion of our limited cash resources, and adversely affect our ability to continue as a going concern (see Note 2. Liquidity and Going Concern Considerations).

(9) RELATED PARTY TRANSACTIONS

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

On September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management Company LLC (“Tralliance Registry Management”) and (ii) issued 229,000,000 shares of its Common Stock (the “Shares”) to The Registry Management Company, LLC (“Registry Management”) (the “Purchase Transaction”).  Tralliance Registry Management and Registry Management are entities directly or indirectly controlled by Michael S. Egan, our Chairman and Chief Executive Officer and principal stockholder, and each of our two remaining executive officers and Board members, Edward A. Cespedes, our President, and Robin Segaul Lebowitz, our Vice President of Finance, own a minority interest in Registry Management.  After giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan beneficially owns approximately 76% of the Company’s Common Stock at December 31, 2011.

In connection with the Purchase Transaction, the Company received (i) consideration totaling approximately $6,409,800 and consisting of the surrender to theglobe and satisfaction of secured demand convertible promissory notes issued by theglobe and held by Registry Management in the aggregate principal amount of $4,250,000, together with all accrued and unpaid interest of approximately $1,290,300 through the date of closing of the Purchase Transaction and satisfaction of approximately $869,500 in outstanding rent and miscellaneous fees due and unpaid to the Registry Management through the date of closing of the Purchase Transaction, and (ii) an earn-out equal to 10% (subject to certain minimums) of Tralliance Registry Management’s “net revenue” (as defined) derived from “.travel” names registered by Tralliance Registry Management from September 29, 2008 through May 5, 2015 (the “Earn-out”).  The minimum Earn-out payable by Tralliance Registry Management to theglobe was $300,000 in the first year of the Earn-out Agreement, and increases by $25,000 in each subsequent year (pro-rated for the final year of the Earn-out).  During 2011 and 2010, the Company received Earn-out installment payments totaling $356,250 and $331,250, respectively, from Tralliance Registry Management, which have been recorded as Related Party Other Income in our Consolidated Statements of Operations for such years.

In connection with the closing of the Purchase Transaction, the Company also entered into a Master Services Agreement (“Services Agreement”) with Dancing Bear Investments, Inc. (“Dancing Bear”), an entity which is controlled by Mr. Egan.  Under the terms of the Services Agreement, for a fee of $20,000 per month ($240,000 per annum), Dancing Bear provides personnel and services to the Company so as to enable it to continue its existence as a public company without the necessity of any full-time employees of its own.  The Services Agreement had an initial term of one year and was renewed for additional one year terms during 2009, 2010 and 2011.  The Services Agreement may be terminated under certain events.  Services under the Services Agreement include, without limitation, accounting, assistance with financial reporting, accounts payable, treasury/financial planning, record retention and secretarial and investor relations functions.  Related party transactions expense related to the Master Services Agreement of $240,000 was recognized in our Consolidated Statement of Operations during both the years ended December 31, 2011 and 2010.  A total of $181,250 and $121,680 related to the Services Agreement was paid by the Company to Dancing Bear in 2011 and 2010, respectively.  A balance of $291,070 related to the Services Agreement is owed by the Company to Dancing Bear and is accrued on our Balance Sheet at December 31, 2011.

As more fully discussed in Note 5 “Debt,” on June 6, 2008, the Company and its subsidiaries, as guarantors, entered into a Revolving Loan Agreement with Dancing Bear, pursuant to which Dancing Bear may loan up to $500,000 to the Company on a revolving basis (the “Credit Line”).  In connection with its entry into the Credit Line, the Company borrowed $100,000 under the Credit Line.  Subsequently, during the remainder of 2008, the Company made additional borrowings totaling $400,000 under the Credit Line. As of December 31, 2011 and 2010, outstanding principal of $500,000 and accrued interest of $173,233 and $123,233, respectively, related to the Credit Line have been reflected as current liabilities in our Consolidated Balance Sheet. Related Party Interest Expense related to the Credit Line of $50,000 was recognized in our Consolidated Statement of Operations during both the years ended December 31, 2011 and 2010.

(10) SUBSEQUENT EVENTS

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC.

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

Under the supervision of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an evaluation of the Company’s internal control over financial reporting as of December 31, 2011 in accordance with the interpretive guidance published in the SEC’s “Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities Exchange Act of 1934” dated and effective on June 27, 2007. Such evaluation was based on the framework and criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation and management’s assessment, management has concluded that internal control over financial reporting was effective as of December 31, 2011. Because we are a smaller public company, we are not required to provide an independent public accountant’s attestation report covering our assessment of internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer, have evaluated any change in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, and have determined there to be no reportable changes.

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

NAME	AGE	POSITION OR OFFICE WITH THE COMPANY	DIRECTOR SINCE
Michael S. Egan	71	Chairman and Chief Executive Officer	1997

Edward A. Cespedes	46	President, Treasurer and Chief Financial Officer and Director	1997

Robin S. Lebowitz	47	Vice President of Finance and Director	2001

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

Edward A. Cespedes. Edward Cespedes has served as a director of theglobe since 1997, as President of theglobe since June 1, 2002 and as Treasurer and Chief Financial Officer of theglobe since February 1, 2005. Mr. Cespedes is also the President of E&C Capital Ventures, Inc., the general partner of E&C Capital Partners LLLP and an executive officer and director of Search.Travel, LLC, Labigroup Holdings, LLC, The Registry Management Company, LLC and Tralliance Registry Management Company, LLC. Additionally, since 2011, Mr. Cespedes has served as the President and a director of MMAX Media Holdings, Inc., a location-based marketing company. Mr. Cespedes served as the Vice Chairman of Prime Ventures, LLC, from May 2000 to February 2002. From August 2000 to August 2001, Mr. Cespedes served as the President of the Dr. Koop Lifecare Corporation and was a member of the Company’s Board of Directors from January 2001 to December 2001. From 1996 to 2000, Mr. Cespedes was a Managing Director of Dancing Bear Investments, Inc. Concurrent with his position at Dancing Bear Investments, Inc., from 1998 to 2000, Mr. Cespedes also served as Vice President for corporate development for theglobe where he had primary responsibility for all mergers, acquisitions, and capital markets activities. In 1996, prior to joining Dancing Bear Investments, Inc., Mr. Cespedes was the Director of Corporate Finance for Alamo Rent-A-Car. From 1988 to 1996, Mr. Cespedes worked in the Investment Banking Division of J.P. Morgan and Company, where he most recently focused on mergers and acquisitions. In his capacity as a venture capitalist, Mr. Cespedes has served as a member of the board of directors of various portfolio companies. Mr. Cespedes is the founder of the Columbia University Hamilton Associates, a foundation for university academic endowments. In 1988 Mr. Cespedes received a Bachelor’s degree in International Relations from Columbia University. Mr. Cespedes was elected a director of the Company based mainly upon his understanding of capital markets and mergers and acquisitions, and his ability to manage business operations and technologies.

Robin S. Lebowitz. Robin Lebowitz has served as a director of theglobe since December 2001, as Secretary of theglobe since June 1, 2002, and as Vice President of Finance of theglobe since February 23, 2004. Ms. Lebowitz also served as Treasurer of theglobe from June 1, 2002 until February 23, 2004 and as Chief Financial Officer of theglobe from July 1, 2002 until February 23, 2004. Ms. Lebowitz has worked in various capacities for the Company’s Chairman, Michael Egan, for seventeen years. She is the Controller/Managing Director of Dancing Bear Investments, Inc., Mr. Egan’s privately held investment management and holding company, and is an executive officer of Search.Travel, LLC, Labigroup Holdings, LLC, The Registry Management Company, LLC and Tralliance Registry Management Company, LLC. Previously, Ms. Lebowitz served on the Board of Directors of theglobe from August 1997 to October 1998. At Alamo Rent-A-Car, she served as Financial Assistant to the Chairman (Mr. Egan). Prior to joining Alamo, Ms. Lebowitz was the Corporate Tax Manager at Blockbuster Entertainment Group where she worked from 1991 to 1994. From 1986 to 1989, Ms. Lebowitz worked in the audit and tax departments of Arthur Andersen & Co. Ms. Lebowitz received a Bachelor of Science in Economics from the Wharton School of the University of Pennsylvania; a Masters in Business Administration from the University of Miami and is a Certified Public Accountant.  Ms. Lebowitz was elected a director of our Company based mainly upon her solid understanding of finance, accounting and taxation, and her ability to manage diverse finance functions.

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

Based solely on our review of copies of Forms 3 and 4 and any amendments furnished to us pursuant to Rule 16a-3(e) and any written representations referred to in Item 405(b)(2)(i) of Regulation S-K stating that no Forms 5 were required, we believe that, during the 2011 fiscal year, our officers, directors and all persons owning more than 10% of a registered class of our equity securities have complied with all Section 16(a) applicable filing requirements.

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

BOARD MEETINGS AND COMMITTEES OF THE BOARD

Including unanimous written actions of the Board, the Board of Directors met 5 times in 2011. No incumbent director who was on the Board for the entire year attended less than 75% of the total number of all meetings of the Board and any committees of the Board on which he or she served, if any, during 2011.

The Board of Directors has a standing Audit and Compensation Committee but no standing Nominating Committee.

Audit Committee. The Audit Committee, which was formed in July 1998, reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the selection of our independent auditors, the scope of the annual audits, fees to be paid to the auditors, the performance of our auditors and our accounting practices and internal controls. The Audit Committee operates pursuant to a written charter, as amended, adopted by the Board of Directors on June 12, 2000. The current members of the Audit Committee are Messrs. Egan and Cespedes and Ms. Lebowitz, all of whom are employee directors. None of the current committee members are considered “independent” within the meaning of applicable NASD rules. Ms. Lebowitz serves as the “audit committee financial expert” within the meaning of applicable SEC rules, but is not considered “independent” within the meaning of applicable NASD rules. Including unanimous written actions of the Committee, the Audit Committee held 5 meetings in 2011.

Compensation Committee. The Compensation Committee establishes salaries, incentives and other forms of compensation for officers and other employees of theglobe.  Insomuch as the Company currently has no operations and its executive officers do not receive a salary, the Compensation Committee did not meet in 2011.  The Compensation Committee (as well as the entire Board of Directors) also approves option grants under all of our outstanding stock based incentive plans. The current members of the Compensation Committee are Messrs. Egan and Cespedes.

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

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid by us to those persons serving as the principal executive officer and principal financial officer at any time during the last calendar year and our other executive officer for the years ended December 31, 2011 and 2010 (collectively, the "Named Executive Officers"):

Name and Principal Position	Year	Salary	Bonus	Option Awards	All Other	Total
Michael S. Egan,	2011	$—	$—	$—	$—	$—
Chairman, Chief Executive Officer (1)	2010	—	—	—	—	—

Edward A. Cespedes,	2011	$—	$—	$—	$—	$—
President, Treasurer and Chief	2010	—	—	—	—	—
Financial Officer (2)

Robin S. Lebowitz,	2011	$—	$—	$—	$—	$—
Former Chief Financial Officer;	2010	—	—	—	—	—
Vice President of Finance (3)

(1) Mr. Egan became an executive officer in July 1998.

(2) Mr. Cespedes became President in June 2002 and Treasurer and Chief Financial Officer in February 2005.

(3) Ms. Lebowitz became an officer of the Company in June 2002 and Chief Financial Officer in July 2002. In February 2004, Ms. Lebowitz resigned her position as Chief Financial Officer and became Vice President of Finance.

The Company does not currently have any employment agreements with any of the Named Executive Officers.

OUTSTANDING EQUITY AWARDS AT FISCAL 2011 YEAR-END

	Number of Securities Underlying Unexercised Options (1)		Option Exercise	Option Expiration
Name	Exercisable (#)	Unexercisable (#)	Price ($)	Date

Michael S. Egan	7,500	—	.04	6/21/2012
	2,500,000	—	.02	8/13/2012
	1,000,000	—	.56	5/22/2013
	1,750,000	—	.12	4/7/2015

Edward A. Cespedes	7,500	—	.04	6/21/2012
	1,750,000	—	.02	8/13/2012
	550,000	—	.56	5/22/2013
	1,750,000	—	.12	4/7/2015

Robin S. Lebowitz	7,500	—	0.04	6/21/2012
	500,000	—	0.02	8/13/2012
	100,000	—	0.56	5/22/2013
	400,000	—	0.12	4/7/2015
	100,000	—	0.14	8/16/2016

(1) All stock option awards included in the above table are fully vested. None of the Named Executive Officers exercised any stock options during the year ended December 31, 2011.

COMPENSATION OF DIRECTORS

Directors who are also our employees receive no compensation for serving on our Board or committees. We reimburse non-employee directors for all travel and other expenses incurred in connection with attending Board and committee meetings. Non-employee directors are also eligible to receive automatic stock option grants under our 1998 Stock Option Plan, as amended and restated. As of December 31, 2011 there were no directors who met this definition.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of March 7, 2012 (except as otherwise indicated) by (i) each person who owns beneficially more than 5% of our Common Stock, (ii) each of our directors, (iii) each of our "Named Executive Officers" and (iv) all directors and executive officers as a group. A total of 441,484,838 shares of theglobe’s Common Stock were issued and outstanding on March 7, 2012.

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

	SHARES BENEFICIALLY OWNED
DIRECTORS, NAMED EXECUTIVE OFFICERS AND 5% STOCKHOLDERS	NUMBER	PERCENT	TITLE OF CLASS

Dancing Bear Investments, Inc. (1)	48,303,148	10.9%	Common

Michael S. Egan (1)(2)(5)(6)(7)	340,157,452	76.1%	Common

Edward A. Cespedes (3)	4,057,500	*	Common

Robin S. Lebowitz (4)	1,107,500	*	Common

E&C Capital Partners, LLLP (5)	38,469,012	8.7%	Common

E&C Capital Partners II, LLLP(6)	6,000,000	1.4%	Common

The Registry Management Company, LLC (7)	229,000,000	51.9%	Common

All directors and executive officers as a group (3 persons)	345,322,452	76.4%	Common

* less than 1%

(1) Mr. Egan owns Dancing Bear Investments, Inc.

(2) Includes the shares that Mr. Egan is deemed to beneficially own as the controlling investor of Dancing Bear Investments, Inc., E&C Capital Partners, LLLP, E&C Capital Partners II, LLLP and The Registry Management Company, LLC and as the Trustee of the Michael S. Egan Grantor Retained Annuity Trusts for the benefit of his children. Also includes (i) 5,257,500 shares of our Common Stock issuable upon exercise of options that are currently exercisable; and (ii) 3,541,337 shares of our Common Stock held by Mr. Egan's wife, as to which he disclaims beneficial ownership.

(3) Consists of 4,057,500 shares of our Common Stock issuable upon exercise of options that are currently exercisable.

(4) Consists of 1,107,500 shares of our Common Stock issuable upon exercise of options that are currently exercisable.

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

On September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management Company LLC (“Tralliance Registry Management”) and (ii) issued 229,000,000 shares of its Common Stock (the “Shares”) to The Registry Management Company, LLC (“Registry Management”) (the “Purchase Transaction”).  Tralliance Registry Management and Registry Management are entities directly or indirectly controlled by Michael S. Egan, our Chairman and Chief Executive Officer and principal stockholder, and each of our two remaining executive officers and Board members, Edward A. Cespedes, our President, and Robin Segaul Lebowitz, our Vice President of Finance, own a minority interest in Registry Management.  After giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan beneficially owns approximately 76% of the Company’s Common Stock at December 31, 2011.

In connection with the Purchase Transaction, the Company received (i) consideration totaling approximately $6,409,800 and consisting of the surrender to theglobe and satisfaction of secured demand convertible promissory notes issued by theglobe and held by Registry Management in the aggregate principal amount of $4,250,000, together with all accrued and unpaid interest of approximately $1,290,300 through the date of closing of the Purchase Transaction and satisfaction of approximately $869,500 in outstanding rent and miscellaneous fees due and unpaid to the Registry Management through the date of closing of the Purchase Transaction, and (ii) an earn-out equal to 10% (subject to certain minimums) of Tralliance Registry Management’s “net revenue” (as defined) derived from “.travel” names registered by Tralliance Registry Management from September 29, 2008 through May 5, 2015 (the “Earn-out”).  The minimum Earn-out payable by Tralliance Registry Management to theglobe was $300,000 in the first year of the Earn-out Agreement, and increases by $25,000 in each subsequent year (pro-rated for the final year of the Earn-out).  During 2011 and 2010, the Company received Earn-out installment payments totaling $356,250 and $331,250, respectively, from Tralliance Registry Management.

In connection with the closing of the Purchase Transaction, the Company also entered into a Master Services Agreement (“Services Agreement”) with Dancing Bear Investments, Inc. (“Dancing Bear”), an entity which is controlled by Mr. Egan.  Under the terms of the Services Agreement, for a fee of $20,000 per month ($240,000 per annum), Dancing Bear provides personnel and services to the Company so as to enable it to continue its existence as a public company without the necessity of any full-time employees of its own.  The Services Agreement had an initial term of one year and was renewed for additional one year terms during 2009, 2010 and 2011.  The Services Agreement may be terminated under certain events.  Services under the Services Agreement include, without limitation, accounting, assistance with financial reporting, accounts payable, treasury/financial planning, record retention and secretarial and investor relations functions.  A total of $181,250 and $121,680 related to the Services Agreement was paid by the Company to Dancing Bear in 2011 and 2010, respectively.  A balance of $291,070 related to the Services Agreement is owed by the Company to Dancing Bear and is accrued on our Balance Sheet at December 31, 2011.

As more fully discussed in Note 5 “Debt” in our Notes to Consolidated Financial Statements, on June 6, 2008, the Company and its subsidiaries, as guarantors, entered into a Revolving Loan Agreement with Dancing Bear, pursuant to which Dancing Bear may loan up to $500,000 to the Company on a revolving basis (the “Credit Line”).  In connection with its entry into the Credit Line, the Company borrowed $100,000 under the Credit Line.  Subsequently, during the remainder of 2008, the Company made additional borrowings totaling $400,000 under the Credit Line. As of December 31, 2011 and 2010, outstanding principal of $500,000 and accrued interest of $173,233 and $123,233, respectively, related to the Credit Line have been reflected as current liabilities in our Consolidated Balance Sheet. Related Party Interest Expense related to the Credit Line of $50,000 was recognized in our Consolidated Statement of Operations during both the years ended December 31, 2011 and 2010.

Director Independence. None of the current members of the Company’s Board of Directors are considered “independent” within the meaning of applicable NASD rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees . The aggregate fees billed by Marcum LLP (“Marcum”), independent public accountants, for professional services rendered for the audit of our annual financial statements during 2011 and 2010 and the reviews of the financial statements included in our Forms 10-Q and 10-K, as appropriate, were $36,485 and $38,873, respectively.

Audit-Related Fees . During the last two fiscal years, Marcum provided the Company with the following services that are reasonably related to the performance of the audit of our financial statements:

None

Tax Fees . The aggregate fees billed for tax services provided by Marcum in connection with tax compliance, tax consulting and tax planning services during 2011 and 2010, were $6,300 and $11,312, respectively.

All Other Fees . Except as described above, the Company had no other fees for services provided by Marcum during 2011 and 2010.

Pre-Approval of Services by the External Auditor . In April 2004, the Audit Committee adopted a policy for pre-approval of audit and permitted non-audit services by the Company’s external auditor. The Audit Committee will consider annually and, if appropriate, approve the provision of audit services by its external auditor and consider and, if appropriate, pre-approve the provision of certain defined audit and non-audit services. The Audit Committee will also consider on a case-by-case basis and, if appropriate, approve specific engagements that are not otherwise pre-approved. The Audit Committee pre-approved the audit engagements and tax services billed by the amounts described above.

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

theglobe.com, inc.

Dated: March 28, 2012	By:	/s/ Michael S. Egan
Michael S. Egan
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Edward A. Cespedes
Edward A. Cespedes
President, Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Michael S. Egan	March 28, 2012
Michael S. Egan
Chairman, Director

/s/ Edward A. Cespedes	March 28, 2012
Edward A. Cespedes
Director

/s/ Robin Lebowitz	March 28, 2012
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

