Form 10-Q
period 2013-03-31
THEGLOBE COM INC
filed 2013-05-09
CIK 1066684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes ☒   No ☐

The number of shares outstanding of the Registrant's Common Stock, $.001 par value (the "Common Stock") as of May 9, 2013 was 441,484,838.

THEGLOBE.COM, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THEGLOBE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2013	2012
	(UNAUDITED)
ASSETS
Current Assets:
Cash	$1,003	$928
Prepaid expenses	5,457	5,490

Total current assets	$6,460	$6,418

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable to related party	$325,570	$334,570
Accounts payable	173,074	170,336
Accrued compensation due to related parties	130,769	130,769
Accrued expenses and other current liabilities	246,413	239,114
Accrued interest due to related party	235,562	223,233
Notes payable due to related party	500,000	500,000
Net liabilities of discontinued operations	180,935	195,934

Total current liabilities	1,792,323	1,793,956

Stockholders' Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 441,484,838 issued and outstanding at March 31, 2013 and December 31, 2012	441,485	441,485

Additional paid-in capital	294,301,845	294,301,845
Accumulated deficit	(296,529,193)	(296,530,868)

Total stockholders' deficit	(1,785,863)	(1,787,538)

Total liabilities and stockholders’ deficit	$6,460	$6,418

See notes to unaudited condensed consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2013	2012
	(UNAUDITED)

Net Revenue	$—	$—

Operating Expenses:
General and administrative	25,872	49,353
Related party transactions	60,000	60,000
	85,872	109,353

Operating Loss from Continuing Operations	(85,872)	(109,353)
Other Income (Expense), net:
Related party interest expense	(12,329)	(12,466)
Related party other income	100,000	93,750
	87,671	81,284

Income (Loss) from Continuing Operations
Before Income Tax	1,799	(28,069)
Income Tax Provision	—	—
Income (Loss) from Continuing Operations	1,799	(28,069)

Discontinued Operations, net of tax	(125)	(125)

Net Income (Loss)	$1,674	$(28,194)
Income (Loss) Per Share -
Basic and Diluted:
Continuing Operations	$—	$—
Discontinued Operations	$—	$—

Weighted Average Common Shares Outstanding	441,484,838	441,484,838

See notes to unaudited condensed consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2013	2012
	(UNAUDITED)
Cash Flows from Operating Activities:
Net income (loss)	$1,674	$(28,194)
Add back: loss from discontinued operations	125	125
Net loss from continuing operations	1,799	(28,069)

Adjustments to reconcile net income (loss) from continuing operations to net cash flows from operating activities

Changes in operating assets and liabilities
Prepaid and other current assets	33	25
Accounts payable to related party	(9,000)	21,000
Accounts payable	2,739	3,247
Accrued expenses and other current liabilities	7,299	6,100
Accrued interest due to related party	12,329	12,466

Net cash flows from operating activities of continuing operations	15,199	14,769
Net cash flows from operating activities of discontinued operations	(15,124)	(15,125)
Net cash flows from operating activities	75	(356)

Net Increase (Decrease) in Cash	75	(356)
Cash at beginning of period	928	1,354
Cash at end of period	$1,003	$998

See notes to unaudited condensed consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THEGLOBE.COM

theglobe.com, inc. (the “Company” or “theglobe”) was incorporated on May 1, 1995 (inception) and commenced operations on that date.  Originally, theglobe.com was an online community with registered members and users in the United States and abroad.  However, due to the deterioration of the online advertising market, the Company was forced to restructure and ceased the operations of its online community on August 15, 2001.  The Company then sold most of its remaining online and offline properties.  The Company continued to operate its Computer Games print magazine and the associated CGOnline website, as well as the e-commerce games distribution business of Chips & Bits, until their shutdown in March 2007.  On June 1, 2002, Chairman Michael S. Egan and Director Edward A. Cespedes became Chief Executive Officer and President of the Company, respectively.  On November 14, 2002, the Company entered into the Voice over Internet Protocol (“VoIP”) business by acquiring certain VoIP assets.

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

UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The unaudited interim condensed consolidated financial statements of the Company as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed consolidated financial statements.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2013 and the results of its operations and its cash flows for the three months ended March 31, 2013 and 2012. The results of operations and cash flows for such periods are not necessarily indicative of results expected for the full year or for any future period.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions relate primarily to valuations of accounts payable and accrued expenses. Our estimates, judgments and assumptions are continually evaluated based upon available information and experience. Because of estimates inherent in the financial reporting process, actual results could differ from those estimates. (see Note 2, “Liquidity and Going Concern Considerations” for a discussion of the Company’s derecognition and write off of certain accounts payable and accrued expenses).

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

Due to the anti-dilutive effect of potentially dilutive securities or common stock equivalents that could be issued, such securities were excluded from the diluted net loss per common share calculation for all periods presented. Such potentially dilutive securities and common stock equivalents consisted of the following for the periods ended March 31:

	2013	2012
Options to purchase common stock	5,650,000	13,502,500
Common shares issuable upon exercise of warrants	500,000	2,250,000
Total	6,150,000	15,752,500

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

Since 2008, the Company was able to continue operating as a going concern due principally to funding of $500,000 received during 2008 under a Revolving Loan Agreement with an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer and total proceeds of approximately $1,550,000 received during 2009 to 2013 under an Earn-out Agreement with an entity also controlled by Mr. Egan, as well as the forebearance of its creditors.

At March 31, 2013, the Company had a net working capital deficit of approximately $1,786,000.  Such working capital deficit included (i) a total of approximately $736,000 in principal and accrued interest owed under the aforementioned Revolving Loan Agreement; (ii) a total of approximately $326,000 in management service fees owed under a Master Services Agreement to an entity controlled by Mr. Egan; (iii) a total of approximately $131,000 of accrued officer compensation due primarily to Mr. Egan, and (iv) an aggregate of approximately $600,000 in other unsecured accounts payable and accrued expenses owed to non-related parties (of which approximately $181,000 relates to liabilities of our VoIP telephony service discontinued business). Approximately $200,000 of the aforementioned unsecured accounts payable has been disputed by the Company. As more fully described in Note 3, “Discontinued Operations,” the Company derecognized approximately $1,354,000 of old liabilities of its former VoIP telephony service business, including approximately $1,000,000 of disputed liabilities, during the fourth quarter of 2012 based upon our belief that the statute of limitations applicable to enforcement of such liabilities has lapsed. Additionally, the Company also wrote off approximately $85,000 of estimated contingent liabilities during the fourth quarter of 2012. Based upon the lapsing of the statute of limitations, the Company expects to derecognize the remaining $200,000 of disputed unsecured accounts payable during 2013. There can be no assurance that the holders of derecognized account payables will agree with our application of statutes of limitation to time bar claims related to such payables nor seek to assert a basis to toll or suspend the running of the otherwise applicable statutes of limitation.

As discussed previously, on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229,000,000 shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6,400,000). However, the Company continues to be obligated to repay its principal borrowings totaling $500,000, plus accrued interest at the rate of 10% per annum (approximately $236,000 as of March 31, 2013), due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement. All unpaid borrowings under the Revolving Loan Agreement, as amended on May 7, 2009, including accrued interest, are due and payable by the Company in one lump sum on the earlier of (i) five business days following demand for payment, which demand can be made at anytime, or (ii) the occurrence of an event of default as defined in the Revolving Loan Agreement. The Company currently has no ability to repay this loan should a demand for payment be made by the noteholder.  All borrowings under the Revolving Loan Agreement are secured by a pledge of all of the assets of the Company and its subsidiaries. Immediately after giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan beneficially owned approximately 76% of the Company’s Common Stock and continues to beneficially own such amount at March 31, 2013.

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

During the fourth quarter of 2012, the Company re-evaluated all remaining liabilities of its VoIP telephony services business in light of the passage of time and applicable state statute of limitation laws. Based upon this re-evaluation, the Company derecognized accounts payable liabilities related to six (6) former telecommunication vendors totaling approximately $1,354,000, including the disputed liabilities of approximately $1,000,000 discussed earlier, from its balance sheet at December 31, 2012. At March 31, 2013 and December 31, 2012, “Liabilities of Discontinued Operations” consists of a non-disputed accounts payable to one former VoIP telephony services business vendor that the Company intends to pay over the next several years on a monthly installment basis.

(4) STOCK OPTION PLANS

We have several stock option plans under which nonqualified stock options may be granted to officers, directors, other employees, consultants and advisors of the Company. In general, options granted under the Company’s stock option plans expire after a ten-year period and generally vest no later than three years from the date of grant. Incentive options granted to stockholders who own greater than 10% of the total combined voting power of all classes of stock of the Company must be issued at 110% of the fair market value of the stock on the date the options are granted. As of March 31, 2013, there were approximately 6,315,141 shares available for grant under the Company’s stock option plans.

There were no stock option grants or exercises during each of the three months ended March 31, 2013 and 2012.

Stock option activity during the three months ended March 31, 2013 was as follows:

	Total Options	Weighted Average Exercise Price
Outstanding at December 31, 2012	5,650,000	$0.25
Granted	—
Exercised	—
Expired	—	—
Outstanding at March 31, 2013	5,650,000	$0.25
Options exercisable at March 31, 2013	5,650,000	$0.25

Each of the weighted-average remaining contractual terms of stock options outstanding and stock options exercisable at March 31, 2013 were 2.7 years. The aggregate intrinsic value of both options outstanding and stock options exercisable at March 31, 2013 was $0.

Stock compensation cost is recognized on a straight-line basis over the vesting period. At March 31, 2013, there was no unrecognized compensation expense related to unvested stock options.

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

(5)   RELATED PARTY TRANSACTIONS

On June 6, 2008, the Company entered into a Revolving Loan Agreement with Dancing Bear Investments, Inc. (“Dancing Bear”), pursuant to which Dancing Bear may loan up to $500,000 to the Company on a revolving basis (the “Credit Line”).   Dancing Bear is an entity controlled by Michael S. Egan, the Company’s Chairman and Chief Executive Officer.  During 2008 the Company made borrowings totaling the full amount of the $500,000 Credit Line.  At March 31, 2013, outstanding principal and accrued interest under the Credit Line totaled $500,000 and $236,000, respectively.  During the three months ended March 31, 2013 and 2012, interest expense related to the Credit Line of $12,329 and $12,466, respectively, was recorded.  All borrowings under the Credit Line, including accrued interest on borrowed funds at the rate of 10% per annum, were initially due and payable in one lump sum on the first anniversary of the Credit Line, or June 6, 2009, or sooner upon the occurrence of an event of default under the loan documentation.  On May 7, 2009, such repayment terms were amended so as to require the Company to repay any or all amounts due under the Credit Line in one lump sum on the earlier of (i) five business days following any demand for payment that is made on or after June 6, 2009, or (ii) the occurrence of an event of default as defined in the Revolving Credit Agreement.

During the three months ended March 31, 2013 and 2012, the Company received minimum Earn-out installment payments totaling $100,000 and $93,750, respectively, from Tralliance Registry Management Company LLC (“Tralliance Registry Management”) under an Earn-out Agreement entered into on September 29, 2008 by and between Tralliance Registry Management and the Company.  Tralliance Registry Management is an entity controlled by Michael S. Egan, and each of our two remaining executive officers and Board members, Edward A. Cespedes, our President, and Robin S. Lebowitz, our Vice President of Finance, who own a minority interest in The Registry Management Company, LLC, the parent company of Tralliance Registry Management.

During the three months ended March 31, 2013 and 2012, the Company paid management services fees totaling $69,000 and $39,000, respectively, to Dancing Bear under a Master Services Agreement entered into on September 29, 2008 by and between Dancing Bear and the Company.   At March 31, 2013 and December 31, 2012, a total of approximately $326,000 and $335,000, respectively, in management service fees remained unpaid and are accrued on the Company’s condensed consolidated balance sheet.

(6)   SUBSEQUENT EVENTS

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

FORWARD LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology, such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "intend," "potential" or "continue" or the negative of such terms or other comparable terminology, although not all forward-looking statements contain such terms. In addition, these forward-looking statements include, but are not limited to, statements regarding:

•	the outcome of pending litigation;

•	our ability to negotiate favorable settlements with unsecured creditors or otherwise discharge claims of such creditors;

•	our ability to successfully resolve disputed liabilities;

•	our estimates or expectations of continued losses;

•	our expectations regarding future income (and in particular, income from an earn-out due from an affiliate) and expenses;

•	our ability to raise additional and sufficient capital;

•	our ability to continue to operate as a going concern; and

•	the continued forbearance of certain related parties from making demand for payment under certain contractual obligations of, and loans to, the Company.

These statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are not required to and do not intend to update any of the forward-looking statements after the date of this Form 10-Q or to conform these statements to actual results. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-Q might not occur. Actual results, levels of activity, performance, achievements and events may vary significantly from those implied by the forward-looking statements. A description of risks that could cause our results to vary appears under "Risk Factors" and elsewhere in this Form 10-Q. The following discussion should be read together in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes thereto and the audited consolidated financial statements and notes to those statements contained in the Annual Report on Form 10-K for the year ended December 31, 2012.

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

In March 2007, management and the Board of Directors of the Company made the decision to cease all activities related to its VoIP telephony services businesses. Results of operations for the VoIP telephony services businesses have been reported separately as “Discontinued Operations” in the accompanying condensed consolidated statements of operations for all periods presented. There are no discontinued operations assets included in the accompanying condensed consolidated balance sheets. Remaining liabilities of the VoIP telephony services business have been included in the caption, “Liabilities of Discontinued Operations” in the accompanying condensed consolidated balance sheets.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO

THE THREE MONTHS ENDED MARCH 31, 2012

CONTINUING OPERATIONS

NET REVENUE. Commensurate with the sale of our Tralliance business on September 29, 2008, we became a shell company. As a result, net revenue for both the three months ended March 31, 2013 and 2012 was $0.

GENERAL AND ADMINISTRATIVE. General and administrative expenses include only customary public company expenses, including accounting, legal, audit, insurance and other related public company costs. General and administrative expenses totaled approximately $26 thousand in the first quarter of 2013 as compared to approximately $49 thousand for the same quarter of the prior year. The $23 thousand decrease was due primarily to legal costs incurred by the Company in defending itself against allegations made in the SendTec Distribution Trust complaint during 2012.

RELATED PARTY TRANSACTIONS.  Related party transaction expense totaled $60 thousand for both the three months ended March 31, 2013 and 2012 and consisted of management services fees payable to Dancing Bear for accounting, finance, administrative and managerial support.

RELATED PARTY INTEREST EXPENSE. Related party interest expense for both the three months ended March 31, 2013 and 2012 was $12 thousand and consisted of interest due and payable to Dancing Bear under the Revolving Loan Agreement.

RELATED PARTY OTHER INCOME.  Related party other income consists of the minimum Earn-out payable quarterly by Tralliance Registry Management to the Company as further discussed in Note 5, “Related Party Transactions” in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.  Related party other income for the three months ended March 31, 2013 was $100 thousand compared to approximately $94 thousand for the three months ended March 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ITEMS

As of March 31, 2013, we had $1,003 in cash as compared to approximately $928 as of December 31, 2012. Net cash flows provided from operating activities of continuing operations totaled approximately $15 thousand for both the three months ended March 31, 2013 and the three months ended March 31, 2012.

A total of approximately $15 thousand in net cash flows were used in the operating activities of discontinued operations during both the three months ended March 31, 2013 and the three months ended March 31, 2012.

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

Since 2008, the Company was able to continue operating as a going concern due principally to funding of $500 thousand received during 2008 under a Revolving Loan Agreement with an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer and total proceeds of approximately $1.5 million received during 2009 to 2013 under an Earn-out Agreement with an entity also controlled by Mr. Egan, as well as the forebearance of its creditors.

At March 31, 2013, the Company had a net working capital deficit of approximately $1.786 million.  Such working capital deficit included (i) a total of approximately $736 thousand in principal and accrued interest owed under the aforementioned Revolving Loan Agreement; (ii) a total of approximately $326 thousand in management service fees owed under a Master Services Agreement to an entity controlled by Mr. Egan; (iii) a total of approximately $131 thousand of accrued officer compensation due primarily to Mr. Egan, and (iv) an aggregate of approximately $600 thousand in other unsecured accounts payable and accrued expenses owed to non-related parties (of which approximately $181 thousand relates to liabilities of our VoIP telephony service discontinued business). Approximately $200 thousand of the aforementioned unsecured accounts payable has been disputed by the Company. As more fully described in Note 3, “Discontinued Operations,” the Company derecognized approximately $1.4 million of old liabilities of its former VoIP telephony service business, including approximately $1 million of disputed liabilities, during the fourth quarter of 2012 based upon our belief that the statute of limitations applicable to enforcement of such liabilities has lapsed. Additionally, the Company also wrote off approximately $85 thousand of estimated contingent liabilities during the fourth quarter of 2012. Based upon the lapsing of the statute of limitations, the Company expects to derecognize the remaining $200 thousand of disputed unsecured accounts payable during 2013. There can be no assurance that the holders of derecognized account payables will agree with our application of statutes of limitation to time bar claims related to such payables nor seek to assert a basis to toll or suspend the running of the otherwise applicable statutes of limitation.

As discussed previously, on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229 million shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6.4 million). However, the Company continues to be obligated to repay its principal borrowings totaling $500 thousand, plus accrued interest at the rate of 10% per annum (approximately $236 thousand as of March 31, 2013), due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement. All unpaid borrowings under the Revolving Loan Agreement, as amended on May 7, 2009, including accrued interest, are due and payable by the Company in one lump sum on the earlier of (i) five business days following demand for payment, which demand can be made at anytime, or (ii) the occurrence of an event of default as defined in the Revolving Loan Agreement. The Company currently has no ability to repay this loan should a demand for payment be made by the noteholder.  All borrowings under the Revolving Loan Agreement are secured by a pledge of all of the assets of the Company and its subsidiaries. Immediately after giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan beneficially owned approximately 76% of the Company’s Common Stock and continues to beneficially own such amount at March 31, 2013.

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

EFFECTS OF INFLATION

Management believes that inflation has not had a significant effect on our results of operations during 2013 and 2012.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable to smaller reporting companies such as the Company.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, and have determined there to be no reportable changes.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

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

Since 2008, the Company was able to continue operating as a going concern due principally to funding of $500 thousand received during 2008 under a Revolving Loan Agreement with an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer and total proceeds of approximately $1.5 million received during 2009 to 2013 under an Earn-out Agreement with an entity also controlled by Mr. Egan, as well as the forebearance of its creditors.

At March 31, 2013, the Company had a net working capital deficit of approximately $1.786 million.  Such working capital deficit included (i) a total of approximately $736 thousand in principal and accrued interest owed under the aforementioned Revolving Loan Agreement; (ii) a total of approximately $326 thousand in management service fees owed under a Master Services Agreement to an entity controlled by Mr. Egan; (iii) a total of approximately $131 thousand of accrued officer compensation due primarily to Mr. Egan, and (iv) an aggregate of approximately $600 thousand in other unsecured accounts payable and accrued expenses owed to non-related parties (of which approximately $181 thousand relates to liabilities of our VoIP telephony service discontinued business). Approximately $200 thousand of the aforementioned unsecured accounts payable has been disputed by the Company. As more fully described in Note 3, “Discontinued Operations,” the Company derecognized approximately $1.4 million of old liabilities of its former VoIP telephony service business, including approximately $1 million of disputed liabilities, during the fourth quarter of 2012 based upon our belief that the statute of limitations applicable to enforcement of such liabilities has lapsed. Additionally, the Company also wrote off approximately $85 thousand of estimated contingent liabilities during the fourth quarter of 2012. Based upon the lapsing of the statute of limitations, the Company expects to derecognize the remaining $200 thousand of disputed unsecured accounts payable during 2013. There can be no assurance that the holders of derecognized account payables will agree with our application of statutes of limitation to time bar claims related to such payables nor seek to assert a basis to toll or suspend the running of the otherwise applicable statutes of limitation.

As discussed previously, on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229 million shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6.4 million). However, the Company continues to be obligated to repay its principal borrowings totaling $500 thousand, plus accrued interest at the rate of 10% per annum (approximately $236 thousand as of March 31, 2013), due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement. All unpaid borrowings under the Revolving Loan Agreement, as amended on May 7, 2009, including accrued interest, are due and payable by the Company in one lump sum on the earlier of (i) five business days following demand for payment, which demand can be made at anytime, or (ii) the occurrence of an event of default as defined in the Revolving Loan Agreement. The Company currently has no ability to repay this loan should a demand for payment be made by the noteholder.  All borrowings under the Revolving Loan Agreement are secured by a pledge of all of the assets of the Company and its subsidiaries. Immediately after giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan beneficially owned approximately 76% of the Company’s Common Stock and continues to beneficially own such amount at March 31, 2013.

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

WE MAY NOT BE SUCCESSFUL IN SETTLING DISPUTED VENDOR CHARGES.

Our balance sheet at March 31, 2013 includes approximately $200 thousand of disputed liabilities related to our former Tralliance business. We expect to derecognize these liabilities in 2013 based upon the expiration of the statute of limitations periods applicable to such liabilities. Additionally, during 2012, we derecognized approximately $1.354 million of old liabilities related to our former VoIP telephony services business, including approximately $1.0 million of disputed liabilities, based on our belief that the applicable statute of limitations periods to bring claims to collect such liabilities have expired. There can be no assurance the vendors will not file claims and attempt to collect certain of these disputed liabilities, including those liabilities that have been derecognized in 2012 for which we believe the statute of limitations has lapsed. Should vendors file claims, there can be no assurance that the Company will be successful in settling the claims without significant costs, including attorney’s fees. Any adverse outcome in any of these matters could materially and adversely affect our financial position, utilize a significant portion of our cash resources and/or require additional capital to be infused into the Company, and adversely affect our ability to continue as a going concern.

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

RISKS RELATING TO OUR COMMON STOCK

WE ARE CONTROLLED BY OUR CHAIRMAN.

On September 29, 2008, in connection with the sale of Tralliance, the Company issued 229 million shares of its Common Stock to Registry Management, an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer. Previously on June 10, 2008, Dancing Bear Investments, Inc., also an entity controlled by Mr. Egan, converted an aggregate of $400 thousand of outstanding convertible secured promissory notes due to them by the Company into 40 million shares of our Common Stock. As a result of the issuance of the 269 million shares under the transactions described above, Mr. Egan’s beneficial ownership increased to approximately 76% of the Company’s Common Stock and he continues to own such amount at March 31, 2013. Accordingly, Mr. Egan is now in a position to control the vote on all corporate actions in the future.

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

theglobe.com, inc.

Dated : May 9, 2013	By:	/s/ Michael S. Egan
Michael S. Egan
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Edward A. Cespedes
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

