Form 10-Q
period 2013-09-30
THEGLOBE COM INC
filed 2013-11-12
CIK 1066684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒   No ☐

The number of shares outstanding of the Registrant's Common Stock, $.001 par value (the "Common Stock") as of October 31, 2013 was 441,484,838.

THEGLOBE.COM, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THEGLOBE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2013	2012
	(UNAUDITED)
ASSETS
Current Assets:
Cash	$887	$928
Prepaid expenses	2,277	5,490

Total current assets	$3,164	$6,418

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable to related party	$339,070	$334,570
Accrued compensation due to related parties	130,769	130,769
Accounts payable	174,835	170,336
Accrued expenses and other current liabilities	234,413	239,114
Accrued interest due to related party	260,631	223,233
Notes payable due to related party	500,000	500,000
Net liabilities of discontinued operations	150,935	195,934

Total current liabilities	1,790,653	1,793,956

Stockholders' Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 441,484,838 issued and outstanding at September 30, 2013 and December 31, 2012	441,485	441,485

Additional paid-in capital	294,301,845	294,301,845
Accumulated deficit	(296,530,819)	(296,530,868)

Total stockholders' deficit	(1,787,489)	(1,787,538)

Total liabilities and stockholders’ deficit	$3,164	$6,418

See notes to unaudited condensed consolidated financial statements.

  THEGLOBE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(UNAUDITED)		(UNAUDITED)
Net Revenue	$—	$—	$—	$—

Operating Expenses:
General and administrative	26,029	27,022	82,280	105,826
Related party transactions	60,000	60,000	180,000	180,000
	86,029	87,022	262,280	285,826

Operating Loss from Continuing Operations	(86,029)	(87,022)	(262,280)	(285,826)

Other Income (Expense), net:
Related party interest expense	(12,603)	(12,603)	(37,397)	(37,534)
Related party other income	100,000	93,750	300,000	281,250
	87,397	81,147	262,603	243,716

Income (Loss) from Continuing Operations Before Income Tax	1,368	(5,875)	323	(42,110)

Income Tax Provision	—	—	—	—
Income (Loss) from Continuing Operations	1,368	(5,875)	323	(42,110)

Discontinued Operations, net of tax:	—	—	(275)	(275)

Net Income (Loss)	$1,368	$(5,875)	$48	$(42,385)

Income (Loss) Per Share:
Basic and Diluted:
Continuing Operations	$—	$—	$—	$—
Discontinued Operations	$—	$—	$—	$—
Weighted Average Common Shares Outstanding	441,484,838	441,484,838	441,484,838	441,484,838

See notes to unaudited condensed consolidated financial statements.

  THEGLOBE.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2013	2012
	(UNAUDITED)
Cash Flows from Operating Activities:
Net income (loss)	$48	$(42,385)
Add back: loss from discontinued operations	275	275
Net income (loss) from continuing operations	323	(42,110)

Adjustments to reconcile net income (loss) from continuing operations to net cash flows from operating activities

Changes in operating assets and liabilities
Prepaid and other current assets	3,213	(551)
Accounts payable to related party	4,500	50,500
Accounts payable	4,500	(100)
Accrued expenses and other current liabilities	(4,701)	(900)
Accrued interest due to related party	37,398	37,534

Net cash flows from operating activities of continuing operations	45,233	44,373
Net cash flows from operating activities of discontinued operations	(45,274)	(45,275)
Net cash flows from operating activities	(41)	(902)

Net Decrease in Cash and Cash Equivalents	(41)	(902)
Cash and Cash Equivalents, at beginning of period	928	1,354
Cash and Cash Equivalents, at end of period	$887	$452

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

UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The unaudited interim condensed consolidated financial statements of the Company as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed consolidated financial statements.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2013 and the results of its operations for the three and nine months ended September 30, 2013 and 2012. The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period.

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

Due to the anti-dilutive effect of potentially dilutive securities or common stock equivalents that could be issued, such securities were excluded from the diluted net loss per common share calculation for all periods presented. Such potentially dilutive securities and common stock equivalents consisted of the following for the periods ended September 30:

	2013	2012
Options to purchase common stock	4,000,000	8,730,000
Common shares issuable upon exercise of warrants	—	2,250,000
Total	4,000,000	10,980,000

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

Since 2008, the Company was able to continue operating as a going concern due principally to funding of $500,000 received during 2008 under a Revolving Loan Agreement with an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer and a total of approximately $1,750,000 received during 2009 to 2013 under an Earn-out Agreement with an entity also controlled by Mr. Egan, as well as the forbearance of its creditors.

At September 30, 2013, the Company had a net working capital deficit of approximately $1,787,000. Such working capital deficit included (i) a total of approximately $761,000 in principal and accrued interest owed under the aforementioned Revolving Loan Agreement; (ii) a total of approximately $339,000 in management service fees owed under a Master Services Agreement to an entity controlled by Mr. Egan; (iii) a total of approximately $131,000 of accrued officer compensation due primarily to Mr. Egan; and (iv) an aggregate of approximately $560,000 in unsecured accounts payable and accrued expenses owed to vendors and other non-related third parties (of which approximately $151,000 relates to liabilities of our VoIP telephony service discontinued business).  Approximately $200,000 of the aforementioned non-related party unsecured liabilities have been disputed by the Company.  As more fully described in Note 3, “Discontinued Operations,” the Company derecognized approximately $1,354,000 of liabilities of its former VoIP telephony service business, including approximately $1,000,000 of disputed liabilities, during the fourth quarter of 2012 based upon our belief that the statute of limitations applicable to enforcement of such liabilities has lapsed.  Additionally, the Company also wrote off approximately $85,000 of estimated contingent liabilities during the fourth quarter of 2012.  Based upon the lapsing of the statute of limitations, the Company expects to derecognize the remaining $200,000 of disputed unsecured accounts payable during 2013.  There can be no assurance that the holders of derecognized account payables will agree with our application of statutes of limitation to time bar claims related to such payables nor seek to assert a basis to toll or suspend the running of the otherwise applicable statutes of limitation.

As discussed previously, on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229,000,000 shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6,400,000). However, the Company continues to be obligated to repay its principal borrowings totaling $500,000, plus accrued interest at the rate of 10% per annum (approximately $261,000 as of September 30, 2013), due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement. All unpaid borrowings under the Revolving Loan Agreement, as amended on May 7, 2009, including accrued interest, are due and payable by the Company in one lump sum on the earlier of (i) five business days following any demand for payment, which demand can be made at any time, or (ii) the occurrence of an event of default as defined in the Revolving Loan Agreement. The Company currently has no ability to repay this loan should a demand for payment be made by the noteholder. All borrowings under the Revolving Loan Agreement are secured by a pledge of all of the assets of the Company and its subsidiaries. Immediately after giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan beneficially owned approximately 76% of the Company’s issued and outstanding Common Stock and continues to beneficially own such amount at September 30, 2013.

As additional consideration under the Purchase Transaction, Tralliance Registry Management is obligated to pay an earn-out to theglobe equal to 10% (subject to certain minimums) of Tralliance Registry Management’s net revenue (as defined) derived from “.travel” names registered by Tralliance Registry Management from September 29, 2008 through May 5, 2015 (the “Earn-out”). The minimum Earn-out payable by Tralliance Registry Management to theglobe was $300,000 in the first year, increasing by $25,000 in each subsequent year (pro-rated for the final year of the Earn-out). Due to various factors related to the collectability of Earn-out payments from Tralliance Registry Management, and the fact that such Earn-out payments are payable to theglobe over an extended time (originally approximately 6 ½ years), there can be no assurance that theglobe will be able to collect the minimum Earn-out payments over the remaining life of the Earn-out.

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

During the fourth quarter of 2012, the Company re-evaluated all remaining liabilities of its VoIP telephony services business in light of the passage of time and applicable state statute of limitation laws.  Based upon this re-evaluation, the Company derecognized accounts payable liabilities related to six (6) former telecommunication vendors totaling approximately $1,354,000, including the disputed liabilities of approximately $1,000,000 discussed earlier, from its balance sheet at December 31, 2012.  At September 30, 2013 and December 31, 2012, “Liabilities of Discontinued Operations” consists of a non-disputed accounts payable to one former VoIP telephony service business vendor that the Company intends to pay over the next several years on a monthly installment basis.

(4) STOCK OPTION PLANS

We have several stock option plans under which nonqualified stock options were granted to officers, directors, other employees, consultants and advisors of the Company. In general, options granted under the Company’s stock option plans expire after a ten-year period and generally vest no later than three years from the date of grant. Incentive options granted to stockholders who own greater than 10% of the total combined voting power of all classes of stock of the Company must be issued at 110% of the fair market value of the stock on the date the options are granted. As of September 30, 2013, there were 5,570,141 shares available for grant under the Company’s stock option plans.

There were no stock option grants or exercises during each of the nine months ended September 30, 2013 and 2012.

Stock option activity during the nine months ended September 30, 2013 was as follows:

	Total Options	Weighted Average Exercise Price
Outstanding at December 31, 2012	5,650,000	$0.25
Granted	—
Exercised	—
Expired	(1,650,000)	0.56
Outstanding at September 30, 2013	4,000,000	$0.12
Options exercisable at September 30, 2013	4,000,000	$0.12

Each of the weighted-average remaining contractual terms of stock options outstanding and stock options exercisable at September 30, 2013 were 1.5 years. The aggregate intrinsic value of both options outstanding and stock options exercisable at September 30, 2013 was $0.

Stock compensation cost is recognized on a straight-line basis over the vesting period.  At September 30, 2013, there was no unrecognized compensation expense related to unvested stock options.

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

(5)   RELATED PARTY TRANSACTIONS

On June 6, 2008, the Company entered into a Revolving Loan Agreement with Dancing Bear Investments, Inc. (“Dancing Bear”), pursuant to which Dancing Bear may loan up to $500,000 to the Company on a revolving basis (the “Credit Line”).  Dancing Bear is an entity controlled by Michael S. Egan, the Company’s Chairman and Chief Executive Officer. During 2008 the Company made borrowings totaling the full amount of the $500,000 Credit Line. At September 30, 2013, outstanding principal and accrued interest under the Credit Line totaled $500,000 and $260,631, respectively. During the nine months ended September 30, 2013 and 2012, interest expense related to the Credit Line of $37,397 and $37,534, respectively, was recorded. All borrowings under the Credit Line, including accrued interest on borrowed funds at the rate of 10% per annum, were initially due and payable in one lump sum on the first anniversary of the Credit Line, or June 6, 2009, or sooner upon the occurrence of an event of default under the loan documentation. On May 7, 2009, such repayment terms were amended so as to require the Company to repay any or all amounts due under the Credit Line in one lump sum on the earlier of (i) five business days following any demand for payment that is made on or after June 6, 2009, or (ii) the occurrence of an event of default as defined in the Revolving Credit Agreement.

During the nine months ended September 30, 2013 and 2012, the Company received minimum Earn-out installment payments from Tralliance Registry Management Company LLC (“Tralliance Registry Management”) totaling $300,000 and $281,250, respectively, under an Earn-out Agreement entered into on September 29, 2008 by and between Tralliance Registry Management and the Company.  Such Earn-out payments have been recorded as related party income in our condensed consolidated statements of operations. Tralliance Registry Management is an entity controlled by Michael S. Egan, and each of our two remaining executive officers and Board members, Edward A. Cespedes, our President, and Robin S. Lebowitz, our Vice President of Finance, who own a minority interest in The Registry Management Company, LLC, the parent company of Tralliance Registry Management.

During the nine months ended September 30, 2013 and 2012, the Company paid management services fees to Dancing Bear totaling $175,500 and $129,500, respectively, and recorded related party transactions expense of $180,000 and $180,000, respectively, in its condensed consolidated statement of operations, under a Master Services Agreement entered into on September 29, 2008 by and between Dancing Bear and the Company.  At September 30, 2013, a total of $339,070 in management service fees remains unpaid and is accrued on the Company’s condensed consolidated balance sheet.

(6)   SUBSEQUENT EVENTS

The Company’s management evaluated subsequent events through the time of the filing of this report on Form 10-Q. The Company’s management is not aware of any significant event, that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on its consolidated financial statements.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO
THE THREE MONTHS ENDED SEPTEMBER 30, 2012

CONTINUING OPERATIONS

NET REVENUE. Commensurate with the sale of our Tralliance business on September 29, 2008, we became a shell company. As a result, net revenue for both the three months ended September 30, 2013 and 2012 was $0.

GENERAL AND ADMINISTRATIVE. General and administrative expenses include only customary public company expenses, including accounting, legal, audit, insurance and other related public company costs. General and administrative expenses totaled approximately $26 thousand in the third quarter of 2013 as compared to approximately $27 thousand for the same quarter of the prior year.

RELATED PARTY TRANSACTIONS. Related party transaction expense totaled $60 thousand for both the three months ended September 30, 2013 and 2012 and consisted of management services fees payable to Dancing Bear for accounting, finance, administrative and managerial support.

RELATED PARTY INTEREST EXPENSE. Related party interest expense for both the three months ended September 30, 2013 and 2012 was approximately $13 thousand and consisted of interest due and payable to Dancing Bear under the Revolving Loan Agreement.

RELATED PARTY OTHER INCOME. Related party other income consists of the minimum Earn-out payable quarterly by Tralliance Registry Management to the Company. Related party other income for the three months ended September 30, 2013 was approximately $100 thousand compared to $94 thousand for the three months ended September 30, 2012.

INCOME TAXES. No tax benefit was recorded for the losses incurred during the third quarter of 2013 or the third quarter of 2012 as we recorded a 100% valuation allowance against our otherwise recognizable deferred tax assets due to the uncertainty surrounding the timing or ultimate realization of the benefits of our net operating loss carryforwards in future periods.

NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO
THE NINE MONTHS ENDED SEPTEMBER 30, 2012

CONTINUING OPERATIONS

NET REVENUE. Net revenue totaled $0 for both the nine months ended September 30, 2013 and 2012.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include only customary public company expenses, including accounting, legal, audit, insurance and other related public company costs.  General and administrative expenses totaled approximately $82 thousand for the first nine months of 2013 as compared to approximately $106 thousand for the same period of 2012 The higher general and administrative expenses in 2012 was due to legal costs incurred in connection with a complaint related to a former subsidiary that was settled in December 2012.

RELATED PARTY TRANSACTIONS. Related party transaction expense totaled $180 thousand for both the nine months ended September 30, 2013 and 2012 and consisted of management services fees payable to Dancing Bear for accounting, finance, administrative and managerial support.

RELATED PARTY INTEREST EXPENSE. Related party interest expense for both the nine months ended September 30, 2013 and 2012 was approximately $37 thousand and consisted of interest due and payable to Dancing Bear under the Revolving Loan Agreement.

RELATED PARTY OTHER INCOME. Related party other income consists of the minimum Earn-Out payable quarterly by Tralliance Registry Management to the Company. Related party other income for the nine months ended September 30, 2013 was approximately $300 thousand compared to $281 thousand for the nine months ended September 30, 2012.

INCOME TAXES. No tax benefit was recorded for the losses incurred during the nine months ended September 30, 2013 and 2012 as we recorded a 100% valuation allowance against our otherwise recognizable deferred tax assets due to the uncertainty surrounding the timing or ultimate realization of the benefits of our net operating loss carryforwards in future periods.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOW ITEMS

As of September 30, 2013, we had $887 in cash as compared to $928 as of December 31, 2012. Net cash flows provided from operating activities of continuing operations totaled approximately $45 thousand for the nine months ended September 30, 2013 versus $44 thousand for the nine months ended September 30, 2012.

A total of approximately $45 thousand in net cash flows were used in the operating activities of discontinued operations during both the nine months ended September 30, 2013 and the nine months ended September 30, 2012.

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

Since 2008, the Company was able to continue operating as a going concern due principally to funding of $500 thousand received during 2008 under a Revolving Loan Agreement with an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer and a total of approximately $1.75 million received during 2009 to 2013 under an Earn-out Agreement with an entity also controlled by Mr. Egan, as well as the forbearance of its creditors.

At September 30, 2013, the Company had a net working capital deficit of approximately $1.787 million. Such working capital deficit included (i) a total of approximately $761 thousand in principal and accrued interest owed under the aforementioned Revolving Loan Agreement; (ii) a total of approximately $339 thousand in management service fees owed under a Master Services Agreement to an entity controlled by Mr. Egan; (iii) a total of approximately $131 thousand of accrued officer compensation due primarily to Mr. Egan; and (iv) an aggregate of approximately $560 thousand in unsecured accounts payable and accrued expenses owed to vendors and other non-related third parties (of which approximately $151 thousand relates to liabilities of our VoIP telephony service discontinued business). Approximately $200 thousand of the aforementioned non-related party unsecured liabilities have been disputed by the Company. As more fully described in Note 3, “Discontinued Operations,” the Company derecognized approximately $1.354 million of liabilities of its former VoIP telephony service business, including approximately $1 million of disputed liabilities, during the fourth quarter of 2012 based upon our belief that the statute of limitations applicable to enforcement of such liabilities has lapsed. Additionally, the Company also wrote off approximately $85 thousand of estimated contingent liabilities during the fourth quarter of 2012. Based upon the lapsing of the statute of limitations, the Company expects to derecognize the remaining $200 thousand of disputed unsecured accounts payable during 2013. There can be no assurance that the holders of derecognized account payables will agree with our application of statutes of limitation to time bar claims related to such payables nor seek to assert a basis to toll or suspend the running of the otherwise applicable statutes of limitation.

As discussed previously, on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229 million shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6.4 million). However, the Company continues to be obligated to repay its principal borrowings totaling $500 thousand, plus accrued interest at the rate of 10% per annum (approximately $261 thousand as of September 30, 2013), due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement. All unpaid borrowings under the Revolving Loan Agreement, as amended on May 7, 2009, including accrued interest, are due and payable by the Company in one lump sum on the earlier of (i) five business days following any demand for payment, which demand can be made at any time, or (ii) the occurrence of an event of default as defined in the Revolving Loan Agreement. The Company currently has no ability to repay this loan should a demand for payment be made by the noteholder. All borrowings under the Revolving Loan Agreement are secured by a pledge of all of the assets of the Company and its subsidiaries. Immediately after giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan beneficially owned approximately 76% of the Company’s issued and outstanding Common Stock and continues to beneficially own such amount at September 30, 2013.

As additional consideration under the Purchase Transaction, Tralliance Registry Management is obligated to pay an earn-out to theglobe equal to 10% (subject to certain minimums) of Tralliance Registry Management’s net revenue (as defined) derived from “.travel” names registered by Tralliance Registry Management from September 29, 2008 through May 5, 2015 (the “Earn-out”). The minimum Earn-out payable by Tralliance Registry Management to theglobe was $300 thousand in the first year, increasing by $25 thousand in each subsequent year (pro-rated for the final year of the Earn-out). Due to various factors related to the collectability of Earn-out payments from Tralliance Registry Management, and the fact that such Earn-out payments are payable to theglobe over an extended time (originally approximately 6 ½ years), there can be no assurance that theglobe will be able to collect the minimum Earn-out payments over the remaining life of the Earn-out.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, and have determined there to be no reportable changes.

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

Since 2008, the Company was able to continue operating as a going concern due principally to funding of $500 thousand received during 2008 under a Revolving Loan Agreement with an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer and a total of approximately $1.75 million received during 2009 to 2013 under an Earn-out Agreement with an entity also controlled by Mr. Egan, as well as the forbearance of its creditors.

At September 30, 2013, the Company had a net working capital deficit of approximately $1.787 million. Such working capital deficit included (i) a total of approximately $761 thousand in principal and accrued interest owed under the aforementioned Revolving Loan Agreement; (ii) a total of approximately $339 thousand in management service fees owed under a Master Services Agreement to an entity controlled by Mr. Egan; (iii) a total of approximately $131 thousand of accrued officer compensation due primarily to Mr. Egan; and (iv) an aggregate of approximately $560 thousand in unsecured accounts payable and accrued expenses owed to vendors and other non-related third parties (of which approximately $151 thousand relates to liabilities of our VoIP telephony service discontinued business). Approximately $200 thousand of the aforementioned non-related party unsecured liabilities have been disputed by the Company. As more fully described in Note 3, “Discontinued Operations,” the Company derecognized approximately $1.354 million of liabilities of its former VoIP telephony service business, including approximately $1 million of disputed liabilities, during the fourth quarter of 2012 based upon our belief that the statute of limitations applicable to enforcement of such liabilities has lapsed. Additionally, the Company also wrote off approximately $85 thousand of estimated contingent liabilities during the fourth quarter of 2012. Based upon the lapsing of the statute of limitations, the Company expects to derecognize the remaining $200 thousand of disputed unsecured accounts payable during 2013. There can be no assurance that the holders of derecognized account payables will agree with our application of statutes of limitation to time bar claims related to such payables nor seek to assert a basis to toll or suspend the running of the otherwise applicable statutes of limitation.

As discussed previously, on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229 million shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6.4 million). However, the Company continues to be obligated to repay its principal borrowings totaling $500 thousand, plus accrued interest at the rate of 10% per annum (approximately $261 thousand as of September 30, 2013), due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement. All unpaid borrowings under the Revolving Loan Agreement, as amended on May 7, 2009, including accrued interest, are due and payable by the Company in one lump sum on the earlier of (i) five business days following any demand for payment, which demand can be made at any time, or (ii) the occurrence of an event of default as defined in the Revolving Loan Agreement. The Company currently has no ability to repay this loan should a demand for payment be made by the noteholder. All borrowings under the Revolving Loan Agreement are secured by a pledge of all of the assets of the Company and its subsidiaries. Immediately after giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan beneficially owned approximately 76% of the Company’s issued and outstanding Common Stock and continues to beneficially own such amount at September 30, 2013.

As additional consideration under the Purchase Transaction, Tralliance Registry Management is obligated to pay an earn-out to theglobe equal to 10% (subject to certain minimums) of Tralliance Registry Management’s net revenue (as defined) derived from “.travel” names registered by Tralliance Registry Management from September 29, 2008 through May 5, 2015 (the “Earn-out”). The minimum Earn-out payable by Tralliance Registry Management to theglobe was $300 thousand in the first year, increasing by $25 thousand in each subsequent year (pro-rated for the final year of the Earn-out). Due to various factors related to the collectability of Earn-out payments from Tralliance Registry Management, and the fact that such Earn-out payments are payable to theglobe over an extended time (originally approximately 6 ½ years), there can be no assurance that theglobe will be able to collect the minimum Earn-out payments over the remaining life of the Earn-out.

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

WE MAY NOT BE SUCCESSFUL IN SETTLING DISPUTED VENDOR CHARGES.

Our balance sheet at September 30, 2013 includes approximately $200 thousand of disputed liabilities related to our former Tralliance business. We expect to derecognize these liabilities in 2013 based upon the expiration of the statute of limitations periods applicable to such liabilities. Additionally, during 2012, we derecognized approximately $1.4 million of old liabilities related to our former VoIP telephony services business, including approximately $1.0 million of disputed liabilities, based on our belief that the applicable statute of limitations periods to bring claims to collect such liabilities have expired. There can no assurance that vendors will not file claims and attempt to collect certain of these disputed liabilities, including those liabilities that have been derecognized in 2012 for which we believe the statute of limitations has lapsed. Should vendors file claims, there can be no assurance that the Company will be successful in settling the claims without significant costs, including attorney’s fees. Any adverse outcome in any of these matters could materially and adversely affect our financial position, utilize a significant portion of our cash resources and/or require additional capital to be infused into the Company, and adversely affect our ability to continue as a going concern.

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

theglobe.com, inc.

Dated : November 12, 2013	By:	/s/ Michael S. Egan
Michael S. Egan
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Edward A. Cespedes
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

