Form 10-Q
period 2014-03-31
THEGLOBE COM INC
filed 2014-05-13
CIK 1066684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes ☒   No ☐

The number of shares outstanding of the Registrant's Common Stock, $.001 par value (the "Common Stock") as of May 13, 2014 was 441,484,838.

THEGLOBE.COM, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THEGLOBE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2014	2013
	(UNAUDITED)
ASSETS
Current Assets:
Cash	$740	$904
Prepaid expenses	3,238	2,758

Total current assets	$3,978	$3,662

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable to related party	$311,570	$329,820
Accounts payable	1,620	—
Accrued compensation due to related parties	130,769	130,769
Accrued expenses and other current liabilities	121,217	110,117
Accrued interest due to related party	285,562	273,234
Notes payable due to related party	500,000	500,000
Net liabilities of discontinued operations	120,935	135,935

Total current liabilities	1,471,673	1,479,875

Stockholders' Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 441,484,838 issued and outstanding at March 31, 2014 and December 31, 2013	441,485	441,485

Additional paid-in capital	294,301,845	294,301,845
Accumulated deficit	(296,211,025)	(296,219,543)

Total stockholders' deficit	(1,467,695)	(1,476,213)

Total liabilities and stockholders’ deficit	$3,978	$3,662

See notes to unaudited condensed consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2014	2013
	(UNAUDITED)

Net Revenue	$—	$—

Operating Expenses:
General and administrative	25,278	25,872
Related party transactions	60,000	60,000
	85,278	85,872

Operating Loss from Continuing Operations	(85,278)	(85,872)
Other Income (Expense), net:
Related party interest expense	(12,329)	(12,329)
Related party other income	106,250	100,000
	93,921	87,671

Income from Continuing Operations
Before Income Tax	8,643	1,799
Income Tax Provision	—	—
Income from Continuing Operations	8,643	1,799

Discontinued Operations, net of tax	(125)	(125)

Net Income	$8,518	$1,674
Income Per Share -
Basic and Diluted:
Continuing Operations	$—	$—
Discontinued Operations	$—	$—

Weighted Average Common Shares Outstanding	441,484,838	441,484,838

See notes to unaudited condensed consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2014	2013
	(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$8,518	$1,674
Add back: loss from discontinued operations	125	125
Net income from continuing operations	8,643	1,799

Adjustments to reconcile net income from continuing operations to net cash flows from operating activities

Changes in operating assets and liabilities
Prepaid and other current assets	(480)	33
Accounts payable to related party	(18,250)	(9,000)
Accounts payable	1,620	2,739
Accrued expenses and other current liabilities	11,100	7,299
Accrued interest due to related party	12,328	12,329

Net cash flows from operating activities of continuing operations	14,961	15,199
Net cash flows from operating activities of discontinued operations	(15,125)	(15,124)
Net cash flows from operating activities	(164)	75

Net Increase (Decrease) in Cash	(164)	75
Cash at beginning of period	904	928
	$740	$1,003

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

UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The unaudited interim condensed consolidated financial statements of the Company as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed consolidated financial statements.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2014 and the results of its operations and its cash flows for the three months ended March 31, 2014 and 2013. The results of operations and cash flows for such periods are not necessarily indicative of results expected for the full year or for any future period.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions relate primarily to valuations of accounts payable and accrued expenses. Our estimates, judgments and assumptions are continually evaluated based upon available information and experience. Because of estimates inherent in the financial reporting process, actual results could differ from those estimates. See Note 2, “Liquidity and Going Concern Considerations” for a discussion of the Company’s derecognition and write off of certain accounts payable and accrued expenses).

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

Due to the anti-dilutive effect of potentially dilutive securities or common stock equivalents that could be issued, such securities were excluded from the diluted net loss per common share calculation for all periods presented. Such potentially dilutive securities and common stock equivalents consisted of the following for the periods ended March 31:

	2014	2013
Options to purchase common stock	4,000,000	5,650,000
Common shares issuable upon exercise of warrants	—	500,000
Total	4,000,000	6,150,000

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

Since 2008, the Company was able to continue operating as a going concern due principally to funding of $500,000 received during 2008 under a Revolving Loan Agreement with an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer and total proceeds of approximately $1,963,000 received during 2009 to 2014 under an Earn-out Agreement with an entity also controlled by Mr. Egan, as well as the forebearance of its creditors.

At March 31, 2014, the Company had a net working capital deficit of approximately $1,468,000.  Such working capital deficit included (i) a total of approximately $786,000 in principal and accrued interest owed under the aforementioned Revolving Loan Agreement; (ii) a total of approximately $312,000 in management service fees owed under a Master Services Agreement to an entity controlled by Mr. Egan; (iii) a total of approximately $131,000 of accrued officer compensation due primarily to Mr. Egan, and (iv) an aggregate of approximately $244,000 in other unsecured accounts payable and accrued expenses owed to non-related parties (of which approximately $121,000 relates to liabilities of our VoIP telephony service discontinued business). During the fourth quarter of 2013, the Company derecognized approximately $296,000 of old liabilities of its former Tralliance business, including approximately $170,000 of disputed accounts payable owed to 2 former vendors and accrued expenses totaling approximately $126,000, based upon the belief that the statute of limitations applicable to enforcement of such liabilities had lapsed. As more fully described in Note 3, “Discontinued Operations,” the Company derecognized approximately $1,354,000 of old liabilities of its former VoIP telephony service business, including approximately $1,000,000 of disputed liabilities, during the fourth quarter of 2012 based upon our belief that the statute of limitations applicable to enforcement of such liabilities has lapsed. Additionally, the Company also wrote off approximately $85,000 of estimated contingent liabilities during the fourth quarter of 2012. Based upon the lapsing of the statute of limitations, the Company expects to derecognize approximately $84,000 of unsecured accrued expense liabilities during 2014. There can be no assurance that the holders of derecognized account payables will agree with our application of statutes of limitation to time bar claims related to such payables nor seek to assert a basis to toll or suspend the running of the otherwise applicable statutes of limitation.

As discussed previously, on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229,000,000 shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6,400,000). However, the Company continues to be obligated to repay its principal borrowings totaling $500,000, plus accrued interest at the rate of 10% per annum (approximately $286,000 as of March 31, 2014), due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement. All unpaid borrowings under the Revolving Loan Agreement, as amended on May 7, 2009, including accrued interest, are due and payable by the Company in one lump sum on the earlier of (i) five business days following demand for payment, which demand can be made at anytime, or (ii) the occurrence of an event of default as defined in the Revolving Loan Agreement. The Company currently has no ability to repay this loan should a demand for payment be made by the noteholder.  All borrowings under the Revolving Loan Agreement are secured by a pledge of all of the assets of the Company and its subsidiaries. Immediately after giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan beneficially owned approximately 76% of the Company’s Common Stock and continues to beneficially own such amount at March 31, 2014.

As additional consideration under the Purchase Transaction, Tralliance Registry Management is obligated to pay an earn-out to theglobe equal to 10% (subject to certain minimums) of Tralliance Registry Management’s net revenue (as defined) derived from “.travel” names registered by Tralliance Registry Management from September 29, 2008 through May 5, 2015 (the “Earn-out”). The minimum Earn-out payable by Tralliance Registry Management to theglobe was $300,000 in the first year of the Earn-Out, increasing by $25,000 in each subsequent year ($400,000 for the most recent completed year) (pro-rated for the final year of the Earn-out). Due to various factors related to the collectability of Earn-out payments from Tralliance Registry Management, including the current weak financial condition of Tralliance Registry Management, and the fact that such Earn-out payments are payable to theglobe over an extended period of time (originally approximately 6 ½ years), there can be no assurance that theglobe will be able to collect the minimum Earn-out payments over the remaining life of the Earn-out.

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

During the fourth quarter of 2012, the Company re-evaluated all remaining liabilities of its VoIP telephony services business in light of the passage of time and applicable state statute of limitation laws. Based upon this re-evaluation, the Company derecognized accounts payable liabilities related to six (6) former telecommunication vendors totaling approximately $1,354,000, including the disputed liabilities of approximately $1,000,000 discussed earlier, from its balance sheet at December 31, 2012. At March 31, 2014 and December 31, 2013, “Liabilities of Discontinued Operations” consists of a non-disputed accounts payable to one former VoIP telephony services business vendor that the Company intends to pay over the next several years on a monthly installment basis.

(4) STOCK OPTION PLANS

We have several stock option plans under which nonqualified stock options may be granted to officers, directors, other employees, consultants and advisors of the Company. In general, options granted under the Company’s stock option plans expire after a ten-year period and generally vest no later than three years from the date of grant. Incentive options granted to stockholders who own greater than 10% of the total combined voting power of all classes of stock of the Company must be issued at 110% of the fair market value of the stock on the date the options are granted. As of March 31, 2014, there were approximately 5,570,141 shares available for grant under the Company’s stock option plans.

There were no stock option grants or exercises during each of the three months ended March 31, 2014 and 2013.

Stock option activity during the three months ended March 31, 2014 was as follows:

	Total Options	Weighted Average Exercise Price
Outstanding at December 31, 2013	4,000,000	$0.12
Granted	—
Exercised	—
Expired	—	—
Outstanding at March 31, 2014	4,000,000	$0.12
Options exercisable at March 31, 2014	4,000,000	$0.12

Each of the weighted-average remaining contractual terms of stock options outstanding and stock options exercisable at March 31, 2014 were 1.0 years. The aggregate intrinsic value of both options outstanding and stock options exercisable at March 31, 2014 was $0.

Stock compensation cost is recognized on a straight-line basis over the vesting period. At March 31, 2014, there was no unrecognized compensation expense related to unvested stock options.

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

(5)   RELATED PARTY TRANSACTIONS

On June 6, 2008, the Company entered into a Revolving Loan Agreement with Dancing Bear Investments, Inc. (“Dancing Bear”), pursuant to which Dancing Bear may loan up to $500,000 to the Company on a revolving basis (the “Credit Line”).   Dancing Bear is an entity controlled by Michael S. Egan, the Company’s Chairman and Chief Executive Officer.  During 2008 the Company made borrowings totaling the full amount of the $500,000 Credit Line.  At March 31, 2014, outstanding principal and accrued interest under the Credit Line totaled $500,000 and $286,000, respectively.  During both the three months ended March 31, 2014 and 2013, interest expense related to the Credit Line of $12,329 was recorded.  All borrowings under the Credit Line, including accrued interest on borrowed funds at the rate of 10% per annum, were initially due and payable in one lump sum on the first anniversary of the Credit Line, or June 6, 2009, or sooner upon the occurrence of an event of default under the loan documentation.  On May 7, 2009, such repayment terms were amended so as to require the Company to repay any or all amounts due under the Credit Line in one lump sum on the earlier of (i) five business days following any demand for payment that is made on or after June 6, 2009, or (ii) the occurrence of an event of default as defined in the Revolving Credit Agreement.

During the three months ended March 31, 2014 and 2013, the Company received minimum Earn-out installment payments totaling $106,250 and $100,000, respectively, from Tralliance Registry Management Company LLC (“Tralliance Registry Management”) under an Earn-out Agreement entered into on September 29, 2008 by and between Tralliance Registry Management and the Company.  Tralliance Registry Management is an entity controlled by Michael S. Egan, and each of our two remaining executive officers and Board members, Edward A. Cespedes, our President, and Robin S. Lebowitz, our Vice President of Finance, who own a minority interest in The Registry Management Company, LLC, the parent company of Tralliance Registry Management.

During the three months ended March 31, 2014 and 2013, the Company paid management services fees totaling $78,000 and $69,000, respectively, to Dancing Bear under a Master Services Agreement entered into on September 29, 2008 by and between Dancing Bear and the Company.   At March 31, 2014 and December 31, 2013, a total of approximately $312,000 and $330,000, respectively, in management service fees remained unpaid and are accrued on the Company’s condensed consolidated balance sheet.

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

These statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are not required to and do not intend to update any of the forward-looking statements after the date of this Form 10-Q or to conform these statements to actual results. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-Q might not occur. Actual results, levels of activity, performance, achievements and events may vary significantly from those implied by the forward-looking statements. A description of risks that could cause our results to vary appears under "Risk Factors" and elsewhere in this Form 10-Q. The following discussion should be read together in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes thereto and the audited consolidated financial statements and notes to those statements contained in the Annual Report on Form 10-K for the year ended December 31, 2013.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO

THE THREE MONTHS ENDED MARCH 31, 2013

CONTINUING OPERATIONS

NET REVENUE. Commensurate with the sale of our Tralliance business on September 29, 2008, we became a shell company. As a result, net revenue for both the three months ended March 31, 2014 and 2013 was $0.

GENERAL AND ADMINISTRATIVE. General and administrative expenses include only customary public company expenses, including accounting, legal, audit, insurance and other related public company costs. General and administrative expenses totaled approximately $25 thousand in the first quarter of 2014 as compared to approximately $26 thousand for the same quarter of the prior year.

RELATED PARTY TRANSACTIONS.  Related party transaction expense totaled $60 thousand for both the three months ended March 31, 2014 and 2013 and consisted of management services fees payable to Dancing Bear for accounting, finance, administrative and managerial support.

RELATED PARTY INTEREST EXPENSE. Related party interest expense for both the three months ended March 31, 2014 and 2013 was $12 thousand and consisted of interest due and payable to Dancing Bear under the Revolving Loan Agreement.

RELATED PARTY OTHER INCOME.  Related party other income consists of the minimum Earn-out payable quarterly by Tralliance Registry Management to the Company as further discussed in Note 5, “Related Party Transactions” in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.  Related party other income for the three months ended March 31, 2014 was $106 thousand compared to approximately $100 thousand for the three months ended March 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ITEMS

As of March 31, 2014, we had $740 in cash as compared to approximately $904 as of December 31, 2013. Net cash flows provided from operating activities of continuing operations totaled approximately $15 thousand for both the three months ended March 31, 2014 and the three months ended March 31, 2013.

A total of approximately $15 thousand in net cash flows were used in the operating activities of discontinued operations during both the three months ended March 31, 2014 and the three months ended March 31, 2013.

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

Since 2008, the Company was able to continue operating as a going concern due principally to funding of $500 thousand received during 2008 under a Revolving Loan Agreement with an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer and total proceeds of approximately $1.963 million received during 2009 to 2014 under an Earn-out Agreement with an entity also controlled by Mr. Egan, as well as the forebearance of its creditors.

At March 31, 2014, the Company had a net working capital deficit of approximately $1.468 million.  Such working capital deficit included (i) a total of approximately $786 thousand in principal and accrued interest owed under the aforementioned Revolving Loan Agreement; (ii) a total of approximately $312 thousand in management service fees owed under a Master Services Agreement to an entity controlled by Mr. Egan; (iii) a total of approximately $131 thousand of accrued officer compensation due primarily to Mr. Egan, and (iv) an aggregate of approximately $244 thousand in other unsecured accounts payable and accrued expenses owed to non-related parties (of which approximately $121 thousand relates to liabilities of our VoIP telephony service discontinued business). During the fourth quarter of 2013, the Company derecognized approximately $296 thousand of old liabilities of its former Tralliance business, including approximately $170 thousand of disputed accounts payable owed to 2 former vendors and accrued expenses totaling approximately $126 thousand, based upon the belief that the statute of limitations applicable to enforcement of such liabilities had lapsed. As more fully described in Note 3, “Discontinued Operations,” the Company derecognized approximately $1.354 million of old liabilities of its former VoIP telephony service business, including approximately $1 million of disputed liabilities, during the fourth quarter of 2012 based upon our belief that the statute of limitations applicable to enforcement of such liabilities has lapsed. Additionally, the Company also wrote off approximately $85 thousand of estimated contingent liabilities during the fourth quarter of 2012. Based upon the lapsing of the statute of limitations, the Company expects to derecognize approximately $84 thousand of unsecured accrued expense liabilities during 2014. There can be no assurance that the holders of derecognized account payables will agree with our application of statutes of limitation to time bar claims related to such payables nor seek to assert a basis to toll or suspend the running of the otherwise applicable statutes of limitation.

As discussed previously, on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229 million shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6.4 million). However, the Company continues to be obligated to repay its principal borrowings totaling $500 thousand, plus accrued interest at the rate of 10% per annum (approximately $286 thousand as of March 31, 2014), due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement. All unpaid borrowings under the Revolving Loan Agreement, as amended on May 7, 2009, including accrued interest, are due and payable by the Company in one lump sum on the earlier of (i) five business days following demand for payment, which demand can be made at anytime, or (ii) the occurrence of an event of default as defined in the Revolving Loan Agreement. The Company currently has no ability to repay this loan should a demand for payment be made by the noteholder.  All borrowings under the Revolving Loan Agreement are secured by a pledge of all of the assets of the Company and its subsidiaries. Immediately after giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan beneficially owned approximately 76% of the Company’s Common Stock and continues to beneficially own such amount at March 31, 2014.

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

EFFECTS OF INFLATION

Management believes that inflation has not had a significant effect on our results of operations during 2014 and 2013.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, and have determined there to be no reportable changes.

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

Since 2008, the Company was able to continue operating as a going concern due principally to funding of $500 thousand received during 2008 under a Revolving Loan Agreement with an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer and total proceeds of approximately $1.963 million received during 2009 to 2014 under an Earn-out Agreement with an entity also controlled by Mr. Egan, as well as the forebearance of its creditors.

At March 31, 2014, the Company had a net working capital deficit of approximately $1.468 million.  Such working capital deficit included (i) a total of approximately $786 thousand in principal and accrued interest owed under the aforementioned Revolving Loan Agreement; (ii) a total of approximately $312 thousand in management service fees owed under a Master Services Agreement to an entity controlled by Mr. Egan; (iii) a total of approximately $131 thousand of accrued officer compensation due primarily to Mr. Egan, and (iv) an aggregate of approximately $244 thousand in other unsecured accounts payable and accrued expenses owed to non-related parties (of which approximately $121 thousand relates to liabilities of our VoIP telephony service discontinued business). During the fourth quarter of 2013, the Company derecognized approximately $296 thousand of old liabilities of its former Tralliance business, including approximately $170 thousand of disputed accounts payable owed to 2 former vendors and accrued expenses totaling approximately $126 thousand, based upon the belief that the statute of limitations applicable to enforcement of such liabilities had lapsed. As more fully described in Note 3, “Discontinued Operations,” the Company derecognized approximately $1.354 million of old liabilities of its former VoIP telephony service business, including approximately $1 million of disputed liabilities, during the fourth quarter of 2012 based upon our belief that the statute of limitations applicable to enforcement of such liabilities has lapsed. Additionally, the Company also wrote off approximately $85 thousand of estimated contingent liabilities during the fourth quarter of 2012. Based upon the lapsing of the statute of limitations, the Company expects to derecognize approximately $84 thousand of unsecured accrued expense liabilities during 2014. There can be no assurance that the holders of derecognized account payables will agree with our application of statutes of limitation to time bar claims related to such payables nor seek to assert a basis to toll or suspend the running of the otherwise applicable statutes of limitation.

As discussed previously, on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229 million shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6.4 million). However, the Company continues to be obligated to repay its principal borrowings totaling $500 thousand, plus accrued interest at the rate of 10% per annum (approximately $286 thousand as of March 31, 2014), due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement. All unpaid borrowings under the Revolving Loan Agreement, as amended on May 7, 2009, including accrued interest, are due and payable by the Company in one lump sum on the earlier of (i) five business days following demand for payment, which demand can be made at anytime, or (ii) the occurrence of an event of default as defined in the Revolving Loan Agreement. The Company currently has no ability to repay this loan should a demand for payment be made by the noteholder.  All borrowings under the Revolving Loan Agreement are secured by a pledge of all of the assets of the Company and its subsidiaries. Immediately after giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan beneficially owned approximately 76% of the Company’s Common Stock and continues to beneficially own such amount at March 31, 2014.

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

WE MAY NOT BE SUCCESSFUL IN SETTLING DISPUTED VENDOR CHARGES.

Our balance sheet at March 31, 2014 includes approximately $84 thousand of liabilities (including $33 thousand of disputed liabilities) related to our former Tralliance business. We expect to derecognize these liabilities in 2014 based upon the expiration of the statute of limitations periods applicable to such liabilities. Additionally, during 2012, we derecognized approximately $1.354 million of old liabilities related to our former VoIP telephony services business (including approximately $1.0 million of disputed liabilities) and in 2013 we derecognized approximately $296 thousand of old liabilities related to our former Tralliance business (including $170 thousand of disputed liabilities). These liabilities were derecognized based on our belief that the applicable statute of limitations periods to bring claims to collect such liabilities have expired. There can be no assurance the vendors will not file claims and attempt to collect certain of these derecognized liabilities for which we believe the statute of limitations has lapsed. Should vendors file claims, there can be no assurance that the Company will be successful in settling the claims without significant costs, including attorney’s fees. Any adverse outcome in any of these matters could materially and adversely affect our financial position, utilize a significant portion of our cash resources and/or require additional capital to be infused into the Company, and adversely affect our ability to continue as a going concern.

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

RISKS RELATING TO OUR COMMON STOCK

WE ARE CONTROLLED BY OUR CHAIRMAN.

On September 29, 2008, in connection with the sale of Tralliance, the Company issued 229 million shares of its Common Stock to Registry Management, an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer. Previously on June 10, 2008, Dancing Bear Investments, Inc., also an entity controlled by Mr. Egan, converted an aggregate of $400 thousand of outstanding convertible secured promissory notes due to them by the Company into 40 million shares of our Common Stock. As a result of the issuance of the 269 million shares under the transactions described above, Mr. Egan’s beneficial ownership increased to approximately 76% of the Company’s Common Stock and he continues to own such amount at March 31, 2014. Accordingly, Mr. Egan is now in a position to control the vote on all corporate actions in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered Sales of Equity Securities.

None.

(b) Use of Proceeds From Sales of Registered Securities.

Not applicable.

(c) Repurchases.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.1NS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

theglobe.com, inc.

Dated : May 13, 2014	By:	/s/ Michael S. Egan
Michael S. Egan
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Edward A. Cespedes
Edward A. Cespedes
President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.1NS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

