Form 10-Q
period 2014-09-30
THEGLOBE COM INC
filed 2014-11-13
CIK 1066684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes ☒   No ☐

The number of shares outstanding of the Registrant's Common Stock, $.001 par value (the "Common Stock") as of November 1, 2014 was 441,484,838.

THEGLOBE.COM, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THEGLOBE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2014	2013
	(UNAUDITED)
ASSETS
Current Assets:
Cash	$201	$904
Prepaid expenses	4,553	2,758

Total current assets	$4,754	$3,662

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable to related party	$310,070	$329,820
Accrued compensation due to related parties	130,769	130,769
Accounts payable	100	—
Accrued expenses and other current liabilities	109,317	110,117
Accrued interest due to related party	310,631	273,234
Notes payable due to related party	500,000	500,000
Net liabilities of discontinued operations	90,935	135,935

Total current liabilities	1,451,822	1,479,875

Stockholders' Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 441,484,838 issued and outstanding at September 30, 2014 and December 31, 2013	441,485	441,485

Additional paid-in capital	294,301,845	294,301,845
Accumulated deficit	(296,190,398)	(296,219,543)

Total stockholders' deficit	(1,447,068)	(1,476,213)

Total liabilities and stockholders’ deficit	$4,754	$3,662

See notes to unaudited condensed consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(UNAUDITED)		(UNAUDITED)

Net Revenue	$—	$—	$—	$—

Operating Expenses:
General and administrative	28,112	26,029	71,933	82,280
Related party transactions	60,000	60,000	180,000	180,000
	88,112	86,029	251,933	262,280

Operating Loss from Continuing Operations	(88,112)	(86,029)	(251,933)	(262,280)

Other Income (Expense), net:
Related party interest expense	(12,603)	(12,603)	(37,397)	(37,397)
Related party other income	106,250	100,000	318,750	300,000
	93,647	87,397	281,353	262,603

Income from Continuing Operations Before Income Tax	5,535	1,368	29,420	323

Income Tax Provision	—	—	—	—
Income from Continuing Operations	5,535	1,368	29,420	323

Discontinued Operations, net of tax:	—	—	(275)	(275)

Net Income	$5,535	$1,368	$29,145	$48

Income Per Share:
Basic and Diluted:
Continuing Operations	$—	$—	$—	$—
Discontinued Operations	$—	$—	$—	$—

Weighted Average Common Shares Outstanding	441,484,838	441,484,838	441,484,838	441,484,838

See notes to unaudited condensed consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2014	2013
	(UNAUDITED)
Cash Flows from Operating Activities:
Net income	$29,145	$48
Add back: loss from discontinued operations	275	275
Net income from continuing operations	29,420	323

Adjustments to reconcile net income from continuing operations to net cash flows from operating activities

Changes in operating assets and liabilities
Prepaid and other current assets	(1,795)	3,213
Accounts payable to related party	(19,750)	4,500
Accounts payable	100	4,500
Accrued expenses and other current liabilities	(800)	(4,701)
Accrued interest due to related party	37,397	37,398

Net cash flows from operating activities of continuing operations	44,572	45,233
Net cash flows from operating activities of discontinued operations	(45,275)	(45,274)
Net cash flows from operating activities	(703)	(41)

Net Decrease in Cash and Cash Equivalents	(703)	(41)
Cash and Cash Equivalents, at beginning of period	904	928
Cash and Cash Equivalents, at end of period	$201	$887

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

UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The unaudited interim condensed consolidated financial statements of the Company as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed consolidated financial statements.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2014 and the results of its operations for the three and nine months ended September 30, 2014 and 2013. The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period.

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

Since 2008, the Company was able to continue operating as a going concern due principally to funding of $500,000 received during 2008 under a Revolving Loan Agreement with an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer and a total of approximately $2,175,000 received during 2009 through September 30, 2014 under an Earn-out Agreement with an entity also controlled by Mr. Egan, as well as the forbearance of its creditors. Payments under the Earn-out will end during the second quarter of 2015 and will further exacerbate the company’s need for capital and liquidity crisis.

At September 30, 2014, the Company had a net working capital deficit of approximately $1,447,000.  Such working capital deficit included (i) a total of approximately $811,000 in principal and accrued interest owed under the aforementioned Revolving Loan Agreement; (ii) a total of approximately $310,000 in management service fees owed under a Master Services Agreement to an entity controlled by Mr. Egan; (iii) a total of approximately $131,000 of accrued officer compensation due primarily to Mr. Egan; and (iv) an aggregate of approximately $200,000 in unsecured accounts payable and accrued expenses owed to vendors and other non-related third parties (of which approximately $91,000 relates to liabilities of our VoIP telephony service discontinued business). During the fourth quarter of 2013, the Company derecognized approximately $296,000 of old liabilities of its former Tralliance business, including approximately $170,000 of disputed accounts payable owed to 2 former vendors and accrued expenses totaling approximately $126,000, based upon the belief that the statute of limitations applicable to enforcement of such liabilities had lapsed. As more fully described in Note 3, “Discontinued Operations,” the Company derecognized approximately $1,354,000 of liabilities of its former VoIP telephony service business, including approximately $1,000,000 of disputed liabilities, during the fourth quarter of 2012 based upon our belief that the statute of limitations applicable to enforcement of such liabilities has lapsed. Additionally, the Company also wrote off approximately $85,000 of estimated contingent liabilities during the fourth quarter of 2012. Based upon the lapsing of the statute of limitations, the Company expects to derecognize approximately $84,000 of unsecured accrued expense liabilities during the fourth quarter of 2014. There can be no assurance that the holders of derecognized account payables will agree with our application of statutes of limitation to time bar claims related to such payables nor seek to assert a basis to toll or suspend the running of the otherwise applicable statutes of limitation.

As discussed previously, on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229,000,000 shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6,400,000). However, the Company continues to be obligated to repay its principal borrowings totaling $500,000, plus accrued interest at the rate of 10% per annum (approximately $311,000 as of September 30, 2014), due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement. All unpaid borrowings under the Revolving Loan Agreement, as amended on May 7, 2009, including accrued interest, are due and payable by the Company in one lump sum on the earlier of (i) five business days following any demand for payment, which demand can be made at any time, or (ii) the occurrence of an event of default as defined in the Revolving Loan Agreement. The Company currently has no ability to repay this loan should a demand for payment be made by the noteholder.  All borrowings under the Revolving Loan Agreement are secured by a pledge of all of the assets of the Company and its subsidiaries. Immediately after giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan beneficially owned approximately 76% of the Company’s issued and outstanding Common Stock and continues to beneficially own such amount at September 30, 2014.

As additional consideration under the Purchase Transaction, Tralliance Registry Management is obligated to pay, on a quarterly basis, an earn-out to theglobe equal to 10% (subject to certain minimums) of Tralliance Registry Management’s net revenue (as defined) derived from “.travel” names registered by Tralliance Registry Management from September 29, 2008 through May 5, 2015 (the “Earn-out”). The minimum Earn-out payable by Tralliance Registry Management to theglobe was $300,000 in the first year, increasing by $25,000 in each subsequent year (pro-rated for the final year of the Earn-out). Due to various factors related to the collectability of Earn-out payments from Tralliance Registry Management, and the fact that such Earn-out payments are payable to theglobe over an extended time (originally approximately 6 ½ years), the Company has chosen to recognize income from the Earn-out on a prospective basis as and to the extent that future Earn-out payments are collected.

In connection with the closing of the Purchase Transaction, the Company also entered into a Master Services Agreement with an entity controlled by Mr. Egan whereby for a fee of $20,000 per month ($240,000 per annum) such entity will provide personnel and services to the Company so as to enable it to continue its existence as a public company without the necessity of any full-time employees of its own. The Master Services Agreement automatically renews on an annual basis unless notice is given by either party of the intent not to renew, and has currently been renewed through September 2015. Additionally, commensurate with the closing of the Purchase Transaction, Termination Agreements with each of its current executive officers, which terminated their previous and then existing employment agreements, were executed. Notwithstanding the termination of these employment agreements, each of our current executive officers and directors remain as executive officers and directors of the Company.

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

MANAGEMENT’S PLANS

On a short term liquidity basis, the Company must be successful in collecting the remaining quarterly Earn-out payments contractually due from Tralliance Registry Management on a timely basis and must receive the continued indulgence of substantially all of its creditors, primarily including the continued forebearance of Mr. Egan and related entities in making demand for payment for amounts outstanding under the Revolving Loan Agreement and the Master Services Agreement, in order to continue as a going concern. In addition, the Company’s right to receive Earn-out payments will expire commensurate with the termination of the Earn-out Agreement on May 5, 2015.

It is the Company’s preference to avoid filing for protection under the U.S. Bankruptcy Code. However, based upon the Company’s current financial condition as discussed above and recognizing that the Earn-out Agreement with Tralliance Registry Management terminates on May 5, 2015 (with average minimum quarterly Earn-out payments slightly in excess of $100,000 ceasing to be received beyond the second quarter of 2015), management believes that additional debt or equity capital will need to be raised at that time in order for theglobe to continue to operate as a going concern on a long-term basis. Any such capital would likely come from Mr. Egan, as the Company currently has no access to credit facilities and has traditionally relied on borrowings from related parties to meet short-term liquidity needs. Any such capital, especially equity capital, would likely result in very substantial dilution in the number of outstanding shares of the Company’s Common Stock. Given theglobe’s current financial condition, it has no intent to seek to acquire or start any new businesses at the present time.

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

During the fourth quarter of 2012, the Company re-evaluated all remaining liabilities of its VoIP telephony services business in light of the passage of time and applicable state statute of limitation laws. Based upon this re-evaluation, the Company derecognized accounts payable liabilities related to six (6) former telecommunication vendors totaling approximately $1,354,000, including the disputed liabilities of approximately $1,000,000 discussed earlier, from its balance sheet at December 31, 2012. At September 30, 2014 and December 31, 2013, “Liabilities of Discontinued Operations” consists of a non-disputed accounts payable to one former VoIP telephony service business vendor that the Company intends to pay on a monthly installment basis.

(4) STOCK OPTION PLANS

We have several stock option plans under which nonqualified stock options were granted to officers, directors, other employees, consultants and advisors of the Company. In general, options granted under the Company’s stock option plans expire after a ten-year period and generally vest no later than three years from the date of grant. Incentive options granted to stockholders who own greater than 10% of the total combined voting power of all classes of stock of the Company must be issued at 110% of the fair market value of the stock on the date the options are granted. As of September 30, 2014, there were 5,570,141 shares available for grant under the Company’s stock option plans.

There were no stock option grants or exercises during each of the nine months ended September 30, 2014 and 2013.

Stock option activity during the nine months ended September 30, 2014 was as follows:

	Total Options	Weighted Average Exercise Price
Outstanding at December 31, 2013	4,000,000	$0.12
Granted	—
Exercised	—
Expired	—	—
Outstanding at September 30, 2014	4,000,000	$0.12
Options exercisable at September 30, 2014	4,000,000	$0.12

Each of the weighted-average remaining contractual terms of stock options outstanding and stock options exercisable at September 30, 2014 were 0.5 years. The aggregate intrinsic value of both options outstanding and stock options exercisable at September 30, 2014 was $0.

Stock compensation cost is recognized on a straight-line basis over the vesting period. At September 30, 2014, there was no unrecognized compensation expense related to unvested stock options.

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

(5)   RELATED PARTY TRANSACTIONS

On June 6, 2008, the Company entered into a Revolving Loan Agreement with Dancing Bear Investments, Inc. (“Dancing Bear”), pursuant to which Dancing Bear may loan up to $500,000 to the Company on a revolving basis (the “Credit Line”).   Dancing Bear is an entity controlled by Michael S. Egan, the Company’s Chairman and Chief Executive Officer.  During 2008 the Company made borrowings totaling the full amount of the $500,000 Credit Line.  At September 30, 2014, outstanding principal and accrued interest under the Credit Line totaled $500,000 and $310,631, respectively.  During both the nine months ended September 30, 2014 and 2013, interest expense related to the Credit Line of $37,397 was recorded.  All borrowings under the Credit Line, including accrued interest on borrowed funds at the rate of 10% per annum, were initially due and payable in one lump sum on the first anniversary of the Credit Line, or June 6, 2009, or sooner upon the occurrence of an event of default under the loan documentation.  On May 7, 2009, such repayment terms were amended so as to require the Company to repay any or all amounts due under the Credit Line in one lump sum on the earlier of (i) five business days following any demand for payment that is made on or after June 6, 2009, or (ii) the occurrence of an event of default as defined in the Revolving Credit Agreement.

During the nine months ended September 30, 2014 and 2013, the Company received minimum Earn-out installment payments from Tralliance Registry Management Company LLC (“Tralliance Registry Management”) totaling $318,250 and $300,000, respectively, under an Earn-out Agreement entered into on September 29, 2008 by and between Tralliance Registry Management and the Company. Such Earn-out payments have been recorded as related party income in our condensed consolidated statements of operations.  Tralliance Registry Management is an entity controlled by Michael S. Egan, and each of our two remaining executive officers and Board members, Edward A. Cespedes, our President, and Robin S. Lebowitz, our Vice President of Finance, who own a minority interest in The Registry Management Company, LLC, the parent company of Tralliance Registry Management.

During the nine months ended September 30, 2014 and 2013, the Company paid management services fees to Dancing Bear totaling $199,750 and $175,500, respectively, and recorded related party transactions expense of $180,000 and $180,000, respectively, in its condensed consolidated statement of operations, under a Master Services Agreement entered into on September 29, 2008 by and between Dancing Bear and the Company.   At September 30, 2014, a total of $310,070 in management service fees remains unpaid and is accrued on the Company’s condensed consolidated balance sheet.

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

FORWARD LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology, such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "intend," "potential" or "continue" or the negative of such terms or other comparable terminology, although not all forward-looking statements contain such terms. In addition, these forward-looking statements include, but are not limited to, statements regarding:

•	our ability to negotiate favorable settlements with unsecured creditors or otherwise discharge claims of such creditors;

•	our ability to successfully resolve disputed liabilities;

•	our expectations regarding future income (and in particular, income from an earn-out due from an affiliate that will expire in May 2015) and expenses;

•	our ability to raise additional and sufficient capital;

•	our ability to continue to operate as a going concern; and

•	the continued forbearance of certain related parties from making demand for payment under certain contractual obligations of, and loans, to the Company.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO

THE THREE MONTHS ENDED SEPTEMBER 30, 2013

CONTINUING OPERATIONS

NET REVENUE. Commensurate with the sale of our Tralliance business on September 29, 2008, we became a shell company. As a result, net revenue for both the three months ended September 30, 2014 and 2013 was $0.

GENERAL AND ADMINISTRATIVE. General and administrative expenses include only customary public company expenses, including accounting, legal, audit, insurance and other related public company costs. General and administrative expenses totaled approximately $28 thousand in the third quarter of 2014 as compared to approximately $26 thousand for the same quarter of the prior year.

RELATED PARTY TRANSACTIONS.  Related party transaction expense totaled $60 thousand for both the three months ended September 30, 2014 and 2013 and consisted of management services fees payable to Dancing Bear for accounting, finance, administrative and managerial support.

RELATED PARTY INTEREST EXPENSE. Related party interest expense for both the three months ended September 30, 2014 and 2013 was approximately $13 thousand and consisted of interest due and payable to Dancing Bear under the Revolving Loan Agreement.

RELATED PARTY OTHER INCOME.  Related party other income consists of the minimum Earn-out payable quarterly by Tralliance Registry Management to the Company.  Related party other income for the three months ended September 30, 2014 was approximately $106 thousand compared to $100 thousand for the three months ended September 30, 2013.

INCOME TAXES. No tax benefit was recorded for the losses incurred during the third quarter of 2014 or the third quarter of 2013 as we recorded a 100% valuation allowance against our otherwise recognizable deferred tax assets due to the uncertainty surrounding the timing or ultimate realization of the benefits of our net operating loss carryforwards in future periods.

NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED TO

THE NINE MONTHS ENDED SEPTEMBER 30, 2013

CONTINUING OPERATIONS

NET REVENUE. Net revenue totaled $0 for both the nine months ended September 30, 2014 and 2013.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses include only customary public company expenses, including accounting, legal, audit, insurance and other related public company costs.   General and administrative expenses totaled approximately $72 thousand for the first nine months of 2014 as compared to approximately $82 thousand for the same period of 2013.

RELATED PARTY TRANSACTIONS. Related party transaction expense totaled $180 thousand for both the nine months ended September 30, 2014 and 2013 and consisted of management services fees payable to Dancing Bear for accounting, finance, administrative and managerial support.

RELATED PARTY INTEREST EXPENSE. Related party interest expense for both the nine months ended September 30, 2014 and 2013 was approximately $37 thousand and consisted of interest due and payable to Dancing Bear under the Revolving Loan Agreement.

RELATED PARTY OTHER INCOME.  Related party other income consists of the minimum Earn-Out payable quarterly by Tralliance Registry Management to the Company.  Related party other income for the nine months ended September 30, 2014 was approximately $319 thousand compared to $300 thousand for the nine months ended September 30, 2013.

INCOME TAXES. No tax benefit was recorded for the losses incurred during the nine months ended September 30, 2014 and 2013 as we recorded a 100% valuation allowance against our otherwise recognizable deferred tax assets due to the uncertainty surrounding the timing or ultimate realization of the benefits of our net operating loss carryforwards in future periods.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ITEMS

As of September 30, 2014, we had $201 in cash as compared to $904 as of December 31, 2013. Net cash flows provided from operating activities of continuing operations totaled approximately $45 thousand for both the nine months ended September 30, 2014 and September 30, 2013.

A total of approximately $45 thousand in net cash flows were used in the operating activities of discontinued operations during both the nine months ended September 30, 2014 and the nine months ended September 30, 2013.

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

Since 2008, the Company was able to continue operating as a going concern due principally to funding of $500,000 received during 2008 under a Revolving Loan Agreement with an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer and a total of approximately $2,175,000 received during 2009 through September 30, 2014 under an Earn-out Agreement with an entity also controlled by Mr. Egan, as well as the forbearance of its creditors. Payments under the Earn-out will end during the second quarter of 2015 and will further exacerbate the company’s need for capital and liquidity crisis.

At September 30, 2014, the Company had a net working capital deficit of approximately $1.447 million.  Such working capital deficit included (i) a total of approximately $811 thousand in principal and accrued interest owed under the aforementioned Revolving Loan Agreement; (ii) a total of approximately $310 thousand in management service fees owed under a Master Services Agreement to an entity controlled by Mr. Egan; (iii) a total of approximately $131 thousand of accrued officer compensation due primarily to Mr. Egan; and (iv) an aggregate of approximately $200 thousand in unsecured accounts payable and accrued expenses owed to vendors and other non-related third parties (of which approximately $91 thousand relates to liabilities of our VoIP telephony service discontinued business). During the fourth quarter of 2013, the Company derecognized approximately $296 thousand of old liabilities of its former Tralliance business, including approximately $170 thousand of disputed accounts payable owed to 2 former vendors and accrued expenses totaling approximately $126 thousand, based upon the belief that the statute of limitations applicable to enforcement of such liabilities had lapsed. As more fully described in Note 3, “Discontinued Operations,” the Company derecognized approximately $1.354 million of liabilities of its former VoIP telephony service business, including approximately $1 million of disputed liabilities, during the fourth quarter of 2012 based upon our belief that the statute of limitations applicable to enforcement of such liabilities has lapsed. Additionally, the Company also wrote off approximately $85 thousand of estimated contingent liabilities during the fourth quarter of 2012. Based upon the lapsing of the statute of limitations, the Company expects to derecognize approximately $84 thousand of unsecured accrued expense liabilities during the fourth quarter of 2014. There can be no assurance that the holders of derecognized account payables will agree with our application of statutes of limitation to time bar claims related to such payables nor seek to assert a basis to toll or suspend the running of the otherwise applicable statutes of limitation.

As discussed previously, on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229 million shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6.4 million). However, the Company continues to be obligated to repay its principal borrowings totaling $500 thousand, plus accrued interest at the rate of 10% per annum (approximately $311 thousand as of September 30, 2014), due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement. All unpaid borrowings under the Revolving Loan Agreement, as amended on May 7, 2009, including accrued interest, are due and payable by the Company in one lump sum on the earlier of (i) five business days following any demand for payment, which demand can be made at any time, or (ii) the occurrence of an event of default as defined in the Revolving Loan Agreement. The Company currently has no ability to repay this loan should a demand for payment be made by the noteholder.  All borrowings under the Revolving Loan Agreement are secured by a pledge of all of the assets of the Company and its subsidiaries. Immediately after giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan beneficially owned approximately 76% of the Company’s issued and outstanding Common Stock and continues to beneficially own such amount at September 30, 2014.

As additional consideration under the Purchase Transaction, Tralliance Registry Management is obligated to pay, on a quarterly basis, an earn-out to theglobe equal to 10% (subject to certain minimums) of Tralliance Registry Management’s net revenue (as defined) derived from “.travel” names registered by Tralliance Registry Management from September 29, 2008 through May 5, 2015 (the “Earn-out”). The minimum Earn-out payable by Tralliance Registry Management to theglobe was $300,000 in the first year, increasing by $25,000 in each subsequent year (pro-rated for the final year of the Earn-out). Due to various factors related to the collectability of Earn-out payments from Tralliance Registry Management, and the fact that such Earn-out payments are payable to theglobe over an extended time (originally approximately 6 ½ years), the Company has chosen to recognize income from the Earn-out on a prospective basis as and to the extent that future Earn-out payments are collected.

In connection with the closing of the Purchase Transaction, the Company also entered into a Master Services Agreement with an entity controlled by Mr. Egan whereby for a fee of $20,000 per month ($240,000 per annum) such entity will provide personnel and services to the Company so as to enable it to continue its existence as a public company without the necessity of any full-time employees of its own. The Master Services Agreement automatically renews on an annual basis unless notice is given by either party of the intent not to renew, and has currently been renewed through September 2015. Additionally, commensurate with the closing of the Purchase Transaction, Termination Agreements with each of its current executive officers, which terminated their previous and then existing employment agreements, were executed. Notwithstanding the termination of these employment agreements, each of our current executive officers and directors remain as executive officers and directors of the Company.

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

On a short term liquidity basis, the Company must be successful in collecting the remaining quarterly Earn-out payments contractually due from Tralliance Registry Management on a timely basis and must receive the continued indulgence of substantially all of its creditors, primarily including the continued forebearance of Mr. Egan and related entities in making demand for payment for amounts outstanding under the Revolving Loan Agreement and the Master Services Agreement, in order to continue as a going concern. In addition, the Company’s right to receive Earn-out payments will expire commensurate with the termination of the Earn-out Agreement on May 5, 2015.

It is the Company’s preference to avoid filing for protection under the U.S. Bankruptcy Code. However, based upon the Company’s current financial condition as discussed above and recognizing that the Earn-out Agreement with Tralliance Registry Management terminates on May 5, 2015 (with average minimum quarterly Earn-out payments slightly in excess of $100 thousand ceasing to be received beyond the second quarter of 2015), management believes that additional debt or equity capital will need to be raised at that time in order for theglobe to continue to operate as a going concern on a long-term basis. Any such capital would likely come from Mr. Egan, as the Company currently has no access to credit facilities and has traditionally relied on borrowings from related parties to meet short-term liquidity needs. Any such capital, especially equity capital, would likely result in very substantial dilution in the number of outstanding shares of the Company’s Common Stock. Given theglobe’s current financial condition, it has no intent to seek to acquire or start any new businesses at the present time.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, and have determined there to be no reportable changes.

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

Since 2008, the Company was able to continue operating as a going concern due principally to funding of $500,000 received during 2008 under a Revolving Loan Agreement with an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer and a total of approximately $2,175,000 received during 2009 through September 30, 2014 under an Earn-out Agreement with an entity also controlled by Mr. Egan, as well as the forbearance of its creditors. Payments under the Earn-out will end during the second quarter of 2015 and will further exacerbate the company’s need for capital and liquidity crisis.

At September 30, 2014, the Company had a net working capital deficit of approximately $1.447 million.  Such working capital deficit included (i) a total of approximately $811 thousand in principal and accrued interest owed under the aforementioned Revolving Loan Agreement; (ii) a total of approximately $310 thousand in management service fees owed under a Master Services Agreement to an entity controlled by Mr. Egan; (iii) a total of approximately $131 thousand of accrued officer compensation due primarily to Mr. Egan; and (iv) an aggregate of approximately $200 thousand in unsecured accounts payable and accrued expenses owed to vendors and other non-related third parties (of which approximately $91 thousand relates to liabilities of our VoIP telephony service discontinued business). During the fourth quarter of 2013, the Company derecognized approximately $296 thousand of old liabilities of its former Tralliance business, including approximately $170 thousand of disputed accounts payable owed to 2 former vendors and accrued expenses totaling approximately $126 thousand, based upon the belief that the statute of limitations applicable to enforcement of such liabilities had lapsed. As more fully described in Note 3, “Discontinued Operations,” the Company derecognized approximately $1.354 million of liabilities of its former VoIP telephony service business, including approximately $1 million of disputed liabilities, during the fourth quarter of 2012 based upon our belief that the statute of limitations applicable to enforcement of such liabilities has lapsed. Additionally, the Company also wrote off approximately $85 thousand of estimated contingent liabilities during the fourth quarter of 2012. Based upon the lapsing of the statute of limitations, the Company expects to derecognize approximately $84 thousand of unsecured accrued expense liabilities during the fourth quarter of 2014. There can be no assurance that the holders of derecognized account payables will agree with our application of statutes of limitation to time bar claims related to such payables nor seek to assert a basis to toll or suspend the running of the otherwise applicable statutes of limitation.

As discussed previously, on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229 million shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6.4 million). However, the Company continues to be obligated to repay its principal borrowings totaling $500 thousand, plus accrued interest at the rate of 10% per annum (approximately $311 thousand as of September 30, 2014), due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement. All unpaid borrowings under the Revolving Loan Agreement, as amended on May 7, 2009, including accrued interest, are due and payable by the Company in one lump sum on the earlier of (i) five business days following any demand for payment, which demand can be made at any time, or (ii) the occurrence of an event of default as defined in the Revolving Loan Agreement. The Company currently has no ability to repay this loan should a demand for payment be made by the noteholder.  All borrowings under the Revolving Loan Agreement are secured by a pledge of all of the assets of the Company and its subsidiaries. Immediately after giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan beneficially owned approximately 76% of the Company’s issued and outstanding Common Stock and continues to beneficially own such amount at September 30, 2014.

As additional consideration under the Purchase Transaction, Tralliance Registry Management is obligated to pay, on a quarterly basis, an earn-out to theglobe equal to 10% (subject to certain minimums) of Tralliance Registry Management’s net revenue (as defined) derived from “.travel” names registered by Tralliance Registry Management from September 29, 2008 through May 5, 2015 (the “Earn-out”). The minimum Earn-out payable by Tralliance Registry Management to theglobe was $300,000 in the first year, increasing by $25,000 in each subsequent year (pro-rated for the final year of the Earn-out). Due to various factors related to the collectability of Earn-out payments from Tralliance Registry Management, and the fact that such Earn-out payments are payable to theglobe over an extended time (originally approximately 6 ½ years), the Company has chosen to recognize income from the Earn-out on a prospective basis as and to the extent that future Earn-out payments are collected.

In connection with the closing of the Purchase Transaction, the Company also entered into a Master Services Agreement with an entity controlled by Mr. Egan whereby for a fee of $20,000 per month ($240,000 per annum) such entity will provide personnel and services to the Company so as to enable it to continue its existence as a public company without the necessity of any full-time employees of its own. The Master Services Agreement automatically renews on an annual basis unless notice is given by either party of the intent not to renew, and has currently been renewed through September 2015. Additionally, commensurate with the closing of the Purchase Transaction, Termination Agreements with each of its current executive officers, which terminated their previous and then existing employment agreements, were executed. Notwithstanding the termination of these employment agreements, each of our current executive officers and directors remain as executive officers and directors of the Company.

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

On a short term liquidity basis, the Company must be successful in collecting the remaining quarterly Earn-out payments contractually due from Tralliance Registry Management on a timely basis and must receive the continued indulgence of substantially all of its creditors, primarily including the continued forebearance of Mr. Egan and related entities in making demand for payment for amounts outstanding under the Revolving Loan Agreement and the Master Services Agreement, in order to continue as a going concern. In addition, the Company’s right to receive Earn-out payments will expire commensurate with the termination of the Earn-out Agreement on May 5, 2015.

It is the Company’s preference to avoid filing for protection under the U.S. Bankruptcy Code. However, based upon the Company’s current financial condition as discussed above and recognizing that the Earn-out Agreement with Tralliance Registry Management terminates on May 5, 2015 (with average minimum quarterly Earn-out payments slightly in excess of $100 thousand ceasing to be received beyond the second quarter of 2015), management believes that additional debt or equity capital will need to be raised at that time in order for theglobe to continue to operate as a going concern on a long-term basis. Any such capital would likely come from Mr. Egan, as the Company currently has no access to credit facilities and has traditionally relied on borrowings from related parties to meet short-term liquidity needs. Any such capital, especially equity capital, would likely result in very substantial dilution in the number of outstanding shares of the Company’s Common Stock. Given theglobe’s current financial condition, it has no intent to seek to acquire or start any new businesses at the present time.

WE MAY NOT BE SUCCESSFUL IN SETTLING DISPUTED VENDOR CHARGES.

Our balance sheet at September 30, 2014 includes approximately $84 thousand of liabilities (including $33 thousand of disputed liabilities) related to our former Tralliance business. We expect to derecognize these liabilities in the fourth quarter of 2014 based upon the expiration of the statute of limitations periods applicable to such liabilities. Additionally, during 2012, we derecognized approximately $1.354 million of old liabilities related to our former VoIP telephony services business ( including approximately $1.0 million of disputed liabilities) and in 2013 we derecognized approximately $296 thousand of old liabilities related to our former Tralliance business (including $170 thousand of disputed liabilities). These liabilities were derecognized based on our belief that the applicable statute of limitations periods to bring claims to collect such liabilities have expired. There can no assurance that vendors will not file claims and attempt to collect certain of these disputed liabilities for which we believe the statute of limitations has lapsed. Should vendors file claims, there can be no assurance that the Company will be successful in settling the claims without significant costs, including attorney’s fees. Any adverse outcome in any of these matters could materially and adversely affect our financial position, utilize a significant portion of our cash resources and/or require additional capital to be infused into the Company, and adversely affect our ability to continue as a going concern.

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

RISKS RELATING TO OUR COMMON STOCK

WE ARE CONTROLLED BY OUR CHAIRMAN.

On September 29, 2008, in connection with the sale of Tralliance, the Company issued 229 million shares of its Common Stock to Registry Management, an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer. Previously on June 10, 2008, Dancing Bear Investments, Inc., also an entity controlled by Mr. Egan, converted an aggregate of $400 thousand of outstanding convertible secured promissory notes due to them by the Company into 40 million shares of our Common Stock. As a result of the issuance of the 269 million shares under the transactions described above, Mr. Egan’s beneficial ownership has been increased to approximately 76% of the Company’s Common Stock and he continues to own such amount at September 30, 2014. Accordingly, Mr. Egan is in a position to control the vote on all corporate actions in the future.

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

theglobe.com, inc.

Dated : November 13, 2014	By:	/s/ Michael S. Egan
Michael S. Egan
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Edward A. Cespedes
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

