Form 10-K
period 2014-12-31
THEGLOBE COM INC
filed 2015-03-26
CIK 1066684

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

☒   Yes  ☐ No

Aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of the close of business as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2014: $319,755.*

*Includes voting stock held by third parties, which may be deemed to be beneficially owned by affiliates, but for which such affiliates have disclaimed beneficial ownership.

The number of shares outstanding of the Registrant's Common Stock, $.001 par value (the "Common Stock"), as of March 1, 2015 was 441,484,838.

theglobe.com, inc.

FORM 10-K

i

FORWARD LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology, such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "intend," "potential" or "continue" or the negative of such terms or other comparable terminology, although not all forward-looking statements contain such terms. In addition, these forward-looking statements include, but are not limited to, statements regarding:

•	our ability to negotiate favorable settlements with unsecured creditors or otherwise discharge claims of such creditors;

•	our ability to successfully resolve disputed liabilities;

•	our expectations regarding future income (and in particular, income from an earn-out due from an affiliate that will expire after May 5, 2015, and our ability to find another source of income) and expenses;

•	our ability to raise additional and sufficient capital;

•	our ability to continue as a going concern; and

•	the continued forbearance of certain related parties from making demand for payment under certain contractual obligations of, and loans to the Company.

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

As part of the consideration for the sale of its Tralliance business, theglobe received earn-out rights from Tralliance Registry Management (as described below, the “Earn-Out”), which rights constitute the only source income for theglobe as a shell company and which rights will expire after May 5, 2015.  As a shell company, theglobe’s operating expenses have consisted primarily of, and are expected to continue to consist primarily of, customary public company expenses, including personnel, accounting, financial reporting, legal, audit and other related public company costs.

As of December 31, 2014, as reflected in our accompanying Consolidated Balance Sheet, our current liabilities significantly exceed our total assets.  Additionally, we received a report from our independent registered public accountants, relating to our December 31, 2014 audited financial statements, containing an explanatory paragraph regarding our ability to continue as a going concern. It is the Company’s preference to avoid filing for protection under the U.S. Bankruptcy Code.  However, unless the Company is successful in restructuring or settling its current liabilities and/or raising additional debt or equity securities, it may not be able to continue to operate as a going concern for any significant length of time in the future.  Notwithstanding the above, theglobe currently intends to continue as a public company and make all the requisite filings under the Securities and Exchange Act of 1934.

SALE OF TRALLIANCE AND SHARE ISSUANCE

On September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management and (ii) issued 229 million shares of its Common Stock (the “Shares”) to The Registry Management Company, LLC (“Registry Management”), (the “Purchase Transaction”).  Tralliance Registry Management and Registry Management are entities directly or indirectly controlled by Michael S. Egan, our Chairman and Chief Executive Officer and principal stockholder, and each of our two remaining executive officers and Board members, Edward A. Cespedes, our President, and Robin Segaul Lebowitz, our Vice President of Finance, own a minority interest in Registry Management.  After giving effect to the closing of the Purchase Transaction, and the issuance of the Shares thereunder, Mr. Egan beneficially owned approximately 76% of the Company’s Common Stock and continues to beneficially own such amount at December 31, 2014.

In connection with the Purchase Transaction, the Company received (i) forgiveness of debt consideration totaling approximately $6.4 million, and (ii) an earn-out equal to 10% (subject to certain minimums) of Tralliance Registry Management’s “net revenue” (as defined) derived from “.travel” names registered by Tralliance Registry Management from September 29, 2008 through May 5, 2015 (the “Earn-out”).  The minimum Earn-out payable by Tralliance Registry Management to theglobe was $300 thousand in the first year of the Earn-out Agreement, increasing by $25 thousand in each subsequent year (pro-rated for the final year of the Earn-out). During the annual Earn-out period ended September 28, 2014, minimum Earn-out payments totaling $425 thousand were paid to theglobe.com. At December 31, 2014, approximately $150 thousand in minimum Earn-out payments remain to be paid to theglobe, with such payments expected to be received in the first and second quarters of 2015.

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

In connection with the closing of the Purchase Transaction, the Company entered into a Master Services Agreement (“Services Agreement”) with Dancing Bear Investments, Inc. (“Dancing Bear”), an entity which is controlled by Mr. Egan.  Under the terms of the Services Agreement, for a fee of $20 thousand per month ($240 thousand per annum), Dancing Bear provides personnel and services to the Company so as to enable it to continue its existence as a public company without the necessity of any full-time employees of its own.  The Services Agreement had an initial term of one year. The Services Agreement now automatically renews for additional one year terms unless notice is given by either party of intent not to renew, and has currently been renewed through September 2015.  Services under the Services Agreement include, without limitation, accounting, assistance with financial reporting, accounts payable, treasury/financial planning, record retention and secretarial and investor relations functions.

EMPLOYEES

As of March 1, 2015, we had no employees other than our executive officers.  Each of our executive officers are officers or directors of other companies, certain of which have ongoing business relationships with the Company.  Our executive officers currently devote very limited time to our business and receive no compensation from us.

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

Since 2008, the Company was able to continue operating as a going concern due principally to funding of $500 thousand received during 2008 under a Revolving Loan Agreement with an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer (See Note 5, “Debt” for further details) and total proceeds of approximately $2.288 million received during 2009 to 2014 under an Earn-out Agreement with an entity also controlled by Mr. Egan, as well as the forebearance of its creditors. The Earn-out period expires on May 5, 2015, with the final payment thereunder expected to be received no later than May 15, 2015.

At December 31, 2014, the Company had a net working capital deficit of approximately $1.341 million.  Such working capital deficit included (i) a total of approximately $823 thousand in principal and accrued interest owed under the aforementioned Revolving Loan Agreement; (ii) a total of approximately $290 thousand in management service fees owed under a Master Services Agreement to an entity controlled by Mr. Egan; (iii) a total of approximately $131 thousand of accrued officer compensation due primarily to Mr. Egan and (iv) an aggregate of approximately $102 thousand in other unsecured accounts payable and accrued expenses owed to non-related parties (of which approximately $76 thousand relates to liabilities of our VoIP telephony service discontinued business).

During the fourth quarter of 2014 the Company derecognized approximately $84 thousand of old accrued expenses related to its former Tralliance business (including approximately $33 thousand of disputed liabilities) based upon the belief that the statute of limitations applicable to enforcement of such liabilities had lapsed.

During the fourth quarter of 2013, the Company derecognized approximately $296 thousand of old liabilities of its former Tralliance business, including approximately $170 thousand of disputed accounts payables owed to 2 (two) former vendors and accrued expenses totaling approximately $126 thousand, based also upon the belief that the statute of limitations applicable to enforcement of such liabilities has lapsed.  As more fully described in Note 3, “Discontinued Operations,” the Company derecognized approximately $1.354 million of old liabilities of its former VoIP telephony service business, including approximately $1.0 million of disputed liabilities, during the fourth quarter of 2012 based also upon our belief that the statute of limitations applicable to enforcement of such liabilities has lapsed.  There can be no assurance that the holders of derecognized liabilities will agree with our application of statutes of limitation to time bar claims related to such liabilities nor seek to assert a basis to toll or suspend the running of the otherwise applicable statutes of limitation.

As discussed previously, on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229 million shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6.4 million). However, the Company continues to be obligated to repay its principal borrowings totaling $500 thousand, plus accrued interest at the rate of 10% per annum (approximately $323 thousand as of December 31, 2014), due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement. All unpaid borrowings under the Revolving Loan Agreement, as amended on May 7, 2009, including accrued interest, are due and payable by the Company in one lump sum on the earlier of (i) five business days following demand for payment, which demand can be made at anytime, or (ii) the occurrence of an event of default as defined in the Revolving Loan Agreement. The Company currently has no ability to repay this loan should a demand for payment be made by the noteholder.  All borrowings under the Revolving Loan Agreement are secured by a pledge of all of the assets of the Company and its subsidiaries. Immediately after giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan beneficially owned approximately 76% of the Company’s Common Stock and continues to beneficially own such amount at December 31, 2014.

As additional consideration under the Purchase Transaction, Tralliance Registry Management is obligated to pay an earn-out to theglobe equal to 10% (subject to certain minimums) of Tralliance Registry Management’s net revenue (as defined) derived from “.travel” names registered by Tralliance Registry Management from September 29, 2008 through May 5, 2015 (the “Earn-out”). The minimum Earn-out payable by Tralliance Registry Management to theglobe was $300 thousand in the first year of the Earn-Out, increasing by $25 thousand in each subsequent year ($425 thousand for the most recent completed year) (pro-rated for the final year of the Earn-out).

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

On a short term liquidity basis, the Company must be successful in collecting the quarterly Earn-out payments contractually due from Tralliance Registry Management on a timely basis (at December 31, 2014, approximately $150 thousand in minimum Earn-out payments remain to be paid to theglobe, with such payments expected to be received in the first and second quarters of 2015), and must receive the continued indulgence of substantially all of its creditors, primarily including the continued forebearance of Mr. Egan and related entities in making demand for payment for amounts outstanding under the Revolving Loan Agreement and the Master Services Agreement, in order to continue as a going concern.

It is the Company’s preference to avoid filing for protection under the U.S. Bankruptcy Code. However, based upon the Company’s current financial condition as discussed above and recognizing that the Earn-out Agreement with Tralliance Registry Management terminates on May 5, 2015, management believes that additional debt or equity capital will need to be raised in order for theglobe to continue to operate as a going concern on a long-term basis. Any such capital would likely come from Mr. Egan, as the Company currently has no access to credit facilities and has traditionally relied on borrowings from related parties to meet short-term liquidity needs. Any such equity capital would likely result in very substantial dilution in the number of outstanding shares of the Company’s Common Stock. Given theglobe’s current financial condition, it currently has no intent to seek to acquire or start any new businesses. Management is exploring options related to the future of theglobe at the present time.

WE MAY NOT BE SUCCESSFUL IN SETTLING DISPUTED VENDOR CHARGES.

During 2014, we derecognized approximately $84 thousand of liabilities (including $33 thousand of disputed liabilities) related to our former Tralliance business. Additionally, during 2013 we derecognized approximately $296 thousand of old liabilities related to our former Tralliance business (including $170 thousand of disputed liabilities), and during 2012, we derecognized approximately $1.354 million of old liabilities related to our former VoIP telephony services business (including approximately $1.0 million of disputed liabilities). These liabilities were derecognized based on our belief that the applicable statute of limitations periods to bring claims to collect such liabilities have expired. There can be no assurance that vendors will not file claims and attempt to collect certain of these deecognized liabilities for which we believe the statute of limitations has lapsed. Should vendors file claims, there can be no assurance that the Company will be successful in settling the claims without significant costs, including attorney’s fees. Any adverse outcome in any of these matters could materially and adversely affect our financial position, utilize a significant portion of our limited cash resources and/or require additional capital to be infused into the Company, and adversely affect our ability to continue as a going concern.

OUR NET OPERATING LOSS CARRYFORWARDS MAY BE SUBSTANTIALLY LIMITED.

As of December 31, 2014, we had net operating loss carryforwards which may be potentially available for U.S. tax purposes of approximately $165.7 million. These carryforwards expire through 2034. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Due to various significant changes in our ownership interests, as defined in the Internal Revenue Code of 1986, as amended, that occurred prior to December 31, 2008, we have substantially limited the availability of our net operating loss carryforwards.

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

Our President, Treasurer and Chief Financial Officer and Director, Mr. Edward A. Cespedes, is also an officer, director or shareholder of other companies, including E&C Capital Partners LLLP, E&C Capital Partners II, LLC and The Registry Management Company, LLC. Additionally, Mr. Cespedes currently serves as the President and a director of Paymeon, Inc., a location-based marketing company.

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

RISKS RELATING TO OUR COMMON STOCK

WE ARE CONTROLLED BY OUR CHAIRMAN.

On September 29, 2008, in connection with the sale of Tralliance, the Company issued 229 million shares of its Common Stock to Registry Management, an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer. Previously on June 10, 2008, Dancing Bear Investments, Inc., also an entity controlled by Mr. Egan, converted an aggregate of $400 thousand of outstanding convertible secured promissory notes due to them by the Company into 40 million shares of our Common Stock. As a result of the issuance of the 269 million shares under the transactions described above, Mr. Egan’s beneficial ownership increased to approximately 76% of the Company’s Common Stock and he continues to beneficially own such amount as of December 31, 2014. Accordingly, Mr. Egan is now in a position to control the vote on all corporate actions in the future.

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

None.

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

None.

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

	2014		2013
	High	Low	High	Low
Fourth Quarter	$0.00	$0.00	$0.00	$0.00
Third Quarter	$0.00	$0.00	$0.00	$0.00
Second Quarter	$0.00	$0.00	$0.00	$0.00
First Quarter	$0.00	$0.00	$0.00	$0.00

HOLDERS OF COMMON STOCK

We had approximately 570 holders of record of Common Stock as of February 26, 2015. This does not reflect persons or entities that hold Common Stock in nominee or "street" name through various brokerage firms.

DIVIDENDS

We have not paid any cash dividends on our Common Stock since our inception and do not intend to pay dividends in the foreseeable future. Our board of directors will determine if we pay any future dividends.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS AS OF DECEMBER 31, 2014

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation plans approved by security holders	4,000,000		$0.12	―

Equity Compensation plans not approved by security holders *	―	$	―	―

Total	4,000,000		$0.12	―

*	In August 2004, the Company established the 2004 Stock Incentive Plan (the “2004 Plan”). See Note 6, “Stock Option Plans” in the accompanying Notes to Consolidated Financial Statements for a description of the material features of the 2004 Plan, as well as other stock option plans which have been approved by the Company’s security holders.

STOCK PERFORMANCE GRAPH

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we have elected scaled disclosure reporting and therefore are not required to provide the stock performance graph.

RECENT SALES OF UNREGISTERED SECURITIES

(a)  Unregistered Sales of Equity Securities.

There were no unregistered sales of equity securities during the year ended December 31, 2014.

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

BASIS OF PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS; GOING CONCERN

We received a report from our independent registered public accountants, relating to our December 31, 2014 audited consolidated financial statements, containing an explanatory paragraph regarding our ability to continue as a going concern.   As a shell company, management believes that theglobe will not be able to generate operating cash flows sufficient to fund its operations and pay its existing current liabilities (including those liabilities related to its discontinued operations) in the foreseeable future.  Based upon our current limited cash resources and without the infusion of additional capital and/or the continued indulgence of its creditors, management does not believe the Company can operate as a going concern beyond a short period of time.  See “Future and Critical Need for Capital” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details.

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

All Note references relate to accompanying Notes to Consolidated Financial Statements.

YEAR ENDED DECEMBER 31, 2014 COMPARED TO YEAR ENDED DECEMBER 31, 2013

CONTINUING OPERATIONS

NET REVENUE.  Commensurate with the sale of our Tralliance business on September 29, 2008, we became a shell company. As a result, net revenue for the years ended December 31, 2014 and 2013 was $0.

GENERAL AND ADMINISTRATIVE.   General and administrative expenses include only those customary public company expenses, including outside legal and audit fees, insurance and other related public company costs.  General and administrative expenses totaled approximately $95 thousand for the year ended December 31, 2014, as compared to approximately $100 thousand for the year ended December 31, 2013.

RELATED PARTY TRANSACTIONS.  Related party transaction expense totaled $240 thousand for both the years ended December 31, 2014 and 2013 and consisted of management services fees payable to Dancing Bear for accounting, finance, administrative and managerial support.

RELATED PARTY INTEREST EXPENSE.  Related party interest expense for both the years ended December 31, 2014 and 2013 was $50 thousand and consisted of interest due and payable to Dancing Bear under the Revolving Loan Agreement.

RELATED PARTY OTHER INCOME.   Related party other income consists of the minimum Earn-Out payable quarterly by Tralliance Registry Management to the Company.  Related party other income for the year ended December 31, 2014 was approximately $431 thousand as compared to $406 thousand for the year ended December 31, 2013.

GAIN ON DERECOGNITION OF LIABILITIES. Gain on derecognition of liabilities for the year ended December 31, 2014 totaled $84 thousand and consisted of derecognition of old accrued expenses of the Company’s former Tralliance business. Gain on derecognition of liabilities for the year ended December 31, 2013 totaled $296 thousand and consisted of the derecognition of old liabilities of the Company’s former Tralliance business, including approximately $170 thousand of disputed accounts payable owed to two (2) former vendors and accrued expenses totaling $126 thousand, based upon the belief that the statute of limitations applicable to the enforcement of such liabilities has lapsed.

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

Since 2008, the Company was able to continue operating as a going concern due principally to funding of $500 thousand received during 2008 under a Revolving Loan Agreement with an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer (See Note 5, “Debt” for further details) and total proceeds of approximately $2.288 million received during 2009 to 2014 under an Earn-out Agreement with an entity also controlled by Mr. Egan, as well as the forebearance of its creditors. The Earn-out period expires on May 5, 2015, with the final payment thereunder expected to be received no later than May 15, 2015.

At December 31, 2014, the Company had a net working capital deficit of approximately $1.341 million.  Such working capital deficit included (i) a total of approximately $823 thousand in principal and accrued interest owed under the aforementioned Revolving Loan Agreement; (ii) a total of approximately $290 thousand in management service fees owed under a Master Services Agreement to an entity controlled by Mr. Egan; (iii) a total of approximately $131 thousand of accrued officer compensation due primarily to Mr. Egan and (iv) an aggregate of approximately $102 thousand in other unsecured accounts payable and accrued expenses owed to non-related parties (of which approximately $76 thousand relates to liabilities of our VoIP telephony service discontinued business).

During the fourth quarter of 2014 the Company derecognized approximately $84 thousand of old accrued expenses related to its former Tralliance business (including approximately $33 thousand of disputed liabilities) based upon the belief that the statute of limitations applicable to enforcement of such liabilities had lapsed.

During the fourth quarter of 2013, the Company derecognized approximately $296 thousand of old liabilities of its former Tralliance business, including approximately $170 thousand of disputed accounts payables owed to 2 (two) former vendors and accrued expenses totaling approximately $126 thousand, based also upon the belief that the statute of limitations applicable to enforcement of such liabilities has lapsed.  As more fully described in Note 3, “Discontinued Operations,” the Company derecognized approximately $1.354 million of old liabilities of its former VoIP telephony service business, including approximately $1.0 million of disputed liabilities, during the fourth quarter of 2012 based also upon our belief that the statute of limitations applicable to enforcement of such liabilities has lapsed.  There can be no assurance that the holders of derecognized liabilities will agree with our application of statutes of limitation to time bar claims related to such liabilities nor seek to assert a basis to toll or suspend the running of the otherwise applicable statutes of limitation.

As discussed previously, on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229 million shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6.4 million). However, the Company continues to be obligated to repay its principal borrowings totaling $500 thousand, plus accrued interest at the rate of 10% per annum (approximately $323 thousand as of December 31, 2014), due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement. All unpaid borrowings under the Revolving Loan Agreement, as amended on May 7, 2009, including accrued interest, are due and payable by the Company in one lump sum on the earlier of (i) five business days following demand for payment, which demand can be made at anytime, or (ii) the occurrence of an event of default as defined in the Revolving Loan Agreement. The Company currently has no ability to repay this loan should a demand for payment be made by the noteholder.  All borrowings under the Revolving Loan Agreement are secured by a pledge of all of the assets of the Company and its subsidiaries. Immediately after giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan beneficially owned approximately 76% of the Company’s Common Stock and continues to beneficially own such amount at December 31, 2014.

As additional consideration under the Purchase Transaction, Tralliance Registry Management is obligated to pay an earn-out to theglobe equal to 10% (subject to certain minimums) of Tralliance Registry Management’s net revenue (as defined) derived from “.travel” names registered by Tralliance Registry Management from September 29, 2008 through May 5, 2015 (the “Earn-out”). The minimum Earn-out payable by Tralliance Registry Management to theglobe was $300 thousand in the first year of the Earn-Out, increasing by $25 thousand in each subsequent year ($425 thousand for the most recent completed year) (pro-rated for the final year of the Earn-out).

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

On a short term liquidity basis, the Company must be successful in collecting the quarterly Earn-out payments contractually due from Tralliance Registry Management on a timely basis (at December 31, 2014, approximately $150 thousand in minimum Earn-out payments remain to be paid to theglobe, with such payments expected to be received in the first and second quarters of 2015), and must receive the continued indulgence of substantially all of its creditors, primarily including the continued forebearance of Mr. Egan and related entities in making demand for payment for amounts outstanding under the Revolving Loan Agreement and the Master Services Agreement, in order to continue as a going concern.

It is the Company’s preference to avoid filing for protection under the U.S. Bankruptcy Code. However, based upon the Company’s current financial condition as discussed above and recognizing that the Earn-out Agreement with Tralliance Registry Management terminates on May 5, 2015, management believes that additional debt or equity capital will need to be raised in order for theglobe to continue to operate as a going concern on a long-term basis. Any such capital would likely come from Mr. Egan, as the Company currently has no access to credit facilities and has traditionally relied on borrowings from related parties to meet short-term liquidity needs. Any such equity capital would likely result in very substantial dilution in the number of outstanding shares of the Company’s Common Stock. Given theglobe’s current financial condition, it currently has no intent to seek to acquire or start any new businesses. Management is exploring options related to the future of theglobe at the present time.

CASH FLOW ITEMS

YEAR ENDED DECEMBER 31, 2014 COMPARED TO YEAR ENDED DECEMBER 31, 2013

As of December 31, 2014, theglobe had $53 in cash and cash equivalents as compared to $904 as of December 31, 2013.  Net cash flows provided from operating activities of continuing operations totaled approximately $60 thousand for both the year ended December 31, 2014 and the year ended December 31, 2013.

Approximately $60 thousand in net cash flows were used in operating activities of discontinued operations during both the year ended December 31, 2014 and the year ended December 31, 2013. Substantially all of the cash flow usage during 2014 and 2013 related to the payment of old VoIP telephony service business legal bills.

CONTRACTUAL OBLIGATIONS

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we have elected scaled disclosure reporting and therefore are not required to provide the table required by (a)(5) of this Item.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2014, we did not have any material off-balance sheet arrangements that have or are reasonably likely to have a material effect on our current or future financial condition, revenues or expenses, results of operations, liquidity, or capital resources.

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

We have audited the accompanying consolidated balance sheets of theglobe.com, inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of theglobe.com, inc. and Subsidiaries as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying 2014 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has historically suffered significant net losses, has an accumulated deficit of approximately $296 million and has sold its last remaining operating business.  These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Marcum LLP

Fort Lauderdale, Florida

March 26, 2015

___________________

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013
ASSETS

Current Assets:
Cash	$53	$904
Prepaid expenses	4,997	2,758

Total current assets	5,050	3,662

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable due to related party	$289,570	$329,820
Accounts payable	225	0
Accrued compensation due to related parties	130,769	130,769
Accrued expenses and other current liabilities	26,200	110,117
Accrued interest due to related party	323,234	273,234
Notes payable due to related party	500,000	500,000
Liabilities of discontinued operations	75,935	135,935

Total current liabilities	1,345,933	1,479,875

Stockholders' Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 441,484,838 shares issued at December 31, 2014 and December 31, 2013	441,485	441,485

Additional paid in capital	294,301,845	294,301,845
Accumulated deficit	(296,084,213)	(296,219,543)

Total stockholders' deficit	(1,340,883)	(1,476,213)

Total liabilities and stockholders' deficit	$5,050	$3,662

See notes to consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013

Net Revenue	$—	$—

Operating Expenses:
General and administrative	95,379	100,083
Related party transactions	240,000	240,000
Total Operating Expenses	335,379	340,083

Operating Loss from Continuing Operations	(335,379)	(340,083)

Other Income (Expense), net:
Related party interest expense	(50,000)	(50,000)
Related party other income	431,250	406,250
Other income	5,716	—
Gain on derecognition of liabilities	84,117	295,531
	471,083	651,781

Income from Continuing Operations Before Income Taxes	135,704	311,698

Income Taxes	—	—
Income from Continuing Operations	135,704	311,698

Loss from Discontinued Operations	(374)	(374)

Net Income	$135,330	$311,324

Income Per Share:
Basic and Diluted:
Continuing Operations	$—	$—
Discontinued Operations	$—	$—

Weighted Average Common Shares Outstanding	441,484,838	441,484,838

See notes to consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2012	441,484,838	$441,485	$294,301,845	$(296,530,867)	$(1,787,537)

Year Ended December 31, 2013:
Net Income	—	—	—	311,324	311,324
Balance December 31, 2013:	441,484,838	441,485	294,301,845	(296,219,543)	(1,476,213)

Year Ended December 31, 2014
Net Income	—	—	—	135,330	135,330
Balance, December 31, 2014	441,484,838	$441,485	$294,301,845	$(296,084,213)	$(1,340,883)

See notes to consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2014	2013
Cash Flows from Operating Activities:
Net income	$135,330	$311,324
Loss from discontinued operations	374	374
Income from continuing operations	135,704	311,698

Adjustments to reconcile income from continuing operations
to net cash flows provided by operating activities:
Gain on derecognition of liabilities	(84,117)	(295,531)

Changes in operating assets and liabilities:
Prepaid expenses	(2,239)	2,732
Accounts payable due to related party	(40,250)	(4,750)
Accounts payable	225	—
Accrued expenses and other current liabilities	200	(3,801)
Accrued interest due to related party	50,000	50,001

Net cash flows provided by operating activities of continuing operations	59,523	60,349
Net cash flows used in operating activities of discontinued operations	(60,374)	(60,373)
Net cash flows used in operating activities	(851)	(24)

Net change in cash & cash equivalents	(851)	(24)
Cash & cash equivalents at beginning of period	904	928

Cash & cash equivalents at end of period	$53	$904

See notes to consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

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

During the past several years, the Company re-evaluated all of these disputed and estimated liabilities in light of the passage of time and applicable statute of limitation laws. As a result, as more fully described in Note 2, “Liquidity and Going Concern Considerations” approximately $84,000, $296,000 and $1,354,000 of liabilities were derecognized during the fourth quarters of 2014, 2013 and 2012, respectively, based upon the lapsing of the statute of limitations applicable to such liabilities.

PREPAID EXPENSES

Prepaid expenses at December 31, 2014 and 2013 consist of prepaid insurance, which is amortized to expense over the policy periods.

FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB Accounting Standards Codification Topic on Fair Value Measurements and Disclosure (“ASC 820”) requires that the Company disclose estimated fair values of its financial instruments.  The carrying amount of certain of the Company's financial instruments, including cash, accounts payable and accrued expenses, are a reasonable estimate of their fair values at December 31, 2014 and 2013, respectively, due to their short maturities.

RELATED PARTY OTHER INCOME

Commensurate with the sale of its former Tralliance business on September 29, 2008, the Company entered into an Earn-out Agreement with Tralliance Registry Management, the purchaser of Tralliance’s business. Under the terms of the Earn-out Agreement, Tralliance Registry Management agreed to pay the Company an earn-out equal to 10% of Tralliance Registry Management’s “net revenue” (as defined) derived from “.travel” names registered by Tralliance Registry Management from September 29, 2008 through May 5, 2015 (the “Earn-out”). The minimum Earn-out amount payable under the Earn-out Agreement was $300,000 in the first year and increases by $25,000 in each subsequent year (prorated for the final year of the Earn-out). The minimum Earn-out amounts due for each year are payable to the Company on a quarterly basis. Incremental Earn-out payments are to be determined and paid to the Company on an annual basis to the extent that 10% of Tralliance Registry Management’s “net revenue” (as defined) exceeds the minimum Earn-out amount payable for such year. For the first six annual Earn-out periods that were completed on September 28, 2009 through September 28, 2014, respectively, no incremental Earn-out payments were due or paid to the Company.

Due to various factors related to the collectability of Earn-out payments from Tralliance Registry Management, including the weak financial condition of Tralliance Registry Management, and the fact that such Earn-out payments are payable to theglobe over an extended period of time (originally approximately 6 ½ years), no portion of the Earn-out was included in the purchase price for the Purchase Transaction. Instead, the Company has chosen to recognize income related to the Earn-out on a prospective basis as and to the extent that future Earn-out payments are collected. Since inception of the Earn-out Agreement through December 31, 2014, a total of $2,288,000 in minimum Earn-out payments have been received by the Company from Tralliance Registry Management and have been recorded as related party other income in the Consolidated Statements of Operations for all applicable periods therein.

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

	December 31,
	2014	2013

Options to purchase common stock	4,000,000	4,000,000

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

Since 2008, the Company was able to continue operating as a going concern due principally to funding of $500,000 and received during 2008 under a Revolving Loan Agreement with an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer (See Note 5, “Debt” for further details) and total proceeds of approximately $2,288,000 received during 2009 to 2014 under an Earn-out Agreement with an entity also controlled by Mr. Egan, as well as the forebearance of its creditors. The Earn-out period expires on May 5, 2015, with the final payment expected to be received no later than May 15, 2015.

At December 31, 2014, the Company had a net working capital deficit of approximately $1,341,000.  Such working capital deficit included (i) a total of approximately $823,000 in principal and accrued interest owed under the aforementioned Revolving Loan Agreement; (ii) a total of approximately $290,000 in management service fees owed under a Master Services Agreement to an entity controlled by Mr. Egan; (iii) a total of approximately $131,000 of accrued officer compensation due primarily to Mr. Egan and (iv) an aggregate of approximately $102,000 in other unsecured accounts payable and accrued expenses owed to non-related parties (of which approximately $76,000 relates to liabilities of our VoIP telephony service discontinued business).

During the fourth quarter of 2014 the Company derecognized approximately $84,000 of old accrued expenses related to its former Tralliance business (including approximately $33,000 of disputed liabilities) based upon the belief that the statute of limitations applicable to enforcement of such liabilities had lapsed.

During the fourth quarter of 2013, the Company derecognized approximately $296,000 of old liabilities of its former Tralliance business, including approximately $170,000 of disputed accounts payables owed to 2 (two) former vendors and accrued expenses totaling approximately $126,000, based also upon the belief that the statute of limitations applicable to enforcement of such liabilities has lapsed.  As more fully described in Note 3, “Discontinued Operations,” the Company derecognized approximately $1,354,000 of old liabilities of its former VoIP telephony service business, including approximately $1,000,000 of disputed liabilities, during the fourth quarter of 2012 based also upon our belief that the statute of limitations applicable to enforcement of such liabilities has lapsed.  There can be no assurance that the holders of derecognized liabilities will agree with our application of statutes of limitation to time bar claims related to such liabilities nor seek to assert a basis to toll or suspend the running of the otherwise applicable statutes of limitation.

As discussed previously, on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229,000,000 shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6,400,000). However, the Company continues to be obligated to repay its principal borrowings totaling $500,000, plus accrued interest at the rate of 10% per annum (approximately $323,000 as of December 31, 2014), due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement. All unpaid borrowings under the Revolving Loan Agreement, as amended on May 7, 2009, including accrued interest, are due and payable by the Company in one lump sum on the earlier of (i) five business days following demand for payment, which demand can be made at anytime, or (ii) the occurrence of an event of default as defined in the Revolving Loan Agreement. The Company currently has no ability to repay this loan should a demand for payment be made by the noteholder.  All borrowings under the Revolving Loan Agreement are secured by a pledge of all of the assets of the Company and its subsidiaries. Immediately after giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan beneficially owned approximately 76% of the Company’s Common Stock and continues to beneficially own such amount at December 31, 2014.

As additional consideration under the Purchase Transaction, Tralliance Registry Management is obligated to pay an earn-out to theglobe equal to 10% (subject to certain minimums) of Tralliance Registry Management’s net revenue (as defined) derived from “.travel” names registered by Tralliance Registry Management from September 29, 2008 through May 5, 2015 (the “Earn-out”). The minimum Earn-out payable by Tralliance Registry Management to theglobe was $300,000 in the first year of the Earn-Out, increasing by $25,000 in each subsequent year ($425,000 for the most recent completed year) (pro-rated for the final year of the Earn-out).

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

MANAGEMENT PLANS

On a short term liquidity basis, the Company must be successful in collecting the quarterly Earn-out payments contractually due from Tralliance Registry Management on a timely basis (At December 31, 2014, approximately $150 thousand in minimum Earn-out payments remain to be paid to theglobe, with such payments expected to be received in the first and second quarters of 2015), and must receive the continued indulgence of substantially all of its creditors, primarily including the continued forebearance of Mr. Egan and related entities in making demand for payment for amounts outstanding under the Revolving Loan Agreement and the Master Services Agreement, in order to continue as a going concern.

It is the Company’s preference to avoid filing for protection under the U.S. Bankruptcy Code. However, based upon the Company’s current financial condition as discussed above and recognizing that the Earn-out Agreement with Tralliance Registry Management terminates on May 5, 2015, management believes that additional debt or equity capital will need to be raised in order for theglobe to continue to operate as a going concern on a long-term basis. Any such capital would likely come from Mr. Egan, as the Company currently has no access to credit facilities and has traditionally relied on borrowings from related parties to meet short-term liquidity needs. Any such equity capital would likely result in very substantial dilution in the number of outstanding shares of the Company’s Common Stock. Given theglobe’s current financial condition, it currently has no intent to seek to acquire or start any new businesses. Management is exploring options related to the future of theglobe at the present time.

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

During the fourth quarter of 2012, the Company re-evaluated all remaining liabilities of its VoIP telephony services business in light of the passage of time and applicable state statute of limitation laws. Based upon this re-evaluation, the Company derecognized accounts payable liabilities related to six (6) former telecommunication vendors totaling approximately $1,354,000, including the disputed liabilities of approximately $1,000,000 discussed earlier. At December 31, 2014 and 2013, “Liabilities of Discontinued Operations” consists of a non-disputed accounts payable to one former VoIP telephony services business vendor that the Company intends to pay over the next year on a monthly installment basis.

(4) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2014	2013
Accrued registry transaction fees	$—	$51,432
Accrued legal and audit expense	$26,200	$26,200
Other	$—	$32,485
	$26,200	$110,117

(5) DEBT

Debt consists of notes payable due to a related party, as summarized below:

	December 31, 2014	December 31, 2013

2008 Revolving Loan Notes due to a related party; due on demand	$500,000	$500,000

On June 6, 2008, the Company and its subsidiaries, as guarantors, entered into a Revolving Loan Agreement with Dancing Bear Investments, Inc. (“Dancing Bear”), pursuant to which Dancing Bear may loan up to $500,000 to the Company on a revolving basis (the “Credit Line”).  In connection with its entry into the Credit Line, the Company borrowed $100,000 under the Credit Line.  Subsequently, during the remainder of 2008, the Company made additional borrowings totaling the final $400,000 available under the Credit Line.  As of December 31, 2014 and 2013, outstanding principal of $500,000 and accrued interest of $323,234 and $273,234, respectively, related to this Credit Line have been reflected as current liabilities in our Consolidated Balance Sheet.  Related Party Interest Expense related to the Credit Line of $50,000 was recognized in our Consolidated Statement of Operations during both the years ended December 31, 2014 and 2013, respectively.

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

(6) STOCK OPTION PLANS

In January 2000, the Board adopted the 2000 Broad Based Employee Stock Option Plan (the "Broad Based Plan"). Under the Broad Based Plan, 850,000 shares of Common Stock were reserved for issuance. The intention of the Broad Based Plan was that at least 50% of the options granted would be to individuals who are not managers or officers of theglobe. In April 2000, the Company's 2000 Stock Option Plan (the "2000 Plan") was adopted by the Board of Directors and approved by the stockholders of the Company. The 2000 Plan authorized the issuance of 500,000 shares of Common Stock, subject to adjustment as provided in the 2000 Plan. The Broad Based Plan and the 2000 Plan provided for the grant of "incentive stock options" intended to qualify under Section 422 of the Code and stock options which do not so qualify. Directors, officers, employees and consultants of the Company and its subsidiaries were eligible to receive grants under the Broad Based Plan and the 2000 Plan. On December 1, 2004, based upon approval of the stockholders of the Company, the 2000 Plan was amended and restated to (i) increase the number of shares reserved for issuance under the 2000 Plan by 7,500,000 shares to a total of 8,000,000 shares and (ii) to remove a previous plan provision that limited the number of options that may be awarded to any one individual. Based upon the termination of the Broad Based Plan and the 2000 Plan in 2010, the Company’s right to grant additional stock options under these plans was also terminated. As of December 31, 2014, unexpired options to acquire up to 4,000,000 shares were still outstanding under these plans.

The Company's Board of Directors adopted a new benefit plan entitled the 2004 Stock Incentive Plan (the "2004 Plan") on August 31, 2004. An aggregate of 7,500,000 shares of the Company's Common Stock may be issued pursuant to the 2004 Plan. Employees, consultants, and prospective employees and consultants of theglobe and its affiliates and non-employee directors of theglobe are eligible for grants of non-qualified stock options, stock appreciation rights, restricted stock awards, performance awards and other stock-based awards under the 2004 Plan. Based upon the termination of the 2004 Plan in 2014, the Company’s right to grant additional stock options under these plans was also terminated.

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

No stock options were granted by the Company or exercised during the years ended December 31, 2014 and 2013.

Stock option activity during the years ended December 31, 2014 and December 31, 2013 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2013	4,000,000	$0.12

Granted	—	—
Exercised	—	—
Expired	—	—

Outstanding at December 31, 2014	4,000,000	$0.12	0.3 years	$—

Exercisable at December 31, 2014	4,000,000	$0.12	0.3 years	$—

Options available at December 31, 2014	—

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2012	5,650,000	$0.25

Granted	—	—
Exercised	—	—
Expired	(1,650,000)	0.56

Outstanding at December 31, 2013	4,000,000	$0.12	1.3 years	$—

Exercisable at December 31, 2013	4,000,000	$0.12	1.3 years	$—

Options available at December 31, 2013	5,570,141

No employee stock compensation expense was charged to operating expenses during the years ended December 31, 2014 or 2013. At December 31, 2014, there was no unrecognized compensation expense related to unvested stock options.

(7) INCOME TAXES

The provision (benefit) for income taxes is summarized as follows:

Year Ended December 31,
	2014	2013

Continuing operations	$—	$—
Discontinued operations	—	—
	$—	$—

The provision (benefit) for income taxes attributable to continuing operations was as follows:

Year Ended December 31,
	2014	2013
Current :
Federal	$—	$—
State	—	—
	$—	$—
Deferred:
Federal	$—	$—
State	—	—

Provision for income taxes	$—	$—

The following is a reconciliation of the federal income tax provision at the federal statutory rate to the Company’s tax provision attributable to continuing operations:

	Year Ended December 31,
	2014	2013

Statutory federal income tax rate	34.00%	34.00%
Change in tax rate	—	—
Nondeductible items	—	—
State income taxes, net of federal benefit	3.96	3.96
Change in valuation allowance	(37.96)	(37.96)
AMT tax credit adjustment	—	—
Other	—	—

Effective tax rate	0.00%	0.00%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013 are presented below.

	December 31,	December 31,
	2014	2013
Deferred tax assets (liabilities):
Net operating loss carryforwards	$62,899,000	$62,912,000
Issuance of warrants	1,447,000	1,447,000
AMT and other tax credits	352,000	352,000
Accrued expenses	170,000	209,000
Depreciation and amortization	15,000	15,000
Total gross deferred tax assets	64,883,000	64,935,000
Less: valuation allowance	(64,883,000)	(64,935,000)

Total net deferred tax assets	$—	$—

Because of the Company's lack of earnings history, the net deferred tax assets have been fully offset by a 100% valuation allowance. The valuation allowance for net deferred tax assets was $64,883,000 and $64,935,000 as of December 31, 2014 and 2013, respectively. The net change in the total valuation allowance was $52,000 and $118,000 for the years ended December 31, 2014 and 2013, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets, which consist of tax benefits primarily from net operating loss carryforwards, is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Of the total valuation allowance of $64,883,000 as of December 31, 2014, subsequently recognized tax benefits, if any, in the amount of $6,400,000 will be applied directly to contributed capital.

At December 31, 2014, the Company had net operating loss carryforwards available for U.S. tax purposes of approximately $165,689,000. These carryforwards expire through 2034. Under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), the utilization of net operating loss carryforwards may be limited under the change in stock ownership rules of the Code. Due to various significant changes in our ownership interests, as defined in the Internal Revenue Code of 1986, as amended, the Company has substantially limited the availability of its net operating loss carryforwards. There can be no assurance that the Company will be able to avail itself of any net operating loss carryforwards.

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

On September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management Company LLC (“Tralliance Registry Management”) and (ii) issued 229,000,000 shares of its Common Stock (the “Shares”) to The Registry Management Company, LLC (“Registry Management”) (the “Purchase Transaction”).  Tralliance Registry Management and Registry Management are entities directly or indirectly controlled by Michael S. Egan, our Chairman and Chief Executive Officer and principal stockholder, and each of our two remaining executive officers and Board members, Edward A. Cespedes, our President, and Robin Segaul Lebowitz, our Vice President of Finance, own a minority interest in Registry Management.  After giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan beneficially owned approximately 76% of the Company’s Common Stock and continues to beneficially own such amount at December 31, 2014.

In connection with the Purchase Transaction, the Company received (i) forgiveness of debt consideration totaling approximately $6,400,000, and (ii) an earn-out equal to 10% (subject to certain minimums) of Tralliance Registry Management’s “net revenue” (as defined) derived from “.travel” names registered by Tralliance Registry Management from September 29, 2008 through May 5, 2015 (the “Earn-out”).  The minimum Earn-out payable by Tralliance Registry Management to theglobe was $300,000 in the first year of the Earn-out Agreement, and increases by $25,000 in each subsequent year (pro-rated for the final year of the Earn-out).  During 2014 and 2013, the Company received Earn-out installment payments totaling $431,250 and $406,250, respectively, from Tralliance Registry Management, which have been recorded as Related Party Other Income in our Consolidated Statements of Operations for such years.

In connection with the closing of the Purchase Transaction, the Company also entered into a Master Services Agreement (“Services Agreement”) with Dancing Bear Investments, Inc. (“Dancing Bear”), an entity which is controlled by Mr. Egan.  Under the terms of the Services Agreement, for a fee of $20,000 per month ($240,000 per annum), Dancing Bear provides personnel and services to the Company so as to enable it to continue its existence as a public company without the necessity of any full-time employees of its own.  The Services Agreement had an initial term of one year. The Services Agreement now automatically renews for additional one year terms unless notice is given by either party of the intent not to renew, and has currently been renewed through September 2015.  The Services Agreement may be terminated under certain events.  Services under the Services Agreement include, without limitation, accounting, assistance with financial reporting, accounts payable, treasury/financial planning, record retention and secretarial and investor relations functions.  Related party transactions expense related to the Master Services Agreement of $240,000 was recognized in our Consolidated Statement of Operations during both the years ended December 31, 2014 and 2013.  A total of $280,250 and $244,750 related to the Services Agreement was paid by the Company to Dancing Bear in 2014 and 2013, respectively.  A balance of $289,570 related to the Services Agreement is owed by the Company to Dancing Bear and is accrued on our Balance Sheet at December 31, 2014.

As more fully discussed in Note 5 “Debt,” on June 6, 2008, the Company and its subsidiaries, as guarantors, entered into a Revolving Loan Agreement with Dancing Bear, pursuant to which Dancing Bear may loan up to $500,000 to the Company on a revolving basis (the “Credit Line”).  In connection with its entry into the Credit Line, the Company borrowed $100,000 under the Credit Line.  Subsequently, during the remainder of 2008, the Company made additional borrowings totaling $400,000 under the Credit Line. As of December 31, 2014 and 2013, outstanding principal of $500,000 and accrued interest of $323,234 and $273,234, respectively, related to the Credit Line have been reflected as current liabilities in our Consolidated Balance Sheet. Related Party Interest Expense related to the Credit Line of $50,000 was recognized in our Consolidated Statement of Operations during both the years ended December 31, 2014 and 2013.

In order to help the Company make it through a liquidity crisis in 2008, Michael S. Egan, our Chairman and Chief Executive Officer, agreed to defer receiving a portion of his 2008 salary, totaling $105,769, until a future undetermined point in time. Additionally, Robin S. Lebowitz, our Vice President of Finance agreed to defer receiving an aggregate of $25,000 in car allowance payable during 2006, 2007 and 2008 to a future undetermined point in time. The aforementioned deferred payments were accrued by the Company during the years that such compensation was earned, with the total amount of $130,769 classified as Accrued Compensation Due to Related Parties in our Consolidated Balance Sheets at both December 31, 2014 and 2013.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC.

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

Under the supervision of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an evaluation of the Company’s internal control over financial reporting as of December 31, 2014 in accordance with the interpretive guidance published in the SEC’s “Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities Exchange Act of 1934” dated and effective on June 27, 2007. Such evaluation was based on the framework and criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992. Based upon this evaluation and management’s assessment, management has concluded that internal control over financial reporting was effective as of December 31, 2014. Because we are a smaller public company, we are not required to provide an independent public accountant’s attestation report covering our assessment of internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated any change in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, and have determined there to be no reportable changes.

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

NAME	AGE	POSITION OR OFFICE WITH THE COMPANY	DIRECTOR SINCE
Michael S. Egan	74	Chairman and Chief Executive Officer	1997

Edward A. Cespedes	49	President, Treasurer and Chief Financial Officer and Director	1997

Robin S. Lebowitz	50	Vice President of Finance and Director	2001

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

Edward A. Cespedes. Edward Cespedes has served as a director of theglobe since 1997, as President of theglobe since June 1, 2002 and as Treasurer and Chief Financial Officer of theglobe since February 1, 2005. Mr. Cespedes is also the President of E&C Capital Ventures, Inc., the general partner of E&C Capital Partners LLLP and an executive officer and director of The Registry Management Company, LLC and Tralliance Registry Management Company, LLC. Additionally, since March 2011, Mr. Cespedes has served as the President and a director of Paymeon, Inc., a location-based marketing company. Mr. Cespedes served as the Vice Chairman of Prime Ventures, LLC, from May 2000 to February 2002. From August 2000 to August 2001, Mr. Cespedes served as the President of the Dr. Koop Lifecare Corporation and was a member of the Company’s Board of Directors from January 2001 to December 2001. From 1996 to 2000, Mr. Cespedes was a Managing Director of Dancing Bear Investments, Inc. Concurrent with his position at Dancing Bear Investments, Inc., from 1998 to 2000, Mr. Cespedes also served as Vice President for corporate development for theglobe where he had primary responsibility for all mergers, acquisitions, and capital markets activities. In 1996, prior to joining Dancing Bear Investments, Inc., Mr. Cespedes was the Director of Corporate Finance for Alamo Rent-A-Car. From 1988 to 1996, Mr. Cespedes worked in the Investment Banking Division of J.P. Morgan and Company, where he most recently focused on mergers and acquisitions. In his capacity as a venture capitalist, Mr. Cespedes has served as a member of the board of directors of various portfolio companies. Mr. Cespedes is the founder of the Columbia University Hamilton Associates, a foundation for university academic endowments. In 1988 Mr. Cespedes received a Bachelor’s degree in International Relations from Columbia University. Mr. Cespedes was elected a director of the Company based mainly upon his understanding of capital markets and mergers and acquisitions, and his ability to manage business operations and technologies.

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

BOARD MEETINGS AND COMMITTEES OF THE BOARD

Including unanimous written actions of the Board, the Board of Directors met 5 times in 2014. No incumbent director who was on the Board for the entire year attended less than 75% of the total number of all meetings of the Board and any committees of the Board on which he or she served, if any, during 2014.

The Board of Directors has a standing Audit and Compensation Committee but no standing Nominating Committee.

Audit Committee. The Audit Committee, which was formed in July 1998, reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the selection of our independent auditors, the scope of the annual audits, fees to be paid to the auditors, the performance of our auditors and our accounting practices and internal controls. The Audit Committee operates pursuant to a written charter, as amended, adopted by the Board of Directors on June 12, 2000. The current members of the Audit Committee are Messrs. Egan and Cespedes and Ms. Lebowitz, all of whom are employee directors. None of the current committee members are considered “independent” within the meaning of applicable NASD rules. Ms. Lebowitz serves as the “audit committee financial expert” within the meaning of applicable SEC rules, but is not considered “independent” within the meaning of applicable NASD rules. Including unanimous written actions of the Committee, the Audit Committee held 5 meetings in 2014.

Compensation Committee. The Compensation Committee establishes salaries, incentives and other forms of compensation for officers and other employees of theglobe.  Insomuch as the Company currently has no operations and its executive officers do not receive a salary, the Compensation Committee did not meet in 2014.  The Compensation Committee (as well as the entire Board of Directors) also approves option grants under all of our outstanding stock based incentive plans. The current members of the Compensation Committee are Messrs. Egan and Cespedes.

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

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid by us to those persons serving as the principal executive officer and principal financial officer at any time during the last calendar year and our other executive officer for the years ended December 31, 2014 and 2013 (collectively, the "Named Executive Officers"):

Name and Principal Position	Year	Salary	Bonus	Option Awards	All Other	Total
Michael S. Egan,	2014	$—	$—	$—	$—	$—
Chairman, Chief Executive Officer (1)	2013	—	—	—	—	—

Edward A. Cespedes,	2014	$—	$—	$—	$—	$—
President, Treasurer and Chief	2013	—	—	—	—	—
Financial Officer (2)

Robin S. Lebowitz,	2014	$—	$—	$—	$—	$—
Former Chief Financial Officer;	2013	—	—	—	—	—
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

The Company does not currently have any employment agreements with any of the Named Executive Officers.

OUTSTANDING EQUITY AWARDS AT FISCAL 2014 YEAR-END

	Number of Securities Underlying Unexercised Options (1)		Option Exercise	Option Expiration
Name	Exercisable (#)	Unexercisable (#)	Price ($)	Date

Michael S. Egan	1,750,000	—	.12	4/7/2015

Edward A. Cespedes	1,750,000	—	.12	4/7/2015

Robin S. Lebowitz	400,000	—	0.12	4/7/2015
	100,000	—	0.14	8/16/2016

(1) All stock option awards included in the above table are fully vested. None of the Named Executive Officers exercised any stock options during the year ended December 31, 2014.

COMPENSATION OF DIRECTORS

Directors who are also our employees receive no compensation for serving on our Board or committees. We reimburse non-employee directors for all travel and other expenses incurred in connection with attending Board and committee meetings. Non-employee directors are also eligible to receive automatic stock option grants under our 1998 Stock Option Plan, as amended and restated. As of December 31, 2014 there were no directors who met this definition.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of March 1, 2015 (except as otherwise indicated) by (i) each person who owns beneficially more than 5% of our Common Stock, (ii) each of our directors, (iii) each of our "Named Executive Officers" and (iv) all directors and executive officers as a group. A total of 441,484,838 shares of theglobe’s Common Stock were issued and outstanding on March 1, 2015.

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

On September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management Company LLC (“Tralliance Registry Management”) and (ii) issued 229,000,000 shares of its Common Stock (the “Shares”) to The Registry Management Company, LLC (“Registry Management”) (the “Purchase Transaction”).  Tralliance Registry Management and Registry Management are entities directly or indirectly controlled by Michael S. Egan, our Chairman and Chief Executive Officer and principal stockholder, and each of our two remaining executive officers and Board members, Edward A. Cespedes, our President, and Robin Segaul Lebowitz, our Vice President of Finance, own a minority interest in Registry Management.  After giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan beneficially owned approximately 76% of the Company’s Common Stock and continues to beneficially own such amount at December 31, 2014.

In connection with the Purchase Transaction, the Company received (i) forgiveness of debt consideration totaling approximately $6,400,000, and (ii) an earn-out equal to 10% (subject to certain minimums) of Tralliance Registry Management’s “net revenue” (as defined) derived from “.travel” names registered by Tralliance Registry Management from September 29, 2008 through May 5, 2015 (the “Earn-out”).  The minimum Earn-out payable by Tralliance Registry Management to theglobe was $300,000 in the first year of the Earn-out Agreement, and increases by $25,000 in each subsequent year (pro-rated for the final year of the Earn-out).  During 2014 and 2013, the Company received Earn-out installment payments totaling $431,250 and $406,250, respectively, from Tralliance Registry Management, which have been recorded as Related Party Other Income in our Consolidated Statements of Operations for such years.

In connection with the closing of the Purchase Transaction, the Company also entered into a Master Services Agreement (“Services Agreement”) with Dancing Bear Investments, Inc. (“Dancing Bear”), an entity which is controlled by Mr. Egan.  Under the terms of the Services Agreement, for a fee of $20,000 per month ($240,000 per annum), Dancing Bear provides personnel and services to the Company so as to enable it to continue its existence as a public company without the necessity of any full-time employees of its own.  The Services Agreement had an initial term of one year and was renewed for additional one year terms during 2009 through 2014.  The Services Agreement may be terminated under certain events.  Services under the Services Agreement include, without limitation, accounting, assistance with financial reporting, accounts payable, treasury/financial planning, record retention and secretarial and investor relations functions.  Related party transactions expense related to the Master Services Agreement of $240,000 was recognized in our Consolidated Statement of Operations during both the years ended December 31, 2014 and 2013.  A total of $280,250 and $244,750 related to the Services Agreement was paid by the Company to Dancing Bear in 2014 and 2013, respectively.  A balance of $289,570 related to the Services Agreement is owed by the Company to Dancing Bear and is accrued on our Balance Sheet at December 31, 2014.

As more fully discussed in Note 5 “Debt,” on June 6, 2008, the Company and its subsidiaries, as guarantors, entered into a Revolving Loan Agreement with Dancing Bear, pursuant to which Dancing Bear may loan up to $500,000 to the Company on a revolving basis (the “Credit Line”).  In connection with its entry into the Credit Line, the Company borrowed $100,000 under the Credit Line.  Subsequently, during the remainder of 2008, the Company made additional borrowings totaling $400,000 under the Credit Line. As of December 31, 2014 and 2013, outstanding principal of $500,000 and accrued interest of $323,234 and $273,234, respectively, related to the Credit Line have been reflected as current liabilities in our Consolidated Balance Sheet. Related Party Interest Expense related to the Credit Line of $50,000 was recognized in our Consolidated Statement of Operations during both the years ended December 31, 2014 and 2013.

In order to help the Company make it through a liquidity crisis in 2008, Michael S. Egan, our Chairman and Chief Executive Officer, agreed to defer receiving a portion of his 2008 salary, totaling $105,769, until a future undetermined point in time. Additionally, Robin S. Lebowitz, our Vice President of Finance agreed to defer receiving an aggregate of $25,000 in car allowance payable during 2006, 2007 and 2008 to a future undetermined point in time. The aforementioned deferred payments were accrued by the Company during the years that such compensation was earned, with the total amount of $130,769 classified as Accrued Compensation Due to Related Parties in our Consolidated Balance Sheets at both December 31, 2014 and 2013.

Director Independence. None of the current members of the Company’s Board of Directors are considered “independent” within the meaning of applicable NASD rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees . The aggregate fees billed by Marcum LLP (“Marcum”), independent public accountants, for professional services rendered for the audit of our annual financial statements during 2014 and 2013 and the reviews of the financial statements included in our Forms 10-Q and 10-K, as appropriate, were $35,100 and $37,500, respectively.

Audit-Related Fees . During the last two fiscal years, Marcum provided the Company with the following services that are reasonably related to the performance of the audit of our financial statements:

None

Tax Fees . The aggregate fees billed for tax services provided by Marcum in connection with tax compliance, tax consulting and tax planning services during both 2014 and 2013, was $4,500.

All Other Fees . Except as described above, the Company had no other fees for services provided by Marcum during 2014 and 2013.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a).	List of all documents filed as part of this report.

(1)	Financial statements are listed in the index to the consolidated financial statements on page F-1 of this Report.

(2)	No financial statement schedules are included because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

(3)	Exhibit Index

3.1	Form of Fourth Amended and Restated Certificate of Incorporation of the Company (2).

3.2	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation (10).

3.3	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 29, 2003 (10).

3.4	Certificate relating to Previously Outstanding Series of Preferred Stock and Relating to the Designation, Preferences and Rights of the Series F Preferred Stock (7).

3.5	Certificate of Amendment Relating to the Designation Preferences and Rights of the Junior Participating Preferred Stock (8).

3.6	Form of By-Laws of the Company (10).

3.7	Certificate of Amendment Relating to the Designation Preferences and Rights of the Series H Automatically Converting Preferred Stock (9).

3.8	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on December 1, 2004 (12).

4.1	Specimen certificate representing shares of Common Stock of the Company (3).

10.1	Form of Indemnification Agreement between the Company and each of its Directors and Executive Officers (1).

10.2	2000 Broad Based Stock Option Plan (5).**

10.3	Revolving Loan Agreement dated as of June 6, 2008 by and between theglobe.com, inc. and Dancing Bear Investments, Inc. (10).

10.4	$500,000 Promissory Note dated June 6, 2008 (10).

10.5	Unconditional Guaranty Agreement dated June 6, 2008 (10).

10.6	Security Agreement dated June 6, 2008 (10).

10.7	Purchase Agreement dated as of June 10, 2008 by and between theglobe.com, inc., Tralliance Corporation and The Registry Management Company, LLC (11).

10.8	Earn-out Agreement dated September 29, 2008 by and between theglobe.com. inc. and Tralliance Registry Management Company, LLC (12).

10.9	Management Services Agreement dated September 29, 2008 with Dancing Bear Investments, Inc. (12).

10.10	Termination Agreement dated September 29, 2008 with Michael S. Egan (12).

10.11	Termination Agreement dated September 29, 2008 with Edward A. Cespedes (12).

10.12	Termination Agreement dated September 29, 2008 with Robin Segaul-Lebowitz (12).

10.13	Note Modification Agreement dated as of May 7, 2009 between Dancing Bear Investments, Inc. and theglobe.com, inc. (13)

10.14	Extension and Amendment of Master Services Agreement between Dancing Bear Investments, Inc. and theglobe.com, inc. dated August 9, 2010 (14).

21.	Subsidiaries

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

EXHIBIT INDEX

NO. ITEM

1.	Incorporated by reference from our registration statement on Form S-1 filed July 24, 1998 (Registration No. 333-59751).

2.	Incorporated by reference from our Form S-1/A filed September 15, 1998.

3.	Incorporated by reference from our Form S-1/A filed October 14, 1998.

4.	Incorporated by reference from our Form 10-Q for the quarter ended March 31, 2000 dated May 15, 2000.

5.	Incorporated by reference from our Form 10-K filed on March 31, 2003.

6.	Incorporated by reference from our Registration Statement on Form SB-2 filed on April 16, 2004 (Registration No. 333-114556).

7.	Incorporated by reference from our Form 8-K filed September 7, 2004.

8.	Incorporated by reference from our Form SB-2 filed April 16, 2004.

9.	Incorporated by reference from our Form 8-K filed on December 2, 2004.

10.	Incorporated by reference from our Form 8-K filed on June 11, 2008.

11.	Incorporated by reference from our Form 8-K filed on June 13, 2008.

12.	Incorporated by reference from our Form 8-K filed on October 3, 2008.

13.	Incorporated by reference from our Form 10-Q filed on May 8, 2009.

14.	Incorporated by reference from our Form 10-Q for the quarter ended June 30, 2010 filed on August 10, 2010.

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

theglobe.com, inc.

Dated: March 26, 2015	By:	/s/ Michael S. Egan
Michael S. Egan
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Edward A. Cespedes
Edward A. Cespedes
President, Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Michael S. Egan	March 26, 2015
Michael S. Egan
Chairman, Director

/s/ Edward A. Cespedes	March 26, 2015
Edward A. Cespedes
Director

/s/ Robin Lebowitz	March 26, 2015
Robin Lebowitz
Director

EXHIBIT INDEX

NO. ITEM

(a).	List of all documents filed as part of this report.

(1)	Financial statements are listed in the index to the consolidated financial statements on page F-1 of this Report.

(2)	No financial statement schedules are included because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

(3)	Exhibit Index

3.1	Form of Fourth Amended and Restated Certificate of Incorporation of the Company (2).

3.2	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation (10).

3.3	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 29, 2003 (10).

3.4	Certificate relating to Previously Outstanding Series of Preferred Stock and Relating to the Designation, Preferences and Rights of the Series F Preferred Stock (7).

3.5	Certificate of Amendment Relating to the Designation Preferences and Rights of the Junior Participating Preferred Stock (8).

3.6	Form of By-Laws of the Company (10).

3.7	Certificate of Amendment Relating to the Designation Preferences and Rights of the Series H Automatically Converting Preferred Stock (9).

3.8	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on December 1, 2004 (12).

4.1	Specimen certificate representing shares of Common Stock of the Company (3).

10.1	Form of Indemnification Agreement between the Company and each of its Directors and Executive Officers (1).

10.2	2000 Broad Based Stock Option Plan (5).**

10.3	Revolving Loan Agreement dated as of June 6, 2008 by and between theglobe.com, inc. and Dancing Bear Investments, Inc. (10).

10.4	$500,000 Promissory Note dated June 6, 2008 (10).

10.5	Unconditional Guaranty Agreement dated June 6, 2008 (10).

10.6	Security Agreement dated June 6, 2008 (10).

10.7	Purchase Agreement dated as of June 10, 2008 by and between theglobe.com, inc., Tralliance Corporation and The Registry Management Company, LLC (11).

10.8	Earn-out Agreement dated September 29, 2008 by and between theglobe.com. inc. and Tralliance Registry Management Company, LLC (12).

10.9	Management Services Agreement dated September 29, 2008 with Dancing Bear Investments, Inc. (12).

10.10	Termination Agreement dated September 29, 2008 with Michael S. Egan (12).

10.11	Termination Agreement dated September 29, 2008 with Edward A. Cespedes (12).

10.12	Termination Agreement dated September 29, 2008 with Robin Segaul-Lebowitz (12).

10.13	Note Modification Agreement dated as of May 7, 2009 between Dancing Bear Investments, Inc. and theglobe.com, inc. (13)

10.14	Extension and Amendment of Master Services Agreement between Dancing Bear Investments, Inc. and theglobe.com, inc. dated August 9, 2010 (14).

21.	Subsidiaries

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

EXHIBIT INDEX

NO. ITEM

1.	Incorporated by reference from our registration statement on Form S-1 filed July 24, 1998 (Registration No. 333-59751).

2.	Incorporated by reference from our Form S-1/A filed September 15, 1998.

3.	Incorporated by reference from our Form S-1/A filed October 14, 1998.

4.	Incorporated by reference from our Form 10-Q for the quarter ended March 31, 2000 dated May 15, 2000.

5.	Incorporated by reference from our Form 10-K filed on March 31, 2003.

6.	Incorporated by reference from our Registration Statement on Form SB-2 filed on April 16, 2004 (Registration No. 333-114556).

7.	Incorporated by reference from our Form 8-K filed September 7, 2004.

8.	Incorporated by reference from our Form SB-2 filed April 16, 2004.

9.	Incorporated by reference from our Form 8-K filed on December 2, 2004.

10.	Incorporated by reference from our Form 8-K filed on June 11, 2008.

11.	Incorporated by reference from our Form 8-K filed on June 13, 2008.

12.	Incorporated by reference from our Form 8-K filed on October 3, 2008.

13.	Incorporated by reference from our Form 10-Q filed on May 8, 2009.

14.	Incorporated by reference from our Form 10-Q for the quarter ended June 30, 2010 filed on August 10, 2010.

* Confidential portions of this exhibit have been omitted and filed separately with the Commission pursuant to a request for confidential treatment.

** Management contract or compensatory plan or arrangement.

