Form 10-Q
period 2015-03-31
THEGLOBE COM INC
filed 2015-05-08
CIK 1066684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes ☒   No ☐

The number of shares outstanding of the Registrant's Common Stock, $.001 par value (the "Common Stock") as of May 1, 2015 was 441,484,838.

THEGLOBE.COM, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THEGLOBE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2015	2014
	(UNAUDITED)
ASSETS
Current Assets:
Cash	$64,303	$53
Prepaid expenses	5,441	4,997

Total current assets	$69,744	$5,050

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable to related party	$349,570	$289,570
Accounts payable	—	225
Accrued compensation due to related parties	130,769	130,769
Accrued expenses and other current liabilities	13,100	26,200
Accrued interest due to related party	335,563	323,234
Notes payable due to related party	500,000	500,000
Net liabilities of discontinued operations	60,935	75,935

Total current liabilities	1,389,937	1,345,933

Stockholders' Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 441,484,838 issued and outstanding at March 31, 2015 and December 31, 2014	441,485	441,485

Additional paid-in capital	294,301,845	294,301,845
Accumulated deficit	(296,063,523)	(296,084,213)

Total stockholders' deficit	(1,320,193)	(1,340,883)

Total liabilities and stockholders’ deficit	$69,744	$5,050

See notes to unaudited condensed consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2015	2014
	(UNAUDITED)

Net Revenue	$—	$—

Operating Expenses:
General and administrative	19,256	25,278
Related party transactions	60,000	60,000
	79,256	85,278

Operating Loss from Continuing Operations	(79,256)	(85,278)
Other Income (Expense), net:
Related party interest expense	(12,329)	(12,329)
Related party other income	112,500	106,250
	100,171	93,921

Income from Continuing Operations
Before Income Tax	20,915	8,643
Income Tax Provision	—	—
Income from Continuing Operations	20,915	8,643

Discontinued Operations, net of tax	(225)	(125)

Net Income	$20,690	$8,518
Income Per Share -
Basic and Diluted:
Continuing Operations	$—	$—
Discontinued Operations	$—	$—

Weighted Average Common Shares Outstanding	441,484,838	441,484,838

See notes to unaudited condensed consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2015	2014
	(UNAUDITED)
Cash Flows from Operating Activities:
Net income	$20,690	$8,518
Add back: loss from discontinued operations	225	125
Net income from continuing operations	20,915	8,643

Adjustments to reconcile net income from continuing operations to net cash flows from operating activities

Changes in operating assets and liabilities
Prepaid and other current assets	(444)	(480)
Accounts payable to related party	60,000	(18,250)
Accounts payable	(225)	1,620
Accrued expenses and other current liabilities	(13,100)	11,100
Accrued interest due to related party	12,329	12,328

Net cash flows from operating activities of continuing operations	79,475	14,961
Net cash flows from operating activities of discontinued operations	(15,225)	(15,125)
Net cash flows from operating activities	(64,250)	(164)

Net Increase (Decrease) in Cash	64,250	(164)
Cash at beginning of period	53	904
Cash at end of period	$64,303	$740

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

UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The unaudited interim condensed consolidated financial statements of the Company as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed consolidated financial statements.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2015 and the results of its operations and its cash flows for the three months ended March 31, 2015 and 2014. The results of operations and cash flows for such periods are not necessarily indicative of results expected for the full year or for any future period.

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

Due to the anti-dilutive effect of potentially dilutive securities or common stock equivalents that could be issued, such securities were excluded from the diluted net loss per common share calculation for all periods presented. Such potentially dilutive securities and common stock equivalents consisted of the following for the periods ended March 31:

	2015	2014
Options to purchase common stock	4,000,000	4,000,000
Common shares issuable upon exercise of warrants	—	—
Total	4,000,000	4,000,000

RECENT ACCOUNTING PRONOUNCEMENTS

Management has determined that all recently issued accounting pronouncements will not have a material impact on the Company’s financial statements or do not apply to the Company’s operations.

(2) LIQUIDITY AND GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. However, for the reasons described below, Company management does not believe that cash on hand and cash flow generated internally by the Company will be adequate to fund its limited overhead and other cash requirements beyond a short period of time. These reasons raise substantial doubt about the Company’s ability to continue as a going concern.

Since 2008, the Company was able to continue operating as a going concern due principally to funding of $500,000 received during 2008 under a Revolving Loan Agreement with an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer and total proceeds of approximately $2,400,000 received during 2009 through the first quarter of 2015 under an Earn-out Agreement with an entity also controlled by Mr. Egan, as well as the forbearance of its creditors. The Earn-out period expires on May 5, 2015, with the final pro-rated payment of approximately $37,000 expected to be received no later than May 15, 2015.

At March 31, 2015, the Company had a net working capital deficit of approximately $1,320,000.  Such working capital deficit included (i) a total of approximately $836,000 in principal and accrued interest owed under the aforementioned Revolving Loan Agreement; (ii) a total of approximately $350,000 in management service fees owed under a Master Services Agreement to an entity controlled by Mr. Egan; (iii) a total of approximately $131,000 of accrued officer compensation due primarily to Mr. Egan, and (iv) an aggregate of approximately $74,000 in other unsecured accounts payable and accrued expenses owed to non-related parties (of which approximately $61,000 relates to liabilities of our VoIP telephony service discontinued business).

During the fourth quarter of 2014, the Company derecognized approximately $84,000 of old accrued expenses related to its former Tralliance business (including $33,000 of disputed liabilities) based upon the belief that the statute of limitations applicable to enforcement of such liabilities had lapsed. During the fourth quarter of 2013, the Company derecognized approximately $296,000 of old liabilities of its former Tralliance business, including approximately $170,000 of disputed accounts payable owed to 2 former vendors and accrued expenses totaling approximately $126,000, based upon the belief that the statute of limitations applicable to enforcement of such liabilities had lapsed. As more fully described in Note 3, “Discontinued Operations,” the Company derecognized approximately $1,354,000 of old liabilities of its former VoIP telephony service business, including approximately $1,000,000 of disputed liabilities, during the fourth quarter of 2012 based upon our belief that the statute of limitations applicable to enforcement of such liabilities has lapsed. There can be no assurance that the holders of derecognized account payables will agree with our application of statutes of limitation to time bar claims related to such payables nor seek to assert a basis to toll or suspend the running of the otherwise applicable statutes of limitation.

As discussed previously, on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229,000,000 shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6,400,000). However, the Company continues to be obligated to repay its principal borrowings totaling $500,000, plus accrued interest at the rate of 10% per annum (approximately $336,000 as of March 31, 2015), due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement. All unpaid borrowings under the Revolving Loan Agreement, as amended on May 7, 2009, including accrued interest, are due and payable by the Company in one lump sum on the earlier of (i) five business days following demand for payment, which demand can be made at anytime, or (ii) the occurrence of an event of default as defined in the Revolving Loan Agreement. The Company currently has no ability to repay this loan should a demand for payment be made by the noteholder.  All borrowings under the Revolving Loan Agreement are secured by a pledge of all of the assets of the Company and its subsidiaries. Immediately after giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan beneficially owned approximately 76% of the Company’s Common Stock and continues to beneficially own such amount at March 31, 2015.

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

MANAGEMENT’S PLANS

On a short term liquidity basis, the Company must be successful in collecting the final pro-rated quarterly Earn-out payment contractually due from Tralliance Registry Management on a timely basis (final minimum Earn-out payment of approximately $37,000 due in May 2015) and must receive the continued indulgence of substantially all of its creditors, primarily including the continued forbearance of Mr. Egan and related entities in making demand for payment for amounts outstanding under the Revolving Loan Agreement and the Master Services Agreement, in order to continue as a going concern.

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

During the fourth quarter of 2012, the Company re-evaluated all remaining liabilities of its VoIP telephony services business in light of the passage of time and applicable state statute of limitation laws. Based upon this re-evaluation, the Company derecognized accounts payable liabilities related to six (6) former telecommunication vendors totaling approximately $1,354,000, including the disputed liabilities of approximately $1,000,000 discussed earlier, from its balance sheet at December 31, 2012. At March 31, 2015 and December 31, 2014, “Liabilities of Discontinued Operations” consists of a non-disputed accounts payable to one former VoIP telephony services business vendor that the Company intends to pay over the next year on a monthly installment basis.

(4) STOCK OPTION PLANS

We have several stock option plans under which nonqualified stock options were granted to officers, directors, other employees, consultants and advisors of the Company. In general, options granted under the Company’s stock option plans expire after a ten-year period and generally vest no later than three years from the date of grant. As of March 31, 2015, there were no shares available for grant under the Company’s stock option plans.

There were no stock option grants or exercises during each of the three months ended March 31, 2015 and 2014.

Stock option activity during the three months ended March 31, 2015 was as follows:

	Total Options	Weighted Average Exercise Price
Outstanding at December 31, 2014	4,000,000	$0.12
Granted	—
Exercised	—
Expired	—	—
Outstanding at March 31, 2015	4,000,000	$0.12
Options exercisable at March 31, 2015	4,000,000	$0.12

Each of the weighted-average remaining contractual terms of stock options outstanding and stock options exercisable at March 31, 2015 were 0.3 years. The aggregate intrinsic value of both options outstanding and stock options exercisable at March 31, 2015 was $0.

Stock compensation cost is recognized on a straight-line basis over the vesting period. At March 31, 2015, there was no unrecognized compensation expense related to unvested stock options.

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

(5)   RELATED PARTY TRANSACTIONS

On June 6, 2008, the Company entered into a Revolving Loan Agreement with Dancing Bear Investments, Inc. (“Dancing Bear”), pursuant to which Dancing Bear may loan up to $500,000 to the Company on a revolving basis (the “Credit Line”).   Dancing Bear is an entity controlled by Michael S. Egan, the Company’s Chairman and Chief Executive Officer.  During 2008 the Company made borrowings totaling the full amount of the $500,000 Credit Line.  At March 31, 2015, outstanding principal and accrued interest under the Credit Line totaled $500,000 and $336,000, respectively.  During both the three months ended March 31, 2015 and 2014, interest expense related to the Credit Line of $12,329 was recorded.  All borrowings under the Credit Line, including accrued interest on borrowed funds at the rate of 10% per annum, were initially due and payable in one lump sum on the first anniversary of the Credit Line, or June 6, 2009, or sooner upon the occurrence of an event of default under the loan documentation.  On May 7, 2009, such repayment terms were amended so as to require the Company to repay any or all amounts due under the Credit Line in one lump sum on the earlier of (i) five business days following any demand for payment that is made on or after June 6, 2009, or (ii) the occurrence of an event of default as defined in the Revolving Credit Agreement.

During the three months ended March 31, 2015 and 2014, the Company received minimum Earn-out installment payments totaling $112,500 and $106,250, respectively, from Tralliance Registry Management Company LLC (“Tralliance Registry Management”) under an Earn-out Agreement entered into on September 29, 2008 by and between Tralliance Registry Management and the Company.  Tralliance Registry Management is an entity controlled by Michael S. Egan, and each of our two remaining executive officers and Board members, Edward A. Cespedes, our President, and Robin S. Lebowitz, our Vice President of Finance, who own a minority interest in The Registry Management Company, LLC, the parent company of Tralliance Registry Management.

During the three months ended March 31, 2015 and 2014, the Company paid management services fees totaling $0 and $78,000, respectively, to Dancing Bear under a Master Services Agreement entered into on September 29, 2008 by and between Dancing Bear and the Company.   At March 31, 2015 and December 31, 2014, a total of approximately $350,000 and $290,000, respectively, in management service fees remained unpaid and are accrued on the Company’s condensed consolidated balance sheet.

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

These statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are not required to and do not intend to update any of the forward-looking statements after the date of this Form 10-Q or to conform these statements to actual results. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-Q might not occur. Actual results, levels of activity, performance, achievements and events may vary significantly from those implied by the forward-looking statements. A description of risks that could cause our results to vary appears under "Risk Factors" and elsewhere in this Form 10-Q. The following discussion should be read together in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes thereto and the audited consolidated financial statements and notes to those statements contained in the Annual Report on Form 10-K for the year ended December 31, 2014.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO

THE THREE MONTHS ENDED MARCH 31, 2014

CONTINUING OPERATIONS

NET REVENUE. Commensurate with the sale of our Tralliance business on September 29, 2008, we became a shell company. As a result, net revenue for both the three months ended March 31, 2015 and 2014 was $0.

GENERAL AND ADMINISTRATIVE. General and administrative expenses include only customary public company expenses, including accounting, legal, audit, insurance and other related public company costs. General and administrative expenses totaled approximately $19 thousand in the first quarter of 2015 as compared to approximately $25 thousand for the same quarter of the prior year.

RELATED PARTY TRANSACTIONS.  Related party transaction expense totaled $60 thousand for both the three months ended March 31, 2015 and 2014 and consisted of management services fees payable to Dancing Bear for accounting, finance, administrative and managerial support.

RELATED PARTY INTEREST EXPENSE. Related party interest expense for both the three months ended March 31, 2015 and 2014 was $12 thousand and consisted of interest due and payable to Dancing Bear under the Revolving Loan Agreement.

RELATED PARTY OTHER INCOME.  Related party other income consists of the minimum Earn-out payable quarterly by Tralliance Registry Management to the Company as further discussed in Note 5, “Related Party Transactions” in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements.  Related party other income for the three months ended March 31, 2015 was $113 thousand compared to approximately $106 thousand for the three months ended March 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ITEMS

As of March 31, 2015, we had $64,303 in cash as compared to $53 as of December 31, 2014. Net cash flows provided from operating activities of continuing operations totaled approximately $79 thousand for the three months ended March 31, 2015 compared to $15 thousand for the three months ended March 31, 2014.

A total of approximately $15 thousand in net cash flows were used in the operating activities of discontinued operations during both the three months ended March 31, 2015 and the three months ended March 31, 2014.

FUTURE AND CRITICAL NEED FOR CAPITAL

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. However, for the reasons described below, Company management does not believe that cash on hand and cash flow generated internally by the Company will be adequate to fund its limited overhead and other cash requirements beyond a short period of time. These reasons raise substantial doubt about the Company’s ability to continue as a going concern.

Since 2008, the Company was able to continue operating as a going concern due principally to funding of $500 thousand received during 2008 under a Revolving Loan Agreement with an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer and total proceeds of approximately $2.4 million received during 2009 through the first quarter of 2015 under an Earn-out Agreement with an entity also controlled by Mr. Egan, as well as the forbearance of its creditors. The Earn-out period expires on May 5, 2015, with the final pro-rated payment of approximately $37 thousand expected to be received no later than May 15, 2015.

At March 31, 2015, the Company had a net working capital deficit of approximately $1.32 million.  Such working capital deficit included (i) a total of approximately $836 thousand in principal and accrued interest owed under the aforementioned Revolving Loan Agreement; (ii) a total of approximately $350 thousand in management service fees owed under a Master Services Agreement to an entity controlled by Mr. Egan; (iii) a total of approximately $131 thousand of accrued officer compensation due primarily to Mr. Egan, and (iv) an aggregate of approximately $74 thousand in other unsecured accounts payable and accrued expenses owed to non-related parties (of which approximately $61 thousand relates to liabilities of our VoIP telephony service discontinued business).

During the fourth quarter of 2014, the Company derecognized approximately $84 thousand of old accrued expenses related to its former Tralliance business (including $33 thousand of disputed liabilities) based upon the belief that the statute of limitations applicable to enforcement of such liabilities had lapsed. During the fourth quarter of 2013, the Company derecognized approximately $296 thousand of old liabilities of its former Tralliance business, including approximately $170 thousand of disputed accounts payable owed to 2 former vendors and accrued expenses totaling approximately $126 thousand, based upon the belief that the statute of limitations applicable to enforcement of such liabilities had lapsed. As more fully described in Note 3, “Discontinued Operations,” the Company derecognized approximately $1.354 million of old liabilities of its former VoIP telephony service business, including approximately $1 million of disputed liabilities, during the fourth quarter of 2012 based upon our belief that the statute of limitations applicable to enforcement of such liabilities has lapsed. There can be no assurance that the holders of derecognized account payables will agree with our application of statutes of limitation to time bar claims related to such payables nor seek to assert a basis to toll or suspend the running of the otherwise applicable statutes of limitation.

As discussed previously, on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229 million shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6.4 million). However, the Company continues to be obligated to repay its principal borrowings totaling $500 thousand, plus accrued interest at the rate of 10% per annum (approximately $336 thousand as of March 31, 2015), due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement. All unpaid borrowings under the Revolving Loan Agreement, as amended on May 7, 2009, including accrued interest, are due and payable by the Company in one lump sum on the earlier of (i) five business days following demand for payment, which demand can be made at anytime, or (ii) the occurrence of an event of default as defined in the Revolving Loan Agreement. The Company currently has no ability to repay this loan should a demand for payment be made by the noteholder.  All borrowings under the Revolving Loan Agreement are secured by a pledge of all of the assets of the Company and its subsidiaries. Immediately after giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan beneficially owned approximately 76% of the Company’s Common Stock and continues to beneficially own such amount at March 31, 2015.

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

On a short term liquidity basis, the Company must be successful in collecting the final pro-rated quarterly Earn-out payment contractually due from Tralliance Registry Management on a timely basis ( final minimum Earn-out payment of approximately $37,000 due in May 2015) and must receive the continued indulgence of substantially all of its creditors, primarily including the continued forbearance of Mr. Egan and related entities in making demand for payment for amounts outstanding under the Revolving Loan Agreement and the Master Services Agreement, in order to continue as a going concern.

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

EFFECTS OF INFLATION

Management believes that inflation has not had a significant effect on our results of operations during 2015 and 2014.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, and have determined there to be no reportable changes.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to the other information in this report, the following factors should be carefully considered in evaluating our business and prospects.

RISKS RELATING TO OUR BUSINESS GENERALLY

WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. However, for the reasons described below, Company management does not believe that cash on hand and cash flow generated internally by the Company will be adequate to fund its limited overhead and other cash requirements beyond a short period of time. These reasons raise substantial doubt about the Company’s ability to continue as a going concern.

Since 2008, the Company was able to continue operating as a going concern due principally to funding of $500 thousand received during 2008 under a Revolving Loan Agreement with an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer and total proceeds of approximately $2.4 million received during 2009 through the first quarter of 2015 under an Earn-out Agreement with an entity also controlled by Mr. Egan, as well as the forbearance of its creditors. The Earn-out period expires on May 5, 2015, with the final pro-rated payment of approximately $37 thousand expected to be received no later than May 15, 2015.

At March 31, 2015, the Company had a net working capital deficit of approximately $1.32 million.  Such working capital deficit included (i) a total of approximately $836 thousand in principal and accrued interest owed under the aforementioned Revolving Loan Agreement; (ii) a total of approximately $350 thousand in management service fees owed under a Master Services Agreement to an entity controlled by Mr. Egan; (iii) a total of approximately $131 thousand of accrued officer compensation due primarily to Mr. Egan, and (iv) an aggregate of approximately $74 thousand in other unsecured accounts payable and accrued expenses owed to non-related parties (of which approximately $61 thousand relates to liabilities of our VoIP telephony service discontinued business).

During the fourth quarter of 2014, the Company derecognized approximately $84 thousand of old accrued expenses related to its former Tralliance business (including $33 thousand of disputed liabilities) based upon the belief that the statute of limitations applicable to enforcement of such liabilities had lapsed. During the fourth quarter of 2013, the Company derecognized approximately $296 thousand of old liabilities of its former Tralliance business, including approximately $170 thousand of disputed accounts payable owed to 2 former vendors and accrued expenses totaling approximately $126 thousand, based upon the belief that the statute of limitations applicable to enforcement of such liabilities had lapsed. As more fully described in Note 3, “Discontinued Operations,” the Company derecognized approximately $1.354 million of old liabilities of its former VoIP telephony service business, including approximately $1 million of disputed liabilities, during the fourth quarter of 2012 based upon our belief that the statute of limitations applicable to enforcement of such liabilities has lapsed. There can be no assurance that the holders of derecognized account payables will agree with our application of statutes of limitation to time bar claims related to such payables nor seek to assert a basis to toll or suspend the running of the otherwise applicable statutes of limitation.

As discussed previously, on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229 million shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6.4 million). However, the Company continues to be obligated to repay its principal borrowings totaling $500 thousand, plus accrued interest at the rate of 10% per annum (approximately $336 thousand as of March 31, 2015), due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement. All unpaid borrowings under the Revolving Loan Agreement, as amended on May 7, 2009, including accrued interest, are due and payable by the Company in one lump sum on the earlier of (i) five business days following demand for payment, which demand can be made at anytime, or (ii) the occurrence of an event of default as defined in the Revolving Loan Agreement. The Company currently has no ability to repay this loan should a demand for payment be made by the noteholder.  All borrowings under the Revolving Loan Agreement are secured by a pledge of all of the assets of the Company and its subsidiaries. Immediately after giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan beneficially owned approximately 76% of the Company’s Common Stock and continues to beneficially own such amount at March 31, 2015.

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

On a short term liquidity basis, the Company must be successful in collecting the final pro-rated quarterly Earn-out payment contractually due from Tralliance Registry Management on a timely basis ( final minimum Earn-out payment of approximately $37,000 due in May 2015) and must receive the continued indulgence of substantially all of its creditors, primarily including the continued forbearance of Mr. Egan and related entities in making demand for payment for amounts outstanding under the Revolving Loan Agreement and the Master Services Agreement, in order to continue as a going concern.

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

RISKS RELATING TO OUR COMMON STOCK

WE ARE CONTROLLED BY OUR CHAIRMAN.

On September 29, 2008, in connection with the sale of Tralliance, the Company issued 229 million shares of its Common Stock to Registry Management, an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer. Previously on June 10, 2008, Dancing Bear Investments, Inc., also an entity controlled by Mr. Egan, converted an aggregate of $400 thousand of outstanding convertible secured promissory notes due to them by the Company into 40 million shares of our Common Stock. As a result of the issuance of the 269 million shares under the transactions described above, Mr. Egan’s beneficial ownership increased to approximately 76% of the Company’s Common Stock and he continues to own such amount at March 31, 2015. Accordingly, Mr. Egan is now in a position to control the vote on all corporate actions in the future.

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

theglobe.com, inc.

Dated : May 8, 2015	By:	/s/ Michael S. Egan
Michael S. Egan
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Edward A. Cespedes
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

