Form 10-Q
period 2015-06-30
THEGLOBE COM INC
filed 2015-08-07
CIK 1066684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes ☒   No ☐

The number of shares outstanding of the Registrant's Common Stock, $.001 par value (the "Common Stock") as of August 3, 2015 was 441,484,838.

THEGLOBE.COM, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THEGLOBE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2015	2014
	(UNAUDITED)
ASSETS
Current Assets:
Cash and cash equivalents	$61,817	$53
Prepaid expenses	5,886	4,997

Total current assets	$67,703	$5,050

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable to related party	$409,570	$289,570
Accounts payable	—	225
Accrued compensation due to related parties	130,769	130,769
Accrued expenses and other current liabilities	19,050	26,200
Accrued interest due to related party	348,029	323,234
Notes payable due to related party	500,000	500,000
Net liabilities of discontinued operations	—	75,935

Total current liabilities	1,407,418	1,345,933

Stockholders' Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 441,484,838 issued and outstanding at June 30, 2015 and December 31, 2014	441,485	441,485

Additional paid-in capital	294,301,845	294,301,845
Accumulated deficit	(296,083,045)	(296,084,213)

Total stockholders' deficit	(1,339,715)	(1,340,883)

Total liabilities and stockholders’ deficit	$67,703	$5,050

See notes to unaudited condensed consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(UNAUDITED)		(UNAUDITED)

Net Revenue	$—	$—	$—	$—

Operating Expenses:
General and administrative	24,966	18,543	44,222	43,821
Related party transactions	60,000	60,000	120,000	120,000
	84,966	78,543	164,222	163,821

Operating Loss from Continuing Operations	(84,966)	(78,543)	(164,222)	(163,821)

Other Income (Expense), net:
Related party interest expense	(12,466)	(12,465)	(24,795)	(24,794)
Related party other income	37,125	106,250	149,625	212,500
	24,659	93,785	124,830	187,706

Income (loss) from Continuing Operations Before Income Tax	(60,307)	15,242	(39,392)	23,885

Income Tax Provision	—	—	—	—
Income (loss) from Continuing Operations	(60,307)	15,242	(39,392)	23,885

Discontinued Operations, net of tax:	40,785	(150)	40,560	(275)

Net Income (loss)	$(19,522)	$15,092	$1,168	$23,610

Income (loss) Per Share:
Basic and Diluted:
Continuing Operations	$—	$—	$—	$—

Discontinued Operations	$—	$—	$—	$—

Weighted Average Common Shares Outstanding	441,484,838	441,484,838	441,484,838	441,484,838

See notes to unaudited condensed consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2015	2014
	(UNAUDITED)
Cash Flows from Operating Activities:
Net income	$1,168	$23,610
Add back: (income) loss from discontinued operations	(40,560)	275
Net income (loss) from continuing operations	(39,392)	23,885

Adjustments to reconcile net income (loss) from continuing operations to net cash flows from operating activities

Changes in operating assets and liabilities
Prepaid and other current assets	(889)	(962)
Accounts payable	(225)	—
Accounts payable to related parties	120,000	(10,500)
Accrued expenses and other current liabilities	(7,150)	(6,900)
Accrued interest due to related party	24,795	24,794

Net cash flows from operating activities of continuing operations	97,139	30,317
Net cash flows from operating activities of discontinued operations	(35,375)	(30,275)
Net cash flows from operating activities	61,764	42

Net Increase in Cash and Cash Equivalents	61,764	42
Cash and Cash Equivalents, at beginning of period	53	904
Cash and Cash Equivalents, at end of period	$61,817	$946

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

UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The unaudited interim condensed consolidated financial statements of the Company as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed consolidated financial statements.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2015 and the results of its operations and its cash flows for the three and six months ended June 30, 2015 and 2014. The results of operations and cash flows for such periods are not necessarily indicative of results expected for the full year or for any future period.

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

	2015	2014
Options to purchase common stock	100,000	4,000,000

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

Since 2008, the Company was able to continue operating as a going concern due principally to funding of $500,000 received during 2008 under a Revolving Loan Agreement with an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer and total proceeds of approximately $2,437,000 received during 2009 through the second quarter of 2015 under an Earn-out Agreement with an entity also controlled by Mr. Egan, as well as the forbearance of its creditors. The Earn-out period expired on May 5, 2015, with the final pro-rated payment of approximately $37,000 received by the Company in May 2015.

At June 30, 2015, the Company had a net working capital deficit of approximately $1,340,000.  Such working capital deficit included (i) a total of approximately $848,000 in principal and accrued interest owed under the aforementioned Revolving Loan Agreement; (ii) a total of approximately $410,000 in management service fees owed under a Master Services Agreement to an entity controlled by Mr. Egan; (iii) a total of approximately $131,000 of accrued officer compensation due primarily to Mr. Egan, and (iv) an aggregate of approximately $19,000 in other unsecured accounts payable and accrued expenses owed to non-related parties.

During the second quarter of 2015, a former VoIP telephony service vendor agreed to forgive the remaining accounts payable balance of approximately $40,900 owed by the Company to such vendor. Accordingly, such amount was written off the balance sheet and a corresponding gain on forgiveness of debt is included within Discontinued Operations for both the three and six month periods ended June 30, 2015.

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

As discussed previously, on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229,000,000 shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6,400,000). However, the Company continues to be obligated to repay its principal borrowings totaling $500,000, plus accrued interest at the rate of 10% per annum (approximately $348,000 as of June 30, 2015), due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement. All unpaid borrowings under the Revolving Loan Agreement, as amended on May 7, 2009, including accrued interest, are due and payable by the Company in one lump sum on the earlier of (i) five business days following demand for payment, which demand can be made at anytime, or (ii) the occurrence of an event of default as defined in the Revolving Loan Agreement. The Company currently has no ability to repay this loan should a demand for payment be made by the note holder.  All borrowings under the Revolving Loan Agreement are secured by a pledge of all of the assets of the Company and its subsidiaries. Immediately after giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan beneficially owned approximately 76% of the Company’s Common Stock and continues to beneficially own such amount at June 30, 2015.

As additional consideration under the Purchase Transaction, Tralliance Registry Management was obligated to pay an earn-out to theglobe equal to 10% (subject to certain minimums) of Tralliance Registry Management’s net revenue (as defined) derived from “.travel” names registered by Tralliance Registry Management from September 29, 2008 through May 5, 2015 (the “Earn-out”). The minimum Earn-out payable by Tralliance Registry Management to theglobe was $300,000 in the first year of the Earn-Out, increasing by $25,000 in each subsequent year (pro-rated for the final year of the Earn-out). As discussed earlier, the final Earn-out payment of approximately $37,000 was made in May 2015 and the Earn-Out Agreement has now expired.

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

MANAGEMENT’S PLANS

On a short term liquidity basis, the Company must receive the continued indulgence of its primary creditor, Mr. Egan, including the continued forbearance of Mr. Egan and related entities in making demand for payment for amounts outstanding under the Revolving Loan Agreement and the Master Services Agreement, in order to continue as a going concern. It is the Company’s preference to avoid filing for protection under the U.S. Bankruptcy Code. However, based upon the Company’s current financial condition as discussed above and recognizing that the Earn-out Agreement with Tralliance Registry Management expired on May 5, 2015, management believes that additional debt or equity capital will need to be raised in order for theglobe to continue to operate as a going concern on a long-term basis. Any such capital would likely come from Mr. Egan, as the Company currently has no access to credit facilities and has traditionally relied on borrowings from related parties to meet short-term liquidity needs. Any such capital would likely result in very substantial dilution in the number of outstanding shares of the Company’s Common Stock. Given theglobe’s current financial condition, it has no intent to seek to acquire or start any new businesses. Management is exploring options related to the future of theglobe at the present time.

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

During the fourth quarter of 2012, the Company re-evaluated all remaining liabilities of its VoIP telephony services business in light of the passage of time and applicable state statute of limitation laws. Based upon this re-evaluation, the Company derecognized accounts payable liabilities related to six (6) former telecommunication vendors totaling approximately $1,354,000, including the disputed liabilities of approximately $1,000,000 discussed earlier, from its balance sheet at December 31, 2012. As previously discussed in Note 2, Liquidity and Going Concern Considerations, a former VoIP telephony services vendor agreed to forgive its remaining accounts payable balance of approximately $40,900 during the second quarter of 2015. Accordingly, there are no Discontinued Operations liabilities at June 30, 2015.

(4) STOCK OPTION PLANS

We have several stock option plans under which nonqualified stock options were granted to officers, directors, other employees, consultants and advisors of the Company. In general, options granted under the Company’s stock option plans expire after a ten-year period and generally vest no later than three years from the date of grant. As of June 30, 2015, there were no shares available for grant under the Company’s stock option plans.

There were no stock option grants or exercises during each of the six months ended June 30, 2015 and 2014.

 Stock option activity during the six months ended June 30, 2015 was as follows:

	Total Options	Weighted Average Exercise Price
Outstanding at December 31, 2014	4,000,000	$0.14
Granted	—
Exercised	—
Expired	3,900,000	—
Outstanding at June 30, 2015	100,000	$0.14
Options exercisable at June 30, 2015	100,000	$0.14

Each of the weighted-average remaining contractual terms of stock options outstanding and stock options exercisable at June 30, 2015 were 1.1 years. The aggregate intrinsic value of both options outstanding and stock options exercisable at June 30, 2015 was $0.

Stock compensation cost is recognized on a straight-line basis over the vesting period. At June 30, 2015, there was no unrecognized compensation expense related to unvested stock options.

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

(5)   RELATED PARTY TRANSACTIONS

On June 6, 2008, the Company entered into a Revolving Loan Agreement with Dancing Bear Investments, Inc. (“Dancing Bear”), pursuant to which Dancing Bear may loan up to $500,000 to the Company on a revolving basis (the “Credit Line”).   Dancing Bear is an entity controlled by Michael S. Egan, the Company’s Chairman and Chief Executive Officer.  During 2008 the Company made borrowings totaling the full amount of the $500,000 Credit Line.  At June 30, 2015, outstanding principal and accrued interest under the Credit Line totaled $500,000 and $348,000, respectively.  During both the six months ended June 30, 2015 and 2014, interest expense related to the Credit Line of approximately $25,000 was recorded.  All borrowings under the Credit Line, including accrued interest on borrowed funds at the rate of 10% per annum, were initially due and payable in one lump sum on the first anniversary of the Credit Line, or June 6, 2009, or sooner upon the occurrence of an event of default under the loan documentation.  On May 7, 2009, such repayment terms were amended so as to require the Company to repay any or all amounts due under the Credit Line in one lump sum on the earlier of (i) five business days following any demand for payment that is made on or after June 6, 2009, or (ii) the occurrence of an event of default as defined in the Revolving Credit Agreement.

During the six months ended June 30, 2015 and 2014, the Company received minimum Earn-out installment payments totaling $149,625 and $212,500, respectively, from Tralliance Registry Management Company LLC (“Tralliance Registry Management”) under an Earn-out Agreement entered into on September 29, 2008 by and between Tralliance Registry Management and the Company.  Tralliance Registry Management is an entity controlled by Michael S. Egan, and each of our two remaining executive officers and Board members, Edward A. Cespedes, our President, and Robin S. Lebowitz, our Vice President of Finance, who own a minority interest in The Registry Management Company, LLC, the parent company of Tralliance Registry Management. The Earn-out Agreement expired on May 5, 2015.

During the six months ended June 30, 2015 and 2014, the Company paid management services fees totaling $0 and $130,500, respectively, to Dancing Bear under a Master Services Agreement entered into on September 29, 2008 by and between Dancing Bear and the Company. Related party transaction expense of $120,000 was recorded for both the six month period ended June 30, 2015 and June 30, 2014 in connection with the Master Services Agreement.   At June 30, 2015, a total of approximately $410,000 in management service fees remains unpaid and is accrued on the Company’s condensed consolidated balance sheet.

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

In March 2007, management and the Board of Directors of the Company made the decision to cease all activities related to its VoIP telephony services business. Results of operations for the VoIP telephony services business have been reported separately as “Discontinued Operations” in the accompanying condensed consolidated statements of operations for all periods presented. There are no discontinued operations assets or liabilities included in the accompanying condensed consolidated balance sheets.

BASIS OF PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS; GOING CONCERN

We received a report from our independent registered public accountants, relating to our December 31, 2014 audited financial statements, containing an explanatory paragraph regarding our ability to continue as a going concern. As a shell company, management believes that theglobe will not be able to generate operating cash flows sufficient to fund its operations and pay its existing current liabilities in the foreseeable future. Based upon our current cash resources and without the infusion of additional capital and/or the continued indulgence of its creditors, management does not believe the Company can operate as a going concern beyond a short period of time.  See “Future and Critical Need for Capital” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2015 COMPARED TO

THE THREE MONTHS ENDED JUNE 30, 2014

CONTINUING OPERATIONS

NET REVENUE. Commensurate with the sale of our Tralliance business on September 29, 2008, we became a shell company. As a result, net revenue for both the three months ended June 30, 2015 and 2014 was $0.

GENERAL AND ADMINISTRATIVE. General and administrative expenses include only customary public company expenses, including accounting, legal, audit, insurance and other related public company costs. General and administrative expenses totaled approximately $25 thousand in the second quarter of 2015 as compared to approximately $19 thousand for the same quarter of the prior year.

RELATED PARTY TRANSACTIONS.  Related party transaction expense totaled $60 thousand for both the three months ended June 30, 2015 and 2014 and consisted of management services fees payable to Dancing Bear for accounting, finance, administrative and managerial support.

RELATED PARTY INTEREST EXPENSE. Related party interest expense for both the three months ended June 30, 2015 and 2014 was approximately $12 thousand and consisted of interest due and payable to Dancing Bear under the Revolving Loan Agreement.

RELATED PARTY OTHER INCOME.  Related party other income consists of the minimum Earn-out payable quarterly by Tralliance Registry Management to the Company.  Related party other income for the three months ended June 30, 2015 was approximately $37 thousand compared to approximately $106 thousand for the three months ended June 30, 2014 due to the expiration of the Earn-Out Agreement on May 5, 2015.

INCOME TAXES. No tax benefit was recorded for the losses incurred during the second quarter of 2015 or the second quarter of 2014 as we recorded a 100% valuation allowance against our otherwise recognizable deferred tax assets due to the uncertainty surrounding the timing or ultimate realization of the benefits of our net operating loss carryforwards in future periods.

SIX MONTHS ENDED JUNE 30, 2015 COMPARED TO

THE SIX MONTHS ENDED JUNE 30, 2014

CONTINUING OPERATIONS

NET REVENUE. Net revenue totaled $0 for both the six months ended June 30, 2015 and 2014.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses include only customary public company expenses, including accounting, legal, audit, insurance and other related public company costs.   General and administrative expenses totaled approximately $44 thousand for the first six months of 2015 as compared to approximately $44 thousand for the same period of 2014.

RELATED PARTY TRANSACTIONS. Related party transaction expense totaled $120 thousand for both the six months ended June 30, 2015 and 2014 and consisted of management services fees payable to Dancing Bear for accounting, finance, administrative and managerial support.

RELATED PARTY INTEREST EXPENSE. Related party interest expense for both the six months ended June 30, 2015 and 2014 was approximately $25 thousand and consisted of interest due and payable to Dancing Bear under the Revolving Loan Agreement.

RELATED PARTY OTHER INCOME.  Related party other income consists of the minimum Earn-Out payable quarterly by Tralliance Registry Management to the Company.  Related party other income for the six months ended June 30, 2015 was approximately $150 thousand compared to $213 thousand for the six months ended June 30, 2014 due to the expiration of the Earn-Out Agreement on May 5, 2015.

INCOME TAXES. No tax benefit was recorded for the losses incurred during the first half of 2015 or the first half of 2014 as we recorded a 100% valuation allowance against our otherwise recognizable deferred tax assets due to the uncertainty surrounding the timing or ultimate realization of the benefits of our net operating loss carryforwards in future periods.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ITEMS

As of June 30, 2015, we had $61,817 in cash and cash equivalents as compared to $53 as of December 31, 2014. Net cash flows provided from operating activities of continuing operations totaled approximately $97 thousand for the six months ended June 30, 2015 compared to approximately $30 thousand for the six months ended June 30, 2014.

The increase in cash and net cash flows in the current year compared to the prior year was due primarily to (i) the fact that the Company made no management service fee payments to Dancing Bear during 2015 compared to management service fee payments of approximately $131 thousand made in 2014 offset by (ii) the fact that the Company received approximately $63 thousand less in Earn-Out payments in 2015 compared to 2014 as a result of the expiration of the Earn-Out Agreement on May 5, 2015.

A total of approximately $35 thousand in net cash flows were used in the operating activities of discontinued operations during the six month period ended June 30, 2015 compared to approximately $30 thousand for the six months ended June 30, 2014.

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

Since 2008, the Company was able to continue operating as a going concern due principally to funding of $500 thousand received during 2008 under a Revolving Loan Agreement with an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer and total proceeds of approximately $2.4 million received during 2009 through the second quarter of 2015 under an Earn-out Agreement with an entity also controlled by Mr. Egan, as well as the forbearance of its creditors. The Earn-out period expired on May 5, 2015, with the final pro-rated payment of approximately $37 thousand received by the Company in May 2015.

At June 30, 2015, the Company had a net working capital deficit of approximately $1.3 million.  Such working capital deficit included (i) a total of approximately $848 thousand in principal and accrued interest owed under the aforementioned Revolving Loan Agreement; (ii) a total of approximately $410 thousand in management service fees owed under a Master Services Agreement to an entity controlled by Mr. Egan; (iii) a total of approximately $131 thousand of accrued officer compensation due primarily to Mr. Egan, and (iv) an aggregate of approximately $19 thousand in other unsecured accounts payable and accrued expenses owed to non-related parties.

During the second quarter of 2015, a former VoIP telephony service vendor agreed to forgive the remaining accounts payable balance of approximately $41 thousand owed by the Company to such vendor. Accordingly, such amount was written off the balance sheet and a corresponding gain on forgiveness of debt is included within Discontinued Operations for both the three and six month periods ended June 30, 2015.

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

As discussed previously, on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229 million shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6.4 million). However, the Company continues to be obligated to repay its principal borrowings totaling $500 thousand, plus accrued interest at the rate of 10% per annum (approximately $348 thousand as of June 30, 2015), due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement. All unpaid borrowings under the Revolving Loan Agreement, as amended on May 7, 2009, including accrued interest, are due and payable by the Company in one lump sum on the earlier of (i) five business days following demand for payment, which demand can be made at anytime, or (ii) the occurrence of an event of default as defined in the Revolving Loan Agreement. The Company currently has no ability to repay this loan should a demand for payment be made by the note holder.  All borrowings under the Revolving Loan Agreement are secured by a pledge of all of the assets of the Company and its subsidiaries. Immediately after giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan beneficially owned approximately 76% of the Company’s Common Stock and continues to beneficially own such amount at June 30, 2015.

As additional consideration under the Purchase Transaction, Tralliance Registry Management was obligated to pay an earn-out to theglobe equal to 10% (subject to certain minimums) of Tralliance Registry Management’s net revenue (as defined) derived from “.travel” names registered by Tralliance Registry Management from September 29, 2008 through May 5, 2015 (the “Earn-out”). The minimum Earn-out payable by Tralliance Registry Management to theglobe was $300 thousand in the first year of the Earn-Out, increasing by $25 thousand in each subsequent year (pro-rated for the final year of the Earn-out). As discussed earlier, the final Earn-out payment of approximately $37 thousand was made in May 2015 and the Earn-Out Agreement has now expired.

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

On a short term liquidity basis, the Company must receive the continued indulgence of its primary creditor, Mr. Egan, including the continued forbearance of Mr. Egan and related entities in making demand for payment for amounts outstanding under the Revolving Loan Agreement and the Master Services Agreement, in order to continue as a going concern. It is the Company’s preference to avoid filing for protection under the U.S. Bankruptcy Code. However, based upon the Company’s current financial condition as discussed above and recognizing that the Earn-out Agreement with Tralliance Registry Management expired on May 5, 2015, management believes that additional debt or equity capital will need to be raised in order for theglobe to continue to operate as a going concern on a long-term basis. Any such capital would likely come from Mr. Egan, as the Company currently has no access to credit facilities and has traditionally relied on borrowings from related parties to meet short-term liquidity needs. Any such capital would likely result in very substantial dilution in the number of outstanding shares of the Company’s Common Stock. Given theglobe’s current financial condition, it has no intent to seek to acquire or start any new businesses. Management is exploring options related to the future of theglobe at the present time.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, and have determined there to be no reportable changes.

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

Since 2008, the Company was able to continue operating as a going concern due principally to funding of $500 thousand received during 2008 under a Revolving Loan Agreement with an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer and total proceeds of approximately $2.4 million received during 2009 through the second quarter of 2015 under an Earn-out Agreement with an entity also controlled by Mr. Egan, as well as the forbearance of its creditors. The Earn-out period expired on May 5, 2015, with the final pro-rated payment of approximately $37 thousand received by the Company in May 2015.

At June 30, 2015, the Company had a net working capital deficit of approximately $1.3 million.  Such working capital deficit included (i) a total of approximately $848 thousand in principal and accrued interest owed under the aforementioned Revolving Loan Agreement; (ii) a total of approximately $410 thousand in management service fees owed under a Master Services Agreement to an entity controlled by Mr. Egan; (iii) a total of approximately $131 thousand of accrued officer compensation due primarily to Mr. Egan, and (iv) an aggregate of approximately $19 thousand in other unsecured accounts payable and accrued expenses owed to non-related parties.

During the second quarter of 2015, a former VoIP telephony service vendor agreed to forgive the remaining accounts payable balance of approximately $41 thousand owed by the Company to such vendor. Accordingly, such amount was written off the balance sheet and a corresponding gain on forgiveness of debt is included within Discontinued Operations for both the three and six month periods ended June 30, 2015.

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

As discussed previously, on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229 million shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6.4 million). However, the Company continues to be obligated to repay its principal borrowings totaling $500 thousand, plus accrued interest at the rate of 10% per annum (approximately $348 thousand as of June 30, 2015), due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement. All unpaid borrowings under the Revolving Loan Agreement, as amended on May 7, 2009, including accrued interest, are due and payable by the Company in one lump sum on the earlier of (i) five business days following demand for payment, which demand can be made at anytime, or (ii) the occurrence of an event of default as defined in the Revolving Loan Agreement. The Company currently has no ability to repay this loan should a demand for payment be made by the note holder.  All borrowings under the Revolving Loan Agreement are secured by a pledge of all of the assets of the Company and its subsidiaries. Immediately after giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan beneficially owned approximately 76% of the Company’s Common Stock and continues to beneficially own such amount at June 30, 2015.

As additional consideration under the Purchase Transaction, Tralliance Registry Management was obligated to pay an earn-out to theglobe equal to 10% (subject to certain minimums) of Tralliance Registry Management’s net revenue (as defined) derived from “.travel” names registered by Tralliance Registry Management from September 29, 2008 through May 5, 2015 (the “Earn-out”). The minimum Earn-out payable by Tralliance Registry Management to theglobe was $300 thousand in the first year of the Earn-Out, increasing by $25 thousand in each subsequent year (pro-rated for the final year of the Earn-out). As discussed earlier, the final Earn-out payment of approximately $37 thousand was made in May 2015 and the Earn-Out Agreement has now expired .

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

On a short term liquidity basis, the Company must receive the continued indulgence of its primary creditor, Mr. Egan, including the continued forbearance of Mr. Egan and related entities in making demand for payment for amounts outstanding under the Revolving Loan Agreement and the Master Services Agreement, in order to continue as a going concern. It is the Company’s preference to avoid filing for protection under the U.S. Bankruptcy Code. However, based upon the Company’s current financial condition as discussed above and recognizing that the Earn-out Agreement with Tralliance Registry Management expired on May 5, 2015, management believes that additional debt or equity capital will need to be raised in order for theglobe to continue to operate as a going concern on a long-term basis. Any such capital would likely come from Mr. Egan, as the Company currently has no access to credit facilities and has traditionally relied on borrowings from related parties to meet short-term liquidity needs. Any such capital would likely result in very substantial dilution in the number of outstanding shares of the Company’s Common Stock. Given theglobe’s current financial condition, it has no intent to seek to acquire or start any new businesses. Management is exploring options related to the future of theglobe at the present time.

WE MAY NOT BE SUCCESSFUL IN SETTLING DISPUTED VENDOR CHARGES.

During 2014, we derecognizded approximately $84 thousand of liabilities (including $33 thousand of disputed liabilities) related to our former Tralliance business. Additionally, during 2012, we derecognized approximately $1.354 million of old liabilities related to our former VoIP telephony services business (including approximately $1.0 million of disputed liabilities) and in 2013 we derecognized approximately $296 thousand of old liabilities related to our former Tralliance business (including $170 thousand of disputed liabilities). These liabilities were derecognized based on our belief that the applicable statute of limitations periods to bring claims to collect such liabilities have expired. There can be no assurance the vendors will not file claims and attempt to collect certain of these derecognized liabilities for which we believe the statute of limitations has lapsed. Should vendors file claims, there can be no assurance that the Company will be successful in settling the claims without significant costs, including attorney’s fees. Any adverse outcome in any of these matters could materially and adversely affect our financial position, utilize a significant portion of our cash resources and/or require additional capital to be infused into the Company, and adversely affect our ability to continue as a going concern.

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

RISKS RELATING TO OUR COMMON STOCK

WE ARE CONTROLLED BY OUR CHAIRMAN.

On September 29, 2008, in connection with the sale of Tralliance, the Company issued 229 million shares of its Common Stock to Registry Management, an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer. Previously on June 10, 2008, Dancing Bear Investments, Inc., also an entity controlled by Mr. Egan, converted an aggregate of $400 thousand of outstanding convertible secured promissory notes due to them by the Company into 40 million shares of our Common Stock. As a result of the issuance of the 269 million shares under the transactions described above, Mr. Egan’s beneficial ownership has been increased to approximately 76% of the Company’s Common Stock and he continues to own such amount at June 30, 2015. Accordingly, Mr. Egan is now in a position to control the vote on all corporate actions in the future.

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

theglobe.com, inc.

Dated : August 7, 2015	By:	/s/ Michael S. Egan
Michael S. Egan
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Edward A. Cespedes
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

