Form 10-Q
period 2015-09-30
THEGLOBE COM INC
filed 2015-11-12
CIK 1066684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes ☒  No ☐

The number of shares outstanding of the Registrant's Common Stock, $.001 par value (the "Common Stock") as of November 1, 2015 was 441,484,838.

THEGLOBE.COM, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THEGLOBE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2015	2014
	(UNAUDITED)
ASSETS
Current Assets:
Cash	$46,971	$53
Prepaid expenses	4,552	4,997

Total current assets	$51,523	$5,050

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable to related party	$469,570	$289,570
Accrued compensation due to related parties	130,769	130,769
Accounts payable	—	225
Accrued expenses and other current liabilities	25,150	26,200
Accrued interest due to related party	360,631	323,234
Notes payable due to related party	500,000	500,000
Net liabilities of discontinued operations	—	75,935

Total current liabilities	1,486,120	1,345,933

Stockholders' Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 441,484,838 issued and outstanding at September 30, 2015 and December 31, 2014	441,485	441,485

Additional paid-in capital	294,301,845	294,301,845
Accumulated deficit	(296,177,927)	(296,084,213)

Total stockholders' deficit	(1,434,597)	(1,340,883)

Total liabilities and stockholders’ deficit	$51,523	$5,050

See notes to unaudited condensed consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(UNAUDITED)		(UNAUDITED)

Net Revenue	$—	$—	$—	$—

Operating Expenses:
General and administrative	22,280	28,112	66,502	71,933
Related party transactions	60,000	60,000	180,000	180,000
	82,280	88,112	246,502	251,933

Operating Loss from Continuing Operations	(82,280)	(88,112)	(246,502)	(251,933)

Other Income (Expense), net:
Related party interest expense	(12,602)	(12,603)	(37,397)	(37,397)
Related party other income	—	106,250	149,625	318,750
	(12,602)	93,647	112,228	281,353

Income from Continuing Operations Before Income Tax	(94,882)	5,535	(134,274)	29,420

Income Tax Provision	—	—	—	—
Income from Continuing Operations	(94,882)	5,535	(134,274)	29,420

Discontinued Operations, net of tax:	—	—	40,560	(275)

Net Income	$(94,882)	$5,535	$(93,714)	$29,145

Income Per Share:
Basic and Diluted:
Continuing Operations	$—	$—	$—	$—
Discontinued Operations	$—	$—	$—	$—

Weighted Average Common Shares Outstanding	441,484,838	441,484,838	441,484,838	441,484,838

See notes to unaudited condensed consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2015	2014
	(UNAUDITED)
Cash Flows from Operating Activities:
Net income	$(93,714)	$29,145
Add back: (income) loss from discontinued operations	(40,560)	275
Net income (loss) from continuing operations	(134,274)	29,420

Adjustments to reconcile net income (loss) from continuing operations to net cash flows from operating activities

Changes in operating assets and liabilities
Prepaid and other current assets	445	(1,795)
Accounts payable to related party	180,000	(19,750)
Accounts payable	(225)	100
Accrued expenses and other current liabilities	(1,050)	(800)
Accrued interest due to related party	37,397	37,397

Net cash flows from operating activities of continuing operations	82,293	44,572
Net cash flows from operating activities of discontinued operations	(35,375)	(45,275)
Net cash flows from operating activities	46,918	(703)

Net Increase (Decrease) in Cash and Cash Equivalents	46,918	(703)
Cash and Cash Equivalents, at beginning of period	53	904
Cash and Cash Equivalents, at end of period	$46,971	$201

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

UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The unaudited interim condensed consolidated financial statements of the Company as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed consolidated financial statements.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2015 and the results of its operations for the three and nine months ended September 30, 2015 and 2014. The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period.

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

Since 2008, the Company was able to continue operating as a going concern due principally to funding of $500,000 received during 2008 under a Revolving Loan Agreement with an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer and a total of approximately $2,437,000 received during 2009 through the second quarter of 2015 under an Earn-out Agreement with an entity also controlled by Mr. Egan, as well as the forbearance of its creditors. The Earn-out period expired on May 5, 2015, with the final pro-rated payment of $37,000 received by the Company in May 2015.

At September 30, 2015, the Company had a net working capital deficit of approximately $1,435,000.  Such working capital deficit included (i) a total of approximately $861,000 in principal and accrued interest owed under the aforementioned Revolving Loan Agreement; (ii) a total of approximately $470,000 in management service fees owed under a Master Services Agreement to an entity controlled by Mr. Egan; (iii) a total of approximately $131,000 of accrued officer compensation due primarily to Mr. Egan; and (iv) an aggregate of approximately $25,000 in unsecured accounts payable and accrued expenses owed to non-related third parties.

During the second quarter of 2015, a former VoIP telephony service vendor agreed to forgive the remaining accounts payable balance of approximately $41,000 owed by the Company to such vendor. Accordingly, such amount was written off the balance sheet and a corresponding gain on forgiveness of debt is included within Discontinued Operations for the nine month period ended September 30, 2015.

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

As discussed previously, on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229,000,000 shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6,400,000). However, the Company continues to be obligated to repay its principal borrowings totaling $500,000, plus accrued interest at the rate of 10% per annum (approximately $361,000 as of September 30, 2015), due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement. All unpaid borrowings under the Revolving Loan Agreement, as amended on May 7, 2009, including accrued interest, are due and payable by the Company in one lump sum on the earlier of (i) five business days following any demand for payment, which demand can be made at any time, or (ii) the occurrence of an event of default as defined in the Revolving Loan Agreement. The Company currently has no ability to repay this loan should a demand for payment be made by the noteholder.  All borrowings under the Revolving Loan Agreement are secured by a pledge of all of the assets of the Company and its subsidiaries. Immediately after giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan beneficially owned approximately 76% of the Company’s issued and outstanding Common Stock and continues to beneficially own such amount at September 30, 2015.

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

MANAGEMENT’S PLANS

On a short term liquidity basis, the Company must receive the continued indulgence of its primary creditor, Mr. Egan, including the continued forebearance of Mr. Egan and related entities in making demand for payment for amounts outstanding under the Revolving Loan Agreement and the Master Services Agreement, in order to continue as a going concern.

It is the Company’s preference to avoid filing for protection under the U.S. Bankruptcy Code. However, based upon the Company’s current financial condition as discussed above and recognizing that the Earn-out Agreement with Tralliance Registry Management terminated on May 5, 2015, management believes that additional debt or equity capital will need to be raised in order for theglobe to continue to operate as a going concern on a long-term basis. Any such capital would likely come from Mr. Egan, as the Company currently has no access to credit facilities and has traditionally relied on borrowings from related parties to meet short-term liquidity needs. Any such capital would likely result in very substantial dilution in the number of outstanding shares of the Company’s Common Stock. Given theglobe’s current financial condition, it has no intent to seek to acquire or start any new businesses. Management is exploring options related to the future of theglobe at the present time.

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

During the fourth quarter of 2012, the Company re-evaluated all remaining liabilities of its VoIP telephony services business in light of the passage of time and applicable state statute of limitation laws. Based upon this re-evaluation, the Company derecognized accounts payable liabilities related to six (6) former telecommunication vendors totaling approximately $1,354,000, including the disputed liabilities of approximately $1,000,000 discussed earlier, from its balance sheet at December 31, 2012. As discussed earlier in Note 2, “Liquidity and Going Concern Considerations,” a former telephony services business vendor agreed to forgive its remaining account balance of approximately $41,000 during the second quarter of 2015. Accordingly, there are no Discontinued Operations liabilities at September 30, 2015.

(4) STOCK OPTION PLANS

We have several stock option plans under which nonqualified stock options were granted to officers, directors, other employees, consultants and advisors of the Company. In general, options granted under the Company’s stock option plans expire after a ten-year period and generally vest no later than three years from the date of grant. As of September 30, 2015, there were no shares available for grant under the Company’s stock option plans.

There were no stock option grants or exercises during each of the nine months ended September 30, 2015 and 2014.

Stock option activity during the nine months ended September 30, 2015 was as follows:

	Total Options	Weighted Average Exercise Price
Outstanding at December 31, 2014	4,000,000	$0.14
Granted	—
Exercised	—
Expired	3,900,000	—
Outstanding at September 30, 2015	100,000	$0.14
Options exercisable at September 30, 2015	100,000	$0.14

Each of the weighted-average remaining contractual terms of stock options outstanding and stock options exercisable at September 30, 2015 were 0.9 years. The aggregate intrinsic value of both options outstanding and stock options exercisable at September 30, 2015 was $0.

Stock compensation cost is recognized on a straight-line basis over the vesting period. At September 30, 2015, there was no unrecognized compensation expense related to unvested stock options.

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

(5)   RELATED PARTY TRANSACTIONS

On June 6, 2008, the Company entered into a Revolving Loan Agreement with Dancing Bear Investments, Inc. (“Dancing Bear”), pursuant to which Dancing Bear may loan up to $500,000 to the Company on a revolving basis (the “Credit Line”).   Dancing Bear is an entity controlled by Michael S. Egan, the Company’s Chairman and Chief Executive Officer.  During 2008 the Company made borrowings totaling the full amount of the $500,000 Credit Line.  At September 30, 2015, outstanding principal and accrued interest under the Credit Line totaled $500,000 and $360,631, respectively.  During both the nine months ended September 30, 2015 and 2014, interest expense related to the Credit Line of $37,397 was recorded.  All borrowings under the Credit Line, including accrued interest on borrowed funds at the rate of 10% per annum, were initially due and payable in one lump sum on the first anniversary of the Credit Line, or June 6, 2009, or sooner upon the occurrence of an event of default under the loan documentation.  On May 7, 2009, such repayment terms were amended so as to require the Company to repay any or all amounts due under the Credit Line in one lump sum on the earlier of (i) five business days following any demand for payment that is made on or after June 6, 2009, or (ii) the occurrence of an event of default as defined in the Revolving Credit Agreement.

During the nine months ended September 30, 2015 and 2014, the Company received minimum Earn-out installment payments from Tralliance Registry Management Company LLC (“Tralliance Registry Management”) totaling $149,625 and $318,250, respectively, under an Earn-out Agreement entered into on September 29, 2008 by and between Tralliance Registry Management and the Company. Such Earn-out payments have been recorded as related party income in our condensed consolidated statements of operations.  Tralliance Registry Management is an entity controlled by Michael S. Egan, and each of our two remaining executive officers and Board members, Edward A. Cespedes, our President, and Robin S. Lebowitz, our Vice President of Finance, who own a minority interest in The Registry Management Company, LLC, the parent company of Tralliance Registry Management.

During the nine months ended September 30, 2015 and 2014, the Company paid management services fees to Dancing Bear totaling $0 and $199,750, respectively, and recorded related party transactions expense of $180,000 and $180,000, respectively, in its condensed consolidated statement of operations, under a Master Services Agreement entered into on September 29, 2008 by and between Dancing Bear and the Company.   At September 30, 2015, a total of $469,570 in management service fees remains unpaid and is accrued on the Company’s condensed consolidated balance sheet.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO

THE THREE MONTHS ENDED SEPTEMBER 30, 2014

CONTINUING OPERATIONS

NET REVENUE. Commensurate with the sale of our Tralliance business on September 29, 2008, we became a shell company. As a result, net revenue for both the three months ended September 30, 2015 and 2014 was $0.

GENERAL AND ADMINISTRATIVE. General and administrative expenses include only customary public company expenses, including accounting, legal, audit, insurance and other related public company costs. General and administrative expenses totaled approximately $22 thousand in the third quarter of 2015 as compared to approximately $28 thousand for the same quarter of the prior year.

RELATED PARTY TRANSACTIONS.  Related party transaction expense totaled $60 thousand for both the three months ended September 30, 2015 and 2014 and consisted of management services fees payable to Dancing Bear for accounting, finance, administrative and managerial support.

RELATED PARTY INTEREST EXPENSE. Related party interest expense for both the three months ended September 30, 2015 and 2014 was approximately $13 thousand and consisted of interest due and payable to Dancing Bear under the Revolving Loan Agreement.

RELATED PARTY OTHER INCOME.  Related party other income consists of the minimum Earn-out payable quarterly by Tralliance Registry Management to the Company.  Related party other income for the three months ended September 30, 2015 was $0 compared to $106 thousand for the three months ended September 30, 2014.

INCOME TAXES. No tax benefit was recorded for the losses incurred during the third quarter of 2015 or the third quarter of 2014 as we recorded a 100% valuation allowance against our otherwise recognizable deferred tax assets due to the uncertainty surrounding the timing or ultimate realization of the benefits of our net operating loss carryforwards in future periods.

NINE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO

THE NINE MONTHS ENDED SEPTEMBER 30, 2014

CONTINUING OPERATIONS

NET REVENUE. Net revenue totaled $0 for both the nine months ended September 30, 2015 and 2014.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses include only customary public company expenses, including accounting, legal, audit, insurance and other related public company costs.   General and administrative expenses totaled approximately $67 thousand for the first nine months of 2015 as compared to approximately $72 thousand for the same period of 2014.

RELATED PARTY TRANSACTIONS. Related party transaction expense totaled $180 thousand for both the nine months ended September 30, 2015 and 2014 and consisted of management services fees payable to Dancing Bear for accounting, finance, administrative and managerial support.

RELATED PARTY INTEREST EXPENSE. Related party interest expense for both the nine months ended September 30, 2015 and 2014 was approximately $37 thousand and consisted of interest due and payable to Dancing Bear under the Revolving Loan Agreement.

RELATED PARTY OTHER INCOME.  Related party other income consists of the minimum Earn-Out payable quarterly by Tralliance Registry Management to the Company.  Related party other income for the nine months ended September 30, 2015 was approximately $150 thousand compared to $319 thousand for the nine months ended September 30, 2014 due to the expiration of the Earn-out Agreement on May 5, 2015.

INCOME TAXES. No tax benefit was recorded for the losses incurred during the nine months ended September 30, 2015 and 2014 as we recorded a 100% valuation allowance against our otherwise recognizable deferred tax assets due to the uncertainty surrounding the timing or ultimate realization of the benefits of our net operating loss carryforwards in future periods.

DISCONTINUED OPERATIONS

A former telephony services business vendor agreed to forgive its remaining account balance of approximately $41,000 owed by the Company to such vendor during the second quarter of 2015. Accordingly, a gain on forgiveness of debt in such amount was recorded and is included in results of operations for discontinued operations for the nine months ended September 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ITEMS

As of September 30, 2015, we had $46,971 in cash as compared to $53 as of December 31, 2014. Net cash flows provided from operating activities of continuing operations totaled approximately $82 thousand for the nine months ended September 30, 2015 compared to approximately $45 thousand for the nine months ended September 30, 2014.

A total of approximately $35 thousand in net cash flows were used in the operating activities of discontinued operations during the nine months ended September 30, 2015 compared to approximately $45 thousand for the nine months ended September 30, 2014.

The increase in cash and net cash flows in the current year compared to the prior year was due primarily to (i) the fact that the Company made no management service fee payments to Dancing Bear during 2015 compared to management service fee payments of approximately $200 thousand made in 2014 offset partially by (ii) the fact that the Company received approximately $169 thousand less in Earn-out payments in 2015 compared to 2014 as a result of the expiration of the Earn-out Agreement on May 5, 2015.

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

Since 2008, the Company was able to continue operating as a going concern due principally to funding of $500 thousand received during 2008 under a Revolving Loan Agreement with an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer and a total of approximately $2.437 million received during 2009 through the second quarter of 2015 under an Earn-out Agreement with an entity also controlled by Mr. Egan, as well as the forbearance of its creditors. The Earn-out period expired on May 5, 2015, with the final pro-rated payment of $37 thousand received by the Company in May 2015.

At September 30, 2015, the Company had a net working capital deficit of approximately $1.435 million.  Such working capital deficit included (i) a total of approximately $861 thousand in principal and accrued interest owed under the aforementioned Revolving Loan Agreement; (ii) a total of approximately $470 thousand in management service fees owed under a Master Services Agreement to an entity controlled by Mr. Egan; (iii) a total of approximately $131 thousand of accrued officer compensation due primarily to Mr. Egan; and (iv) an aggregate of approximately $25 thousand in unsecured accounts payable and accrued expenses owed to non-related third parties.

During the second quarter of 2015, a former VoIP telephony service vendor agreed to forgive the remaining accounts payable balance of approximately $41 thousand owed by the Company to such vendor. Accordingly, such amount was written off the balance sheet and a corresponding gain on forgiveness of debt is included within Discontinued Operations for the nine month period ended September 30, 2015.

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

As discussed previously, on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229 million shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6.4 million). However, the Company continues to be obligated to repay its principal borrowings totaling $500 thousand, plus accrued interest at the rate of 10% per annum (approximately $361 thousand as of September 30, 2015), due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement. All unpaid borrowings under the Revolving Loan Agreement, as amended on May 7, 2009, including accrued interest, are due and payable by the Company in one lump sum on the earlier of (i) five business days following any demand for payment, which demand can be made at any time, or (ii) the occurrence of an event of default as defined in the Revolving Loan Agreement. The Company currently has no ability to repay this loan should a demand for payment be made by the noteholder.  All borrowings under the Revolving Loan Agreement are secured by a pledge of all of the assets of the Company and its subsidiaries. Immediately after giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan beneficially owned approximately 76% of the Company’s issued and outstanding Common Stock and continues to beneficially own such amount at September 30, 2015.

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

On a short term liquidity basis, the Company must receive the continued indulgence of its primary creditor, Mr. Egan, including the continued forebearance of Mr. Egan and related entities in making demand for payment for amounts outstanding under the Revolving Loan Agreement and the Master Services Agreement, in order to continue as a going concern.

It is the Company’s preference to avoid filing for protection under the U.S. Bankruptcy Code. However, based upon the Company’s current financial condition as discussed above and recognizing that the Earn-out Agreement with Tralliance Registry Management terminated on May 5, 2015, management believes that additional debt or equity capital will need to be raised in order for theglobe to continue to operate as a going concern on a long-term basis. Any such capital would likely come from Mr. Egan, as the Company currently has no access to credit facilities and has traditionally relied on borrowings from related parties to meet short-term liquidity needs. Any such capital would likely result in very substantial dilution in the number of outstanding shares of the Company’s Common Stock. Given theglobe’s current financial condition, it has no intent to seek to acquire or start any new businesses. Management is exploring options related to the future of theglobe at the present time.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, and have determined there to be no reportable changes.

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

Since 2008, the Company was able to continue operating as a going concern due principally to funding of $500 thousand received during 2008 under a Revolving Loan Agreement with an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer and a total of approximately $2.437 million received during 2009 through the second quarter of 2015 under an Earn-out Agreement with an entity also controlled by Mr. Egan, as well as the forbearance of its creditors. The Earn-out period expired on May 5, 2015, with the final pro-rated payment of $37 thousand received by the Company in May 2015.

At September 30, 2015, the Company had a net working capital deficit of approximately $1.435 million.  Such working capital deficit included (i) a total of approximately $861 thousand in principal and accrued interest owed under the aforementioned Revolving Loan Agreement; (ii) a total of approximately $470 thousand in management service fees owed under a Master Services Agreement to an entity controlled by Mr. Egan; (iii) a total of approximately $131 thousand of accrued officer compensation due primarily to Mr. Egan; and (iv) an aggregate of approximately $25 thousand in unsecured accounts payable and accrued expenses owed to non-related third parties.

During the second quarter of 2015, a former VoIP telephony service vendor agreed to forgive the remaining accounts payable balance of approximately $41 thousand owed by the Company to such vendor. Accordingly, such amount was written off the balance sheet and a corresponding gain on forgiveness of debt is included within Discontinued Operations for the nine month period ended September 30, 2015.

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

As discussed previously, on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229 million shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6.4 million). However, the Company continues to be obligated to repay its principal borrowings totaling $500 thousand, plus accrued interest at the rate of 10% per annum (approximately $361 thousand as of September 30, 2015), due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement. All unpaid borrowings under the Revolving Loan Agreement, as amended on May 7, 2009, including accrued interest, are due and payable by the Company in one lump sum on the earlier of (i) five business days following any demand for payment, which demand can be made at any time, or (ii) the occurrence of an event of default as defined in the Revolving Loan Agreement. The Company currently has no ability to repay this loan should a demand for payment be made by the noteholder.  All borrowings under the Revolving Loan Agreement are secured by a pledge of all of the assets of the Company and its subsidiaries. Immediately after giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan beneficially owned approximately 76% of the Company’s issued and outstanding Common Stock and continues to beneficially own such amount at September 30, 2015.

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

On a short term liquidity basis, the Company must receive the continued indulgence of its primary creditor, Mr. Egan, including the continued forebearance of Mr. Egan and related entities in making demand for payment for amounts outstanding under the Revolving Loan Agreement and the Master Services Agreement, in order to continue as a going concern.

It is the Company’s preference to avoid filing for protection under the U.S. Bankruptcy Code. However, based upon the Company’s current financial condition as discussed above and recognizing that the Earn-out Agreement with Tralliance Registry Management terminated on May 5, 2015, management believes that additional debt or equity capital will need to be raised in order for theglobe to continue to operate as a going concern on a long-term basis. Any such capital would likely come from Mr. Egan, as the Company currently has no access to credit facilities and has traditionally relied on borrowings from related parties to meet short-term liquidity needs. Any such capital would likely result in very substantial dilution in the number of outstanding shares of the Company’s Common Stock. Given theglobe’s current financial condition, it has no intent to seek to acquire or start any new businesses. Management is exploring options related to the future of theglobe at the present time.

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

RISKS RELATING TO OUR COMMON STOCK

WE ARE CONTROLLED BY OUR CHAIRMAN.

On September 29, 2008, in connection with the sale of Tralliance, the Company issued 229 million shares of its Common Stock to Registry Management, an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer. Previously on June 10, 2008, Dancing Bear Investments, Inc., also an entity controlled by Mr. Egan, converted an aggregate of $400 thousand of outstanding convertible secured promissory notes due to them by the Company into 40 million shares of our Common Stock. As a result of the issuance of the 269 million shares under the transactions described above, Mr. Egan’s beneficial ownership has been increased to approximately 76% of the Company’s Common Stock and he continues to own such amount at September 30, 2015. Accordingly, Mr. Egan is in a position to control the vote on all corporate actions in the future.

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

theglobe.com, inc.

Dated : November 12, 2015	By:	/s/ Michael S. Egan
Michael S. Egan
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Edward A. Cespedes
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

