Form 10-Q
period 2016-03-31
THEGLOBE COM INC
filed 2016-05-13
CIK 1066684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes ☒   No ☐

The number of shares outstanding of the Registrant's Common Stock, $.001 par value (the "Common Stock") as of May 1, 2016 was 441,484,838.

THEGLOBE.COM, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THEGLOBE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2016	2015
	(UNAUDITED)
ASSETS
Current Assets:
Cash	$37,812	$20,585
Prepaid expenses	5,441	4,997

Total current assets	$43,253	$25,582

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable to related party	$589,570	$529,570
Accounts payable	1,059	101
Accrued compensation due to related parties	130,769	130,769
Accrued expenses and other current liabilities	13,100	26,000
Accrued interest due to related party	385,687	373,234
Notes payable due to related party	550,000	500,000

Total current liabilities	1,670,185	1,559,674

Stockholders' Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 441,484,838 issued and outstanding at March 31, 2016 and December 31, 2015	441,485	441,485

Additional paid-in capital	294,301,845	294,301,845
Accumulated deficit	(296,370,262)	(296,277,422)

Total stockholders' deficit	(1,626,932)	(1,534,092)

Total liabilities and stockholders’ deficit	$43,253	$25,582

See notes to unaudited condensed consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2016	2015
	(UNAUDITED)

Net Revenue	$—	$—

Operating Expenses:
General and administrative	20,163	19,256
Related party transactions	60,000	60,000
	80,163	79,256

Operating Loss from Continuing Operations	(80,163)	(79,256)
Other Income (Expense), net:
Related party interest expense	(12,452)	(12,329)
Related party other income	—	112,500
	(12,452)	100,171

Income (loss) from Continuing Operations
Before Income Tax	(92,615)	20,915
Income Tax Provision	—	—
Income (loss) from Continuing Operations	(92,615)	20,915

Discontinued Operations, net of tax	(225)	(225)

Net Income (Loss)	$(92,840)	$20,690
Income (loss) Per Share -
Basic and Diluted:
Continuing Operations	$—	$—
Discontinued Operations	$—	$—

Weighted Average Common Shares Outstanding	441,484,838	441,484,838

See notes to unaudited condensed consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2016	2015
	(UNAUDITED)
Cash Flows from Operating Activities:
Net income (loss)	(92,840)	$20,690
Add back: loss from discontinued operations	225	225
Net income (loss) from continuing operations	(92,615)	20,915

Adjustments to reconcile net income (loss) from continuing operations to net cash flows from operating activities

Changes in operating assets and liabilities
Prepaid expenses	(444)	(444)
Accounts payable to related party	60,000	60,000
Accounts payable	958	(225)
Accrued expenses and other current liabilities	(12,900)	(13,100)
Accrued interest due to related party	12,453	12,329

Net cash flows provided by (used in) operating activities of continuing operations	(32,548)	79,475
Net cash flows used in operating activities of discontinued operations	(225)	(15,225)
Net cash flows used in operating activities	(32,773)	(64,250)

Cash Flows from Financing Activities
Borrowings on Notes Payable	50,000	—
Net cash flows provided by financing activities	50,000	—

Net Increase in Cash	17,227	64,250
Cash at beginning of period	20,585	53
Cash at end of period	$37,812	$64,303

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

UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The unaudited interim condensed consolidated financial statements of the Company as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed consolidated financial statements.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2016 and the results of its operations and its cash flows for the three months ended March 31, 2016 and 2015. The results of operations and cash flows for such periods are not necessarily indicative of results expected for the full year or for any future period.

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

NET INCOME PER SHARE

The Company reports basic and diluted net income per common share in accordance with FASB ASC Topic 260, "Earnings Per Share."  Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

Due to the anti-dilutive effect of potentially dilutive securities or common stock equivalents that could be issued, such securities were excluded from the diluted net loss per common share calculation for all periods presented. Such potentially dilutive securities and common stock equivalents consisted of the following for the periods ended March 31:

	2016	2015
Options to purchase common stock	100,000	4,000,000

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

Since 2008, the Company was able to continue operating as a going concern due principally to funding of $500,000 received during 2008 under a Revolving Loan Agreement with an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer and total proceeds of approximately $2,437,000 received during 2009 through the second quarter of 2015 under an Earn-out Agreement with an entity also controlled by Mr. Egan, as well as the forbearance of its creditors. The Earn-out period expired on May 5, 2015, with the final pro-rated payment of approximately $37,000 received in May 2015. Additionally, as more fully discussed in Note 4, “Debt,” in March 2016 the Company received funding of $50,000 under a promissory note entered into with the same entity that provided funding under the Revolving Loan Agreement (the “2016 Promissory Note.”)

At March 31, 2016, the Company had a net working capital deficit of approximately $1,627,000.  Such working capital deficit included (i) a total of approximately $886,000 in principal and accrued interest owed under the aforementioned Revolving Loan Agreement; (ii) a total of approximately $590,000 in management service fees owed under a Master Services Agreement to an entity controlled by Mr. Egan; (iii) a total of approximately $131,000 of accrued officer compensation due primarily to Mr. Egan; (iv) approximately $50,000 owed under the aforementioned 2016 Promissory Note, and (iv) an aggregate of approximately $14,000 in other unsecured accounts payable and accrued expenses owed to non-related parties.

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

As discussed previously, on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229,000,000 shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6,400,000). However, the Company continues to be obligated to repay its principal borrowings totaling $500,000, plus accrued interest at the rate of 10% per annum (approximately $386,000 as of March 31, 2016), due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement. All unpaid borrowings under the Revolving Loan Agreement, as amended on May 7, 2009, including accrued interest, are due and payable by the Company in one lump sum on the earlier of (i) five business days following demand for payment, which demand can be made at anytime, or (ii) the occurrence of an event of default as defined in the Revolving Loan Agreement. The Company currently has no ability to repay this loan should a demand for payment be made by the noteholder.  All borrowings under the Revolving Loan Agreement are secured by a pledge of all of the assets of the Company and its subsidiaries. Immediately after giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan beneficially owned approximately 76% of the Company’s Common Stock and continues to beneficially own such amount at March 31, 2016.

As additional consideration under the Purchase Transaction, Tralliance Registry Management was obligated to pay an earn-out to theglobe equal to 10% (subject to certain minimums) of Tralliance Registry Management’s net revenue (as defined) derived from “.travel” names registered by Tralliance Registry Management from September 29, 2008 through May 5, 2015 (the “Earn-out”). The minimum Earn-out payable by Tralliance Registry Management to theglobe was $300,000 in the first year of the Earn-Out, increased by $25,000 in each subsequent year (pro-rated for the final year of the Earn-out). As discussed earlier, the final Earn-out payment of $37,000 was made in May 2015 and the Earn-out Agreement is now expired.

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

Immediately following the closing of the Purchase Transaction, theglobe became a shell company with no material operations or assets, and no source of income other than under the Earn-out which expired in May 2015. As a shell company, theglobe’s operating expenses have consisted primarily of and are expected to continue to consist primarily of expenses incurred under the aforementioned Master Services Agreement and other customary public company expenses, including legal, audit and other miscellaneous public company costs.

MANAGEMENT’S PLANS

On a short term liquidity basis, the Company must receive the continued indulgence of substantially all of its creditors, primarily including the continued forbearance of Mr. Egan and related entities in making demand for payment for amounts outstanding under the Revolving Loan Agreement and the Master Services Agreement, as well as the 2016 Promissory Note when it becomes due in September 2016, in order to continue as a going concern. The Company does not expect to have funds available to repay the 2016 Promissory Note when it becomes due in September 2016.

It is the Company’s preference to avoid filing for protection under the U.S. Bankruptcy Code. However, based upon the Company’s current financial condition as discussed above, management believes that additional debt or equity capital will need to be raised in order for theglobe to continue to operate as a going concern on a long-term basis. Any such capital would likely come from Mr. Egan, as the Company currently has no access to credit facilities and has traditionally relied on borrowings from related parties to meet short-term liquidity needs. Any such equity capital would likely result in very substantial dilution in the number of outstanding shares of the Company’s Common Stock. Given theglobe’s current financial condition, it currently has no intent to seek to acquire or start any new businesses. The Company intends to use the proceeds from the 2016 Promissory Note to fund its public company operating costs while it explores options related to the future of theglobe.

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

During the fourth quarter of 2012, the Company re-evaluated all remaining liabilities of its VoIP telephony services business in light of the passage of time and applicable state statute of limitation laws. Based upon this re-evaluation, the Company derecognized accounts payable liabilities related to six (6) former telecommunication vendors totaling approximately $1,354,000, including the disputed liabilities of approximately $1,000,000 discussed earlier, from its balance sheet at December 31, 2012. There are no “Liabilities of Discontinued Operations” at March 31, 2016.

(4) DEBT

Debt consists of notes payables due to a related party, as summarized below:

	March 31, 2016	December 31, 2015
2008 Revolving Loan Notes due to a related party; due on demand	$500,000	$500,000
2016 Promissory Note due to a related party; due on September 22, 2016	50,000	—
	$550,000	$500,000

On June 6, 2008, the Company and its subsidiaries, as guarantors, entered into a Revolving Loan Agreement with Dancing Bear Investments, Inc. (“Dancing Bear”), pursuant to which Dancing Bear may loan up to $500,000 to the Company on a revolving basis (the “Credit Line”). Dancing Bear is controlled by Michael S. Egan, our Chairman and Chief Executive Officer. In connection with its entry into the Credit Line, the Company borrowed $100,000 under the Credit Line. Subsequently, during the remainder of 2008, the Company made additional borrowings totaling the final $400,000 available under the Credit Line. As of March 31, 2016 and December 31, 2015, outstanding principal of $500,000 and accrued interest of $385,564 and $373,234 respectively, related to this Line of Credit have been reflected as current liabilities in our Condensed Consolidated Balance Sheet. Related Party Interest Expense related to the Credit Line of $12,329 was recognized in our Condensed Consolidated Statement of Operations during both the three months ended March 31, 2016 and 2015, respectively.

On May 7, 2009, the Company entered into a Note and Modification Agreement with Dancing Bear Investments, Inc., which amended the repayment terms of the Revolving Loan Agreement. Under the terms of the Note Modification Agreement, from and after June 6, 2009 (the original maturity date of the Credit Line), all amounts due under the Revolving Loan Agreement, including principal and accrued interest, will be due and payable on the earlier of (i) five (5) business days following any demand for payment, which demand can be made by Dancing Bear at any time; or (ii) upon the occurrence of an event of default, as defined in the Revolving Loan Agreement. All funds borrowed under the Credit Line may be prepaid in whole or in part, without penalty, at any time during the term of the Credit Line. The Company currently has no ability to repay this loan should Dancing Bear demand payment.

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

On March 23, 2016, the Company entered into a $50,000 promissory note (the “2016 Promissory Note”) with, and borrowed the full amount of such promissory note from, Dancing Bear. The promissory note is unsecured and matures and is due on the first to occur of (i) September 22, 2016, or (ii) an event of default as defined under the promissory note. Interest at the rate of 10% per annum is payable by the Company on all unpaid borrowings under the Promissory Note. The Company intends to use the proceeds from the 2016 Promissory Note to pay its public company operating costs over a short-term period of time. For the period from March 23, 2016 until March 31, 2016, the Company accrued $123 of interest expense on the 2016 Promissory Note.

(5) STOCK OPTION PLANS

As of March 31, 2016, there were no shares available for grant under the Company’s stock option plans and remaining stock options outstanding and exercisable will expire in August 2016.

There were no stock option grants or exercises during each of the three months ended March 31, 2016 and 2015.

Stock option activity during the three months ended March 31, 2016 was as follows:

	Total Options	Weighted Average Exercise Price
Outstanding at December 31, 2015	100,000	$0.14
Granted	—
Exercised	—
Expired	—	—
Outstanding at March 31, 2016	100,000	$0.14
Options exercisable at March 31, 2016	100,000	$0.14

Each of the weighted-average remaining contractual terms of stock options outstanding and stock options exercisable at March 31, 2016 were 0.4 years. The aggregate intrinsic value of both options outstanding and stock options exercisable at March 31, 2016 was $0.

Stock compensation cost is recognized on a straight-line basis over the vesting period. At March 31, 2016, there was no unrecognized compensation expense related to unvested stock options.

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

(6)   RELATED PARTY TRANSACTIONS

On June 6, 2008, the Company entered into a Revolving Loan Agreement with Dancing Bear Investments, Inc. (“Dancing Bear”), pursuant to which Dancing Bear may loan up to $500,000 to the Company on a revolving basis (the “Credit Line”).   Dancing Bear is an entity controlled by Michael S. Egan, the Company’s Chairman and Chief Executive Officer.  During 2008 the Company made borrowings totaling the full amount of the $500,000 Credit Line.  At March 31, 2016, outstanding principal and accrued interest under the Credit Line totaled $500,000 and $385,564, respectively.  During both the three months ended March 31, 2016 and 2015, interest expense related to the Credit Line of $12,329 was recorded.  All borrowings under the Credit Line, including accrued interest on borrowed funds at the rate of 10% per annum, were initially due and payable in one lump sum on the first anniversary of the Credit Line, or June 6, 2009, or sooner upon the occurrence of an event of default under the loan documentation.  On May 7, 2009, such repayment terms were amended so as to require the Company to repay any or all amounts due under the Credit Line in one lump sum on the earlier of (i) five business days following any demand for payment that is made on or after June 6, 2009, or (ii) the occurrence of an event of default as defined in the Revolving Credit Agreement.

During the three months ended March 31, 2015, the Company received minimum Earn-out installment payments totaling $112,500 from Tralliance Registry Management Company LLC (“Tralliance Registry Management”) under an Earn-out Agreement entered into on September 29, 2008 by and between Tralliance Registry Management and the Company.  Tralliance Registry Management is an entity controlled by Michael S. Egan, and each of our two remaining executive officers and Board members, Edward A. Cespedes, our President, and Robin S. Lebowitz, our Vice President of Finance, who own a minority interest in The Registry Management Company, LLC, the parent company of Tralliance Registry Management. As discussed earlier the Earn-out Agreement expired in May 2015.

During both the three months ended March 31, 2016 and 2015, the Company accrued management services fee expenses totaling $60,000 payable to Dancing Bear under a Master Services Agreement entered into on September 29, 2008 by and between Dancing Bear and the Company.  No management service fees were paid during either the three months ended March 31, 2016 or the three months ended March 31, 2015. At March 31, 2016 and December 31, 2015, a total of approximately $590,000 and $530,000, respectively, in management service fees remained unpaid and are accrued on the Company’s condensed consolidated balance sheet.

On March 23, 2016, the Company entered into a $50,000 promissory note (the “2016 Promissory Note”) with, and borrowed the full amount of such promissory note from, Dancing Bear. The promissory note is unsecured and matures and is due on the first to occur of (i) September 22, 2016, or (ii) an event of default as defined under the promissory note. Interest at the rate of 10% per annum is payable by the Company on all unpaid borrowings under the Promissory Note. For the period from March 23, 2016 until March 31, 2016, the Company accrued $123 of interest expense on the 2016 Promissory Note

(7)   SUBSEQUENT EVENTS

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

These statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are not required to and do not intend to update any of the forward-looking statements after the date of this Form 10-Q or to conform these statements to actual results. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-Q might not occur. Actual results, levels of activity, performance, achievements and events may vary significantly from those implied by the forward-looking statements. A description of risks that could cause our results to vary appears under "Risk Factors" and elsewhere in this Form 10-Q. The following discussion should be read together in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes thereto and the audited consolidated financial statements and notes to those statements contained in the Annual Report on Form 10-K for the year ended December 31, 2015.

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

As part of the consideration for the sale of its Tralliance business, theglobe received earn-out rights from Tralliance Registry Management (“Earn-out”), which constituted the only source of revenue for theglobe as a shell company.  theglobe’s operating expenses as a shell company consist of customary public company expenses, including accounting, financial reporting, legal, audit and other related public company costs.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO

THE THREE MONTHS ENDED MARCH 31, 2015

CONTINUING OPERATIONS

NET REVENUE. Commensurate with the sale of our Tralliance business on September 29, 2008, we became a shell company. As a result, net revenue for both the three months ended March 31, 2016 and 2015 was $0.

GENERAL AND ADMINISTRATIVE. General and administrative expenses include only customary public company expenses, including accounting, legal, audit, insurance and other related public company costs. General and administrative expenses totaled approximately $20 thousand in the first quarter of 2016 as compared to approximately $19 thousand for the same quarter of the prior year.

RELATED PARTY TRANSACTIONS.  Related party transaction expense totaled $60 thousand for both the three months ended March 31, 2016 and 2015 and consisted of management services fees payable to Dancing Bear for accounting, finance, administrative and managerial support.

RELATED PARTY INTEREST EXPENSE. Related party interest expense for both the three months ended March 31, 2016 and 2015 was $12 thousand and primarily consisted of interest due and payable to Dancing Bear under the Revolving Loan Agreement.

RELATED PARTY OTHER INCOME.  Related party other income consists of the minimum Earn-out payable quarterly by Tralliance Registry Management to the Company as further discussed in Note 6, “Related Party Transactions” in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements. There was no Related party other income for the three months ended March 31, 2016 due to the expiration of the Earn-out Agreement on May 5, 2015. Related party other income for the three months ended March 31, 2015 was $113 thousand.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ITEMS

As of March 31, 2016, we had $37,812 in cash as compared to $20,585 as of December 31, 2015. Net cash flows used in operating activities of continuing operations totaled approximately $33 thousand for the three months ended March 31, 2016 compared to net cash flows provided from operating activities of continuing operations of $79 thousand for the three months ended March 31, 2015. The $112 thousand decrease in net cash flows from continuing operations in 2016 compared to 2015 was due to the expiration of the Earn-out Agreement with Tralliance Registry Management on May 5, 2015.

A total of approximately $225 in net cash flows were used in the operating activities of discontinued operations during the three months ended March 31, 2016 compared to the net cash flows usage of $15 thousand for the three months ended March 31, 2015. The decrease in net cash flow used in the operating activities of discontinued operations in 2016 compared to 2015 was due to the finalization of payments to a former VoIP telephony services vendor in May 2015.

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

Since 2008, the Company was able to continue operating as a going concern due principally to funding of $500 thousand received during 2008 under a Revolving Loan Agreement with an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer and total proceeds of approximately $2.437 million received during 2009 through the second quarter of 2015 under an Earn-out Agreement with an entity also controlled by Mr. Egan, as well as the forbearance of its creditors. The Earn-out period expired on May 5, 2015, with the final pro-rated payment of approximately $37 thousand received in May 2015. Additionally, as more fully discussed in Note 4, “Debt,” in March 2016 the Company received funding of $50 thousand under a promissory note entered into with the same entity that provided funding under the Revolving Loan Agreement (the “2016 Promissory Note.”)

At March 31, 2016, the Company had a net working capital deficit of approximately $1.627 million.  Such working capital deficit included (i) a total of approximately $886 thousand in principal and accrued interest owed under the aforementioned Revolving Loan Agreement; (ii) a total of approximately $590 thousand in management service fees owed under a Master Services Agreement to an entity controlled by Mr. Egan; (iii) a total of approximately $131 thousand of accrued officer compensation due primarily to Mr. Egan; (iv) approximately $50 thousand owed under the aforementioned 2016 Promissory Note, and (iv) an aggregate of approximately $14 thousand in other unsecured accounts payable and accrued expenses owed to non-related parties.

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

As discussed previously, on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229 million shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6.4 million). However, the Company continues to be obligated to repay its principal borrowings totaling $500 thousand, plus accrued interest at the rate of 10% per annum (approximately $386 thousand as of March 31, 2016), due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement. All unpaid borrowings under the Revolving Loan Agreement, as amended on May 7, 2009, including accrued interest, are due and payable by the Company in one lump sum on the earlier of (i) five business days following demand for payment, which demand can be made at anytime, or (ii) the occurrence of an event of default as defined in the Revolving Loan Agreement. The Company currently has no ability to repay this loan should a demand for payment be made by the noteholder.  All borrowings under the Revolving Loan Agreement are secured by a pledge of all of the assets of the Company and its subsidiaries. Immediately after giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan beneficially owned approximately 76% of the Company’s Common Stock and continues to beneficially own such amount at March 31, 2016.

As additional consideration under the Purchase Transaction, Tralliance Registry Management was obligated to pay an earn-out to theglobe equal to 10% (subject to certain minimums) of Tralliance Registry Management’s net revenue (as defined) derived from “.travel” names registered by Tralliance Registry Management from September 29, 2008 through May 5, 2015 (the “Earn-out”). The minimum Earn-out payable by Tralliance Registry Management to theglobe was $300 thousand in the first year of the Earn-Out, increased by $25 thousand in each subsequent year (pro-rated for the final year of the Earn-out). As discussed earlier, the final Earn-out payment of $37 thousand was made in May 2015 and the Earn-out Agreement is now expired.

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

Immediately following the closing of the Purchase Transaction, theglobe became a shell company with no material operations or assets, and no source of income other than under the Earn-out which expired in May 2015. As a shell company, theglobe’s operating expenses have consisted primarily of and are expected to continue to consist primarily of expenses incurred under the aforementioned Master Services Agreement and other customary public company expenses, including legal, audit and other miscellaneous public company costs.

On a short term liquidity basis, the Company must receive the continued indulgence of substantially all of its creditors, primarily including the continued forbearance of Mr. Egan and related entities in making demand for payment for amounts outstanding under the Revolving Loan Agreement and the Master Services Agreement, as well as the 2016 Promissory Note when it becomes due in September 2016, in order to continue as a going concern. The Company does not expect to have funds available to repay the 2016 Promissory Note when it becomes due in September 2016.

It is the Company’s preference to avoid filing for protection under the U.S. Bankruptcy Code. However, based upon the Company’s current financial condition as discussed above, management believes that additional debt or equity capital will need to be raised in order for theglobe to continue to operate as a going concern on a long-term basis. Any such capital would likely come from Mr. Egan, as the Company currently has no access to credit facilities and has traditionally relied on borrowings from related parties to meet short-term liquidity needs. Any such equity capital would likely result in very substantial dilution in the number of outstanding shares of the Company’s Common Stock. Given theglobe’s current financial condition, it currently has no intent to seek to acquire or start any new businesses. The Company intends to use the proceeds from the 2016 Promissory Note to fund its public company operating costs while it explores options related to the future of theglobe.

EFFECTS OF INFLATION

Management believes that inflation has not had a significant effect on our results of operations during 2016 and 2015.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, and have determined there to be no reportable changes.

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

Since 2008, the Company was able to continue operating as a going concern due principally to funding of $500 thousand received during 2008 under a Revolving Loan Agreement with an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer and total proceeds of approximately $2.437 million received during 2009 through the second quarter of 2015 under an Earn-out Agreement with an entity also controlled by Mr. Egan, as well as the forbearance of its creditors. The Earn-out period expired on May 5, 2015, with the final pro-rated payment of approximately $37 thousand received in May 2015. Additionally, as more fully discussed in Note 4, “Debt,” in March 2016 the Company received funding of $50 thousand under a promissory note entered into with the same entity that provided funding under the Revolving Loan Agreement (the “2016 Promissory Note.”)

At March 31, 2016, the Company had a net working capital deficit of approximately $1.627 million.  Such working capital deficit included (i) a total of approximately $886 thousand in principal and accrued interest owed under the aforementioned Revolving Loan Agreement; (ii) a total of approximately $590 thousand in management service fees owed under a Master Services Agreement to an entity controlled by Mr. Egan; (iii) a total of approximately $131 thousand of accrued officer compensation due primarily to Mr. Egan; (iv) approximately $50 thousand owed under the aforementioned 2016 Promissory Note, and (iv) an aggregate of approximately $14 thousand in other unsecured accounts payable and accrued expenses owed to non-related parties.

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

As discussed previously, on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229 million shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6.4 million). However, the Company continues to be obligated to repay its principal borrowings totaling $500 thousand, plus accrued interest at the rate of 10% per annum (approximately $386 thousand as of March 31, 2016), due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement. All unpaid borrowings under the Revolving Loan Agreement, as amended on May 7, 2009, including accrued interest, are due and payable by the Company in one lump sum on the earlier of (i) five business days following demand for payment, which demand can be made at anytime, or (ii) the occurrence of an event of default as defined in the Revolving Loan Agreement. The Company currently has no ability to repay this loan should a demand for payment be made by the noteholder.  All borrowings under the Revolving Loan Agreement are secured by a pledge of all of the assets of the Company and its subsidiaries. Immediately after giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan beneficially owned approximately 76% of the Company’s Common Stock and continues to beneficially own such amount at March 31, 2016.

As additional consideration under the Purchase Transaction, Tralliance Registry Management was obligated to pay an earn-out to theglobe equal to 10% (subject to certain minimums) of Tralliance Registry Management’s net revenue (as defined) derived from “.travel” names registered by Tralliance Registry Management from September 29, 2008 through May 5, 2015 (the “Earn-out”). The minimum Earn-out payable by Tralliance Registry Management to theglobe was $300 thousand in the first year of the Earn-Out, increased by $25 thousand in each subsequent year (pro-rated for the final year of the Earn-out). As discussed earlier, the final Earn-out payment of $37 thousand was made in May 2015 and the Earn-out Agreement is now expired.

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

Immediately following the closing of the Purchase Transaction, theglobe became a shell company with no material operations or assets, and no source of income other than under the Earn-out which expired in May 2015. As a shell company, theglobe’s operating expenses have consisted primarily of and are expected to continue to consist primarily of expenses incurred under the aforementioned Master Services Agreement and other customary public company expenses, including legal, audit and other miscellaneous public company costs.

On a short term liquidity basis, the Company must receive the continued indulgence of substantially all of its creditors, primarily including the continued forbearance of Mr. Egan and related entities in making demand for payment for amounts outstanding under the Revolving Loan Agreement and the Master Services Agreement, as well as the 2016 Promissory Note when it becomes due in September 2016, in order to continue as a going concern. The Company does not expect to have funds available to repay the 2016 Promissory Note when it becomes due in September 2016.

It is the Company’s preference to avoid filing for protection under the U.S. Bankruptcy Code. However, based upon the Company’s current financial condition as discussed above, management believes that additional debt or equity capital will need to be raised in order for theglobe to continue to operate as a going concern on a long-term basis. Any such capital would likely come from Mr. Egan, as the Company currently has no access to credit facilities and has traditionally relied on borrowings from related parties to meet short-term liquidity needs. Any such equity capital would likely result in very substantial dilution in the number of outstanding shares of the Company’s Common Stock. Given theglobe’s current financial condition, it currently has no intent to seek to acquire or start any new businesses. The Company intends to use the proceeds from the 2016 Promissory Note to fund its public company operating costs while it explores options related to the future of theglobe.

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

RISKS RELATING TO OUR COMMON STOCK

WE ARE CONTROLLED BY OUR CHAIRMAN.

On September 29, 2008, in connection with the sale of Tralliance, the Company issued 229 million shares of its Common Stock to Registry Management, an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer. Previously on June 10, 2008, Dancing Bear Investments, Inc., also an entity controlled by Mr. Egan, converted an aggregate of $400 thousand of outstanding convertible secured promissory notes due to them by the Company into 40 million shares of our Common Stock. As a result of the issuance of the 269 million shares under the transactions described above, Mr. Egan’s beneficial ownership increased to approximately 76% of the Company’s Common Stock and he continues to own such amount at March 31, 2016. Accordingly, Mr. Egan is now in a position to control the vote on all corporate actions in the future.

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

theglobe.com, inc.

Dated : May 13, 2016	By:	/s/ Michael S. Egan
Michael S. Egan
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Edward A. Cespedes
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

