Form 10-Q
period 2016-06-30
THEGLOBE COM INC
filed 2016-08-10
CIK 1066684

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes ☒   No ☐

The number of shares outstanding of the Registrant's Common Stock, $.001 par value (the "Common Stock") as of August 1, 2016 was 441,484,838.

THEGLOBE.COM, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THEGLOBE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2016	2015
	(UNAUDITED)
ASSETS
Current Assets:
Cash	$19,508	$20,585
Prepaid expenses	5,886	4,997

Total current assets	$25,394	$25,582

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable to related party	$649,570	$529,570
Accounts payable	—	101
Accrued compensation due to related parties	130,769	130,769
Accrued expenses and other current liabilities	19,050	26,000
Accrued interest due to related party	399,399	373,234
Notes payable due to related party	550,000	500,000

Total current liabilities	1,748,788	1,559,674

Stockholders' Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 441,484,838 issued and outstanding at June 30, 2016 and December 31, 2015	441,485	441,485

Additional paid-in capital	294,301,845	294,301,845
Accumulated deficit	(296,466,724)	(296,277,422)

Total stockholders' deficit	(1,723,394)	(1,534,092)

Total liabilities and stockholders’ deficit	$25,394	$25,582

See notes to unaudited condensed consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(UNAUDITED)		(UNAUDITED)

Net Revenue	$—	$—	$—	$—

Operating Expenses:
General and administrative	22,600	24,966	42,763	44,222
Related party transactions	60,000	60,000	120,000	120,000
	82,600	84,966	162,763	164,222

Operating Loss from Continuing Operations	(82,600)	(84,966)	(162,763)	(164,222)

Other Income (Expense), net:
Related party interest expense	(13,712)	(12,466)	(26,164)	(24,795)
Related party other income	—	37,125	—	149,625
	(13,712)	24,659	(26,164)	124,830

Loss from Continuing Operations Before Income Tax	(96,312)	(60,307)	(188,927)	(39,392)

Income Tax Provision	—	—	—	—
Loss from Continuing Operations	(96,312)	(60,307)	(188,927)	(39,392)

Discontinued Operations, net of tax:	(150)	40,785	(375)	40,560

Net Income (loss)	$(96,462)	$(19,522)	$(189,302)	$1,168

Income (loss) Per Share:
Basic and Diluted:
Continuing Operations	$—	$—	$—	$—
Discontinued Operations	$—	$—	$—	$—

Weighted Average Common Shares Outstanding	441,484,838	441,484,838	441,484,838	441,484,838

See notes to unaudited condensed consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2016	2015
	(UNAUDITED)
Cash Flows from Operating Activities:
Net income (loss)	$(189,302)	$1,168
Add back: (income) loss from discontinued operations	375	(40,560)
Net loss from continuing operations	(188,927)	(39,392)

Adjustments to reconcile net loss from continuing operations to net cash flows from operating activities

Changes in operating assets and liabilities
Prepaid and other current assets	(889)	(889)
Accounts payable	(101)	(225)
Accounts payable to related party	120,000	120,000
Accrued expenses and other current liabilities	(6,950)	(7,150)
Accrued interest due to related party	26,165	24,795

Net cash flows from operating activities of continuing operations	(50,702)	97,139
Net cash flows from operating activities of discontinued operations	(375)	(35,375)
Net cash flows from operating activities	(51,077)	61,764

Cash Flows from Financing Activities:
Borrowings on Notes Payable	50,000	—
Net Cash flows from financing activities	50,000	—

Net Increase in Cash and Cash Equivalents	(1,077)	61,764
Cash and Cash Equivalents, at beginning of period	20,585	53
Cash and Cash Equivalents, at end of period	$19,508	$61,817

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

UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The unaudited interim condensed consolidated financial statements of the Company as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed consolidated financial statements.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2016 and the results of its operations and its cash flow for the three and six months ended June 30, 2016 and 2015. The results of operations and cash flows for such periods are not necessarily indicative of results expected for the full year or for any future period.

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

	2016	2015
Options to purchase common stock	100,000	100,000

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

Since 2008, the Company was able to continue operating as a going concern due principally to funding of $500,000 received during 2008 under a Revolving Loan Agreement with an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer and total proceeds of approximately $2,437,000 received during 2009 through the second quarter of 2015 under an Earn-out Agreement with an entity also controlled by Mr. Egan, as well as the forbearance of its creditors. The Earn-out period expired on May 5, 2015, with the final pro-rated payment of $37,000 received by the Company in May 2015. Additionally, as more fully discussed in Note 4, “Debt,” in March 2016, the Company received funding of $50,000 under a promissory note entered into with the same entity that provided funding under the Revolving Loan Agreement (the “2016 Promissory Note”).

At June 30, 2016, the Company had a net working capital deficit of approximately $1,723,000.  Such working capital deficit included (i) a total of approximately $949,000 in principal and accrued interest owed under the aforementioned Revolving Loan Agreement and 2016 Promissory Note; (ii) a total of approximately $650,000 in management service fees owed under a Master Services Agreement to an entity controlled by Mr. Egan; (iii) a total of approximately $131,000 of accrued officer compensation due primarily to Mr. Egan; and (iv) an aggregate of approximately $19,000 in other unsecured accounts payable and accrued expenses owed to non-related parties.

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

As discussed previously, on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229,000,000 shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6,400,000). However, the Company continues to be obligated to repay its principal borrowings totaling $550,000, plus accrued interest of $399,000 due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement and 2016 Promissory Note.

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

It is the Company’s preference to avoid filing for protection under the U.S. Bankruptcy Code. However, based upon the Company’s current financial condition as discussed above, management believes that additional debt or equity capital will need to be raised in order for theglobe to continue to operate as a going concern on a long-term basis. Any such capital would likely come from Mr. Egan, as the Company currently has no access to credit facilities and has traditionally relied on borrowings from related parties to meet short-term liquidity needs. Any such equity capital would likely result in very substantial dilution in the number of outstanding shares of the Company’s Common Stock. Given theglobe’s current financial condition, it has no intent to seek to acquire or start any new businesses. The Company intends to use the proceeds from the 2016 Promissory Note and seek other loans from Mr. Egan and related entities, if necessary, to fund its public company operating costs while it explores its options related to the future of theglobe.

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

During the fourth quarter of 2012, the Company re-evaluated all remaining liabilities of its VoIP telephony services business in light of the passage of time and applicable state statute of limitation laws. Based upon this re-evaluation, the Company derecognized accounts payable liabilities related to six (6) former telecommunication vendors totaling approximately $1,354,000, including the disputed liabilities of approximately $1,000,000 discussed earlier, from its balance sheet at December 31, 2012. As discussed earlier in Note 2, “Liquidity and Going Concern Considerations,” a former telephony services business vendor agreed to forgive its remaining accounts payable balance of approximately $40,900 during the second quarter of 2015. Accordingly, there are no Discontinued Operations liabilities at June 30, 2016.

(4) DEBT

Debt consists of notes payables due to a related party, as summarized below:

	June 30, 2016	December 31, 2015
2008 Revolving Loan Notes due to a related party; due on demand	$500,000	$500,000
2016 Promissory Note due to a related party; due on September 22, 2016	50,000	—
	550,000	$500,000

On June 6, 2008, the Company and its subsidiaries, as guarantors, entered into a Revolving Loan Agreement with Dancing Bear Investments, Inc. (“Dancing Bear”), pursuant to which Dancing Bear may loan up to $500,000 to the Company on a revolving basis (the “Credit Line”). Dancing Bear is controlled by Michael S. Egan, our Chairman and Chief Executive Officer. In connection with its entry into the Credit Line, the Company borrowed $100,000 under the Credit Line. Subsequently, during the remainder of 2008, the Company made additional borrowings totaling the final $400,000 available under the Credit Line. As of June 30, 2016 and December 31, 2015, outstanding principal of $500,000 and accrued interest of $398,028 and $373,234 respectively, related to this Line of Credit have been reflected as current liabilities in our Condensed Consolidated Balance Sheet. Related Party Interest Expense related to the Credit Line of $24,795 was recognized in our Condensed Consolidated Statement of Operations during both the six months ended June 30, 2016 and 2015, respectively.

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

On March 23, 2016, the Company entered into a $50,000 promissory note (the “2016 Promissory Note”) with, and borrowed the full amount of such promissory note from, Dancing Bear. The promissory note is unsecured and matures and is due on the first to occur of (i) September 22, 2016, or (ii) an event of default as defined under the promissory note. Interest at the rate of 10% per annum is payable by the Company on all unpaid borrowings under the Promissory Note. The Company intends to use the proceeds from the 2016 Promissory Note to pay its public company operating costs over a short-term period of time. For the period from March 23, 2016 until June 30, 2016, the Company accrued $1,370 of interest expense on the 2016 Promissory Note.

(5) STOCK OPTION PLANS

As of June 30, 2016, there were no shares available for grant under the Company’s stock option plans and remaining stock options outstanding and exercisable will expire in August 2016.

There were no stock option grants or exercises during each of the six months ended June 30, 2016 and 2015.

Stock option activity during the six months ended June 30, 2016 was as follows:

	Total Options	Weighted Average Exercise Price
Outstanding at December 31, 2015	100,000	$0.14
Granted	—
Exercised	—
Expired	—	—
Outstanding at June 30, 2016	100,000	$0.14
Options exercisable at June 30, 2016	100,000	$0.14

Each of the weighted-average remaining contractual terms of stock options outstanding and stock options exercisable at June 30, 2016 were 0.1 years. The aggregate intrinsic value of both options outstanding and stock options exercisable at June 30, 2016 was $0.

Stock compensation cost is recognized on a straight-line basis over the vesting period. At June 30, 2016, there was no unrecognized compensation expense related to unvested stock options.

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

(6)   RELATED PARTY TRANSACTIONS

On June 6, 2008, the Company entered into a Revolving Loan Agreement with Dancing Bear Investments, Inc. (“Dancing Bear”), pursuant to which Dancing Bear may loan up to $500,000 to the Company on a revolving basis (the “Credit Line”).   Dancing Bear is an entity controlled by Michael S. Egan, the Company’s Chairman and Chief Executive Officer.  During 2008 the Company made borrowings totaling the full amount of the $500,000 Credit Line.  At June 30, 2016, outstanding principal and accrued interest under the Credit Line totaled $500,000 and $398,028, respectively.  During both the six months ended June 30, 2016 and 2015, interest expense related to the Credit Line of $24,795 was recorded.  All borrowings under the Credit Line, including accrued interest on borrowed funds at the rate of 10% per annum, were initially due and payable in one lump sum on the first anniversary of the Credit Line, or June 6, 2009, or sooner upon the occurrence of an event of default under the loan documentation.  On May 7, 2009, such repayment terms were amended so as to require the Company to repay any or all amounts due under the Credit Line in one lump sum on the earlier of (i) five business days following any demand for payment that is made on or after June 6, 2009, or (ii) the occurrence of an event of default as defined in the Revolving Credit Agreement.

During the six months ended June 30, 2016 and 2015, the Company received minimum Earn-out installment payments totaling $0 and $149,625, respectively, from Tralliance Registry Management Company LLC (“Tralliance Registry Management) under an Earn-out Agreement entered into on September 29, 2008 by and between Tralliance Registry Management and the Company. Tralliance Registry Management is an entity controlled by Michael S. Egan, and each of our two remaining executive officers and Board members, Edward A. Cespedes, our President, and Robin S. Lebowitz, our Vice President of Finance, who own a minority interest in The Registry Management Company, LLC, the parent company of Tralliance Registry Management. The Earn-out Agreement expired on May 5, 2015.

During both the six months ended June 30, 2016 and 2015, the Company paid management services fees totaling $0 to Dancing Bear under a Master Services Agreement entered into on September 29, 2008 by and between Dancing Bear and the Company. Related party transactions expense of $120,000 was recorded for both the six month period ended June 30, 2016 and 2015 in connection with the Master Services Agreement. At June 30, 2016, a total of approximately $650,000 in management service fees remains unpaid and is accrued on the Company’s condensed consolidated balance sheet.

On March 23, 2016, the Company entered into a $50,000 promissory note (the “2016 Promissory Note”) with, and borrowed the full amount of such promissory note from, Dancing Bear. The promissory note is unsecured and matures and is due on the first to occur of (i) September 22, 2016, or (ii) an event of default as defined under the promissory note. Interest at the rate of 10% per annum is payable by the Company on all unpaid borrowings under the Promissory Note. For the period from March 23, 2016 until June 30, 2016, the Company accrued $1,370 of interest expense on the 2016 Promissory Note.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2016 COMPARED TO

THE THREE MONTHS ENDED JUNE 30, 2015

CONTINUING OPERATIONS

NET REVENUE. Commensurate with the sale of our Tralliance business on September 29, 2008, we became a shell company. As a result, net revenue for both the three months ended June 30, 2016 and 2015 was $0.

GENERAL AND ADMINISTRATIVE. General and administrative expenses include only customary public company expenses, including accounting, legal, audit, insurance and other related public company costs. General and administrative expenses totaled approximately $23 thousand in the second quarter of 2016 as compared to approximately $25 thousand for the same quarter of the prior year.

RELATED PARTY TRANSACTIONS.  Related party transaction expense totaled $60 thousand for both the three months ended June 30, 2016, and 2015 and consisted of management services fees payable to Dancing Bear for accounting, finance, administrative and managerial support.

RELATED PARTY INTEREST EXPENSE. Related party interest expense for the three months ended June 30, 2016 and 2015 was approximately $14 thousand and $12 thousand, respectively, and consisted primarily of interest due and payable to Dancing Bear under the Revolving Loan Agreement.

RELATED PARTY OTHER INCOME.  Related party other income consists of the minimum Earn-out payable quarterly by Tralliance Registry Management to the Company.  Related party other income for the three months ended June 30, 2016 was $0 compared to approximately $37 thousand for the three months ended June 30, 2015 due to the expiration of the Earn-out Agreement on May 5, 2015.

INCOME TAXES. No tax benefit was recorded for the losses incurred during the second quarter of 2016 or the second quarter of 2015 as we recorded a 100% valuation allowance against our otherwise recognizable deferred tax assets due to the uncertainty surrounding the timing or ultimate realization of the benefits of our net operating loss carryforwards in future periods.

SIX MONTHS ENDED JUNE 30, 2016 COMPARED TO

THE SIX MONTHS ENDED JUNE 30, 2015

CONTINUING OPERATIONS

NET REVENUE. Net revenue totaled $0 for both the six months ended June 30, 2016 and 2015.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses include only customary public company expenses, including accounting, legal, audit, insurance and other related public company costs.   General and administrative expenses totaled approximately $43 thousand for the first six months of 2016 as compared to approximately $44 thousand for the same period of 2015.

RELATED PARTY TRANSACTIONS. Related party transaction expense totaled $120 thousand for both the six months ended June 30, 2016, and 2015 and consisted of management services fees payable to Dancing Bear for accounting, finance, administrative and managerial support.

RELATED PARTY INTEREST EXPENSE. Related party interest expense for the six months ended June 30, 2016 and 2015 was approximately $26 thousand and $25 thousand, respectively, and consisted primarily of interest due and payable to Dancing Bear under the Revolving Loan Agreement.

RELATED PARTY OTHER INCOME.  Related party other income consists of the minimum Earn-Out payable quarterly by Tralliance Registry Management to the Company.  Related party other income for the six months ended June 30, 2016 was $0 compared to $150 thousand for the six months ended June 30, 2015 due to the expiration of the Earn-out Agreement on May 5, 2015.

INCOME TAXES. No tax benefit was recorded for the losses incurred during the first half of 2016 or the first half of 2015 as we recorded a 100% valuation allowance against our otherwise recognizable deferred tax assets due to the uncertainty surrounding the timing or ultimate realization of the benefits of our net operating loss carryforwards in future periods.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ITEMS

As of June 30, 2016, we had $19,508 in cash and cash equivalents as compared to $20,585 as of December 31, 2015. Net cash flows used in operating activities of continuing operations totaled approximately $51 thousand for the six months ended June 30, 2016 compared to net cash flows provided from operating activities of continuing operations of approximately $97 thousand for the six months ended June 30, 2015.

The decrease in net cash flows from continuing operations in the current year compared to the prior year was due primarily to the fact that the Company received approximately $150 thousand in Earn-out payments in 2015 compared to $0 in 2016 as a result of the expiration of the Earn-out Agreement on May 5, 2015.

A total of approximately $4 hundred in net cash flows were used in the operating activities of discontinued operations during the six month period ended June 30, 2016 compared to approximately $35 thousand for the six months ended June 30, 2015 due to final installment payments made on VoIP telephony business accounts payables during the second quarter of 2015.

As discussed earlier, on March 23, 2016, the Company borrowed $50 thousand under the 2016 Promissory Note from Dancing Bear with such borrowing reflected within Cash Flows from Financing Activities for the six months ended June 30, 2016.

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

Since 2008, the Company was able to continue operating as a going concern due principally to funding of $500 thousand received during 2008 under a Revolving Loan Agreement with an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer and total proceeds of approximately $2.437 million received during 2009 through the second quarter of 2015 under an Earn-out Agreement with an entity also controlled by Mr. Egan, as well as the forbearance of its creditors. The Earn-out period expired on May 5, 2015, with the final pro-rated payment of $37 thousand received by the Company in May 2015. Additionally, as more fully discussed in Note 4, “Debt” in the condensed consolidated financial statements, in March 2016, the Company received funding of $50 thousand under a promissory note entered into with the same entity that provided funding under the Revolving Loan Agreement (the “2016 Promissory Note”).

At June 30, 2016, the Company had a net working capital deficit of approximately $1.723 million.  Such working capital deficit included (i) a total of approximately $949 thousand in principal and accrued interest owed under the aforementioned Revolving Loan Agreement and 2016 Promissory Note; (ii) a total of approximately $650 thousand in management service fees owed under a Master Services Agreement to an entity controlled by Mr. Egan; (iii) a total of approximately $131 thousand of accrued officer compensation due primarily to Mr. Egan; and (iv) an aggregate of approximately $19 thousand in other unsecured accounts payable and accrued expenses owed to non-related parties.

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

As discussed previously, on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229 million shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6.4 million). However, the Company continues to be obligated to repay its principal borrowings totaling $550 thousand , plus accrued interest of $399 thousand due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement and 2016 Promissory Note.

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

It is the Company’s preference to avoid filing for protection under the U.S. Bankruptcy Code. However, based upon the Company’s current financial condition as discussed above, management believes that additional debt or equity capital will need to be raised in order for theglobe to continue to operate as a going concern on a long-term basis. Any such capital would likely come from Mr. Egan, as the Company currently has no access to credit facilities and has traditionally relied on borrowings from related parties to meet short-term liquidity needs. Any such equity capital would likely result in very substantial dilution in the number of outstanding shares of the Company’s Common Stock. Given theglobe’s current financial condition, it has no intent to seek to acquire or start any new businesses. The Company intends to use the proceeds from the 2016 Promissory Note and seek other loans from Mr. Egan and related entities, if necessary, to fund its public company operating costs while it explores its options related to the future of theglobe.

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

Not applicable to smaller reporting companies such as this Company.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, and have determined there to be no reportable changes.

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

Since 2008, the Company was able to continue operating as a going concern due principally to funding of $500 thousand received during 2008 under a Revolving Loan Agreement with an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer and total proceeds of approximately $2.437 million received during 2009 through the second quarter of 2015 under an Earn-out Agreement with an entity also controlled by Mr. Egan, as well as the forbearance of its creditors. The Earn-out period expired on May 5, 2015, with the final pro-rated payment of $37 thousand received by the Company in May 2015. Additionally, as more fully discussed in Note 4, “Debt” in the condensed consolidated financial statements, in March 2016, the Company received funding of $50 thousand under a promissory note entered into with the same entity that provided funding under the Revolving Loan Agreement (the “2016 Promissory Note”).

At June 30, 2016, the Company had a net working capital deficit of approximately $1.723 million.  Such working capital deficit included (i) a total of approximately $949 thousand in principal and accrued interest owed under the aforementioned Revolving Loan Agreement and 2016 Promissory Note; (ii) a total of approximately $650 thousand in management service fees owed under a Master Services Agreement to an entity controlled by Mr. Egan; (iii) a total of approximately $131 thousand of accrued officer compensation due primarily to Mr. Egan; and (iv) an aggregate of approximately $19 thousand in other unsecured accounts payable and accrued expenses owed to non-related parties.

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

As discussed previously, on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229 million shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6.4 million). However, the Company continues to be obligated to repay its principal borrowings totaling $550 thousand , plus accrued interest of $399 thousand due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement and 2016 Promissory Note.

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

It is the Company’s preference to avoid filing for protection under the U.S. Bankruptcy Code. However, based upon the Company’s current financial condition as discussed above, management believes that additional debt or equity capital will need to be raised in order for theglobe to continue to operate as a going concern on a long-term basis. Any such capital would likely come from Mr. Egan, as the Company currently has no access to credit facilities and has traditionally relied on borrowings from related parties to meet short-term liquidity needs. Any such equity capital would likely result in very substantial dilution in the number of outstanding shares of the Company’s Common Stock. Given theglobe’s current financial condition, it has no intent to seek to acquire or start any new businesses. The Company intends to use the proceeds from the 2016 Promissory Note and seek other loans from Mr. Egan and related entities, if necessary, to fund its public company operating costs while it explores its options related to the future of theglobe.

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

RISKS RELATING TO OUR COMMON STOCK

WE ARE CONTROLLED BY OUR CHAIRMAN.

On September 29, 2008, in connection with the sale of Tralliance, the Company issued 229 million shares of its Common Stock to Registry Management, an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer. Previously on June 10, 2008, Dancing Bear Investments, Inc., also an entity controlled by Mr. Egan, converted an aggregate of $400 thousand of outstanding convertible secured promissory notes due to them by the Company into 40 million shares of our Common Stock. As a result of the issuance of the 269 million shares under the transactions described above, Mr. Egan’s beneficial ownership has been increased to approximately 76% of the Company’s Common Stock and he continues to own such amount at June 30, 2016. Accordingly, Mr. Egan is in a position to control the vote on all corporate actions in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered Sales of Equity Securities.

None.

(b) Use of Proceeds From Sales of Registered Securities.

Not applicable.

(c) Repurchases.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.1NS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

theglobe.com, inc.

Dated : August 10, 2016	By:	/s/ Michael S. Egan
Michael S. Egan
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Edward A. Cespedes
Edward A. Cespedes
President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.1NS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

