Form 10-Q
period 2016-09-30
THEGLOBE COM INC
filed 2016-11-10
CIK 1066684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes ☒   No ☐

The number of shares outstanding of the Registrant's Common Stock, $.001 par value (the "Common Stock") as of November 1, 2016 was 441,484,838.

THEGLOBE.COM, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THEGLOBE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2016	2015
	(UNAUDITED)
ASSETS
Current Assets:
Cash	$2,504	$20,585
Prepaid expenses	4,494	4,997

Total current assets	$6,998	$25,582

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable to related party	$709,570	$529,570
Accrued compensation due to related parties	130,769	130,769
Accounts payable	4,220	101
Accrued expenses and other current liabilities	25,000	26,000
Accrued interest due to related party	413,262	373,234
Notes payable due to related party	550,000	500,000

Total current liabilities	1,832,821	1,559,674

Stockholders' Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 441,484,838 issued and outstanding at September 30, 2016 and December 31, 2015	441,485	441,485

Additional paid-in capital	294,301,845	294,301,845
Accumulated deficit	(296,569,153)	(296,277,422)

Total stockholders' deficit	(1,825,823)	(1,534,092)

Total liabilities and stockholders’ deficit	$6,998	$25,582

See notes to unaudited condensed consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(UNAUDITED)		(UNAUDITED)

Net Revenue	$—	$—	$—	$—

Operating Expenses:
General and administrative	28,467	22,280	71,230	66,502
Related party transactions	60,000	60,000	180,000	180,000
	88,467	82,280	251,230	246,502

Operating Loss from Continuing Operations	(88,467)	(82,280)	(251,230)	(246,502)

Other Income (Expense), net:
Related party interest expense	(13,863)	(12,602)	(40,027)	(37,397)
Related party other income	—	—	—	149,625
	(13,863)	(12,602)	(40,027)	112,228

Loss from Continuing Operations Before Income Tax	(102,330)	(94,882)	(291,257)	(134,274)

Income Tax Provision	—	—	—	—
Loss from Continuing Operations	(102,330)	(94,882)	(291,257)	(134,274)

Discontinued Operations, net of tax:	(99)	—	(474)	40,560

Net Loss	$(102,429)	$(94,882)	$(291,731)	$(93,714)

Income Per Share:
Basic and Diluted:
Continuing Operations	$—	$—	$—	$—
Discontinued Operations	$—	$—	$—	$—

Weighted Average Common Shares Outstanding	441,484,838	441,484,838	441,484,838	441,484,838

See notes to unaudited condensed consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2016	2015
	(UNAUDITED)
Cash Flows from Operating Activities:
Net loss	$(291,731)	$(93,714)
Add back: (income) loss from discontinued operations	474	(40,560)
Net loss from continuing operations	(291,257)	(134,274)

Adjustments to reconcile net loss from continuing operations to net cash flows from operating activities

Changes in operating assets and liabilities
Prepaid and other current assets	503	445
Accounts payable to related party	180,000	180,000
Accounts payable	4,119	(225)
Accrued expenses and other current liabilities	(1,000)	(1,050)
Accrued interest due to related party	40,028	37,397

Net cash flows from operating activities of continuing operations	(67,607)	82,293
Net cash flows from operating activities of discontinued operations	(474)	(35,375)
Net cash flows from operating activities	(68,081)	46,918

Cash Flows from Financing Activities:
Borrowings on Notes Payable	50,000	—
Net cash flows from financing activities	50,000	—

Net Increase (Decrease) in Cash and Cash Equivalents	(18,081)	46,918
Cash and Cash Equivalents, at beginning of period	20,585	53
Cash and Cash Equivalents, at end of period	$2,504	$46,971

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

UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The unaudited interim condensed consolidated financial statements of the Company as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed consolidated financial statements.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2016 and the results of its operations for the three and nine months ended September 30, 2016 and 2015. The results of operations for such periods are not necessarily indicative of results expected for the full year or for any future period.

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

	2016	2015
Options to purchase common stock	—	100,000

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

Since 2008, the Company was able to continue operating as a going concern due principally to funding of $500,000 received during 2008 under a Revolving Loan Agreement with an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer and a total of approximately $2,437,000 received during 2009 through the second quarter of 2015 under an Earn-out Agreement with an entity also controlled by Mr. Egan, as well as the forbearance of its creditors. The Earn-out period expired on May 5, 2015, with the final pro-rated payment of $37,000 received by the Company in May 2015. More recently, as more fully described in Note 4, “Debt,” the Company received fundings of $50,000 each in both March 2016 and November 2016 under Promissory Notes entered into with the same entity that provided funding under the Revolving Loan Agreement (the “2016 Promissory Notes”).

At September 30, 2016, the Company had a net working capital deficit of approximately $1,826,000.  Such working capital deficit included (i) a total of approximately $963,000 in principal and accrued interest owed under the aforementioned Revolving Loan Agreement; (ii) a total of approximately $710,000 in management service fees owed under a Master Services Agreement to an entity controlled by Mr. Egan; (iii) a total of approximately $131,000 of accrued officer compensation due primarily to Mr. Egan; and (iv) an aggregate of approximately $29,000 in unsecured accounts payable and accrued expenses owed to non-related third parties.

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

As discussed previously, on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229,000,000 shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6,400,000). However, as of September 30, 2016, the Company continues to be obligated to repay its principal borrowings totaling $550,000, plus accrued interest of $413,000, due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement and March 2016 Promissory Note, as well as its recent $50,000 borrowing from Dancing Bear under the November 2016 Promissory Note.

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

MANAGEMENT’S PLANS

On a short term liquidity basis, the Company must receive the continued indulgence of its primary creditor, Mr. Egan, including the continued forebearance of Mr. Egan and related entities in making demand for payment for amounts outstanding under the Revolving Loan Agreement, the 2016 Promissory Notes and the Master Services Agreement, in order to continue as a going concern.

It is the Company’s preference to avoid filing for protection under the U.S. Bankruptcy Code. However, based upon the Company’s current financial condition as discussed above, management believes that additional debt or equity capital will need to be raised in order for theglobe to continue to operate as a going concern on a long-term basis. Any such equity capital would likely come from Mr. Egan, as the Company currently has no access to credit facilities and has traditionally relied on borrowings from related parties to meet short-term liquidity needs. Any such capital would likely result in very substantial dilution in the number of outstanding shares of the Company’s Common Stock. Given theglobe’s current financial condition, it has no intent to seek to acquire or start any new businesses. The Company intends to use the proceeds from the 2016 Promissory Notes and seek other loans from Mr. Egan and related entities, if necessary, to fund its public company operating costs while it explores its options related to the future of theglobe.

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

During the fourth quarter of 2012, the Company re-evaluated all remaining liabilities of its VoIP telephony services business in light of the passage of time and applicable state statute of limitation laws. Based upon this re-evaluation, the Company derecognized accounts payable liabilities related to six (6) former telecommunication vendors totaling approximately $1,354,000, including the disputed liabilities of approximately $1,000,000 discussed earlier, from its balance sheet at December 31, 2012. As discussed earlier in Note 2, “Liquidity and Going Concern Considerations,” a former telephony services business vendor agreed to forgive its remaining account balance of approximately $41,000 during the second quarter of 2015. Accordingly, there are no Discontinued Operations liabilities at September 30, 2016.

(4) DEBT

Debt consists of notes payables due to a related party, as summarized below:

	September 30, 2016	December 31, 2015
2008 Revolving Loan Notes due to a related party; due on demand	$500,000	$500,000
2016 Promissory Note due to a related party; due on demand	50,000	—
	550,000	$500,000

On June 6, 2008, the Company and its subsidiaries, as guarantors, entered into a Revolving Loan Agreement with Dancing Bear Investments, Inc. (“Dancing Bear”), pursuant to which Dancing Bear may loan up to $500,000 to the Company on a revolving basis (the “Credit Line”). Dancing Bear is controlled by Michael S. Egan, our Chairman and Chief Executive Officer. In connection with its entry into the Credit Line, the Company borrowed $100,000 under the Credit Line. Subsequently, during the remainder of 2008, the Company made additional borrowings totaling the final $400,000 available under the Credit Line. As of September 30, 2016 and December 31, 2015, outstanding principal of $500,000 and accrued interest of $410,631 and $373,234 respectively, related to this Line of Credit have been reflected as current liabilities in our Condensed Consolidated Balance Sheet. Related Party Interest Expense related to the Credit Line of $37,397 was recognized in our Condensed Consolidated Statement of Operations during both the nine months ended September 30, 2016 and 2015, respectively.

On May 7, 2009, the Company entered into a Note and Modification Agreement with Dancing Bear, which amended the repayment terms of the Revolving Loan Agreement. Under the terms of the Note Modification Agreement, from and after June 6, 2009 (the original maturity date of the Credit Line), all amounts due under the Revolving Loan Agreement, including principal and accrued interest, will be due and payable by the Company in one lump sum on the earlier of (i) five (5) business days following any demand for payment, which demand can be made by Dancing Bear at any time; or (ii) upon the occurrence of an event of default, as defined in the Revolving Loan Agreement. All funds borrowed under the Credit Line may be prepaid in whole or in part, without penalty, at any time during the term of the Credit Line.

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

On March 23, 2016, the Company entered into a $50,000 promissory note (the “March 2016 Promissory Note”) with, and borrowed the full amount of such promissory note from, Dancing Bear. The promissory note is unsecured and initially matured and was due on the first to occur of (i) September 22, 2016, or (ii) an event of default as defined under the promissory note. On September 20, 2016, the Company entered into a Note and Modification Agreement with Dancing Bear. Under the terms of the Note Modification Agreement, from and after September 22, 2016 (the original maturity date of promissory note) all amounts due under the promissory note, including principal and accrued interest, will be due and payable on the earlier of (i) five (5) business days following any demand for payment, which demand can be made by Dancing Bear at any time; or (ii) an event of default as defined under the promissory note. Interest at the rate of 10% per annum is payable by the Company on all unpaid borrowings under the promissory note. The Company used the proceeds from the promissory note to pay its public company operating costs from March 2016 to September 2016. For the period from March 23, 2016 until September 30, 2016, the Company accrued $2,632 of interest expense on the promissory note.

On November 7, 2016, the Company entered into a second $50,000 promissory note (the “November 2016 Promissory Note”) with, and borrowed the full amount of such promissory note from, Dancing Bear. The promissory note is unsecured and matures with all amounts due, including principal and accrued interest, on the earlier of (i) five (5) business days following any demand for payment, which demand can be made by Dancing Bear at any time; or (ii) an event of default as defined under the promissory note. The Company intends to use the proceeds from the promissory note to pay its public company operating costs over a short period of time.

The Company has no ability to repay any of the loans discussed above should Dancing Bear demand payment.

(5) STOCK OPTION PLANS

As of September 30, 2016, there were no shares available for grant under the Company’s stock option plans and remaining stock options outstanding and exercisable expired in August 2016.

There were no stock option grants or exercises during each of the nine months ended September 30, 2016 and 2015.

 Stock option activity during the nine months ended September 30, 2016 was as follows:

	Total Options	Weighted Average Exercise Price
Outstanding at December 31, 2015	100,000	$0.14
Granted	—
Exercised	—
Expired	100,000	—
Outstanding at September 30, 2016	—	$0.14
Options exercisable at September 30, 2016	—	$0.14

Stock compensation cost is recognized on a straight-line basis over the vesting period. At September 30, 2016, there was no unrecognized compensation expense related to unvested stock options.

(6)   RELATED PARTY TRANSACTIONS

On June 6, 2008, the Company entered into a Revolving Loan Agreement with Dancing Bear Investments, Inc. (“Dancing Bear”), pursuant to which Dancing Bear may loan up to $500,000 to the Company on a revolving basis (the “Credit Line”).   Dancing Bear is an entity controlled by Michael S. Egan, the Company’s Chairman and Chief Executive Officer.  During 2008 the Company made borrowings totaling the full amount of the $500,000 Credit Line.  At September 30, 2016, outstanding principal and accrued interest under the Credit Line totaled $500,000 and $410,631, respectively.  During both the nine months ended September 30, 2016 and 2015, interest expense related to the Credit Line of $37,397 was recorded.  All borrowings under the Credit Line, including accrued interest on borrowed funds at the rate of 10% per annum, were initially due and payable in one lump sum on the first anniversary of the Credit Line, or June 6, 2009, or sooner upon the occurrence of an event of default under the loan documentation.  On May 7, 2009, such repayment terms were amended so as to require the Company to repay any or all amounts due under the Credit Line in one lump sum on the earlier of (i) five business days following any demand for payment that is made on or after June 6, 2009, or (ii) the occurrence of an event of default as defined in the Revolving Credit Agreement. All borrowings under the Revolving Loan Agreement are secured by a pledge of all the assets of the Company and its subsidiaries.

During the nine months ended September 30, 2016 and 2015, the Company received minimum Earn-out installment payments from Tralliance Registry Management Company LLC (“Tralliance Registry Management”) totaling $0 and $149,625, respectively, under an Earn-out Agreement entered into on September 29, 2008 by and between Tralliance Registry Management and the Company. Such Earn-out payments have been recorded as related party income in our condensed consolidated statements of operations.  Tralliance Registry Management is an entity controlled by Michael S. Egan, and each of our two remaining executive officers and Board members, Edward A. Cespedes, our President, and Robin S. Lebowitz, our Vice President of Finance, who own a minority interest in The Registry Management Company, LLC, the parent company of Tralliance Registry Management.

During both the nine months ended September 30, 2016 and 2015, the Company paid $0 in management services fees to Dancing Bear and recorded related party transactions expense of $180,000 and $180,000, respectively, in its condensed consolidated statement of operations, under a Master Services Agreement entered into on September 29, 2008 by and between Dancing Bear and the Company.   At September 30, 2016, a total of $709,570 in management service fees remains unpaid and is accrued on the Company’s condensed consolidated balance sheet.

On March 23, 2016, the Company entered into a $50,000 promissory note (the “March 2016 Promissory Note”) with, and borrowed the full amount of such promissory note from, Dancing Bear. The promissory note is unsecured and bears interest at the rate of 10% per annum. All unpaid borrowings under the promissory note as amended on September 20, 2016 (see Note 4 “Debt”), including accrued interest, are due and payable by the Company in one lump sum on the earlier of (i) five (5) business days following any demand for payment by Dancing Bear, which demand can be made at any time; or (ii) the occurrence of an event of default as defined in the promissory note. From the period from March 23, 2016 to September 30, 2016, the Company accrued interest expense of $2,632 on the promissory note.

On November 7, 2016, the Company entered into a second $50,000 promissory note (the “November 2016 Promissory Note”) with, and borrowed the full amount of such promissory note from, Dancing Bear. See Note 4 “Debt” for further details.

(7)   SUBSEQUENT EVENTS

The Company’s management evaluated subsequent events through the time of the filing of this report on Form 10-Q. The Company’s management is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on its consolidated financial statements except for the following:

On November 7, 2016, the Company entered into a $50,000 promissory note (the “November 2016 Promissory Note”) with, and borrowed the full amount of such promissory note from, Dancing Bear. See Note 4 “Debt” for further details.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO

THE THREE MONTHS ENDED SEPTEMBER 30, 2015

CONTINUING OPERATIONS

NET REVENUE. Commensurate with the sale of our Tralliance business on September 29, 2008, we became a shell company. As a result, net revenue for both the three months ended September 30, 2016 and 2015 was $0.

GENERAL AND ADMINISTRATIVE. General and administrative expenses include only customary public company expenses, including accounting, legal, audit, insurance and other related public company costs. General and administrative expenses totaled approximately $28 thousand in the third quarter of 2016 as compared to approximately $22 thousand for the same quarter of the prior year.

RELATED PARTY TRANSACTIONS.  Related party transaction expense totaled $60 thousand for both the three months ended September 30, 2016 and 2015 and consisted of management services fees payable to Dancing Bear for accounting, finance, administrative and managerial support.

RELATED PARTY INTEREST EXPENSE. Related party interest expense for the three months ended September 30, 2016 and 2015 was approximately $14 thousand and $13 thousand, respectively, and consisted primarily of interest due and payable to Dancing Bear under the Revolving Loan Agreement.

INCOME TAXES. No tax benefit was recorded for the losses incurred during the third quarter of 2016 or the third quarter of 2015 as we recorded a 100% valuation allowance against our otherwise recognizable deferred tax assets due to the uncertainty surrounding the timing or ultimate realization of the benefits of our net operating loss carryforwards in future periods.

NINE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO

THE NINE MONTHS ENDED SEPTEMBER 30, 2015

CONTINUING OPERATIONS

NET REVENUE. Net revenue totaled $0 for both the nine months ended September 30, 2016 and 2015.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses include only customary public company expenses, including accounting, legal, audit, insurance and other related public company costs.   General and administrative expenses totaled approximately $71 thousand for the first nine months of 2016 as compared to approximately $67 thousand for the same period of 2015.

RELATED PARTY TRANSACTIONS. Related party transaction expense totaled $180 thousand for both the nine months ended September 30, 2016 and 2015 and consisted of management services fees payable to Dancing Bear for accounting, finance, administrative and managerial support.

RELATED PARTY INTEREST EXPENSE. Related party interest expense for both the nine months ended September 30, 2016 and 2015 was approximately $40 thousand and $37 thousand, respectively, and consisted primarily of interest due and payable to Dancing Bear under the Revolving Loan Agreement.

RELATED PARTY OTHER INCOME.  Related party other income consists of the minimum Earn-Out payable quarterly by Tralliance Registry Management to the Company.  Related party other income for the nine months ended September 30, 2016 was $0 compared to $150 thousand for the nine months ended September 30, 2015 due to the expiration of the Earn-out Agreement on May 5, 2015.

INCOME TAXES. No tax benefit was recorded for the losses incurred during the nine months ended September 30, 2016 and 2015 as we recorded a 100% valuation allowance against our otherwise recognizable deferred tax assets due to the uncertainty surrounding the timing or ultimate realization of the benefits of our net operating loss carryforwards in future periods.

DISCONTINUED OPERATIONS

A former telephony services business vendor agreed to forgive its remaining account balance of approximately $41 thousand owed by the Company to such vendor during the second quarter of 2015. Accordingly, a gain on forgiveness of debt in such amount was recorded and is included in results of operations for discontinued operations for the nine months ended September 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ITEMS

As of September 30, 2016, we had $2,504 in cash as compared to $20,585 as of December 31, 2015. Net cash flows used in operating activities of continuing operations totaled approximately $68 thousand for the nine months ended September 30, 2016 compared to approximately $82 thousand of net cash flows provided from operating activities of continued operations for the nine months ended September 30, 2015.

A total of approximately $474 in net cash flows were used in the operating activities of discontinued operations during the nine months ended September 30, 2016 compared to approximately $35 thousand for the nine months ended September 30, 2015.

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

Since 2008, the Company was able to continue operating as a going concern due principally to funding of $500 thousand received during 2008 under a Revolving Loan Agreement with an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer and a total of approximately $2.437 million received during 2009 through the second quarter of 2015 under an Earn-out Agreement with an entity also controlled by Mr. Egan, as well as the forbearance of its creditors. The Earn-out period expired on May 5, 2015, with the final pro-rated payment of $37 thousand received by the Company in May 2015. More recently, as more fully described in Note 4, “Debt,” the Company received fundings of $50 thousand each in both March 2016 and November 2016 under promissory notes entered into with the same entity that provided funding under the Revolving Loan Agreement (the “2016 Promissory Notes”).

At September 30, 2016, the Company had a net working capital deficit of approximately $1.826 million.  Such working capital deficit included (i) a total of approximately $963 thousand in principal and accrued interest owed under the aforementioned Revolving Loan Agreement; (ii) a total of approximately $710 thousand in management service fees owed under a Master Services Agreement to an entity controlled by Mr. Egan; (iii) a total of approximately $131 thousand of accrued officer compensation due primarily to Mr. Egan; and (iv) an aggregate of approximately $29 thousand in unsecured accounts payable and accrued expenses owed to non-related third parties.

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

As discussed previously, on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229 million shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6.4 million). However, as of September 30, 2016, the Company continues to be obligated to repay its principal borrowings totaling $550 thousand, plus accrued interest of $413 thousand, due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement and March 2016 Promissory Note, as well as its recent $50 thousand borrowing from Dancing Bear under the November 2016 Promissory Note.

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

On a short term liquidity basis, the Company must receive the continued indulgence of its primary creditor, Mr. Egan, including the continued forebearance of Mr. Egan and related entities in making demand for payment for amounts outstanding under the Revolving Loan Agreement, the 2016 Promissory Notes and the Master Services Agreement, in order to continue as a going concern.

It is the Company’s preference to avoid filing for protection under the U.S. Bankruptcy Code. However, based upon the Company’s current financial condition as discussed above, management believes that additional debt or equity capital will need to be raised in order for theglobe to continue to operate as a going concern on a long-term basis. Any such capital equity would likely come from Mr. Egan, as the Company currently has no access to credit facilities and has traditionally relied on borrowings from related parties to meet short-term liquidity needs. Any such capital would likely result in very substantial dilution in the number of outstanding shares of the Company’s Common Stock. Given theglobe’s current financial condition, it has no intent to seek to acquire or start any new businesses. The Company intends to use the proceeds from the 2016 Promissory Notes and seek other loans from Mr. Egan and related entities, if necessary, to fund its public company operating costs while it explores its options related to the future of theglobe.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, and have determined there to be no reportable changes.

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

Since 2008, the Company was able to continue operating as a going concern due principally to funding of $500 thousand received during 2008 under a Revolving Loan Agreement with an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer and a total of approximately $2.437 million received during 2009 through the second quarter of 2015 under an Earn-out Agreement with an entity also controlled by Mr. Egan, as well as the forbearance of its creditors. The Earn-out period expired on May 5, 2015, with the final pro-rated payment of $37 thousand received by the Company in May 2015. More recently, as more fully described in Note 4, “Debt,” the Company received fundings of $50 thousand each in both March 2016 and November 2016 under Promissory Notes entered into with the same entity that provided funding under the Revolving Loan Agreement (the “2016 Promissory Notes”).

At September 30, 2016, the Company had a net working capital deficit of approximately $1.826 million.  Such working capital deficit included (i) a total of approximately $963 thousand in principal and accrued interest owed under the aforementioned Revolving Loan Agreement; (ii) a total of approximately $710 thousand in management service fees owed under a Master Services Agreement to an entity controlled by Mr. Egan; (iii) a total of approximately $131 thousand of accrued officer compensation due primarily to Mr. Egan; and (iv) an aggregate of approximately $29 thousand in unsecured accounts payable and accrued expenses owed to non-related third parties.

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

As discussed previously, on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229 million shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6.4 million). However, as of September 30, 2016, the Company continues to be obligated to repay its principal borrowings totaling $550 thousand, plus accrued interest of $413 thousand, due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement and March 2016 Promissory Note, as well as its recent $50 thousand borrowing from Dancing Bear under the November 2016 Promissory Note.

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

On a short term liquidity basis, the Company must receive the continued indulgence of its primary creditor, Mr. Egan, including the continued forebearance of Mr. Egan and related entities in making demand for payment for amounts outstanding under the Revolving Loan Agreement, the 2016 Promissory Notes and the Master Services Agreement, in order to continue as a going concern.

It is the Company’s preference to avoid filing for protection under the U.S. Bankruptcy Code. However, based upon the Company’s current financial condition as discussed above, management believes that additional debt or equity capital will need to be raised in order for theglobe to continue to operate as a going concern on a long-term basis. Any such capital equity would likely come from Mr. Egan, as the Company currently has no access to credit facilities and has traditionally relied on borrowings from related parties to meet short-term liquidity needs. Any such capital would likely result in very substantial dilution in the number of outstanding shares of the Company’s Common Stock. Given theglobe’s current financial condition, it has no intent to seek to acquire or start any new businesses. The Company intends to use the proceeds from the 2016 Promissory Notes and seek other loans from Mr. Egan and related entities, if necessary, to fund its public company operating costs while it explores its options related to the future of theglobe.

WE MAY NOT BE SUCCESSFUL IN SETTLING DISPUTED VENDOR CHARGES.

During 2014, we derecognized approximately $84 thousand of liabilities (including $33 thousand of disputed liabilities) related to our former Tralliance business. Additionally, during 2012, we derecognized approximately $1.354 million of old liabilities related to our former VoIP telephony services business (including approximately $1 million of disputed liabilities) and in 2013 we derecognized approximately $296 thousand of old liabilities related to our former Tralliance business (including $170 thousand of disputed liabilities). These liabilities were derecognized based on our belief that the applicable statute of limitations periods to bring claims to collect such liabilities have expired. There can no assurance that vendors will not file claims and attempt to collect certain of these derecognized liabilities for which we believe the statute of limitations has lapsed. Should vendors file claims, there can be no assurance that the Company will be successful in settling the claims without significant costs, including attorney’s fees. Any adverse outcome in any of these matters could materially and adversely affect our financial position, utilize a significant portion of our cash resources and/or require additional capital to be infused into the Company, and adversely affect our ability to continue as a going concern.

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

RISKS RELATING TO OUR COMMON STOCK

WE ARE CONTROLLED BY OUR CHAIRMAN.

On September 29, 2008, in connection with the sale of Tralliance, the Company issued 229 million shares of its Common Stock to Registry Management, an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer. Previously on June 10, 2008, Dancing Bear Investments, Inc., also an entity controlled by Mr. Egan, converted an aggregate of $400 thousand of outstanding convertible secured promissory notes due to them by the Company into 40 million shares of our Common Stock. As a result of the issuance of the 269 million shares under the transactions described above, Mr. Egan’s beneficial ownership has been increased to approximately 76% of the Company’s Common Stock and he continues to own such amount at September 30, 2016. Accordingly, Mr. Egan is in a position to control the vote on all corporate actions in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered Sales of Equity Securities.

None.

(b) Use of Proceeds From Sales of Registered Securities.

Not applicable.

(c) Repurchases.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Note Modification Agreement dated as of September 20, 2016 by and between Dancing Bear Investments, Inc. and theglobe.com, inc.

10.2	Promissory Note dated as of November 7, 2016 by and between Dancing Bear Investments, Inc. and theglobe.com, inc.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.1NS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

theglobe.com, inc.

Dated : November 10, 2016	By:	/s/ Michael S. Egan
Michael S. Egan
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Edward A. Cespedes
Edward A. Cespedes
President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

10.1	Note Modification Agreement dated as of September 20, 2016 by and between Dancing Bear Investments, Inc. and theglobe.com, inc.

10.2	Promissory Note dated as of November 7, 2016 by and between Dancing Bear Investments, Inc. and theglobe.com, inc.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.1NS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

