Form 10-K
period 2016-12-31
THEGLOBE COM INC
filed 2017-03-30
CIK 1066684

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

☒   Yes  ☐ No

Aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of the close of business as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2016: $117,243.*

*Includes voting stock held by third parties, which may be deemed to be beneficially owned by affiliates, but for which such affiliates have disclaimed beneficial ownership.

The number of shares outstanding of the Registrant's Common Stock, $.001 par value (the "Common Stock"), as of March 1, 2017 was 441,484,838.

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

As of December 31, 2016, as reflected in our accompanying Consolidated Balance Sheet, our current liabilities significantly exceed our total assets.  Additionally, we received a report from our independent registered public accountants, relating to our December 31, 2016 audited financial statements, containing an explanatory paragraph regarding our ability to continue as a going concern. It is the Company’s preference to avoid filing for protection under the U.S. Bankruptcy Code.  However, unless the Company is successful in restructuring or settling its current liabilities and/or raising additional debt or equity securities, it may not be able to continue to operate as a going concern for any significant length of time in the future.  Notwithstanding the above, theglobe currently intends to continue as a public company and make all the requisite filings under the Securities and Exchange Act of 1934.

SALE OF TRALLIANCE AND SHARE ISSUANCE

On September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management and (ii) issued 229 million shares of its Common Stock (the “Shares”) to The Registry Management Company, LLC (“Registry Management”), (the “Purchase Transaction”).  Tralliance Registry Management and Registry Management are entities directly or indirectly controlled by Michael S. Egan, our Chairman and Chief Executive Officer and principal stockholder, and each of our two remaining executive officers and Board members, Edward A. Cespedes, our President, and Robin Segaul Lebowitz, our Vice President of Finance, own a minority interest in Registry Management.  After giving effect to the closing of the Purchase Transaction, and the issuance of the Shares thereunder, Mr. Egan beneficially owned approximately 76% of the Company’s Common Stock and continues to beneficially own such amount at December 31, 2016.

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

In connection with the closing of the Purchase Transaction, the Company entered into a Master Services Agreement (“Services Agreement”) with Dancing Bear Investments, Inc. (“Dancing Bear”), an entity which is controlled by Mr. Egan.  Under the terms of the Services Agreement, for a fee of $20 thousand per month ($240 thousand per annum), Dancing Bear provides personnel and services to the Company so as to enable it to continue its existence as a public company without the necessity of any full-time employees of its own.  The Services Agreement had an initial term of one year. The Services Agreement now automatically renews for additional one year terms unless notice is given by either party of intent not to renew, and has currently been renewed through September 2017.  Services under the Services Agreement include, without limitation, accounting, assistance with financial reporting, accounts payable, treasury/financial planning, record retention and secretarial and investor relations functions.

EMPLOYEES

As of March 1, 2017, we had no employees other than our executive officers.  Each of our executive officers are officers or directors of other companies, certain of which have ongoing business relationships with the Company.  Our executive officers currently devote very limited time to our business and receive no compensation from us. As discussed earlier, the business of the Company is currently managed by Dancing Bear Investments, Inc., an entity which is controlled by our Chairman and Chief Executive Officer, under a Master Services Agreement entered into on September 29, 2008.

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

Since 2008, the Company was able to continue operating as a going concern due principally to funding of $500 thousand received during 2008 under a Revolving Loan Agreement with an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer and total proceeds of approximately $2.437 million received during 2009 through the second quarter of 2015 under an Earn-out Agreement with an entity also controlled by Mr. Egan (as more fully discussed below), as well as the forbearance of its creditors. More recently, the Company received fundings of $50,000 each in both March 2016 and November 2016 under Promissory Notes entered into with the same entity that provided funding under the Revolving Loan Agreement (the “2016 Promissory Notes”). See Note 5, “Debt” in our consolidated financial statements for further details.

At December 31, 2016, the Company had a net working capital deficit of approximately $1.923 million.  Such working capital deficit included (i) a total of approximately $1.028 million in principal and accrued interest owed under the aforementioned Revolving Loan Agreement and Promissory Notes; (ii) a total of approximately $770 thousand in management service fees owed under a Master Services Agreement to an entity controlled by Mr. Egan; (iii) a total of approximately $131 thousand of accrued officer compensation due primarily to Mr. Egan and (iv) an aggregate of approximately $31 thousand in other unsecured accounts payable and accrued expenses owed to non-related parties.

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

As discussed previously, on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229 million shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6.4 million). However, the Company continues to be obligated to repay its principal borrowings and accrued interest due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement and 2016 Promissory Notes. The Company currently has no ability to repay these loans should a demand for payment be made by the noteholder.   Immediately after giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan beneficially owned approximately 76% of the Company’s Common Stock and continues to beneficially own such amount at December 31, 2016.

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

On March 29, 2017, the Company borrowed an additional $50,000 under a promissory note from an entity controlled by Mr. Egan (see Note 9, “Subequent Events”) for further details).

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

OUR NET OPERATING LOSS CARRYFORWARDS MAY BE SUBSTANTIALLY LIMITED.

As of December 31, 2016, we had net operating loss carryforwards which may be potentially available for U.S. tax purposes of approximately $136 million. These carryforwards expire through 2036. The Tax Reform Act of 1986 imposes substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change" of a corporation. Due to various significant changes in our ownership interests, as defined in the Internal Revenue Code of 1986, as amended, that occurred prior to December 31, 2008, we have substantially limited the availability of our net operating loss carryforwards.

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

RISKS RELATING TO OUR COMMON STOCK

WE ARE CONTROLLED BY OUR CHAIRMAN.

On September 29, 2008, in connection with the sale of Tralliance, the Company issued 229 million shares of its Common Stock to Registry Management, an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer. Previously on June 10, 2008, Dancing Bear Investments, Inc., also an entity controlled by Mr. Egan, converted an aggregate of $400 thousand of outstanding convertible secured promissory notes due to them by the Company into 40 million shares of our Common Stock. As a result of the issuance of the 269 million shares under the transactions described above, Mr. Egan’s beneficial ownership increased to approximately 76% of the Company’s Common Stock and he continues to beneficially own such amount as of December 31, 2016. Accordingly, Mr. Egan continues to be in a position to control the vote on all corporate actions in the future.

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

	2016		2015
	High	Low	High	Low
Fourth Quarter	$0.00	$0.00	$0.00	$0.00
Third Quarter	$0.00	$0.00	$0.00	$0.00
Second Quarter	$0.00	$0.00	$0.00	$0.00
First Quarter	$0.00	$0.00	$0.00	$0.00

HOLDERS OF COMMON STOCK

We had approximately 564 holders of record of Common Stock as of March 6, 2017. This does not reflect persons or entities that hold Common Stock in nominee or "street" name through various brokerage firms.

DIVIDENDS

We have not paid any cash dividends on our Common Stock since our inception and do not intend to pay dividends in the foreseeable future. Our board of directors will determine if we pay any future dividends.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS AS OF DECEMBER 31, 2016

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation plans approved by security holders	―	$	―	―

Equity Compensation plans not approved by security holders	―	$	―	―

Total	―	$	―	―

*	As of December 31, 2016, there were no shares available for grant under the Company’s stock option plans and remaining stock options outstanding and exercisable expired in August 2016. See Note 6, “Stock Option Plans” in the accompanying Notes to Consolidated Financial Statements.

STOCK PERFORMANCE GRAPH

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we have elected scaled disclosure reporting and therefore are not required to provide the stock performance graph.

RECENT SALES OF UNREGISTERED SECURITIES

(a)  Unregistered Sales of Equity Securities.

There were no unregistered sales of equity securities during the year ended December 31, 2016.

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

BASIS OF PRESENTATION OF CONSOLIDATED FINANCIAL STATEMENTS; GOING CONCERN

We received a report from our independent registered public accountants, relating to our December 31, 2016 audited consolidated financial statements, containing an explanatory paragraph regarding our ability to continue as a going concern.   As a shell company, management believes that theglobe will not be able to generate operating cash flows sufficient to fund its operations and pay its existing current liabilities in the foreseeable future.  Based upon our current limited cash resources and without the infusion of additional capital and/or the continued indulgence of its creditors, management does not believe the Company can operate as a going concern beyond a short period of time.  See “Future and Critical Need for Capital” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details.

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

All Note references relate to accompanying Notes to Consolidated Financial Statements.

YEAR ENDED DECEMBER 31, 2016 COMPARED TO YEAR ENDED DECEMBER 31, 2015

CONTINUING OPERATIONS

NET REVENUE.  Commensurate with the sale of our Tralliance business on September 29, 2008, we became a shell company. As a result, net revenue for the years ended December 31, 2016 and 2015 was $0.

GENERAL AND ADMINISTRATIVE.   General and administrative expenses include only those customary public company expenses, including outside legal and audit fees, insurance and other related public company costs.  General and administrative expenses totaled approximately $93 thousand for both the years ended December 31, 2016 and December 31, 2015.

RELATED PARTY TRANSACTIONS.  Related party transaction expense totaled $240 thousand for both the years ended December 31, 2016 and 2015 and consisted of management services fees payable to Dancing Bear for accounting, finance, administrative and managerial support.

RELATED PARTY INTEREST EXPENSE.  Related party interest expense for the years ended December 31, 2016 and 2015 was approximately $55 thousand and $50 thousand, respectively, and consisted of interest due and payable to Dancing Bear under the Revolving Loan Agreement.

RELATED PARTY OTHER INCOME.   Related party other income consists of the minimum Earn-Out payable quarterly by Tralliance Registry Management to the Company.  Related party other income for the year ended December 31, 2016 was $0 due to the expiration of the Earn-Out Agreement on May 5, 2015 as compared to approximately $150 thousand for the year ended December 31, 2015.

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

Since 2008, the Company was able to continue operating as a going concern due principally to funding of $500 thousand received during 2008 under a Revolving Loan Agreement with an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer and total proceeds of approximately $2.437 million received during 2009 through the second quarter of 2015 under an Earn-out Agreement with an entity also controlled by Mr. Egan (as more fully discussed below), as well as the forbearance of its creditors. More recently, the Company received fundings of $50,000 each in both March 2016 and November 2016 under Promissory Notes entered into with the same entity that provided funding under the Revolving Loan Agreement (the “2016 Promissory Notes”). See Note 5, “Debt” in our consolidated financial statements for further details.

At December 31, 2016, the Company had a net working capital deficit of approximately $1.923 million.  Such working capital deficit included (i) a total of approximately $1.028 million in principal and accrued interest owed under the aforementioned Revolving Loan Agreement and Promissory Notes; (ii) a total of approximately $770 thousand in management service fees owed under a Master Services Agreement to an entity controlled by Mr. Egan; (iii) a total of approximately $131 thousand of accrued officer compensation due primarily to Mr. Egan and (iv) an aggregate of approximately $31 thousand in other unsecured accounts payable and accrued expenses owed to non-related parties.

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

As discussed previously, on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229 million shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6.4 million). However, the Company continues to be obligated to repay its principal borrowings and accrued interest due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement and 2016 Promissory Notes. The Company currently has no ability to repay these loans should a demand for payment be made by the noteholder.   Immediately after giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan beneficially owned approximately 76% of the Company’s Common Stock and continues to beneficially own such amount at December 31, 2016.

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

On March 29, 2017, the Company borrowed an additional $50,000 under a promissory note from an entity controlled by Mr. Egan (see Note 9, “Subsequent Events” for further details).

CASH FLOW ITEMS

YEAR ENDED DECEMBER 31, 2016 COMPARED TO YEAR ENDED DECEMBER 31, 2015

As of December 31, 2016, theglobe had $31,285 in cash and cash equivalents as compared to $20,585 as of December 31, 2015.  Net cash flows used in operating activities of continuing operations totaled approximately $89 thousand for the year ended December 31, 2016 compared to cash flows provided by operating activities of continuing operations of approximately $56 thousand for the year ended December 31, 2015.

$474 in net cash flows were used in operating activities of discontinued operations during the year ended December 31, 2016 compared to approximately $36 thousand for the year ended December 31, 2015. Substantially all of the cash flow usage during 2015 related to the payment of old VoIP telephony service business legal bills.

CONTRACTUAL OBLIGATIONS

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we have elected scaled disclosure reporting and therefore are not required to provide the table required by (a)(5) of this Item.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2016, we did not have any material off-balance sheet arrangements that have or are reasonably likely to have a material effect on our current or future financial condition, revenues or expenses, results of operations, liquidity, or capital resources.

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

We have audited the accompanying consolidated balance sheets of theglobe.com, inc. and Subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of theglobe.com, inc. and Subsidiaries as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying 2016 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has historically suffered significant net losses, has an accumulated deficit of approximately $297 million and has sold its last remaining operating business.  These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Fort Lauderdale, Florida

March 30, 2017

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015
ASSETS

Current Assets:
Cash	$31,285	$20,585
Prepaid expenses	4,936	4,997

Total current assets	$36,221	$25,582

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable due to related party	$769,570	$529,570
Accounts payable	101	101
Accrued compensation due to related parties	130,769	130,769
Accrued expenses and other current liabilities	30,500	26,000
Accrued interest due to related party	427,878	373,234
Notes payable due to related party	600,000	500,000

Total current liabilities	1,958,818	1,559,674

Stockholders' Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 441,484,838 shares issued at December 31, 2016 and December 31, 2015	441,485	441,485

Additional paid in capital	294,301,845	294,301,845
Accumulated deficit	(296,665,927)	(296,277,422)

Total stockholders' deficit	(1,922,597)	(1,534,092)

Total liabilities and stockholders' deficit	$36,221	$25,582

See notes to consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015

Net Revenue	$—	$—

Operating Expenses:
General and administrative	93,387	93,257
Related party transactions	240,000	240,000
Total Operating Expenses	333,387	333,257

Operating Loss from Continuing Operations	(333,387)	(333,257)

Other Income (Expense), net:
Related party interest expense	(54,644)	(50,000)
Related party other income	—	149,625
	(54,644)	99,625

Loss from Continuing Operations Before Income Taxes	(388,031)	(233,632)

Income Taxes	—	—
Loss from Continuing Operations	(388,031)	(233,632)

Income (Loss) from Discontinued Operations, net of tax	(474)	40,423

Net Loss	$(388,505)	$(193,209)

Loss Per Share:
Basic and Diluted:
Continuing Operations	$—	$—
Discontinued Operations	$—	$—

Weighted Average Common Shares Outstanding	441,484,838	441,484,838

See notes to consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2014	441,484,838	$441,485	$294,301,845	$(296,084,213)	$(1,340,883)

Year Ended December 31, 2015
Net Loss	—	—	—	(193,209)	(193,209)
Balance December 31, 2015	441,484,838	441,485	294,301,845	(296,277,422)	(1,534,092)

Year Ended December 31, 2016
Net Loss	—	—	—	(388,505)	(388,505)
Balance, December 31, 2016	441,484,838	$441,485	$294,301,845	$(296,665,927)	$(1,922,597)

See notes to consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(388,505)	$(193,209)
Income (Loss) from discontinued operations	474	(40,423)
Loss from continuing operations	(388,031)	(233,632)

Adjustments to reconcile loss from continuing operations to net cash flows provided by operating activities:

Changes in operating assets and liabilities:
Prepaid expenses	61	—
Accounts payable due to related party	240,000	240,000
Accounts payable	—	(124)
Accrued expenses and other current liabilities	4,500	(200)
Accrued interest due to related party	54,644	50,000

Net cash flows provided by (used in) operating activities of continuing operations	(88,826)	56,044
Net cash flows used in operating activities of discontinued operations	(474)	(35,512)
Net cash flows provided by (used in) operating activities	(89,300)	20,532

Cash Flows from Financing Activities:
Borrowings on Notes Payable	100,000	—
Net cash flows from financing activities	100,000	—

Net increase in cash & cash equivalents	10,700	20,532
Cash & cash equivalents at beginning of period	20,585	53

Cash & cash equivalents at end of period	$31,285	$20,585

See notes to consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

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

PREPAID EXPENSES

Prepaid expenses at December 31, 2016 and 2015 consist of prepaid insurance, which is amortized to expense over the policy periods.

FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB Accounting Standards Codification Topic on Fair Value Measurements and Disclosure (“ASC 820”) requires that the Company disclose estimated fair values of its financial instruments.  The carrying amount of certain of the Company's financial instruments, including cash, accounts payable and accrued expenses, are a reasonable estimate of their fair values at December 31, 2016 and 2015, respectively, due to their short maturities.

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

Due to various factors related to the collectability of Earn-out payments from Tralliance Registry Management, including the weak financial condition of Tralliance Registry Management, and the fact that such Earn-out payments were payable to theglobe over an extended period of time (originally approximately 6 ½ years), no portion of the Earn-out was included in the purchase price for the Purchase Transaction. Instead, the Company chose to recognize income related to the Earn-out on a prospective basis as and to the extent that future Earn-out payments are collected. Since inception of the Earn-out Agreement through May 2015, a total of $2,437,000 in minimum Earn-out payments have been received by the Company from Tralliance Registry Management and have been recorded as related party other income in the Consolidated Statements of Operations for all applicable periods therein. During the year ended December 31, 2015, Earn-out payments totaling $149,625 were received and recorded by the Company.

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

	December 31,
	2016	2015
Options to purchase common stock	—	100,000

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

Since 2008, the Company was able to continue operating as a going concern due principally to funding of $500,000 received during 2008 under a Revolving Loan Agreement with an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer and total proceeds of approximately $2,437,000 received during 2009 through the second quarter of 2015 under an Earn-out Agreement with an entity also controlled by Mr. Egan (as more fully discussed below), as well as the forbearance of its creditors. More recently, the Company received fundings of $50,000 each in both March 2016 and November 2016 under Promissory Notes entered into with the same entity that provided funding under the Revolving Loan Agreement (the “2016 Promissory Notes”). See Note 5, “Debt” in our consolidated financial statements for further details.

At December 31, 2016, the Company had a net working capital deficit of approximately $1,923,000.  Such working capital deficit included (i) a total of approximately $1,028,000 in principal and accrued interest owed under the aforementioned Revolving Loan Agreement and Promissory Notes; (ii) a total of approximately $770,000 in management service fees owed under a Master Services Agreement to an entity controlled by Mr. Egan; (iii) a total of approximately $131,000 of accrued officer compensation due primarily to Mr. Egan and (iv) an aggregate of approximately $31,000 in other unsecured accounts payable and accrued expenses owed to non-related parties.

During the second quarter of 2015, a former VoIP telephony service business vendor agreed to forgive its remaining accounts payable balance of approximately $41,000. Accordingly, such amount was written off the balance sheet with corresponding gain on forgiveness of debt included within Discontinued Operations for the year ended December 31, 2015.

During the fourth quarter of 2014 the Company derecognized approximately $84,000 of old accrued expenses related to its former Tralliance business (including approximately $33,000 of disputed liabilities) based upon the belief that the statute of limitations applicable to enforcement of such liabilities had lapsed. During the fourth quarter of 2013, the Company derecognized approximately $296,000 of old liabilities of its former Tralliance business, including approximately $170,000 of disputed accounts payables owed to two (2) former vendors and accrued expenses totaling approximately $126,000, based also upon the belief that the statute of limitations applicable to enforcement of such liabilities has lapsed.  As more fully described in Note 3, “Discontinued Operations,” the Company derecognized approximately $1,354,000 of old liabilities of its former VoIP telephony service business, including approximately $1,000,000 of disputed liabilities, during the fourth quarter of 2012 based also upon our belief that the statute of limitations applicable to enforcement of such liabilities has lapsed.  There can be no assurance that the holders of derecognized liabilities will agree with our application of statutes of limitation to time bar claims related to such liabilities nor seek to assert a basis to toll or suspend the running of the otherwise applicable statutes of limitation.

As discussed previously, on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229,000,000 shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6,400,000). However, the Company continues to be obligated to repay its principal borrowings and accrued interest due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement and 2016 Promissory Notes. The Company currently has no ability to repay these loans should a demand for payment be made by the noteholder.   Immediately after giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan beneficially owned approximately 76% of the Company’s Common Stock and continues to beneficially own such amount at December 31, 2016.

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

On March 29, 2017, the Company borrowed an additional $50,000 under a promissory note from an entity controlled by Mr. Egan (see Note 9, “Subsequent Events” for further details.)

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

During the fourth quarter of 2012, the Company re-evaluated all remaining liabilities of its VoIP telephony services business in light of the passage of time and applicable state statute of limitation laws. Based upon this re-evaluation, the Company derecognized accounts payable liabilities related to six (6) former telecommunication vendors totaling approximately $1,354,000, including the disputed liabilities of approximately $1,000,000 discussed earlier. During the second quarter of 2015, a former VoIP telephony service vendor agreed to forgive its remaining non-disputed accounts payable balance of $41,000. Accordingly, such amount was written off the balance sheet with a corresponding gain on forgiveness of debt included within Discontinued Operations for the year ended December 31, 2015. There are no “Liabilities of Discontinued Operations” at December 31, 2016 and 2015.

(4) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2016	2015
Accrued legal and audit expense	$30,500	$26,000

(5) DEBT

Debt consists of notes payables due to a related party, as summarized below:

	December 31, 2016	December 31, 2015
2008 Revolving Loan Notes due to a related party; due on demand	$500,000	$500,000
March 2016 Promissory Note due to a related party; due on demand	50,000	—
November 2016 Promissory Note due to a related party; due on demand	50,000	—
	600,000	500,000

On June 6, 2008, the Company and its subsidiaries, as guarantors, entered into a Revolving Loan Agreement with Dancing Bear Investments, Inc. (“Dancing Bear”), pursuant to which Dancing Bear may loan up to $500,000 to the Company on a revolving basis (the “Credit Line”).  Dancing Bear is controlled by Michael S. Egan, our Chairman and Chief Executive Officer.  In connection with its entry into the Credit Line, the Company borrowed $100,000 under the Credit Line.  Subsequently, during the remainder of 2008, the Company made additional borrowings totaling the final $400,000 available under the Credit Line.  As of December 31, 2016 and 2015, outstanding principal of $500,000 and accrued interest of $423,233 and $373,234, respectively, related to this Credit Line have been reflected as current liabilities in our Consolidated Balance Sheet.  Related Party Interest Expense related to the Credit Line of $50,000 was recognized in our Consolidated Statement of Operations during both the years ended December 31, 2016 and 2015, respectively.

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

On March 23, 2016, the Company entered into a $50,000 promissory note (the “March 2016 Promissory Note”) with, and borrowed the full amount of such promissory note from, Dancing Bear. The promissory note is unsecured and initially matured and was due on the first to occur of (i) September 22, 2016, or (ii) an event of default as defined under the promissory note. On September 20, 2016, the Company entered into a Note and Modification Agreement with Dancing Bear. Under the terms of the Note Modification Agreement, from and after September 22, 2016 (the original maturity date of promissory note) all amount due under the promissory note, including principal and accrued interest, will be due and payable on the earlier of (i) five (5) business days following any demand for payment, which demand can be made by Dancing Bear at any time; or (ii) an event of default as defined under the promissory note. Interest at a rate of 10% per annum is payable by the Company on all unpaid borrowings under the promissory note. The Company used the proceeds from the promissory note to pay its public company operating costs from March 2016 to September 2016. For the period from March 23, 2016 until December 31, 2016, the Company accrued $3,891 of interest expense on the promissory note.

On November 7, 2016, the Company entered into a second $50,000 promissory note (the “November 2016 Promissory Note”) with, and borrowed the full amount of such promissory note from, Dancing Bear. The promissory note is unsecured and matures with all amounts due, including principal and accrued interest, on the earlier of (i) five (5) business days following any demand for payment, which demand can be made by Dancing Bear at any time; or (ii) an event of default as defined under the promissory note. The Company used the proceeds from the promissory note to pay its public company operating costs from November 2016 to March 2017. For the period from November 7, 2016 until December 31, 2016, the Company accrued $754 of interest expense on the promissory note.

The Company has no ability to repay any of the loans discussed above should Dancing Bear demand payment.

(6) STOCK OPTION PLANS

As of December 31, 2016, all of the Company’s stock option plans have terminated and there are no shares for grant under these plans. Remaining stock options outstanding and exercisable expired in August 2016.

No stock options were granted by the Company or exercised during the years ended December 31, 2016 and 2015.

Stock option activity during the years ended December 31, 2016 and December 31, 2015 was as follows:

	Number of Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2015	100,000		$0.14	0.6 years	$—

Granted	—		—
Exercised	—		—
Expired	100,000		0.14

Outstanding at December 31, 2016	—	$			$—

Exercisable at December 31, 2016	—	$			$—

Options available at December 31, 2016	—

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2014	4,000,000	$0.12	0.3 years	$—

Granted	—	—
Exercised	—	—
Expired	3,900,000	0.12

Outstanding at December 31, 2015	100,000	$0.14	0.6 years	$—

Exercisable at December 31, 2015	100,000	$0.14	0.6 years	$—

Options available at December 31, 2015	100,000

No employee stock compensation expense was charged to operating expenses during the years ended December 31, 2016 or 2015. At December 31, 2016, there was no unrecognized compensation expense related to unvested stock options.

(7) INCOME TAXES

The provision (benefit) for income taxes is summarized as follows:

Year Ended December 31,
	2016	2015

Continuing operations	$—	$—
Discontinued operations	—	—
	$—	$—

The provision (benefit) for income taxes attributable to continuing operations was as follows:

Year Ended December 31,
	2016	2015
Current :
Federal	$—	$—
State	—	—
	$—	$—
Deferred:
Federal	$—	$—
State	—	—

Provision for income taxes	$—	$—

The following is a reconciliation of the federal income tax provision at the federal statutory rate to the Company’s tax provision attributable to continuing operations:

	Year Ended December 31,
	2016	2015

Statutory federal income tax rate	34.00%	34.00%
Change in tax rate	—	—
Nondeductible items	—	—
State income taxes, net of federal benefit	3.96	3.96
Change in valuation allowance	(37.96)	(37.96)
AMT tax credit adjustment	—	—
Other	—	—

Effective tax rate	0.00%	0.00%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2016 and 2015 are presented below.

	December 31,	December 31,
	2016	2015
Deferred tax assets (liabilities):
Net operating loss carryforwards	$62,959,000	$62,903,000
Issuance of warrants	1,447,000	1,447,000
AMT and other tax credits	352,000	352,000
Accrued expenses	335,000	244,000
Depreciation and amortization	15,000	15,000
Total gross deferred tax assets	65,108,000	64,961,000
Less: valuation allowance	(65,108,000)	(64,961,000)

Total net deferred tax assets	$—	$—

Because of the Company's lack of earnings history, the net deferred tax assets have been fully offset by a 100% valuation allowance. The valuation allowance for net deferred tax assets was $65,108,000 and $64,961,000 as of December 31, 2016 and 2015, respectively. The net change in the total valuation allowance was $147,000 and $78,000 for the years ended December 31, 2016 and 2015, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets, which consist of tax benefits primarily from net operating loss carryforwards, is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Of the total valuation allowance of $65,108,000 as of December 31, 2016, subsequently recognized tax benefits, if any, in the amount of $6,400,000 will be applied directly to contributed capital.

At December 31, 2016, the Company had net operating loss carryforwards available for U.S. tax purposes of approximately $165,849,000. These carryforwards expire through 2036. Under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), the utilization of net operating loss carryforwards may be limited under the change in stock ownership rules of the Code. Due to various significant changes in our ownership interests, as defined in the Internal Revenue Code of 1986, as amended, the Company may have limited the availability of its net operating loss carryforwards. There can be no assurance that the Company will be able to avail itself of any net operating loss carryforwards.

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

On September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management Company LLC (“Tralliance Registry Management”) and (ii) issued 229,000,000 shares of its Common Stock (the “Shares”) to The Registry Management Company, LLC (“Registry Management”) (the “Purchase Transaction”).  Tralliance Registry Management and Registry Management are entities directly or indirectly controlled by Michael S. Egan, our Chairman and Chief Executive Officer and principal stockholder, and each of our two remaining executive officers and Board members, Edward A. Cespedes, our President, and Robin Segaul Lebowitz, our Vice President of Finance, own a minority interest in Registry Management.  After giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan beneficially owned approximately 76% of the Company’s Common Stock and continues to beneficially own such amount at December 31, 2016.

In connection with the Purchase Transaction, the Company received (i) forgiveness of debt consideration totaling approximately $6,400,000, and (ii) an earn-out equal to 10% (subject to certain minimums) of Tralliance Registry Management’s “net revenue” (as defined) derived from “.travel” names registered by Tralliance Registry Management from September 29, 2008 through May 5, 2015 (the “Earn-out”).  The final prorated Earn-out payment of $37,000 was received by the Company in May 2015 and the Earn-out Agreement has now expired.  The minimum Earn-out payable by Tralliance Registry Management to theglobe was $300,000 in the first year of the Earn-out Agreement, and increased by $25,000 in each subsequent year (pro-rated for the final year of the Earn-out).  During 2016 and 2015, the Company received Earn-out installment payments totaling $0 and $149,625, respectively, from Tralliance Registry Management, which have been recorded as Related Party Other Income in our Consolidated Statements of Operations for such years.

In connection with the closing of the Purchase Transaction, the Company also entered into a Master Services Agreement (“Services Agreement”) with Dancing Bear Investments, Inc. (“Dancing Bear”), an entity which is controlled by Mr. Egan.  Under the terms of the Services Agreement, for a fee of $20,000 per month ($240,000 per annum), Dancing Bear provides personnel and services to the Company so as to enable it to continue its existence as a public company without the necessity of any full-time employees of its own.  The Services Agreement had an initial term of one year. The Services Agreement now automatically renews for additional one year terms unless notice is given by either party of the intent not to renew, and has currently been renewed through September 2017.  The Services Agreement may be terminated under certain events.  Services under the Services Agreement include, without limitation, accounting, assistance with financial reporting, accounts payable, treasury/financial planning, record retention and secretarial and investor relations functions.  Related party transactions expense related to the Master Services Agreement of $240,000 was recognized in our Consolidated Statement of Operations during both the years ended December 31, 2016 and 2015.  No payments related to the Services Agreement were made by the Company to Dancing Bear in 2016 and 2015.  A balance of $769,570 related to the Services Agreement is owed by the Company to Dancing Bear and is accrued on our Balance Sheet at December 31, 2016.

As more fully discussed in Note 5 “Debt,” on June 6, 2008, the Company and its subsidiaries, as guarantors, entered into a Revolving Loan Agreement with Dancing Bear, pursuant to which Dancing Bear may loan up to $500,000 to the Company on a revolving basis (the “Credit Line”).  In connection with its entry into the Credit Line, the Company borrowed $100,000 under the Credit Line.  Subsequently, during the remainder of 2008, the Company made additional borrowings totaling $400,000 under the Credit Line. As of December 31, 2016 and 2015, outstanding principal of $500,000 and accrued interest of $423,233 and $373,234, respectively, related to the Credit Line have been reflected as current liabilities in our Consolidated Balance Sheet. Related Party Interest Expense related to the Credit Line of $50,000 was recognized in our Consolidated Statement of Operations during both the years ended December 31, 2016 and 2015.

As discussed earlier in Note 5, “Debt,” during 2016 the Company borrowed a total of $100,000 from Dancing Bear under two separate promissory notes. Interest expense totaling $4,645 has been recorded by the Company during 2016, and is accrued on its balance sheet at December 31, 2016 related to these promissory notes.

In order to help the Company make it through a liquidity crisis in 2008, Michael S. Egan, our Chairman and Chief Executive Officer, agreed to defer receiving a portion of his 2008 salary, totaling $105,769, until a future undetermined point in time. Additionally, Robin S. Lebowitz, our Vice President of Finance agreed to defer receiving an aggregate of $25,000 in car allowance payable during 2006, 2007 and 2008 to a future undetermined point in time. The aforementioned deferred payments were accrued by the Company during the years that such compensation was earned, with the total amount of $130,769 classified as Accrued Compensation Due to Related Parties in our Consolidated Balance Sheets at both December 31, 2016 and 2015.

(9) SUBSEQUENT EVENTS

The Company’s management evaluated subsequent events through the time of the filing of this report on Form 10-K. The Company’s management is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on its consolidated financial statements, except for the following. On March 29, 2017 the Company entered into a $50,000 promissory note with, and borrowed the full amount of such promissory note from, Dancing Bear Investments, Inc., an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer. The promissory note is unsecured and matures with all amounts due, including principal and accrued interest, on the earlier of (i) five business days following any demand for payment, which demand can be made by Dancing Bear at any time; or (ii) an event of default as defined under the promissory note. The Company intends to use the proceeds from the promissory note to pay its public company operating costs over a short period of time.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC.

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

Under the supervision of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an evaluation of the Company’s internal control over financial reporting as of December 31, 2016 in accordance with the interpretive guidance published in the SEC’s “Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Securities Exchange Act of 1934” dated and effective on June 27, 2007. Such evaluation was based on the framework and criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992. Based upon this evaluation and management’s assessment, management has concluded that internal control over financial reporting was effective as of December 31, 2016. Because we are a smaller public company, we are not required to provide an independent public accountant’s attestation report covering our assessment of internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer, have evaluated any change in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, and have determined there to be no reportable changes.

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

NAME	AGE	POSITION OR OFFICE WITH THE COMPANY	DIRECTOR SINCE
Michael S. Egan	76	Chairman and Chief Executive Officer	1997

Edward A. Cespedes	51	President, Treasurer and Chief Financial Officer and Director	1997

Robin S. Lebowitz	52	Vice President of Finance and Director	2001

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

Robin S. Lebowitz. Robin Lebowitz has served as a director of theglobe since December 2001, as Secretary of theglobe since June 1, 2002, and as Vice President of Finance of theglobe since February 23, 2004. Ms. Lebowitz also served as Treasurer of theglobe from June 1, 2002 until February 23, 2004 and as Chief Financial Officer of theglobe from July 1, 2002 until February 23, 2004. Ms. Lebowitz has worked in various capacities for the Company’s Chairman, Michael Egan, for approximately twenty-two years. She is the Controller/Managing Director of Dancing Bear Investments, Inc., Mr. Egan’s privately held investment management and holding company, and is an executive officer of Search.Travel, LLC, Labigroup Holdings, LLC, The Registry Management Company, LLC and Tralliance Registry Management Company, LLC. Previously, Ms. Lebowitz served on the Board of Directors of theglobe from August 1997 to October 1998. At Alamo Rent-A-Car, she served as Financial Assistant to the Chairman (Mr. Egan). Prior to joining Alamo, Ms. Lebowitz was the Corporate Tax Manager at Blockbuster Entertainment Group where she worked from 1991 to 1994. From 1986 to 1989, Ms. Lebowitz worked in the audit and tax departments of Arthur Andersen & Co. Ms. Lebowitz received a Bachelor of Science in Economics from the Wharton School of the University of Pennsylvania; a Masters in Business Administration from the University of Miami and is a Certified Public Accountant.  Ms. Lebowitz was elected a director of our Company based mainly upon her solid understanding of finance, accounting and taxation, and her ability to manage diverse finance functions.

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

Based solely on our review of copies of Forms 3 and 4 and any amendments furnished to us pursuant to Rule 16a-3(e) and any written representations referred to in Item 405(b)(2)(i) of Regulation S-K stating that no Forms 5 were required, we believe that, during the 2016 fiscal year, our officers, directors and all persons owning more than 10% of a registered class of our equity securities have complied with all Section 16(a) applicable filing requirements.

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

BOARD MEETINGS AND COMMITTEES OF THE BOARD

Including unanimous written actions of the Board, the Board of Directors met 5 times in 2016. No incumbent director who was on the Board for the entire year attended less than 75% of the total number of all meetings of the Board and any committees of the Board on which he or she served, if any, during 2016.

The Board of Directors has a standing Audit and Compensation Committee but no standing Nominating Committee.

Audit Committee. The Audit Committee, which was formed in July 1998, reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the selection of our independent auditors, the scope of the annual audits, fees to be paid to the auditors, the performance of our auditors and our accounting practices and internal controls. The Audit Committee operates pursuant to a written charter, as amended, adopted by the Board of Directors on June 12, 2000. The current members of the Audit Committee are Messrs. Egan and Cespedes and Ms. Lebowitz, all of whom are employee directors. None of the current committee members are considered “independent” within the meaning of applicable NASD rules. Ms. Lebowitz serves as the “audit committee financial expert” within the meaning of applicable SEC rules, but is not considered “independent” within the meaning of applicable NASD rules. Including unanimous written actions of the Committee, the Audit Committee held 5 meetings in 2016.

Compensation Committee. The Compensation Committee establishes salaries, incentives and other forms of compensation for officers and other employees of theglobe.  Insomuch as the Company currently has no operations and its executive officers do not receive a salary, the Compensation Committee did not meet in 2016.  The Compensation Committee (as well as the entire Board of Directors) also approves option grants under all of our outstanding stock based incentive plans. The current members of the Compensation Committee are Messrs. Egan and Cespedes.

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

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid by us to those persons serving as the principal executive officer and principal financial officer at any time during the last calendar year and our other executive officer for the years ended December 31, 2016 and 2015 (collectively, the "Named Executive Officers"):

Name and Principal Position	Year	Salary	Bonus	Option Awards	All Other	Total
Michael S. Egan,	2016	$—	$—	$—	$—	$—
Chairman, Chief Executive Officer (1)	2015	—	—	—	—	—

Edward A. Cespedes,	2016	$—	$—	$—	$—	$—
President, Treasurer and Chief	2015	—	—	—	—	—
Financial Officer (2)

Robin S. Lebowitz,	2016	$—	$—	$—	$—	$—
Former Chief Financial Officer;	2015	—	—	—	—	—
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

OUTSTANDING EQUITY AWARDS AT FISCAL 2016 YEAR-END

	Number of Securities Underlying Unexercised Options (1)		Option Exercise	Option Expiration
Name	Exercisable (#)	Unexercisable (#)	Price ($)	Date

(1) All of the Company’s stock option plans are terminated and there are no unexercised options at December 31, 2016. None of the Named Executive Officers exercised any stock options during the year ended December 31, 2016.

COMPENSATION OF DIRECTORS

Directors who are also our employees receive no compensation for serving on our Board or committees. We reimburse non-employee directors for all travel and other expenses incurred in connection with attending Board and committee meetings. Non-employee directors are also eligible to receive automatic stock option grants under our 1998 Stock Option Plan, as amended and restated. As of December 31, 2016 there were no directors who met this definition.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of March 1, 2017 (except as otherwise indicated) by (i) each person who owns beneficially more than 5% of our Common Stock, (ii) each of our directors, (iii) each of our "Named Executive Officers" and (iv) all directors and executive officers as a group. A total of 441,484,838 shares of theglobe’s Common Stock were issued and outstanding on March 1, 2017.

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

	SHARES BENEFICIALLY OWNED
DIRECTORS, NAMED EXECUTIVE OFFICERS AND 5% STOCKHOLDERS	NUMBER	PERCENT	TITLE OF CLASS

Dancing Bear Investments, Inc. (1)	48,303,148	10.9%	Common

Michael S. Egan (1)(2)(3)(4)(5)	334,899,952	75.9%	Common

E&C Capital Partners, LLLP (3)	38,469,012	8.7%	Common

E&C Capital Partners II, LLLP (4)	6,000,000	1.4%	Common

The Registry Management Company, LLC (5)	229,000,000	51.9%	Common

All directors and executive officers as a group (3 persons)	334,899,952	75.9%	Common

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

(3) E&C Capital Partners, LLLP is a privately held investment vehicle controlled by our Chairman, Michael S. Egan. Our President, Edward A. Cespedes, has a minority, non-controlling interest in E&C Capital Partners, LLLP.

(4) E&C Capital Partners II, LLLP is a privately held investment vehicle controlled by our Chairman, Michael S. Egan.

(5)  The Registry Management Company, LLC is a privately held investment vehicle controlled by our Chairman, Michael S. Egan.  Our President, Edward A. Cespedes and our Vice President of Finance, Robin S. Lebowitz, have minority, non-controlling interests in The Registry Management Company, LLC.

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

On September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management Company LLC (“Tralliance Registry Management”) and (ii) issued 229,000,000 shares of its Common Stock (the “Shares”) to The Registry Management Company, LLC (“Registry Management”) (the “Purchase Transaction”).  Tralliance Registry Management and Registry Management are entities directly or indirectly controlled by Michael S. Egan, our Chairman and Chief Executive Officer and principal stockholder, and each of our two remaining executive officers and Board members, Edward A. Cespedes, our President, and Robin Segaul Lebowitz, our Vice President of Finance, own a minority interest in Registry Management.  After giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan beneficially owned approximately 76% of the Company’s Common Stock and continues to beneficially own such amount at December 31, 2016.

In connection with the Purchase Transaction, the Company received (i) forgiveness of debt consideration totaling approximately $6,400,000, and (ii) an earn-out equal to 10% (subject to certain minimums) of Tralliance Registry Management’s “net revenue” (as defined) derived from “.travel” names registered by Tralliance Registry Management from September 29, 2008 through May 5, 2015 (the “Earn-out”). The final prorated Earn-out payment was received by the Company in May 2015 and the Earn-out Agreement has now expired.  The minimum Earn-out payable by Tralliance Registry Management to theglobe was $300,000 in the first year of the Earn-out Agreement, and increased by $25,000 in each subsequent year (pro-rated for the final year of the Earn-out).  During 2016 and 2015, the Company received Earn-out installment payments totaling $0 and $149,625, respectively, from Tralliance Registry Management, which have been recorded as Related Party Other Income in our Consolidated Statements of Operations for such years.

In connection with the closing of the Purchase Transaction, the Company also entered into a Master Services Agreement (“Services Agreement”) with Dancing Bear Investments, Inc. (“Dancing Bear”), an entity which is controlled by Mr. Egan.  Under the terms of the Services Agreement, for a fee of $20,000 per month ($240,000 per annum), Dancing Bear provides personnel and services to the Company so as to enable it to continue its existence as a public company without the necessity of any full-time employees of its own.  The Services Agreement had an initial term of one year and was renewed for additional one year terms during 2009 through 2016.  The Services Agreement may be terminated under certain events.  Services under the Services Agreement include, without limitation, accounting, assistance with financial reporting, accounts payable, treasury/financial planning, record retention and secretarial and investor relations functions.  Related party transactions expense related to the Master Services Agreement of $240,000 was recognized in our Consolidated Statement of Operations during both the years ended December 31, 2016 and 2015.  No payments related to the Services Agreement were made by the Company to Dancing Bear in 2016 and 2015.  A balance of $769,570 related to the Services Agreement is owed by the Company to Dancing Bear and is accrued on our Balance Sheet at December 31, 2016.

As more fully discussed in Note 5 “Debt,” on June 6, 2008, the Company and its subsidiaries, as guarantors, entered into a Revolving Loan Agreement with Dancing Bear, pursuant to which Dancing Bear may loan up to $500,000 to the Company on a revolving basis (the “Credit Line”).  In connection with its entry into the Credit Line, the Company borrowed $100,000 under the Credit Line.  Subsequently, during the remainder of 2008, the Company made additional borrowings totaling $400,000 under the Credit Line. As of December 31, 2016 and 2014, outstanding principal of $500,000 and accrued interest of $423,233 and $373,234, respectively, related to the Credit Line have been reflected as current liabilities in our Consolidated Balance Sheet. Related Party Interest Expense related to the Credit Line of $50,000 was recognized in our Consolidated Statement of Operations during both the years ended December 31, 2016 and 2015.

As discussed earlier in Note 5, “Debt,” during 2016 the Company borrowed a total of $100,000 from Dancing Bear under two separate promissory notes. Interest expense totaling $4,645 has been recorded by the Company during 2016, and is accrued on its balance sheet at December 31, 2016 related to these promissory notes.

In order to help the Company make it through a liquidity crisis in 2008, Michael S. Egan, our Chairman and Chief Executive Officer, agreed to defer receiving a portion of his 2008 salary, totaling $105,769, until a future undetermined point in time. Additionally, Robin S. Lebowitz, our Vice President of Finance agreed to defer receiving an aggregate of $25,000 in car allowance payable during 2006, 2007 and 2008 to a future undetermined point in time. The aforementioned deferred payments were accrued by the Company during the years that such compensation was earned, with the total amount of $130,769 classified as Accrued Compensation Due to Related Parties in our Consolidated Balance Sheets at both December 31, 2016 and 2015.

Director Independence. None of the current members of the Company’s Board of Directors are considered “independent” within the meaning of applicable NASD rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees . The aggregate fees billed by Marcum LLP (“Marcum”), independent public accountants, for professional services rendered for the audit of our annual financial statements during 2016 and 2015 and the reviews of the financial statements included in our Forms 10-Q and 10-K, as appropriate, were $36,050 and $35,900, respectively.

Audit-Related Fees . During the last two fiscal years, Marcum provided the Company with the following services that are reasonably related to the performance of the audit of our financial statements:

None

Tax Fees . The aggregate fees billed for tax services provided by Marcum in connection with tax compliance, tax consulting and tax planning services during 2016 and 2015, was $4,120 and $4,635, respectively.

All Other Fees . Except as described above, the Company had no other fees for services provided by Marcum during 2016 and 2015.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a).	List of all documents filed as part of this report.

(1)	Financial statements are listed in the index to the consolidated financial statements on page F-1 of this Report.

(2)	No financial statement schedules are included because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

(3)	Exhibit Index

3.1	Form of Fourth Amended and Restated Certificate of Incorporation of the Company (2).

3.2	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation (7).

3.3	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 29, 2003 (7).

3.4	Certificate relating to Previously Outstanding Series of Preferred Stock and Relating to the Designation, Preferences and Rights of the Series F Preferred Stock (4).

3.5	Certificate of Amendment Relating to the Designation Preferences and Rights of the Junior Participating Preferred Stock (5).

3.6	Form of By-Laws of the Company (5).

3.7	Certificate of Amendment Relating to the Designation Preferences and Rights of the Series H Automatically Converting Preferred Stock (6).

3.8	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on December 1, 2004 (6).

4.1	Specimen certificate representing shares of Common Stock of the Company (3).

10.1	Form of Indemnification Agreement between the Company and each of its Directors and Executive Officers (1).

10.2	Revolving Loan Agreement dated as of June 6, 2008 by and between theglobe.com, inc. and Dancing Bear Investments, Inc. (7).

10.3	$500,000 Promissory Note dated June 6, 2008 (7).

10.4	Unconditional Guaranty Agreement dated June 6, 2008 (7).

10.5	Security Agreement dated June 6, 2008 (7).

10.6	Purchase Agreement dated as of June 10, 2008 by and between theglobe.com, inc., Tralliance Corporation and The Registry Management Company, LLC (8).

10.7	Earn-out Agreement dated September 29, 2008 by and between theglobe.com. inc. and Tralliance Registry Management Company, LLC (9).

10.8	Management Services Agreement dated September 29, 2008 with Dancing Bear Investments, Inc. (9).

10.9	Termination Agreement dated September 29, 2008 with Michael S. Egan (9).

10.10	Termination Agreement dated September 29, 2008 with Edward A. Cespedes (9).

10.11	Termination Agreement dated September 29, 2008 with Robin Segaul-Lebowitz (9).

10.12	Note Modification Agreement dated as of May 7, 2009 between Dancing Bear Investments, Inc. and theglobe.com, inc. (10)

10.13	Extension and Amendment of Master Services Agreement between Dancing Bear Investments, Inc. and theglobe.com, inc. dated August 9, 2010 (11).

10.14	$50,000 Promissory Note dated March 23, 2016 by and between Dancing Bear Investments, Inc. and theglobe.com, Inc. (12).

10.15	Note Modification Agreement dated as of September 20, 2016 by and between Dancing Bear Investments, Inc. and theglobe.com, inc. (13).

10.16	$50,000 Promissory Note dated November 7, 2016 by and between Dancing Bear Investments, Inc. and theglobe.com, inc. (13).

10.17	$50,000 Promissory Note dated March 29, 2017 by and between Dancing Bear Investments, Inc. and theglobe.com, Inc.

21.	Subsidiaries

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

EXHIBIT INDEX

NO. ITEM

1. Incorporated by reference from our registration statement on Form S-1 filed July 24, 1998 (Registration No. 333-59751).

2. Incorporated by reference from our Form S-1/A filed September 15, 1998.

3. Incorporated by reference from our Form S-1/A filed October 14, 1998.

4. Incorporated by reference from our Form 8-K filed September 7, 2004.

5. Incorporated by reference from our Form SB-2 filed April 16, 2004.

6. Incorporated by reference from our Form 8-K filed on December 2, 2004.

7. Incorporated by reference from our Form 8-K filed on June 11, 2008.

8. Incorporated by reference from our Form 8-K filed on June 13, 2008.

9. Incorporated by reference from our Form 8-K filed on October 3, 2008.

10. Incorporated by reference from our Form 10-Q filed on May 8, 2009.

11. Incorporated by reference from our Form 10-Q for the quarter ended June 30, 2010 filed on August 10, 2010.

12. Incorporated by reference from our Form 10-K filed on March 23, 2016.

13. Incorporated by reference from our Form 10-Q for the quarter ended September 30, 2016 filed on November 10, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

theglobe.com, inc.

Dated: March 30, 2017	By:	/s/ Michael S. Egan
Michael S. Egan
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Edward A. Cespedes
Edward A. Cespedes
President, Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Michael S. Egan	March 30, 2017
Michael S. Egan
Chairman, Director

/s/ Edward A. Cespedes	March 30, 2017
Edward A. Cespedes
Director

/s/ Robin Lebowitz	March 30, 2017
Robin Lebowitz
Director

EXHIBIT INDEX

NO. ITEM

(a).	List of all documents filed as part of this report.

(1)	Financial statements are listed in the index to the consolidated financial statements on page F-1 of this Report.

(2)	No financial statement schedules are included because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

(3)	Exhibit Index

3.1	Form of Fourth Amended and Restated Certificate of Incorporation of the Company (2).

3.2	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation (7).

3.3	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 29, 2003 (7).

3.4	Certificate relating to Previously Outstanding Series of Preferred Stock and Relating to the Designation, Preferences and Rights of the Series F Preferred Stock (4).

3.5	Certificate of Amendment Relating to the Designation Preferences and Rights of the Junior Participating Preferred Stock (5).

3.6	Form of By-Laws of the Company (5).

3.7	Certificate of Amendment Relating to the Designation Preferences and Rights of the Series H Automatically Converting Preferred Stock (6).

3.8	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on December 1, 2004 (6).

4.1	Specimen certificate representing shares of Common Stock of the Company (3).

10.1	Form of Indemnification Agreement between the Company and each of its Directors and Executive Officers (1).

10.2	Revolving Loan Agreement dated as of June 6, 2008 by and between theglobe.com, inc. and Dancing Bear Investments, Inc. (7).

10.3	$500,000 Promissory Note dated June 6, 2008 (7).

10.4	Unconditional Guaranty Agreement dated June 6, 2008 (7).

10.5	Security Agreement dated June 6, 2008 (7).

10.6	Purchase Agreement dated as of June 10, 2008 by and between theglobe.com, inc., Tralliance Corporation and The Registry Management Company, LLC (8).

10.7	Earn-out Agreement dated September 29, 2008 by and between theglobe.com. inc. and Tralliance Registry Management Company, LLC (9).

10.8	Management Services Agreement dated September 29, 2008 with Dancing Bear Investments, Inc. (9).

10.9	Termination Agreement dated September 29, 2008 with Michael S. Egan (9).

10.10	Termination Agreement dated September 29, 2008 with Edward A. Cespedes (9).

10.11	Termination Agreement dated September 29, 2008 with Robin Segaul-Lebowitz (9).

10.12	Note Modification Agreement dated as of May 7, 2009 between Dancing Bear Investments, Inc. and theglobe.com, inc. (10)

10.13	Extension and Amendment of Master Services Agreement between Dancing Bear Investments, Inc. and theglobe.com, inc. dated August 9, 2010 (11).

10.14	$50,000 Promissory Note dated March 23, 2016 by and between Dancing Bear Investments, Inc. and theglobe.com, Inc. (12).

10.15	Note Modification Agreement dated as of September 20, 2016 by and between Dancing Bear Investments, Inc. and theglobecom, inc. (13).

10.16	$50,000 Promissory Note dated November 7, 2016 by and between Dancing Bear Investments, Inc. and theglobe.com, inc. (13).

10.17	$50,000 Promissory Note dated March 29, 2017 by and between Dancing Bear Investments, Inc. and theglobe.com, Inc.

21.	Subsidiaries

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

EXHIBIT INDEX

NO. ITEM

1. Incorporated by reference from our registration statement on Form S-1 filed July 24, 1998 (Registration No. 333-59751).

2. Incorporated by reference from our Form S-1/A filed September 15, 1998.

3. Incorporated by reference from our Form S-1/A filed October 14, 1998.

4. Incorporated by reference from our Form 8-K filed September 7, 2004.

5. Incorporated by reference from our Form SB-2 filed April 16, 2004.

6. Incorporated by reference from our Form 8-K filed on December 2, 2004.

7. Incorporated by reference from our Form 8-K filed on June 11, 2008.

8. Incorporated by reference from our Form 8-K filed on June 13, 2008.

9. Incorporated by reference from our Form 8-K filed on October 3, 2008.

10. Incorporated by reference from our Form 10-Q filed on May 8, 2009.

11. Incorporated by reference from our Form 10-Q for the quarter ended June 30, 2010 filed on August 10, 2010.

12. Incorporated by reference from our Form 10-K filed on March 23, 2016.

13. Incorporated by reference from our Form 10-Q for the quarter ended September 30, 2016 filed on November 10, 2016.

