Form 10-Q
period 2017-03-31
THEGLOBE COM INC
filed 2017-05-12
CIK 1066684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒ No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “small reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒   No ☐

The number of shares outstanding of the Registrant's Common Stock, $.001 par value (the "Common Stock") as of May 1, 2017 was 441,484,838.

THEGLOBE.COM, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THEGLOBE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2017	2016
	(UNAUDITED)
ASSETS
Current Assets:
Cash	$57,234	$31,285
Prepaid expenses	5,377	4,936

Total current assets	$62,611	$36,221

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable to related party	$829,570	$769,570
Accounts payable	2,919	101
Accrued compensation due to related parties	130,769	130,769
Accrued expenses and other current liabilities	27,740	30,500
Accrued interest due to related party	442,715	427,878
Notes payable due to related party	650,000	600,000

Total current liabilities	2,083,713	1,958,818

Stockholders' Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 441,484,838 issued and outstanding at March 31, 2017 and December 31, 2016	441,485	441,485

Additional paid-in capital	294,301,845	294,301,845
Accumulated deficit	(296,764,432)	(296,665,927)

Total stockholders' deficit	(2,021,102)	(1,922,597)

Total liabilities and stockholders’ deficit	$62,611	$36,221

See notes to unaudited condensed consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2017	2016
	(UNAUDITED)

Net Revenue	$—	$—

Operating Expenses:
General and administrative	23,444	20,163
Related party transactions	60,000	60,000
	83,444	80,163

Operating Loss from Continuing Operations	(83,444)	(80,163)
Other Expense:
Related party interest expense	14,836	12,452

Loss from Continuing Operations
Before Income Tax	(98,280)	(92,615)
Income Tax Provision	—	—
Loss from Continuing Operations	(98,280)	(92,615)

Discontinued Operations, net of tax	(225)	(225)

Net Loss	$(98,505)	$(92,840)
Loss Per Share -
Basic and Diluted:
Continuing Operations	$—	$—
Discontinued Operations	$—	$—

Weighted Average Common Shares Outstanding	441,484,838	441,484,838

See notes to unaudited condensed consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2017	2016
	(UNAUDITED)
Cash Flows from Operating Activities:
Net loss	$(98,505)	$(92,840)
Add back: loss from discontinued operations	225	225
Net loss from continuing operations	(98,280)	(92,615)

Adjustments to reconcile net loss from continuing operations to net cash flows used in operating activities

Changes in operating assets and liabilities
Prepaid and other current assets	(441)	(444)
Accounts payable to related party	60,000	60,000
Accounts payable	2,819	958
Accrued expenses and other current liabilities	(2,760)	(12,900)
Accrued interest due to related party	14,836	12,453

Net cash flows used in operating activities of continuing operations	(23,826)	(32,548)
Net cash flows used in operating activities of discontinued operations	(225)	(225)
Net cash flows used in operating activities	(24,051)	(32,773)

Cash Flows from Financing Activities
Borrowings on Notes Payable	50,000	50,000
Net cash flows provided by financing activities	50,000	50,000

Net Increase in Cash	25,949	17,227
Cash at beginning of period	31,285	20,585
Cash at end of period	$57,234	$37,812

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

UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The unaudited interim condensed consolidated financial statements of the Company as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed consolidated financial statements.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2017 and the results of its operations and its cash flows for the three months ended March 31, 2017 and 2016. The results of operations and cash flows for such periods are not necessarily indicative of results expected for the full year or for any future period.

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

	2017	2016
Options to purchase common stock	—	100,000

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

Since 2008, the Company was able to continue operating as a going concern due principally to funding of $500,000 received during 2008 under a Revolving Loan Agreement with an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer and total proceeds of approximately $2,437,000 received during 2009 through the second quarter of 2015 under an Earn-out Agreement with an entity also controlled by Mr. Egan, as well as the forbearance of its creditors. The Earn-out period expired on May 5, 2015, with the final pro-rated payment of approximately $37,000 received in May 2015. More recently, as more fully discussed in Note 4, “Debt,” in March 2016, November 2016 and March 2017, the Company received fundings of $50,000 each under three (3) promissory notes entered into with the same entity that provided funding under the Revolving Loan Agreement (the “Promissory Notes.”)

At March 31, 2017, the Company had a net working capital deficit of approximately $2,021,000.  Such working capital deficit included (i) a total of approximately $1,093,000 in principal and accrued interest owed under the aforementioned Revolving Loan Agreement and Promissory Note; (ii) a total of approximately $830,000 in management service fees owed under a Master Services Agreement to an entity controlled by Mr. Egan; (iii) a total of approximately $131,000 of accrued officer compensation due primarily to Mr. Egan, and (iv) an aggregate of approximately $31,000 in other unsecured accounts payable and accrued expenses owed to non-related parties.

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

As discussed previously, on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229,000,000 shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6,400,000). However, the Company continues to be obligated to repay its principal borrowings and accrued interest due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement and Promissory Notes. The Company currently has no ability to repay these loans should a demand for payment be made by the noteholder.  Immediately after giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan beneficially owned approximately 76% of the Company’s Common Stock and continues to beneficially own such amount at March 31, 2017.

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

MANAGEMENT’S PLANS

On a short term liquidity basis, the Company must receive the continued indulgence of its primary creditor, Mr. Egan, including the continued forbearance of Mr. Egan and related entities in making demand for payment for amounts outstanding under the Revolving Loan Agreement, the Promissory Notes and the Master Services Agreement, in order to continue as a going concern.

It is the Company’s preference to avoid filing for protection under the U.S. Bankruptcy Code. However, based upon the Company’s current financial condition as discussed above, management believes that additional debt or equity capital will need to be raised in order for theglobe to continue to operate as a going concern on a long-term basis. Any such capital would likely come from Mr. Egan, as the Company currently has no access to credit facilities and has traditionally relied on borrowings from related parties to meet short-term liquidity needs. Any such equity capital would likely result in very substantial dilution in the number of outstanding shares of the Company’s Common Stock. Given theglobe’s current financial condition, it currently has no intent to seek to acquire or start any new businesses. The Company intends to use the remaining balance of proceeds from the Promissory Notes to fund its public company operating costs while it explores options related to the future of theglobe.

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

During the fourth quarter of 2012, the Company re-evaluated all remaining liabilities of its VoIP telephony services business in light of the passage of time and applicable state statute of limitation laws. Based upon this re-evaluation, the Company derecognized accounts payable liabilities related to six (6) former telecommunication vendors totaling approximately $1,354,000, including the disputed liabilities of approximately $1,000,000 discussed earlier, from its balance sheet at December 31, 2012. There are no assets or liabilities of discontinued operations at March 31, 2017.

(4) DEBT

Debt consists of notes payables due to a related party, as summarized below:

	March 31, 2017	December 31, 2016
2008 Revolving Loan Notes due to a related party; due on demand	$500,000	$500,000
March 2016 Promissory Note due to a related party; due on demand	50,000	50,000
November 2016 Promissory Note due to a related party; due on demand	50,000	50,000
March 2017 Promissory Note due to a related party; due on demand	50,000	—
	$650,000	$600,000

On June 6, 2008, the Company and its subsidiaries, as guarantors, entered into a Revolving Loan Agreement with Dancing Bear Investments, Inc. (“Dancing Bear”), pursuant to which Dancing Bear may loan up to $500,000 to the Company on a revolving basis (the “Credit Line”). Dancing Bear is controlled by Michael S. Egan, our Chairman and Chief Executive Officer. In connection with its entry into the Credit Line, the Company borrowed $100,000 under the Credit Line. Subsequently, during the remainder of 2008, the Company made additional borrowings totaling the final $400,000 available under the Credit Line. As of March 31, 2017 and December 31, 2016, outstanding principal of $500,000 and accrued interest of $435,562 and $423,233 respectively, related to this Line of Credit have been reflected as current liabilities in our Consolidated Balance Sheet. Related Party Interest Expense related to the Credit Line of $12,329 was recognized in our Consolidated Statement of Operations during both the three months ended March 31, 2017 and 2016, respectively.

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

On March 23, 2016, the Company entered into a $50,000 promissory note (the “March 2016 Promissory Note”) with, and borrowed the full amount of such promissory note from, Dancing Bear. The promissory note is unsecured and initially matured and was due on the first to occur of (i) September 22, 2016, or (ii) an event of default as defined under the promissory note. On September 20, 2016, the Company entered into a Note and Modification Agreement with Dancing Bear. Under the terms of the Note Modification Agreement, from and after September 22, 2016 (the original maturity date of promissory note) all amount due under the promissory note, including principal and accrued interest, will be due and payable on the earlier of (i) five (5) business days following any demand for payment, which demand can be made by Dancing Bear at any time; or (ii) an event of default as defined under the promissory note. Interest at a rate of 10% per annum is payable by the Company on all unpaid borrowings under the promissory note. The Company used the proceeds from the promissory note to pay its public company operating costs from March 2016 to October 2016. Related Party Interest Expense of $1,233 and $123 were recognized in our Condensed Consolidated Statement of Operations during the three months ended March 31, 2017 and 2016, respectively.

On November 7, 2016, the Company entered into a second $50,000 promissory note (the “November 2016 Promissory Note”) with, and borrowed the full amount of such promissory note from, Dancing Bear. The promissory note is unsecured and matures with all amounts due, including principal and accrued interest, on the earlier of (i) five (5) business days following any demand for payment, which demand can be made by Dancing Bear at any time; or (ii) an event of default as defined under the promissory note. The Company used the proceeds from the promissory note to pay its public company operating costs from November 2016 to March 2017. Related Party Interest Expense of $1,233 was recognized in our Consolidated Statement of Income during the three months ended March 31, 2017.

On March 29, 2017, the Company entered into a third $50,000 promissory note (the “March 2017 Promissory Note”) with, and borrowed the full amount of such promissory note from, Dancing Bear. The promissory note is unsecured and matures with all amounts due, including principal and accrued interest, on the earlier of (i) five (5) business days following any demand for payment, which demand can be made by Dancing Bear at any time; or (ii) an event of default as defined under the promissory note. The Company intends to use the proceeds from the promissory note to pay its public company operating costs over a short period of time. Related Party Interest Expense of $41 was recognized in our Consolidated Statement of Income during the three months ended March 31, 2017.

As of March 31, 2017 and December 31, 2016, accrued interest totaling $7,153 and $4,645, respectively, related to the March 2016, November 2016 and March 2017 Promissory Notes has been reflected as current liabilities on our Condensed Consolidated Balance Sheet.

The Company has no ability to repay any of the loans discussed above should Dancing Bear demand payment.

(5) STOCK OPTION PLANS

As of March 31, 2017, all of the Company’s stock option plans have been terminated and there are no shares available for grant under these plans. Remaining stock options outstanding and exercisable expired in August 2016.

There were no stock option grants or exercises during each of the three months ended March 31, 2017 and 2016.

(6) RELATED PARTY TRANSACTIONS

The Company’s Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016 includes certain related party debt liabilities owed to Dancing Bear, an entity controlled by Michael S. Egan, our Chairman and Chief Executive Officer, as summarized below:

	March 31, 2017	December 31, 2016
Notes payable due to related parties	$650,000	$600,000
Accrued interest due to related parties	442,715	427,878
Total principal and accrued interest	$1,092,715	$1,027,878

Related party interest expense associated with such debt totaling $14,836 and $12,452 has been recognized in our Condensed Consolidated Statement of Operations for the three months ended March 31, 2017 and 2016, respectively. See Note 4, “Debt,” for a more complete discussion of related party debt.

During both the three months ended March 31, 2017 and 2016, the Company accrued management services fee expenses totaling $60,000 payable to Dancing Bear under a Master Services Agreement entered into on September 29, 2008 by and between Dancing Bear and the Company.  No management service fees were paid during either the three months ended March 31, 2017 or the three months ended March 31, 2016. At March 31, 2017 and December 31, 2016, a total of approximately $829,570 and $769,570, respectively, in management service fees remained unpaid and are accrued on the Company’s condensed consolidated balance sheet.

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

These statements are only predictions. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are not required to and do not intend to update any of the forward-looking statements after the date of this Form 10-Q or to conform these statements to actual results. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-Q might not occur. Actual results, levels of activity, performance, achievements and events may vary significantly from those implied by the forward-looking statements. A description of risks that could cause our results to vary appears under "Risk Factors" and elsewhere in this Form 10-Q. The following discussion should be read together in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes thereto and the audited consolidated financial statements and notes to those statements contained in the Annual Report on Form 10-K for the year ended December 31, 2016.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO

THE THREE MONTHS ENDED MARCH 31, 2016

CONTINUING OPERATIONS

NET REVENUE. Commensurate with the sale of our Tralliance business on September 29, 2008, we became a shell company. As a result, net revenue for both the three months ended March 31, 2017 and 2016 was $0.

GENERAL AND ADMINISTRATIVE. General and administrative expenses include only customary public company expenses, including accounting, legal, audit, insurance and other related public company costs. General and administrative expenses totaled approximately $23 thousand in the first quarter of 2017 as compared to approximately $20 thousand for the same quarter of the prior year.

RELATED PARTY TRANSACTIONS.  Related party transaction expense totaled $60 thousand for both the three months ended March 31, 2017 and 2016 and consisted of management services fees payable to Dancing Bear for accounting, finance, administrative and managerial support.

RELATED PARTY INTEREST EXPENSE. Related party interest expense for the three months ended March 31, 2017 totaled $15 thousand compared to $12 thousand for the three months ended March 31, 2016 and consisted of interest due and payable to Dancing Bear under the Revolving Loan Agreement and Promissory Notes.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ITEMS

As of March 31, 2017, we had $57,234 in cash as compared to $31,285 as of December 31, 2016. Net cash flows used in operating activities of continuing operations totaled approximately $24 thousand for the three months ended March 31, 2017 compared to net cash flows provided from operating activities of continuing operations of $33 thousand for the three months ended March 31, 2016.

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

Since 2008, the Company was able to continue operating as a going concern due principally to funding of $500 thousand received during 2008 under a Revolving Loan Agreement with an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer and total proceeds of approximately $2.437 million received during 2009 through the second quarter of 2015 under an Earn-out Agreement with an entity also controlled by Mr. Egan, as well as the forbearance of its creditors. The Earn-out period expired on May 5, 2015, with the final pro-rated payment of approximately $37 thousand received in May 2015. More recently, as more fully discussed in Note 4, “Debt,” in March 2016, November 2016 and March 2017, the Company received fundings of $50 thousand each under three (3) promissory notes entered into with the same entity that provided funding under the Revolving Loan Agreement (the “Promissory Notes.”)

At March 31, 2017, the Company had a net working capital deficit of approximately $2.021 million.  Such working capital deficit included (i) a total of approximately $1.093 million in principal and accrued interest owed under the aforementioned Revolving Loan Agreement and Promissory Note; (ii) a total of approximately $830 thousand in management service fees owed under a Master Services Agreement to an entity controlled by Mr. Egan; (iii) a total of approximately $131 thousand of accrued officer compensation due primarily to Mr. Egan, and (iv) an aggregate of approximately $31 thousand in other unsecured accounts payable and accrued expenses owed to non-related parties.

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

As discussed previously, on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229 million shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6.4 million). However, the Company continues to be obligated to repay its principal borrowings and accrued interest due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement and Promissory Notes. The Company currently has no ability to repay these loans should a demand for payment be made by the noteholder.  Immediately after giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan beneficially owned approximately 76% of the Company’s Common Stock and continues to beneficially own such amount at March 31, 2017.

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

On a short term liquidity basis, the Company must receive the continued indulgence of its primary creditor, Mr. Egan, including the continued forbearance of Mr. Egan and related entities in making demand for payment for amounts outstanding under the Revolving Loan Agreement, the Promissory Notes and the Master Services Agreement, in order to continue as a going concern.

It is the Company’s preference to avoid filing for protection under the U.S. Bankruptcy Code. However, based upon the Company’s current financial condition as discussed above, management believes that additional debt or equity capital will need to be raised in order for theglobe to continue to operate as a going concern on a long-term basis. Any such capital would likely come from Mr. Egan, as the Company currently has no access to credit facilities and has traditionally relied on borrowings from related parties to meet short-term liquidity needs. Any such equity capital would likely result in very substantial dilution in the number of outstanding shares of the Company’s Common Stock. Given theglobe’s current financial condition, it currently has no intent to seek to acquire or start any new businesses. The Company intends to use the remaining balance of proceeds from the Promissory Notes to fund its public company operating costs while it explores options related to the future of theglobe.

EFFECTS OF INFLATION

Management believes that inflation has not had a significant effect on our results of operations during 2017 and 2016.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, and have determined there to be no reportable changes.

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

Since 2008, the Company was able to continue operating as a going concern due principally to funding of $500 thousand received during 2008 under a Revolving Loan Agreement with an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer and total proceeds of approximately $2.437 million received during 2009 through the second quarter of 2015 under an Earn-out Agreement with an entity also controlled by Mr. Egan, as well as the forbearance of its creditors. The Earn-out period expired on May 5, 2015, with the final pro-rated payment of approximately $37 thousand received in May 2015. More recently, as more fully discussed in Note 4, “Debt,” in March 2016, November 2016 and March 2017, the Company received fundings of $50 thousand each under three (3) promissory notes entered into with the same entity that provided funding under the Revolving Loan Agreement (the “Promissory Notes.”)

At March 31, 2017, the Company had a net working capital deficit of approximately $2.021 million.  Such working capital deficit included (i) a total of approximately $1.093 million in principal and accrued interest owed under the aforementioned Revolving Loan Agreement and Promissory Note; (ii) a total of approximately $830 thousand in management service fees owed under a Master Services Agreement to an entity controlled by Mr. Egan; (iii) a total of approximately $131 thousand of accrued officer compensation due primarily to Mr. Egan, and (iv) an aggregate of approximately $31 thousand in other unsecured accounts payable and accrued expenses owed to non-related parties.

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

As discussed previously, on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229 million shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6.400 million). However, the Company continues to be obligated to repay its principal borrowings and accrued interest due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement and Promissory Notes. The Company currently has no ability to repay these loans should a demand for payment be made by the noteholder.  Immediately after giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan beneficially owned approximately 76% of the Company’s Common Stock and continues to beneficially own such amount at March 31, 2017.

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

On a short term liquidity basis, the Company must receive the continued indulgence of its primary creditor, Mr. Egan, including the continued forbearance of Mr. Egan and related entities in making demand for payment for amounts outstanding under the Revolving Loan Agreement, the Promissory Notes and the Master Services Agreement, in order to continue as a going concern.

It is the Company’s preference to avoid filing for protection under the U.S. Bankruptcy Code. However, based upon the Company’s current financial condition as discussed above, management believes that additional debt or equity capital will need to be raised in order for theglobe to continue to operate as a going concern on a long-term basis. Any such capital would likely come from Mr. Egan, as the Company currently has no access to credit facilities and has traditionally relied on borrowings from related parties to meet short-term liquidity needs. Any such equity capital would likely result in very substantial dilution in the number of outstanding shares of the Company’s Common Stock. Given theglobe’s current financial condition, it currently has no intent to seek to acquire or start any new businesses. The Company intends to use the remaining balance of proceeds from the Promissory Notes to fund its public company operating costs while it explores options related to the future of theglobe.

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

RISKS RELATING TO OUR COMMON STOCK

WE ARE CONTROLLED BY OUR CHAIRMAN.

On September 29, 2008, in connection with the sale of Tralliance, the Company issued 229 million shares of its Common Stock to Registry Management, an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer. Previously on June 10, 2008, Dancing Bear Investments, Inc., also an entity controlled by Mr. Egan, converted an aggregate of $400 thousand of outstanding convertible secured promissory notes due to them by the Company into 40 million shares of our Common Stock. As a result of the issuance of the 269 million shares under the transactions described above, Mr. Egan’s beneficial ownership increased to approximately 76% of the Company’s Common Stock and he continues to own such amount at March 31, 2017. Accordingly, Mr. Egan is now in a position to control the vote on all corporate actions in the future.

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

theglobe.com, inc.

Dated : May 12, 2017	By:	/s/ Michael S. Egan
Michael S. Egan
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Edward A. Cespedes
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

