Form 10-Q
period 2017-06-30
THEGLOBE COM INC
filed 2017-08-10
CIK 1066684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes ☒   No ☐

The number of shares outstanding of the Registrant's Common Stock, $.001 par value (the "Common Stock") as of August 1, 2017 was 441,484,838.

THEGLOBE.COM, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THEGLOBE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2017	2016
	(UNAUDITED)
ASSETS
Current Assets:
Cash	$28,933	$31,285
Prepaid expenses	5,818	4,936

Total current assets	$34,751	$36,221

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable to related party	$889,570	$769,570
Accounts payable	—	101
Accrued compensation due to related parties	130,769	130,769
Accrued expenses and other current liabilities	20,550	30,500
Accrued interest due to related party	458,920	427,878
Notes payable due to related party	650,000	600,000

Total current liabilities	2,149,809	1,958,818

Stockholders' Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 441,484,838 issued and outstanding at June 30, 2017 and December 31, 2016	441,485	441,485

Additional paid-in capital	294,301,845	294,301,845
Accumulated deficit	(296,858,388)	(296,665,927)

Total stockholders' deficit	(2,115,058)	(1,922,597)

Total liabilities and stockholders’ deficit	$34,751	$36,221

See notes to unaudited condensed consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(UNAUDITED)		(UNAUDITED)

Net Revenue	$—	$—	$—	$—

Operating Expenses:
General and administrative	17,601	22,600	41,045	42,763
Related party transactions	60,000	60,000	120,000	120,000
	77,601	82,600	161,045	162,763

Operating Loss from Continuing Operations	(77,601)	(82,600)	(161,045)	(162,763)

Other Expense:
Related party interest expense	(16,205)	(13,712)	(31,041)	(26,164)

Loss from Continuing Operations Before Income Tax	(93,806)	(96,312)	(192,086)	(188,927)

Income Tax Provision	—	—	—	—
Loss from Continuing Operations	(93,806)	(96,312)	(192,086)	(188,927)

Discontinued Operations, net of tax:	(150)	(150)	(375)	(375)

Net Loss	$(93,956)	$(96,462)	$(192,461)	$(189,302)

Loss Per Share:
Basic and Diluted:
Continuing Operations	$—	$—	$—	$—
Discontinued Operations	$—	$—	$—	$—

Weighted Average Common Shares Outstanding	441,484,838	441,484,838	441,484,838	441,484,838

See notes to unaudited condensed consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2017	2016
	(UNAUDITED)
Cash Flows from Operating Activities:
Net loss	$(192,461)	$(189,302)
Add back: loss from discontinued operations	375	375
Net loss from continuing operations	(192,086)	(188,927)

Adjustments to reconcile net loss from continuing operations to net cash flows from operating activities

Changes in operating assets and liabilities
Prepaid and other current assets	(882)	(889)
Accounts payable	(100)	(101)
Accounts payable to related party	120,000	120,000
Accrued expenses and other current liabilities	(9,950)	(6,950)
Accrued interest due to related party	31,041	26,165

Net cash flows from operating activities of continuing operations	(51,977)	(50,702)
Net cash flows from operating activities of discontinued operations	(375)	(375)
Net cash flows from operating activities	(52,352)	(51,077)

Cash Flows from Financing Activities:
Borrowings on Notes Payable	50,000	50,000
Net Cash flows from financing activities	50,000	50,000

Net Decrease in Cash	(2,352)	(1,077)
Cash, at beginning of period	31,285	20,585
Cash, at end of period	$28,933	$19,508

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

UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The unaudited interim condensed consolidated financial statements of the Company as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed consolidated financial statements.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2017 and the results of its operations and its cash flow for the three and six months ended June 30, 2017 and 2016. The results of operations and cash flows for such periods are not necessarily indicative of results expected for the full year or for any future period.

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

Since 2008, the Company was able to continue operating as a going concern due principally to funding of $500,000 received during 2008 under a Revolving Loan Agreement with an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer and total proceeds of approximately $2,437,000 received during 2009 through the second quarter of 2015 under an Earn-out Agreement with an entity also controlled by Mr. Egan, as well as the forbearance of its creditors. The Earn-out period expired on May 5, 2015, with the final pro-rated payment of $37,000 received by the Company in May 2015. More recently, as more fully discussed in Note 4, “Debt,” in March 2016, November 2016 and March 2017, the Company received fundings of $50,000 each under three (3) promissory notes entered into with the same entity that provided funding under the Revolving Loan Agreement (the “Promissory Notes”).

At June 30, 2017, the Company had a net working capital deficit of approximately $2,115,000.  Such working capital deficit included (i) a total of approximately $1,109,000 in principal and accrued interest owed under the aforementioned Revolving Loan Agreement and 2016 Promissory Note; (ii) a total of approximately $890,000 in management service fees owed under a Master Services Agreement to an entity controlled by Mr. Egan; (iii) a total of approximately $131,000 of accrued officer compensation due primarily to Mr. Egan; and (iv) an aggregate of approximately $21,000 in other unsecured accounts payable and accrued expenses owed to non-related parties.

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

As discussed previously, on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229,000,000 shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6,400,000). However, the Company continues to be obligated to repay its principal borrowings and accrued interest due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement and Promissory Notes. The Company currently has no ability to repay these loans should a demand for payment be made by the noteholder. Immediately after giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan beneficially owned approximately 76% of the Company’s Common Stock and continues to beneficially own such amount at June 30, 2017.

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

It is the Company’s preference to avoid filing for protection under the U.S. Bankruptcy Code. However, based upon the Company’s current financial condition as discussed above, management believes that additional debt or equity capital will need to be raised in order for theglobe to continue to operate as a going concern on a long-term basis. The Company currently has no access to credit facilities and has traditionally relied on borrowings from related parties to meet short-term liquidity needs, including to fund its public company operating costs while it explores its options related to the future of theglobe. Any such equity capital raised would likely result in very substantial dilution in the number of outstanding shares of the Company’s Common Stock, and, if raised from anyone other than Mr. Egan or his related entities, would likely result in a change in control of the globe. Given theglobe’s current financial condition, it has no intent to seek to acquire or start any new businesses. It is possible, however, that the Company could become a party to a “reverse merger” or similar transaction whereby a privately owned operating company would be merged into, or otherwise acquired by, the Company or a subsidiary thereof, in exchange for the issuance of shares of capital stock to the owners of the private company that would then represent substantially all of the then outstanding capital stock of the Company. There can be no assurance that any such reverse merger or similar transaction will be pursued or consummated, or that the Company will continue as a going concern.

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

During the fourth quarter of 2012, the Company re-evaluated all remaining liabilities of its VoIP telephony services business in light of the passage of time and applicable state statute of limitation laws. Based upon this re-evaluation, the Company derecognized accounts payable liabilities related to six (6) former telecommunication vendors totaling approximately $1,354,000, including the disputed liabilities of approximately $1,000,000 discussed earlier, from its balance sheet at December 31, 2012. There are no Discontinued Operations assets or liabilities at June 30, 2017.

(4) DEBT

Debt consists of notes payables due to a related party, as summarized below:

	June 30, 2017	December 31, 2016
2008 Revolving Loan Notes due to a related party; due on demand	$500,000	$500,000
March 2016 Promissory Note due to a related party; due on demand	50,000	50,000
November 2016 Promissory Note due to a related party; due on demand	50,000	50,000
March 2017 Promissory Note due to a related party; due on demand	50,000	—
	$650,000	$600,000

On June 6, 2008, the Company and its subsidiaries, as guarantors, entered into a Revolving Loan Agreement with Dancing Bear Investments, Inc. (“Dancing Bear”), pursuant to which Dancing Bear may loan up to $500,000 to the Company on a revolving basis (the “Credit Line”). Dancing Bear is controlled by Michael S. Egan, our Chairman and Chief Executive Officer. In connection with its entry into the Credit Line, the Company borrowed $100,000 under the Credit Line. Subsequently, during the remainder of 2008, the Company made additional borrowings totaling the final $400,000 available under the Credit Line. As of June 30, 2017 and December 31, 2016, outstanding principal of $500,000 and accrued interest of $448,028 and $423,233 respectively, related to this Line of Credit have been reflected as current liabilities in our Consolidated Balance Sheet. Related Party Interest Expense related to the Credit Line of $24,795 was recognized in our Consolidated Statement of Operations during both the six months ended June 30, 2017 and 2016, respectively.

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

On March 23, 2016, the Company entered into a $50,000 promissory note (the “March 2016 Promissory Note”) with, and borrowed the full amount of such promissory note from, Dancing Bear. The promissory note is unsecured and initially matured and was due on the first to occur of (i) September 22, 2016, or (ii) an event of default as defined under the promissory note. On September 20, 2016, the Company entered into a Note and Modification Agreement with Dancing Bear. Under the terms of the Note Modification Agreement, from and after September 22, 2016 (the original maturity date of promissory note) all amount due under the promissory note, including principal and accrued interest, will be due and payable on the earlier of (i) five (5) business days following any demand for payment, which demand can be made by Dancing Bear at any time; or (ii) an event of default as defined under the promissory note. Interest at a rate of 10% per annum is payable by the Company on all unpaid borrowings under the promissory note. The Company used the proceeds from the promissory note to pay its public company operating costs from March 2016 to October 2016. Related Party Interest Expense of $2,480 and $1,370 were recognized in our Condensed Consolidated Statement of Operations during the six months ended June 30, 2017 and 2016, respectively.

On November 7, 2016, the Company entered into a second $50,000 promissory note (the “November 2016 Promissory Note”) with, and borrowed the full amount of such promissory note from, Dancing Bear. The promissory note is unsecured and matures with all amounts due, including principal and accrued interest, on the earlier of (i) five (5) business days following any demand for payment, which demand can be made by Dancing Bear at any time; or (ii) an event of default as defined under the promissory note. The Company used the proceeds from the promissory note to pay its public company operating costs from November 2016 to March 2017. Related Party Interest Expense of $2,479 was recognized in our Consolidated Statement of Income during the six months ended June 30, 2017.

On March 29, 2017, the Company entered into a third $50,000 promissory note (the “March 2017 Promissory Note”) with, and borrowed the full amount of such promissory note from, Dancing Bear. The promissory note is unsecured and matures with all amounts due, including principal and accrued interest, on the earlier of (i) five (5) business days following any demand for payment, which demand can be made by Dancing Bear at any time; or (ii) an event of default as defined under the promissory note. The Company intends to use the proceeds from the promissory note to pay its public company operating costs over a short period of time. Related Party Interest Expense of $1,288 was recognized in our Consolidated Statement of Income during the six months ended June 30, 2017.

As of June 30, 2017 and December 31, 2016, accrued interest totaling $10,892 and $4,645, respectively, related to the March 2016, November 2016 and March 2017 Promissory Notes has been reflected as current liabilities on our Condensed Consolidated Balance Sheet.

The Company has no ability to repay any of the loans discussed above should Dancing Bear demand payment.

(5) STOCK OPTION PLANS

As of June 30, 2017, all of the Company’s stock option plans have been terminated and there are no shares available for grant under these plans. Remaining stock options outstanding and exercisable expired in August 2016.

There were no stock option grants or exercises during each of the six months ended June 30, 2017 and 2016.

(6)   RELATED PARTY TRANSACTIONS

The Company’s Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016 includes certain related party debt liabilities owed to Dancing Bear, an entity controlled by Michael S. Egan, our Chairman and Chief Executive Officer, as summarized below:

	June 30, 2017	December 31, 2016
Notes payable due to related parties	$650,000	$600,000
Accrued interest due to related parties	458,920	427,878
Total principal and accrued interest	$1,108,920	$1,027,878

Related party interest expense associated with such debt totaling $31,041 and $26,164 has been recognized in our Condensed Consolidated Statement of Operations for the six months ended June 30, 2017 and 2016, respectively. See Note 4, “Debt,” for a more complete discussion of related party debt.

During both the three months ended June 30, 2017 and 2016, the Company accrued management services fee expenses totaling $60,000 payable to Dancing Bear under a Master Services Agreement entered into on September 29, 2008 by and between Dancing Bear and the Company.  No management service fees were paid during either the six months ended June 30, 2017 or the six months ended June 30, 2016. At June 30, 2017 and December 31, 2016, a total of approximately $889,570 and $769,570, respectively, in management service fees remained unpaid and are accrued on the Company’s condensed consolidated balance sheet.

In order to help the Company make it through a liquidity crisis in 2008, Michael S. Egan, our Chairman and Chief Executive Officer, agreed to defer receiving a portion of his 2008 salary, totaling $105,769, until a future undetermined point in time. Additionally, Robin S. Lebowitz, our Vice President of Finance, agreed to defer receiving an aggregate of $25,000 in car allowance payable during 2006, 2007 and 2008 to a future undetermined point in time. The aforementioned deferred payments were accrued by the Company during the years that such compensation was earned, with the total amount of $130,769 classified as Accrued Compensation Due to Related Parties in our Consolidated Balance Sheets at June 30, 2017 and December 31, 2016.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2017 COMPARED TO

THE THREE MONTHS ENDED JUNE 30, 2016

CONTINUING OPERATIONS

NET REVENUE. Commensurate with the sale of our Tralliance business on September 29, 2008, we became a shell company. As a result, net revenue for both the three months ended June 30, 2017 and 2016 was $0.

GENERAL AND ADMINISTRATIVE. General and administrative expenses include only customary public company expenses, including accounting, legal, audit, insurance and other related public company costs. General and administrative expenses totaled approximately $18 thousand in the second quarter of 2017 as compared to approximately $23 thousand for the same quarter of the prior year.

RELATED PARTY TRANSACTIONS.  Related party transaction expense totaled $60 thousand for both the three months ended June 30, 2017, and 2016 and consisted of management services fees payable to Dancing Bear for accounting, finance, administrative and managerial support.

RELATED PARTY INTEREST EXPENSE. Related party interest expense for the three months ended June 30, 2017 and 2016 was approximately $16 thousand and $14 thousand, respectively, and consisted primarily of interest due and payable to Dancing Bear under the Revolving Loan Agreement and Promissory Notes.

INCOME TAXES. No tax benefit was recorded for the losses incurred during the second quarter of 2016 or the second quarter of 2015 as we recorded a 100% valuation allowance against our otherwise recognizable deferred tax assets due to the uncertainty surrounding the timing or ultimate realization of the benefits of our net operating loss carryforwards in future periods.

SIX MONTHS ENDED JUNE 30, 2017 COMPARED TO

THE SIX MONTHS ENDED JUNE 30, 2016

CONTINUING OPERATIONS

NET REVENUE. Net revenue totaled $0 for both the six months ended June 30, 2017 and 2016.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses include only customary public company expenses, including accounting, legal, audit, insurance and other related public company costs.   General and administrative expenses totaled approximately $41 thousand for the first six months of 2017 as compared to approximately $43 thousand for the same period of 2016.

RELATED PARTY TRANSACTIONS. Related party transaction expense totaled $120 thousand for both the six months ended June 30, 2017, and 2016 and consisted of management services fees payable to Dancing Bear for accounting, finance, administrative and managerial support.

RELATED PARTY INTEREST EXPENSE. Related party interest expense for the six months ended June 30, 2017 and 2016 was approximately $31 thousand and $26 thousand, respectively, and consisted primarily of interest due and payable to Dancing Bear under the Revolving Loan Agreement.

INCOME TAXES. No tax benefit was recorded for the losses incurred during the first half of 2017 or the first half of 2016 as we recorded a 100% valuation allowance against our otherwise recognizable deferred tax assets due to the uncertainty surrounding the timing or ultimate realization of the benefits of our net operating loss carryforwards in future periods.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ITEMS

As of June 30, 2017, we had $28,933 in cash as compared to $31,285 as of December 31, 2016. Net cash flows used in operating activities of continuing operations totaled approximately $52 thousand for the six months ended June 30, 2017 compared to approximately $51 thousand for the six months ended June 30, 2016.

As discussed earlier, on March 29, 2017 and on March 23, 2016, the Company borrowed $50 thousand each under the Promissory Notes from Dancing Bear with such borrowing reflected within Cash Flows from Financing Activities for the six months ended June 30, 2017 and 2016, respectively.

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

Since 2008, the Company was able to continue operating as a going concern due principally to funding of $500 thousand received during 2008 under a Revolving Loan Agreement with an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer and total proceeds of approximately $2.437 million received during 2009 through the second quarter of 2015 under an Earn-out Agreement with an entity also controlled by Mr. Egan, as well as the forbearance of its creditors. The Earn-out period expired on May 5, 2015, with the final pro-rated payment of $37 thousand received by the Company in May 2015. More recently, as more fully discussed in Note 4, “Debt,” in March 2016, November 2016 and March 2017, the Company received fundings of $50 thousand each under three (3) promissory notes entered into with the same entity that provided funding under the Revolving Loan Agreement (the “Promissory Notes”).

At June 30, 2017, the Company had a net working capital deficit of approximately $2.115 million.  Such working capital deficit included (i) a total of approximately $1.109 million in principal and accrued interest owed under the aforementioned Revolving Loan Agreement and 2016 Promissory Note; (ii) a total of approximately $890 thousand in management service fees owed under a Master Services Agreement to an entity controlled by Mr. Egan; (iii) a total of approximately $131 thousand of accrued officer compensation due primarily to Mr. Egan; and (iv) an aggregate of approximately $21 thousand in other unsecured accounts payable and accrued expenses owed to non-related parties.

During the fourth quarter of 2014, the Company derecognized approximately $84 thousand of old accrued expenses related to its former Tralliance business (including $33 thousand of disputed liabilities) based upon the belief that the statute of limitations applicable to enforcement of such liabilities had lapsed. During the fourth quarter of 2013, the Company derecognized approximately $296 thousand of old liabilities of its former Tralliance business, including approximately $170 thousand of disputed accounts payable owed to 2 former vendors and accrued expenses totaling approximately $126 thousand, based upon the belief that the statute of limitations applicable to enforcement of such liabilities had lapsed. As more fully described in Note 3, “Discontinued Operations,” the Company derecognized approximately $1.354 million of old liabilities of its former VoIP telephony service business, including approximately $1million of disputed liabilities, during the fourth quarter of 2012 based upon our belief that the statute of limitations applicable to enforcement of such liabilities has lapsed. There can be no assurance that the holders of derecognized account payables will agree with our application of statutes of limitation to time bar claims related to such payables nor seek to assert a basis to toll or suspend the running of the otherwise applicable statutes of limitation.

As discussed previously, on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229 million shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6.4 million). However, the Company continues to be obligated to repay its principal borrowings and accrued interest due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement and Promissory Notes. The Company currently has no ability to repay these loans should a demand for payment be made by the noteholder. Immediately after giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan beneficially owned approximately 76% of the Company’s Common Stock and continues to beneficially own such amount at June 30, 2017.

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

It is the Company’s preference to avoid filing for protection under the U.S. Bankruptcy Code. However, based upon the Company’s current financial condition as discussed above, management believes that additional debt or equity capital will need to be raised in order for theglobe to continue to operate as a going concern on a long-term basis. The Company currently has no access to credit facilities and has traditionally relied on borrowings from related parties to meet short-term liquidity needs, including to fund its public company operating costs while it explores its options related to the future of theglobe. Any such equity capital raised would likely result in very substantial dilution in the number of outstanding shares of the Company’s Common Stock, and, if raised from anyone other than Mr. Egan or his related entities, would likely result in a change in control of theglobe. Given theglobe’s current financial condition, it has no intent to seek to acquire or start any new businesses. It is possible, however, that the Company could become a party to a “reverse merger” or similar transaction whereby a privately owned operating company would be merged into, or otherwise acquired by, the Company or a subsidiary thereof, in exchange for the issuance of shares of capital stock to the owners of the private company that would then represent substantially all of the then outstanding capital stock of the Company. There can be no assurance that any such reverse merger or similar transaction will be pursued or consummated, or that the Company will continue as a going concern.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, and have determined there to be no reportable changes.

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

Since 2008, the Company was able to continue operating as a going concern due principally to funding of $500 thousand received during 2008 under a Revolving Loan Agreement with an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer and total proceeds of approximately $2.437 million received during 2009 through the second quarter of 2015 under an Earn-out Agreement with an entity also controlled by Mr. Egan, as well as the forbearance of its creditors. The Earn-out period expired on May 5, 2015, with the final pro-rated payment of $37 thousand received by the Company in May 2015. More recently, as more fully discussed in Note 4, “Debt,” in March 2016, November 2016 and March 2017, the Company received fundings of $50 thousand each under three (3) promissory notes entered into with the same entity that provided funding under the Revolving Loan Agreement (the “Promissory Notes”).

At June 30, 2017, the Company had a net working capital deficit of approximately $2.115 million.  Such working capital deficit included (i) a total of approximately $1.109 million in principal and accrued interest owed under the aforementioned Revolving Loan Agreement and 2016 Promissory Note; (ii) a total of approximately $890 thousand in management service fees owed under a Master Services Agreement to an entity controlled by Mr. Egan; (iii) a total of approximately $131 thousand of accrued officer compensation due primarily to Mr. Egan; and (iv) an aggregate of approximately $21 thousand in other unsecured accounts payable and accrued expenses owed to non-related parties.

During the fourth quarter of 2014, the Company derecognized approximately $84 thousand of old accrued expenses related to its former Tralliance business (including $33 thousand of disputed liabilities) based upon the belief that the statute of limitations applicable to enforcement of such liabilities had lapsed. During the fourth quarter of 2013, the Company derecognized approximately $296 thousand of old liabilities of its former Tralliance business, including approximately $170 thousand of disputed accounts payable owed to 2 former vendors and accrued expenses totaling approximately $126 thousand, based upon the belief that the statute of limitations applicable to enforcement of such liabilities had lapsed. As more fully described in Note 3, “Discontinued Operations,” the Company derecognized approximately $1.354 million of old liabilities of its former VoIP telephony service business, including approximately $1million of disputed liabilities, during the fourth quarter of 2012 based upon our belief that the statute of limitations applicable to enforcement of such liabilities has lapsed. There can be no assurance that the holders of derecognized account payables will agree with our application of statutes of limitation to time bar claims related to such payables nor seek to assert a basis to toll or suspend the running of the otherwise applicable statutes of limitation.

As discussed previously, on September 29, 2008, the Company (i) sold the business and substantially all of the assets of its Tralliance Corporation subsidiary to Tralliance Registry Management, and (ii) issued 229 million shares of its Common Stock (the “Shares”) to Registry Management (the “Purchase Transaction”). Tralliance Registry Management and Registry Management are entities controlled by Michael S. Egan. The closing of the Purchase Transaction resulted in the cancellation of all of the Company’s remaining Convertible Debt, related accrued interest and rent and accounts payable owed to entities controlled by Mr. Egan as of the date of closing (totaling approximately $6.4 million). However, the Company continues to be obligated to repay its principal borrowings and accrued interest due to an entity controlled by Mr. Egan under the aforementioned Revolving Loan Agreement and Promissory Notes. The Company currently has no ability to repay these loans should a demand for payment be made by the noteholder. Immediately after giving effect to the closing of the Purchase Transaction and the issuance of the Shares thereunder, Mr. Egan beneficially owned approximately 76% of the Company’s Common Stock and continues to beneficially own such amount at June 30, 2017.

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

It is the Company’s preference to avoid filing for protection under the U.S. Bankruptcy Code. However, based upon the Company’s current financial condition as discussed above, management believes that additional debt or equity capital will need to be raised in order for theglobe to continue to operate as a going concern on a long-term basis. The Company currently has no access to credit facilities and has traditionally relied on borrowings from related parties to meet short-term liquidity needs, including to fund its public company operating costs while it explores its options related to the future of theglobe. Any such equity capital raised would likely result in very substantial dilution in the number of outstanding shares of the Company’s Common Stock, and, if raised from anyone other than Mr. Egan or his related entities, would likely result in a change in control of theglobe. Given theglobe’s current financial condition, it has no intent to seek to acquire or start any new businesses. It is possible, however, that the Company could become a party to a “reverse merger” or similar transaction whereby a privately owned operating company would be merged into, or otherwise acquired by, the Company or a subsidiary thereof, in exchange for the issuance of shares of capital stock to the owners of the private company that would then represent substantially all of the then outstanding capital stock of the Company. There can be no assurance that any such reverse merger or similar transaction will be pursued or consummated, or that the Company will continue as a going concern.

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

RISKS RELATING TO OUR COMMON STOCK

WE ARE CONTROLLED BY OUR CHAIRMAN.

On September 29, 2008, in connection with the sale of Tralliance, the Company issued 229 million shares of its Common Stock to Registry Management, an entity controlled by Michael S. Egan, its Chairman and Chief Executive Officer. Previously on June 10, 2008, Dancing Bear Investments, Inc., also an entity controlled by Mr. Egan, converted an aggregate of $400 thousand of outstanding convertible secured promissory notes due to them by the Company into 40 million shares of our Common Stock. As a result of the issuance of the 269 million shares under the transactions described above, Mr. Egan’s beneficial ownership has been increased to approximately 76% of the Company’s Common Stock and he continues to own such amount at June 30, 2017. Accordingly, Mr. Egan is in a position to control the vote on all corporate actions in the future.

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

theglobe.com, inc.

Dated : August 10, 2017	By:	/s/ Michael S. Egan
Michael S. Egan
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Edward A. Cespedes
Edward A. Cespedes
President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.1NS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document`

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document