Form 10-K
period 2017-12-31
THEGLOBE COM INC
filed 2018-03-30
CIK 1066684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to________

Commission file number: 0-25053

THEGLOBE.COM, INC.

(Exact name of Registrant as Specified in Its Charter)

STATE OF DELAWARE	14-1782422
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NO.)

5949 SHERRY LANE, SUITE 950, DALLAS, TX 75225

c/o Toombs Hall and Foster

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(214)369-5695

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, par value $.001 per share	None

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
☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes ☒No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (do not check if a smaller reporting company ) ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☒ Yes ☐ No

Aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of the close of business as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2017: $117,243.*

*Includes voting stock held by third parties, which may be deemed to be beneficially owned by affiliates, but for which such affiliates have disclaimed beneficial ownership.

The number of shares outstanding of the Registrant’s Common Stock, $.001 par value (the “Common Stock”), as of March 1, 2018 was 441,480,838.

theglobe.com, inc.

FORM 10-K

FORWARD LOOKING STATEMENTS

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terminology, such as "may," "will," "should," "could," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "intend," "potential" or "continue" or the negative of such terms or other comparable terminology, although not all forward-looking statements contain such terms. In addition, these forward-looking statements include, but are not limited to, statements regarding:

•	our need for additional equity and debt capital financing to continue as a going concern, and the sources of such capital;

•	our intent with respect to acquiring an operating entity;

•	our intent with respect to future dividends; and

•	our estimates with respect to certain accounting and tax matters.

These forward-looking statements reflect our current view about future events and are subject to risks, uncertainties and assumptions. Unless required by law, we do not intend to update any of the forward-looking statements after the date of this Form 10-K or to conform these statements to actual results. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. A description of risks that could cause our results to vary appears under “Risk Factors” and elsewhere in this Form 10-K. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	our ability to raise additional and sufficient capital;

•	our ability to continue to receive funding from related parties;

•	our ability to identify and successfully acquire or merge with an operating entity; and

•	our ability to successfully estimate the impact of certain accounting and tax matters.

PART I

ITEM 1. BUSINESS

DESCRIPTION OF BUSINESS

General

theglobe.com, inc. (the “Company,” “theglobe,” “we” or “us”) was incorporated on May 1, 1995 and commenced operations on that date. Originally, we were an online community with registered members and users in the United States and abroad. On September 29, 2008, we consummated the sale of the business and substantially all of the assets of our subsidiary, Tralliance Corporation (“Tralliance”), to Tralliance Registry Management Company, LLC (“Tralliance Registry Management”), an entity controlled by Michael S. Egan, our former Chairman and Chief Executive Officer.  As a result of and on the effective date of the sale of our Tralliance business, which was our last remaining operating business, we became a “shell company,” as that term is defined in Rule 12b-2 of the Exchange Act, with no material operations or assets.

As discussed below, on December 20, 2017, Delfin Midstream LLC (“Delfin”) entered into a Common Stock Purchase Agreement with certain of our stockholders for the purchase of a total of 312,825,952 shares of our common stock, par value $0.001 per share (“Common Stock”), representing 70.9% of our Common Stock. On December 31, 2017 (the “Closing Date”), Mr. Egan, Edward A. Cespedes and Robin S. Lebowitz resigned from their respective positions as officers and directors of the Company. William “Rusty” Nichols was appointed the sole member of our Board and our sole executive officer.

As a shell company, our operating expenses have consisted primarily of, and we expect them to continue to consist primarily of, customary public company expenses, including personnel, accounting, financial reporting, legal, audit and other related public company costs.

As of December 31, 2017, as reflected in our accompanying Consolidated Balance Sheet, our current liabilities exceed our total assets.  Additionally, we received a report from our independent registered public accountants, relating to our December 31, 2017 audited financial statements, containing an explanatory paragraph regarding our ability to continue as a going concern. We prefer to avoid filing for protection under the U.S. Bankruptcy Code.  However, unless we are successful in raising additional funds through the offering of debt or equity securities, we may not be able to continue to operate as a going concern for any significant length of time in the future.  Notwithstanding the above, we currently intend to continue operating as a public company and making all the requisite filings under the Exchange Act.

Delfin Purchase Agreement

On December 20, 2017, Michael S. Egan, our former Chief Executive Officer and majority stockholder, and certain of our other stockholders (each a “Seller” and collectively the “Sellers”) entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Delfin. Pursuant to the terms of the Purchase Agreement, Delfin agreed to purchase from the Sellers an aggregate of 312,825,952 shares of our Common Stock, representing approximately 70.9% of the issued and outstanding shares of our Common Stock. The closing of the purchase and sale transaction occurred on December 31, 2017 (the “Closing Date”). In connection with the transaction, we terminated the Master Services Agreement we had entered into with an entity controlled by Mr. Egan and satisfied all promissory notes and other borrowings under the credit line with respect to indebtedness owed to related parties. Delfin beneficially owns approximately 70.9% of our Common Stock and continues to beneficially own such amount as of the date of this filing.

In connection with the transactions contemplated by the Purchase Agreement, effective as of the Closing Date, the then sitting members of our Board of Directors, Mr. Egan, Chief Executive Officer and Chairman, Mr. Cespedes, President, Treasurer and Chief Financial Officer and Director, and Ms. Lebowitz, Vice President of Finance and Director, resigned from the Board and their respective officer positions with the Company, and Mr. Nichols was appointed as Chairman of the Board and President, Chief Executive Officer and Chief Financial Officer of the Company.

EMPLOYEES

As of March 1, 2018, we had no employees. Our executive officer currently devotes very limited time to our business and receives no compensation from us. Our executive officer is not an officer or director of other companies, but is a shareholder of certain companies which may have ongoing business relationships with the Company.

ITEM 1A. RISK FACTORS

We may not be able to continue as a going concern.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern. However, for the reasons described below, we do not believe that cash on hand and cash flow generated internally by us will be adequate to fund our limited overhead and other cash requirements beyond a short period of time. These reasons raise significant doubt about our ability to continue as a going concern. In addition, our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our significant net losses, accumulated deficit of approximately $297 million as of December 31, 2017 and the previous sale of our last remaining operating business, which as it noted raised substantial doubt about our ability to continue as a going concern.

Since 2008, we were able to continue operating as a going concern due principally to funding of $500 thousand received during 2008 under a Revolving Loan Agreement with an entity controlled by Mr. Egan, our former Chairman and Chief Executive Officer, and total proceeds of approximately $2.437 million received during 2009 through the second quarter of 2015 under an Earn-out Agreement with an entity also controlled by Mr. Egan (as more fully discussed below), as well as the forbearance of our creditors. More recently, we received funding of $50 thousand each in March 2016, November 2016 and March 2017 as well as $10 thousand of $50 thousand in November 2017 under promissory notes entered into with the same entity that provided funding under the Revolving Loan Agreement. See Note 5, “Debt,” in our consolidated financial statements for further details. In connection with the closing of the purchase of Common Stock by Delfin, the promissory notes were fully satisfied.

At December 31, 2017, we had a net working capital deficit of approximately $26 thousand.  This deficit was comprised of accrued expenses owed to non-related parties.

On a short term liquidity basis, we must receive capital contributions or loans from Delfin or its affiliates in order to continue as a going concern.

We prefer to avoid filing for protection under the U.S. Bankruptcy Code. However, based upon our current financial condition as discussed above, we believe that we will need to raise additional debt or equity capital in order for us to continue to operate as a going concern on a long-term basis. Any such capital would likely come from Delfin, as we currently have no access to credit facilities and have traditionally relied on borrowings from related parties to meet short-term liquidity needs. Any equity capital raised would likely result in substantial dilution in the number of outstanding shares of our Common Stock. We intend to use the proceeds from the 2018 Promissory Note and seek other loans from Delfin and related entities, if necessary, to fund our public company operating costs while we explores our options related to the future of theglobe.

On March 9, 2018, we borrowed $15 thousand under a promissory note from Delfin (the “2018 Promissory Note”). See Note 9, “Subsequent Events” for further details.

Our management may have other interests that may conflict with the interests of our stockholders.

Mr. Nichols became our Chief Executive Officer effective December 31, 2017. Mr. Nichols previously served as a director of the predecessor entity of Fairwood , which is the parent of Delfin, our controlling stockholder.

Due to the relationships with his related entities, Mr. Nichols will have an inherent conflict of interest in making any decision related to transactions between the related entities and us. Furthermore, since Mr. Nichols is also the sole member of our Board of Directors, our Board presently is not "independent." We intend to review related party transactions in the future on a case-by-case basis.

We currently have no business operations and are a shell company.

Immediately following the closing of the Tralliance Purchase Transaction, we became a shell company with no material operations or assets, and no source of revenue other than under the “net revenue” earn-out arrangement with Tralliance Registry Management. We expect that our future operating expenses as a public shell company will consist primarily of customary public company expenses, including legal, audit and other miscellaneous public company costs which will need to be paid by Delfin. In addition, our lack of operations, assets and current prospects makes it difficult for investors to evaluate our future performance.

We may require additional financing to maintain our reporting requirements and administrative expenses.

We have no meaningful revenues and are dependent on our cash on hand to fund the costs associated with the reporting obligations under the Exchange Act, and other administrative costs associated with our corporate existence. For the years ended December 31, 2017 and 2016, we incurred net losses of $395,155 and $388,505, respectively. General and administrative expenses include customary public company expenses, including outside legal and audit fees, insurance and other related public company costs. We do not expect to generate any revenues unless and until we commence business operations. In the past, we relied on funding from affiliated creditors and we may need additional funding beyond those sources to continue as a going concern. In the event that our available funds prove to be insufficient, we will be required to seek additional financing. Our failure to secure additional financing could have a material adverse effect on our ability to pay the legal and audit fees and other administrative costs in order to continue to fulfill our reporting obligations. We do not have any arrangements with any bank or financial institution to secure additional financing and such financing may not be available on terms acceptable and in our best interests, if at all.

We may suffer adverse consequences if we are deemed an investment company under the Investment Act of 1940 and we may incur significant costs to avoid investment company status.

We do not believe that we are an “investment company” as defined by the Investment Company Act of 1940.  If the Securities and Exchange Commission, or SEC, or a court were to disagree with us, we could be required to register as an investment company.  This would negatively affect our ability to consummate a potential acquisition of an operating company, subjecting us to disclosure and accounting guidance geared toward investment, rather than operating companies; limiting our ability to borrow money, issue options, issue multiple classes of stock and debt, and engage in transactions with affiliates; and requiring us to undertake significant costs and expenses to meet disclosure and regulatory requirements to which we would be subject as a registered investment company. In order to operate in a manner to avoid being required to register as an investment company, we may be unable to sell assets we would otherwise want to sell or we may need to sell assets we would otherwise wish to retain. In addition, we may also have to forgo opportunities to acquire interests in companies or entities that we would otherwise want to acquire.

Risks Relating to Our Common Stock

We are controlled by our majority stockholder, which may limit the ability of our other stockholders to influence future corporate action.

In connection with the Purchase Agreement, as described above, Delfin purchased an aggregate of 312,825,952 shares of our Common Stock, representing approximately 70.9% of the issued and outstanding shares of our Common Stock. Accordingly, Delfin continues to be in a position to control the vote on all corporate actions in the future.

The delisting of our Common Stock makes it more difficult for investors to sell shares.

The shares of our Common Stock were delisted from the NASDAQ national market in April 2001 and are now traded in the over-the-counter market on what is commonly referred to as the electronic bulletin board or "OTCBB." As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of the securities, if at all. The delisting has made trading our shares more difficult for investors. It has also made it more difficult for us to raise additional capital. We may also incur additional costs under state blue-sky laws if we sell equity due to our delisting.

We do not currently intend to pay dividends on our Common Stock and, consequently, the ability of our stockholders to achieve a return on their investment in our Common Stock will depend on appreciation in the price of our Common Stock.

We do not expect to pay cash dividends on our Common Stock. Any future dividend payment are within the absolute discretion of our Board of Directors and will depend on, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, contractual restrictions, business opportunities, anticipated cash needs, provisions of applicable law and other factors that our Board of Directors may deem relevant. We may not generate sufficient cash from operations in the future to pay dividends on our Common Stock. As a result, the success of an investment in our Common Stock will depend on future appreciation in its value. The price of our Common Stock may not appreciate in value or even maintain the price at which our stockholders purchased shares. If our Common Stock does not appreciate in value, investors could suffer losses in their investment in our Common Stock.

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

As a shell company, we are subject to more stringent reporting requirements.

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

Rule 144 is not generally available to holders of our Common Stock which makes it difficult to resell shares in the future.

With limited exceptions related to restrictive securities acquired before we became a “shell company”, holders of our restricted securities are limited in their ability to resell their securities pursuant to Rule 144. Preclusion from the use of the resale exemption from registration afforded by Rule 144 may make it more difficult for us to sell equity securities in the future, and for stockholders to resell their restricted securities.

Our need for capital will create additional risks and create dilution to existing stockholders.

As mentioned above, we will need to raise additional capital in the future, which may be funded from unrelated third party sources, including the incurring of debt and/or the sale of additional equity securities. In addition, we may require additional financing to fund working capital and operating losses in the future should the need arise. The incurrence of debt creates additional financial leverage and therefore an increase in the financial risk of our operations. The sale of additional equity securities will be dilutive to the interests of our current stockholders. In addition, there can be no assurance that such additional financing, whether debt or equity, will be available to us or that it will be available on acceptable commercial terms. Any inability to secure such additional financing on acceptable terms could have a materially adverse impact on our business, financial condition and operating results.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company does not own or lease any property. We currently use the offices of Delfin at no cost to us.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Market Information

The shares of our Common Stock are quoted for trading on the over-the-counter market on what is commonly referred to as the electronic bulletin board, under the symbol "TGLO.OB". The following table sets forth the range of high and low bid prices of our Common Stock for the periods indicated as reported by the over-the-counter market (the electronic bulletin board). The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions (prices are rounded to the nearest cent):

	2017		2016
	High	Low	High	Low
Fourth Quarter	$0.04	$0.00	$0.00	$0.00
Third Quarter	$0.00	$0.00	$0.00	$0.00
Second Quarter	$0.01	$0.00	$0.00	$0.00
First Quarter	$0.00	$0.00	$0.00	$0.00

Holders of Common Stock

We had approximately 524 holders of record of Common Stock as of March 13, 2018. This does not reflect persons or entities that hold Common Stock in nominee or "street" name through various brokerage firms.

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

Recent Sales of Unregistered Securities

(a)  Unregistered Sales of Equity Securities.

There were no unregistered sales of equity securities during the year ended December 31, 2017.

(b)  Use of Proceeds from Sales of Registered Securities.

Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we have elected scaled disclosure reporting and therefore are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On December 20, 2017, our former Chief Executive Officer and majority stockholder, Mr. Egan entered into the Purchase Agreement with Delfin for the purchase by Delfin of shares owned by Mr. Egan representing approximately 70.9% of our Common Stock. On the Closing Date, Mr. Egan, Mr. Cespedes and Ms. Lebowitz resigned from their respective positions as officers and directors of the Company. Mr. Nichols was appointed the sole member of our Board and our sole executive officer.

We currently have no material operations or assets.

Basis of Presentation of Consolidated Financial Statements; Going Concern

We received a report from our independent registered public accountants, relating to our December 31, 2017 audited consolidated financial statements, containing an explanatory paragraph regarding our ability to continue as a going concern.   As a shell company, our management believes that we will not be able to generate operating cash flows sufficient to fund our operations and pay our existing current liabilities in the foreseeable future.  Based upon our current limited cash resources and without the infusion of additional capital and/or the continued forbearance of our creditors, our management does not believe we can operate as a going concern beyond a short period of time.  See “Future and Critical Need for Capital” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details.

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

All Note references relate to accompanying Notes to Consolidated Financial Statements.

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Net Revenue

Commensurate with the sale of our Tralliance business on September 29, 2008, we became a shell company, and have not had any material operations since then. As a result, net revenue was $0 for both of the years ended December 31, 2017 and 2016.

General and Administrative

General and administrative expenses include only those customary public company expenses, including outside legal and audit fees, insurance and other related public company costs.  General and administrative expenses totaled approximately $91 thousand for the year ended December 31, 2017 and $93 thousand for the year ended December 31, 2016.

Related Party Transactions

Related party transaction expense totaled $240 thousand for both the years ended December 31, 2017 and 2016 and consisted of management services fees payable to Dancing Bear for accounting, finance, administrative and managerial support.

Related Party Interest Expense

Related party interest expense for the years ended December 31, 2017 and 2016 was approximately $64 thousand and $55 thousand, respectively, and consisted of interest due and payable to Dancing Bear under the Revolving Loan Agreement.

Net Loss

Net loss for the year ended December 31, 2017 was approximately $395 thousand as compared to a net loss of approximately $389 thousand for the year ended December 31, 2016.

Liquidity and Capital Resources

Future and Critical Need for Capital

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern. However, for the reasons described below, our management does not believe that cash on hand and cash flow generated internally by us will be adequate to fund our limited overhead and other cash requirements beyond a short period of time. These reasons raise significant doubt about our ability to continue as a going concern.

Since 2008, we have been able to continue operating as a going concern due principally to funding of $500,000 received during 2008 under a Revolving Loan Agreement with an entity controlled by Mr. Egan, our former Chairman and Chief Executive Officer, and total proceeds of approximately $2.437 million received during 2009 through the second quarter of 2015 under an Earn-out Agreement with an entity also controlled by Mr. Egan (as more fully discussed below), as well as the forbearance of our creditors. More recently, we received funding of $50,000 each in March 2016, November 2016 and March 2017 as well as $10,000 of $50,000 in November 2017 under Promissory Notes entered into with the same entity that provided funding under the Revolving Loan Agreement. See Note 5, “Debt” in our consolidated financial statements for further details. In connection with the closing of the purchase of Common Stock by Delfin, the Promissory Notes were fully satisfied.

In March 2018, the Company executed a Promissory Note with Delfin for up to $50 thousand, of which $15 thousand was advanced. Interest accrues on the unpaid principal balance at a rate of eight (8%) per annum, and is payable on the maturity date, calculated on a 365/66 day year, as applicable. The Promissory Note is due upon demand. It may be prepaid in whole or in any part at any time prior to the maturity date. Management anticipates continued funding from Delfin as it determines the direction of the Company.

At December 31, 2017, we had a net working capital deficit of approximately $26 thousand.  This deficit was comprised of accrued expenses owed to non-related parties.

As additional consideration under the Tralliance Purchase Transaction, Tralliance Registry Management was obligated to pay us an earn-out equal to 10% (subject to certain minimums) of Tralliance Registry Management’s net revenue (as defined in the agreement governing the earn-out) derived from “.travel” names registered by Tralliance Registry Management from September 29, 2008 through May 5, 2015 (the “Earn-out”). The minimum Earn-out payable by Tralliance Registry Management to theglobe was $300,000 in the first year of the Earn-Out, increasing by $25,000 in each subsequent year (pro-rated for the final year of the Earn-out). The final Earn-out payment of $37,000 was made in May 2015 and the Earn-out agreement has now expired.

Cash Flow Items

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

As of December 31, 2017, we had $440 in cash and cash equivalents as compared to $31,285 as of December 31, 2016.  Net cash flows used in operating activities of continuing operations totaled approximately $91 thousand for the year ended December 31, 2017 compared to cash flows used in operating activities of continuing operations of approximately $89 thousand for the year ended December 31, 2016.

$375 in net cash flows were used in operating activities of discontinued operations during the year ended December 31, 2017 compared to approximately $474 for the year ended December 31, 2016.

Contractual Obligations

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we have elected scaled disclosure reporting and therefore are not required to provide the table required by (a)(5) of this Item.

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any material off-balance sheet arrangements that have or are reasonably likely to have a material effect on our current or future financial condition, revenues or expenses, results of operations, liquidity, or capital resources.

Effects of Inflation

Management believes that inflation has not had a significant effect on our results of operations during 2017 and 2016.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. Certain of our accounting policies require higher degrees of judgment than others in their application. These include valuations of accounts payable and accrued expenses.

Impact of Recently Issued Accounting Standards

Management has determined that all recently issued accounting pronouncements will not have a material impact on our financial statements or do not apply to our operations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

theglobe.com, inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of theglobe.com, inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a working capital deficiency, has incurred significant losses from operations and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2001.

Ft. Lauderdale, Florida
March 30, 2018

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash	$440	$31,285
Prepaid expenses	—	4,936
Total current assets	$440	$36,221

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable due to related party	$—	$769,570
Accounts payable	—	101
Accrued compensation due to related parties	—	130,769
Accrued expenses and other current liabilities	26,000	30,500
Accrued interest due to related party	—	427,878
Notes payable due to related party	—	600,000
Total current liabilities	26,000	1,958,818

Stockholders’ Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 441,484,838 shares issued at December 31, 2017 and December 31, 2016	441,485	441,485
Additional paid in capital	296,594,037	294,301,845
Accumulated deficit	(297,061,082)	(296,665,927)
Total stockholders’ deficit	(25,560)	(1,922,597)
Total liabilities and stockholders’ deficit	$440	$36,221

See notes to consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016

Net Revenue	$—	$—

Operating Expenses:
General and administrative	90,806	93,387
Related party transactions	240,000	240,000
Total Operating Expenses	330,806	333,387

Operating Loss from Continuing Operations	(330,806)	(333,387)

Other Income (Expense), net:
Related party interest expense	(63,974)	(54,644)

	(63,974)	(54,644)

Income (Loss) from Continuing Operations Before Income Taxes	(394,780)	(388,031)

Income Taxes	—	—
Loss from Continuing Operations	(394,780)	(388,031)

Loss from Discontinued Operations, net of tax	(375)	(474)
Net Loss	$(395,155)	$(388,505)

Loss Per Share:
Basic and Diluted:
Continuing Operations	$—	$—
Discontinued Operations	$—	$—
Weighted Average Common Shares Outstanding	441,484,838	441,484,838

See notes to consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2015	441,484,838	$441,485	$294,301,845	$(296,277,422)	$(1,534,092)

Year Ended December 31, 2016
Net Loss	—	—	—	(388,505)	(388,505)
Balance December 31, 2016	441,484,838	441,485	294,301,845	(296,665,927)	(1,922,597)

Year Ended December 31, 2017
Capital Contribution	—	—	2,292,192	—	2,292,192
Net Loss	—	—	—	(395,155)	(395,155)
Balance, December 31, 2017	441,484,838	$441,485	$296,594,037	$(297,061,082)	$(25,560)

See notes to consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2017	2016
Cash Flows from Operating Activities:
Net Loss	$(395,155)	$(388,505)
Loss from discontinued operations	375	474
Loss from continuing operations	(394,780)	(388,031)

Adjustments to reconcile loss from continuing operations to net cash flows used in operating activities:

Changes in operating assets and liabilities:
Prepaid expenses	4,936	61
Accounts payable due to related party	240,000	240,000
Accounts payable	(100)	0
Accrued expenses and other current liabilities	(4,500)	4,500
Accrued interest due to related party	63,974	54,644

Net cash flows used in operating activities of continuing operations	(90,470)	(88,826)
Net cash flows used in operating activities of discontinued operations	(375)	(474)
Net cash flows used in operating activities	(90,845)	(89,300)

Cash Flows from Financing Activities:
Borrowings on Notes Payable	60,000	100,000
Net cash flows from financing activities	60,000	100,000

Net change in cash & cash equivalents	(30,845)	10,700
Cash & cash equivalents at beginning of period	31,285	20,585

Cash & cash equivalents at end of period	$440	$31,285

See notes to consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

(1)	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE COMPANY

theglobe.com, inc. (the “Company,” “theglobe,” “we” or “us”) was incorporated on May 1, 1995 and commenced operations on that date. Originally, we were an online community with registered members and users in the United States and abroad. On September 29, 2008, we consummated the sale of the business and substantially all of the assets of our subsidiary, Tralliance Corporation (“Tralliance”), to Tralliance Registry Management Company, LLC (“Tralliance Registry Management”), an entity controlled by Michael S. Egan, our former Chairman and Chief Executive Officer.  As a result of and on the effective date of the sale of our Tralliance business, which was our last remaining operating business, we became a “shell company,” as that term is defined in Rule 12b-2 of the Exchange Act, with no material operations or assets.

On December 20, 2017, Delfin Midstream LLC (“Delfin”) entered into a Common Stock Purchase Agreement with certain of our stockholders for the purchase of a total of 312,825,952 shares of our common stock, par value $0.001 per share (“Common Stock”), representing 70.9% of our Common Stock. On December 31, 2017 (the “Closing Date”), Mr. Egan, Edward A. Cespedes and Robin S. Lebowitz resigned from their respective positions as officers and directors of the Company. William “Rusty” Nichols was appointed the sole member of our Board and our sole executive officer.

As a shell company, our operating expenses have consisted primarily of, and we expect them to continue to consist primarily of, customary public company expenses, including personnel, accounting, financial reporting, legal, audit and other related public company costs.

As of December 31, 2017, as reflected in our accompanying Consolidated Balance Sheet, our current liabilities exceed our total assets.  Additionally, we received a report from our independent registered public accountants, relating to our December 31, 2017 audited financial statements, containing an explanatory paragraph regarding our ability to continue as a going concern. We prefer to avoid filing for protection under the U.S. Bankruptcy Code.  However, unless we are successful in raising additional funds through the offering of debt or equity securities, we may not be able to continue to operate as a going concern for any significant length of time in the future.  Notwithstanding the above, we currently intend to continue operating as a public company and making all the requisite filings under the Exchange Act.

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

PREPAID EXPENSES

Prepaid expenses at December 31, 2016 consist of prepaid insurance, which is amortized to expense over the policy periods.

FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB Accounting Standards Codification Topic on Fair Value Measurements and Disclosure (“ASC 820”) requires that the Company disclose estimated fair values of its financial instruments. The carrying amount of certain of the Company’s financial instruments, including cash, accounts payable and accrued expenses, are a reasonable estimate of their fair values at December 31, 2017 and 2016, respectively, due to their short maturities.

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

INCOME TAXES

On December 22, 2017 the Tax Cuts and Jobs Act (the “Tax Act”) was enacted in the United States. Among its many provisions, the Tax Act reduces the U.S. corporate income tax rate from 35% to 21%; requires companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; eliminates the corporate alternative minimum tax (AMT); creates a new limitation on deductible interest expense; and changes rules related to uses and limitations of net operating loss carry forwards created in tax years beginning after December 31, 2017. As a result of the Tax Act, the Company remeasured its deferred tax assets and liabilities to reflect the new statutory federal rate of 21% which resulted in a net adjustment of approximately $20,845,000 to deferred income tax expense for the year ended December 31, 2017. This adjustment was offset by a deduction in the valuation allowance.

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

	December 31,
	2017	2016
Options to purchase common stock	—	—

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

Since 2008, the Company was able to continue operating as a going concern due principally to funding of $500,000 received during 2008 under a Revolving Loan Agreement with an entity controlled by Michael S. Egan, the former Chairman and Chief Executive Officer and total proceeds of approximately $2,437,000 received during 2009 through the second quarter of 2015 under an Earn-out Agreement with an entity also controlled by Mr. Egan (as more fully discussed below), as well as the forbearance of its creditors. More recently, the Company received fundings of $50,000 each in March 2016, November 2016 and March 2017 as well as $10,000 of $50,000 in November 2017 under Promissory Notes entered into with the same entity that provided funding under the Revolving Loan Agreement (the “Promissory Notes”). See Note 5, “Debt” in our consolidated financial statements for further details. In connection with the Closing with Delfin Midstream LLC the Promissory Notes have been fully satisfied.

At December 31, 2017, the Company had a net working capital deficit of approximately $26,000. Such working capital deficit was made up of accrued expenses owed to non-related parties.

On December 20, 2017, Michael S. Egan, our former Chief Executive Officer and majority stockholder, and certain of our other stockholders (each a “Seller” and collectively the “Sellers”) entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Delfin. Pursuant to the terms of the Purchase Agreement, Delfin agreed to purchase from the Sellers an aggregate of 312,825,952 shares of our Common Stock, representing approximately 70.9% of the issued and outstanding shares of our Common Stock. The closing of the purchase and sale transaction occurred on December 31, 2017 (the “Closing Date”). In connection with the transaction, we terminated the Master Services Agreement (See Note 5) we had entered into with an entity controlled by Mr. Egan and satisfied all promissory notes and other borrowings under the credit line with respect to indebtedness owed to related parties. Delfin beneficially owns approximately 70.9% of our Common Stock and continues to beneficially own such amount as of the date of this filing.

MANAGEMENT PLANS

Management anticipates continued funding from Delfin as it determines the direction of the Company.

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

During the fourth quarter of 2012, the Company re-evaluated all remaining liabilities of its VoIP telephony services business in light of the passage of time and applicable state statute of limitation laws. Based upon this re-evaluation, the Company derecognized accounts payable liabilities related to six (6) former telecommunication vendors totaling approximately $1,354,000, including the disputed liabilities of approximately $1,000,000 discussed earlier. During the second quarter of 2015, a former VoIP telephony service vendor agreed to forgive its remaining non-disputed accounts payable balance of $41,000. Accordingly, such amount was written off the balance sheet with a corresponding gain on forgiveness of debt included within Discontinued Operations for the year ended December 31, 2015. There are no “Liabilities of Discontinued Operations” at December 31, 2017 and 2016.

(4)	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2017	2016
Accrued legal and audit expense	$26,000	$30,500

(5)	DEBT

Debt consists of notes payables due to a related party, as summarized below:

	December 31,
	2017	2016
2008 Revolving Loan Notes due to a related party; due on demand	$—	$500,000
March 2016 Promissory Note due to a related party; due on demand	—	50,000
November 2016 Promissory Note due to a related party; due on demand	—	50,000
March 2017 Promissory Note due to a related party; due on demand	—	—
November 2017 Promissory Note due to a related party; due on demand	—	—
	$0	$600,000

The Company received fundings of $50 thousand each in March 2016, November 2016 and March 2017 as well as $10 thousand of $50 thousand in November 2017 under Promissory Notes entered into with the same entity that provided funding under the Revolving Loan Agreement (the “Promissory Notes”). In connection with the Closing with Delfin Midstream LLC the Promissory Notes have been fully satisfied.

In March 2018, the Company executed a Promissory Note with Delfin for up to $50 thousand, of which $15 thousand was advanced. Interest accrues on the unpaid principal balance at a rate of eight (8%) per annum, and is payable on the maturity date, calculated on a 365/66 day year, as applicable. The Promissory Note is due upon demand. It may be prepaid in whole or in party at any time prior to the maturity date. The Company expects continued funding from Delfin.

On June 6, 2008, we and our subsidiaries, as guarantors, entered into a Revolving Loan Agreement with Dancing Bear, pursuant to which Dancing Bear may loan up to $500,000 to the Company on a revolving basis (the “Credit Line”).  In connection with its entry into the Credit Line, we borrowed $100,000 under the Credit Line, and during the remainder of 2008, we made additional borrowings totaling $400,000 under the Credit Line. Accrued interest of $ 0 and $423,233 related to the Credit Line have been reflected as current liabilities in our Consolidated Balance Sheet as of December 31, 2017 and December 31, 2016, respectively. We recognized $50,000 of Related Party Interest Expense on our Consolidated Statement of Operations for both of the years ended December 31, 2017 and 2016 related to the Credit Line.

As of December 31, 2017, the outstanding principal and accrued interest of $923,233 related to the Credit Line was satisfied and the Credit Line was terminated in connection with the transactions contemplated by the Purchase Agreement.

(6)	STOCK OPTION PLANS

As of December 31, 2017, all of the Company’s stock option plans have terminated and there are no shares for grant under these plans. Remaining stock options outstanding and exercisable expired in August 2016.

No stock options were granted by the Company or exercised during the years ended December 31, 2017 and 2016.

Stock option activity during the years ended December 31, 2017 and December 31, 2016 was as follows:

	Number of Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2016	0	$			$—
Granted	—		—
Exercised	—		—
Expired	0

Outstanding at December 31, 2017	—	$			$—
Exercisable at December 31, 2017	—				$—
Options available at December 31, 2017	—

	Number of Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2015	100,000		$0.14	0.6 years	$—
Granted	—		—
Exercised	—		—
Expired	(100,000)		0.14

Outstanding at December 31, 2016	0	$			$—
Exercisable at December 31, 2016	0	$			$—
Options available at December 31, 2016	0

No employee stock compensation expense was charged to operating expenses during the years ended December 31, 2017 or 2016. At December 31, 2017, there was no unrecognized compensation expense related to unvested stock options.

(7)	INCOME TAXES

The provision (benefit) for income taxes is summarized as follows:

Year Ended December 31,
	2017	2016
Continuing operations	$—	$—
Discontinued operations	—	—
	$—	$—

The provision (benefit) for income taxes attributable to continuing operations was as follows:

Year Ended December 31,
	2017	2016
Current:
Federal	$—	$—
State	—	—
	$—	$—
Deferred:
Federal	$—	$—
State	—	—

Provision for income taxes	$—	$—

The following is a reconciliation of the federal income tax provision at the federal statutory rate to the Company’s tax provision attributable to continuing operations:

	Year Ended December 31,
	2017	2016
Statutory federal income tax rate	34.00%	34.00%
Change in tax rate	(5,292.36)	—
Nondeductible items	—	—
State income taxes, net of federal benefit	3.96	3.96
Change in valuation allowance	16,233.74	(37.96)
Write-off of DTA under IRC 382 and 383	(10,979.35)	—
Other		—

Effective tax rate	0.00%	0.00%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2017 and 2016 are presented below.

	December 31, 2017	December 31, 2016
Deferred tax assets (liabilities):
Net operating loss carryforwards	$—	$62,959,000
Issuance of warrants	982,000	1,447,000
AMT and other tax credits	—	352,000
Accrued expenses	29,000	335,000
Depreciation and amortization	10,000	15,000
Total gross deferred tax assets	1,021,000	65,108,000
Less: valuation allowance	(1,021,000)	(65,108,000)
Total net deferred tax assets	$—	$—

Because of the Company's lack of earnings history, the net deferred tax assets have been fully offset by a 100% valuation allowance. The valuation allowance for net deferred tax assets was $1,021,000 and $65,108,000 as of December 31, 2017 and 2016, respectively. The net change in the total valuation allowance was $(64,087,000) and $147,000 for the years ended December 31, 2017 and 2016, respectively.

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

(8)           RELATED PARTY TRANSACTIONS

In connection with the closing of the Tralliance Purchase Transaction, the Company also entered into a Master Services Agreement (“Services Agreement”) with Dancing Bear Investments, Inc. (“Dancing Bear”), an entity which is controlled by Mr. Egan.  Under the terms of the Services Agreement, for a fee of $20,000 per month ($240,000 per annum), Dancing Bear provides personnel and services to the Company so as to enable it to continue its existence as a public company without the necessity of any full-time employees of its own.  The Services Agreement had an initial term of one year. In connection with the Delfin transaction, the Services Agreement has been terminated.  Services under the Services Agreement include, without limitation, accounting, assistance with financial reporting, accounts payable, treasury/financial planning, record retention and secretarial and investor relations functions.  Related party transactions expense related to the Master Services Agreement of $240,000 was recognized in our Consolidated Statement of Operations during both the years ended December 31, 2017 and 2016.   A balance of $769,570 related to the Services Agreement is owed by the Company to Dancing Bear and is accrued on our Balance Sheet at December 31, 2016, and was satisfied in connection with the Delfin transaction.

As discussed earlier in Note 5, “Debt,” during 2016 the Company borrowed a total of $100,000 from Dancing Bear under two separate promissory notes. Interest expense totaling $4,645 has been recorded by the Company during 2016, and is accrued on its balance sheet at December 31, 2016 related to these promissory notes. The amounts due under these promissory notes were satisfied in connection with the Delfin transaction.

In March 2018, the Company executed a Promissory Note with Delfin for up to $50 thousand, of which $15 thousand was advanced. The Company expects continued funding from Delfin.

In order to help the Company make it through a liquidity crisis in 2008, Michael S. Egan, our former Chairman and Chief Executive Officer, agreed to defer receiving a portion of his 2008 salary, totaling $105,769, until a future undetermined point in time. Additionally, Robin S. Lebowitz, our former Vice President of Finance agreed to defer receiving an aggregate of $25,000 in car allowance payable during 2006, 2007 and 2008 to a future undetermined point in time. In connection with the Delfin transaction, each of Mr. Egan and Ms. Lebowitz agreed to forgive and forfeit any right to receive the deferred payments described above. The aforementioned deferred payments were accrued by the Company during the years that such compensation was earned, with the total amount of $130,769 classified as Accrued Compensation Due to Related Parties in our Consolidated Balance Sheets at December 31, 2016.

(9)          SUBSEQUENT EVENTS

The Company’s management evaluated subsequent events through the time of the filing of this report on Form 10-K. The Company’s management is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on its consolidated financial statements, except for the following. On March 9, 2018 the Company entered into a $50,000 promissory note with, and borrowed $15,000 under such promissory note from, Delfin Midstream, LLC, the Company’s majority stockholder. The Company intends to use the proceeds from the promissory note to pay its public company operating costs over a short period of time.

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

Our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, as of December 31, 2017, our disclosure controls and procedures were effective.

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

Under the supervision of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017. Such evaluation was based on the framework and criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992. Based upon this evaluation and management’s assessment, management has concluded that internal control over financial reporting was effective as of December 31, 2017. Because we are a smaller public company, we are not required to provide an independent public accountant’s attestation report covering our assessment of internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer, have evaluated any change in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, and have determined there to be no reportable changes.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and current positions with the Company held by our Directors and Executive Officers.

NAME	AGE	POSITION OR OFFICE WITH THE COMPANY	DIRECTOR SINCE
William “Rusty” Nichols	68	President, Chief Executive Officer, Chief Financial Officer and Director	December 31, 2017

Other than as a result of his initial appointment in connection with the transactions contemplated by the Purchase Agreement, we are not aware of any arrangement or understanding between Mr. Nichols and any other person pursuant to which he was elected or appointed to his current positions. Neither Mr. Nichols nor any immediate family member of Mr. Nichols has been a participant in any transaction or currently proposed transaction with the Company that is reportable under Item 404(a) of Regulation S-K.

Our current sole executive officer and director has been chosen based upon his individual skills, experiences and qualifications which collectively provide a balanced level of expertise to the Company. Additionally, we believe that each of our director and sole executive officer possesses high professional and personal ethics and values, which are attributes that are important characteristics to the Company.

William R. (Rusty) Nichols, 68, has been involved in the civil construction, real estate and oil and gas businesses for 40 years. Mr. Nichols is semi-retired and from 2015 to present has invested in various business enterprises. From 2013 to March 2015, he served as a director of the predecessor entity of Fairwood Peninsula Energy Corporation (“Fairwood”), a midstream liquefied natural gas company, and owner of Delfin, focused on providing critical infrastructure for the floating liquefaction industry. Between 1980 and 2004, Mr. Nichols was responsible for real estate developments in Texas with over $400 million in finished product sales. He was one of the earliest people to be involved in the leasing of properties in the Barnett Shale and was on the Panel of The Fort Worth City responsible for drafting drilling ordinances, with particular emphasis on residential drilling. Between 2001 and 2008, Mr. Nichols was closely involved with XTO Energy Inc. in the drilling and completion of gas wells during the transition from vertical to horizontal fracturing methods. Mr. Nichols is a graduate of the University of Texas at Austin.

Mr. Nichols will serve as a director until the next annual meeting of stockholders of the Company and until his successor is duly elected and qualified or until his earlier death, resignation or removal.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent (10%) of a registered class of our equity securities, to file certain reports regarding ownership of, and transactions in, our securities with the SEC. Such officers, directors, and 10% stockholders are also required to furnish us with copies of all Section 16(a) forms that they file.

Based solely on our review of copies of Forms 3 and 4 and any amendments furnished to us pursuant to Rule 16a-3(e) and any written representations referred to in Item 405(b)(2)(i) of Regulation S-K stating that no Forms 5 were required, we believe that, during the 2017 fiscal year, our officers, directors and all persons owning more than 10% of a registered class of our equity securities have complied with all Section 16(a) applicable filing requirements, except that the Form 3 for Mr. Nichols was not timely filed.

Code of Ethics

We have adopted a Code of Ethics applicable to its officers, including its principal executive officer, principal financial officer, principal accounting officer or controller and any other persons performing similar functions. The Code of Ethics will be provided free of charge by the Company to interested parties upon request. Requests should be made in writing and directed to the Company at the following address: 5949 Sherry Lane Suite 950 Dallas, TX 75225.

Board Meetings and Committees

Including unanimous written actions of the Board, the Board of Directors met 6 times in 2017. No incumbent director who was on the Board for the entire year attended less than 75% of the total number of all meetings of the Board and any committees of the Board on which he or she served, if any, during 2017.

The Board of Directors has a standing Audit and Compensation Committee but no standing Nominating Committee.

Audit Committee. The Audit Committee, which was formed in July 1998, reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the selection of our independent auditors, the scope of the annual audits, fees to be paid to the auditors, the performance of our auditors and our accounting practices and internal controls. The Audit Committee operates pursuant to a written charter. The current member of the Audit Committee is Mr. Nichols, who is an officer of the Company. As a smaller reporting company with no material operations or assets, and due to the lack of financial resources available to us, we do not currently have an audit committee financial expert. As such, Mr. Nichols is not considered “independent” within the meaning of applicable Nasdaq Stock Market listing standards, including any heightened independence requirements specific to audit committee members. Including unanimous written actions of the Committee, the Audit Committee held 1 meeting in 2017.

Compensation Committee. The Compensation Committee establishes salaries, incentives and other forms of compensation for officers and other employees of theglobe.  Because the Company currently has no material operations and neither its former executive officers nor current executive officer received a salary, the Compensation Committee did not meet in 2017.   The current member of the Compensation Committee is Mr. Nichols, who is an officer of the Company. As such, Mr. Nichols is not considered “independent” within the meaning of applicable Nasdaq Stock Market listing standards, including any heightened independence requirements specific to compensation committee members. The Compensation Committee does not operate under a written charter.

Director Nominations. As noted above, the Board of Directors does not have a separate nominating committee. Rather, the entire Board considers and nominates directors for election. Based on the Board currently consisting only of employee directors, the Board does not believe the Company would derive any significant benefit from a separate nominating committee. Due primarily to his status as an officer of the Company, our sole director is not “independent” as defined in the applicable Nasdaq Stock Market listing standards. The Company does not have a Nominating Committee charter.

In recommending director candidates in the future (including director candidates recommended by stockholders), the Board intends to take into consideration such factors as it deems appropriate based on the Company’s current needs. These factors may include diversity, age, skills, decision-making ability, inter-personal skills, experience with businesses and other organizations of comparable size, community activities and relationships, and the interrelationship between the candidate’s experience and business background, and other Board members’ experience and business background, whether such candidate would be considered “independent”, as such term is defined in the Nasdaq Stock Market listing standards, as well as the candidate’s ability to devote the required time and effort to serve on the Board.

The Board will consider for nomination by the Board director candidates recommended by stockholders if the stockholders comply with the following requirements. Under our By-Laws, if a stockholder wishes to nominate a director at the Annual Meeting, we must receive the stockholder’s written notice not less than 60 days nor more than 90 days prior to the date of the annual meeting, unless we give our stockholders less than 70 days’ notice of the date of our Annual Meeting. If we provide less than 70 days’ notice, then we must receive the stockholder’s written notice by the close of business on the 10th day after we provide notice of the date of the Annual Meeting. The notice must contain the specific information required in our By-Laws. A copy of our By-Laws may be obtained by writing to the Corporate Secretary. If we receive a stockholder’s proposal within the time periods required under our By-Laws, we may choose, but are not required, to include it in our proxy statement. If we do, we may tell the other stockholders what we think of the proposal, and how we intend to use our discretionary authority to vote on the proposal. All proposals should be made in writing and sent via registered, certified or express mail, to our executive offices, 5949 Sherry Lane, Suite 950, Dallas, Texas 75225 Attention: William “Rusty” Nichols.

Stockholder Communications with the Board of Directors. Any stockholder who wishes to send communications to the Board of Directors should mail them addressed to the intended recipient by name or position in care of: theglobe.com, inc., 5949 Sherry Lane, Suite 950, Dallas, Texas 75225 Attention: William “Rusty” Nichols. Upon receipt of any such communications, Mr. Nichols will determine the identity of the intended recipient and whether the communication is an appropriate stockholder communication. The Mr. Nichols will send all appropriate stockholder communications to the intended recipient. An "appropriate stockholder communication" is a communication from a person claiming to be a stockholder in the communication, the subject of which relates solely to the sender’s interest as a stockholder and not to any other personal or business interest.

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

ITEM 11. EXECUTIVE COMPENSATION

Overview

We do not maintain any executive compensation plans or programs. Mr. Nichols, our sole executive officer, does not receive compensation for his services. In addition, all of our stock option plans have been terminated and there are no unexercised equity awards outstanding as of December 31, 2017 and no Named Executive Officer exercised any equity awards during 2017.

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid by us to those persons serving as the principal executive officer and principal financial officer at any time during the last calendar year and our other executive officer for the years ended December 31, 2017 and 2016 (collectively, the “Named Executive Officers”):

Name and Principal Position	Year	Salary	Bonus	Option Awards	All Other	Total

William R. Nichols,	2017	$—	$—	$—	$—	$—
Chairman, Chief Executive Officer and Chief Financial Officer (1)

Michael S. Egan, Former	2017	$—	$—	$—	$—	$—
Chairman, Chief Executive Officer (2)	2016	—	—	—	—	—

Edward A. Cespedes, Former	2017	$—	$—	$—	$—	$—
President, Treasurer and Chief Financial Officer (3)	2016	—	—	—	—	—

Robin S. Lebowitz,	2017	$—	$—	$—	$—	$—
Former Vice President of Finance(4)	2016	—	—	—	—	—

(1) Mr. Nichols was appointed to his positions effective December 31, 2017.

(2) Mr. Egan resigned from all positions effective December 31, 2017.

(3) Mr. Cespedes resigned from all positions effective December 31, 2017.

(4) Ms. Lebowitz resigned from all positions effective December 31, 2017.

We do not currently have any employment agreements with any of the Named Executive Officers.

COMPENSATION OF DIRECTORS

Directors who are also our employees or officers receive no compensation for serving on our Board or committees. We reimburse non-employee/non-management directors for all travel and other expenses incurred in connection with attending Board and committee meetings. Non-employee/non-management directors are also eligible to receive automatic stock option grants under our 1998 Stock Option Plan, as amended and restated. As of December 31, 2017 there were no directors who met this definition.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. Egan and Cespedes served as members of our Compensation Committee until their resignation effective December 31, 2017, at which time Mr. Nichols was appointed to the Compensation Committee. During the fiscal year ended December 31, 2017, no member of our Compensation Committee had a relationship that would constitute an interlocking relationship with our executive officers or directors or another entity.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of March 1, 2018 (except as otherwise indicated) by (i) each person who owns beneficially more than 5% of our Common Stock, (ii) each of our directors, (iii) each of our “Named Executive Officers” and (iv) all directors and executive officers as a group. A total of 441,484,838 shares of theglobe’s Common Stock were issued and outstanding on March 1, 2018.

The amounts and percentage of Common Stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Unless otherwise indicated below, the address of each person named in the table below is in care of theglobe.com, inc., 5949 Sherry Lane, Suite 950, Dallas, TX 75225

SHARES BENEFICIALLY OWNED
DIRECTORS, NAMED EXECUTIVE OFFICERS AND 5% STOCKHOLDERS	NUMBER	PERCENT	TITLE OF CLASS

William “Rusty” Nichols	–	–	Common

Michael S. Egan(1)	22,018,000	4.99%	Common

Edward A. Cespedes(2)	–	–	Common

Robin S. Lebowitz(3)	–	–	Common

Delfin Midstream LLC	312,825,952	70.9%	Common

All directors and executive officers as a group (1 persons)	–	–	Common

(1) Mr. Egan’s address is P.O. Box 029006, Fort Lauderdale, Florida 33302. Includes the shares that Mr. Egan is deemed to beneficially own as the controlling investor of E&C Capital Partners, LLLP, E&C Capital Partners II, LLLP and The Registry Management Company, LLC. Also includes 14,000 shares of our Common Stock held by Mr. Egan’s wife, as to which he disclaims beneficial ownership.

(2) Mr. Cespedes’ address is P.O. Box 029006, Fort Lauderdale, Florida 33302.

(3) Ms. Lebowitz’s address is P.O. Box 029006, Fort Lauderdale, Florida 33302.

Securities Authorized for Issuance Under Equity Compensation Plans As Of December 31, 2017

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation plans approved by security holders	―	$	―	―

Equity Compensation plans not approved by security holders	―	$	―	―

Total	―	$	―	―

*	As of December 31, 2017, there were no shares available for grant under our stock option plans and remaining stock options outstanding and exercisable expired in August 2016. See Note 6, “Stock Option Plans” in the accompanying Notes to our Consolidated Financial Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The following is a summary of transactions, since January 1, 2016, to which we have been a party, in which the amount involved exceeded the lesser of $120,000 or 1% of the average of our total assets at December 31, 2016 and December 31, 2017, and in which any of our directors, executive officers, beneficial holders of more than 5% of our capital stock or certain other related persons had or will have a direct or indirect material interest. For information regarding the Purchase Agreement to which Mr. Egan and entities controlled by Mr. Egan are parties, see the section in this annual report entitled “Item 1 - Business—Delfin Purchase Agreement.”

Stock Ownership Relationships

Certain of our former directors of the Company also serve as officers and directors of and own controlling interests in Dancing Bear Investments, Inc., E&C Capital Partners LLLP, E&C Capital Partners II, LLLP, The Registry Management Company, LLC, Tralliance Registry Management Company, LLC, Labigroup Holdings, LLC and License Holdings, LLC. Dancing Bear Investments, Inc., E&C Capital Partners, LLLP and E&C Capital Partners II, LLLP [were stockholders of the Company] and are entities controlled by our former Chairman.

On September 29, 2008, we (i) sold the business and substantially all of the assets of our Tralliance Corporation subsidiary to Tralliance Registry Management Company LLC (“Tralliance Registry Management”) and (ii) issued 229,000,000 shares of our Common Stock to The Registry Management Company, LLC (“Registry Management”) (the “Tralliance Purchase Transaction”).  Tralliance Registry Management and Registry Management are entities directly or indirectly controlled by Michael S. Egan, our former Chairman and Chief Executive Officer and principal stockholder, and our former executive officers and former Board members, Edward A. Cespedes, our former President, and Robin Segaul Lebowitz, our former Vice President of Finance, own a minority interest in Registry Management.

Delfin is our parent company and beneficially owns an aggregate of 31,825,952 shares of our Common Stock, representing 70.9% of our issued and outstanding Common Stock. Fairwood is the parent company of Delfin.

Services Agreement

In connection with the closing of the Tralliance Purchase Transaction, we entered into a Master Services Agreement (“Services Agreement”) with Dancing Bear Investments, Inc. (“Dancing Bear”), an entity which is controlled by Mr. Egan.  Under the terms of the Services Agreement, for a fee of $20,000 per month ($240,000 per annum), Dancing Bear provided personnel and services to the Company so as to enable it to continue its existence as a public company without the necessity of any full-time employees of its own.  The Services Agreement had an initial term of one year and was renewed for additional one year terms during 2009 through 2017.   Services under the Services Agreement included, without limitation, accounting, assistance with financial reporting, accounts payable, treasury/financial planning, record retention and secretarial and investor relations functions.  We recognized related party transactions expenses related to the Master Services Agreement in our Consolidated Statement of Operations in the amount of $240,000 during both the years ended December 31, 2017 and 2016.  We did not make any payments related to the Services Agreement to Dancing Bear in 2017 and 2016.  In connection with the transactions contemplated by the Purchase Agreement, effective as of the Closing Date, the Services Agreement was terminated, and the balances related to the Services Agreement that we owed to Dancing Bear were satisfied.

Loans

As more fully discussed in Note 5 “Debt,” on June 6, 2008, we and our subsidiaries, as guarantors, entered into a Revolving Loan Agreement with Dancing Bear, pursuant to which Dancing Bear may loan up to $500,000 to the Company on a revolving basis (the “Credit Line”).  In connection with its entry into the Credit Line, we borrowed $100,000 under the Credit Line, and during the remainder of 2008, we made additional borrowings totaling $400,000 under the Credit Line. Accrued interest of $0 and $423,233 related to the Credit Line have been reflected as current liabilities in our Consolidated Balance Sheet as of December 31, 2017 and December 31, 2016, respectively. We recognized $50,000 of Related Party Interest Expense on our Consolidated Statement of Operations for both of the years ended December 31, 2017 and 2016 related to the Credit Line.

As of December 31, 2017, the outstanding principal and accrued interest of $923,233 related to the Credit Line was satisfied and the Credit Line was terminated in connection with the transactions contemplated by the Purchase Agreement.

In addition to the Credit Line, as more fully discussed in Note 5, “Debt,” during 2016 we borrowed a total of $100,000 from Dancing Bear under two separate promissory notes. We recorded interest expense totaling $4,645 was during 2016, and accrued such amount on our balance sheet at December 31, 2016 related to these promissory notes. During November 2017 we borrowed an additional $10,000 from Dancing Bear pursuant to a separate promissory note which allows for borrowings in a principal amount of up to $50,000. In March 2017, the Company, pursuant to a promissory note with Dancing Bear borrowed $50,000. We recognized $13,975 and $4,645 of Related Party Interest Expense during the year ended December 31, 2017 and the year ended December 31, 2016, respectively, related to the promissory notes.

In March 2018, the Company executed a Promissory Note with Delfin for up to $50 thousand, of which $15 thousand was advanced. The Company expects continued funding from Delfin.

Deferred Payments

In order to help the Company make it through a liquidity crisis in 2008, Mr. Egan, our former Chairman and Chief Executive Officer, agreed to defer receiving a portion of his 2008 salary, totaling $105,769, until a future undetermined point in time. Additionally, Ms. Lebowitz, our former Vice President of Finance agreed to defer receiving an aggregate of $25,000 in car allowance payable during 2006, 2007 and 2008 to a future undetermined point in time. These deferred payments were accrued by the Company during the years that such compensation was earned, with the total amount of $130,769 classified as Accrued Compensation Due to Related Parties in our Consolidated Balance Sheets at December 31, 2016. In connection with the transactions contemplated by the Purchase Agreement, each of Mr. Egan and Ms. Lebowitz agreed to forgive and forfeit any right to receive the deferred payments described above.

Review, Approval or Ratification of Transactions with Related Persons

While we have not adopted formal written policies or procedures for consideration of related party transactions, our Board routinely reviews potential transactions with those parties it has identified as related parties prior to the consummation of the transaction. Each transaction is reviewed to determine that a related party transaction is entered into by the Company with the related party on an “arms length” basis, or pursuant to normal competitive negotiation.

Director Independence

Mr. Nichols is the sole member of our Board of Directors and is also an officer of the Company. As such, Mr. Nichols is not considered “independent” within the meaning of applicable the Nasdaq Stock Market listing standards.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees billed by Marcum LLP (“Marcum”), independent public accountants, for professional services rendered for the audit of our annual financial statements during 2017 and 2016 and the reviews of the financial statements included in our Forms 10-Q and 10-K, as appropriate, were $36,050 for both years.

Audit-Related Fees. During the last two fiscal years, Marcum did not provide the Company with any services that are reasonably related to the performance of the audit of our financial statements.

Tax Fees. The aggregate fees billed for tax services provided by Marcum in connection with tax compliance, tax consulting and tax planning services during 2017 and 2016, was $4,120 for both years.

All Other Fees. Except as described above, the Company had no other fees for services provided by Marcum during 2017 and 2016.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a).	List of all documents filed as part of this report.

(1)	Financial statements are listed in the index to the consolidated financial statements on page F-1 of this Report.

(2)	No financial statement schedules are included because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

(3)	Exhibit Index

3.1	Form of Fourth Amended and Restated Certificate of Incorporation of the Company (2).

3.2	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation (4).

3.3	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 29, 2003 (4).

3.4	Certificate relating to Previously Outstanding Series of Preferred Stock and Relating to the Designation, Preferences and Rights of the Series F Preferred Stock (3).

3.5	Certificate of Amendment Relating to the Designation Preferences and Rights of the Junior Participating Preferred Stock (4).

3.6	Form of By-Laws of the Company (4).

3.7	Certificate of Amendment Relating to the Designation Preferences and Rights of the Series H Automatically Converting Preferred Stock (5).

3.8	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on December 1, 2004 (5).

10.1	Form of Indemnification Agreement between the Company and each of its Directors and Executive Officers (1).

10.2	Revolving Loan Agreement dated as of June 6, 2008 by and between theglobe.com, inc. and Dancing Bear Investments, Inc. (6).

10.3	$500,000 Promissory Note dated June 6, 2008 (6).

10.4	Unconditional Guaranty Agreement dated June 6, 2008 (6).

10.5	Security Agreement dated June 6, 2008 (6).

10.6	Purchase Agreement dated as of June 10, 2008 by and between theglobe.com, inc., Tralliance Corporation and The Registry Management Company, LLC (7).

10.7	Earn-out Agreement dated September 29, 2008 by and between theglobe.com. inc. and Tralliance Registry Management Company, LLC (8).

10.8	Management Services Agreement dated September 29, 2008 with Dancing Bear Investments, Inc. (8).

10.9	Termination Agreement dated September 29, 2008 with Michael S. Egan (8).

10.10	Termination Agreement dated September 29, 2008 with Edward A. Cespedes (8).

10.11	Termination Agreement dated September 29, 2008 with Robin Segaul-Lebowitz (8).

10.12	Note Modification Agreement dated as of May 7, 2009 between Dancing Bear Investments, Inc. and theglobe.com, inc. (9)

10.13	Extension and Amendment of Master Services Agreement between Dancing Bear Investments, Inc. and theglobe.com, inc. dated August 9, 2010 (10).

10.14	$50,000 Promissory Note dated March 23, 2016 by and between Dancing Bear Investments, Inc. and theglobe.com, Inc. (11).

10.15	Note Modification Agreement dated as of September 20, 2016 by and between Dancing Bear Investments, Inc. and theglobe.com, inc. (12).

10.16	$50,000 Promissory Note dated November 7, 2016 by and between Dancing Bear Investments, Inc. and theglobe.com, inc. (12).

10.17	$50,000 Promissory Note dated March 29, 2017 by and between Dancing Bear Investments, Inc. and theglobe.com, inc.

10.18	$50,000 Promissory Note dated November 10, 2017 by and between Dancing Bear Investments, Inc. and theglobe.com, inc. (13)

10.19	$50,000 Promissory Note dated March 9, 2018 by and between Delfin Midstream LLC. and theglobe.com, inc.

10.20	Satisfaction and Release Agreement dated as of December 31, 2017 between Dancing Bear Investments, Inc. and theglobe.com, inc.

10.21	Termination of Master Services Agreement effective as of December 31, 2017 between Dancing Bear Investments, Inc. and theglobe.com, inc.

10.22	Termination of Revolving Loan Agreement effective as of December 31, 2017 between Dancing Bear Investments, Inc. and theglobe.com, inc.

10.23	Deferred Salary Cancellation of Michael S. Egan, effective as of December 31, 2017

10.24	Deferred Salary Cancellation of Robin Segaul-Lebowitz, effective as of December 31, 2017

21.	Subsidiaries

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	X BRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

EXHIBIT INDEX
NO. ITEM

1. Incorporated by reference from our registration statement on Form S-1 filed July 24, 1998 (Registration No. 333-59751).

2. Incorporated by reference from our Form S-1/A filed September 15, 1998.

3. Incorporated by reference from our Form 10-K filed March 31, 2003.

4. Incorporated by reference from our Form SB-2 filed April 16, 2004.

5. Incorporated by reference from our Form 8-K filed on December 2, 2004.

6. Incorporated by reference from our Form 8-K filed on June 11, 2008.

7. Incorporated by reference from our Form 8-K filed on June 13, 2008.

8. Incorporated by reference from our Form 8-K filed on October 3, 2008.

9. Incorporated by reference from our Form 10-Q filed on May 8, 2009.

10. Incorporated by reference from our Form 10-Q for the quarter ended June 30, 2010 filed on August 10, 2010.

11. Incorporated by reference from our Form 10-K filed on March 25, 2016.

12. Incorporated by reference from our Form 10-Q for the quarter ended September 30, 2016 filed on November 10, 2016.

13. Incorporated by reference from our Form 10-Q for the quarter ended September 30, 2017 filed on November 13, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

theglobe.com, inc.

Dated: March 30, 2018	By:	/s/ William R. Nichols
William R. Nichols
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ William R. Nichols	March 30, 2018
William R. Nichols
Chairman, Chief Executive Officer, Chief Financial Officer
(principal executive officer, principal financial officer and director)

