Form 10-Q
period 2018-03-31
THEGLOBE COM INC
filed 2018-05-15
CIK 1066684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO________.

COMMISSION FILE NUMBER: 0-25053

THEGLOBE.COM, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

STATE OF DELAWARE	14-1782422
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

5949 SHERRY LANE, SUITE 950, DALLAS, TX 75225

c/o Toombs Hall and Foster

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES

(214) 369-5695

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

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

Yes ☒ No ☐

The number of shares outstanding of the Registrant’s Common Stock, $.001 par value (the “Common Stock”) as of March 31, 2018 was 441,484,838.

THEGLOBE.COM, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THEGLOBE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2018 (UNAUDITED)	DECEMBER 31, 2017
ASSETS
Current Assets:
Cash	$2,268	$440

Total current assets	$2,268	$440

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accrued expenses and other current liabilities	$65,469	$26,000
Accrued interest due to related party	277	—
Notes payable due to related party	54,959	—

Total current liabilities	120,705	26,000

Stockholders’ Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 441,484,838 issued and outstanding at March 31, 2018 and December 31, 2017	441,485	441,485

Additional paid-in capital	296,594,037	296,594,037
Accumulated deficit	(297,153,959)	(297,061,082)

Total stockholders’ deficit	(118,437)	(25,560)

Total liabilities and stockholders’ deficit	$2,268	$440

See notes to unaudited condensed consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2018	2017
	(UNAUDITED)
Net Revenue	$—	$—

Operating Expenses:
General and administrative	92,600	23,444
Related party transactions	—	60,000
	92,600	83,444
Operating Loss from Continuing Operations	(92,600)	(83,444)
Other Expense:
Related party interest expense	277	14,836

Loss from Continuing Operations
Before Income Tax	(92,877)	(98,280)
Income Tax Provision	—	—
Loss from Continuing Operations	(92,877)	(98,280)

Discontinued Operations, net of tax	—	(225)
Net Loss	$(92,877)	$(98,505)

Loss Per Share -
Basic and Diluted:
Continuing Operations	$—	$—

Discontinued Operations	$—	$—

Weighted Average Common Shares Outstanding	$441,484,838	$441,484,838

See notes to unaudited condensed consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2018	2017
	(UNAUDITED)
Cash Flows from Operating Activities:
Net Loss	$(92,877)	$(98,505)
Add back: loss from discontinued operations	—	225
Net loss from continuing operations	(92,877)	(98,280)

Adjustments to reconcile net loss from continuing operations to net cash flows used in operating activities
Changes in operating assets and liabilities
Prepaid and other current assets	—	(441)
Accounts payable to related party	—	60,000
Accounts payable	—	2,819
Accrued expenses and other current liabilities	39,469	(2,760)
Accrued interest due to related party	277	14,836

Net cash flows used in operating activities of continuing operations	(53,131)	(23,826)
Net cash flows used in operating activities of discontinued operations	—	(225)
Net cash flows used in operating activities	(53,131)	(24,051)

Cash Flows from Financing Activities
Borrowings on Notes Payable	54,959	50,000
Net cash flows provided by financing activities	54,959	50,000

Net Increase in Cash	1,828	25,949
Cash at beginning of period	440	31,285
Cash at end of period	$2,268	$57,234

See notes to unaudited condensed consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

As of March 31, 2018, as reflected in our accompanying Consolidated Balance Sheet, our current liabilities exceed our total assets. Additionally, we received a report from our independent registered public accountants, relating to our December 31, 2017 audited financial statements, containing an explanatory paragraph regarding our ability to continue as a going concern. We prefer to avoid filing for protection under the U.S. Bankruptcy Code. However, unless we are successful in raising additional funds through the offering of debt or equity securities, we may not be able to continue to operate as a going concern for any significant length of time in the future. Notwithstanding the above, we currently intend to continue operating as a public company and making all the requisite filings under the Exchange Act.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The unaudited interim condensed consolidated financial statements of the Company as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed consolidated financial statements.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2018 and the results of its operations and its cash flows for the three months ended March 31, 2018 and 2017. The results of operations and cash flows for such periods are not necessarily indicative of results expected for the full year or for any future period.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions relate primarily to valuations of accounts payable and accrued expenses

NET INCOME PER SHARE

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

	2018	2017
Options to purchase common stock	—	—

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

Since 2008, the Company was able to continue operating as a going concern due principally to funding of $500,000 received during 2008 under a Revolving Loan Agreement with an entity controlled by Michael S. Egan, the former Chairman and Chief Executive Officer and total proceeds of approximately $2,437,000 received during 2009 through the second quarter of 2015 under an Earn-out Agreement with an entity also controlled by Mr. Egan (as more fully discussed below), as well as the forbearance of its creditors. More recently, the Company received fundings of $50,000 each in March 2016, November 2016 and March 2017 as well as $10,000 of $50,000 in November 2017 under Promissory Notes entered into with the same entity that provided funding under the Revolving Loan Agreement (the “Promissory Notes”). See Note 4, “Debt” in our consolidated financial statements for further details. In connection with the Closing with Delfin Midstream LLC the Promissory Notes have been fully satisfied.

At March 31, 2018, the Company had a net working capital deficit of approximately $118,000. Such working capital deficit included accrued expenses of $65,000 and $55,000 in principal and accrued interest owed under the March 2018 Promissory Note with Delfin, the Company’s majority shareholder.

On December 20, 2017, Michael S. Egan, our former Chief Executive Officer and majority stockholder, and certain of our other stockholders (each a “Seller” and collectively the “Sellers”) entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Delfin. Pursuant to the terms of the Purchase Agreement, Delfin agreed to purchase from the Sellers an aggregate of 312,825,952 shares of our Common Stock, representing approximately 70.9% of the issued and outstanding shares of our Common Stock. The closing of the purchase and sale transaction occurred on December 31, 2017 (the “Closing Date”). In connection with the transaction, we terminated the Master Services Agreement (See Note 4) we had entered into with an entity controlled by Mr. Egan and satisfied all promissory notes and other borrowings under the credit line with respect to indebtedness owed to related parties. Delfin beneficially owns approximately 70.9% of our Common Stock and continues to beneficially own such amount as of the date of this filing.

MANAGEMENT’S PLANS

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

During the fourth quarter of 2012, the Company re-evaluated all remaining liabilities of its VoIP telephony services business in light of the passage of time and applicable state statute of limitation laws. Based upon this re-evaluation, the Company derecognized accounts payable liabilities related to six (6) former telecommunication vendors totaling approximately $1,354,000, including the disputed liabilities of approximately $1,000,000 discussed earlier. During the second quarter of 2015, a former VoIP telephony service vendor agreed to forgive its remaining non-disputed accounts payable balance of $41,000. Accordingly, such amount was written off the balance sheet with a corresponding gain on forgiveness of debt included within Discontinued Operations for the year ended December 31, 2015. There are no assets or liabilities of discontinued operations at March 31, 2018.

(4)	DEBT

Debt consists of notes payables due to a related party, as summarized below:

	March 31,
	2018	2017
2008 Revolving Loan Notes due to a related party; due on demand	$—	$500,000
March 2016 Promissory Note due to a related party; due on demand	—	50,000
November 2016 Promissory Note due to a related party; due on demand	—	50,000
March 2017 Promissory Note due to a related party; due on demand	—	50,000
November 2017 Promissory Note due to a related party; due on demand	—	—
March 2018 Promissory Note due to a related party; due on demand	54,959	—
	$54,959	$650,000

The Company received fundings of $50 thousand each in March 2016, November 2016 and March 2017 as well as $10 thousand of $50 thousand in November 2017 under Promissory Notes entered into with the same entity that provided funding under the Revolving Loan Agreement (the “Promissory Notes”). In connection with the Closing with Delfin Midstream LLC the Promissory Notes have been fully satisfied.

In March 2018, the Company executed a Promissory Note with Delfin for up to $150 thousand, of which $55 thousand was advanced. Interest accrues on the unpaid principal balance at a rate of eight (8%) per annum, and is payable on the maturity date, calculated on a 365/66 day year, as applicable. The Promissory Note is due upon demand. It may be prepaid in whole or in party at any time prior to the maturity date. The Company expects continued funding from Delfin.

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

(5)	STOCK OPTION PLANS

As of March 31, 2018, all of the Company’s stock option plans have been terminated and there are no shares available for grant under these plans. Remaining stock options outstanding and exercisable expired in August 2016.

There were no stock option grants or exercises during each of the three months ended March 31, 2018 and 2017.

(6)	RELATED PARTY TRANSACTIONS

In connection with the closing of the Tralliance Purchase Transaction, the Company also entered into a Master Services Agreement (“Services Agreement”) with Dancing Bear Investments, Inc. (“Dancing Bear”), an entity which was controlled by Mr. Egan, our former Chairman and CEO. Under the terms of the Services Agreement, for a fee of $20,000 per month ($240,000 per annum), Dancing Bear provides personnel and services to the Company so as to enable it to continue its existence as a public company without the necessity of any full-time employees of its own. The Services Agreement had an initial term of one year. In connection with the Delfin transaction, the Services Agreement has been terminated. Services under the Services Agreement include, without limitation, accounting, assistance with financial reporting, accounts payable, treasury/financial planning, record retention and secretarial and investor relations functions. Related party transactions expense related to the Master Services Agreement of $60,000 was recognized in our Consolidated Statement of Operations during the three months ended March 31, 2017. Any balances owed under the Services agreement were satisfied with the Delfin transaction. There we no such transactions for the three months ended March 31, 2018.

In March 2018, the Company executed a Promissory Note with Delfin for up to $150 thousand, of which $55 thousand was advanced. The Company expects continued funding from Delfin. The Company’s Condensed Consolidated Balance Sheet at March 31, 2017 included certain related party debt liabilities owed to Dancing Bear, which were satisfied with the Delphin transaction. Related party interest expense associated with such debt totaling $ 277 and $14,836 has been recognized in our Condensed Consolidated Statement of Operations for the three months ended March 31, 2018 and 2017, respectively. See Note 4, “Debt,” for a more complete discussion of related party debt.

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

FORWARD LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terminology, such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential” or “continue” or the negative of such terms or other comparable terminology, although not all forward-looking statements contain such terms. In addition, these forward-looking statements include, but are not limited to, statements regarding:

●	our need for additional equity and debt capital financing to continue as a going concern, and the sources of such capital;

●	our intent with respect to future dividends;

●	the continued forbearance of certain related parties from making demand for payment under certain contractual obligations of, and loans to, the Company; and

●	our estimates with respect to certain accounting and tax matters.

These forward-looking statements reflect our current view about future events and are subject to risks, uncertainties and assumptions. Unless required by law, we do not intend to update any of the forward-looking statements after the date of this Form 10-Q or to conform these statements to actual results. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. A description of risks that could cause our results to vary appears under “Risk Factors” and elsewhere in this Form 10-Q. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

●	our ability to raise additional and sufficient capital;

●	our ability to continue to receive funding from related parties; and

●	our ability to successfully estimate the impact of certain accounting and tax matters.

The following discussion should be read together in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes thereto and the audited consolidated financial statements and notes to those statements contained in the Annual Report on Form 10-K for the year ended December 31, 2017.

OVERVIEW

theglobe.com, inc. (the “Company,” “theglobe,” “we” or “us”) was incorporated on May 1, 1995 and commenced operations on that date. Originally, we were an online community with registered members and users in the United States and abroad. On September 29, 2008, we consummated the sale of the business and substantially all of the assets of our subsidiary, Tralliance Corporation (“Tralliance”), to Tralliance Registry Management Company, LLC, an entity controlled by Michael S. Egan, our former Chairman and Chief Executive Officer. As a result of and on the effective date of the sale of our Tralliance business, which was our last remaining operating business, we became a “shell company,” as that term is defined in Rule 12b-2 of the Exchange Act, with no material operations or assets. We currently have no material operations or assets.

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

As of March 31, 2018, as reflected in our accompanying Consolidated Balance Sheet, our current liabilities exceed our total assets.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2018 COMPARED TO
THE THREE MONTHS ENDED MARCH 31, 2017

CONTINUING OPERATIONS

NET REVENUE. Commensurate with the sale of our Tralliance business on September 29, 2008, we became a shell company. As a result, net revenue for both the three months ended March 31, 2018 and 2017 was $0.

GENERAL AND ADMINISTRATIVE. General and administrative expenses include only customary public company expenses, including accounting, legal, audit, insurance and other related public company costs. General and administrative expenses totaled approximately $93 thousand in the first quarter of 2018 as compared to approximately $23 thousand for the same quarter of the prior year.

RELATED PARTY TRANSACTIONS. Related party transaction expense totaled $0 for the three months ended March 31, 2018 as compared to approximately $60 thousand for the same quarter of the prior year relating to management services fees payable to Dancing Bear for accounting, finance, administrative and managerial support.

RELATED PARTY INTEREST EXPENSE. Related party interest expense for the three months ended March 31, 2018 totaled $277 compared to approximately $15 thousand for the three months ended March 31, 2017 and consisted of interest due and payable to Dancing Bear under the Revolving Loan Agreement and Promissory Notes, for the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ITEMS

As of March 31, 2018, we had $2,268 in cash as compared to $440 as of December 31, 2017. Net cash flows used in operating activities of continuing operations totaled approximately $53 thousand for the three months ended March 31, 2018 compared to net cash flows used in operating activities of continuing operations of $24 thousand for the three months ended March 31, 2017.

FUTURE AND CRITICAL NEED FOR CAPITAL

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern. However, for the reasons described below, our management does not believe that cash on hand and cash flow generated internally by us will be adequate to fund our limited overhead and other cash requirements beyond a short period of time. These reasons raise substantial doubt about our ability to continue as a going concern.

Since 2008, we have been able to continue operating as a going concern due principally to funding of $500,000 received during 2008 under a Revolving Loan Agreement with an entity controlled by Mr. Egan, our former Chairman and Chief Executive Officer, and total proceeds of approximately $2.437 million received during 2009 through the second quarter of 2015 under an Earn-out Agreement with an entity also controlled by Mr. Egan (as more fully discussed below), as well as the forbearance of our creditors. More recently, we received funding of $50,000 each in March 2016, November 2016 and March 2017 as well as $10,000 of $50,000 in November 2017 under Promissory Notes entered into with the same entity that provided funding under the Revolving Loan Agreement. See Note 4, “Debt” in our consolidated financial statements for further details. In connection with the closing of the purchase of Common Stock by Delfin, the Promissory Notes were fully satisfied.

In March 2018, the Company executed a Promissory Note with Delfin for up to $150 thousand, of which $55 thousand was advanced. Interest accrues on the unpaid principal balance at a rate of eight (8%) per annum, and is payable on the maturity date, calculated on a 365/66 day year, as applicable. The Promissory Note is due upon demand. It may be prepaid in whole or in any part at any time prior to the maturity date. Management anticipates continued funding from Delfin as it determines the direction of the Company.

At March 31, 2018, we had a net working capital deficit of approximately $118 thousand. This deficit included accrued expenses of $65 thousand and $55 thousand in principal and accrued interest owed under the March 2018 Promissory Note with Delfin, the Company’s majority shareholder.

EFFECTS OF INFLATION

Management believes that inflation has not had a significant effect on our results of operations during 2018 and 2017.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, and have determined there to be no reportable changes.

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

Since 2008, we were able to continue operating as a going concern due principally to funding of $500 thousand received during 2008 under a Revolving Loan Agreement with an entity controlled by Mr. Egan, our former Chairman and Chief Executive Officer, and total proceeds of approximately $2.437 million received during 2009 through the second quarter of 2015 under an Earn-out Agreement with an entity also controlled by Mr. Egan (as more fully discussed below), as well as the forbearance of our creditors. More recently, we received funding of $50 thousand each in March 2016, November 2016 and March 2017 as well as $10 thousand of $50 thousand in November 2017 under promissory notes entered into with the same entity that provided funding under the Revolving Loan Agreement. See Note 4, “Debt,” in our consolidated financial statements for further details. In connection with the closing of the purchase of Common Stock by Delfin, the promissory notes were fully satisfied.

At March 31, 2018, we had a net working capital deficit of approximately $118 thousand. This deficit included accrued expenses of $65 thousand and $55 thousand in principal and accrued interest owed under the March 2018 Promissory Note with Delfin, the Company’s majority shareholder.

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

In 2018, we borrowed $55 thousand under a promissory note from Delfin.

Our management may have other interests that may conflict with the interests of our stockholders.

Mr. Nichols became our Chief Executive Officer effective December 31, 2017. Mr. Nichols previously served as a director of the predecessor entity of Fairwood , which is the parent of Delfin, our controlling stockholder.

Due to the relationships with his related entities, Mr. Nichols will have an inherent conflict of interest in making any decision related to transactions between the related entities and us. Furthermore, since Mr. Nichols is also the sole member of our Board of Directors, our Board presently is not “independent.” We intend to review related party transactions in the future on a case-by-case basis.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sales of Equity Securities.

None.

(b)	Use of Proceeds From Sales of Registered Securities.

Not applicable.

(c)	Repurchases.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.25	Amended and Restated Promissory Note, May 9, 2018.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.1NS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

theglobe.com, inc.

Dated: May 15, 2018	By:	/s/ William R. Nichols
William R. Nichols
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer)

EXHIBIT INDEX

10.25	Amended and Restated Promissory Note, May 9, 2018.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.1NS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

