Form 10-Q
period 2018-06-30
THEGLOBE COM INC
filed 2018-08-13
CIK 1066684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.
20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ TO ______.

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

Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “small reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer (Do not check if a smaller reporting company)	☒ Smaller reporting company
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

The number of shares outstanding of the Registrant’s Common Stock, $.001 par value (the “Common Stock”) as of June 30, 2018 was 441,480,473.

THEGLOBE.COM, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THEGLOBE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2018 (Unaudited)	DECEMBER 31, 2017
ASSETS
Current Assets:
Cash	$1,706	$440

Total current assets	$1,706	$440
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses and other current liabilities	$26,945	$26,000
Accounts payable	64,406	—
Accrued interest due to related party	1,636	—
Notes payable due to related party	69,959	—
Total current liabilities	162,946	26,000

Stockholders’ Deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized, 441,480,473 issued and outstanding at June 30, 2018 and December 31, 2017	441,480	441,480
Additional paid-in capital	296,594,042	296,594,042
Accumulated deficit	(297,196,762)	(297,061,082)
Total stockholders’ deficit	(161,240)	(25,560)
Total liabilities and stockholders’ deficit	$1,706	$440

See notes to unaudited condensed consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(UNAUDITED)		(UNAUDITED)
Net Revenue	$—	$—	$—	$—

Operating Expenses:
General and administrative	41,444	17,601	134,044	41,045
Related party fees	—	60,000	—	120,000
	41,444	77,601	134,044	161,045
Operating Loss from Continuing Operations	(41,444)	(77,601)	(134,044)	(161,045)

Other Expense:
Related party interest expense	1,359	16,205	1,636	31,041

Loss from Continuing Operations Before Income Tax	(42,803)	(93,806)	(135,680)	(192,086)

Income Tax Provision	—	—	—	—
Loss from Continuing Operations	(42,803)	(93,806)	(135,680)	(192,086)

Discontinued Operations, net of tax:	—	(150)	-	(375)

Net Loss	$(42,803)	$(93,956)	$(135,680)	$(192,461)

Loss Per Share:
Basic and Diluted:
Continuing Operations	$—	$—	$—	$—
Discontinued Operations	$—	$—	$—	$—
Weighted Average Common Shares Outstanding	441,480,473	441,480,473	441,480,473	441,480,473

See notes to unaudited condensed consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2018	2017
	(UNAUDITED)	(UNAUDITED)
Cash Flows from Operating Activities
Net Loss	$(135,680)	$(192,461)
Add back: loss from discontinued operations	—	375
Net loss from continued operations	(135,680)	(192,086)

Adjustments to reconcile net loss from continuing operations to net cash flows used in operating activities
Changes in operating assets and liabilities
Prepaid and other current assets	—	(882)
Accounts payable to related parties	—	120,000
Accounts payable	64,406	(100)
Accrued expenses and other current liabilities	945	(9,950)
Accrued interest due to related party	1,636	31,041

Net cash flows used in operating activities of continued operations	(68,693)	(51,977)
Net cash flows used in operating activities of discontinued operations	—	(375)
Net cash flows used in operating activities	(68,693)	(52,352)

Cash Flows from Financing Activities
Borrowings on Notes Payable	69,959	50,000
Net cash flows provided by financing activities	69,959	50,000

Net Increase in Cash	1,266	(2,352)
Cash at beginning of period	440	31,285
Cash at end of period	$1,706	$28,933

See notes to unaudited condensed consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On December 20, 2017, Delfin Midstream LLC (“Delfin”) entered into a Common Stock Purchase Agreement with certain of our stockholders for the purchase of a total of 312,825,952 shares of our Common Stock, par value $0.001 per share (“Common Stock”), representing approximately 70.9% of our Common Stock. On December 31, 2017 (the “Closing Date”), Mr. Egan, Edward A. Cespedes and Robin S. Lebowitz resigned from their respective positions as officers and directors of the Company. William “Rusty” Nichols was appointed the sole member of our Board and our sole executive officer. Effective June 29, 2018, our Board appointed Mr. Frederick Jones as President, Chief Executive Officer, Chief Financial Officer, and Director of the Company, and Mr. Nichols resigned from his positions of President, Chief Executive Officer, Chief Financial Officer, Director, and any other directorships, offices or other positions with the Company.

As a shell company, our operating expenses have consisted primarily of, and we expect them to continue to consist primarily of, customary public company expenses, including personnel, accounting, financial reporting, legal, audit and other related public company costs.

As of June 30, 2018, as reflected in our accompanying Consolidated Balance Sheet, our current liabilities exceed our total assets. Additionally, we received a report from our independent registered public accountants, relating to our December 31, 2017 audited financial statements, containing an explanatory paragraph regarding our ability to continue as a going concern. We prefer to avoid filing for protection under the U.S. Bankruptcy Code. However, unless we are successful in raising additional funds through the offering of debt or equity securities, we may not be able to continue to operate as a going concern for any significant length of time in the future. Notwithstanding the above, we currently intend to continue operating as a public company and making all the requisite filings under the Exchange Act.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The unaudited interim condensed consolidated financial statements of the Company at June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed consolidated financial statements.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2018 and the results of its operations and its cash flows for the three and six months ended June 30, 2018 and 2017. The results of operations and cash flows for such periods are not necessarily indicative of results expected for the full year or for any future period.

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. However, for the reasons described below, Company management does not believe that cash on hand will be adequate to fund its limited overhead and other cash requirements beyond a short period of time. These reasons raise substantial doubt about the Company’s ability to continue as a going concern, for a period within a year after the date these financial statements are issued.

Since 2008, the Company was able to continue operating as a going concern due principally to funding of $500,000 received during 2008 under a Revolving Loan Agreement with an entity controlled by Michael S. Egan, the former Chairman and Chief Executive Officer and total proceeds of approximately $2,437,000 received during 2009 through the second quarter of 2015 under an Earn-out Agreement with an entity also controlled by Mr. Egan (as more fully discussed below), as well as the forbearance of its creditors. More recently, the Company received fundings of $50,000 each in March 2016, November 2016 and March 2017 as well as $10,000 in November 2017 under Promissory Notes entered into with the same entity that provided funding under the Revolving Loan Agreement (the “Promissory Notes”). In connection with the Closing with Delfin Midstream LLC the Promissory Notes have been fully satisfied.

At June 30, 2018, the Company had a net working capital deficit of approximately $161,000. Such working capital deficit included accrued expenses of $27,000, accounts payable of $64,000 and $72,000 in principal and accrued interest owed under the March 2018 Promissory Note with Delfin, the Company’s majority shareholder.

On December 20, 2017, Michael S. Egan, our former Chief Executive Officer and majority stockholder, and certain of our other stockholders (each a “Seller” and collectively the “Sellers”) entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Delfin. Pursuant to the terms of the Purchase Agreement, Delfin agreed to purchase from the Sellers an aggregate of 312,825,952 shares of our Common Stock, representing 70.9% of the issued and outstanding shares of our Common Stock. The closing of the purchase and sale transaction occurred on December 31, 2017 (the “Closing Date”). In connection with the transaction, we terminated the Master Services Agreement we had entered into with an entity controlled by Mr. Egan and satisfied all promissory notes and other borrowings under the credit line with respect to indebtedness owed to related parties. Delfin owns approximately 70.9% of our Common Stock and continues to own such amount as of the date of this filing.

MANAGEMENT’S PLANS

Management anticipates continued funding from Delfin as it determines the direction of the Company.

(3)	DEBT

In March 2018, the Company executed a Promissory Note with Delfin for up to $150,000, of which approximately $55,000 was advanced. An additional $15,000 was advanced in April 2018. Interest accrues on the unpaid principal balance at a rate of eight (8%) per annum, and is payable on the maturity date, calculated on a 365/366-day year, as applicable. The Promissory Note is due upon demand. It may be prepaid in whole or in party at any time prior to the maturity date. The Company expects continued funding from Delfin.

(4)	STOCK OPTION PLANS

As of June 30, 2018, all of the Company’s stock option plans have been terminated and there are no shares available for grant under these plans. Remaining stock options outstanding and exercisable expired in August 2016.

There were no stock option grants or exercises during each of the six months ended June 30, 2018 and 2017.

(5)	RELATED PARTY TRANSACTIONS

In connection with the closing of the Tralliance Purchase Transaction, the Company also entered into a Master Services Agreement (“Services Agreement”) with Dancing Bear Investments, Inc. (“Dancing Bear”), an entity which was controlled by Mr. Egan, our former Chairman and CEO. Under the terms of the Services Agreement, for a fee of $20,000 per month ($240,000 per annum), Dancing Bear provides personnel and services to the Company so as to enable it to continue its existence as a public company without the necessity of any full-time employees of its own. The Services Agreement had an initial term of one year. In connection with the Delfin transaction, the Services Agreement has been terminated. Services under the Services Agreement include, without limitation, accounting, assistance with financial reporting, accounts payable, treasury/financial planning, record retention and secretarial and investor relations functions. Related party fees related to the Master Services Agreement of $60,000 and $120,000 was recognized in our Consolidated Statement of Operations during the three and six months ended June 30, 2017. Any balances owed under the Services agreement were satisfied with the Delfin transaction. There were no such fees for the six months ended June 30, 2018.

In March 2018, the Company executed a Promissory Note with Delfin for up to $150,000, of which approximately $55,000 was advanced. An additional $15,000 was advanced in April 2018. The Company expects continued funding from Delfin. Related party interest expense associated with such debt totaling $1,636 and $31,041 has been recognized in our Condensed Consolidated Statement of Operations for the six months ended June 30, 2018 and 2017, respectively. See Note 3, “Debt,” for a more complete discussion of related party debt.

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

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terminology, such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential” or “continue” or the negative of such terms or other comparable terminology, although not all forward-looking statements contain such terms. In addition, these forward-looking statements include, but are not limited to, statements regarding:

•	our need for additional equity and debt capital financing to continue as a going concern, and the sources of such capital;

•	our intent with respect to future dividends;

•	the continued forbearance of certain related parties from making demand for payment under certain contractual obligations of, and loans to, the Company; and

•	our estimates with respect to certain accounting and tax matters.

These forward-looking statements reflect our current view about future events and are subject to risks, uncertainties and assumptions. Unless required by law, we do not intend to update any of the forward-looking statements after the date of this Form 10-Q or to conform these statements to actual results. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. A description of risks that could cause our results to vary appears under “Risk Factors” and elsewhere in this Form 10-Q. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward- looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

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

On December 20, 2017, our former Chief Executive Officer and majority stockholder, Mr. Egan entered into the Purchase Agreement with Delfin for the purchase by Delfin of shares owned by Mr. Egan representing approximately 70.9% of our Common Stock. On the Closing Date, Mr. Egan, Mr. Cespedes and Ms. Lebowitz resigned from their respective positions as officers and directors of the Company. Mr. Nichols was appointed the sole member of our Board and our sole executive officer. Effective June 29, 2018, our Board appointed Mr. Frederick Jones as President, Chief Executive Officer, Chief Financial Officer, and Director of the Company, and Mr. Nichols resigned from his positions of President, Chief Executive Officer, Chief Financial Officer, and Director, and any other directorships, offices or other positions with the Company.

As a shell company, our operating expenses have consisted primarily of, and we expect them to continue to consist primarily of, customary public company expenses, including personnel, accounting, financial reporting, legal, audit and other related public company costs.

As of June 30, 2018, as reflected in our accompanying Consolidated Balance Sheet, our current liabilities exceed our total assets.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2018 COMPARED
TO THE THREE MONTHS ENDED JUNE 30, 2017
CONTINUING OPERATIONS

NET REVENUE. Commensurate with the sale of our Tralliance business on September 29, 2008, we became a shell company. As a result, net revenue for both the three months ended June 30, 2018 and 2017 was $0.

GENERAL AND ADMINISTRATIVE. General and administrative expenses include only customary public company expenses, including accounting, legal, audit, insurance and other related public company costs. General and administrative expenses totaled approximately $41,000 in the second quarter of 2018 as compared to approximately $18,000 for the same quarter of the prior year.

RELATED PARTY TRANSACTIONS. Related party transaction expense totaled $0 for the three months ended June 30, 2018 as compared to approximately $60,000 for the same quarter of the prior year relating to management services fees payable to Dancing Bear for accounting, finance, administrative and managerial support.

RELATED PARTY INTEREST EXPENSE. Related party interest expense for the three months ended June 30, 2018 totaled $1,400 compared to approximately $16,000 for the three months ended June 30, 2017 and consisted of interest due and payable to Delfin in 2018 and Dancing Bear in 2017.

SIX MONTHS ENDED JUNE 30, 2018 COMPARED TO
THE SIX MONTHS ENDED JUNE 30, 2017
CONTINUING OPERATIONS

NET REVENUE. Net revenue totaled $0 for both the six months ended June 30, 2018 and 2017.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include only customary public company expenses, including accounting, legal, audit, insurance and other related public company costs. General and administrative expenses totaled approximately $134,000 for the first six months of 2018 as compared to approximately $41,000 for the same period of 2017.

RELATED PARTY TRANSACTIONS. Related party transaction expense totaled $0 for the six months ended June 30, 2018 as compared to approximately $120,000 for the six months ended June 30, 2017 relating to management services fees payable to Dancing Bear for accounting, finance, administrative and managerial support.

RELATED PARTY INTEREST EXPENSE. Related party interest expense for the six months ended June 30, 2018 and 2017 was approximately $1,600 and $31,000, respectively, and consisted primarily of interest due and payable to Delfin in 2018 and Dancing Bear in 2017.

INCOME TAXES. No tax benefit was recorded for the losses incurred during the first half of 2018 or the first half of 2017 as we recorded a 100% valuation allowance against our otherwise recognizable deferred tax assets due to the uncertainty surrounding the timing or ultimate realization of the benefits of our net operating loss carryforwards in future periods.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ITEMS

As of June 30, 2018, we had $1,706 in cash as compared to $440 as of December 31, 2017. Net cash flows used in operating activities of continuing operations totaled approximately $69,000 for the six months ended June 30, 2018 compared to net cash flows used in operating activities of continuing operations of $52,000 for the six months ended June 30, 2017.

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

Since 2008, we have been able to continue operating as a going concern due principally to funding of $500,000 received during 2008 under a Revolving Loan Agreement with an entity controlled by Mr. Egan, our former Chairman and Chief Executive Officer, and total proceeds of approximately $2,437,000 received during 2009 through the second quarter of 2015 under an Earn-out Agreement with an entity also controlled by Mr. Egan (as more fully discussed below), as well as the forbearance of our creditors. More recently, we received funding of $50,000 each in March 2016, November 2016 and March 2017 as well as $10,000 in November 2017 under Promissory Notes entered into with the same entity that provided funding under the Revolving Loan Agreement. In connection with the closing of the purchase of Common Stock by Delfin, the Promissory Notes were fully satisfied.

In March 2018, the Company executed a Promissory Note with Delfin for up to $150,000, of which approximately $55,000 was advanced. An additional $15,000 was advanced in April 2018. Interest accrues on the unpaid principal balance at a rate of eight (8%) per annum, and is payable on the maturity date, calculated on a 365/366 day year, as applicable. The Promissory Note is due upon demand. It may be prepaid in whole or in any part at any time prior to the maturity date. Management anticipates continued funding from Delfin as it determines the direction of the Company.

At June 30, 2018, we had a net working capital deficit of approximately $161,000. This deficit included accrued expenses of $27,000, accounts payable of $64,000 and $72,000 in principal and accrued interest owed under the March 2018 Promissory Note with Delfin, the Company’s majority shareholder.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, and have determined there to be no reportable changes.

PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

None.

ITEM 1A.      RISK FACTORS

In addition to the other information in this report, the following factors should be carefully considered in evaluating our business and prospects.

RISKS RELATING TO OUR BUSINESS GENERALLY

We may not be able to continue as a going concern.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern. However, for the reasons described below, we do not believe that cash on hand will be adequate to fund our limited overhead and other cash requirements beyond a short period of time. These reasons raise significant doubt about our ability to continue as a going concern. In addition, our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our significant net losses, accumulated deficit of approximately $297 million as of December 31, 2017 and the previous sale of our last remaining operating business, which as it noted raised substantial doubt about our ability to continue as a going concern.

Since 2008, we were able to continue operating as a going concern due principally to funding of $500,000 received during 2008 under a Revolving Loan Agreement with an entity controlled by Mr. Egan, our former Chairman and Chief Executive Officer, and total proceeds of approximately $2,437,000.00 received during 2009 through the second quarter of 2015 under an Earn-out Agreement with an entity also controlled by Mr. Egan (as more fully discussed below), as well as the forbearance of our creditors. More recently, we received funding of $50,000 each in March 2016, November 2016 and March 2017 as well as $10,000 in November 2017 under promissory notes entered into with the same entity that provided funding under the Revolving Loan Agreement. In connection with the closing of the purchase of Common Stock by Delfin, the promissory notes were fully satisfied.

At June 30, 2018, we had a net working capital deficit of approximately $161,000. This deficit included accrued expenses of $27,000, accounts payable of $64,000 and $72,000 in principal and accrued interest owed under the March 2018 Promissory Note with Delfin, the Company’s majority shareholder.

On a short-term liquidity basis, we must receive capital contributions or loans from Delfin or its affiliates in order to continue as a going concern. We prefer to avoid filing for protection under the U.S. Bankruptcy Code. However, based upon our current financial condition as discussed above, we believe that we will need to raise additional debt or equity capital in order for us to continue to operate as a going concern on a long-term basis. Any such capital would likely come from Delfin, as we currently have no access to credit facilities and have traditionally relied on borrowings from related parties to meet short-term liquidity needs. Any equity capital raised would likely result in substantial dilution in the number of outstanding shares of our Common Stock. We intend to use the proceeds from the 2018 Promissory Note and seek other loans from Delfin and related entities, if necessary, to fund our public company operating costs while we explore our options related to the future of theglobe.

In 2018, we borrowed approximately $70,000 under a promissory note from Delfin.

Our management may have other interests that may conflict with the interests of our stockholders.

Mr. Jones became our Chief Executive Officer effective June 29, 2018. Mr. Jones previously served as the Chief Executive Officer of Fairwood, which is the parent of Delfin, our controlling stockholder. Mr. Jones also maintains directorships with other companies and entities, including those that may be involved in the gas and/or energy business. Due to the relationships with such entities, Mr. Jones will have an inherent conflict of interest in making any decision related to transactions between the related entities and us. Furthermore, since Mr. Jones is also the sole member of our Board of Directors, our Board presently is not “independent.” We intend to review related party transactions in the future on a case-by-case basis.

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

In connection with the Purchase Agreement, as described above, Delfin purchased an aggregate of 312,825,952 shares of our Common Stock, representing 70.9% of the issued and outstanding shares of our Common Stock. Accordingly, Delfin continues to be in a position to control the vote on all corporate actions in the future.

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

As mentioned above, we will need to raise additional capital in the future, which may be funded from unrelated third-party sources, including the incurring of debt and/or the sale of additional equity securities. In addition, we may require additional financing to fund working capital and operating losses in the future should the need arise. The incurrence of debt creates additional financial leverage and therefore an increase in the financial risk of our operations. The sale of additional equity securities will be dilutive to the interests of our current stockholders. In addition, there can be no assurance that such additional financing, whether debt or equity, will be available to us or that it will be available on acceptable commercial terms. Any inability to secure such additional financing on acceptable terms could have a materially adverse impact on our business, financial condition and operating results.

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

Dated: August 13, 2018	theglobe.com, inc.

	By:	/s/ Frederick Jones
Frederick Jones
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

