Form 10-Q
period 2018-09-30
THEGLOBE COM INC
filed 2018-11-19
CIK 1066684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “small reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

The number of shares outstanding of the Registrant’s Common Stock, $.001 par value (the “Common Stock”) as of September 30, 2018 was 441,480,473.

THEGLOBE.COM, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THEGLOBE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2018 (Unaudited)	DECEMBER 31, 2017
ASSETS
Current Assets:
Cash	$936	$440

Total current assets	$936	$440
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses and other current liabilities	$83,500	$26,000
Accounts payable	60,977	—
Accrued interest due to related party	4,066	—
Notes payable due to related party	144,959	—
Total current liabilities	293,502	26,000

Stockholders’ Deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized, 441,480,473 issued and outstanding at September 30, 2018 and December 31, 2017	441,480	441,480
Additional paid-in capital	296,594,042	296,594,042
Accumulated deficit	(297,328,088)	(297,061,082)
Total stockholders’ deficit	(292,566)	(25,560)
Total liabilities and stockholders’ deficit	$936	$440

See notes to unaudited condensed consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(UNAUDITED)		(UNAUDITED)
Net Revenue	$—	$—	$—	$—
Operating Expenses:
General and administrative	68,896	32,995	202,939	74,040
Related party fees	—	60,000	60,000	180,000
	68,896	92,995	262,939	254,040
Operating Loss from Continuing Operations	(68,896)	(92,995)	(262,939)	(254,040)
Other Expense:
Related party interest expense	2,430	16,384	4,066	47,425
Loss from Continuing Operations Before Income Tax	(71,326)	(109,379)	(267,005)	(301,465)
Income Tax Provision	—	—	—	—
Loss from Continuing Operations	(71,326)	(109,379)	(267,005)	(301,465)
Discontinued Operations, net of tax:	—	—	—	(375)
Net Loss	$(71,326)	$(109,379)	$(267,005)	$(301,840)
Loss Per Share:
Basic and Diluted:
Continuing Operations	$—	$—	$—	$—
Discontinued Operations	$—	$—	$—	$—
Weighted Average Common Shares Outstanding	441,480,473	441,480,473	441,480,473	441,480,473

See notes to unaudited condensed consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2018	2017
	(UNAUDITED)	(UNAUDITED)
Cash Flows from Operating Activities
Net Loss	$(267,005)	$(301,840)
Add back: loss from discontinued operations	—	375
Net loss from continued operations	(267,005)	(301,465)

Adjustments to reconcile net loss from continuing operations to net cash flows used in operating activities
Changes in operating assets and liabilities
Prepaid and other current assets	—	(666)
Accounts payable to related parties	—	180,000
Accounts payable	60,977	(100)
Accrued expenses and other current liabilities	57,500	(5,500)
Accrued interest due to related party	4,066	47,424

Net cash flows used in operating activities of continued operations	(144,462)	(80,307)
Net cash flows used in operating activities of discontinued operations	—	(375)
Net cash flows used in operating activities	(144,462)	(80,682)

Cash Flows from Financing Activities
Borrowings on notes payable	144,959	50,000
Net cash flows provided by financing activities	144,959	50,000

Net Increase/(Decrease) in Cash	496	(30,682)
Cash at beginning of period	440	31,285
Cash at end of period	$936	$603

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

As of September 30, 2018, as reflected in our accompanying Consolidated Balance Sheet, our current liabilities exceed our total assets. Additionally, we received a report from our independent registered public accountants, relating to our December 31, 2017 audited financial statements, containing an explanatory paragraph regarding our ability to continue as a going concern. We prefer to avoid filing for protection under the U.S. Bankruptcy Code. However, unless we are successful in raising additional funds through the offering of debt or equity securities, we may not be able to continue to operate as a going concern for any significant length of time in the future. Notwithstanding the above, we currently intend to continue operating as a public company and making all the requisite filings under the Exchange Act.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION

The unaudited interim condensed consolidated financial statements of the Company at September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed consolidated financial statements.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2018 and the results of its operations and its cash flows for the three and nine months ended September 30, 2018 and 2017. The results of operations and cash flows for such periods are not necessarily indicative of results expected for the full year or for any future period.

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

(2)          LIQUIDITY AND GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. However, for the reasons described below, Company management does not believe that cash on hand will be adequate to fund its limited overhead and other cash requirements beyond a short period of time. These reasons raise substantial doubt about the Company’s ability to continue as a going concern, for a period within a year after the date the financial statements are issued.

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

On December 20, 2017, Michael S. Egan, our former Chief Executive Officer and majority stockholder, and certain of our other stockholders (each a “Seller” and collectively the “Sellers”) entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Delfin. Pursuant to the terms of the Purchase Agreement, Delfin agreed to purchase from the Sellers an aggregate of 312,825,952 shares of our Common Stock, representing approximately 70.9% of the issued and outstanding shares of our Common Stock. The closing of the purchase and sale transaction occurred on December 31, 2017 (the “Closing Date”). In connection with the transaction, we terminated the Master Services Agreement we had entered into with an entity controlled by Mr. Egan and satisfied all promissory notes and other borrowings under the credit line with respect to indebtedness owed to related parties. Delfin beneficially owns approximately 70.9% of our Common Stock and continues to own such amount as of the date of this filing.

Since the Closing Date of the Purchase Agreement, Delfin has continued to fund the Company through loans to the Company. At September 30, 2018, the Company had a net working capital deficit of approximately $293,000. Such working capital deficit included accrued expenses of approximately $84,000, accounts payable of approximately $61,000 and approximately $149,000 in principal and accrued interest owed under the March 2018 Promissory Note with Delfin, the Company’s majority shareholder, which was amended and restated in May 2018 to $150,000 and then again on November 2, 2018 to increase the principal amount to up to $350,000 to pay certain accrued expenses, accounts payable over the last six months, and to allow the Company to have some working capital.

MANAGEMENT’S PLANS

Management anticipates continued funding from Delfin as it determines the direction of the Company.

(3)          DEBT

In March 2018, the Company executed a Promissory Note with Delfin, which was amended and restated in May 2018 to $150,000 and then again on November 2, 2018 to increase the principal amount to up to $350,000 to pay certain accrued expenses, accounts payable over the last six months, and to allow the Company to have some working capital. Interest accrues on the unpaid principal balance at a rate of eight (8%) per annum, and is payable on the maturity date, calculated on a 365/366-day year, as applicable. The Promissory Note is due upon demand. It may be prepaid in whole or in party at any time prior to the maturity date. The Company expects continued funding from Delfin.

(4)          STOCK OPTION PLANS

As of September 30, 2018, all of the Company’s stock option plans have been terminated and there are no shares available for grant under these plans. Remaining stock options outstanding and exercisable expired in August 2016.

There were no stock option grants or exercises during each of the nine months ended September 30, 2018 and 2017.

(5)          RELATED PARTY TRANSACTIONS

In connection with the closing of the Tralliance Purchase Transaction, the Company also entered into a Master Services Agreement (“Services Agreement”) with Dancing Bear Investments, Inc. (“Dancing Bear”), an entity which was controlled by Mr. Egan, our former Chairman and CEO. Under the terms of the Services Agreement, for a fee of $20,000 per month ($240,000 per annum), Dancing Bear provides personnel and services to the Company so as to enable it to continue its existence as a public company without the necessity of any full-time employees of its own. The Services Agreement had an initial term of one year. In connection with the Delfin transaction, the Services Agreement has been terminated. Services under the Services Agreement include, without limitation, accounting, assistance with financial reporting, accounts payable, treasury/financial planning, record retention and secretarial and investor relations functions. Related party fees related to the Master Services Agreement of $60,000 and $180,000 was recognized in our Consolidated Statement of Operations during the three months and nine months ended September 30, 2017. Any balances owed under the Services agreement were satisfied with the Delfin transaction. There are $60,000 in payments to a former officer in the nine months ended September 30, 2018.

In March 2018, the Company executed a Promissory Note with Delfin, which was amended and restated in May 2018 to $150,000 and then again on November 2, 2018 to increase the principal amount to up to $350,000 to pay certain accrued expenses, accounts payable over the last six months, and to allow the Company to have some working capital. The Company expects continued funding from Delfin. Related party interest expense associated with such debt totaling $4,066 and $47,425 has been recognized in our Condensed Consolidated Statement of Operations for the nine months ended September 30, 2018 and 2017, respectively. See Note 3, “Debt,” for a more complete discussion of related party debt.

(6)          SUBSEQUENT EVENTS

The Company’s management evaluated subsequent events through the time of the filing of this report on Form 10-Q. The Company’s management is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on its consolidated financial statements.

(7)          REVISION OF FINANCIAL STATEMENTS FOR THE QUARTER ENDED JUNE 30, 2018

During the course of preparing the quarterly report on Form 10-Q for the quarter ended September 30, 2018, the Company identified an error related to certain expenses not being recorded in the second quarter of 2018 in connection with the failure to accrue a payment totaling $60,000 to a former officer, which resulted in the understatement of its net loss for the three and six months ended June 30, 2018. The reason for the error was related to certain information not being provided to the Company's accounting staff as a result of the Company's transition of certain financial and accounting duties to a new Chief Executive Officer and a new Chief Financial Officer in the second quarter of 2018.

 The following tables reconcile the prior period as reported to the as revised balances:

	June 30, 2018
	As Reported	Adjustment	As Revised
Condensed Consolidated Balance Sheet:

Total Current Assets	$1,706	$-	$1,706
Total Assets	$1,706	$-	$1,706
Total Current Liabilities	$162,946	$60,000	$222,946
Total Liabilities	$162,946	$60,000	$222,946
Total Stockholders' Equity	$(161,240)	$(60,000)	$(221,240)

	For The Three Months Ended			For The Six Months Ended
	June 30, 2018			June 30, 2018
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Condensed Consolidated Statement of Operations:

Revenue	$-	$-	$-	$-	$-	$-
Operating Expenses	$41,444	$60,000	$101,444	$134,044	$60,000	$194,044
Loss From Continuing Operations	$(42,803)	$(60,000)	$(102,803)	$(135,680)	$(60,000)	$(195,680)
Net Loss	$(42,803)	$(60,000)	$(102,803)	$(135,680)	$(60,000)	$(195,680)
Net Loss Per Share - Basic and Diluted	$(0.00)	$-	$(0.00)	$(0.00)	$-	$(0.00)
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	441.480,473	-	441,480,473	441,480,473	-	441,480,473

	For The Six Months Ended
	June 30, 2018
	As Reported	Adjustment	As Revised
Condensed Consolidated Statement of Cash Flows:

Cash Flows From Operating Activities:
Net Loss	$(135,680)	$(60,000)	$(195,680)
Changes in accrued expenses and other liabilities	$945	$60,000	$60,945
Net Cash Used In Operating Activities	$(68,693)	$-	$(68,693)

In accordance with SEC Staff Accounting Bulletin No 108, the Company has evaluated this error, based on an analysis of qualitative and quantitative factors, as to whether it was material to the condensed consolidated statement of operations for the three and six months ended June 30, 2018 and if amendments of previously filed financial statements with the SEC are required. The Company has determined that quantitatively and qualitatively, the error has no material impact to the condensed consolidated statement of operations for the three and six months ended June 30, 2018 or other prior periods.

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

As of September 30, 2018, as reflected in our accompanying Consolidated Balance Sheet, our current liabilities exceed our total assets.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED
TO THE THREE MONTHS ENDED SEPTEMBER 30, 2017
CONTINUING OPERATIONS

NET REVENUE. Commensurate with the sale of our Tralliance business on September 29, 2008, we became a shell company. As a result, net revenue for both the three months ended September 30, 2018 and 2017 was $0.

GENERAL AND ADMINISTRATIVE. General and administrative expenses include only customary public company expenses, including accounting, legal, audit, insurance and other related public company costs. General and administrative expenses totaled approximately $69,000 in the third quarter of 2018 as compared to approximately $33,000 for the same quarter of the prior year, primarily arising from increased accounting and legal expenses.

RELATED PARTY TRANSACTIONS. Related party fees totaled $0 for the three months ended September 30, 2018 as compared to approximately $60,000 for the same quarter of the prior year relating to management services fees payable to Dancing Bear for accounting, finance, administrative and managerial support.

RELATED PARTY INTEREST EXPENSE. Related party interest expense for the three months ended September 30, 2018 totaled $2,430 compared to approximately $16,000 for the three months ended September 30, 2017 and consisted of interest due and payable to Delfin in 2018 and Dancing Bear in 2017.

NINE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO
THE NINE MONTHS ENDED SEPTEMBER 30, 2017
CONTINUING OPERATIONS

NET REVENUE. Net revenue totaled $0 for both the nine months ended September 30, 2018 and 2017.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include only customary public company expenses, including accounting, legal, audit, insurance and other related public company costs. General and administrative expenses totaled approximately $203,000 for the first nine months of 2018 as compared to approximately $74,000 for the same period of 2017, primarily arising from increased accounting and legal expenses.

RELATED PARTY TRANSACTIONS. Related party fees totaled $60,000 for the nine months ended September 30, 2018 as compared to approximately $180,000 for the nine months ended September 30, 2017 relating to management services fees payable to Dancing Bear for accounting, finance, administrative and managerial support in 2017 and payments to a former officer in 2018.

RELATED PARTY INTEREST EXPENSE. Related party interest expense for the nine months ended September 30, 2018 and 2017 was approximately $4,000 and $47,000, respectively, and consisted of interest due and payable to Delfin in 2018 and Dancing Bear in 2017.

INCOME TAXES. No tax benefit was recorded for the losses incurred during the first nine months of 2018 or the first nine months of 2017 as we recorded a 100% valuation allowance against our otherwise recognizable deferred tax assets due to the uncertainty surrounding the timing or ultimate realization of the benefits of our net operating loss carryforwards in future periods.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ITEMS

As of September 30, 2018, we had $936 in cash as compared to $440 as of December 31, 2017. Net cash flows used in operating activities of continuing operations totaled approximately $144,000 for the nine months ended September 30, 2018 compared to net cash flows used in operating activities of continuing operations of $80,000 for the nine months ended September 30, 2017.

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

In March 2018, the Company executed a Promissory Note with Delfin, which was amended and restated in May 2018 to $150,000 and then again on November 2, 2018 to increase the principal amount to up to $350,000 to pay certain accrued expenses, accounts payable over the last six months, and to allow the Company to have some working capital. Interest accrues on the unpaid principal balance at a rate of eight (8%) per annum, and is payable on the maturity date, calculated on a 365/366 day year, as applicable. The Promissory Note is due upon demand. It may be prepaid in whole or in any part at any time prior to the maturity date. Management anticipates continued funding from Delfin as it determines the direction of the Company.

At September 30, 2018, we had a net working capital deficit of approximately $293,000. This deficit included accrued expenses of approximately $84,000, accounts payable of approximately $61,000 and approximately $149,000 in principal and accrued interest owed under the Promissory Note with Delfin, the Company’s majority shareholder.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding us (including our consolidated subsidiaries) that is required to be included in our periodic reports to the SEC.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, and have determined there to be no reportable changes.

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

At September 30, 2018, we had a net working capital deficit of approximately $293,000. This deficit included accrued expenses of approximately $84,000, accounts payable of approximately $61,000 and approximately $149,000 in principal and accrued interest owed under the Promissory Note with Delfin, the Company’s majority shareholder.

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

In 2018, we can borrow up to $350,000 under an amended and restated promissory note from Delfin.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sales of Equity Securities.

None.

(b)	Use of Proceeds From Sales of Registered Securities.

Not applicable.

(c)	Repurchases.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.25	Amended and Restated Promissory Note, November 2, 2018.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.1NS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 19, 2018	theglobe.com, inc.

	By:	/s/ Frederick Jones
Frederick Jones
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer)

EXHIBIT INDEX

10.25	Amended and Restated Promissory Note, November 2, 2018.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.1NS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

