Form 10-K
period 2018-12-31
THEGLOBE COM INC
filed 2019-03-29
CIK 1066684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

(214) 369-5695
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Title of each class	Name of each exchange on which registered
Common Stock, par value $.001 per share	None

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

☐ Yes ☒ No

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

☒ Yes ☐ No

Aggregate market value of the voting Common Stock held by non-affiliates of the Registrant as of the close of business as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2018: $10,292,362.*

*Includes voting stock held by third parties, which may be deemed to be beneficially owned by affiliates, but for which such affiliates have disclaimed beneficial ownership.

The number of shares outstanding of the Registrant’s Common Stock, $.001 par value (the “Common Stock”), as of March 1, 2019 was 441,480,473.

theglobe.com, inc.

FORM 10-K

FORWARD LOOKING STATEMENTS

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (with the rules promulgated thereunder, the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (with the rules promulgated thereunder, the “Exchange Act”). These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terminology, such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential” or “continue” or the negative of such terms or other comparable terminology, although not all forward-looking statements contain such terms. In addition, these forward-looking statements include, but are not limited to, statements regarding:

•	our need for and ability to obtain additional equity and debt capital financing to continue as a going concern, and the sources of such capital;

•	our intent with respect to future dividends;

•	the continued forebearance of certain related parties from making demand payment under certain contractual obligations of, and loans to, the Company; and

•	our estimates with respect to certain accounting and tax matters.

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

As discussed below, on December 20, 2017, Delfin Midstream LLC (“Delfin”) entered into a Common Stock Purchase Agreement with certain of our stockholders for the purchase of a total of 312,825,952 shares of our common stock, par value $0.001 per share (“Common Stock”), representing approximately 70.9% of our Common Stock. On December 31, 2017 (the “Closing Date”), Mr. Egan, Edward A. Cespedes and Robin S. Lebowitz resigned from their respective positions as officers and directors of the Company. William “Rusty” Nichols was appointed the sole member of our Board of Directors (the “Board”) and our sole executive officer. Effective June 29, 2018, our Board appointed Mr. Frederick Jones as President, Chief Executive Officer, Chief Financial Officer, and Director of the Company, and Mr. Nichols resigned from his positions of President, Chief Executive Officer, Chief Financial Officer, Director, and any other directorships, offices or other positions with the Company.

As a shell company, our operating expenses have consisted primarily of, and we expect them to continue to consist primarily of, customary public company expenses, including personnel, accounting, financial reporting, legal, audit and other related public company costs.

As of December 31, 2018, as reflected in our accompanying Consolidated Balance Sheet, our current liabilities exceed our total assets. Additionally, we received a report from our independent registered public accountants, relating to our December 31, 2018 audited financial statements, containing an explanatory paragraph regarding our ability to continue as a going concern. We prefer to avoid filing for protection under the U.S. Bankruptcy Code. However, unless we are successful in raising additional funds through the offering of debt or equity securities, we may not be able to continue to operate as a going concern for any significant length of time in the future. Notwithstanding the above, we currently intend to continue operating as a public company and make all the requisite filings under the Exchange Act.

Delfin Purchase Agreement

On December 20, 2017, Michael S. Egan, our former Chief Executive Officer and majority stockholder, and certain of our other stockholders (each a “Seller” and collectively the “Sellers”) entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Delfin. Pursuant to the terms of the Purchase Agreement, Delfin agreed to purchase from the Sellers an aggregate of 312,825,952 shares of our Common Stock, representing approximately 70.9% of the issued and outstanding shares of our Common Stock. The closing of the purchase and sale transaction occurred on the Closing Date, as defined above. In connection with the transaction, we terminated the Master Services Agreement we had entered into with an entity controlled by Mr. Egan and satisfied all promissory notes and other borrowings under the credit line with respect to indebtedness owed to related parties. Delfin beneficially owns approximately 70.9% of our Common Stock and continues to beneficially own such amount as of the date of this filing.

In connection with the transactions contemplated by the Purchase Agreement, effective as of the Closing Date, the then sitting members of our Board, Mr. Egan, Chief Executive Officer and Chairman, Mr. Cespedes, President, Treasurer and Chief Financial Officer and Director, and Ms. Lebowitz, Vice President of Finance and Director, resigned from the Board and their respective officer positions with the Company, and Mr. Nichols was appointed as Chairman of the Board and President, Chief Executive Officer and Chief Financial Officer of the Company. Effective June 29, 2018, our Board appointed Mr. Frederick Jones as President, Chief Executive Officer, Chief Financial Officer, and Director of the Company, and Mr. Nichols resigned from his positions of President, Chief Executive Officer, Chief Financial Officer, Director, and any other directorships, offices or other positions with the Company.

EMPLOYEES

As of March 1, 2019, we had no employees. Our executive officer currently devotes very limited time to our business and receives no compensation from us. Our executive officer is an officer, director and/or stockholder of other companies which may have ongoing business relationships with the Company. See the section in this annual report entitled “Item 1A. Risk Factors—Our management may have other interests that may conflict with the interests of our stockholders.”

Item 1A. RISK FACTORS

We may not be able to continue as a going concern.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern. However, for the reasons described below, we do not believe that cash on hand and cash flow generated internally by us will be adequate to fund our limited overhead and other cash requirements beyond the next twelve months. These reasons raise significant doubt about our ability to continue as a going concern. In addition, our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our significant net losses, working capital deficit and need to raise additional capital, which as it noted raised substantial doubt about our ability to continue as a going concern.

We received funding of $50,000 each in March 2016, November 2016 and March 2017 as well as $10,000 of $50,000 in November 2017 under promissory notes entered into with the same entity that provided funding under the Revolving Loan Agreement. In connection with the closing of the purchase of Common Stock by Delfin, the promissory notes were fully satisfied.

At December 31, 2018, we had a net working capital deficit of approximately $332,000. This deficit included accrued expenses of approximately $21,000, accounts payable of approximately $7,000 and approximately $309,000 in principal and accrued interest owed under the Promissory Note with Delfin, the Company’s majority stockholder.

On a short term liquidity basis, we must receive capital contributions or loans from Delfin or its affiliates in order to continue as a going concern. We prefer to avoid filing for protection under the U.S. Bankruptcy Code. However, based upon our current financial condition as discussed above, we believe that we will need to raise additional debt or equity capital in order for us to continue to operate as a going concern on a long-term basis. Any such capital would likely come from Delfin, as we currently have no access to credit facilities and have traditionally relied on borrowings from related parties to meet short-term liquidity needs. Any equity capital raised may result in substantial dilution in the number of outstanding shares of our Common Stock. We intend to use the proceeds from the 2018 Promissory Note and seek other loans from Delfin and related entities, if necessary, to fund our public company operating costs while we explore our options related to the future of theglobe.

In 2018, we borrowed $300,362 of the $350,000 available to borrow under an amended and restated promissory note from Delfin.

Our management may have other interests that may conflict with the interests of our stockholders.

Mr. Jones became our Chief Executive Officer effective June 29, 2018. Mr. Jones currently serves as the Chief Executive Officer of Fairwood, which is a material stockholder of Delfin, our controlling stockholder. Mr. Jones is a material stockholder of Delfin and also maintains directorships, investments and participations with and in other companies and entities, including those that may be involved in the gas and/or energy business. Although there are currently no relationships between the Company and these entities, Mr. Jones, due to his relationship with such entities, will have an inherent conflict of interest in making any decision related to transactions between the related entities and the Company. Furthermore, since Mr. Jones is also the sole member of our Board, our Board presently is not “independent.” In the event that we have independent directors in the future, we intend to review related party transactions on a case-by-case basis.

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

We have no meaningful revenues and are dependent on our cash on hand to fund the costs associated with the reporting obligations under the Exchange Act, and other administrative costs associated with our corporate existence. For the years ended December 31, 2018 and 2017, we incurred net losses of $306,507 and $395,155, respectively. General and administrative expenses include customary public company expenses, including outside legal and audit fees, insurance and other related public company costs. We do not expect to generate any revenues unless and until we commence business operations. In the past, we relied on funding from affiliated creditors and we may need additional funding beyond those sources to continue as a going concern. In the event that our available funds prove to be insufficient, we will be required to seek additional financing. Our failure to secure additional financing could have a material adverse effect on our ability to pay the legal and audit fees and other administrative costs in order to continue to fulfill our reporting obligations. We do not have any arrangements with any bank or financial institution to secure additional financing and such financing may not be available on terms acceptable and in our best interests, if at all.

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

We do not expect to pay cash dividends on our Common Stock. Any future dividend payment is within the absolute discretion of our Board and will depend on, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, contractual restrictions, business opportunities, anticipated cash needs, provisions of applicable law and other factors that our Board may deem relevant. We may not generate sufficient cash from operations in the future to pay dividends on our Common Stock. As a result, the success of an investment in our Common Stock will depend on future appreciation in its value. The price of our Common Stock may not appreciate in value or even maintain the price at which our stockholders purchased shares. If our Common Stock does not appreciate in value, investors could suffer losses in their investment in our Common Stock.

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

With limited exceptions related to restrictive securities acquired before we became a “shell company,” holders of our restricted securities are limited in their ability to resell their securities pursuant to Rule 144. Preclusion from the use of the resale exemption from registration afforded by Rule 144 may make it more difficult for us to sell equity securities in the future, and for stockholders to resell their restricted securities.

Our need for capital may create additional risks and create dilution to existing stockholders.

As mentioned above, we will need to raise additional capital in the future, which may be funded from unrelated third party sources, including the incurring of debt and/or the sale of additional equity securities. In addition, we may require additional financing to fund working capital and operating losses in the future should the need arise. The incurrence of debt creates additional financial leverage and therefore an increase in the financial risk of our operations. The sale of additional equity securities may be dilutive to the interests of our current stockholders. In addition, there can be no assurance that such additional financing, whether debt or equity, will be available to us or that it will be available on acceptable commercial terms. Any inability to secure such additional financing on acceptable terms could have a materially adverse impact on our business, financial condition and operating results.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The Company does not own or lease any property. We currently use the offices of Delfin at no cost to us.

Item 3. LEGAL PROCEEDINGS

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Part II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Market Information

The shares of our Common Stock are quoted for trading on the over-the-counter market on what is commonly referred to as the electronic bulletin board, under the symbol “TGLO.OB”. The following table sets forth the range of high and low bid prices of our Common Stock for the periods indicated as reported by the over-the-counter market (the electronic bulletin board). The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions (prices are rounded to the nearest cent):

	2018		2017
	High	Low	High	Low
Fourth Quarter	$0.08	$0.04	$0.04	$0.00
Third Quarter	$0.15	$0.06	$0.00	$0.00
Second Quarter	$0.20	$0.07	$0.01	$0.00
First Quarter	$0.26	$0.03	$0.00	$0.00

Holders of Common Stock

We had approximately 510 holders of record of Common Stock as of March 1, 2019. This does not reflect persons or entities that hold Common Stock in nominee or “street” name through various brokerage firms.

Dividends

We have not paid any cash dividends on our Common Stock since our inception and do not intend to pay dividends in the foreseeable future. Our Board will determine if we pay any future dividends.

Stock Performance Graph

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we have elected scaled disclosure reporting and therefore are not required to provide the stock performance graph.

Recent Sales of Unregistered Securities

None.

Repurchases of Equity Securities

None.

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

Basis of Presentation of Consolidated Financial Statements; Going Concern

We received a report from our independent registered public accountants, relating to our December 31, 2018 audited consolidated financial statements, containing an explanatory paragraph regarding our ability to continue as a going concern. As a shell company, our management believes that we will not be able to generate operating cash flows sufficient to fund our operations and pay our existing current liabilities in the foreseeable future. Based upon our current limited cash resources and without the infusion of additional capital and/or the continued forbearance of our creditors, our management does not believe we can operate as a going concern beyond the next twelve months. See “Future and Critical Need for Capital” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details.

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

All Note references relate to accompanying Notes to Consolidated Financial Statements.

Results of Operations

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Net Revenue

Commensurate with the sale of our Tralliance business on September 29, 2008, we became a shell company, and have not had any material operations since then. As a result, net revenue was $0 for both of the years ended December 31, 2018 and 2017.

General and Administrative

General and administrative expenses include only those customary public company expenses, including outside legal and audit fees, insurance and other related public company costs. General and administrative expenses totaled approximately $237,000 for the year ended December 31, 2018 and $91,000 for the year ended December 31, 2017.

Related Party Transactions

Related party transaction expense was $60,000 for the year ended December 31, 2018 and $240,000 for the year ended 2017 and consisted of management services fees payable to Dancing Bear Investments, Inc. (“Dancing Bear”), an entity which is controlled by Mr. Egan, for accounting, finance, administrative and managerial support in 2017 and payment to a former officer in 2018.

Related Party Interest Expense

Related party interest expense for the years ended December 31, 2018 and 2017 was approximately $9,000 and $64,000, respectively, and consisted of interest due and payable to Delfin under the Bridge Note for 2018 and Dancing Bear under the Revolving Loan Agreement for 2017.

Net Loss

Net loss for the year ended December 31, 2018 was approximately $307,000 as compared to a net loss of approximately $395,000 for the year ended December 31, 2017.

Liquidity and Capital Resources

Future and Critical Need for Capital

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern. However, for the reasons described below, our management does not believe that cash on hand and cash flow generated internally by us will be adequate to fund our limited overhead and other cash requirements beyond the next twelve months. These reasons raise significant doubt about our ability to continue as a going concern.

We received funding of $50,000 each in March 2016, November 2016 and March 2017 as well as $10,000 of $50,000 in November 2017 under Promissory Notes entered into with the same entity that provided funding under the Revolving Loan Agreement. In connection with the closing of the purchase of Common Stock by Delfin, the Promissory Notes were fully satisfied.

In March 2018, the Company executed a Promissory Note with Delfin, which was amended and restated in May 2018 to $150,000 and then again on November 2, 2018 to increase the principal amount to up to $350,000 to pay certain accrued expenses, accounts payable over the last six months, and to allow the Company to have working capital. Interest accrues on the unpaid principal balance at a rate of 8% per annum, and is payable on the maturity date, calculated on a 365/66 day year, as applicable. The Promissory Note is due upon demand. It may be prepaid in whole or in any part at any time prior to the maturity date. Management anticipates continued funding from Delfin over the next twelve months as it determines the direction of the Company.

At December 31, 2018, we had a net working capital deficit of approximately $332,000. This deficit included accrued expenses of approximately $21,000, accounts payable of approximately $7,000 and approximately $309,000 in principal and accrued interest owed under the Promissory Note with Delfin, the Company’s majority stockholder.

Cash Flow Items

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

As of December 31, 2018, we had $5,895 in cash as compared to $440 as of December 31, 2017. Net cash flows used in operating activities of continuing operations totaled approximately $295,000 for the year ended December 31, 2018 compared to cash flows used in operating activities of continuing operations of approximately $91,000 for the year ended December 31, 2017. $0 in net cash flows were used in operating activities of discontinued operations during the year ended December 31, 2018 compared to approximately $375 for the year ended December 31, 2017.

Net cash flows provided by financing activities totaled approximately $300,362 for the year ended December 31, 2018 compared to $60,000 for the year ended December 31, 2017. The increase in financing was due to an increase in general and administrative, expenses of the Company, most of which were legal expenses.

Contractual Obligations

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we have elected scaled disclosure reporting and therefore are not required to provide the table required by (a)(5) of this Item.

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any material off-balance sheet arrangements that have or are reasonably likely to have a material effect on our current or future financial condition, revenues or expenses, results of operations, liquidity, or capital resources.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED FINANCIAL STATEMENTS
THEGLOBE.COM, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
theglobe.com, inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of theglobe.com, inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Ft. Lauderdale, Florida
March 29, 2019

THEGLOBE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash	$5,895	$440
Total current assets	$5,895	$440

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$7,482	$—
Accrued expenses and other current liabilities	21,050	26,000
Accrued interest due to related party	9,068	—
Notes payable due to related party	300,362	—
Total current liabilities	337,962	26,000

Stockholders’ Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 441,480,473 shares issued at December 31, 2018 and December 31, 2017	441,480	441,480
Additional paid in capital	296,594,042	296,594,042
Accumulated deficit	(297,367,589)	(297,061,082)
Total stockholders’ deficit	(332,067)	(25,560)
Total liabilities and stockholders’ deficit	$5,895	$440

See notes to consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017

Net Revenue	$—	$—

Operating Expenses:
General and administrative	237,439	90,806
Related party transactions	60,000	240,000
Total Operating Expenses	297,439	330,806

Operating Loss from Continuing Operations	(297,439)	(330,806)

Other Income (Expense), net:
Related party interest expense	(9,068)	(63,974)

Loss from Continuing Operations Before Income Taxes	(306,507)	(394,780)

Income Taxes	—	—
Loss from Continuing Operations	(306,507)	(394,780)

Loss from Discontinued Operations, net of tax	—	(375)
Net Loss	$(306,507)	$(395,155)

Loss Per Share:
Basic and Diluted:
Continuing Operations	$—	$—
Discontinued Operations	$—	$—
Weighted Average Common Shares Outstanding	441,480,473	441,480,473

See notes to consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance, December 31, 2016	441,480,473	$441,480	$294,301,850	$(296,665,927)	$(1,922,597)

Year Ended December 31, 2017 Capital Contribution	—	—	2,292,192	—	2,292,192
Net Loss	—	—		(395,155)	(395,155)
Balance December 31, 2017	441,480,473	441,480	296,594,042	(297,061,082)	(25,560)

Year Ended December 31, 2018
Net Loss	—	—	—	(306,507)	(306,507)
Balance, December 31, 2018	441,480,473	$441,480	$296,594,042	$(297,367,589)	$(332,067)

See notes to consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017
Cash Flows from Operating Activities:
Net Loss	$(306,507)	$(395,155)
Loss from discontinued operations	—	375
Loss from continuing operations	(306,507)	(394,780)

Adjustments to reconcile loss from continuing operations to net cash flows used in operating activities:

Changes in operating assets and liabilities:
Prepaid expenses	—	4,936
Accounts payable due to related party	—	240,000
Accounts payable	7,482	(100)
Accrued expenses and other current liabilities	(4,950)	(4,500)
Accrued interest due to related party	9,068	63,974

Net cash flows used in operating activities of continuing operations	(294,907)	(90,470)
Net cash flows used in operating activities of discontinued operations	—	(375)
Net cash flows used in operating activities	(294,907)	(90,845)

Cash Flows from Financing Activities:
Borrowings on Notes Payable	300,362	60,000
Net cash flows from financing activities	300,362	60,000

Net change in cash	5,455	(30,845)
Cash at beginning of period	440	31,285
Cash at end of period	$5,895	$440

See notes to consolidated financial statements.

THEGLOBE.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

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

As of December 31, 2018, as reflected in our accompanying Consolidated Balance Sheet, our current liabilities exceed our total assets. Additionally, we received a report from our independent registered public accountants, relating to our December 31, 2018 audited financial statements, containing an explanatory paragraph regarding our ability to continue as a going concern. We prefer to avoid filing for protection under the U.S. Bankruptcy Code. However, unless we are successful in raising additional funds through the offering of debt or equity securities, we may not be able to continue to operate as a going concern for any significant length of time in the future. Notwithstanding the above, we currently intend to continue operating as a public company and making all the requisite filings under the Exchange Act.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and inactive subsidiaries, all of which have been dissolved as of December 31, 2018. All significant intercompany balances and transactions have been eliminated in consolidation. Going forward beginning with the first quarter of 2019 there will no longer be consolidated financial statements.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB Accounting Standards Codification Topic on Fair Value Measurements and Disclosure (“ASC 820”) requires that the Company disclose estimated fair values of its financial instruments. The carrying amount of certain of the Company’s financial instruments, including cash, accounts payable and accrued expenses, are a reasonable estimate of their fair values at December 31, 2018 and 2017, respectively, due to their short maturities.

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

INCOME TAXES

On December 22, 2017 the Tax Cuts and Jobs Act (the “Tax Act”) was enacted in the United States. Among its many provisions, the Tax Act reduces the U.S. corporate income tax rate from 35% to 21%; requires companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; eliminates the corporate alternative minimum tax (AMT); creates a new limitation on deductible interest expense; and changes rules related to uses and limitations of net operating loss carry forwards created in tax years beginning after December 31, 2017. As a result of the Tax Act, the Company remeasured its deferred tax assets and liabilities to reflect the new statutory federal rate of 21% which resulted in a net adjustment of approximately $20,845,000 to deferred income tax expense for the year ended December 31, 2017. This adjustment was offset by a reduction in the valuation allowance.

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

NET INCOME PER COMMON SHARE

The Company reports basic and diluted net income per common share in accordance with FASB ASC Topic 260, “Earnings Per Share.” Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive. There were no potentially dilutive securities and common stock equivalents for the years ended December 31, 2018 and 2017.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Management has determined that all recently issued accounting pronouncements will not have a material impact on the Company’s financial statements or do not apply to the Company’s operations.

(2)	LIQUIDITY AND GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. However, for the reasons described below, Company management does not believe that cash on hand and cash flow generated internally by the Company will be adequate to fund its limited overhead and other cash requirements over the next twelve months. These reasons raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

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

At December 31, 2018, the Company had a net working capital deficit of approximately $332,000. This deficit included accrued expenses of approximately $21,000, accounts payable of approximately $7,000 and approximately $309,000 in principal and accrued interest owed under the Promissory Note with Delfin, the Company’s majority stockholder.

MANAGEMENT PLANS

Management anticipates continued funding from Delfin over the next twelve months as it determines the direction of the Company.

(3)	DEBT

In March 2018, the Company executed a Promissory Note with Delfin, which was amended and restated in May 2018 to $150,000 and then again on November 2, 2018 to increase the principal amount to up to $350,000 to pay certain accrued expenses, accounts payable, and to allow the Company to have some working capital. Interest accrues on the unpaid principal balance at a rate of 8% per annum, and is payable on the maturity date, calculated on a 365/366-day year, as applicable. The Promissory Note is due upon demand. It may be prepaid in whole or in part at any time prior to the maturity date. The Company anticipates continued funding from Delfin over the next twelve months.

(4)	STOCK OPTION PLANS

As of December 31, 2018, all of the Company’s stock option plans have terminated and there are no shares for grant under these plans. The Company did not have any stock options outstanding and exercisable as of December 31, 2018 or 2017.

No employee stock compensation expense was charged to operating expenses during the years ended December 31, 2018 or 2017. At December 31, 2018, there was no unrecognized compensation expense related to unvested stock options.

(5)	INCOME TAXES

The provision (benefit) for income taxes is summarized as follows:

	Year Ended December 31,
	2018	2017
Continuing operations	$—	$—
Discontinued operations
	$—	$—

The provision (benefit) for income taxes attributable to continuing operations was as follows:

Year Ended December 31,
	2018	2017

Current:	$—	$—
Federal	—	—
State	$—	$—

Deferred:	$—	$—
Federal	—	—
State	$—	$—

Provision for income taxes	$—	$—

The following is a reconciliation of the federal income tax provision at the federal statutory rate to the Company’s tax provision attributable to continuing operations:

	Year Ended December 31,
	2018	2017

Statutory federal income tax rate	21.00%	34.00%
Change in tax rate	—	(5,292.36)
Nondeductible items	—	—
State income taxes, net of federal benefit	4.74	3.96
Change in valuation allowance	25.74	16,233.74
Write-off of DTA under IRC 382 and 383	—	(10,979.35)
Other		—

Effective tax rate	0.00%	0.00%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2018 and 2017 are presented below.

	Year Ended December 31,
	2018	2017

Deferred tax assets (liabilities):
Net operating loss carryforwards	$79,000	$—
Issuance of warrants	982,000	982,000
AMT and other tax credits	—	—
Accrued expenses	29,000	29,000
Depreciation and amortization	10,000	10,000
Total gross deferred tax assets	1,100,000	1,021,000
Less: valuation allowance	(1,100,000)	(1,021,000)
Total net deferred tax assets	$—	$—

Because of the Company’s lack of earnings history, the net deferred tax assets have been fully offset by a 100% valuation allowance. The valuation allowance for net deferred tax assets was $1,100,000 and $1,021,000 as of December 31, 2018 and 2017, respectively. The net change in the total valuation allowance was $(79,000) and $(64,087,000) for the years ended December 31, 2018 and 2017, respectively.

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

At December 31, 2018, the Company had net operating loss carryforwards available for U.S. tax purposes of approximately $307,000, which will carry forward indefinitely.

(6)	RELATED PARTY TRANSACTIONS

In connection with the closing of the Tralliance Purchase Transaction, the Company also entered into a Master Services Agreement (“Services Agreement”) with Dancing Bear Investments, Inc. (“Dancing Bear”), an entity which is controlled by Mr. Egan. Under the terms of the Services Agreement, for a fee of $20,000 per month ($240,000 per annum), Dancing Bear provides personnel and services to the Company so as to enable it to continue its existence as a public company without the necessity of any full-time employees of its own. The Services Agreement had an initial term of one year. In connection with the Delfin transaction, the Services Agreement has been terminated. Services under the Services Agreement include, without limitation, accounting, assistance with financial reporting, accounts payable, treasury/financial planning, record retention and secretarial and investor relations functions. Related party transactions expense related to the Services Agreement of $240,000 was recognized in our Consolidated Statement of Operations during the year ended December 31, 2017.

In March 2018, the Company executed a Promissory Note with Delfin, which was amended and restated in May 2018 to $150,000 and then again on November 2, 2018 to increase the principal amount to up to $350,000 to pay certain accrued expenses, accounts payable, and to allow the Company to have some working capital. Interest accrues on the unpaid principal balance at a rate of 8% per annum, and is payable on the maturity date, calculated on a 365/366-day year, as applicable. The Promissory Note is due upon demand. It may be prepaid in whole or in part at any time prior to the maturity date. The Company expects continued funding from Delfin over the next twelve months.

Effective June 29, 2018, the Company’s former Chairman and Chief Executive Officer, William R. Nichols, resigned from all positions and Frederick Jones was appointed to his positions. In connection with Mr. Nichols’ resignation, he was granted $60,000 cash as severance.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure (1) that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and (2) that this information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, as of December 31, 2018, our disclosure controls and procedures were effective.

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

Under the supervision of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018. Our management used the updated Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to perform this evaluation. Based upon this evaluation and management’s assessment, management has concluded that internal control over financial reporting was effective as of December 31, 2018. Because we are a smaller public company, we are not required to provide an independent public accountant’s attestation report covering our assessment of internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Our management, which currently consists of Mr. Jones, acting as our Chief Executive Officer and Chief FInancial Officer, has evaluated any change in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, and has determined there to be no reportable changes.

Item 9B. OTHER INFORMATION

None.

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and current positions with the Company held by our Directors and Executive Officers.

NAME	AGE	POSITION OR OFFICE WITH THE COMPANY	DIRECTOR SINCE
Frederick Jones	71	President, Chief Executive Officer, Chief Financial Officer and Director	June 29, 2018

We are not aware of any arrangement or understanding between Mr. Jones and any other person pursuant to which he was elected or appointed to his current positions. Neither Mr. Jones nor any immediate family member of Mr. Jones has been a participant in any transaction or currently proposed transaction with the Company that is reportable under Item 404(a) of Regulation S-K.

Due to his status as material stockholder of Delfin, which is our controlling stockholder, and his willingness to serve without compensation, we believe Mr. Jones is in the best position to serve as our director until such time that our controlling stockholder determines the direction of the Company.

Frederick Jones, 71, has been involved in international commodity trading, energy infrastructure, real estate, and oil and gas businesses for approximately 45 years. Mr. Jones was one of the early investors in U.S. shale gas. For approximately the past five (5) years, Mr. Jones has served, and continues to serve, as the Chief Executive Officer of Fairwood Peninsula Energy Corporation (“Fairwood”), a midstream liquefied natural gas company. Fairwood is a material stockholder of our controlling stockholder, Delfin Midstream, Inc. (“Delfin”). Mr. Jones was a founder of Fairwood and is currently a material Delfin stockholder. He was also a founding stockholder in Marc Rich + Co A.G., Switzerland, now known as Glencore Plc.

Mr. Jones will serve as a director until the next annual meeting of stockholders of the Company and until his successor is duly elected and qualified or until his earlier death, resignation or removal.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file certain reports regarding ownership of, and transactions in, our securities with the SEC. Such officers, directors, and 10% stockholders are also required to furnish us with copies of all Section 16(a) forms that they file.

Based solely on our review of copies of Forms 3 and 4 and any amendments furnished to us pursuant to Rule 16a-3(e) and any written representations referred to in Item 405(b)(2)(i) of Regulation S-K stating that no Forms 5 were required, we believe that, during the 2018 fiscal year, our officers, directors and all persons owning more than 10% of a registered class of our equity securities have complied with all Section 16(a) applicable filing requirements, except that the Form 3 for Mr. Nichols was not timely filed.

Code of Ethics

We have adopted a Code of Ethics applicable to our officers, including our principal executive officer, principal financial officer, principal accounting officer and any other persons performing similar functions. The Code of Ethics will be provided free of charge by the Company to interested parties upon request. Requests should be made in writing and directed to the Company at the following address: 5949 Sherry Lane, Suite 950, Dallas, TX 75225, Attention: Frederick Jones.

Board Meetings

Including unanimous written actions of the Board, the Board met 6 times in 2018. Neither Mr. Jones nor Mr. Nichols attended less than 75% of the total number of all meetings of the Board during the time period in 2018 that such person served as director.

Committees

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. As a shell company, we believe that it is not necessary to have such committees at this time because the Board can adequately perform the functions of such committees.

Audit. We believe that our Board can adequately perform the functions of an audit committee. As a smaller reporting company with no material operations or assets, and due to the lack of financial resources available to us, we do not have a Board member that qualifies as an “audit committee financial expert” as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as “independent” within the meaning of applicable Nasdaq Stock Market listing standards, including any heightened independence requirements specific to audit committee members. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given our lack of material operations or assets.

Compensation. Because the Company currently has no material operations and neither of its executive officers that served in 2018 received a salary, we do not believe it is necessary to have a compensation committee at this time. We believe that our Board can adequately perform the functions of a compensation committee. Due to his status as an officer of the Company, our sole director is not “independent” within the meaning of applicable Nasdaq Stock Market listing standards, including any heightened independence requirements specific to compensation committee members.

Director Nominations. As noted above, the Board does not have a separate nominating committee. Rather, our Board considers and nominates directors for election. We do not believe the Company would derive any significant benefit from a separate nominating committee. Due to his status as an officer of the Company, our sole director is not “independent” as defined in the applicable Nasdaq Stock Market listing standards.

In recommending director candidates in the future (including director candidates recommended by stockholders), the Board intends to take into consideration such factors as it deems appropriate based on the Company’s current needs. These factors may include diversity, age, skills, decision-making ability, inter-personal skills, experience with businesses and other organizations of comparable size, community activities and relationships, and the interrelationship between the candidate’s experience and business background, and other Board members’ experience and business background, whether such candidate would be considered “independent,” as such term is defined in the Nasdaq Stock Market listing standards, as well as the candidate’s ability to devote the required time and effort to serve on the Board.

The Board will consider for nomination by the Board director candidates recommended by stockholders if the stockholders comply with the following requirements. Under our By-Laws, if a stockholder wishes to nominate a director at the annual meeting, we must receive the stockholder’s written notice not less than 60 days nor more than 90 days prior to the date of the annual meeting, unless we give our stockholders less than 70 days’ notice of the date of our annual meeting. If we provide less than 70 days’ notice, then we must receive the stockholder’s written notice by the close of business on the 10th day after we provide notice of the date of the annual meeting. The notice must contain the specific information required in our By-Laws. A copy of our By-Laws may be obtained by writing to the Company. If we receive a stockholder’s proposal within the time periods required under our By-Laws, we may choose, but are not required, to include it in our proxy statement. If we do, we may tell the other stockholders what we think of the proposal, and how we intend to use our discretionary authority to vote on the proposal. All proposals should be made in writing and sent via registered, certified or express mail, to our executive offices, 5949 Sherry Lane, Suite 950, Dallas, Texas 75225 Attention: Frederick Jones.

Stockholder Communications with the Board of Directors. Any stockholder who wishes to send communications to the Board should mail them addressed to the intended recipient by name or position in care of: theglobe.com, inc., 5949 Sherry Lane, Suite 950, Dallas, Texas 75225 Attention: Frederick Jones. Upon receipt of any such communications, Mr. Jones will determine the identity of the intended recipient and whether the communication is an appropriate stockholder communication. Then Mr. Jones will send all appropriate stockholder communications to the intended recipient. An “appropriate stockholder communication” is a communication from a person claiming to be a stockholder in the communication, the subject of which relates solely to the sender’s interest as a stockholder and not to any other personal or business interest.

In the case of communications addressed to the Board, the Company will send appropriate stockholder communications to the Board. In the case of communications addressed to any particular directors, the Company will send appropriate stockholder communications to such director.

Attendance at Annual Meetings

The Board encourages, but does not require, its directors to attend the Company’s annual meeting of stockholders. The Company did not hold an annual meeting last year.

Item 11. EXECUTIVE COMPENSATION

Overview

We do not maintain any executive compensation plans or programs. Mr. Jones, our sole executive officer, did not receive compensation for his services in 2018. In addition, all of our stock option plans have been terminated and there were no unexercised equity awards outstanding as of December 31, 2018 and no Named Executive Officer exercised equity awards during 2018.

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid by us to those persons serving as the principal executive officer at any time for the years ended December 31, 2018 and 2017 (collectively, the “Named Executive Officers”):

Name and Principal Position	Year	Salary	Bonus	Option Awards	All Other	Total
Frederick Jones	2018	$—	$—	$—	$—	$—
President, Chief Executive Officer, and Chief Financial Officer (1)

William R. Nichols (2)	2018	$—	$—	$—	$60,000	$60,000
	2017	$—	$—	$—	$—	$—
Former President, Former Chief Executive Officer, and Former Chief Financial Officer (1)

(1)	Effective June 29, 2018, Mr. Jones was appointed to his positions.

(2)	Mr. Nichols served in his positions from December 31, 2017 until June 29, 2018, when he resigned from all positions. In connection with his resignation, Mr. Nichols was granted $60,000 cash as severance.

We do not currently have any employment agreements with any of the Named Executive Officers.

COMPENSATION OF DIRECTORS

Directors who are also our employees or officers receive no compensation for serving on our Board. Neither Mr. Jones nor Mr. Nichols received a salary, bonus or awards in 2018 for their service on the Board. We reimburse non-employee/non-management directors for all travel and other expenses incurred in connection with attending Board meetings. All of our stock option plans have been terminated and there were no unexercised equity awards outstanding as of December 31, 2018.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of March 1, 2019 (except as otherwise indicated) by (i) each person who owns beneficially more than 5% of our Common Stock, (ii) each of our directors, (iii) each of our “Named Executive Officers” and (iv) all directors and executive officers as a group. A total of 441,480,473 shares of theglobe’s Common Stock were issued and outstanding on March 1, 2019.

The amounts and percentage of Common Stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Unless otherwise indicated below, the address of each person or entity named in the table below is in care of theglobe.com, inc., 5949 Sherry Lane, Suite 950, Dallas, TX 75225.

	SHARES BENEFICIALLY OWNED
DIRECTORS AND NAMED EXECUTIVE OFFICERS	NUMBER	PERCENT	TITLE OF CLASS
Frederick Jones	–	–	–

William R. Nichols (1)	–	–	–

All directors and executive officers as a group (2 persons)	–	–	Common

5% STOCKHOLDERS

Michael S. Egan (2)	22,018,000	4.99%	Common

Delfin Midstream Inc.	312,825,952	70.9%	Common

(1)	Mr. Nichols resigned from his director and executive officer positions effective June 29, 2018. His beneficial ownership information included in this annual report is derived from Company records existing at the time of his resignation.

(2)	Mr. Egan’s address is P.O. Box 029006, Fort Lauderdale, Florida 33302. Includes the shares that Mr. Egan is deemed to beneficially own as the controlling investor of E&C Capital Partners, LLLP, E&C Capital Partners II, LLLP and The Registry Management Company, LLC. Also includes 14,000 shares of our Common Stock held by Mr. Egan’s wife, as to which he disclaims beneficial ownership.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2018*

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation plans approved by security holders	—	—	—

Equity Compensation plans not approved by security holders	—	—	—

Total	—	—	—

*	All of our stock option plans have been terminated and there were no unexercised equity awards outstanding as of December 31, 2018. See Note 4, “Stock Option Plans” in the accompanying Notes to our Consolidated Financial Statements.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The following is a summary of transactions, since December 31, 2016, to which we have been a party, in which the amount involved exceeded the lesser of $120,000 or 1% of the average of our total assets at December 31, 2017 and December 31, 2018, and in which any of our directors, executive officers, beneficial holders of more than 5% of our capital stock or certain other related persons had or will have a direct or indirect material interest.

Delfin Purchase Agreement

For information regarding the Purchase Agreement to which Michael S. Egan, our former Chairman and Chief Executive Officer and principal stockholder, and entities controlled by Mr. Egan are parties, see the section in this annual report entitled “Item 1. Business—Delfin Purchase Agreement.”

Services Agreement

On September 29, 2008, we (i) sold the business and substantially all of the assets of our Tralliance Corporation subsidiary to Tralliance Registry Management Company LLC (“Tralliance Registry Management”) and (ii) issued 229,000,000 shares of our Common Stock to The Registry Management Company, LLC (“Registry Management”) (the “Tralliance Purchase Transaction”). In connection with the closing of the Tralliance Purchase Transaction, we entered into a Master Services Agreement (“Services Agreement”) with Dancing Bear Investments, Inc. (“Dancing Bear”), an entity which is controlled by Michael S. Egan, our former Chairman and Chief Executive Officer and principal stockholder. Under the terms of the Services Agreement, for a fee of $20,000 per month ($240,000 per annum), Dancing Bear provided personnel and services to the Company so as to enable it to continue its existence as a public company without the necessity of any full-time employees of its own. The Services Agreement had an initial term of one year and was renewed for additional one year terms during 2009 through 2017. Services under the Services Agreement included, without limitation, accounting, assistance with financial reporting, accounts payable, treasury/financial planning, record retention and secretarial and investor relations functions. We recognized related party transactions expenses related to the Services Agreement in our Consolidated Statement of Operations in the amount of $240,000 during the year ended December 31, 2017. In connection with the transactions contemplated by the Purchase Agreement, effective as of the Closing Date, the Services Agreement was terminated, and the balances related to the Services Agreement that we owed to Dancing Bear were satisfied. For more information, see the section in this annual report entitled “Item 1. Business—Delfin Purchase Agreement.”

Delfin is our parent company and beneficially owns an aggregate of 312,825,952 shares of our Common Stock, representing approximately 70.9% of our issued and outstanding Common Stock. Fairwood is a material stockholder of Delfin.

Loans

In March 2018, the Company executed a Promissory Note with Delfin, which was amended and restated in May 2018 to $150,000 and then again on November 2, 2018 to increase the principal amount to up to $350,000 to pay certain accrued expenses, accounts payable, and to allow the Company to have working capital. Interest accrues on the unpaid principal balance at a rate of 8% per annum, and is payable on the maturity date, calculated on a 365/366-day year, as applicable. The Promissory Note is due upon demand. It may be prepaid in whole or in part at any time prior to the maturity date. The Company expects continued funding from Delfin over the next twelve months. For more information, see the section in this annual report entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Future and Critical Need for Capital.”

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

Director Independence

Mr. Jones is the sole member of our Board and is also an officer of the Company. As such, Mr. Jones is not considered “independent” within the meaning of applicable the Nasdaq Stock Market listing standards.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees billed by Marcum LLP (“Marcum”), independent public accountants, for professional services rendered for the audit of our annual financial statements during 2018 and 2017 and the reviews of the financial statements included in our Forms 10-Q and 10-K, as appropriate, were $39,861 for year ended December 31, 2018 and $36,050 for year ended December 31, 2017.

Audit-Related Fees. During the last two fiscal years, Marcum did not provide the Company with any services that are reasonably related to the performance of the audit of our financial statements.

Tax Fees. The aggregate fees billed for tax services provided by Marcum in connection with tax compliance, tax consulting and tax planning services during 2018 and 2017, was $4,120 for both years in connection with tax return preparation and filing.

All Other Fees. Except as described above, the Company had no other fees for services provided by Marcum during 2018 and 2017.

Pre-Approval of Services by the External Auditor. As described above, our Board performs the functions of an audit committee. The Board will consider annually and, if appropriate, approve the provision of audit services by its external auditor and consider and, if appropriate, pre-approve the provision of certain defined audit and non-audit services. The Board will also consider on a case-by-case basis and, if appropriate, approve specific engagements that are not otherwise pre-approved. The Board pre-approved the audit engagements and tax services billed by the amounts described above.

Part IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a).	List of all documents filed as part of this report.

(1)	Financial statements are listed in the index to the consolidated financial statements on page 10 of this Report.

(2)	No financial statement schedules are included because they are not applicable or are not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

(3)	Exhibit Index

3.1	Form of Fourth Amended and Restated Certificate of Incorporation of the Company. (2)

3.2	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation. (4)

3.3	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 29, 2003. (4)

3.4	Certificate relating to Previously Outstanding Series of Preferred Stock and Relating to the Designation, Preferences and Rights of the Series F Preferred Stock. (3)

3.5	Certificate of Amendment Relating to the Designation Preferences and Rights of the Junior Participating Preferred Stock. (4)

3.6	Form of By-Laws of the Company. (4)

3.7	Certificate of Amendment Relating to the Designation Preferences and Rights of the Series H Automatically Converting Preferred Stock. (5)

3.8	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on December 1, 2004. (6)

10.1	Form of Indemnification Agreement between the Company and each of its Directors and Executive Officers. (1)

10.8	Master Services Agreement dated September 29, 2008 with Dancing Bear Investments, Inc. and the Company. (8)

10.13	Extension and Amendment of Master Services Agreement between Dancing Bear Investments, Inc. and the Company dated August 9, 2010. (9)

10.17	$50,000 Promissory Note dated March 29, 2017 by and between Dancing Bear Investments, Inc. and the Company. (10)

10.18	$50,000 Promissory Note dated November 10, 2017 by and between Dancing Bear Investments, Inc. and the Company. (11)

10.19	$50,000 Promissory Note dated March 9, 2018 by and between Delfin Midstream LLC and the Company. (12)

10.20	Satisfaction and Release Agreement dated as of December 27, 2017 between Dancing Bear Investments, Inc. and the Company. (12)

10.21	Termination of Master Services Agreement effective as of December 31, 2017 between Dancing Bear Investments, Inc. and the Company. (12)

10.22	Termination of Revolving Loan Agreement effective as of December 31, 2017 between Dancing Bear Investments, Inc. and the Company. (12)

10.23	Deferred Salary Cancellation of Michael S. Egan, effective as of December 31, 2017. (12)

10.24	Deferred Salary Cancellation of Robin Segaul-Lebowitz, effective as of December 31, 2017. (12)

10.25	$150,000 Amended and Restated Promissory Note dated May 9, 2018 by and between Delfin Midstream LLC and the Company. (13)

10.26	$350,000 Second Amended and Restated Promissory Note dated November 2, 2018 by and between Delfin Midstream LLC and the Company. (14)

21.	Subsidiaries

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	X BRL Taxonomy Extension Presentation Linkbase Document

EXHIBIT INDEX

NO.	ITEM

1)	Incorporated by reference from our registration statement on Form S-1 filed July 24, 1998 (Registration No. 333-59751).

2)	Incorporated by reference from our Form S-1/A filed September 15, 1998.

3)	Incorporated by reference from our Form 10-K filed March 31, 2003.

4)	Incorporated by reference from our Form SB-2 filed April 16, 2004.

5)	Incorporated by reference from our Form 8-K filed September 7, 2004.

6)	Incorporated by reference from our Form 8-K filed on December 2, 2004.

7)	Incorporated by reference from our Form 8-K filed on June 13, 2008.

8)	Incorporated by reference from our Form 8-K filed on October 3, 2008.

9)	Incorporated by reference from our Form 10-Q filed on August 10, 2010.

10)	Incorporated by reference from our Form 10-K filed on March 30, 2017.

11)	Incorporated by reference from our Form 10-Q filed on November 13, 2017.

12)	Incorporated by reference from our Form 10-K filed on March 30, 2018.

13)	Incorporated by reference from our Form 10-Q filed on May 15, 2018.

14)	Incorporated by reference from our Form 10-Q filed on November 19, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

theglobe.com, inc.

Dated: March 29, 2019	By:	/s/ Frederick Jones
Frederick Jones Chief Executive Officer and Chief Financial Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Frederick Jones	March 29, 2019
Frederick Jones President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Director)

