Form 10-Q
period 2019-03-31
THEGLOBE COM INC
filed 2019-05-15
CIK 1066684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO          .

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

Securities registered pursuant to Section 12(b) of the Act: None

The number of shares outstanding of the Registrant’s Common Stock, $.001 par value (the “Common Stock”) as of March 31, 2019 was 441,480,473.

THEGLOBE.COM, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

THEGLOBE.COM, INC.

CONDENSED BALANCE SHEETS

	MARCH 31, 2019	DECEMBER 31,
	(Unaudited)	2018
ASSETS
Current Assets:
Cash	$30,383	$5,895

Total current assets	$30,383	$5,895
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses and other current liabilities	$37,043	$21,050
Accounts payable	21,864	7,482
Accrued interest due to related party	15,809	9,068
Notes payable due to related party	350,000	300,362
Total current liabilities	424,716	337,962

Stockholders’ Deficit:
Common stock, $0.001 par value, 500,000 000 shares authorized, 441,480,473 issued and outstanding at September 30, 2018 and December 31, 2017	441,480	441,480
Additional paid-in capital	296,594,042	296,594,042
Accumulated deficit	(297,429,855)	(297,367,589)
Total stockholders’ deficit	(394,333)	(332,067)
Total liabilities and stockholders’ deficit	$30,383	$5,895

See notes to unaudited condensed financial statements.

THEGLOBE.COM, INC.

CONDENSED STATEMENTS OF operations

	Three Months Ended March 31,
	2019	2018
	(UNAUDITED)
Net Revenue	$—	$—

Operating Expenses:
General and administrative	55,525	92,600
Operating Loss from Continuing Operations	(55,525)	(92,600)
Other Expense:
Related party interest expense	6,741	277

Loss from Operations
Before Income Tax	(62,266)	(92,877)
Income Tax Provision	—	—
Loss from Operations	(62,266)	(92,877)

Net Loss	$(62,266)	$(92,877)
Loss Per Share -
Basic and Diluted:
Continuing Operations	$—	$—

Weighted Average Common Shares Outstanding	$441,480,473	$441,480,473

See notes to unaudited condensed financial statements

THEGLOBE.COM, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Three Month Period Ended March 31, 2019

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount

Balance, January 1, 2019	441,480,473	441,480	296,594,042	(297,367,589)	(332,067)

Quarter Ended March 31, 2019
Net Loss	—	—	—	(62,266)	(62,266)
Balance, March 31, 2019	441,480,473	$441,480	$296,594,042	$(297,429,855)	$(394,333)

Three Month Period Ended March 31, 2018

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount

Balance, January 1, 2018	441,480,473	441,480	296,594,042	(297,061,082)	(25,560)

Quarter Ended March 31, 2018
Net Loss	—	—	—	(92,877)	(92,877)
Balance, March 31, 2018	441,480,473	$441,480	$296,594,042	$(297,153,959)	$(118,437)

See notes to unaudited condensed financial statements

THEGLOBE.COM, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2019	2018
	(UNAUDITED)	(UNAUDITED)
Cash Flows from Operating Activities
Net Loss	$(62,266)	$(92,877)

Adjustments to reconcile net loss from continuing operations to net cash flows used in operating activities
Changes in operating assets and liabilities

Accounts payable	14,382	—
Accrued expenses and other current liabilities	15,993	39,469
Accrued interest due to related party	6,741	277

Net cash flows used in operating activities	(25,150)	(53,131)

Cash Flows from Financing Activities
Borrowings on notes payable	49,638	54,959
Net cash flows provided by financing activities	49,638	54,959

Net Increase/(Decrease) in Cash	24,488	1,828
Cash at beginning of period	5,895	440
Cash at end of period	$30,383	$2,268

See notes to unaudited condensed financial statements.

THEGLOBE.COM, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1)	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On December 20, 2017, Delfin Midstream LLC (“Delfin”) entered into a Common Stock Purchase Agreement with certain of our stockholders for the purchase of a total of 312,825,952 shares of our Common Stock, par value $0.001 per share (“Common Stock”), representing approximately 70.9% of our Common Stock (the “Purchase Agreement”). On December 31, 2017 (the “Closing Date”), Mr. Egan, Edward A. Cespedes and Robin S. Lebowitz resigned from their respective positions as officers and directors of the Company. William “Rusty” Nichols was appointed the sole member of our Board and our sole executive officer. Effective June 29, 2018, our Board of Directors (the Board) appointed Mr. Frederick Jones as President, Chief Executive Officer, Chief Financial Officer, and Director of the Company, and Mr. Nichols resigned from his positions of President, Chief Executive Officer, Chief Financial Officer, Director, and any other directorships, offices or other positions with the Company.

As a shell company, our operating expenses have consisted primarily of, and we expect them to continue to consist primarily of, customary public company expenses, including personnel, accounting, financial reporting, legal, audit and other related public company costs.

As of March 31, 2019, as reflected in our accompanying condensed balance sheet, our current liabilities exceed our total assets. Additionally, we received a report from our independent registered public accountants, relating to our December 31, 2018 audited financial statements, containing an explanatory paragraph regarding our ability to continue as a going concern. We prefer to avoid filing for protection under the U.S. Bankruptcy Code. However, unless we are successful in raising additional funds through the offering of debt or equity securities, we may not be able to continue to operate as a going concern beyond the next twelve months. Notwithstanding the above, we currently intend to continue operating as a public company and making all the requisite filings under the Exchange Act.

UNAUDITED INTERIM CONDENSED FINANCIAL INFORMATION

The unaudited interim condensed financial statements of the Company at March 31, 2019 and for the three months ended March 31, 2019 and 2018 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed financial statements.

In the opinion of management, the accompanying unaudited interim condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2019 and the results of its operations and its cash flows for the three months ended March 31, 2019 and 2018. The results of operations and cash flows for such periods are not necessarily indicative of results expected for the full year or for any future period.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions relate primarily to estimates of accounts payable and accrued expenses.

NET INCOME PER SHARE

The Company reports basic and diluted net income per common share in accordance with FASB ASC Topic 260, “Earnings Per Share.” Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive. There were no potentially dilutive securities and common stock equivalents for the period ended March 31, 2019.

RECENT ACCOUNTING PRONOUNCEMENTS

Management has determined that all recently issued accounting pronouncements will not have a material impact on the Company’s financial statements or do not apply to the Company’s operations.

(2)	LIQUIDITY AND GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. However, for the reasons described below, Company management does not believe that cash on hand and cash flows generated internally by the Company will be adequate to fund its limited overhead and other cash requirements over the next twelve months. These reasons raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Delfin, the Company’s majority shareholder, has continued to fund the Company through loans to the Company (see Note 3). At March 31, 2019, the Company had a net working capital deficit of approximately $394,000. Such working capital deficit included accrued expenses of approximately $37,000, accounts payable of approximately $22,000 and approximately $366,000 in principal and accrued interest owed under the Promissory Note with Delfin.

MANAGEMENT’S PLANS

Management anticipates continued funding from Delfin over the next twelve months as it determines the direction of the Company.

(3)	DEBT

In March 2018, the Company executed a Promissory Note with Delfin, which was amended and restated in May 2018 to $150,000 and then again on November 2, 2018 to increase the principal amount to up to $350,000 to pay certain accrued expenses, accounts payable and to allow the Company to have working capital. Interest accrues on the unpaid principal balance at a rate of eight (8%) per annum, and is payable on the maturity date, calculated on a 365/366-day year, as applicable. The Promissory Note is due upon demand. It may be prepaid in whole or in part at any time prior to the maturity date. The Company expects continued funding from Delfin.

(4)	STOCK OPTION PLANS

As of March 31, 2019, all of the Company’s stock option plans have been terminated and there are no shares available for grant under these plans. Remaining stock options outstanding and exercisable expired in August 2016.

There were no stock option grants or exercises during each of the three months ended March 31, 2019 and 2018.

(5)	RELATED PARTY TRANSACTIONS

In March 2018, the Company executed a Promissory Note with Delfin, which was amended and restated in May 2018 to $150,000 and then again on November 2, 2018 to increase the principal amount to up to $350,000 to pay certain accrued expenses, accounts payable, and to allow the Company to have some working capital. The Company expects continued funding from Delfin. Related party interest expense associated with such debt totaling $6,741 and $277 has been recognized in our condensed statement of operations for the three months ended March 31, 2019 and 2018, respectively. See Note 3, “Debt,” for a more complete discussion of related party debt.

(6)	SUBSEQUENT EVENTS

The Company’s management evaluated subsequent events through the time of the filing of this report on Form 10-Q. The Company’s management is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on its financial statements.

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

These forward-looking statements reflect our current view about future events and are subject to risks, uncertainties and assumptions. Unless required by law, we do not intend to update any of the forward-looking statements after the date of this Form 10-Q or to conform these statements to actual results. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. A description of risks that could cause our results to vary appears under the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward- looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	our ability to raise additional and sufficient capital;
•	our ability to continue to receive funding from related parties; and
•	our ability to successfully estimate the impact of certain accounting and tax matters.

The following discussion should be read together in conjunction with the accompanying unaudited condensed financial statements and related notes thereto and the audited financial statements and notes to those statements contained in the Annual Report on Form 10-K for the year ended December 31, 2018.

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

As of March 31, 2019, as reflected in our accompanying balance sheet, our current liabilities exceed our total assets.

BASIS OF PRESENTATION OF CONDENSED FINANCIAL STATEMENTS; GOING CONCERN

We received a report from our independent registered public accountants, relating to our December 31, 2018 audited financial statements, containing an explanatory paragraph regarding our ability to continue as a going concern. As a shell company, our management believes that we will not be able to generate operating cash flows sufficient to fund our operations and pay our existing current liabilities. Based upon our current limited cash resources and without the infusion of additional capital and/or the continued forbearance of our creditors, our management does not believe we can operate as a going concern beyond the next twelve months. See “Future and Critical Need for Capital” section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further details.

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, our condensed financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2019 COMPARED TO THE
THREE MONTHS ENDED MARCH 31, 2018

NET REVENUE. Commensurate with the sale of our Tralliance business on September 29, 2008, we became a shell company, and we have not had any material operations since then. As a result, net revenue for both the three months ended March 31, 2019 and 2018 was $0.

GENERAL AND ADMINISTRATIVE. General and administrative expenses include only customary public company expenses, including accounting, legal, audit, insurance and other related public company costs. General and administrative expenses totaled approximately $56,000 in the first quarter of 2019 as compared to approximately $93,000 for the same quarter of the prior year. This decrease was primarily due to decreased legal expenses.

RELATED PARTY INTEREST EXPENSE. Related party interest expense for the three months ended March 31, 2019 totaled $6,741 compared to $277 for the three months ended March 31, 2018. This increase consisted of interest due and payable to Delfin.

NET LOSS. Net loss for the three months ended March 31, 2019 was approximately $62,000 as compared to a net loss of approximately $93,000 for the three months ended March 31, 2018. This decrease was primarily due to decreased legal expenses.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ITEMS

As of March 31, 2019, we had $30,383 in cash as compared to $5,895 as of December 31, 2018. Net cash flows used in operating activities of continuing operations totaled approximately $25,000 for the three months ended March 31, 2019 compared to net cash flows used in operating activities of continuing operations of approximately $53,000 for the three months ended March 31, 2018.

Net cash flows provided by financing activities totaled approximately $50,000 for the three months ended March 31, 2019 compared to approximately $55,000 for the three months ended March 31, 2018.

FUTURE AND CRITICAL NEED FOR CAPITAL

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern. However, for the reasons described below, our management does not believe that cash on hand and cash flow generated internally by us will be adequate to fund our limited overhead and other cash requirements beyond the next twelve months. These reasons raise significant doubt about our ability to continue as a going concern.

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

At March 31, 2019, we had a net working capital deficit of approximately $394,000. This deficit included accrued expenses of approximately $37,000, accounts payable of approximately $22,000 and approximately $366,000 in principal and accrued interest owed under the Promissory Note with Delfin, the Company’s majority shareholder.

EFFECTS OF INFLATION

Management believes that inflation has not had a significant effect on our results of operations during 2019 and 2018.

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

Our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, as of March 31, 2019, our disclosure controls and procedures were effective in alerting him in a timely manner to material information regarding us that is required to be included in our periodic reports to the SEC.

Our Chief Executive Officer and Chief Financial Officer has evaluated any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, and has determined there to be no reportable changes.

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

Dated: May 15, 2019	theglobe.com, inc.

By:	/s/ Frederick Jones
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

