Form 10-Q
period 2019-06-30
THEGLOBE COM INC
filed 2019-08-13
CIK 1066684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019 OR

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

c/o Toombs Hall and Foster

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES

(214) 369-5695

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.001 per share	tglo	None

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Securities registered pursuant to Section 12(b) of the Act: None

The number of shares outstanding of the Registrant’s Common Stock, $.001 par value (the “Common Stock”) as of July 5, 2019 was 441,480,473.

THEGLOBE.COM, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.       CONDENSED FINANCIAL STATEMENTS

THEGLOBE.COM, INC.

CONDENSED BALANCE SHEETS

	JUNE 30, 2019	DECEMBER 31,
	(Unaudited)	2018
ASSETS
Current Assets:
Cash	$69,520	$5,895

Total current assets	$69,520	$5,895

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses and other current liabilities	$22,908	$21,050
Accounts payable	1,715	7,482
Accrued interest due to related party	23,495	9,068
Notes payable due to related party	465,000	300,362
Total current liabilities	513,118	337,962

Stockholders’ Deficit:
Common stock, $0.001 par value, 500,000,000 shares authorized, 441,480,473 issued and outstanding at June 30, 2019 and December 31, 2018	441,480	441,480
Additional paid-in capital	296,594,042	296,594,042
Accumulated deficit	(297,479,120)	(297,367,589)
Total stockholders’ deficit	(443,598)	(332,067)
Total liabilities and stockholders’ deficit	$69,520	$5,895

See notes to unaudited condensed financial statements.

THEGLOBE.COM, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(UNAUDITED)		(UNAUDITED)
Net Revenue	$—	$—	$—	$—

Operating Expenses:
General and administrative	41,578	41,444	97,103	134,044
Operating Loss	(41,578)	(41,444)	(97,103)	(134,044)

Other Expense:
Related party interest expense	7,687	1,359	14,428	1,636

Loss from Operations Before Income Tax	(49,265)	(42,803)	(111,531)	(135,680)

Income Tax Provision	—	—	—	—
Loss from Operations	(49,265)	(42,803)	(111,531)	(135,680)

Net Loss	$(49,265)	$(42,803)	$(111,531)	$(135,680)

Loss Per Share:
Basic and Diluted:
Operations	$—	$—	$—	$—
Weighted Average Common Shares Outstanding	$441,480,473	$441,480,473	$441,480,473	$441,480,473

See notes to unaudited condensed financial statements.

THEGLOBE.COM, INC.

UNAUDITED CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Six Month Period Ended June 30, 2019

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance, January 1, 2019	441,480,473	441,480	296,594,042	(297,367,589)	(332,067)

Net Loss	—	—	—	(111,531)	(111,531)
Balance, June 30, 2019	441,480,473	$441,480	$296,594,042	$(297,479,120)	$(443,598)

Six Month Period Ended June 30, 2018

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance, January 1, 2018	441,480,473	441,480	296,594,042	(297,061,082)	(25,560)

Net Loss	—	—	—	(135,680)	(135,680)
Balance, June 30, 2018	441,480,473	$441,480	$296,594,042	$(297,196,762)	$(161,240)

Three Month Period Ended June 30, 2019

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance, March 31, 2019	441,480,473	441,480	296,594,042	(297,429,855)	(394,333)

Net Loss	—	—	—	(49,265)	(49,265)
Balance, June 30, 2019	441,480,473	$441,480	$296,594,042	$(297,479,120)	$(443,598)

Three Month Period Ended June 30, 2018

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance, March 31, 2018	441,480,473	441,480	296,594,042	(297,153,959)	(118,437)

Net Loss	—	—	—	(42,803)	(42,803)
Balance, June 30, 2018	441,480,473	$441,480	$296,594,042	$(297,196,762)	$(161,240)

See notes to unaudited condensed financial statements

THEGLOBE.COM, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2019	2018
	(UNAUDITED)	(UNAUDITED)
Cash Flows from Operating Activities
Net Loss	$(111,531)	$(135,680)

Adjustments to reconcile net loss from continuing operations to net cash flows used in operating activities
Changes in operating assets and liabilities

Accounts payable	(5,767)	64,406
Accrued expenses and other current liabilities	1,858	945
Accrued interest due to related party	14,427	1,636

Net cash flows used in operating activities	(101,013)	(68,693)

Cash Flows from Financing Activities
Borrowings on notes payable	164,638	69,959
Net cash flows provided by financing activities	164,638	69,959

Net Increase in Cash	63,625	1,266
Cash at beginning of period	5,895	440
Cash at end of period	$69,520	$1,706

See notes to unaudited condensed financial statements.

THEGLOBE.COM, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1)	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

As of June 30, 2019, as reflected in our accompanying balance sheet, our current liabilities exceed our total assets. Additionally, we received a report from our independent registered public accountants, relating to our December 31, 2018 audited financial statements, containing an explanatory paragraph regarding our ability to continue as a going concern. We prefer to avoid filing for protection under the U.S. Bankruptcy Code. However, unless we are successful in raising additional funds through the offering of debt or equity securities, we may not be able to continue to operate as a going concern beyond the next twelve months. Notwithstanding the above, we currently intend to continue operating as a public company and making all the requisite filings under the Exchange Act.

UNAUDITED INTERIM CONDENSED FINANCIAL INFORMATION

The unaudited interim condensed financial statements of the Company at June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed financial statements.

In the opinion of management, the accompanying unaudited interim condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2019 and the results of its operations and its cash flows for the three and six months ended June 30, 2019 and 2018. The results of operations and cash flows for such periods are not necessarily indicative of results expected for the full year or for any future period.

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

NET INCOME PER SHARE

The Company reports basic and diluted net income per common share in accordance with FASB ASC Topic 260, “Earnings Per Share.” Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive. There were no potentially dilutive securities and common stock equivalents for the period ended June 30, 2019.

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

Delfin, the Company’s majority shareholder, has continued to fund the Company through loans to the Company (see Note 3). At June 30, 2019, the Company had a net working capital deficit of approximately $444,000. Such working capital deficit included accrued expenses of approximately $23,000, accounts payable of approximately $2,000 and approximately $488,000 in principal and accrued interest owed under the Promissory Note with Delfin.

MANAGEMENT’S PLANS

Management anticipates continued funding from Delfin over the next twelve months as it determines the direction of the Company.

(3)	DEBT

In March 2018, the Company executed a Promissory Note with Delfin, which was amended and restated in May 2018 to $150,000, November 2018 to $350,000 and then again on June 3, 2019 to increase the principal amount to up to $465,000 to pay certain accrued expenses, accounts payable and to allow the Company to have working capital. Interest accrues on the unpaid principal balance at a rate of eight (8%) per annum, and is payable on the maturity date, calculated on a 365/366-day year, as applicable. The Promissory Note is due upon demand. It may be prepaid in whole or in part at any time prior to the maturity date. The Company expects continued funding from Delfin.

(4)	STOCK OPTION PLANS

As of June 30, 2019, all of the Company’s stock option plans have been terminated and there are no shares available for grant under these plans. Remaining stock options outstanding and exercisable expired in August 2016.

There were no stock option grants or exercises during each of the six months ended June 30, 2019 and 2018.

(5)	RELATED PARTY TRANSACTIONS

In March 2018, the Company executed a Promissory Note with Delfin, which was amended and restated in May 2018 to $150,000, November 2018 to $350,000 and then again on June 3, 2019 to increase the principal amount to up to $465,000 to pay certain accrued expenses, accounts payable, and to allow the Company to have some working capital. The Company expects continued funding from Delfin. Related party interest expense associated with such debt totaling $14,428 and $1,636 has been recognized in our condensed statement of operations for the six months ended June 30, 2019 and 2018, respectively. See Note 3, “Debt,” for a more complete discussion of related party debt.

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

As of June 30, 2019, as reflected in our accompanying balance sheet, our current liabilities exceed our total assets.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2019 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2018

NET REVENUE. Commensurate with the sale of our Tralliance business on September 29, 2008, we became a shell company, and we have not had any material operations since then. As a result, net revenue for both the three months ended June 30, 2019 and 2018 was $0.

GENERAL AND ADMINISTRATIVE. General and administrative expenses include only customary public company expenses, including accounting, legal, audit, insurance and other related public company costs. General and administrative expenses totaled approximately $42,000 in the second quarter of 2019 as compared to approximately $41,000 for the same quarter of the prior year.

RELATED PARTY INTEREST EXPENSE. Related party interest expense for the three months ended June 30, 2019 totaled $7,687 compared to $1,359 for the three months ended June 30, 2018. This increase consisted of interest due and payable to Delfin as the loan amount has increased.

NET LOSS. Net loss for the three months ended June 30, 2019 was approximately $49,000 as compared to a net loss of approximately $43,000 for the three months ended June 30, 2018.

SIX MONTHS ENDED JUNE 30, 2019 COMPARED TO THE SIX

MONTHS ENDED JUNE 30, 2018

NET REVENUE. Commensurate with the sale of our Tralliance business on September 29, 2008, we became a shell company, and we have not had any material operations since then. As a result, net revenue for both the six months ended June 30, 2019 and 2018 was $0.

GENERAL AND ADMINISTRATIVE. General and administrative expenses include only customary public company expenses, including accounting, legal, audit, insurance and other related public company costs. General and administrative expenses totaled approximately $97,000 for the first six months of 2019 as compared to approximately $134,000 for the same period of the prior year. This decrease was primarily due to decreased legal expenses.

RELATED PARTY INTEREST EXPENSE. Related party interest expense for the six months ended June 30, 2019 totaled $14,428 compared to $1,636 for the six months ended June 30, 2018. This increase consisted of interest due and payable to Delfin as the loan amount has increased.

NET LOSS. Net loss for the six months ended June 30, 2019 was approximately $112,000 as compared to a net loss of approximately $136,000 for the six months ended June 30, 2018. This decrease was primarily due to decreased legal expenses.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ITEMS

As of June 30, 2019, we had $69,520 in cash as compared to $5,895 as of December 31, 2018. Net cash flows used in operating activities of continuing operations totaled approximately $101,000 for the six months ended June 30, 2019 compared to net cash flows used in operating activities of continuing operations of approximately $69,000 for the six months ended June 30, 2018.

Net cash flows provided by financing activities totaled approximately $165,000 for the six months ended June 30, 2019 compared to approximately $70,000 for the six months ended June 30, 2018.

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

In March 2018, the Company executed a Promissory Note with Delfin, which was amended and restated in May 2018 to $150,000, in November 2018 to $350,000 and then again on June 3, 2019 to increase the principal amount to up to $465,000 to pay certain accrued expenses, accounts payable, and to allow the Company to have working capital. Interest accrues on the unpaid principal balance at a rate of eight (8%) per annum, and is payable on the maturity date, calculated on a 365/366 day year, as applicable. The Promissory Note is due upon demand. It may be prepaid in whole or in any part at any time prior to the maturity date. Management anticipates continued funding from Delfin as it determines the direction of the Company.

At June 30, 2019, we had a net working capital deficit of approximately $444,000. This deficit included accrued expenses of approximately $23,000, accounts payable of approximately $2,000 and approximately $488,000 in principal and accrued interest owed under the Promissory Note with Delfin, the Company’s majority shareholder.

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

Our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, as of June 30, 2019, our disclosure controls and procedures were effective in alerting him in a timely manner to material information regarding us that is required to be included in our periodic reports to the SEC.

Our Chief Executive Officer and Chief Financial Officer has evaluated any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, and has determined there to be no reportable changes.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sales of Equity Securities.

None.

(b)	Use of Proceeds From Sales of Registered Securities.

Not applicable.

(c)	Repurchases.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.26	Amended and Restated Promissory Note, June 3, 2019.

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and Rule 15d-14(b).

101.1NS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2019	theglobe.com, inc.

	By:	/s/ Frederick Jones
Frederick Jones
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Duly Authorized Officer)

EXHIBIT INDEX

10.26	Amended and Restated Promissory Note, June 3, 2019.

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and Rule 15d-14(b).

101.1NS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document