Form 10-K
period 2019-12-31
THEGLOBE COM INC
filed 2020-03-27
CIK 1066684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Securities registered pursuant to Section 12(g) of the Act: None

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

☒ Yes ☐ No

Aggregate market value of the voting Common Stock held by non-affiliates of the Registrant as of the close of business as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2019: $5,146,181.*

*Includes voting stock held by third parties, which may be deemed to be beneficially owned by affiliates, but for which such affiliates have disclaimed beneficial ownership.

The number of shares outstanding of the Registrant’s Common Stock, $.001 par value (the “Common Stock”), as of March 23, 2020 was 441,480,473.

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

1

As discussed below, on December 20, 2017, Delfin Midstream LLC (“Delfin”) entered into a Common Stock Purchase Agreement with certain of our stockholders for the purchase of a total of 312,825,952 shares of our common stock, par value $0.001 per share (“Common Stock”), representing approximately 70.9% of our Common Stock. On December 31, 2017 (the “Closing Date”), the former officers and directors, including Mr. Egan, resigned from their respective positions with the Company. William “Rusty” Nichols was appointed the sole member of our Board of Directors (the “Board”) and our sole executive officer. In 2018, our Board appointed Mr. Frederick Jones as President, Chief Executive Officer, Chief Financial Officer, and Director of the Company, and Mr. Nichols resigned from his positions of President, Chief Executive Officer, Chief Financial Officer, Director, and any other directorships, offices or other positions with the Company.

As a shell company, our operating expenses have consisted primarily of, and we expect them to continue to consist primarily of, customary public company expenses, including personnel, accounting, financial reporting, legal, audit and other related public company costs.

As of December 31, 2019, as reflected in our accompanying Balance Sheet, our current liabilities exceed our total assets. We prefer to avoid filing for protection under the U.S. Bankruptcy Code. However, unless we are successful in raising additional funds through the offering of debt or equity securities, we may not be able to continue to operate as a going concern for any significant length of time in the future. Notwithstanding the above, we currently intend to continue operating as a public company and make all the requisite filings under the Exchange Act.

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

In connection with the transactions contemplated by the Purchase Agreement, effective as of the Closing Date, the then sitting members of our Board, including Mr. Egan, resigned from the Board and their respective officer positions with the Company, and Mr. Nichols was appointed as Chairman of the Board and President, Chief Executive Officer and Chief Financial Officer of the Company. In 2018, our Board appointed Mr. Frederick Jones as President, Chief Executive Officer, Chief Financial Officer, and Director of the Company, and Mr. Nichols resigned from his positions of President, Chief Executive Officer, Chief Financial Officer, Director, and any other directorships, offices or other positions with the Company.

EMPLOYEES

As of March 1, 2020, we had no employees. Our executive officer currently devotes very limited time to our business and receives no compensation from us. Our executive officer is an officer, director and/or stockholder of other companies which may have ongoing business relationships with the Company. See the section in this annual report entitled “Item 1A. Risk Factors—Our management may have other interests that may conflict with the interests of our stockholders.”

2

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

At December 31, 2019, we had a net working capital deficit of approximately $543,000. This deficit included accrued expenses of approximately $24,000, accounts payable of approximately $9,000 and approximately $597,000 in principal and accrued interest owed under the Promissory Note with Delfin, the Company’s majority stockholder.

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

Through December 2019, we borrowed a total of $554,100 under an amended and restated promissory note from Delfin.

Our management may have other interests that may conflict with the interests of our stockholders.

Mr. Jones became our Chief Executive Officer in 2018. Mr. Jones currently serves as the Chief Executive Officer of Fairwood, which is a material stockholder of Delfin, our controlling stockholder. Mr. Jones is a material stockholder of Delfin and also maintains directorships, investments and participations with and in other companies and entities, including those that may be involved in the gas and/or energy business. Although there are currently no relationships between the Company and these entities, Mr. Jones, due to his relationship with such entities, will have an inherent conflict of interest in making any decision related to transactions between the related entities and the Company. Furthermore, since Mr. Jones is also the sole member of our Board, our Board presently is not “independent.” In the event that we have independent directors in the future, we intend to review related party transactions on a case-by-case basis.

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

We have no meaningful revenues and are dependent on our cash on hand to fund the costs associated with the reporting obligations under the Exchange Act, and other administrative costs associated with our corporate existence. For the years ended December 31, 2019 and 2018, we incurred net losses of $211,374 and $306,507, respectively. General and administrative expenses include customary public company expenses, including outside legal and audit fees, insurance and other related public company costs. We do not expect to generate any revenues unless and until we commence business operations. In the past, we relied on funding from affiliated creditors and we may need additional funding beyond those sources to continue as a going concern. In the event that our available funds prove to be insufficient, we will be required to seek additional financing. Our failure to secure additional financing could have a material adverse effect on our ability to pay the legal and audit fees and other administrative costs in order to continue to fulfill our reporting obligations. We do not have any arrangements with any bank or financial institution to secure additional financing and such financing may not be available on terms acceptable and in our best interests, if at all.

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

Part II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Market Information

The shares of our Common Stock are quoted for trading on the over-the-counter market on what is commonly referred to as the electronic bulletin board, under the symbol “TGLO”. The following table sets forth the range of high and low bid prices of our Common Stock for the periods indicated as reported by the over-the-counter market (the electronic bulletin board). The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions (prices are rounded to the nearest cent):

	2019		2018
	High	Low	High	Low
Fourth Quarter	$0.04	$0.02	$0.08	$0.04
Third Quarter	$0.06	$0.02	$0.15	$0.06
Second Quarter	$0.08	$0.01	$0.20	$0.07
First Quarter	$0.07	$0.02	$0.26	$0.03

Holders of Common Stock

We had approximately 500 holders of record of Common Stock as of March 23, 2020. This does not reflect persons or entities that hold Common Stock in nominee or “street” name through various brokerage firms.

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

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On December 20, 2017, our former Chief Executive Officer and majority stockholder, Mr. Egan entered into the Purchase Agreement with Delfin for the purchase by Delfin of shares owned by Mr. Egan representing approximately 70.9% of our Common Stock. On the Closing Date, the former officers and directors, including Mr. Egan, resigned from their respective positions with the Company. Mr. Nichols was appointed the sole member of our Board and our sole executive officer. In 2018, our Board appointed Mr. Frederick Jones as President, Chief Executive Officer, Chief Financial Officer, and Director of the Company, and Mr. Nichols resigned from his positions of President, Chief Executive Officer, Chief Financial Officer, Director, and any other directorships, offices or other positions with the Company.

We currently have no material operations or assets.

Basis of Presentation of Financial Statements; Going Concern

We received a report from our independent registered public accountants, relating to our December 31, 2019 audited financial statements, containing an explanatory paragraph regarding our ability to continue as a going concern. As a shell company, our management believes that we will not be able to generate operating cash flows sufficient to fund our operations and pay our existing current liabilities in the foreseeable future. Based upon our current limited cash resources and without the infusion of additional capital and/or the continued forbearance of our creditors, our management does not believe we can operate as a going concern beyond the next twelve months. See “Future and Critical Need for Capital” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details.

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

All Note references relate to accompanying Notes to Financial Statements.

Results of Operations

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Net Revenue

Commensurate with the sale of our Tralliance business on September 29, 2008, we became a shell company, and have not had any material operations since then. As a result, net revenue was $0 for both of the years ended December 31, 2019 and 2018.

General and Administrative

General and administrative expenses include only those customary public company expenses, including outside legal and audit fees, insurance and other related public company costs. General and administrative expenses totaled approximately $178,000 for the year ended December 31, 2019 and $237,000 for the year ended December 31, 2018. The decrease was due to a decrease in legal fees related to additional filings and securities work in 2018.

Related Party Transactions

Related party transaction expense was $0 for the year ended December 31, 2019 and $60,000 for the year ended 2018 and consisted of payment to a former officer in 2018.

Related Party Interest Expense

Related party interest expense for the years ended December 31, 2019 and 2018 was approximately $34,000 and $9,000, respectively, and consisted of interest due and payable to Delfin under the Bridge Note. The increase is due to an increase in the amount of money borrowed from Delfin.

Net Loss

Net loss for the year ended December 31, 2019 was approximately $211,000 as compared to a net loss of approximately $307,000 for the year ended December 31, 2018.

Liquidity and Capital Resources

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

In March 2018, the Company executed a Promissory Note with Delfin, which was amended and restated in May 2018 to $150,000, in November 2018 to $350,000, in June 2019 to $465,000 and then again in November 2019 to increase the principal amount to up to $554,100 to pay certain accrued expenses, accounts payable and to allow the Company to have working capital. Interest accrues on the unpaid principal balance at a rate of 8% per annum, calculated on a 365/66 day year, as applicable. The Promissory Note is due upon demand. It may be prepaid in whole or in any part at any time prior to demand. Management anticipates continued funding from Delfin over the next twelve months as it determines the direction of the Company.

At December 31, 2019, we had a net working capital deficit of approximately $543,000. This deficit included accrued expenses of approximately $24,000, accounts payable of approximately $9,000 and approximately $597,000 in principal and accrued interest owed under the Promissory Note with Delfin, the Company’s majority stockholder.

Cash Flow Items

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

As of December 31, 2019, we had $86,961 in cash as compared to $5,895 as of December 31, 2018. Net cash flows used in operating activities totaled approximately $173,000 for the year ended December 31, 2019 compared to cash flows used in operating activities of approximately $295,000 for the year ended December 31, 2018.

Net cash flows provided by financing activities totaled approximately $254,000 for the year ended December 31, 2019 compared to $300,000 for the year ended December 31, 2018.

Contractual Obligations

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we have elected scaled disclosure reporting and therefore are not required to provide the table required by (a)(5) of this Item.

Off-Balance Sheet Arrangements

As of December 31, 2019, we did not have any material off-balance sheet arrangements that have or are reasonably likely to have a material effect on our current or future financial condition, revenues or expenses, results of operations, liquidity, or capital resources.

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

FINANCIAL STATEMENTS

THEGLOBE.COM, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
theglobe.com, inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of theglobe.com, inc. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Ft. Lauderdale, Florida
March 27, 2020

THEGLOBE.COM, INC.

BALANCE SHEETS

	December 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash	$86,961	$5,895
Total current assets	$86,961	$5,895

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$9,078	$7,482
Accrued expenses and other current liabilities	24,000	21,050
Accrued interest due to related party	43,224	9,068
Notes payable due to related party	554,100	300,362
Total current liabilities	630,402	337,962

Stockholders’ Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 441,480,473 shares issued at December 31, 2019 and December 31, 2018	441,480	441,480
Preferred stock, $0.001 par value; 3,000,000 shares authorized; 0 shares issued at December 31, 2019 and 2018	—	—
Additional paid in capital	296,594,042	296,594,042
Accumulated deficit	(297,578,963)	(297,367,589)
Total stockholders’ deficit	(543,441)	(332,067)
Total liabilities and stockholders’ deficit	$86,961	$5,895

See notes to financial statements.

THEGLOBE.COM, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018
Net Revenue	$—	$—

Operating Expenses:
General and administrative	177,552	237,439
Related party transactions	—	60,000
Total Operating Expenses	177,552	297,439

Operating Loss	(177,552)	(297,439)

Other Income (Expense), net:
Miscellaneous Income	335	—
Related party interest expense	(34,157)	(9,068)

Loss from Operations Before Income Taxes	(211,374)	(306,507)

Income Taxes	—	—
Loss from Operations	(211,374)	(306,507)

Net Loss	$(211,374)	$(306,507)

Loss Per Share:
Basic and Diluted:
Continuing Operations	$—	$—
Weighted Average Common Shares Outstanding	441,480,473	441,480,473

See notes to financial statements.

THEGLOBE.COM, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2017	441,480,473	$441,480	$294,594,042	$(297,061,082)	$(25,560)

Year Ended December 31, 2018
Net Loss	—	—		(306,507)	(306,507)
Balance December 31, 2018	441,480,473	441,480	296,594,042	(297,367,589)	(332,067)

Year Ended December 31, 2019
Net Loss	—	—	—	(211,374)	(211,374)
Balance, December 31, 2019	441,480,473	$441,480	$296,594,042	$(297,578,963)	$(543,441)

See notes to financial statements.

THEGLOBE.COM, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018
Cash Flows from Operating Activities:
Net Loss	$(211,374)	$(306,507)

Adjustments to reconcile loss from continuing operations to net cash flows used in operating activities:

Changes in operating assets and liabilities:
Accounts payable	1,596	7,482
Accrued expenses and other current liabilities	2,950	(4,950)
Accrued interest due to related party	34,156	9,068

Net cash flows used in operating activities	(172,672)	(294,907)

Cash Flows from Financing Activities:
Borrowings on Notes Payable	253,738	300,362
Net cash flows from financing activities	253,738	300,362

Net change in cash	81,066	5,455
Cash at beginning of period	5,895	440
Cash at end of period	$86,961	$5,895

See notes to financial statements.

THEGLOBE.COM, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

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

On December 20, 2017, Delfin Midstream LLC (“Delfin”) entered into a Common Stock Purchase Agreement with certain of our stockholders for the purchase of a total of 312,825,952 shares of our common stock, par value $0.001 per share (“Common Stock”), representing approximately 70.9% of our Common Stock. On December 31, 2017 (the “Closing Date”), our former officers and directors, including Mr. Egan, resigned from their respective positions with the Company. William “Rusty” Nichols was appointed the sole member of our Board and our sole executive officer. In 2018, our Board appointed Mr. Frederick Jones as President, Chief Executive Officer, Chief Financial Officer, and Director of the Company, and Mr. Nichols resigned from his positions of President, Chief Executive Officer, Chief Financial Officer, Director, and any other directorships, offices or other positions with the Company.

As a shell company, our operating expenses have consisted primarily of, and we expect them to continue to consist primarily of, customary public company expenses, including personnel, accounting, financial reporting, legal, audit and other related public company costs.

As of December 31, 2019, as reflected in our accompanying Balance Sheet, our current liabilities exceed our total assets. We prefer to avoid filing for protection under the U.S. Bankruptcy Code. However, unless we are successful in raising additional funds through the offering of debt or equity securities, we may not be able to continue to operate as a going concern for any significant length of time in the future. Notwithstanding the above, we currently intend to continue operating as a public company and making all the requisite filings under the Exchange Act.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB Accounting Standards Codification Topic on Fair Value Measurements and Disclosure (“ASC 820”) requires that the Company disclose estimated fair values of its financial instruments. The carrying amount of certain of the Company’s financial instruments, including cash, accounts payable and accrued expenses, are a reasonable estimate of their fair values at December 31, 2019 and 2018, respectively, due to their short maturities.

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

INCOME TAXES

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that the tax change occurs. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

NET INCOME PER COMMON SHARE

The Company reports basic and diluted net income per common share in accordance with FASB ASC Topic 260, “Earnings Per Share.” Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive. There were no potentially dilutive securities and common stock equivalents for the years ended December 31, 2019 and 2018.

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

At December 31, 2019, the Company had a net working capital deficit of approximately $543,000. This deficit included accrued expenses of approximately $24,000, accounts payable of approximately $9,000 and approximately $597,000 in principal and accrued interest owed under the Promissory Note with Delfin, the Company’s majority stockholder.

MANAGEMENT PLANS

Management anticipates continued funding from Delfin over the next twelve months as it determines the direction of the Company.

(3)	DEBT

In March 2018, the Company executed a Promissory Note with Delfin, which was amended and restated in May 2018 to $150,000, in November 2018 to $350,000, in June 2019 to $465,000 and then again in November 2019 to increase the principal amount to up to $554,100 to pay certain accrued expenses, accounts payable and to allow the Company to have working capital. Interest accrues on the unpaid principal balance at a rate of 8% per annum, calculated on a 365/66 day year, as applicable. The Promissory Note is due upon demand. It may be prepaid in whole or in any part at any time prior to demand. Management anticipates continued funding from Delfin over the next twelve months as it determines the direction of the Company.

(4)	INCOME TAXES

The provision (benefit) for income taxes is summarized as follows:

	Year Ended December 31,
	2019	2018
Continuing operations	$—	$—
	$—	$—

The provision (benefit) for income taxes attributable to continuing operations was as follows:

Year Ended December 31,
	2019	2018
Current:	$—	$—
Federal	—	—
State	$—	$—

Deferred:	$—	$—
Federal	—	—
State	$—	$—

Provision for income taxes	$—	$—

The following is a reconciliation of the federal income tax provision at the federal statutory rate to the Company’s tax provision attributable to continuing operations:

	Year Ended December 31,
	2019	2018
Statutory federal income tax rate	21.00%	21.00%
State income taxes, net of federal benefit	4.74	4.74
Change in valuation allowance	(25.74)	(25.74)

Effective tax rate	0.00%	0.00%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2019 and 2018 are presented below.

	Year Ended December 31,
	2019	2018
Deferred tax assets (liabilities):
Net operating loss carryforwards	$134,000	$79,000
Issuance of warrants	982,000	982,000
Accrued expenses	29,000	29,000
Depreciation and amortization	10,000	10,000
Total gross deferred tax assets	1,155,000	1,100,000
Less: valuation allowance	(1,155,000)	(1,100,000)
Total net deferred tax assets	$—	$—

Because of the Company’s lack of earnings history, the net deferred tax assets have been fully offset by a 100% valuation allowance. The valuation allowance for net deferred tax assets was $1,155,000 and $1,100,000 as of December 31, 2019 and 2018, respectively. The net change in the total valuation allowance was $(55,000) and $(79,000) for the years ended December 31, 2019 and 2018, respectively.

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

At December 31, 2019, the Company had net operating loss carryforwards available for U.S. tax purposes of approximately $518,000, which will carry forward indefinitely.

(5)	RELATED PARTY TRANSACTIONS

In March 2018, the Company executed a Promissory Note with Delfin, which was amended and restated in May 2018 to $150,000, in November 2018 to $350,000, in June 2019 to $465,000 and then again in November 2019 to increase the principal amount to up to $554,100 to pay certain accrued expenses, accounts payable and to allow the Company to have working capital. Interest accrues on the unpaid principal balance at a rate of 8% per annum, calculated on a 365/66 day year, as applicable. The Promissory Note is due upon demand. It may be prepaid in whole or in any part at any time prior to demand. Management anticipates continued funding from Delfin over the next twelve months as it determines the direction of the Company.

In 2018, the Company’s former Chairman and Chief Executive Officer, William R. Nichols, resigned from all positions and Frederick Jones was appointed to his positions. In connection with Mr. Nichols’ resignation, he was granted $60,000 cash as severance.

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

Our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, as of December 31, 2019, our disclosure controls and procedures were effective.

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

Under the supervision of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019. Our management used the updated Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to perform this evaluation. Based upon this evaluation and management’s assessment, management has concluded that internal control over financial reporting was effective as of December 31, 2019. Because we are a smaller public company, we are not required to provide an independent public accountant’s attestation report covering our assessment of internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Our management, which currently consists of Mr. Jones, acting as our Chief Executive Officer and Chief Financial Officer, has evaluated any change in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, and has determined there to be no reportable changes.

Item 9B. OTHER INFORMATION

None.

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and current positions with the Company held by our Directors and Executive Officers.

NAME	AGE	POSITION OR OFFICE WITH THE COMPANY	DIRECTOR SINCE
Frederick Jones	72	President, Chief Executive Officer, Chief Financial Officer and Director	June 29, 2018

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

Frederick Jones, 72, has been involved in international commodity trading, energy infrastructure, real estate, and oil and gas businesses for approximately 46 years. Mr. Jones was one of the early investors in U.S. shale gas. For approximately the past six (6) years, Mr. Jones has served, and continues to serve, as the Chief Executive Officer of Fairwood Peninsula Energy Corporation (“Fairwood”), a midstream liquefied natural gas company. Fairwood is a material stockholder of our controlling stockholder, Delfin Midstream, Inc. (“Delfin”). Mr. Jones was a founder of Fairwood and is currently a material Delfin stockholder. He was also a founding stockholder in Marc Rich + Co A.G., Switzerland, now known as Glencore Plc.

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

Based solely on our review of copies of Forms 3 and 4 and any amendments furnished to us pursuant to Rule 16a-3(e) and any written representations referred to in Item 405(b)(2)(i) of Regulation S-K stating that no Forms 5 were required, we believe that, during the 2019 fiscal year, our officers, directors and all persons owning more than 10% of a registered class of our equity securities have complied with all Section 16(a) applicable filing requirements.

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

Board Meetings

Including unanimous written actions of the Board, the Board met 2 times in 2019.

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

Compensation. Because the Company currently has no material operations and none of its executive officers in 2019 received a salary, we do not believe it is necessary to have a compensation committee at this time. We believe that our Board can adequately perform the functions of a compensation committee. Due to his status as an officer of the Company, our sole director is not “independent” within the meaning of applicable Nasdaq Stock Market listing standards, including any heightened independence requirements specific to compensation committee members.

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

Item 11. EXECUTIVE COMPENSATION

Overview

We do not maintain any executive compensation plans or programs. Mr. Jones, our sole executive officer, did not receive compensation for his services in 2019. In addition, all of our stock option plans have been terminated and there were no unexercised equity awards outstanding as of December 31, 2019 and no Named Executive Officer exercised equity awards during 2019.

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid by us to those persons serving as the principal executive officer at any time for the years ended December 31, 2019 and 2018 (collectively, the “Named Executive Officers”):

Name and Principal Position	Year	Salary	Bonus	Option Awards	All Other	Total
Frederick Jones	2019	$—	$—	$—	$—	$—
President, Chief Executive Officer, and Chief Financial Officer (1)	2018	$—	$—	$—	$—	$—

William R. Nichols (2)	2018	$—	$—	$—	$60,000	$60,000
Former President, Former Chief Executive Officer, and Former Chief Financial Officer (1)

(1)	Effective June 29, 2018, Mr. Jones was appointed to his positions.

(2)	Mr. Nichols served in his positions from December 31, 2017 until June 29, 2018, when he resigned from all positions. In connection with his resignation, Mr. Nichols was granted $60,000 cash as severance.

We do not currently have an employment agreement with our principal executive officer.

COMPENSATION OF DIRECTORS

Directors who are also our employees or officers receive no compensation for serving on our Board. Mr. Jones did not receive a salary, bonus or awards in 2019 for his service on the Board. We reimburse non-employee/non-management directors for all travel and other expenses incurred in connection with attending Board meetings. All of our stock option plans have been terminated and there were no unexercised equity awards outstanding as of December 31, 2019.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of March 1, 2020 (except as otherwise indicated) by (i) each person who owns beneficially more than 5% of our Common Stock, (ii) each of our directors, (iii) each of our “Named Executive Officers” and (iv) all directors and executive officers as a group. A total of 441,480,473 shares of theglobe’s Common Stock were issued and outstanding on March 1, 2020.

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

SHARES BENEFICIALLY OWNED
DIRECTORS AND NAMED EXECUTIVE OFFICERS	NUMBER	PERCENT	TITLE OF CLASS
Frederick Jones	–	–	–

All directors and executive officers as a group (1 person)	–	–	Common

5% STOCKHOLDERS

Delfin Midstream Inc.	312,825,952	70.9%	Common

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2019

All of our stock option plans have been terminated and there were no unexercised equity awards outstanding as of December 31, 2019.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The following is a summary of transactions, since December 31, 2017, to which we have been a party, in which the amount involved exceeded the lesser of $120,000 or 1% of the average of our total assets at December 31, 2018 and December 31, 2019, and in which any of our directors, executive officers, beneficial holders of more than 5% of our capital stock or certain other related persons had or will have a direct or indirect material interest.

Services Agreement

Delfin is our parent company and beneficially owns an aggregate of 312,825,952 shares of our Common Stock, representing approximately 70.9% of our issued and outstanding Common Stock. Fairwood is a material stockholder of Delfin.

Loans

In March 2018, the Company executed a Promissory Note with Delfin, which was amended and restated in May 2018 to $150,000, in November 2018 to $350,000, in June 2019 to $465,000 and then again in November 2019 to increase the principal amount to up to $554,100 to pay certain accrued expenses, accounts payable and to allow the Company to have working capital. Interest accrues on the unpaid principal balance at a rate of 8% per annum, calculated on a 365/66 day year, as applicable. The Promissory Note is due upon demand. It may be prepaid in whole or in any part at any time prior to demand. Management anticipates continued funding from Delfin over the next twelve months as it determines the direction of the Company. For more information, see the section in this annual report entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Future and Critical Need for Capital.”

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees billed by Marcum LLP (“Marcum”), independent public accountants, for professional services rendered for the audit of our annual financial statements during 2019 and 2018 and the reviews of the financial statements included in our Forms 10-Q and 10-K, as appropriate, were $36,823 for year ended December 31, 2019 and $39,861 for year ended December 31, 2018.

Audit-Related Fees. During the last two fiscal years, Marcum did not provide the Company with any services that are reasonably related to the performance of the audit of our financial statements.

Tax Fees. The aggregate fees billed for tax services provided by Marcum in connection with tax compliance, tax consulting and tax planning services for the year ended 2019 was $3,605 and $4,120 for the year ended 2018 in connection with tax return preparation and filing.

All Other Fees. Except as described above, the Company had no other fees for services provided by Marcum during 2019 and 2018.

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

Part IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a).	List of all documents filed as part of this report.

(1)	Financial statements are listed in the index to the financial statements on page 10 of this Report.

(2)	No financial statement schedules are included because they are not applicable or are not required or the information required to be set forth therein is included in the financial statements or notes thereto.

(3)	Exhibit Index

3.1	Form of Fourth Amended and Restated Certificate of Incorporation of the Company. (2)

3.2	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation. (4)

3.3	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on July 29, 2003. (4)

3.6	Form of By-Laws of the Company. (4)

3.8	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on December 1, 2004. (6)

4.1	Description of Registrant’s Securities *

10.1	Form of Indemnification Agreement between the Company and each of its Directors and Executive Officers. (1)

10.2	$554,100 Fourth Amended and Restated Promissory Note dated November 1, 2019 by and between Delfin Midstream LLC and the Company. (7)

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *Filed herewith

EXHIBIT INDEX

NO.	ITEM

1)	Incorporated by reference from our registration statement on Form S-1 filed July 24, 1998 (Registration No. 333-59751).

2)	Incorporated by reference from our Form S-1/A filed September 15, 1998.

3)	Incorporated by reference from our Form 10-K filed March 31, 2003.

4)	Incorporated by reference from our Form SB-2 filed April 16, 2004.

5)	Incorporated by reference from our Form 8-K filed September 7, 2004.

6)	Incorporated by reference from our Form 8-K filed on December 2, 2004.

7)	Incorporated by reference from our Form 10-Q filed on November 12, 2019

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

theglobe.com, inc.

Dated: March 27, 2020	By:	/s/ Frederick Jones
Frederick Jones Chief Executive Officer,Chief Financial Officer, and sole Board member