Form 10-Q
period 2020-03-31
THEGLOBE COM INC
filed 2020-05-15
CIK 1066684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020 OR

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

The number of shares outstanding of the Registrant’s Common Stock, $.001 par value (the “Common Stock”) as of April 29, 2020 was 441,480,473.

THEGLOBE.COM, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS THEGLOBE.COM, INC. CONDENSED BALANCE SHEETS

	MARCH 31, 2020 (Unaudited)	DECEMBER 31, 2019
ASSETS
Current Assets:
Cash	$52,808	$86,961
Total current assets	$52,808	$86,961
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$4,489	$9,078
Accrued expenses and other current liabilities	30,759	24,000
Accrued interest due to related party	54,276	43,224
Notes payable due to related party	554,100	554,100
Total current liabilities	643,624	630,402

Stockholders’ Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 441,480,473 shares issued at March 31, 2020 and December 31, 2019	441,480	441,480
Preferred stock, $0.001 par value; 3,000,000 shares authorized; 0 shares issued at March 31, 2020 and December 31, 2019	—	—
Additional paid in capital	296,594,042	296,594,042
Accumulated deficit	(297,626,338)	(297,578,963)
Total stockholders’ deficit	(590,816)	(543,441)
Total liabilities and stockholders’ deficit	$52,808	$86,961

See notes to unaudited condensed financial statements

THEGLOBE.COM, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2020	2019
	(UNAUDITED)
Net Revenue	$—	$—
Operating Expenses:
General and administrative	36,323	55,525
Operating Loss	(36,323)	(55,525)
Other Expense:
Related party interest expense	11,052	6,741
Loss from Operations
Before Income Tax	(47,375)	(62,266)
Income Tax Provision	—	—
Loss from Operations	(47,375)	(62,266)
Net Loss	$(47,375)	$(62,266)
Loss Per Share -
Basic and Diluted:
Continuing Operations	$—	$—
Weighted Average Common Shares Outstanding	$441,480,473	$441,480,473

See notes to unaudited condensed financial statements

3

THEGLOBE.COM, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Three Month Period Ended March 31, 2020

(UNAUDITED)

	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balance, January 1, 2020	441,480,473	441,480	296,594,042	(297,578,963)	(543,441)

Quarter Ended March 31, 2020
Net Loss	—	—	—	(47,375)	(47,375)
Balance, March 31, 2020	441,480,473	$441,480	$296,594,042	$(297,626,338)	$(590,816)

Three Month Period Ended March 31, 2019

(UNAUDITED)

	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balance, January 1, 2019	441,480,473	441,480	296,594,042	(297,367,589)	(332,067)

Quarter Ended March 31, 2019
Net Loss	—	—	—	(62,266)	(62,266)
Balance, March 31, 2019	441,480,473	$441,480	$296,594,042	$(297,429,855)	$(394,333)

See notes to unaudited condensed financial statements

4

THEGLOBE.COM, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2020	2019
	(UNAUDITED)	(UNAUDITED)
Cash Flows from Operating Activities
Net Loss	$(47,375)	$(62,266)

Adjustments to reconcile net loss to net cash flows used in operating activities
Changes in operating assets and liabilities

Accounts payable	(4,589)	14,382
Accrued expenses and other current liabilities	6,759	15,993
Accrued interest due to related party	11,052	6,741

Net cash flows used in operating activities	(34,153)	(25,150)

Cash Flows from Financing Activities
Borrowings on notes payable	—	49,638
Net cash flows provided by financing activities	—	49,638

Net Increase/(Decrease) in Cash	(34,153)	24,488
Cash at beginning of period	86,961	5,895
Cash at end of period	$52,808	$30,383

See notes to unaudited condensed financial statements.

5

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

As of March 31, 2020, as reflected in our accompanying balance sheet, our current liabilities exceed our total assets. We prefer to avoid filing for protection under the U.S. Bankruptcy Code. However, unless we are successful in raising additional funds through the offering of debt or equity securities, we may not be able to continue to operate as a going concern beyond the next twelve months. Notwithstanding the above, we currently intend to continue operating as a public company and making all the requisite filings under the Exchange Act.

UNAUDITED INTERIM CONDENSED FINANCIAL INFORMATION

The unaudited interim condensed financial statements of the Company at March 31, 2020 and for the three months ended March 31, 2020 and 2019 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed financial statements.

In the opinion of management, the accompanying unaudited interim condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2020 and the results of its operations and its cash flows for the three months ended March 31, 2020 and 2019. The results of operations and cash flows for such periods are not necessarily indicative of results expected for the full year or for any future period.

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

NET INCOME PER SHARE

The Company reports basic and diluted net income per common share in accordance with FASB ASC Topic 260, “Earnings Per Share.” Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive. There were no potentially dilutive securities and common stock equivalents for the period ended March 31, 2020.

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

Delfin, the Company’s majority stockholder, has continued to fund the Company through loans to the Company (see Note 3). At March 31, 2020, the Company had a net working capital deficit of approximately $591,000. Such working capital deficit included accrued expenses of approximately $31,000, accounts payable of approximately $4,000 and approximately $608,000 in principal and accrued interest owed under the Promissory Note with Delfin.

The recent coronavirus (COVID-19) pandemic and its impact on debt and equity markets could also have a material adverse effect on our financial condition and ability to operate as a going concern.

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

(4)	RELATED PARTY TRANSACTIONS

In March 2018, the Company executed a Promissory Note with Delfin, which was amended and restated in May 2018 to $150,000, in November 2018 to $350,000, in June 2019 to $465,000 and then again in November 2019 to increase the principal amount to up to $554,100 to pay certain accrued expenses, accounts payable and to allow the Company to have working capital. The Company expects continued funding from Delfin. Related party interest expense associated with such debt totaling $11,052 and $6,741 has been recognized in our condensed statement of operations for the three months ended March 31, 2020 and 2019, respectively. See Note 3, “Debt,” for a more complete discussion of related party debt.

(5)	SUBSEQUENT EVENTS

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

These forward-looking statements reflect our current view about future events and are subject to risks, uncertainties and assumptions. Unless required by law, we do not intend to update any of the forward-looking statements after the date of this Form 10-Q or to conform these statements to actual results. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. A description of risks that could cause our results to vary appears under the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as updated by those risks included in the Form 10-Q. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward- looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

•	our ability to raise additional and sufficient capital;
•	our ability to continue to receive funding from related parties;
•	the impact of the COVID-19 pandemic on the economy and financial markets; and
•	our ability to successfully estimate the impact of certain accounting and tax matters.

The following discussion should be read together in conjunction with the accompanying unaudited condensed financial statements and related notes thereto and the audited financial statements and notes to those statements contained in the Annual Report on Form 10-K for the year ended December 31, 2019.

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

As of March 31, 2020, as reflected in our accompanying balance sheet, our current liabilities exceed our total assets.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2020 COMPARED TO THE
THREE MONTHS ENDED MARCH 31, 2019

NET REVENUE. Commensurate with the sale of our Tralliance business on September 29, 2008, we became a shell company, and we have not had any material operations since then. As a result, net revenue for both the three months ended March 31, 2020 and 2019 was $0.

GENERAL AND ADMINISTRATIVE. General and administrative expenses include only customary public company expenses, including accounting, legal, audit, insurance and other related public company costs. General and administrative expenses totaled approximately $36,000 in the first quarter of 2020 as compared to approximately $56,000 for the same quarter of the prior year. This decrease was primarily due to decreased legal expenses due to securities filings in 2019.

RELATED PARTY INTEREST EXPENSE. Related party interest expense for the three months ended March 31, 2020 totaled $11,052 compared to $6,741 for the three months ended March 31, 2019. This increase consisted of interest due and payable to Delfin for additional loan amounts.

NET LOSS. Net loss for the three months ended March 31, 2020 was approximately $47,000 as compared to a net loss of approximately $62,000 for the three months ended March 31, 2019. This decrease was primarily due to decreased legal expenses, partially offset by an increase in interest expenses.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ITEMS

As of March 31, 2020, we had $52,808 in cash as compared to $86,961 as of December 31, 2019. Net cash flows used in operating activities totaled approximately $34,000 for the three months ended March 31, 2020 compared to net cash flows used in operating activities of approximately $25,000 for the three months ended March 31, 2019.

Net cash flows provided by financing activities totaled approximately $0 for the three months ended March 31, 2020 compared to approximately $50,000 for the three months ended March 31, 2019.

FUTURE AND CRITICAL NEED FOR CAPITAL

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern. However, for the reasons described below, our management does not believe that cash on hand and cash flow generated internally by us will be adequate to fund our limited overhead and other cash requirements beyond the next twelve months. These reasons raise significant doubt about our ability to continue as a going concern. Additionally, the COVID 19 pandemic could have an adverse effect on our ability to continue operating. Please see Item 1A. RISK FACTORS.

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

At March 31, 2020, we had a net working capital deficit of approximately $591,000. This deficit included accrued expenses of approximately $31,000, accounts payable of approximately $4,000 and approximately $608,000 in principal and accrued interest owed under the Promissory Note with Delfin, the Company’s majority stockholder.

EFFECTS OF INFLATION

Management believes that inflation has not had a significant effect on our results of operations during 2020 and 2019.

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

Our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, as of March 31, 2020, our disclosure controls and procedures were effective in alerting him in a timely manner to material information regarding us that is required to be included in our periodic reports to the SEC.

Our Chief Executive Officer and Chief Financial Officer has evaluated any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, and has determined there to be no reportable changes.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which could materially affect our business, financial position, or future results of operations. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations. The risk factors set forth below update, and should be read together with, the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

The recent coronavirus (COVID-19) pandemic and its impact on debt and equity markets could have a material adverse effect on our financial condition and ability to operate as a going concern.

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout other parts of the world, including the United States. The outbreak of the coronavirus has resulted in a widespread health crisis and has adversely affected the economies and financial markets worldwide, business operations and the conduct of commerce generally. In particular, the global capital markets are experiencing and may continue to experience periods of disruption and instability, which could be prolonged and which could materially and adversely impact the broader financial and credit markets. Such disruption could have a material adverse effect on our ability to raise additional funds through the offering of debt or equity securities, which in turn could impact our ability to operate as a going concern beyond the next twelve months.

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

Dated: May 15, 2020	theglobe.com, inc.

	By:	/s/ Frederick Jones
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