Form 10-Q
period 2020-06-30
THEGLOBE COM INC
filed 2020-08-07
CIK 1066684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

☐ Large accelerated filer	☐Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
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

The number of shares outstanding of the Registrant’s Common Stock, $.001 par value (the “Common Stock”) as of August 3, 2020 was 441,480,473.

THEGLOBE.COM,
INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS THEGLOBE.COM, INC. CONDENSED BALANCE SHEETS

	JUNE 30, 2020 (Unaudited)	DECEMBER 31, 2019
ASSETS
Current Assets:
Cash	$9,961	$86,961
Total current assets	$9,961	$86,961
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$2,000	$9,078
Accrued expenses and other current liabilities	21,369	24,000
Accrued interest due to related party	65,327	43,224
Notes payable due to related party	554,100	554,100
Total current liabilities	642,796	630,402

Stockholders’ Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 441,480,473 shares issued at June 30, 2020 and December 31, 2019	441,480	441,480
Preferred stock, $0.001 par value; 3,000,000 shares authorized; 0 shares issued at June 30, 2020 and December 31, 2019	—	—
Additional paid in capital	296,594,042	296,594,042
Accumulated deficit	(297,668,357)	(297,578,963)
Total stockholders’ deficit	(632,835)	(543,441)
Total liabilities and stockholders’ deficit	$9,961	$86,961

See notes to unaudited condensed financial statements

THEGLOBE.COM, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(UNAUDITED)		(UNAUDITED)
Net Revenue	$—	$—	$—	$—

Operating Expenses:
General and administrative	30,968	41,578	67,291	97,103
Operating Loss	(30,968)	(41,578)	(67,291)	(97,103)

Other Expense:
Related party interest expense	11,051	7,687	22,103	14,428
Loss from Operations Before Income Tax	(42,019)	(49,265)	(89,394)	(111,531)
Income Tax Provision	—	—	—	—
Loss from Operations	(42,019)	(49,265)	(89,394)	(111,531)
Net Loss	$(42,019)	$(49,265)	$(89,394)	$(111,531)

Loss Per Share:
Basic and Diluted: Operations	$—	$—	$—	$—
Weighted Average Common Shares Outstanding	$441,480,473	$441,480,473	$441,480,473	$441,480,473

See notes to unaudited condensed financial statements

THEGLOBE.COM, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Six Month Period Ended June 30, 2020

(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, January 1, 2020	441,480,473	441,480	296,594,042	(297,578,963)	(543,441)

Net Loss	—	—	—	(89,394)	(89,394)
Balance, June 30, 2020	441,480,473	$441,480	$296,594,042	$(297,668,357)	$(632,835)

Six Month Period Ended June 30, 2019

(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, January 1, 2019	441,480,473	441,480	296,594,042	(297,367,589)	(332,067)

Net Loss	—	—	—	(111,531)	(111,531)
Balance, June 30, 2019	441,480,473	$441,480	$296,594,042	$(297,479,120)	$(443,598)

Three Month Period Ended June 30, 2020

(UNAUDITED)

	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balance, March 31, 2020	441,480,473	441,480	296,594,042	(297,626,338)	(590,816)

Net Loss	—	—	—	(42,019)	(42,019)
Balance, June 30, 2020	441,480,473	$441,480	$296,594,042	$(297,668,357)	$(632,835)

Three Month Period Ended June 30, 2019

(UNAUDITED)

	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balance, March 31, 2019	441,480,473	441,480	296,594,042	(297,429,855)	(394,333)

Net Loss	—	—	—	(49,265)	(49,265)
Balance, June 30, 2019	441,480,473	$441,480	$296,594,042	$(297,479,120)	$(443,598)

See notes to unaudited condensed financial statements

THEGLOBE.COM, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2020	2019
	(UNAUDITED)	(UNAUDITED)
Cash Flows from Operating Activities
Net Loss	$(89,394)	$(111,531)

Adjustments to reconcile net loss to net cash flows used in operating activities
Changes in operating assets and liabilities

Accounts payable	(7,078)	(5,767)
Accrued expenses and other current liabilities	(2,631)	1,858
Accrued interest due to related party	22,103	14,427

Net cash flows used in operating activities	(77,000)	(101,013)

Cash Flows from Financing Activities
Borrowings on notes payable	—	164,638
Net cash flows provided by financing activities	—	164,638

Net Increase/(Decrease) in Cash	(77,000)	63,625
Cash at beginning of period	86,961	5,895
Cash at end of period	$9,961	$69,520

See notes to unaudited condensed financial statements.

THEGLOBE.COM, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1)	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

As of June 30, 2020, as reflected in our accompanying balance sheet, our current liabilities exceed our total assets. We prefer to avoid filing for protection under the U.S. Bankruptcy Code. However, unless we are successful in raising additional funds through the offering of debt or equity securities, we may not be able to continue to operate as a going concern beyond the next twelve months. Notwithstanding the above, we currently intend to continue operating as a public company and making all the requisite filings under the Exchange Act.

UNAUDITED INTERIM CONDENSED FINANCIAL INFORMATION

The unaudited interim condensed financial statements of the Company at June 30, 2020 and for the six months ended June 30, 2020 and 2019 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed financial statements.

In the opinion of management, the accompanying unaudited interim condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2020 and the results of its operations and its cash flows for the six months ended June 30, 2020 and 2019. The results of operations and cash flows for such periods are not necessarily indicative of results expected for the full year or for any future period.

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

NET INCOME PER SHARE

The Company reports basic and diluted net income per common share in accordance with FASB ASC Topic 260, “Earnings Per Share.” Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive. There were no potentially dilutive securities and common stock equivalents for the period ended June 30, 2020.

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

Delfin, the Company’s majority stockholder, has continued to fund the Company through loans to the Company (see Note 3). At June 30, 2020, the Company had a net working capital deficit of approximately $633,000. Such working capital deficit included accrued expenses of approximately $21,000, accounts payable of approximately $2,000 and approximately $619,000 in principal and accrued interest owed under the Promissory Note with Delfin.

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

In March 2018, the Company executed a Promissory Note with Delfin, which was amended and restated in May 2018 to $150,000, in November 2018 to $350,000, in June 2019 to $465,000 and then again in November 2019 to increase the principal amount to up to $554,100 to pay certain accrued expenses, accounts payable and to allow the Company to have working capital. The Company expects continued funding from Delfin. Delfin anticipates extending additional capital at the end of August 2020. Related party interest expense associated with such debt totaling $22,103 and $14,428 has been recognized in our condensed statement of operations for the six months ended June 30, 2020 and 2019, respectively. See Note 3, “Debt,” for a more complete discussion of related party debt.

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

As of June 30, 2020, as reflected in our accompanying balance sheet, our current liabilities exceed our total assets.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2020 COMPARED

TO THE

THREE MONTHS ENDED JUNE 30, 2019

NET REVENUE. Commensurate with the sale of our Tralliance business on September 29, 2008, we became a shell company, and we have not had any material operations since then. As a result, net revenue for both the three months ended June 30, 2020 and 2019 was $0.

GENERAL AND ADMINISTRATIVE. General and administrative expenses include only customary public company expenses, including accounting, legal, audit, insurance and other related public company costs. General and administrative expenses totaled approximately $31,000 in the second quarter of 2020 as compared to approximately $42,000 for the same quarter of the prior year. This decrease was primarily due to decreased legal expenses due to securities filings in 2019.

RELATED PARTY INTEREST EXPENSE. Related party interest expense for the three months ended June 30, 2020 totaled $11,051 compared to $7,687 for the three months ended June 30, 2019. This increase consisted of interest due and payable to Delfin for additional loan amounts.

NET LOSS. Net loss for the three months ended June 30, 2020 was approximately $42,000 as compared to a net loss of approximately $49,000 for the three months ended June 30, 2019. This decrease was primarily due to decreased legal expenses, partially offset by an increase in interest expenses.

SIX MONTHS ENDED JUNE 30, 2020 COMPARED TO THE

SIX MONTHS ENDED JUNE 30, 2019

NET REVENUE. Commensurate with the sale of our Tralliance business on September 29, 2008, we became a shell company, and we have not had any material operations since then. As a result, net revenue for both the six months ended June 30, 2020 and 2019 was $0.

GENERAL AND ADMINISTRATIVE. General and administrative expenses include only customary public company expenses, including accounting, legal, audit, insurance and other related public company costs. General and administrative expenses totaled approximately $67,000 for the first six months of 2020 as compared to approximately $97,000 for the same period of the prior year. This decrease was primarily due to decreased legal expenses.

RELATED PARTY INTEREST EXPENSE. Related party interest expense for the six months ended June 30, 2020 totaled $22,103 compared to $14,428 for the six months ended June 30, 2019. This increase consisted of interest due and payable to Delfin as the loan amount has increased.

NET LOSS. Net loss for the six months ended June 30, 2020 was approximately $89,000 as compared to a net loss of approximately $112,000 for the six months ended June 30, 2019. This decrease was primarily due to decreased legal expenses.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ITEMS

As of June 30, 2020, we had $9,961 in cash as compared to $86,961 as of December 31, 2019. Net cash flows used in operating activities totaled approximately $77,000 for the six months ended June 30, 2020 compared to net cash flows used in operating activities of approximately $101,000 for the six months ended June 30, 2019.

Net cash flows provided by financing activities totaled approximately $0 for the six months ended June 30, 2020 compared to approximately $165,000 for the six months ended June 30, 2019. Delfin funds theglobe when cash is needed, hence the large increases/decreases in cash flow are attributed to receiving funding, then using most of the funds until being funded again.

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

In March 2018, the Company executed a Promissory Note with Delfin, which was amended and restated in May 2018 to $150,000, in November 2018 to $350,000, in June 2019 to $465,000 and then again in November 2019 to increase the principal amount to up to $554,100 to pay certain accrued expenses, accounts payable and to allow the Company to have working capital. Interest accrues on the unpaid principal balance at a rate of 8% per annum, calculated on a 365/66 day year, as applicable. The Promissory Note is due upon demand. It may be prepaid in whole or in any part at any time prior to demand. Management anticipates continued funding from Delfin over the next twelve months as it determines the direction of the Company and anticipates receiving additional capital at the end of August 2020.

At June 30, 2020, we had a net working capital deficit of approximately $633,000. This deficit included accrued expenses of approximately $21,000, accounts payable of approximately $2,000 and approximately $619,000 in principal and accrued interest owed under the Promissory Note with Delfin, the Company’s majority stockholder.

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

Our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, as of June 30, 2020, our disclosure controls and procedures were effective in alerting him in a timely manner to material information regarding us that is required to be included in our periodic reports to the SEC.

Our Chief Executive Officer and Chief Financial Officer has evaluated any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, and has determined there to be no reportable changes.

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

You should also carefully consider the factor discussed in Part I, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, which could materially affect our business, financial position, or future results of operations. The risk described in our Quarterly Report on Form 10-Q for the period ended March 31, 2020, refers to the recent coronavirus (COVID-19) and how it may impact our funding.

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

Dated: August 7, 2020	theglobe.com, inc.

	By:	/s/ Frederick Jones
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