Form 10-Q
period 2020-09-30
THEGLOBE COM INC
filed 2020-11-10
CIK 1066684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020 OR

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

The number of shares outstanding of the Registrant’s Common Stock, $.001 par value (the “Common Stock”) as of October 30, 2020 was 441,480,473.

THEGLOBE.COM, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS THEGLOBE.COM, INC. CONDENSED BALANCE SHEETS

	SEPTEMBER 30, 2020 (Unaudited)	DECEMBER 31, 2019
ASSETS
Current Assets:
Cash	$27,526	$86,961
Total current assets	$27,526	$86,961
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$—	$9,078
Accrued expenses and other current liabilities	25,550	24,000
Accrued interest due to related party	76,803	43,224
Notes payable due to related party	600,000	554,100
Total current liabilities	702,353	630,402

Stockholders’ Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 441,480,473 shares issued at September 30, 2020 and December 31, 2019	441,480	441,480
Preferred stock, $0.001 par value; 3,000,000 shares authorized; 0 shares issued at September 30, 2020 and December 31, 2019	—	—
Additional paid in capital	296,594,042	296,594,042
Accumulated deficit	(297,710,349)	(297,578,963)
Total stockholders’ deficit	(674,827)	(543,441)
Total liabilities and stockholders’ deficit	$27,526	$86,961

See notes to unaudited condensed financial statements

THEGLOBE.COM, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2020	2019	2020	2019
	(UNAUDITED)		(UNAUDITED)
Net Revenue	$—	$—	$—	$—

Operating Expenses:
General and administrative	30,517	53,996	97,808	151,099
Operating Loss	(30,517)	(53,996)	(97,808)	(151,099)

Other (Income)/Loss:
Other Misc Income	—	(335)	—	(335)
Related party interest expense	11,475	9,376	33,578	23,804

Loss from Operations Before Income Tax	(41,992)	(63,037)	(131,386)	(174,568)

Income Tax Provision	—	—	—	—
Loss from Operations	(41,992)	(63,037)	(131,386)	(174,568)

Net Loss	$(41,992)	$(63,037)	$(131,386)	$(174,568)

Loss Per Share:
Basic and Diluted:
Operations	$—	$—	$—	$—
Weighted Average Common Shares Outstanding	$441,480,473	$441,480,473	$441,480,473	$441,480,473

See notes to unaudited condensed financial statements

THEGLOBE.COM, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Nine Month Period Ended September 30, 2020

(UNAUDITED)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance, January 1, 2020	441,480,473	441,480	296,594,042	(297,578,963)	(543,441)

Net Loss	—	—	—	(131,386)	(131,386)
Balance, September 30, 2020	441,480,473	$441,480	$296,594,042	$(297,710,349)	$(674,827)

Nine Month Period Ended September 30, 2019

(UNAUDITED)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance, January 1, 2019	441,480,473	441,480	296,594,042	(297,367,589)	(332,067)

Net Loss	—	—	—	(174,568)	(174,568)
Balance, September 30, 2019	441,480,473	$441,480	$296,594,042	$(297,542,157)	$(506,635)

Three Month Period Ended September 30, 2020

(UNAUDITED)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance, June 30, 2020	441,480,473	441,480	296,594,042	(297,668,357)	(632,835)

Net Loss	—	—	—	(41,992)	(41,992)
Balance, September 30, 2020	441,480,473	$441,480	$296,594,042	$(297,710,349)	$(674,827)

Three Month Period Ended September 30, 2019

(UNAUDITED)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balance, June 30, 2019	441,480,473	441,480	296,594,042	(297,479,120)	(443,598)

Net Loss	—	—	—	(63,037)	(63,037)
Balance, September 30, 2019	441,480,473	$441,480	$296,594,042	$(297,542,157)	$(506,635)

See notes to unaudited condensed financial statements

THEGLOBE.COM, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2020	2019
	(UNAUDITED)	(UNAUDITED)
Cash Flows from Operating Activities
Net Loss	$(131,386)	$(174,568)

Adjustments to reconcile net loss to net cash flows used in operating activities
Changes in operating assets and liabilities

Accounts payable	(9,078)	3,833
Accrued expenses and other current liabilities	1,550	2,857
Accrued interest due to related party	33,579	23,804

Net cash flows used in operating activities	(105,335)	(144,074)

Cash Flows from Financing Activities
Borrowings on notes payable	45,900	164,638
Net cash flows provided by financing activities	45,900	164,638

Net Increase/(Decrease) in Cash	(59,435)	20,564
Cash at beginning of period	86,961	5,895
Cash at end of period	$27,526	$26,459

See notes to unaudited condensed financial statements.

THEGLOBE.COM, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(1)	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

As of September 30, 2020, as reflected in our accompanying balance sheet, our current liabilities exceed our total assets. We prefer to avoid filing for protection under the U.S. Bankruptcy Code. However, unless we are successful in raising additional funds through the offering of debt or equity securities, we may not be able to continue to operate as a going concern beyond the next twelve months. Notwithstanding the above, we currently intend to continue operating as a public company and making all the requisite filings under the Exchange Act.

UNAUDITED INTERIM CONDENSED FINANCIAL INFORMATION

The unaudited interim condensed financial statements of the Company at September 30, 2020 and for the nine months ended September 30, 2020 and 2019 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed financial statements.

In the opinion of management, the accompanying unaudited interim condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2020 and the results of its operations and its cash flows for the nine months ended September 30, 2020 and 2019. The results of operations and cash flows for such periods are not necessarily indicative of results expected for the full year or for any future period.

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

NET INCOME PER SHARE

The Company reports basic and diluted net income per common share in accordance with FASB ASC Topic 260, “Earnings Per Share.” Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive. There were no potentially dilutive securities and common stock equivalents for the period ended September 30, 2020.

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

Delfin, the Company’s majority stockholder, has continued to fund the Company through loans to the Company (see Note 3). At September 30, 2020, the Company had a net working capital deficit of approximately $675,000. Such working capital deficit included accrued expenses of approximately $26,000 and approximately $677,000 in principal and accrued interest owed under the Promissory Note with Delfin.

The recent coronavirus (COVID-19) pandemic and its impact on debt and equity markets could also have a material adverse effect on our financial condition and ability to operate as a going concern.

MANAGEMENT’S PLANS

Management anticipates continued funding from Delfin over the next twelve months as it determines the direction of the Company.

(3)	DEBT

In March 2018, the Company executed a Promissory Note with Delfin, which was amended and restated in May 2018 to $150,000, in November 2018 to $350,000, in June 2019 to $465,000, in November 2019 to $554,100 and then again in September 2020 to increase the principal amount to up to $600,000 to pay certain accrued expenses, accounts payable and to allow the Company to have working capital. Interest accrues on the unpaid principal balance at a rate of 8% per annum, calculated on a 365/66 day year, as applicable. The Promissory Note is due upon demand. It may be prepaid in whole or in any part at any time prior to demand.

(4)	RELATED PARTY TRANSACTIONS

In March 2018, the Company executed a Promissory Note with Delfin, which was amended and restated in May 2018 to $150,000, in November 2018 to $350,000, in June 2019 to $465,000, in November 2019 to $554,100 and then again in September 2020 to increase the principal amount to up to $600,000 to pay certain accrued expenses, accounts payable and to allow the Company to have working capital. The Company expects continued funding from Delfin. Related party interest expense associated with such debt totaling $33,578 and $23,804 has been recognized in our condensed statement of operations for the nine months ended September 30, 2020 and 2019, respectively. See Note 3, “Debt,” for a more complete discussion of related party debt.

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

As of September 30, 2020, as reflected in our accompanying balance sheet, our current liabilities exceed our total assets.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO THE
THREE MONTHS ENDED SEPTEMBER 30, 2019

NET REVENUE. Commensurate with the sale of our Tralliance business on September 29, 2008, we became a shell company, and we have not had any material operations since then. As a result, net revenue for both the three months ended September 30, 2020 and 2019 was $0.

GENERAL AND ADMINISTRATIVE. General and administrative expenses include only customary public company expenses, including accounting, legal, audit, insurance and other related public company costs. General and administrative expenses totaled approximately $31,000 in the third quarter of 2020 as compared to approximately $54,000 for the same quarter of the prior year. This decrease was primarily due to our additional securities filings in 2019.

RELATED PARTY INTEREST EXPENSE. Related party interest expense for the three months ended September 30, 2020 totaled $11,475 compared to $9,376 for the three months ended September 30, 2019. This increase consisted of interest due and payable to Delfin for additional loan amounts.

NET LOSS. Net loss for the three months ended September 30, 2020 was approximately $42,000 as compared to a net loss of approximately $63,000 for the three months ended September 30, 2019. This decrease was primarily due to our additional securities filings in 2019.

NINE MONTHS ENDED SEPTEMBER 30, 2020 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2019

NET REVENUE. Commensurate with the sale of our Tralliance business on September 29, 2008, we became a shell company, and we have not had any material operations since then. As a result, net revenue for both the nine months ended September 30, 2020 and 2019 was $0.

GENERAL AND ADMINISTRATIVE. General and administrative expenses include only customary public company expenses, including accounting, legal, audit, insurance and other related public company costs. General and administrative expenses totaled approximately $98,000 for the first nine months of 2020 as compared to approximately $151,000 for the same period of the prior year. This decrease was primarily due to decreased legal expenses and our additional securities filings in 2019.

RELATED PARTY INTEREST EXPENSE. Related party interest expense for the nine months ended September 30, 2020 totaled $33,578 compared to $23,804 for the nine months ended September 30, 2019. This increase consisted of interest due and payable to Delfin as the loan amount has increased.

NET LOSS. Net loss for the nine months ended September 30, 2020 was approximately $131,000 as compared to a net loss of approximately $175,000 for the nine months ended September 30, 2019. This decrease was primarily due to decreased legal expenses and our additional securities filings in 2019.

 LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ITEMS

As of September 30, 2020, we had $27,526 in cash as compared to $86,961 as of December 31, 2019. Net cash flows used in operating activities totaled approximately $105,000 for the nine months ended September 30, 2020 compared to net cash flows used in operating activities of approximately $144,000 for the nine months ended September 30, 2019. The decrease was due to decrease in legal fees from prior year.

Net cash flows provided by financing activities totaled approximately $46,000 for the nine months ended September 30, 2020 compared to approximately $165,000 for the nine months ended September 30, 2019.

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

In March 2018, the Company executed a Promissory Note with Delfin, which was amended and restated in May 2018 to $150,000, in November 2018 to $350,000, in June 2019 to $465,000, in November 2019 to $554,100 and then again in September 2020 to increase the principal amount to up to $600,000 to pay certain accrued expenses, accounts payable and to allow the Company to have working capital. Interest accrues on the unpaid principal balance at a rate of 8% per annum, calculated on a 365/66 day year, as applicable. The Promissory Note is due upon demand. It may be prepaid in whole or in any part at any time prior to demand. Management anticipates continued funding from Delfin over the next twelve months as it determines the direction of the Company.

At September 30, 2020, we had a net working capital deficit of approximately $675,000. This deficit included accrued expenses of approximately $26,000 and approximately $677,000 in principal and accrued interest owed under the Promissory Note with Delfin, the Company’s majority stockholder.

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

Our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, as of September 30, 2020, our disclosure controls and procedures were effective in alerting him in a timely manner to material information regarding us that is required to be included in our periodic reports to the SEC.

Our Chief Executive Officer and Chief Financial Officer has evaluated any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, and has determined there to be no reportable changes.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sales of Equity Securities.

None.

(b)	Use of Proceeds From Sales of Registered Securities.

Not applicable.

(c)	Repurchases.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.27	Fifth Amended and Restated Promissory Note

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and Rule 15d-14(b).

101.1NS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 10, 2020	theglobe.com, inc.

	By:	/s/ Frederick Jones
Frederick Jones
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Duly Authorized Officer)

EXHIBIT INDEX

10.27	Fifth Amended and Restated Promissory Note

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and Rule 15d-14(b).

101.1NS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document