Form 10-Q
period 2021-06-30
THEGLOBE COM INC
filed 2021-08-09
CIK 1066684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

⌧          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☐ No ⌧

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “small reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐ Accelerated filer
⌧	Non-accelerated filer	⌧ Smaller reporting company
☐	Emerging growth company

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⌧ No ☐

The number of shares outstanding of the Registrant’s Common Stock, $.001 par value (the “Common Stock”) as of August 3, 2021 was 441,480,473.

THEGLOBE.COM, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.           CONDENSED FINANCIAL STATEMENTS

THEGLOBE.COM, INC.

CONDENSED BALANCE SHEETS

	JUNE 30,
	2021	DECEMBER 31,
	(Unaudited)	2020
ASSETS
Current Assets:
Cash	$35,795	$7,624
Total current assets	$35,795	$7,624
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$22,564	$2,000
Accrued expenses and other current liabilities	17,827	24,000
Accrued interest due to related party	114,100	88,901
Notes payable due to related party	675,000	600,000
Total current liabilities	829,491	714,901

Stockholders’ Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 441,480,473 shares issued at June 30, 2021 and December 31, 2020	441,480	441,480
Preferred stock, $0.001 par value; 3,000,000 shares authorized; 0 shares issued at June 30, 2021 and December 31, 2020	—	—
Additional paid in capital	296,594,042	296,594,042
Accumulated deficit	(297,829,218)	(297,742,799)
Total stockholders’ deficit	(793,696)	(707,277)
Total liabilities and stockholders’ deficit	$35,795	$7,624

See notes to unaudited condensed financial statements

THEGLOBE.COM, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(UNAUDITED)		(UNAUDITED)
Net Revenue	$—	$—	$—	$—

Operating Expenses:
General and administrative	29,769	30,968	61,219	67,291
Operating Loss	(29,769)	(30,968)	(61,219)	(67,291)
Other Expense:
Related party interest expense	12,962	11,051	25,200	22,103

Loss from Operations Before Income Tax	(42,731)	(42,019)	(86,419)	(89,394)
Income Tax Provision	—	—	—	—
Loss from Operations	(42,731)	(42,019)	(86,419)	(89,394)

Net Loss	$(42,731)	$(42,019)	$(86,419)	$(89,394)

Loss Per Share:
Basic and Diluted:
Operations	$—	$—	$—	$—

Weighted Average Common Shares Outstanding	$441,480,473	$441,480,473	$441,480,473	$441,480,473

See notes to unaudited condensed financial statements

THEGLOBE.COM, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Six Month Period Ended June 30, 2021
			(UNAUDITED)
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2021	441,480,473	441,480	296,594,042	(297,742,799)	(707,277)

Net Loss	—	—	—	(86,419)	(86,419)
Balance, June 30, 2021	441,480,473	$441,480	$296,594,042	$(297,829,218)	$(793,696)

	Six Month Period Ended June 30, 2020
			(UNAUDITED)
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2020	441,480,473	441,480	296,594,042	(297,578,963)	(543,441)

Net Loss	—	—	—	(89,394)	(89,394)
Balance, June 30, 2020	441,480,473	$441,480	$296,594,042	$(297,668,357)	$(632,835)

	Three Month Period Ended June 30, 2021
	(UNAUDITED)
	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balance, April 1, 2021	441,480,473	441,480	296,594,042	(297,786,487)	(750,965)

Net Loss	—	—	—	(42,731)	(42,731)
Balance, June 30, 2021	441,480,473	$441,480	$296,594,042	$(297,829,218)	$(793,696)

	Three Month Period Ended June 30, 2020
	(UNAUDITED)
	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balance, April 1, 2020	441,480,473	441,480	296,594,042	(297,626,338)	(590,816)

Net Loss	—	—	—	(42,019)	(42,019)
Balance, June 30, 2020	441,480,473	$441,480	$296,594,042	$(297,668,357)	$(632,835)

See notes to unaudited condensed financial statements

THEGLOBE.COM, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2021	2020
	(UNAUDITED)	(UNAUDITED)
Cash Flows from Operating Activities
Net Loss	$(86,419)	$(89,394)

Adjustments to reconcile net loss to net cash flows used in operating activities
Changes in operating assets and liabilities

Increase/(Decrease) Accounts payable	20,564	(7,078)
Decrease Accrued expenses and other current liabilities	(6,173)	(2,631)
Increase Accrued interest due to related party	25,199	22,103

Net cash flows used in operating activities	(46,829)	(77,000)

Cash Flows from Financing Activities
Borrowings on notes payable	75,000	—
Net cash flows provided by financing activities	75,000	—

Net Increase/(Decrease) in Cash	28,171	(77,000)
Cash at beginning of period	7,624	86,961
Cash at end of period	$35,795	$9,961

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

As of June 30, 2021, as reflected in our accompanying condensed balance sheet, our current liabilities exceed our total assets. We prefer to avoid filing for protection under the U.S. Bankruptcy Code. However, unless we are successful in raising additional funds through the offering of debt or equity securities, we may not be able to continue to operate as a going concern beyond the next twelve months. Notwithstanding the above, we currently intend to continue operating as a public company and making all the requisite filings under the Exchange Act.

UNAUDITED INTERIM CONDENSED FINANCIAL INFORMATION

The unaudited interim condensed financial statements of the Company at June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed financial statements.

In the opinion of management, the accompanying unaudited interim condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2021 and the results of its operations and stockholders’ equity for the three and six months ended June 30, 2021 and 2020 and its cash flows for the six months ended June 30, 2021 and 2020. The interim results for such periods are not necessarily indicative of results expected for the full year or for any future period.

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

NET INCOME PER SHARE

The Company reports basic and diluted net income per common share in accordance with FASB ASC Topic 260, “Earnings Per Share.” Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive. There were no potentially dilutive securities and common stock equivalents for the period ended June 30, 2021.

RECENT ACCOUNTING PRONOUNCEMENTS

Management has determined that all recently issued accounting pronouncements will not have a material impact on the Company’s financial statements or do not apply to the Company’s operations.

(2)          LIQUIDITY AND GOING CONCERN CONSIDERATIONS

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. However, for the reasons described below, Company management does not believe that cash on hand and cash flows generated internally by the Company will be adequate to fund its limited overhead and other cash requirements over the next twelve months. These reasons raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Delfin, the Company’s majority stockholder, has continued to fund the Company through loans to the Company (see Note 3). At June 30, 2021, the Company had a net working capital deficit of approximately $794,000. Such working capital deficit included accrued expenses of approximately $18,000 accounts payable of approximately $23,000 and approximately $789,000 in principal and accrued interest owed under the Promissory Note with Delfin.

The recent coronavirus (COVID-19) pandemic and its impact on debt and equity markets could also have a material adverse effect on our financial condition and ability to operate as a going concern.

MANAGEMENT’S PLANS

Management anticipates continued funding from Delfin over the next twelve months as it determines the direction of the Company.

(3)          DEBT

In March 2018, the Company executed a Promissory Note with Delfin, which was amended and restated in May 2018 to $150,000, in November 2018 to $350,000, in June 2019 to $465,000, in November 2019 to $554,100, in August 2020 to $600,000, in February 2021 to $637,500 and then again in June 2021 to increase the principal amount to up to $675,000 to pay certain accrued expenses, accounts payable and to allow the Company to have working capital. Interest accrues on the unpaid principal balance at a rate of 8% per annum, calculated on a 365/66 day year, as applicable. The Promissory Note is due upon demand. It may be prepaid in whole or in any part at any time prior to demand. Management anticipates continued funding from Delfin over the next twelve months as it determines the direction of the Company.

(4)          RELATED PARTY TRANSACTIONS

Under terms of the debt with its majority stockholder ( See Note 3), the Company has recorded accrued interest of approximately $114,100 as of June 30, 2021 and approximately $89,000 as of December 31, 2020. The Company has

also recorded interest expense of approximately $13,000 and $11,000 for the three months ended June 30, 2021 and 2020 and $25,000 and $22,000 for the six months ended June 30, 2021 and 2020, respectively.

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

As of June 30, 2021, as reflected in our accompanying condensed balance sheet, our current liabilities exceed our total assets.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2021 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2020

NET REVENUE. Commensurate with the sale of our Tralliance business on September 29, 2008, we became a shell company, and we have not had any material operations since then. As a result, net revenue for both the three months ended June 30, 2021 and 2020 was $0.

GENERAL AND ADMINISTRATIVE. General and administrative expenses include only customary public company expenses, including accounting, legal, audit, insurance and other related public company costs. General and administrative expenses totaled approximately $30,000 in the second quarter of 2021 as compared to approximately $31,000 for the same quarter of the prior year.

RELATED PARTY INTEREST EXPENSE. Related party interest expense for the three months ended June 30, 2021 totaled $12,962 compared to $11,051 for the three months ended June 30, 2020. This increase consisted of interest due and payable to Delfin for additional loan amounts.

NET LOSS. Net loss for the three months ended June 30, 2021 was approximately $43,000 as compared to a net loss of approximately $42,000 for the three months ended June 30, 2020.

SIX MONTHS ENDED JUNE 30, 2021 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2020

NET REVENUE. Commensurate with the sale of our Tralliance business on September 29, 2008, we became a shell company, and we have not had any material operations since then. As a result, net revenue for both the six months ended June 30, 2021 and 2020 was $0.

GENERAL AND ADMINISTRATIVE. General and administrative expenses include only customary public company expenses, including accounting, legal, audit, insurance and other related public company costs. General and administrative expenses totaled approximately $61,000 for the first six months of 2021 as compared to approximately $67,000 for the same period of the prior year. This decrease was primarily due to decreased legal expenses.

RELATED PARTY INTEREST EXPENSE. Related party interest expense for the six months ended June 30, 2021 totaled $25,200 compared to $22,103 for the six months ended June 30, 2020. This increase consisted of interest due and payable to Delfin as the loan amount has increased.

NET LOSS. Net loss for the six months ended June 30, 2021 was approximately $86,000 as compared to a net loss of approximately $89,000 for the six months ended June 30, 2020. This decrease was primarily due to decreased legal expenses.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ITEMS

As of June 30, 2021, we had $35,795 in cash as compared to $7,624 as of December 31, 2020. Net cash flows used in operating activities totaled approximately $47,000 for the six months ended June 30, 2021 compared to net cash flows used in operating activities of $77,000 for the six months ended June 30, 2020. The decrease in net cash flows used in operating activities during the six months ended June 30, 2021 was primarily due to the change in accounts payable balance. As of June 30, 2021 we had a larger accounts payable balance associated with general and administrative fees that were paid in the first week of July 2021.

Net cash flows provided by financing activities totaled $75,000 for the six months ended June 30, 2021 compared to $0 for the six months ended June 30, 2020. The increase reflects additional capital provided by Delfin pursuant to its amended and restated Promissory Note. See the section titled “Future and Critical Need For Capital” below for further details.

FUTURE AND CRITICAL NEED FOR CAPITAL

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern. However, for the reasons described below, our management does not believe that cash on hand and cash flow generated internally by us will be adequate to fund our limited overhead and other cash requirements beyond the next twelve months. These reasons raise significant doubt about our ability to continue as a going concern. Additionally, the COVID 19 pandemic could have an adverse effect on our ability to continue operating. Please see Item 1A. RISK FACTORS.

In March 2018, the Company executed a Promissory Note with Delfin, which was amended and restated in May 2018 to $150,000, in November 2018 to $350,000, in June 2019 to $465,000, in November 2019 to $554,100, in August 2020 to $600,000, in February 2021 to $637,500 and then again in June 2021 to increase the principal amount to up to $675,000 to pay certain accrued expenses, accounts payable and to allow the Company to have working capital. Interest accrues on the unpaid principal balance at a rate of 8% per annum, calculated on a 365/66 day year, as applicable. The Promissory Note is due upon demand. It may be prepaid in whole or in any part at any time prior to demand. Management anticipates continued funding from Delfin over the next twelve months as it determines the direction of the Company.

At June 30, 2021, the Company had a net working capital deficit of approximately $794,000. Such working capital deficit included accrued expenses of approximately $18,000, accounts payable of approximately $23,000 and approximately $789,000 in principal and accrued interest owed under the Promissory Note with Delfin.

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

Our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, as of June 30, 2021, our disclosure controls and procedures were effective in alerting him in a timely manner to material information regarding us that is required to be included in our periodic reports to the SEC.

Our Chief Executive Officer and Chief Financial Officer has evaluated any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, and has determined there to be no reportable changes.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 1A.     RISK FACTORS

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which could materially affect our business, financial position, or future results of operations. The risks described in our Annual Report on Form 10-K for the fiscal year ended

December 31, 2020 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sales of Equity Securities.

None.

(b)	Use of Proceeds From Sales of Registered Securities.

Not applicable.

(c)	Repurchases.

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.2	$675,000 Seventh Amended and Restated Bridge Promissory Note dated June 11, 2021 by and between Delfin Midstream LLC and the Company.

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and Rule 15d-14(b).

101.1NS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

Exhibit 104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:August 9, 2021	theglobe.com, inc.

	By:	/s/ Frederick Jones
Frederick Jones
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Duly Authorized Officer)