Form 10-K
period 2021-12-31
THEGLOBE COM INC
filed 2022-03-24
CIK 1066684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

☒ Yes ☐ No

Aggregate market value of the voting Common Stock held by non-affiliates of the Registrant as of the close of business as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2021: $11,578,907.*

*Includes voting stock held by third parties, which may be deemed to be beneficially owned by affiliates, but for which such affiliates have disclaimed beneficial ownership.

The number of shares outstanding of the Registrant’s Common Stock, $.001 par value (the “Common Stock”), as of March 6, 2022 was 441,480,473.

theglobe.com, inc.

FORM 10-K

FORWARD LOOKING STATEMENTS

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (with the rules promulgated thereunder, the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (with the rules promulgated thereunder, the “Exchange Act”). These statements concern expectations, beliefs, projections, plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terminology, such as “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential” or “continue” or the negative of such terms or other comparable terminology, although not all forward-looking statements contain such terms. In addition, these forward-looking statements include, but are not limited to, statements regarding:

●	our need for and ability to obtain additional equity and debt capital financing to continue as a going concern, and the sources of such capital;
●	our estimates with respect to our ability to continue as a going concern;
●	our intent with respect to future dividends;
●	the continued forbearance of certain related parties from making demand for payment under certain contractual obligations of, and loans to, the Company; and
●	our estimates with respect to certain accounting and tax matters.

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

As of December 31, 2021, as reflected in our accompanying Balance Sheet, our current liabilities exceed our total assets. We prefer to avoid filing for protection under the U.S. Bankruptcy Code. However, unless we are successful in raising additional funds through the offering of debt or equity securities, we may not be able to continue to operate as a going concern for any significant length of time in the future. Notwithstanding the above, we currently intend to continue operating as a public company and make all the requisite filings under the Exchange Act.

EMPLOYEES

As of March 1, 2022, we had no employees. Our executive officer currently devotes very limited time to our business and receives no compensation from us. Our executive officer is an officer, director and/or stockholder of other companies which may have ongoing business relationships with the Company. See the section in this annual report entitled “Item 1A. Risk Factors—Our management may have other interests that may conflict with the interests of our stockholders.”

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

Delfin Midstream LLC (“Delfin”), the Company’s majority stockholder, has continued to fund the Company through loans to the Company. See the section of this annual report entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” At December 31, 2021, the Company had a net working capital deficit of approximately $902,000. This deficit included accrued expenses of approximately $25,000, accounts payable of approximately $37,000 and approximately $847,000 in principal and accrued interest owed under the Promissory Note with Delfin.

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

Through December 2021, we borrowed a total of $705,000 under an amended and restated promissory note from Delfin, which was increased to $750,000 in January 2022.

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

We have no meaningful revenues and are dependent on our cash on hand to fund the costs associated with the reporting obligations under the Exchange Act, and other administrative costs associated with our corporate existence. For the years ended December 31, 2021 and 2020, we incurred net losses of $194,847 and $163,836, respectively. General and administrative expenses include customary public company expenses, including outside legal and audit fees, insurance and other related public company costs. We do not expect to generate any revenues unless and until we commence business operations. In the past, we relied on funding from affiliated creditors and we may need additional funding beyond those sources to continue as a going concern. In the event that our available funds prove to be insufficient, we will be required to seek additional financing. Our failure to secure additional financing could have a material adverse effect on our ability to pay the legal and audit fees and other administrative costs in order to continue to fulfill our reporting obligations. We do not have any arrangements with any bank or financial institution to secure additional financing and such financing may not be available on terms acceptable and in our best interests, if at all.

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

As of December 31, 2021, our majority stockholder, Delfin Midstream LLC, holds approximately 70.9% of the issued and outstanding shares of our Common Stock. Accordingly, Delfin continues to be in a position to control the vote on all corporate actions in the future.

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

	2021		2020
	High	Low	High	Low
Fourth Quarter	$0.15	$0.05	$0.12	$0.03
Third Quarter	$0.10	$0.06	$0.10	$0.02
Second Quarter	$0.15	$0.05	$0.04	$0.02
First Quarter	$0.15	$0.07	$0.05	$0.02

Holders of Common Stock

We had approximately 466 holders of record of Common Stock as of March 6, 2022. This does not reflect persons or entities that hold Common Stock in nominee or “street” name through various brokerage firms.

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

Basis of Presentation of Financial Statements; Going Concern

We received a report from our independent registered public accountants, relating to our December 31, 2021 audited financial statements, containing an explanatory paragraph regarding our ability to continue as a going concern. As a shell company, our management believes that we will not be able to generate operating cash flows sufficient to fund our operations and pay our existing current liabilities in the foreseeable future. Based upon our current limited cash resources and without the infusion of additional capital and/or the continued forbearance of our creditors, our management does not believe we can operate as a going concern beyond the next twelve months. See “Future and Critical Need for Capital” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details.

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

Results of Operations

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Net Revenue

Commensurate with the sale of our Tralliance business on September 29, 2008, we became a shell company, and have not had any material operations since then. As a result, net revenue was $0 for both of the years ended December 31, 2021 and 2020.

General and Administrative

General and administrative expenses include only those customary public company expenses, including outside legal and audit fees, insurance and other related public company costs. General and administrative expenses totaled approximately $142,000 for the year ended December 31, 2021 and $118,000 for the year ended December 31, 2020. The increase was due to an increase in legal fees in the current year as compared to prior year.

Related Party Interest Expense

Related party interest expense for the years ended December 31, 2021 and 2020 was approximately $53,000 and $46,000, respectively, and consisted of interest due and payable to Delfin under the Bridge Note. The increase is due to an increase in the amount of money borrowed from Delfin.

Net Loss

Net loss for the year ended December 31, 2021 was approximately $195,000 as compared to a net loss of approximately $164,000 for the year ended December 31, 2020 as a result of increased legal fees.

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

In March 2018, the Company executed a Promissory Note with Delfin, which was amended and restated in May 2018 to $150,000, in November 2018 to $350,000, in June 2019 to $465,000, in November 2019 to $554,100, in August 2020 to $600,000, in February 2021 to $637,500, in June 2021 to $675,000, in October 2021 to $705,000 and then again in January 2022 to increase the principal amount to up to $750,000 to pay certain accrued expenses, accounts payable and to allow the Company to have working capital. Interest accrues on the unpaid principal balance at a rate of 8% per annum, calculated on a 365/66 day year, as applicable. The Promissory Note is due upon demand. It may be prepaid in whole or in any part at any time prior to demand. Management anticipates continued funding from Delfin over the next twelve months as it determines the direction of the Company.

Delfin, the Company’s majority stockholder, has continued to fund the Company through loans to the Company (see Note 3). At December 31, 2021, the Company had a net working capital deficit of approximately $902,000. This deficit included accrued expenses of approximately $25,000, accounts payable of approximately $37,000 and approximately $847,000 in principal and accrued interest owed under the Promissory Note with Delfin.

Cash Flow Items

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

As of December 31, 2021, we had $6,374 in cash as compared to $7,624 as of December 31, 2020. The decrease is due to timing of funding. We receive funding, then deplete prior to receiving more funding. Net cash flows used in operating activities totaled approximately $106,000 for the year ended December 31, 2021 compared to cash flows used in operating activities of approximately $125,000 for the year ended December 31, 2020.

Net cash flows provided by financing activities totaled approximately $105,000 for the year ended December 31, 2021 compared to approximately $46,000 for the year ended December 31, 2020. The increase was due to the timimg of fundings as we started 2020 with a significantly larger cash balance than we started with 2021.

Contractual Obligations

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, we have elected scaled disclosure reporting and therefore are not required to provide the table required by (a)(5) of this Item.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any material off-balance sheet arrangements that have or are reasonably likely to have a material effect on our current or future financial condition, revenues or expenses, results of operations, liquidity, or capital resources.

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

FINANCIAL STATEMENTS

THEGLOBE.COM, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
theglobe.com, inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of theglobe.com, Inc. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

West Palm Beach, Florida

March 24, 2022

THEGLOBE.COM, INC.

BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash	$6,374	$7,624
Total current assets	$6,374	$7,624

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$36,773	$2,000
Accrued expenses and other current liabilities	24,850	24,000
Accrued interest due to related party	141,875	88,901
Notes payable due to related party	705,000	600,000
Total current liabilities	908,498	714,901

Stockholders’ Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 441,480,473 shares issued at December 31, 2021 and December 31, 2020	441,480	441,480
Preferred stock, $0.001 par value; 3,000,000 shares authorized; 0 shares issued at December 31, 2021 and 2020	—	—
Additional paid in capital	296,594,042	296,594,042
Accumulated deficit	(297,937,646)	(297,742,799)
Total stockholders’ deficit	(902,124)	(707,277)
Total liabilities and stockholders’ deficit	$6,374	$7,624

See notes to financial statements.

THEGLOBE.COM, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020

Net Revenue	$—	$—

Operating Expenses:
General and administrative	141,873	118,160

Operating Loss	(141,873)	(118,160)

Other Income (Expense), net:
Related party interest expense	(52,974)	(45,676)

Loss from Operations Before Income Taxes	(194,847)	(163,836)

Income Taxes	—	—
Loss from Operations	(194,847)	(163,836)

Net Loss	$(194,847)	$(163,836)

Loss Per Share:
Basic and Diluted:
Continuing Operations	$—	$—
Weighted Average Common Shares Outstanding	441,480,473	441,480,473

See notes to financial statements.

THEGLOBE.COM, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2020	441,480,473	$441,480	$294,594,042	$(297,578,963)	$(543,441)

Year Ended December 31, 2020
Net Loss	—	—	—	(163,836)	(163,836)
Balance December 31, 2020	441,480,473	441,480	296,594,042	(297,742,799)	(707,277)

Year Ended December 31, 2021
Net Loss	—	—	—	(194,847)	(194,847)
Balance, December 31, 2021	441,480,473	$441,480	$296,594,042	$(297,937,646)	$(902,124)

See notes to financial statements.

THEGLOBE.COM, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020
Cash Flows from Operating Activities:
Net Loss	$(194,847)	$(163,836)

Adjustments to reconcile loss from continuing operations to net cash flows used in operating activities:

Changes in operating assets and liabilities:
Accounts payable	34,773	(7,078)
Accrued expenses and other current liabilities	850	—
Accrued interest due to related party	52,974	45,677

Net cash flows used in operating activities	(106,250)	(125,237)

Cash Flows from Financing Activities:
Borrowings on Notes Payable	105,000	45,900
Net cash flows from financing activities	105,000	45,900

Net change in cash	(1,250)	(79,337)
Cash at beginning of period	7,624	86,961
Cash at end of period	$6,374	$7,624

See notes to financial statements.

THEGLOBE.COM, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2021 and 2020

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

As of December 31, 2021, as reflected in our accompanying Balance Sheet, our current liabilities exceed our total assets. We prefer to avoid filing for protection under the U.S. Bankruptcy Code. However, unless we are successful in raising additional funds through the offering of debt or equity securities, we may not be able to continue to operate as a going concern for any significant length of time in the future. Notwithstanding the above, we currently intend to continue operating as a public company and making all the requisite filings under the Exchange Act.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB Accounting Standards Codification Topic on Fair Value Measurements and Disclosure (“ASC 820”) requires that the Company disclose estimated fair values of its financial instruments. The carrying amount of certain of the Company’s financial instruments, including cash, accounts payable and accrued expenses, are a reasonable estimate of their fair values at December 31, 2021 and 2020, respectively, due to their short maturities.

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

NET INCOME PER COMMON SHARE

The Company reports basic and diluted net income per common share in accordance with FASB ASC Topic 260, “Earnings Per Share.” Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive. There were no potentially dilutive securities and common stock equivalents for the years ended December 31, 2021 and 2020.

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

Delfin, the Company's majority stockholder, has continued to fund the Company through loans to the Company (see Note 3). At December 31, 2021, the Company had a net working capital deficit of approximately $902,000. This deficit included accrued expenses of approximately $25,000, accounts payable of approximately $37,000 and approximately $847,000 in principal and accrued interest owed under the Promissory Note with Delfin.

MANAGEMENT PLANS

Management anticipates continued funding from Delfin over the next twelve months as it determines the direction of the Company.

(3)          DEBT

In March 2018, the Company executed a Promissory Note with Delfin, which was amended and restated in May 2018 to $150,000, in November 2018 to $350,000, in June 2019 to $465,000, in November 2019 to $554,100, in August 2020 to $600,000, in February 2021 to $637,500, in June 2021 to $675,000, in October 2021 to $705,000 and then again in January 2022 to increase the principal amount to up to $750,000 to pay certain accrued expenses, accounts payable and to allow the Company to have working capital. Interest accrues on the unpaid principal balance at a rate of 8% per annum, calculated on a 365/66 day year, as applicable. The Promissory Note is due upon demand. It may be prepaid in whole or in any part at any time prior to demand. Management anticipates continued funding from Delfin over the next twelve months as it determines the direction of the Company.

(4)          INCOME TAXES

The provision (benefit) for income taxes is summarized as follows:

	Year Ended December 31,
	2021	2020
Continuing operations	$—	$—
	$—	$—

The provision (benefit) for income taxes attributable to continuing operations was as follows:

Year Ended December 31,
	2021	2020

Current:	$—	$—
Federal	—	—
State	$—	$—

Deferred:	$—	$—
Federal	—	—
State	$—	$—

Provision for income taxes	$—	$—

The following is a reconciliation of the federal income tax provision at the federal statutory rate to the Company’s tax provision attributable to continuing operations:

	Year Ended December 31,
	2021	2020

Statutory federal income tax rate	21.00%	21.00%
State income taxes, net of federal benefit	4.74	4.74
Change in valuation allowance	(25.74)	(25.74)

Effective tax rate	0.00%	0.00%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2021 and 2020 are presented below.

	Year Ended December 31,
	2021	2020

Deferred tax assets (liabilities):
Net operating loss carryforwards	$226,000	$176,000
Issuance of warrants	982,000	982,000
Accrued expenses	29,000	29,000
Depreciation and amortization	10,000	10,000
Total gross deferred tax assets	1,247,000	1,197,000
Less: valuation allowance	(1,247,000)	(1,197,000)
Total net deferred tax assets	$—	$—

Because of the Company’s lack of earnings history, the net deferred tax assets have been fully offset by a 100% valuation allowance. The valuation allowance for net deferred tax assets was $1,247,000 and $1,197,000 as of December 31, 2021 and 2020, respectively. The net change in the total valuation allowance was $(50,000) and $(42,000) for the years ended December 31, 2021 and 2020, respectively.

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

At December 31, 2021, the Company had net operating loss carryforwards available for U.S. tax purposes of approximately $878,000, which will carry forward indefinitely.

(5)          RELATED PARTY TRANSACTIONS

Under terms of the debt with its majority stockholder (See Note 3), the Company recorded accrued interest of approximately $142,000 and $89,000 as of December 31, 2021 and 2020, respectively and interest expense of approximately $53,000 and $46,000 for the years ended December 31, 2021 and 2020, respectively.

(6)          SUBSEQUENT EVENTS

The Company’s management evaluated subsequent events through the time of the filing of this report on Form 10-K. The Company’s management is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on its financial statements, with the exceptional of additional funding received from Delfin of $45,000 on January 27, 2022. The Amended and Restated promissory note are attached as an exhibit.

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

Our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

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

Under the supervision of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021. Our management used the updated Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to perform this evaluation. Based upon this evaluation and management’s assessment, management has concluded that internal control over financial reporting was effective as of December 31, 2021. Because we are a smaller public company, we are not required to provide an independent public accountant’s attestation report covering our assessment of internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Our management, which currently consists of Mr. Jones, acting as our Chief Executive Officer and Chief Financial Officer, has evaluated any change in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, and has determined there to be no reportable changes.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and current positions with the Company held by our Directors and Executive Officers.

NAME	AGE	POSITION OR OFFICE WITH THE COMPANY	DIRECTOR SINCE
Frederick Jones	74	President, Chief Executive Officer, Chief Financial Officer and Director	June 29, 2018

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

Frederick Jones, 74, has been involved in international commodity trading, energy infrastructure, real estate, and oil and gas businesses for approximately 48 years. Mr. Jones was one of the early investors in U.S. shale gas. For approximately the past eight (8) years, Mr. Jones has served, and continues to serve, as the Chief Executive Officer of Fairwood Peninsula Energy Corporation (“Fairwood”), a midstream liquefied natural gas company. Fairwood is a material stockholder of our controlling stockholder, Delfin Midstream, Inc. (“Delfin”). Mr. Jones was a founder of Fairwood and is currently a material Delfin stockholder. He was also a founding stockholder in Marc Rich + Co A.G., Switzerland, now known as Glencore Plc.

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

Board Meetings

Including unanimous written actions of the Board, the Board met 3 times in 2021

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

Compensation. Because the Company currently has no material operations and none of its executive officers in 2021 received a salary, we do not believe it is necessary to have a compensation committee at this time. We believe that our Board can adequately perform the functions of a compensation committee. Due to his status as an officer of the Company, our sole director is not “independent” within the meaning of applicable Nasdaq Stock Market listing standards, including any heightened independence requirements specific to compensation committee members.

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

ITEM 11. EXECUTIVE COMPENSATION

Overview

We do not maintain any executive compensation plans or programs. Mr. Jones, our sole executive officer, did not receive compensation for his services in 2021. In addition, all of our stock option plans have been terminated and there were no unexercised equity awards outstanding as of December 31, 2021 and no Named Executive Officer exercised equity awards during 2021.

SUMMARY COMPENSATION TABLE

We did not provide any compensation for services to our principal executive officer at any time for the years ended December 31, 2021 and December 31, 2020.

COMPENSATION OF DIRECTORS

Directors who are also our employees or officers receive no compensation for serving on our Board. Mr. Jones did not receive a salary, bonus or awards in 2021 for his service on the Board. We reimburse non-employee/non-management directors for all travel and other expenses incurred in connection with attending Board meetings. All of our stock option plans have been terminated and there were no unexercised equity awards outstanding as of December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of March 6, 2022 (except as otherwise indicated) by (i) each person who owns beneficially more than 5% of our Common Stock, (ii) each of our directors, (iii) each of our “Named Executive Officers” and (iv) all directors and executive officers as a group. A total of 441,480,473 shares of theglobe’s Common Stock were issued and outstanding on March 6, 2022.

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

SHARES BENEFICIALLY OWNED
TITLE OF
DIRECTORS AND NAMED EXECUTIVE OFFICERS	NUMBER	PERCENT	CLASS
Frederick Jones	—	—	—

All directors and executive officers as a group (1 person)	—	—	Common

5% STOCKHOLDERS

Delfin Midstream Inc.	312,825,952	70.9%	Common

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2021

All of our stock option plans have been terminated and there were no unexercised equity awards outstanding as of December 31, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The following is a summary of transactions, since December 31, 2018, to which we have been a party, in which the amount involved exceeded the lesser of $120,000 or 1% of the average of our total assets at December 31, 2021 and December 31, 2020, and in which any of our directors, executive officers, beneficial holders of more than 5% of our capital stock or certain other related persons had or will have a direct or indirect material interest.

 Loans

In March 2018, the Company executed a Promissory Note with Delfin, which was amended and restated in May 2018 to $150,000, in November 2018 to $350,000, in June 2019 to $465,000, in November 2019 to $554,100, in August 2020 to $600,000, in February 2021 to $637,500, in June 2021 to $675,000, in October 2021 to $705,000 and then again in January 2022 to increase the principal amount to up to $750,000 to pay certain accrued expenses, accounts payable and to allow the Company to have working capital. Interest accrues on the unpaid principal balance at a rate of 8% per annum, calculated on a 365/66 day year, as applicable. The Promissory Note is due upon demand. It may be prepaid in whole or in any part at any time prior to demand. Management anticipates continued funding from Delfin over the next twelve months as it determines the direction of the Company. For more information, see the section in this annual report entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Future and Critical Need for Capital.”

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees billed by Marcum LLP (“Marcum”), independent public accountants, for professional services rendered for the audit of our annual financial statements during 2021 and 2020 and the reviews of the financial statements included in our Forms 10-Q and 10-K, as appropriate, were $39,037 for year ended December 31, 2021 and $39,192 for year ended December 31, 2020.

Audit-Related Fees. During the last two fiscal years, Marcum did not provide the Company with any services that are reasonably related to the performance of the audit of our financial statements.

Tax Fees. The aggregate fees billed for tax services provided by Marcum in connection with tax compliance, tax consulting and tax planning services for the year ended 2021 was $1,716 and $3,605 for the year ended 2020 in connection with tax return preparation and filing.

All Other Fees. Except as described above, the Company had no other fees for services provided by Marcum during 2021 and 2020.

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

4.1	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.1 of our Form 10-K filed on March 27, 2020).

10.1	Form of Indemnification Agreement between the Company and each of its Directors and Executive Officers (incorporated by reference from our Form S-1 filed July 24, 1998 (Registration No. 333-59751).

10.2	$750,000 Ninth Amended and Restated Bridge Promissory Note dated January 2022 by and between Delfin Midstream LLC and the Company).

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	X BRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101) *Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

theglobe.com, inc.

Dated: March 24, 2022	By:	/s/ Frederick Jones
Frederick Jones Chief Executive Officer,Chief Financial Officer, and sole Board member