Form 10-Q
period 2023-09-30
THEGLOBE COM INC
filed 2023-11-07
CIK 1066684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares outstanding of the Registrant’s Common Stock, $.001 par value (the “Common Stock”) as of November 2, 2023 was 441,480,473.

THEGLOBE.COM, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.           CONDENSED FINANCIAL STATEMENTS

THEGLOBE.COM, INC.

CONDENSED BALANCE SHEETS

	SEPTEMBER 30,
	2023	DECEMBER 31,
	(Unaudited)	2022
ASSETS
Current Assets:
Cash	$7,484	$6,771
Total current assets	$7,484	$6,771
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$2,000	$2,000
Accrued expenses and other current liabilities	25,731	24,367
Accrued interest due to related party	261,564	206,172
Notes payable due to related party	952,000	861,000
Total current liabilities	1,241,295	1,093,539

Stockholders’ Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 441,480,473 shares issued at September 30, 2023 and December 31, 2022	441,480	441,480
Preferred stock, $0.001 par value; 3,000,000 shares authorized; 0 shares issued at September 30, 2023 and December 31, 2022	—	—
Additional paid in capital	296,594,042	296,594,042
Accumulated deficit	(298,269,333)	(298,122,290)
Total stockholders’ deficit	(1,233,811)	(1,086,768)
Total liabilities and stockholders’ deficit	$7,484	$6,771

See notes to unaudited condensed financial statements

THEGLOBE.COM, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(UNAUDITED)		(UNAUDITED)
Net Revenue	$—	$—	$—	$—

Operating Expenses:
General and administrative	28,156	27,400	91,651	100,203
Operating Loss	(28,156)	(27,400)	(91,651)	(100,203)
Other Expense:
Related party interest expense	18,995	16,655	55,392	46,957

Loss from Operations Before Income Tax	(47,151)	(44,055)	(147,043)	(147,160)
Income Tax Provision	—	—	—	—
Loss from Operations	(47,151)	(44,055)	(147,043)	(147,160)

Net Loss	$(47,151)	$(44,055)	$(147,043)	$(147,160)

Loss Per Share:

Basic and Diluted:	—	—	—	—

Weighted Average Common Shares Outstanding	$441,480,473	$441,480,473	$441,480,473	$441,480,473

See notes to unaudited condensed financial statements

THEGLOBE.COM, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Nine Month Period Ended September 30, 2023
	(UNAUDITED)
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2023	441,480,473	441,480	$296,594,042	$(298,122,290)	$(1,086,768)

Net Loss	—	—	—	(147,043)	(147,043)
Balance, September 30, 2023	441,480,473	$441,480	$296,594,042	$(298,269,333)	$(1,233,811)

	Nine Month Period Ended September 30, 2022
	(UNAUDITED)
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2022	441,480,473	441,480	$296,594,042	$(297,937,646)	$(902,124)

Net Loss	—	—	—	(147,160)	(147,160)
Balance, September 30, 2022	441,480,473	$441,480	$296,594,042	$(298,084,806)	$(1,049,284)

	Three Month Period Ended September 30, 2023
	(UNAUDITED)
	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balance, July 1, 2023	441,480,473	441,480	$296,594,042	$(298,222,182)	$(1,186,660)

Net Loss	—	—	—	(47,151)	(47,151)
Balance, September 30, 2023	441,480,473	$441,480	$296,594,042	$(298,269,333)	$(1,233,811)

	Three Month Period Ended September 30, 2022
	(UNAUDITED)
	Common Stock		Additional Paid-	Accumulated
	Shares	Amount	in Capital	Deficit	Total
Balance, July 1, 2022	441,480,473	441,480	$296,594,042	$(298,040,751)	$(1,005,229)

Net Loss	—	—	—	(44,055)	(44,055)
Balance, September 30, 2022	441,480,473	$441,480	$296,594,042	$(298,084,806)	$(1,049,284)

See notes to unaudited condensed financial statements

THEGLOBE.COM, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2023	2022
	(UNAUDITED)	(UNAUDITED)
Cash Flows from Operating Activities
Net Loss	$(147,043)	$(147,160)

Adjustments to reconcile net loss to net cash flows used in operating activities
Changes in operating assets and liabilities

Increase/(Decrease) Accounts payable	—	(22,203)
Increase/(Decrease) Accrued expenses and other current liabilities	1,364	(334)
Increase Accrued interest due to related party	55,392	46,958

Net cash flows used in operating activities	(90,287)	(122,739)

Cash Flows from Financing Activities
Borrowings on notes payable	91,000	121,000
Net cash flows provided by financing activities	91,000	121,000

Net Incease/(Decrease) in Cash	713	(1,739)
Cash at beginning of period	6,771	6,374
Cash at end of period	$7,484	$4,635

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

As of September 30, 2023, as reflected in our accompanying condensed balance sheet, our current liabilities exceed our total assets. We prefer to avoid filing for protection under the U.S. Bankruptcy Code. However, unless we are successful in raising additional funds through the offering of debt or equity securities, we may not be able to continue to operate as a going concern beyond the next twelve months. Notwithstanding the above, we currently intend to continue operating as a public company and making all the requisite filings under the Exchange Act.

UNAUDITED INTERIM CONDENSED FINANCIAL INFORMATION

The unaudited interim condensed financial statements of the Company at September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed financial statements.

In the opinion of management, the accompanying unaudited interim condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2023 and the results of its operations and stockholders’ equity for the three and nine months ended September 30, 2023 and 2022 and its cash flows for the nine months ended September 30, 2023 and 2022. The interim results for such periods are not necessarily indicative of results expected for the full year or for any future period.

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

NET INCOME PER SHARE

The Company reports basic and diluted net income per common share in accordance with FASB ASC Topic 260, “Earnings Per Share.” Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive. There were no potentially dilutive securities and common stock equivalents for the period ended September 30, 2023.

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

Delfin, the Company’s majority stockholder, has continued to fund the Company through loans to the Company (see Note 3). At September 30, 2023, the Company had a net working capital deficit of approximately $1,234,000. Such working capital deficit included accrued expenses of approximately $26,000, accounts payable of approximately $2,000 and approximately $1,214,000 in principal and accrued interest owed under the Promissory Note(as defined in Note 3) with Delfin.

The coronavirus (COVID-19) pandemic and its future impact on debt and equity markets could have a material adverse effect on our financial condition and ability to operate as a going concern. The extent to which COVID-19, or any epidemics, pandemics, outbreaks or other health crises may negatively affect our business, will depend on future developments which are uncertain and impossible to predict. Any prolonged precautions or restrictions imposed by governmental authorities and public health departments could result in indeterminate periods of decreased economic activity throughout the U.S. and globally, including reduced or ceased business operations; delayed or affect future government grants; or decline in international trade and shortages of supplies, goods and services.

MANAGEMENT’S PLANS

Management anticipates continued funding from Delfin over the next twelve months as it determines the direction of the Company.

(3)          DEBT

In March 2018, the Company executed a promissory note with Delfin for $50,000 (as amended and restated from time to time, the “Promissory Note”), which was amended and restated several times over the years and in September 2022 to $861,000, which was our balance at December 31, 2022. In January 2023 it was amended and restated to $906,000, in April 2023 to $932,000, in July 2023 to $952,000 (cash received August) and then again in October 2023 to increase the principal amount to up to $977,000. The Promissory Note is used to pay certain accrued expenses, accounts payable and to allow the Company to have working capital. Interest accrues on the unpaid principal balance at a rate of 8% per annum, calculated on a 365/66 day year, as applicable. The Promissory Note is due upon demand. It may be prepaid in whole or in any part at any time prior to demand. Management anticipates continued funding from Delfin over the next twelve months as it determines the direction of the Company.

(4)          RELATED PARTY TRANSACTIONS

Under terms of the debt with its majority stockholder ( See Note 3), the Company has recorded accrued interest of approximately $262,000 as of September 30, 2023 and approximately $206,000 as of December 31, 2022. The Company has also recorded interest expense of approximately $19,000 and $17,000 for the three months ended September 30, 2023 and 2022 and $55,000 and $47,000 for the nine months ended September 30, 2023 and 2022, respectively.

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

As of September 30, 2023, as reflected in our accompanying condensed balance sheet, our current liabilities exceed our total assets.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2022

NET REVENUE. Commensurate with the sale of our Tralliance business on September 29, 2008, we became a shell company, and we have not had any material operations since then. As a result, net revenue for both the three months ended September 30, 2023 and 2022 was $0.

GENERAL AND ADMINISTRATIVE. General and administrative expenses include only customary public company expenses, including accounting, legal, audit, insurance and other related public company costs. General and administrative expenses totaled approximately $28,000 in the third quarter of 2023 as compared to approximately $27,000 for the same quarter of the prior year.

RELATED PARTY INTEREST EXPENSE. Related party interest expense for the three months ended September 30, 2023 totaled $18,995 compared to $16,665 for the three months ended September 30, 2022. This increase consisted of interest due and payable to Delfin for additional loan amounts.

NET LOSS. Net loss for the three months ended September 30, 2023 was approximately $47,000 as compared to a net loss of approximately $44,000 for the three months ended September 30, 2022.The increase was primarily due to increased related party interest.

NINE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2022

NET REVENUE. Commensurate with the sale of our Tralliance business on September 29, 2008, we became a shell company, and we have not had any material operations since then. As a result, net revenue for both the nine months ended September 30, 2023 and 2022 was $0.

GENERAL AND ADMINISTRATIVE. General and administrative expenses include only customary public company expenses, including accounting, legal, audit, insurance and other related public company costs. General and administrative expenses totaled approximately $92,000 for the first nine months of 2023 as compared to approximately $100,000 for the same period of the prior year. This decrease was due to a decrease in legal fees.

RELATED PARTY INTEREST EXPENSE. Related party interest expense for the nine months ended September 30, 2023 totaled $55,392 compared to $46,957 for the nine months ended September 30, 2022. This increase consisted of interest due and payable to Delfin as the loan amount has increased.

NET LOSS. Net loss for the nine months ended September 30, 2023 was approximately $147,000 as compared to a net loss of approximately $147,000 for the nine months ended September 30, 2022. The net loss remained the same due to decreased legal fees offset by increased related party interest.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ITEMS

As of September 30, 2023, we had $7,484 in cash as compared to $6,771 as of December 31, 2022. Net cash flows used in operating activities totaled approximately $90,000 for the nine months ended September 30, 2023 compared to net cash flows used in operating activities of $123,000 for the nine months ended September 30, 2022.

Net cash flows provided by financing activities totaled $91,000 for the nine months ended September 30, 2023 compared to $121,000 for the nine months ended September 30, 2022.

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

As of September 30, 2023, as reflected in our accompanying balance sheet, our current liabilities exceed our total assets. We prefer to avoid filing for protection under the U.S. Bankruptcy Code. However, unless we are successful in raising additional funds through the offering of debt or equity securities, we may not be able to continue to operate as a going concern beyond the next twelve months. Notwithstanding the above, we currently intend to continue operating as a public company and making all the requisite filings under the Exchange Act.

In March 2018, the Company executed a Promissory Note with Delfin for $50,000, which was amended and restated several times over the years and in September 2022 to $861,000, which was our balance at December 31, 2022. In January 2023 it was amended and restated to $906,000, in April 2023 to $932,000, in July 2023 to $952,000 (cash received in August) and then again in October 2023 to increase the principal amount to up to $977,000. The Promissory Note is used to pay certain accrued expenses, accounts payable and to allow the Company to have working capital. Interest accrues on the unpaid principal balance at a rate of 8% per annum, calculated on a 365/66 day year, as applicable. The Promissory Note is due upon demand. It may be prepaid in whole or in any part at any time prior to demand. Management anticipates continued funding from Delfin over the next twelve months as it determines the direction of the Company.

At September 30, 2023, the Company had a net working capital deficit of approximately $1,234,000. Such working capital deficit included accrued expenses of approximately $26,000, accounts payable of approximately $2,000 and approximately $1,214,000 in principal and accrued interest owed under the Promissory Note with Delfin.

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

Our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, as of September 30, 2023, our disclosure controls and procedures were effective in alerting him in a timely manner to material information regarding us that is required to be included in our periodic reports to the SEC.

Our Chief Executive Officer and Chief Financial Officer has evaluated any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, and has determined there to be no reportable changes.

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

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

10.2

$952,000 Fifteenth Amended and Restated Bridge Promissory Note dated July 26, 2023 by and between Delfin Midstream LLC and the Company and $977,000 Sixteenth Amended and Restated Bridge Promissory Note dated October 12, 2023 by and between Delfin Midstream LLC and the Company.

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

Dated: November 7, 2023	theglobe.com, inc.

	By:	/s/ Frederick Jones
Frederick Jones
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Duly Authorized Officer)