Form 10-K
period 2023-12-31
THEGLOBE COM INC
filed 2024-03-15
CIK 1066684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to________

Commission file number: 0-25053

THEGLOBE.COM, INC.

(Exact name of Registrant as Specified in Its Charter)

STATE OF DELAWARE	14-1782422
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NO.)

609 MAIN STREET, SUITE 2500, HOUSTON, TX 77002

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
Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b).☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

☒ Yes ☐ No

Aggregate market value of the voting Common Stock held by non-affiliates of the Registrant as of the close of business as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2023: $25,666,577. *

*Includes voting stock held by third parties, which may be deemed to be beneficially owned by affiliates, but for which such affiliates have disclaimed beneficial ownership.

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value (the “Common Stock”), as of February 28, 2024 was 441,480,473.

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

These forward-looking statements reflect our current view about future events and are subject to risks, uncertainties and assumptions. Unless required by law, we do not intend to update any of the forward-looking statements after the date of this Form 10-K or to conform these statements to actual results. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. A description of risks that could cause our results to vary appears under “Risk Factors” and elsewhere in this Form 10-K. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

●our ability to raise additional and sufficient capital;
●our ability to continue to receive funding from related parties;
●our ability to successfully estimate the impact of certain accounting and tax matters.

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

As of December 31, 2023, as reflected in our accompanying Balance Sheet, our current liabilities exceed our total assets. We prefer to avoid filing for protection under the U.S. Bankruptcy Code. However, unless we are successful in raising additional funds through the offering of debt or equity securities, we may not be able to continue to operate as a going concern for any significant length of time in the future. Notwithstanding the above, we currently intend to continue operating as a public company and make all the requisite filings under the Exchange Act.

EMPLOYEES

As of March 3, 2024, we had no employees. Our executive officer currently devotes very limited time to our business and receives no compensation from us. Our executive officer is an officer, director and/or stockholder of other companies which may have ongoing business relationships with the Company. See the section in this annual report entitled “Item 1A. Risk Factors—Our management may have other interests that may conflict with the interests of our stockholders.”

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

Delfin, the Company’s majority stockholder, has continued to fund the Company through loans to the Company. See the section of this annual report entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” At December 31, 2023, the Company had a net working capital deficit of approximately $1,279,000. This deficit included accrued expenses of approximately $26,000, accounts payable of approximately $4,000 and approximately $1,258,000 in principal and accrued interest owed under the Promissory Note entered into with Delfin in March 2018 (the “Promissory Note”) which has been subsequently amended and restated.

On a short term liquidity basis, we must receive capital contributions or loans from Delfin or its affiliates in order to continue as a going concern. We prefer to avoid filing for protection under the U.S. Bankruptcy Code. However, based upon our current financial condition as discussed above, we believe that we will need to raise additional debt or equity capital in order for us to continue to operate as a going concern on a long-term basis. Any such capital would likely come from Delfin, as we currently have no access to credit facilities and have traditionally relied on borrowings from related parties to meet short-term liquidity needs. Any equity capital raised may result in substantial dilution in the number of outstanding shares of our Common Stock,. We intend to continue to use the proceeds from the amended and restated Promissory Note and seek other loans from Delfin and related entities, if necessary, to fund our public company operating costs while we explore our options related to the future of theglobe.

As of December 31, 2023, we borrowed a total of $977,000 under the amended and restated Promissory Note from Delfin, which was amended and restated again in December 2023 to increase our borrowing to $1,027,000, of which cash was not received and recorded until January 2024.

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

We have no meaningful revenues and are dependent on our cash on hand to fund the costs associated with the reporting obligations under the Exchange Act, and other administrative costs associated with our corporate existence. For the years ended December 31, 2023 and 2022, we incurred net losses of $191,740 and $186,844, respectively. General and administrative expenses include customary public company expenses, including outside legal and audit fees, insurance and other related public company costs. We do not expect to generate any revenues unless and until we commence business operations. In the past, we relied on funding from affiliated creditors and we may need additional funding beyond those sources to continue as a going concern. In the event that our available funds prove to be insufficient, we will be required to seek additional financing. Our failure to secure additional financing could have a material adverse effect on our ability to pay the legal and audit fees and other administrative costs in order to continue to fulfill our reporting obligations. We do not have any arrangements with any bank or financial institution to secure additional financing and such financing may not be available on terms acceptable and in our best interests, if at all.

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

As of December 31, 2023, our majority stockholder, Delfin Midstream LLC, holds approximately 70.9% of the issued and outstanding shares of our Common Stock. Accordingly, Delfin continues to be in a position to control the vote on all corporate actions in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

As a shell company with no current business or operations, we do not have an established processes to oversee and identify material risks from cybersecurity threats nor any board committee or subcommittee responsible for the oversight of risks from cybersecurity threats.

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

	2023		2022
	High	Low	High	Low
Fourth Quarter	$0.45	$0.11	$0.84	$0.35
Third Quarter	$0.35	$0.17	$0.68	$0.07
Second Quarter	$0.36	$0.11	$0.27	$0.06
First Quarter	$0.43	$0.13	$0.23	$0.06

Holders of Common Stock

We had approximately 420 holders of record of Common Stock as of February 28, 2024. This does not reflect persons or entities that hold Common Stock in nominee or “street” name through various brokerage firms.

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

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

As a shell company, we currently have no material operations or assets.

Basis of Presentation of Financial Statements; Going Concern

We received a report from our independent registered public accountants, relating to our December 31, 2023 audited financial statements, containing an explanatory paragraph regarding our ability to continue as a going concern. As a shell company, our management believes that we will not be able to generate operating cash flows sufficient to fund our operations and pay our existing current liabilities in the foreseeable future. Based upon our current limited cash resources and without the infusion of additional capital and/or the continued forbearance of our creditors, our management does not believe we can operate as a going concern beyond the next twelve months. See “Future and Critical Need for Capital” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details.

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

Results of Operations

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Net Revenue

Commensurate with the sale of our Tralliance business on September 29, 2008, we became a shell company, and have not had any material operations since then. As a result, net revenue was $0 for both of the years ended December 31, 2023 and 2022.

General and Administrative

General and administrative expenses include only those customary public company expenses, including outside legal and audit fees, insurance and other related public company costs. General and administrative expenses totaled approximately $117,000 for the year ended December 31, 2023 and $120,000 for the year ended December 31, 2022. The decrease was due to a decrease in legal fees offset by an increase in accounting fees in the current year as compared to prior year.

Related Party Interest Expense

Related party interest expense for the years ended December 31, 2023 and 2022 was approximately $75,000 and $64,000, respectively, and consisted of interest due and payable to Delfin under the Bridge Note. The increase is due to an increase in the amount of money borrowed from Delfin.

Net Loss

Net loss for the year ended December 31, 2023 was approximately $192,000 as compared to a net loss of approximately $185,000 for the year ended December 31, 2022 as a result of decreased legal fees offset by an increase in accounting fees and related party interest expense.

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

In March 2018, the Company executed a promissory note with Delfin for $50,000 (as amended and restated from time to time, the “Promissory Note”), which was amended and restated several times over the years and in October 2023 to $977,000, which was our balance at December 31, 2023. In December 2023 management amended again to increase our borrowing to $1,027,000, however cash was not received and recorded until January 2024. The Promissory Note is used to pay certain accrued expenses, accounts payable and to allow the Company to have working capital. Interest accrues on the unpaid principal balance at a rate of 8% per annum, calculated on a 365/66 day year, as applicable. The Promissory Note is due upon demand. It may be prepaid in whole or in any part at any time prior to demand. Management anticipates continued funding from Delfin over the next twelve months as it determines the direction of the Company.

Delfin, the Company’s majority stockholder, has continued to fund the Company through loans to the Company (see Note 3). At December 31, 2023, the Company had a net working capital deficit of approximately $1,279,000. This deficit included accrued expenses of approximately $26,000, accounts payable of approximately $4,000 and approximately $1,258,000 in principal and accrued interest owed under the Promissory Note with Delfin.

Cash Flow Items

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

As of December 31, 2023, we had $9,105 in cash as compared to $6,771 as of December 31, 2022. Net cash flows used in operating activities totaled approximately $114,000 for the year ended December 31, 2023 compared to cash flows used in operating activities of approximately $156,000 for the year ended December 31, 2022.

Net cash flows provided by financing activities totaled approximately $116,000 for the year ended December 31, 2023 compared to approximately $156,000 for the year ended December 31, 2022.

Off-Balance Sheet Arrangements

As of December 31, 2023, we did not have any material off-balance sheet arrangements that have or are reasonably likely to have a material effect on our current or future financial condition, revenues or expenses, results of operations, liquidity, or capital resources.

Effects of Inflation

Management believes that inflation has not had a significant effect on our results of operations during 2023 and 2022.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. Certain of our accounting policies require higher degrees of judgment than others in their application. Our company does not have any as of December 31, 2023.

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

FINANCIAL STATEMENTS

THEGLOBE.COM, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
theglobe.com, inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of theglobe.com, Inc. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Fort Lauderdale, Florida

March 15, 2024

THEGLOBE.COM, INC.

BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash	$9,105	$6,771
Total current assets	$9,105	$6,771

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$3,661	$2,000
Accrued expenses and other current liabilities	25,748	24,367
Accrued interest due to related party	281,204	206,172
Notes payable due to related party	977,000	861,000
Total current liabilities	1,287,613	1,093,539

Stockholders’ Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 441,480,473 shares issued and outstanding at December 31, 2023 and December 31, 2022	441,480	441,480
Preferred stock, $0.001 par value; 3,000,000 shares authorized; 0 shares issued at December 31, 2023 and 2022	—	—
Additional paid in capital	296,594,042	296,594,042
Accumulated deficit	(298,314,030)	(298,122,290)
Total stockholders’ deficit	(1,278,508)	(1,086,768)
Total liabilities and stockholders’ deficit	$9,105	$6,771

See notes to financial statements.

THEGLOBE.COM, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022

Net Revenue	$—	$—

Operating Expenses:
General and administrative	116,708	120,348
Total Operating Expenses	116,708	120,348

Operating Loss	(116,708)	(120,348)

Related party interest expense	(75,032)	(64,296)

Loss Before Income Taxes	(191,740)	(184,644)

Income Taxes	—	—
Net Loss	$(191,740)	$(184,644)

Loss Per Share:
Basic and Diluted:	$—	$—

Weighted Average Common Shares Outstanding	441,480,473	441,480,473

See notes to financial statements.

THEGLOBE.COM, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2022	441,480,473	$441,480	$294,594,042	$(297,937,646)	$(902,124)

Year Ended December 31, 2022
Net Loss	—	—	—	(184,644)	(184,644)
Balance December 31, 2022	441,480,473	441,480	296,594,042	(298,122,290)	(1,086,768)

Year Ended December 31, 2023
Net Loss	—	—	—	(191,740)	(191,740)
Balance, December 31, 2023	441,480,473	$441,480	$296,594,042	$(298,314,030)	$(1,278,508)

See notes to financial statements.

THEGLOBE.COM, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net Loss	$(191,740)	$(184,644)

Adjustments to reconcile loss from operations to net cash flows used in operating activities:

Changes in operating assets and liabilities:
Accounts payable	1,661	(34,773)
Accrued expenses and other current liabilities	1,381	(483)
Accrued interest due to related party	75,032	64,297

Net cash flows used in operating activities	(113,666)	(155,603)

Cash Flows from Financing Activities:
Borrowings on notes payable	116,000	156,000
Net cash flows from financing activities	116,000	156,000

Net change in cash	2,334	397
Cash at beginning of period	6,771	6,374
Cash at end of period	$9,105	$6,771

See notes to financial statements.

THEGLOBE.COM, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2023 and 2022

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

As of December 31, 2023, as reflected in our accompanying Balance Sheet, our current liabilities exceed our total assets. We prefer to avoid filing for protection under the U.S. Bankruptcy Code. However, unless we are successful in raising additional funds through the offering of debt or equity securities, we may not be able to continue to operate as a going concern for any significant length of time in the future. Notwithstanding the above, we currently intend to continue operating as a public company and making all the requisite filings under the Exchange Act.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and expenses during the reporting period.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic on Fair Value Measurements and Disclosure (“ASC 820”) requires that the Company disclose estimated fair values of its financial instruments. The carrying amount of certain of the Company’s financial instruments, including cash, accounts payable and accrued expenses, are a reasonable estimate of their fair values at December 31, 2023 and 2022, respectively, due to their short maturities.

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

NET LOSS PER COMMON SHARE

The Company reports basic and diluted net loss per common share in accordance with FASB ASC Topic 260, “Earnings Per Share.” Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive. There were no potentially dilutive securities and common stock equivalents for the years ended December 31, 2023 and 2022.

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

Delfin, the Company’s majority stockholder, has continued to fund the Company through loans to the Company (see Note 3). At December 31, 2023, the Company had a net working capital deficit of approximately $1,279,000. This deficit included accrued expenses of approximately $26,000, accounts payable of approximately $4,000 and approximately $1,258,000 in principal and accrued interest owed under the Promissory Note with Delfin.

MANAGEMENT PLANS

Management anticipates continued funding from Delfin over the next twelve months as it determines the direction of the Company.

(3)          DEBT

In March 2018, the Company executed a promissory note with Delfin for $50,000 (as amended and restated from time to time, the “Promissory Note”), which was amended and restated several times over the years and in October 2023 to $977,000, which was our balance at December 31, 2023. In December 2023 management amended again to increase our borrowing to $1,027,000, however cash was not received and recorded until January 2024. The Promissory Note is used to pay certain accrued expenses, accounts payable and to allow the Company to have working capital. Interest accrues on the unpaid principal balance at a rate of 8% per annum, calculated on a 365/66 day year, as applicable. The Promissory Note is due upon demand. It may be prepaid in whole or in any part at any time prior to demand. Management anticipates continued funding from Delfin over the next twelve months as it determines the direction of the Company.

(4)          INCOME TAXES

The provision (benefit) for income taxes is summarized as follows:

	Year Ended December 31,
	2023	2022
Operations	$—	$—
	$—	$—

The following is a reconciliation of the federal income tax provision at the federal statutory rate to the Company’s tax provision attributable to operations:

	Year Ended December 31,
	2023	2022

Statutory federal income tax rate	21.00%	21.00%
State income taxes, net of federal benefit	4.35	4.74
Change in valuation allowance	(25.34)	(25.74)

Effective tax rate	0.00%	0.00%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2023 and 2022 are presented below.

	Year Ended December 31,
	2023	2022

Deferred tax assets (liabilities):
Net operating loss carryforwards	$318,000	$274,000
Issuance of warrants	967,000	982,000
Accrued expenses	29,000	29,000
Depreciation and amortization	10,000	10,000
Total gross deferred tax assets	1,324,000	1,295,000
Less: valuation allowance	(1,324,000)	(1,295,000)
Total net deferred tax assets	$—	$—

Because of the Company’s lack of earnings history, the net deferred tax assets have been fully offset by a 100% valuation allowance. The valuation allowance for net deferred tax assets was $1,324,000 and $1,295,000 as of December 31, 2023 and 2022, respectively. The net change in the total valuation allowance was $(29,000) and $(48,000) for the years ended December 31, 2023 and 2022, respectively.

At December 31, 2023, the Company had net operating loss carryforwards available for U.S. tax purposes of approximately $1,253,000, which will carry forward indefinitely.

(5)          RELATED PARTY TRANSACTIONS

Under terms of the debt with its majority stockholder (See Note 3), the Company recorded accrued interest of approximately $281,000 and $206,000 as of December 31, 2023 and 2022, respectively and interest expense of approximately $75,000 and $64,000 for the years ended December 31, 2023 and 2022, respectively.

(6)          SUBSEQUENT EVENTS

The Company’s management evaluated subsequent events through the time of the filing of this report on Form 10-K. The Company’s management is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on its financial statements, with the exceptional of additional funding received from Delfin of $50,000 on January 5, 2024. The Amended and Restated promissory note are attached as an exhibit.

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

Our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

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

Under the supervision of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023. Our management used the updated Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to perform this evaluation. Based upon this evaluation and management’s assessment, management has concluded that internal control over financial reporting was effective as of December 31, 2023. Because we are a smaller public company, we are not required to provide an independent public accountant’s attestation report covering our assessment of internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Our management, which currently consists of Mr. Jones, acting as our Chief Executive Officer and Chief Financial Officer, has evaluated any change in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, and has determined there to be no reportable changes.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages and current positions with the Company held by our Directors and Executive Officers.

NAME	AGE	POSITION OR OFFICE WITH THE COMPANY	DIRECTOR SINCE
Frederick Jones	76	President, Chief Executive Officer, Chief Financial Officer and Director	June 29, 2018

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

Frederick Jones, 76, has been involved in international commodity trading, energy infrastructure, real estate, and oil and gas businesses for approximately 50 years. Mr. Jones was one of the early investors in U.S. shale gas. For approximately the past ten (10) years, Mr. Jones has served, and continues to serve, as the Chief Executive Officer of Fairwood Peninsula Energy Corporation (“Fairwood”), a midstream liquefied natural gas company. Fairwood is a material stockholder of our controlling stockholder, Delfin Midstream, Inc. (“Delfin”). Mr. Jones was a founder of Fairwood and is currently a material Delfin stockholder. He was also a founding stockholder in Marc Rich + Co A.G., Switzerland, now known as Glencore Plc.

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

Based solely on our review of copies of Forms 3 and 4 and any amendments furnished to us pursuant to Rule 16a-3(e) and any written representations referred to in Item 405(b)(2)(i) of Regulation S-K stating that no Forms 5 were required, we believe that, during the 2023 fiscal year, our officers, directors and all persons owning more than 10% of a registered class of our equity securities have complied with all Section 16(a) applicable filing requirements.

Code of Ethics

We have adopted a Code of Ethics applicable to our officers, including our principal executive officer, principal financial officer, principal accounting officer and any other persons performing similar functions. The Code of Ethics will be provided free of charge by the Company to interested parties upon request. Requests should be made in writing and directed to the Company at the following address: 609 Main Street, Suite 2500, Houston, TX 77002, Attention: Frederick Jones.

Board Meetings

Including unanimous written actions of the Board, the Board met 4 times in 2023

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

Compensation. Because the Company currently has no material operations and none of its executive officers in 2023 received a salary, we do not believe it is necessary to have a compensation committee at this time. We believe that our Board can adequately perform the functions of a compensation committee. Due to his status as an officer of the Company, our sole director is not “independent” within the meaning of applicable Nasdaq Stock Market listing standards, including any heightened independence requirements specific to compensation committee members.

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

The Board will consider for nomination by the Board director candidates recommended by stockholders if the stockholders comply with the following requirements. Under our By-Laws, if a stockholder wishes to nominate a director at the annual meeting, we must receive the stockholder’s written notice not less than 60 days nor more than 90 days prior to the date of the annual meeting, unless we give our stockholders less than 70 days’ notice of the date of our annual meeting. If we provide less than 70 days’ notice, then we must receive the stockholder’s written notice by the close of business on the 10th day after we provide notice of the date of the annual meeting. The notice must contain the specific information required in our By-Laws. A copy of our By-Laws may be obtained by writing to the Company. If we receive a stockholder’s proposal within the time periods required under our By-Laws, we may choose, but are not required, to include it in our proxy statement. If we do, we may tell the other stockholders what we think of the proposal, and how we intend to use our discretionary authority to vote on the proposal. All proposals should be made in writing and sent via registered, certified or express mail, to our executive offices, 609 Main Street, Suite 2500, Houston, TX 77002 Attention: Frederick Jones.

Stockholder Communications with the Board of Directors. Any stockholder who wishes to send communications to the Board should mail them addressed to the intended recipient by name or position in care of: theglobe.com, inc., 609 Main Street, Suite 2500, Houston, TX 77002 Attention: Frederick Jones. Upon receipt of any such communications, Mr. Jones will determine the identity of the intended recipient and whether the communication is an appropriate stockholder communication. Then Mr. Jones will send all appropriate stockholder communications to the intended recipient. An “appropriate stockholder communication” is a communication from a person claiming to be a stockholder in the communication, the subject of which relates solely to the sender’s interest as a stockholder and not to any other personal or business interest.

In the case of communications addressed to the Board, the Company will send appropriate stockholder communications to the Board. In the case of communications addressed to any particular directors, the Company will send appropriate stockholder communications to such director.

Attendance at Annual Meetings

The Board encourages, but does not require, its directors to attend the Company’s annual meeting of stockholders. The Company did not hold an annual meeting in 2023.

ITEM 11. EXECUTIVE COMPENSATION

Overview

We do not maintain any executive compensation plans or programs. Mr. Jones, our sole executive officer, did not receive compensation for his services in 2023. In addition, all of our stock option plans have been terminated and there were no unexercised equity awards outstanding as of December 31, 2023 and no Named Executive Officer exercised equity awards during 2023.

SUMMARY COMPENSATION TABLE

We did not provide any compensation for services to our principal executive officer at any time for the years ended December 31, 2023 and December 31, 2022.

COMPENSATION OF DIRECTORS

Directors who are also our employees or officers receive no compensation for serving on our Board. Mr. Jones did not receive a salary, bonus or awards in 2023 for his service on the Board. We reimburse non-employee/non-management directors for all travel and other expenses incurred in connection with attending Board meetings. All of our stock option plans have been terminated and there were no unexercised equity awards outstanding as of December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of February 28, 2024 (except as otherwise indicated) by (i) each person who owns beneficially more than 5% of our Common Stock, (ii) each of our directors, (iii) each of our “Named Executive Officers” and (iv) all directors and executive officers as a group. A total of 441,480,473 shares of theglobe’s Common Stock were issued and outstanding on February 28, 2024.

The amounts and percentage of Common Stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Unless otherwise indicated below, the address of each person or entity named in the table below is in care of theglobe.com, inc., 609 Main Street, Suite 2500, Houston, TX 77002.

SHARES BENEFICIALLY OWNED
TITLE OF
DIRECTORS AND NAMED EXECUTIVE OFFICERS	NUMBER	PERCENT	CLASS
Frederick Jones	—	—	—

All directors and executive officers as a group (1 person)	—	—	Common

5% STOCKHOLDERS

Delfin Midstream Inc.(1)	312,825,952	70.9%	Common
(1)	These shares are owned directly by Delfin Midstream Inc. Delfin Midstream Inc’s address is 609 Main Street, Suite 2500, Houston, TX 77002.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2023

All of our stock option plans have been terminated and there were no unexercised equity awards outstanding as of December 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The following is a summary of transactions, since December 31, 2018, to which we have been a party, in which the amount involved exceeded the lesser of $120,000 or 1% of the average of our total assets at December 31, 2023 and December 31, 2022, and in which any of our directors, executive officers, beneficial holders of more than 5% of our capital stock or certain other related persons had or will have a direct or indirect material interest.

 Loans

In March 2018, the Company executed a promissory note with Delfin for $50,000 (as amended and restated from time to time, the “Promissory Note”), which was amended and restated several times over the years and in October 2023 to $977,000, which was our balance at December 31, 2023. In December 2023 management amended again to increase our borrowing to $1,027,000, however cash was not received and recorded until January 2024. The Promissory Note is used to pay certain accrued expenses, accounts payable and to allow the Company to have working capital. Interest accrues on the unpaid principal balance at a rate of 8% per annum, calculated on a 365/66 day year, as applicable. The Promissory Note is due upon demand. It may be prepaid in whole or in any part at any time prior to demand. Management anticipates continued funding from Delfin over the next twelve months as it determines the direction of the Company. For more information, see the section in this annual report entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Future and Critical Need for Capital.”

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees billed by Marcum LLP (“Marcum”), independent public accountants, for professional services rendered for the audit of our annual financial statements during 2023 and 2022 and the reviews of the financial statements included in our Forms 10-Q and 10-K, as appropriate, were $38,043 for year ended December 31, 2023 and $43,945 for year ended December 31, 2022.

Audit-Related Fees. During the last two fiscal years, Marcum did not provide the Company with any services that are reasonably related to the performance of the audit of our financial statements.

Tax Fees. The aggregate fees billed for tax services provided by Marcum in connection with tax compliance, tax consulting and tax planning services for the year ended 2023 was $721 and $743 for the year ended 2022 in connection with tax return preparation and filing.

All Other Fees. Except as described above, the Company had no other fees for services provided by Marcum during 2023 and 2022.

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

4.1	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.1 of our Form 10-K filed on March 27, 2020).

10.1	Form of Indemnification Agreement between the Company and each of its Directors and Executive Officers (incorporated by reference from our Form S-1 filed July 24, 1998 (Registration No. 333-59751).

10.2	$1,027,000 Seventeenth Amended and Restated Bridge Promissory Note dated December 2023 by and between Delfin Midstream LLC and the Company).

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

theglobe.com, inc.

Dated: March 15, 2024	By:	/s/ Frederick Jones
Frederick Jones Chief Executive Officer,Chief Financial Officer, and sole Board member