Form 10-K
period 2024-12-31
THEGLOBE COM INC
filed 2025-03-20
CIK 1066684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

☒ Yes ☐ No

Aggregate market value of the voting Common Stock held by non-affiliates of the Registrant as of the close of business as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2024: $19,298,178. *

*Includes voting stock held by third parties, which may be deemed to be beneficially owned by affiliates, but for which such affiliates have disclaimed beneficial ownership.

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value (the “Common Stock”), as of March 18, 2025 was 441,480,473.

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

As of December 31, 2024, as reflected in our accompanying Balance Sheet, our current liabilities exceed our total assets. We prefer to avoid filing for protection under the U.S. Bankruptcy Code. However, unless we are successful in raising additional funds through the offering of debt or equity securities, we may not be able to continue to operate as a going concern for any significant length of time in the future. Notwithstanding the above, we currently intend to continue operating as a public company and make all the requisite filings under the Exchange Act.

EMPLOYEES

As of March 19, 2025, we had no employees. Our executive officer currently devotes very limited time to our business and receives no compensation from us. Our executive officer is an officer, director and/or stockholder of other companies which may have ongoing business relationships with the Company. See the section in this annual report entitled “Item 1A. Risk Factors—Our management may have other interests that may conflict with the interests of our stockholders.”

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

Delfin, the Company’s majority stockholder, has continued to fund the Company through loans to the Company. See the section of this annual report entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” At December 31, 2024, the Company had a net working capital deficit of approximately $1,483,000. This deficit included accrued expenses of approximately $26,000, accounts payable of approximately $2,000 and approximately $1,479,000 in principal and accrued interest owed under the Promissory Note entered into with Delfin in March 2018 (the “Promissory Note”) which has been subsequently amended and restated.

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

As of December 31, 2024, we borrowed a total of $1,113,000 under the amended and restated Promissory Note from Delfin which was further amended and restated in November 2024.

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

We have no meaningful revenues and are dependent on our cash on hand to fund the costs associated with the reporting obligations under the Exchange Act, and other administrative costs associated with our corporate existence. For the years ended December 31, 2024 and 2023, we incurred net losses of $204,867 and $191,740, respectively. General and administrative expenses include customary public company expenses, including outside legal and audit fees, insurance and other related public company costs. We do not expect to generate any meaningful revenues unless and until we commence business operations. In the past, we relied on funding from affiliated creditors and we may need additional funding beyond those sources to continue as a going concern. In the event that our available funds prove to be insufficient, we will be required to seek additional financing. Our failure to secure additional financing could have a material adverse effect on our ability to pay the legal and audit fees and other administrative costs in order to continue to fulfill our reporting obligations. We do not have any arrangements with any bank or financial institution to secure additional financing and such financing may not be available on terms acceptable and in our best interests, if at all.

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

As of December 31, 2024, our majority stockholder, Delfin Midstream LLC, holds approximately 70.9% of the issued and outstanding shares of our Common Stock. Accordingly, Delfin continues to be in a position to control the vote on all corporate actions in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

As a shell company with no current business or operations, we do not have an established process to oversee and identify material risks from cybersecurity threats nor any board committee or subcommittee responsible for the oversight of risks from cybersecurity threats.

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

	2024		2023
	High	Low	High	Low
Fourth Quarter	$0.22	$0.09	$0.45	$0.11
Third Quarter	$0.17	$0.07	$0.35	$0.17
Second Quarter	$0.25	$0.11	$0.36	$0.11
First Quarter	$0.28	$0.15	$0.43	$0.13

Holders of Common Stock

We had approximately 415 holders of record of Common Stock as of January 13, 2025. This does not reflect persons or entities that hold Common Stock in nominee or “street” name through various brokerage firms.

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

Basis of Presentation of Financial Statements; Going Concern

We received a report from our independent registered public accountants, relating to our December 31, 2024 audited financial statements, containing an explanatory paragraph regarding our ability to continue as a going concern. As a shell company, our management believes that we will not be able to generate operating cash flows sufficient to fund our operations and pay our existing current liabilities in the foreseeable future. Based upon our current limited cash resources and without the infusion of additional capital and/or the continued forbearance of our creditors, our management does not believe we can operate as a going concern beyond the next twelve months. See “Future and Critical Need for Capital” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details.

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

Results of Operations

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Net Revenue

Commensurate with the sale of our Tralliance business on September 29, 2008, we became a shell company, and have not had any material operations since then. As a result, net revenue was $0 for both of the years ended December 31, 2024 and 2023.

General and Administrative

General and administrative expenses include only those customary public company expenses, including outside legal and audit fees, insurance and other related public company costs. General and administrative expenses totaled approximately $127,000 for the year ended December 31, 2024 and $117,000 for the year ended December 31, 2023. The increase was due to an increase in legal as well as an increase in accounting fees in the current year as compared to prior year.

Related Party Interest Expense

Related party interest expense for the years ended December 31, 2024 and 2023 was approximately $85,000 and $75,000, respectively, and consisted of interest due and payable to Delfin under the Bridge Note. The increase is due to an increase in the amount of money borrowed from Delfin.

Net Loss

Net loss for the year ended December 31, 2024 was approximately $205,000 as compared to a net loss of approximately $192,000 for the year ended December 31, 2023 as a result of an increase in legal and accounting fees as well as related party interest expense.

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

In March 2018, the Company executed a promissory note with Delfin for $50,000 (as amended and restated from time to time, the “Promissory Note”), which was amended and restated several times over the years and in November 2024 to $1,113,000, which was our balance at December 31, 2024. The Promissory Note is used to pay certain accrued expenses, accounts payable and to allow the Company to have working capital. Interest accrues on the unpaid principal balance at a rate of 8% per annum, calculated on a 365/66 day year, as applicable. The Promissory Note is due upon demand. It may be prepaid in whole or in any part at any time prior to demand. Management anticipates continued funding from Delfin over the next twelve months as it determines the direction of the Company.

Delfin, the Company’s majority stockholder, has continued to fund the Company through loans to the Company (see Note 3). At December 31, 2024, the Company had a net working capital deficit of approximately $1,483,000. This deficit included accrued expenses of approximately $26,000, accounts payable of approximately $2,000 and approximately $1,479,000 in principal and accrued interest owed under the Promissory Note with Delfin.

Cash Flow Items

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

As of December 31, 2024, we had $23,750 in cash as compared to $9,105 as of December 31, 2023. Net cash flows used in operating activities totaled approximately $121,000 for the year ended December 31, 2024 compared to cash flows used in operating activities of approximately $114,000 for the year ended December 31, 2023.

Net cash flows provided by financing activities totaled approximately $136,000 for the year ended December 31, 2024 compared to approximately $116,000 for the year ended December 31, 2023.

Off-Balance Sheet Arrangements

As of December 31, 2024, we did not have any material off-balance sheet arrangements that have or are reasonably likely to have a material effect on our current or future financial condition, revenues or expenses, results of operations, liquidity, or capital resources.

Effects of Inflation

Management believes that inflation has not had a significant effect on our results of operations during 2024 and 2023.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. Certain of our accounting policies require higher degrees of judgment than others in their application. Our company does not have any as of December 31, 2024.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of theglobe.com, Inc (the “Company”) as of December 31, 2024 and 2023, the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2001.

Fort Lauderdale, Florida

March 20, 2025

THEGLOBE.COM, INC.

BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash	$23,750	$9,105
Total current assets	$23,750	$9,105

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$2,136	$3,661
Accrued expenses and other current liabilities	25,870	25,748
Accrued interest due to related party	366,119	281,204
Notes payable due to related party	1,113,000	977,000
Total current liabilities	1,507,125	1,287,613

Stockholders’ Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 441,480,473 shares issued and outstanding at December 31, 2024 and December 31, 2023	441,480	441,480
Preferred stock, $0.001 par value; 3,000,000 shares authorized; 0 shares issued at December 31, 2024 and 2023	—	—
Additional paid in capital	296,594,042	296,594,042
Accumulated deficit	(298,518,897)	(298,314,030)
Total stockholders’ deficit	(1,483,375)	(1,278,508)
Total liabilities and stockholders’ deficit	$23,750	$9,105

See notes to financial statements.

THEGLOBE.COM, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023

Net Revenue	$—	$—

Operating Expenses:
General and administrative	126,984	116,708
Total Operating Expenses	119,862	116,708

Operating Loss	(119,952)	(116,708)

Other Income	7,032	—

Related party interest expense	(84,915)	(75,032)

Loss Before Income Taxes	(204,867)	(191,740)

Income Taxes	—	—
Net Loss	$(204,867)	$(191,740)

Loss Per Share:
Basic and Diluted:	$—	$—

Weighted Average Common Shares Outstanding	441,480,473	441,480,473

See notes to financial statements.

THEGLOBE.COM, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2023	441,480,473	$441,480	$294,594,042	$(298,122,290)	$(1,086,768)

Year Ended December 31, 2023
Net Loss	—	—	—	(191,740)	(191,740)
Balance December 31, 2023	441,480,473	$441,480	$296,594,042	$(298,314,030)	$(1,278,508)

Year Ended December 31, 2024
Net Loss	—	—	—	(204,867)	(204,867)
Balance, December 31, 2024	441,480,473	$441,480	$296,594,042	$(298,518,897)	$(1,483,375)

See notes to financial statements.

THEGLOBE.COM, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net Loss	$(204,867)	$(191,740)

Adjustments to reconcile net loss from operations to net cash flows used in operating activities:

Changes in operating assets and liabilities:
Accounts payable	(1,525)	1,661
Accrued expenses and other current liabilities	122	1,381
Accrued interest due to related party	84,915	75,032

Net cash flows used in operating activities	(121,355)	(113,666)

Cash Flows from Financing Activities:
Borrowings on notes payable	136,000	116,000
Net cash flows provided by financing activities	136,000	116,000

Net change in cash	14,645	2,334
Cash at beginning of period	9,105	6,771
Cash at end of period	$23,750	$9,105

See notes to financial statements.

THEGLOBE.COM, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2024 and 2023

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

As of December 31, 2024, as reflected in our accompanying Balance Sheet, our current liabilities exceed our total assets. We prefer to avoid filing for protection under the U.S. Bankruptcy Code. However, unless we are successful in raising additional funds through the offering of debt or equity securities, we may not be able to continue to operate as a going concern for any significant length of time in the future. Notwithstanding the above, we currently intend to continue operating as a public company and making all the requisite filings under the Exchange Act.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and expenses during the reporting period.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic on Fair Value Measurements and Disclosure (“ASC 820”) requires that the Company disclose estimated fair values of its financial instruments. The carrying amount of certain of the Company’s financial instruments, including cash, accounts payable and accrued expenses, are a reasonable estimate of their fair values at December 31, 2024 and 2023, respectively, due to their short maturities.

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

NET LOSS PER COMMON SHARE

The Company reports basic and diluted net loss per common share in accordance with FASB ASC Topic 260, “Earnings Per Share.” Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive. There were no potentially dilutive securities and common stock equivalents for the years ended December 31, 2024 and 2023.

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

Delfin, the Company’s majority stockholder, has continued to fund the Company through loans to the Company (see Note 3). At December 31, 2024, the Company had a net working capital deficit of approximately $1,483,000. This deficit included accrued expenses of approximately $26,000, accounts payable of approximately $2,000 and approximately $1,479,000 in principal and accrued interest owed under the Promissory Note with Delfin.

MANAGEMENT PLANS

Management anticipates continued funding from Delfin over the next twelve months as it determines the direction of the Company.

(3)          DEBT

In March 2018, the Company executed a promissory note with Delfin for $50,000 (as amended and restated from time to time, the “Promissory Note”), which was amended and restated several times over the years and in November 2024 to $1,113,000, which was our balance at December 31, 2024. The Promissory Note is used to pay certain accrued expenses, accounts payable and to allow the Company to have working capital. Interest accrues on the unpaid principal balance at a rate of 8% per annum, calculated on a 365/66 day year, as applicable. The Promissory Note is due upon demand. It may be prepaid in whole or in any part at any time prior to demand. Management anticipates continued funding from Delfin over the next twelve months as it determines the direction of the Company.

(4)          INCOME TAXES

The provision (benefit) for income taxes is summarized as follows:

	Year Ended December 31,
	2024	2023
Operations	$—	$—
	$—	$—

The following is a reconciliation of the federal income tax provision at the federal statutory rate to the Company’s tax provision attributable to operations:

	Year Ended December 31,
	2024	2023

Statutory federal income tax rate	21.00%	21.00%
State income taxes, net of federal benefit	4.35	4.35
Change in valuation allowance	(25.35)	(25.34)

Effective tax rate	0.00%	0.00%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2024 and 2023 are presented below.

	Year Ended December 31,
	2024	2023

Deferred tax assets (liabilities):
Net operating loss carryforwards	$369,000	$318,000
Issuance of warrants	—	967,000
Accrued expenses	—	29,000
Depreciation and amortization	—	10,000
Total gross deferred tax assets	369,000	1,324,000
Less: valuation allowance	(369,000)	(1,324,000)
Total net deferred tax assets	$—	$—

Because of the Company’s lack of earnings history, the net deferred tax assets have been fully offset by a 100% valuation allowance. The valuation allowance for net deferred tax assets was $369,000 and $1,324,000 as of December 31, 2024 and 2023, respectively. The net change in the total valuation allowance was $955,000 and $(29,000) for the years ended December 31, 2024 and 2023, respectively.

At December 31, 2024, the Company had net operating loss carryforwards available for U.S. tax purposes of approximately $1,458,000 which will carry forward indefinitely.

(5)          RELATED PARTY TRANSACTIONS

Under terms of the debt with its majority stockholder (See Note 3), the Company recorded accrued interest of approximately $366,000 and $281,000 as of December 31, 2024 and 2023, respectively and interest expense of approximately $85,000 and $75,000 for the years ended December 31, 2024 and 2023, respectively.

(6)          SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date these financial statements have been issued. The Company’s management is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on its financial statements.

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

Our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.

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

Under the supervision of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024. Our management used the updated Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to perform this evaluation. Based upon this evaluation and management’s assessment, management has concluded that internal control over financial reporting was effective as of December 31, 2024. Because we are a smaller public company, we are not required to provide an independent public accountant’s attestation report covering our assessment of internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Our management, which currently consists of Mr. Jones, acting as our Chief Executive Officer and Chief Financial Officer, has evaluated any change in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, and has determined there to be no reportable changes.

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

Based solely on our review of copies of Forms 3 and 4 and any amendments furnished to us pursuant to Rule 16a-3(e) and any written representations referred to in Item 405(b)(2)(i) of Regulation S-K stating that no Forms 5 were required, we believe that, during the 2024 fiscal year, our officers, directors and all persons owning more than 10% of a registered class of our equity securities have complied with all Section 16(a) applicable filing requirements.

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

Insider Trading Policy

We have not adopted an insider trading policy and procedures governing the purchase, sale, and/or other dispositions of the registrant’s securities by directors, officers and employees, or the registrant itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the registrant.

Board Meetings

Including unanimous written actions of the Board, the Board met 3 times in 2024

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

Compensation. Because the Company currently has no material operations and none of its executive officers in 2024 received a salary, we do not believe it is necessary to have a compensation committee at this time. We believe that our Board can adequately perform the functions of a compensation committee. Due to his status as an officer of the Company, our sole director is not “independent” within the meaning of applicable Nasdaq Stock Market listing standards, including any heightened independence requirements specific to compensation committee members.

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

Attendance at Annual Meetings

The Board encourages, but does not require, its directors to attend the Company’s annual meeting of stockholders. The Company did not hold an annual meeting in 2024.

ITEM 11. EXECUTIVE COMPENSATION

Overview

We do not maintain any executive compensation plans or programs. Mr. Jones, our sole executive officer, did not receive compensation for his services in 2024. In addition, all of our stock option plans have been terminated and there were no unexercised equity awards outstanding as of December 31, 2024 and no Named Executive Officer exercised equity awards during 2024.

SUMMARY COMPENSATION TABLE

We did not provide any compensation for services to our principal executive officer at any time for the years ended December 31, 2024 and December 31, 2023.

COMPENSATION OF DIRECTORS

Directors who are also our employees or officers receive no compensation for serving on our Board. Mr. Jones did not receive a salary, bonus or awards in 2024 for his service on the Board. We reimburse non-employee/non-management directors for all travel and other expenses incurred in connection with attending Board meetings. All of our stock option plans have been terminated and there were no unexercised equity awards outstanding as of December 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of February 28, 2024 (except as otherwise indicated) by (i) each person who owns beneficially more than 5% of our Common Stock, (ii) each of our directors, (iii) each of our “Named Executive Officers” and (iv) all directors and executive officers as a group. A total of 441,480,473 shares of theglobe’s Common Stock were issued and outstanding on March 18, 2025.

The amounts and percentage of Common Stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Unless otherwise indicated below, the address of each person or entity named in the table below is in care of theglobe.com, inc., 2700 Post Oak Blvd Houston, TX 77056.

SHARES BENEFICIALLY OWNED
TITLE OF
DIRECTORS AND NAMED EXECUTIVE OFFICERS	NUMBER	PERCENT	CLASS
Frederick Jones	—	—	—

All directors and executive officers as a group (1 person)	—	—	Common

5% STOCKHOLDERS

Delfin Midstream Inc.(1)	312,825,952	70.9%	Common
(1)	These shares are owned directly by Delfin Midstream Inc. Delfin Midstream Inc’s address is 2700 Post Oak Blvd Houston, TX 77056.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2024

All of our stock option plans have been terminated and there were no unexercised equity awards outstanding as of December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The following is a summary of transactions, since December 31, 2018, to which we have been a party, in which the amount involved exceeded the lesser of $120,000 or 1% of the average of our total assets at December 31, 2024 and December 31, 2023, and in which any of our directors, executive officers, beneficial holders of more than 5% of our capital stock or certain other related persons had or will have a direct or indirect material interest.

 Loans

In March 2018, the Company executed a promissory note with Delfin for $50,000 (as amended and restated from time to time, the “Promissory Note”), which was amended and restated several times over the years and in November 2024 to $1,113,000, which was our balance at December 31, 2024. The Promissory Note is used to pay certain accrued expenses, accounts payable and to allow the Company to have working capital. Interest accrues on the unpaid principal balance at a rate of 8% per annum, calculated on a 365/66 day year, as applicable. The Promissory Note is due upon demand. It may be prepaid in whole or in any part at any time prior to demand. Management anticipates continued funding from Delfin over the next twelve months as it determines the direction of the Company. For more information, see the section in this annual report entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Future and Critical Need for Capital.”

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees billed by Marcum LLP (“Marcum”), independent public accountants, for professional services rendered for the audit of our annual financial statements during 2024 and 2023 and the reviews of the financial statements included in our Forms 10-Q and 10-K, as appropriate, were $46,350 for year ended December 31, 2024 and $38,043 for year ended December 31, 2023.

Audit-Related Fees. During the last two fiscal years, Marcum did not provide the Company with any services that are reasonably related to the performance of the audit of our financial statements.

Tax Fees. The aggregate fees billed for tax services provided by Marcum in connection with tax compliance, tax consulting and tax planning services for the year ended 2024 was $1,000 and $721 for the year ended 2023 in connection with tax return preparation and filing.

All Other Fees. Except as described above, the Company had no other fees for services provided by Marcum during 2024 and 2023.

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

4.1	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.1 of our Form 10-K filed on March 27, 2020).

10.1	Form of Indemnification Agreement between the Company and each of its Directors and Executive Officers (incorporated by reference from our Form S-1 filed July 24, 1998 (Registration No. 333-59751).

10.2	$1,113,000 Twentieth Amended and Restated Bridge Promissory Note dated November 2024 by and between Delfin Midstream LLC and the Company).

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

theglobe.com, inc.

Dated: March 20, 2025	By:	/s/ Frederick Jones
Frederick Jones Chief Executive Officer,Chief Financial Officer, and sole Board member