Form 10-Q
period 2025-09-30
THEGLOBE COM INC
filed 2025-11-05
CIK 1066684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares outstanding of the Registrant’s Common Stock, $.001 par value (the “Common Stock”) as of November 3, 2025 was 441,480,473.

THEGLOBE.COM, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.           CONDENSED FINANCIAL STATEMENTS

THEGLOBE.COM, INC.

CONDENSED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2025	2024
	(Unaudited)
ASSETS
Current Assets:
Cash	$31,677	$23,750
Total current assets	$31,677	$23,750
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$9,210	$2,136
Accrued expenses and other current liabilities	22,611	25,870
Accrued interest due to related party	435,544	366,119
Notes payable due to related party	1,220,000	1,113,000
Total current liabilities	1,687,365	1,507,125

Stockholders’ Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 441,480,473 shares issued at September 30, 2025 and December 31, 2024	441,480	441,480
Preferred stock, $0.001 par value; 3,000,000 shares authorized; 0 shares issued at September 30, 2025 and December 31, 2024	—	—
Additional paid in capital	296,594,042	296,594,042
Accumulated deficit	(298,691,210)	(298,518,897)
Total stockholders’ deficit	(1,655,688)	(1,483,375)
Total liabilities and stockholders’ deficit	$31,677	$23,750

See notes to unaudited condensed financial statements

THEGLOBE.COM, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(UNAUDITED)		(UNAUDITED)
Net Revenue	$—	$—	$—	$—

Operating Expenses:
General and administrative	35,692	30,917	102,888	103,570
Operating Loss	(35,692)	(30,917)	(102,888)	(103,570)
Other Expense:
Related party interest expense	23,952	21,642	69,425	62,733

Loss from Operations Before Income Tax	(59,644)	(52,559)	(172,313)	(166,303)
Income Tax Provision	—	—	—	—
Loss from Operations	(59,644)	(52,559)	(172,313)	(166,303)

Net Loss	$(59,644)	$(52,559)	$(172,313)	$(166,303)

Loss Per Share:
Basic and Diluted:	—	—	—	—

Weighted Average Common Shares Outstanding	441,480,473	441,480,473	441,480,473	441,480,473

See notes to unaudited condensed financial statements

THEGLOBE.COM, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Nine Month Period Ended September 30, 2025
	(UNAUDITED)
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2025	441,480,473	441,480	$296,594,042	$(298,518,897)	$(1,483,375)

Net Loss	—	—	—	(172,313)	(172,313)
Balance, September 30, 2025	441,480,473	$441,480	$296,594,042	$(298,691,210)	$(1,655,688)

	Nine Month Period Ended September 30, 2024
			(UNAUDITED)
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2024	441,480,473	441,480	$296,594,042	$(298,314,030)	$(1,278,508)

Net Loss	—	—	—	(166,303)	(166,303)
Balance, September 30, 2024	441,480,473	$441,480	$296,594,042	$(298,480,333)	$(1,444,811)

	Three Month Period Ended September 30, 2025
	(UNAUDITED)
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, July 1, 2025	441,480,473	441,480	$296,594,042	$(298,631,566)	$(1,596,044)

Net Loss	—	—	—	(59,644)	(59,644)
Balance, September 30, 2025	441,480,473	$441,480	$296,594,042	$(298,691,210)	$(1,655,688)

	Three Month Period Ended September 30, 2024
	(UNAUDITED)
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, July 1, 2024	441,480,473	441,480	$296,594,042	$(298,427,774)	$(1,392,252)

Net Loss	—	—	—	(52,559)	(52,559)
Balance, September 30, 2024	441,480,473	$441,480	$296,594,042	$(298,480,333)	$(1,444,811)

See notes to unaudited condensed financial statements

THEGLOBE.COM, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2025	2024
	(UNAUDITED)	(UNAUDITED)
Cash Flows from Operating Activities
Net Loss	$(172,313)	$(166,303)

Adjustments to reconcile net loss to net cash flows used in operating activities
Changes in operating assets and liabilities

Increase/(Decrease) Accounts payable	7,074	(1,890)
Decrease Accrued expenses and other current liabilities	(3,259)	(278)
Increase Accrued interest due to related party	69,425	62,733

Net cash flows used in operating activities	(99,073)	(105,738)

Cash Flows from Financing Activities
Borrowings on notes payable	107,000	109,000
Net cash flows provided by financing activities	107,000	109,000

Net Increase in Cash	7,927	3,262
Cash at beginning of period	23,750	9,105
Cash at end of period	$31,677	$12,367

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

As of September 30, 2025, as reflected in our accompanying condensed balance sheet, our current liabilities exceed our total assets. We prefer to avoid filing for protection under the U.S. Bankruptcy Code. However, unless we are successful in raising additional funds through the offering of debt or equity securities, we may not be able to continue to operate as a going concern beyond the next twelve months. Notwithstanding the above, we currently intend to continue operating as a public company and making all the requisite filings under the Exchange Act.

UNAUDITED INTERIM CONDENSED FINANCIAL INFORMATION

The unaudited interim condensed financial statements of the Company at September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed financial statements.

In the opinion of management, the accompanying unaudited interim condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2025 and the results of its operations and stockholders’ equity (deficit) for the three and nine months ended September 30, 2025 and 2024 and its cash flows for the nine months ended September 30, 2025 and 2024. The interim results for such periods are not necessarily indicative of results expected for the full year or for any future period.

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

NET INCOME PER SHARE

The Company reports basic and diluted net income per common share in accordance with FASB ASC Topic 260, “Earnings Per Share.” Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive. There were no potentially dilutive securities and common stock equivalents for the period ended September 30, 2025.

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

Delfin, the Company’s majority stockholder, has continued to fund the Company through loans to the Company (see Note 3). At September 30, 2025, the Company had a net working capital deficit of approximately $1,656,000. Such working capital deficit included accrued expenses of approximately $23,000, accounts payable of approximately $9,000 and approximately $1,656,000 in principal and accrued interest owed under the Promissory Note with Delfin.

MANAGEMENT’S PLANS

Management anticipates continued funding from Delfin over the next twelve months as it determines the direction of the Company.

(3)          DEBT

In March 2018, the Company executed a promissory note with Delfin for $50,000 (as amended and restated from time to time, the “Promissory Note”), which was amended and restated several times over the years and in November 2024 to $1,113,000, which was our balance at December 31, 2024. In March 2025 it was amended and restated to $1,155,000. In May 2025 it was amended to an updated principal balance of $1,183,000. In September 2025 the Delfin Note was amended and restated to increase the principal amount to up to $1,220,000, which is the balance at September 30, 2025. The Promissory Note is used to pay certain accrued expenses, accounts payable and to allow the Company to have working capital. Interest accrues on the unpaid principal balance at a rate of 8% per annum, calculated on a 365/66 day year, as applicable. The Promissory Note is due upon demand. It may be prepaid in whole or in any part at any time prior to demand.

(4)          RELATED PARTY TRANSACTIONS

Under terms of the debt with its majority stockholder ( See Note 3), the Company has recorded accrued interest of approximately $436,000 as of September 30, 2025 and approximately $366,000 as of December 31, 2024. The Company has also recorded interest expense of approximately $24,000 and $22,000 for the three months ended September 30, 2025 and 2024 and $69,000 and $63,000 for the nine months ended September 30,2025 and 2024, respectively.

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

As of September 30, 2025, as reflected in our accompanying condensed balance sheet, our current liabilities exceed our total assets.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2025 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2024

NET REVENUE. Commensurate with the sale of our Tralliance business on September 29, 2008, we became a shell company, and we have not had any material operations since then. As a result, net revenue for both the three months ended September 30, 2025 and 2024 was $0.

GENERAL AND ADMINISTRATIVE. General and administrative expenses include only customary public company expenses, including accounting, legal, audit, insurance and other related public company costs. General and administrative expenses totaled approximately $36,000 in the third quarter of 2025 as compared to approximately $31,000 for the same quarter of the prior year. This increase was primarily due to an increase in legal and filing expenses.

RELATED PARTY INTEREST EXPENSE. Related party interest expense for the three months ended September 30, 2025 totaled approximately $24,000 compared to $22,000 for the three months ended September 30, 2024. This increase consisted of interest due and payable to Delfin for additional loan amounts.

NET LOSS. Net loss for the three months ended September 30, 2025 was approximately $60,000 as compared to a net loss of approximately $53,000 for the three months ended September 30, 2024.The increase was primarily due to increased related party interest expense as well as increases in legal and filing fees.

NINE MONTHS ENDED SEPTEMBER 30, 2025 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2024

NET REVENUE. Commensurate with the sale of our Tralliance business on September 29, 2008, we became a shell company, and we have not had any material operations since then. As a result, net revenue for both the nine months ended September 30, 2025 and 2024 was $0.

GENERAL AND ADMINISTRATIVE. General and administrative expenses include only customary public company expenses, including accounting, legal, audit, insurance and other related public company costs. General and administrative expenses totaled approximately $103,000 for the first nine months of 2025 as compared to approximately $104,000 for the same period of the prior year.

RELATED PARTY INTEREST EXPENSE. Related party interest expense for the nine months ended September 30, 2025 totaled approximately $69,000 compared to $63,000 for the nine months ended September 30, 2024. This increase consisted of interest due and payable to Delfin as the loan amount has increased.

NET LOSS. Net loss for the nine months ended September 30, 2025 was approximately $172,000 as compared to a net loss of approximately $166,000 for the nine months ended September 30, 2024. The net loss increased due to increases in related party interest expense.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ITEMS

As of September 30, 2025, we had $31,677 in cash as compared to $23,750 as of December 31, 2024. Net cash flows used in operating activities totaled approximately $99,000 for the nine months ended September 30, 2025 compared to net cash flows used in operating activities of $106,000 for the nine months ended September 30, 2024.

Net cash flows provided by financing activities totaled $107,000 for the nine months ended September 30, 2025 compared to $109,000 for the nine months ended September 30, 2024.

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

As of September 30, 2025, as reflected in our accompanying balance sheet, our current liabilities exceed our total assets. We prefer to avoid filing for protection under the U.S. Bankruptcy Code. However, unless we are successful in raising additional funds through the offering of debt or equity securities, we may not be able to continue to operate as a going concern beyond the next twelve months. Notwithstanding the above, we currently intend to continue operating as a public company and making all the requisite filings under the Exchange Act.

In March 2018, the Company executed a promissory note with Delfin for $50,000 (as amended and restated from time to time, the “Promissory Note”), which was amended and restated several times over the years and in November 2024 to $1,113,000, which was our balance at December 31, 2024. In March 2025 it was amended and restated to $1,155,000. In May 2025 it was amended to an updated principal balance of $1,183,000. In September 2025 the Delfin Note was amended and restated to increase the principal amount to up to $1,220,000, which is the balance at September 30, 2025. The Promissory Note is used to pay certain accrued expenses, accounts payable and to allow the Company to have working capital. Interest accrues on the unpaid principal balance at a rate of 8% per annum, calculated on a 365/66 day year, as applicable. The Promissory Note is due upon demand. It may be prepaid in whole or in any part at any time prior to demand.

At September 30, 2025, the Company had a net working capital deficit of approximately $1,656,000. Such working capital deficit included accrued expenses of approximately $23,000, accounts payable of approximately $9,000 and approximately $1,656,000 in principal and accrued interest owed under the Delfin Note.

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

Our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, as of September 30, 2025, our disclosure controls and procedures were effective in alerting him in a timely manner to material information regarding us that is required to be included in our periodic reports to the SEC.

Our Chief Executive Officer and Chief Financial Officer has evaluated any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, and has determined there to be no reportable changes.

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

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

During the three months ended September 30, 2025, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.     EXHIBITS

10.1	$1,220,000 Twenty-Third Amended and Restated Bridge Promissory Note dated September 16, 2025 by and between Delfin Midstream LLC and the Company

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and Rule 15d-14(b).

101.1NS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

Exhibit 104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 5, 2025	theglobe.com, inc.

	By:	/s/ Frederick Jones
Frederick Jones
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)