Form 10-K
period 2025-12-31
THEGLOBE COM INC
filed 2026-04-01
CIK 1066684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

☒ Yes ☐ No

Aggregate market value of the voting Common Stock held by non-affiliates of the Registrant as of the close of business as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2025: $19,311,044. *

*Includes voting stock held by third parties, which may be deemed to be beneficially owned by affiliates, but for which such affiliates have disclaimed beneficial ownership.

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value (the “Common Stock”), as of March 23, 2026 was 441,480,473.

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

On December 20, 2017, Delfin Midstream Inc. (“Delfin”) entered into a Common Stock Purchase Agreement with certain of our stockholders for the purchase of a total of 312,825,952 shares of our common stock, par value $0.001 per share (“Common Stock”), representing approximately 70.9% of our Common Stock.

As a shell company, our operating expenses have consisted primarily of, and we expect them to continue to consist primarily of, customary public company expenses, including personnel, accounting, financial reporting, legal, audit and other related public company costs.

As of December 31, 2025, as reflected in our accompanying Balance Sheet, our current liabilities exceed our total assets. We prefer to avoid filing for protection under the U.S. Bankruptcy Code. However, unless we are successful in raising additional funds through the offering of debt or equity securities, we may not be able to continue to operate as a going concern for any significant length of time in the future. Notwithstanding the above, we currently intend to continue operating as a public company and make all the requisite filings under the Exchange Act.

EMPLOYEES

As of March 23, 2026, we had no employees. Our executive officer currently devotes very limited time to our business and receives no compensation from us. Our executive officer is an officer, director and/or stockholder of other companies which may have ongoing business relationships with the Company. See the section in this annual report entitled “Item 1A. Risk Factors—Our management may have other interests that may conflict with the interests of our stockholders.”

AVAILABLE INFORMATION

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, are filed with the U.S. Securities and Exchange Commission (“SEC”). While we do not maintain a website, such reports and other information filed by the Company with the SEC are available on the SEC’s website, www.sec.gov, free of charge

ITEM 1A. RISK FACTORS

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

Delfin, the Company’s majority stockholder, has continued to fund the Company through loans to the Company. See the section of this annual report entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” At December 31, 2025, the Company had a net working capital deficit of approximately $1,709,000. This deficit included accrued expenses of approximately $29,000, accounts payable of approximately $4,000 and approximately $1,680,000 in principal and accrued interest owed under the Promissory Note entered into with Delfin in March 2018 (the “Promissory Note”) which has been subsequently amended and restated.

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

As of December 31, 2025, we borrowed a total of $1,220,000 under the amended and restated Promissory Note from Delfin,

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

We have no meaningful revenues and are dependent on our cash on hand to fund the costs associated with the reporting obligations under the Exchange Act, and other administrative costs associated with our corporate existence. For the years ended December 31, 2025 and 2024, we incurred net losses of $226,189 and $204,867, respectively. General and administrative expenses include customary public company expenses, including outside legal and audit fees, insurance and other related public company costs. We do not expect to generate any meaningful revenues unless and until we commence business operations. In the past, we relied on funding from affiliated creditors and we may need additional funding beyond those sources to continue as a going concern. In the event that our available funds prove to be insufficient, we will be required to seek additional financing. Our failure to secure additional financing could have a material adverse effect on our ability to pay the legal and audit fees and other administrative costs in order to continue to fulfill our reporting obligations. We do not have any arrangements with any bank or financial institution to secure additional financing and such financing may not be available on terms acceptable and in our best interests, if at all.

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

As of December 31, 2025, our majority stockholder, Delfin Midstream Inc., holds approximately 70.9% of the issued and outstanding shares of our Common Stock. Accordingly, Delfin continues to be in a position to control the vote on all corporate actions in the future.

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

	2025		2024
	High	Low	High	Low
Fourth Quarter	$0.59	$0.24	$0.22	$0.09
Third Quarter	$0.31	$0.14	$0.17	$0.07
Second Quarter	$0.40	$0.15	$0.25	$0.11
First Quarter	$0.60	$0.16	$0.28	$0.15

Holders of Common Stock

We had approximately 377 holders of record of Common Stock as of March 23, 2026. This does not reflect persons or entities that hold Common Stock in nominee or “street” name through various brokerage firms.

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

Basis of Presentation of Financial Statements; Going Concern

We received a report from our independent registered public accountants, relating to our December 31, 2025 audited financial statements, containing an explanatory paragraph regarding our ability to continue as a going concern. As a shell company, our management believes that we will not be able to generate operating cash flows sufficient to fund our operations and pay our existing current liabilities in the foreseeable future. Based upon our current limited cash resources and without the infusion of additional capital and/or the continued forbearance of our creditors, our management does not believe we can operate as a going concern beyond the next twelve months. See “Future and Critical Need for Capital” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details.

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

Results of Operations

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Net Revenue

Commensurate with the sale of our Tralliance business on September 29, 2008, we became a shell company, and have not had any material operations since then. As a result, net revenue was $0 for both of the years ended December 31, 2025 and 2024.

General and Administrative

General and administrative expenses include only those customary public company expenses, including outside legal and audit fees, insurance and other related public company costs. General and administrative expenses totaled approximately $132,000 for the year ended December 31, 2025 and $127,000 for the year ended December 31, 2024. The increase was due to an increase in legal as well as an increase in accounting fees in the current year as compared to prior year.

Related Party Interest Expense

Related party interest expense for the years ended December 31, 2025 and 2024 was approximately $94,000 and $85,000, respectively, and consisted of interest due and payable to Delfin under the Bridge Note. The increase is due to an increase in the amount of money borrowed from Delfin.

Net Loss

Net loss for the year ended December 31, 2025 was approximately $226,000 as compared to a net loss of approximately $205,000 for the year ended December 31, 2024 as a result of an increase in legal and accounting fees as well as related party interest expense.

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

In March 2018, the Company executed a promissory note with Delfin for $50,000 (as amended and restated from time to time, the “Promissory Note”), which was amended and restated several times over the years to $1,220,000, which was our balance at December 31, 2025. The Promissory Note is used to pay certain accrued expenses, accounts payable and to allow the Company to have working capital. Interest accrues on the unpaid principal balance at a rate of 8% per annum, calculated on a 365/66 day year, as applicable. The Promissory Note is due upon demand. It may be prepaid in whole or in any part at any time prior to demand. Management anticipates continued funding from Delfin over the next twelve months as it determines the direction of the Company. In January 2026, the Company restated the Promissory Note an additional $36,000, which is included in the exhibits below.

Delfin, the Company’s majority stockholder, has continued to fund the Company through loans to the Company (see Note 3). At December 31, 2025, the Company had a net working capital deficit of approximately $1,709,000. This deficit included accrued expenses of approximately $29,000, accounts payable of approximately $4,000 and approximately $1,680,000 in principal and accrued interest owed under the Promissory Note with Delfin.

Cash Flow Items

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

As of December 31, 2025, we had $3,632 in cash as compared to $23,750 as of December 31, 2024. Net cash flows used in operating activities totaled approximately $127,000 for the year ended December 31, 2025 compared to cash flows used in operating activities of approximately $121,000 for the year ended December 31, 2024.

Net cash flows provided by financing activities totaled approximately $107,000 for the year ended December 31, 2025 compared to approximately $136,000 for the year ended December 31, 2024.

Off-Balance Sheet Arrangements

As of December 31, 2025, we did not have any material off-balance sheet arrangements that have or are reasonably likely to have a material effect on our current or future financial condition, revenues or expenses, results of operations, liquidity, or capital resources.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. Certain of our accounting policies require higher degrees of judgment than others in their application. Our company does not have any as of December 31, 2025.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheet of theglobe.com, Inc. (the “Company”) as of December 31, 2025, the related statements of operations, stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency and has limited access to the capital resources it needs to maintain its existence. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2001 (such date takes into account the acquisition of the attest business of Marcum llp by CBIZ CPAs P.C. effective November 1, 2024).

Fort Lauderdale, Florida

March 31, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

theglobe.com, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of theglobe.com, Inc. (the “Company”) as of December 31, 2024, the related statements of operations, stockholders’ equity deficit and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2001 through April 17, 2025.

Fort Lauderdale, Florida
March 20, 2025

THEGLOBE.COM, INC.

BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash	$3,632	$23,750
Total current assets	$3,632	$23,750

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable	$4,113	$2,136
Accrued expenses and other current liabilities	28,938	25,870
Accrued interest due to related party	460,145	366,119
Notes payable due to related party	1,220,000	1,113,000
Total current liabilities	1,713,196	1,507,125

Stockholders’ Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 441,480,473 shares issued and outstanding at December 31, 2025 and December 31, 2024	441,480	441,480
Preferred stock, $0.001 par value; 3,000,000 shares authorized; 0 shares issued at December 31, 2025 and 2024	—	—
Additional paid in capital	296,594,042	296,594,042
Accumulated deficit	(298,745,086)	(298,518,897)
Total stockholders’ deficit	(1,709,564)	(1,483,375)
Total liabilities and stockholders’ deficit	$3,632	$23,750

See notes to financial statements.

THEGLOBE.COM, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024

Net Revenue	$—	$—

Operating Expenses:
General and administrative	132,163	126,984
Total Operating Expenses	132,163	126,984

Operating Loss	(132,163)	(126,984)

Other Income	—	7,032

Related party interest expense	(94,026)	(84,915)

Loss Before Income Taxes	(226,189)	(204,867)

Income Taxes	—	—
Net Loss	$(226,189)	$(204,867)

Loss Per Share:
Basic and Diluted:	$—	$—

Weighted Average Common Shares Outstanding	441,480,473	441,480,473

See notes to financial statements.

THEGLOBE.COM, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2024	441,480,473	$441,480	$296,594,042	$(298,314,030)	$(1,278,508)

Year Ended December 31, 2024
Net Loss	—	—	—	(204,867)	(204,867)
Balance December 31, 2024	441,480,473	$441,480	$296,594,042	$(298,518,897)	$(1,483,375)

Year Ended December 31, 2025
Net Loss	—	—	—	(226,189)	(226,189)
Balance, December 31, 2025	441,480,473	$441,480	$296,594,042	$(298,745,086)	$(1,709,564)

See notes to financial statements.

THEGLOBE.COM, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024
Cash Flows from Operating Activities:
Net Loss	$(226,189)	$(204,867)

Adjustments to reconcile net loss from operations to net cash used in operating activities:

Changes in operating assets and liabilities:
Accounts payable	1,977	(1,525)
Accrued expenses and other current liabilities	3,068	122
Accrued interest due to related party	94,026	84,915

Net cash flows used in operating activities	(127,118)	(121,355)

Cash Flows from Financing Activities:
Proceeds from related party loans	107,000	136,000
Net cash flows provided by financing activities	107,000	136,000

Net change in cash	(20,118)	14,645
Cash at beginning of the year	23,750	9,105
Cash at end of the year	$3,632	$23,750

See notes to financial statements.

THEGLOBE.COM, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

On December 20, 2017, Delfin Midstream Inc. (“Delfin”) entered into a Common Stock Purchase Agreement with certain of our stockholders for the purchase of a total of 312,825,952 shares of our common stock, par value $0.001 per share (“Common Stock”), representing approximately 70.9% of our Common Stock.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic on Fair Value Measurements and Disclosure (“ASC 820”) requires that the Company disclose estimated fair values of its financial instruments. The carrying amount of certain of the Company’s financial instruments, including cash, accounts payable and accrued expenses, are a reasonable estimate of their fair values at December 31, 2025 and 2024, respectively, due to their short maturities.

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

NET LOSS PER COMMON SHARE

The Company reports basic and diluted net loss per common share in accordance with FASB ASC Topic 260, “Earnings Per Share.” Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive. There were no potentially dilutive securities and common stock equivalents for the years ended December 31, 2025 and 2024.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 for the year ended December 31, 2025, and applied the new disclosure requirements. The adoption did not have a significant impact on the financial statements.

(2)          LIQUIDITY AND GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company currently has no sources of operating cash flow and its only source of working capital consists of loans made by Delfin, its principal stockholder. Management has no expectation that this circumstance will change in the foreseeable future due to the absence of any business plan. Cash flows used in operating activities consist solely of professional fees and administrative expenses incurred in the normal course of maintaining the Company’s legal existence as an inactive public entity.

Delfin loaned the Company an additional $36,000 pursuant to an amendment to the exiting note agreement on January 10, 2026. Although the Company anticipates that Delfin will provide the Company with the ongoing funding it needs to maintain its legal existence, Delfin has not committed to do so and further funding, if any, will be made at the sole discretion of Delfin.

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

(3)          DEBT

In March 2018, the Company executed a promissory note with Delfin for $50,000 (as amended and restated from time to time, the “Promissory Note”), which was amended and restated several times over the years to $1,220,000, which was our balance at December 31, 2025. The Promissory Note is used to pay certain accrued expenses, accounts payable and to allow the Company to have working capital. Interest accrues on the unpaid principal balance at a rate of 8% per annum, calculated on a 365/66 day year, as applicable. The Promissory Note is due upon demand. It may be prepaid in whole or in any part at any time prior to demand. Management anticipates continued funding from Delfin over the next twelve months as it determines the direction of the Company.

(4)          INCOME TAXES

The provision (benefit) for income taxes is summarized as follows:

	Year Ended December 31,
	2025	2024
Operations	$—	$—
	$—	$—

A reconciliation of the income tax benefit to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows:

	Year Ended December 31,
	2025
	Amount	Percent
Statutory federal income tax rate	$47,500	21.00%
State income taxes, net of federal benefit (a)	—	0.00
Change in valuation allowance	(47,500)	(21.00)

Effective tax rate	$—	—%
(a)	State taxes in Florida made up the majority (greater than 50 percent) of the tax effect in this category

The following is a reconciliation of the federal income tax provision at the federal statutory rate to the Company’s tax provision attributable to operations prior to the adoption of ASU 2023-09:

	Year Ended December 31,
	2024
	Percent
Statutory federal income tax rate	21.00%
State income taxes, net of federal benefit	4.35
Change in valuation allowance	(25.35)

Effective tax rate		%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2025 and 2024 are presented below.

	Year Ended December 31,
	2025	2024

Deferred tax assets (liabilities):
Net operating loss carryforwards	$427,000	$369,000
Total gross deferred tax assets	427,000	369,000
Less: valuation allowance	(427,000)	(369,000)
Total net deferred tax assets	$—	$—

Because of the Company’s lack of earnings history, the net deferred tax assets, which consists solely of net operating losses, have been fully offset by a 100% valuation allowance. The valuation allowance for net deferred tax assets was $427,000 and $369,000 as of December 31, 2025 and 2024, respectively. The net change in the total valuation allowance was $(58,000) and $955,000 for the years ended December 31, 2025 and 2024, respectively.

At December 31, 2025, the Company had net operating loss carryforwards available for U.S. tax purposes of approximately $1,684,000 which will carry forward indefinitely.

(5)          RELATED PARTY TRANSACTIONS

Under terms of the debt with its majority stockholder (See Note 3), the Company recorded accrued interest of approximately $460,000 and $366,000 as of December 31, 2025 and 2024, respectively and interest expense of approximately $94,000 and $85,000 for the years ended December 31, 2025 and 2024, respectively.

(6)          SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date these financial statements have been issued. The Company’s management is not aware of any significant events that occurred subsequent to the balance sheet date other than the additional funding received from Delfin of $36,000 on January 10, 2026. The Twenty - Fourth Amended and Restated promissory note are attached as an exhibit.

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

Our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

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

Under the supervision of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025. Our management used the updated Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to perform this evaluation. Based upon this evaluation and management’s assessment, management has concluded that internal control over financial reporting was effective as of December 31, 2025. Because we are a smaller public company, we are not required to provide an independent public accountant’s attestation report covering our assessment of internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Our management, which currently consists of Mr. Jones, acting as our Chief Executive Officer and Chief Financial Officer, has evaluated any change in our internal control over financial reporting that occurred during the year ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, and has determined there to be no reportable changes.

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

Frederick Jones, 76, has been involved in international commodity trading, energy infrastructure, real estate, and oil and gas businesses for approximately 50 years. Mr. Jones was one of the early investors in U.S. shale gas. For approximately the past ten (10) years, Mr. Jones has served, and continues to serve, as the Chief Executive Officer of Fairwood Peninsula Energy Corporation (“Fairwood”), a midstream liquefied natural gas company. Fairwood is a material stockholder of our controlling stockholder, Delfin Midstream, Inc. (“Delfin”). Mr. Jones was a founder of Fairwood and is currently a material Delfin stockholder. He was also a founding stockholder in Marc Rich + Co A.G., Switzerland, now known as Glencore Plc, a multinational commodity trading and mining company.

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

Based solely on our review of copies of Forms 3 and 4 and any amendments furnished to us pursuant to Rule 16a-3(e) and any written representations referred to in Item 405(b)(2)(i) of Regulation S-K stating that no Forms 5 were required, we believe that, during the 2025 fiscal year, our officers, directors and all persons owning more than 10% of a registered class of our equity securities have complied with all Section 16(a) applicable filing requirements.

Code of Ethics

We have adopted a Code of Ethics applicable to our officers, including our principal executive officer, principal financial officer, principal accounting officer and any other persons performing similar functions. The Code of Ethics will be provided free of charge by the Company to interested parties upon request. Requests should be made in writing and directed to the Company at the following address: 25 West Cedar Street, Suite 215 Pensacola, FL  32502, Attention: Frederick Jones.

Insider Trading Policy

We have not adopted an insider trading policy and procedures governing the purchase, sale, and/or other dispositions of the registrant’s securities by directors, officers and employees, or the registrant itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the registrant.

Board Meetings

Including unanimous written actions of the Board, the Board met 3 times in 2025.

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

Compensation. Because the Company currently has no material operations and none of its executive officers in 2025 received a salary, we do not believe it is necessary to have a compensation committee at this time. We believe that our Board can adequately perform the functions of a compensation committee. Due to his status as an officer of the Company, our sole director is not “independent” within the meaning of applicable Nasdaq Stock Market listing standards, including any heightened independence requirements specific to compensation committee members.

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

The Board will consider for nomination by the Board director candidates recommended by stockholders if the stockholders comply with the following requirements. Under our By-Laws, if a stockholder wishes to nominate a director at the annual meeting, we must receive the stockholder’s written notice not less than 60 days nor more than 90 days prior to the date of the annual meeting, unless we give our stockholders less than 70 days’ notice of the date of our annual meeting. If we provide less than 70 days’ notice, then we must receive the stockholder’s written notice by the close of business on the 10th day after we provide notice of the date of the annual meeting. The notice must contain the specific information required in our By-Laws. A copy of our By-Laws may be obtained by writing to the Company. If we receive a stockholder’s proposal within the time periods required under our By-Laws, we may choose, but are not required, to include it in our proxy statement. If we do, we may tell the other stockholders what we think of the proposal, and how we intend to use our discretionary authority to vote on the proposal. All proposals should be made in writing and sent via registered, certified or express mail, to our executive offices, 25 West Cedar Street, Suite 215 Pensacola, FL  32502 Attention: Frederick Jones.

Stockholder Communications with the Board of Directors. Any stockholder who wishes to send communications to the Board should mail them addressed to the intended recipient by name or position in care of: theglobe.com, inc., 25 West Cedar Street, Suite 215 Pensacola, FL  32502 Attention: Frederick Jones. Upon receipt of any such communications, Mr. Jones will determine the identity of the intended recipient and whether the communication is an appropriate stockholder communication. Then Mr. Jones will send all appropriate stockholder communications to the intended recipient. An “appropriate stockholder communication” is a communication from a person claiming to be a stockholder in the communication, the subject of which relates solely to the sender’s interest as a stockholder and not to any other personal or business interest.

In the case of communications addressed to the Board, the Company will send appropriate stockholder communications to the Board. In the case of communications addressed to any particular directors, the Company will send appropriate stockholder communications to such director.

Attendance at Annual Meetings

The Board encourages, but does not require, its directors to attend the Company’s annual meeting of stockholders. The Company did not hold an annual meeting in 2025.

ITEM 11. EXECUTIVE COMPENSATION

Overview

We do not maintain any executive compensation plans or programs. Mr. Jones, our sole executive officer, did not receive compensation for his services in 2025. In addition, all of our stock option plans have been terminated and there were no unexercised equity awards outstanding as of December 31, 2025 and no Named Executive Officer exercised equity awards during 2025.

SUMMARY COMPENSATION TABLE

We did not provide any compensation for services to our principal executive officer at any time for the years ended December 31, 2025 and December 31, 2024.

COMPENSATION OF DIRECTORS

Directors who are also our employees or officers receive no compensation for serving on our Board. Mr. Jones did not receive a salary, bonus or awards in 2025 for his service on the Board. We reimburse non-employee/non-management directors for all travel and other expenses incurred in connection with attending Board meetings. All of our stock option plans have been terminated and there were no unexercised equity awards outstanding as of December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our Common Stock as of February 28, 2025 (except as otherwise indicated) by (i) each person who owns beneficially more than 5% of our Common Stock, (ii) each of our directors, (iii) each of our “Named Executive Officers” and (iv) all directors and executive officers as a group. A total of 441,480,473 shares of theglobe’s Common Stock were issued and outstanding on March 23, 2026.

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

MORE THAN 5% STOCKHOLDERS

Delfin Midstream Inc.(1)	312,825,952	70.9%	Common
(1)	These shares are owned directly by Delfin Midstream Inc. Delfin Midstream Inc’s address is 2700 Post Oak Blvd Houston, TX 77056.

Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2025

All of our stock option plans have been terminated and there were no unexercised equity awards outstanding as of December 31, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The following is a summary of transactions, since December 31, 2018, to which we have been a party, in which the amount involved exceeded the lesser of $120,000 or 1% of the average of our total assets at December 31, 2025 and December 31, 2024, and in which any of our directors, executive officers, beneficial holders of more than 5% of our capital stock or certain other related persons had or will have a direct or indirect material interest.

 Loans

In March 2018, the Company executed a promissory note with Delfin for $50,000 (as amended and restated from time to time, the “Promissory Note”), which was amended and restated several times over the years to $1,220,000, which was our balance at December 31, 2025. The Promissory Note is used to pay certain accrued expenses, accounts payable and to allow the Company to have working capital. Interest accrues on the unpaid principal balance at a rate of 8% per annum, calculated on a 365/66 day year, as applicable. The Promissory Note is due upon demand. It may be prepaid in whole or in any part at any time prior to demand. Management anticipates continued funding from Delfin over the next twelve months as it determines the direction of the Company. For more information, see the section in this annual report entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Future and Critical Need for Capital.”

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. During our fiscal year ended December 31, 2025, we were billed by and paid Marcum LLP (“Marcum”) an aggregate of $20,696 in connection with the audit of our annual financial statements. Additionally, we were billed by and paid CBIZ CPAs P.C. (“CBIZ”) an aggregate of $21,770 for the reviews of our quarterly reports on Form 10-Q.

During our fiscal year ended December 31, 2024, we were billed by and paid Marcum an aggregate of $52,434 in connection with the audit of our annual financial statements and reviews of our quarterly reports on Form 10-Q.

Audit-Related Fees. During the last two fiscal years, CBIZ and Marcum did not provide the Company with any services that are reasonably related to the performance of the audit of our financial statements.

Tax Fees. The aggregate fees billed for tax services provided by CBIZ in connection with tax compliance services for the year ended 2025 was $2,297 and $1,000 by Marcum for the year ended 2024 in connection with tax return preparation and filing.

All Other Fees. Except as described above, the Company had no other fees for services provided by CBIZ during 2025 and by Marcum during 2024.

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

4.1	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.1 of our Form 10-K filed on March 27, 2020).

10.1	Form of Indemnification Agreement between the Company and each of its Directors and Executive Officers (incorporated by reference from our Form S-1 filed July 24, 1998 (Registration No. 333-59751).

10.2	$1,256,000 Twenty-Fourth Amended and Restated Bridge Promissory Note dated January 10, 2026 by and between Delfin Midstream Inc. and the Company).

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith
**Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

theglobe.com, inc.

Dated: March 31, 2026	By:	/s/ Frederick Jones
Frederick Jones Chief Executive Officer,Chief Financial Officer, and sole Board member (Principal Executive Officer, Principal Financial Officer)