Form 10-Q
period 2026-03-31
THEGLOBE COM INC
filed 2026-05-22
CIK 1066684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares outstanding of the Registrant’s Common Stock, $.001 par value (the “Common Stock”) as of May 21, 2026 was 441,480,473.

THEGLOBE.COM, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.           CONDENSED FINANCIAL STATEMENTS

THEGLOBE.COM, INC.

CONDENSED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2026	2025
	(Unaudited)
ASSETS
Current Assets:
Cash	$27,765	$3,632
Total current assets	$27,765	$3,632
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$38,672	$4,113
Accrued expenses and other current liabilities	15,573	28,938
Accrued interest due to related party	484,810	460,145
Notes payable due to related party	1,256,000	1,220,000
Total current liabilities	1,795,055	1,713,196

Stockholders’ Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 441,480,473 shares issued at March 31, 2026 and December 31, 2025	441,480	441,480
Preferred stock, $0.001 par value; 3,000,000 shares authorized; 0 shares issued at March 31, 2026 and December 31, 2025	—	—
Additional paid in capital	296,594,042	296,594,042
Accumulated deficit	(298,802,812)	(298,745,086)
Total stockholders’ deficit	(1,767,290)	(1,709,564)
Total liabilities and stockholders’ deficit	$27,765	$3,632

See notes to unaudited condensed financial statements

THEGLOBE.COM, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2026	2025

	(UNAUDITED)
Net Revenue	$—	$—

Operating Expenses:
General and administrative	33,061	33,549
Operating Loss	(33,061)	(33,549)
Other Expense:
Related party interest expense	24,665	22,241

Loss from Operations
Before Income Tax	(57,726)	(55,790)
Income Tax Provision	—	—
Loss from Operations	(57,726)	(55,790)

Net Loss	$(57,726)	$(55,790)

Loss Per Share
Basic and Diluted:	$—	$—

Weighted Average Common Shares Outstanding	441,480,473	441,480,473

See notes to unaudited condensed financial statements

THEGLOBE.COM, INC.

UNAUDITED CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Three Month Period Ended March 31, 2026
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2026	441,480,473	$441,480	$296,594,042	$(298,745,086)	$(1,709,564)

Quarter Ended March 31, 2026
Net Loss	—	—	—	(57,726)	(57,726)
Balance, March 31, 2026	441,480,473	$441,480	$296,594,042	$(298,802,812)	$(1,767,290)

	Three Month Period Ended March 31, 2025
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2025	441,480,473	$441,480	$296,594,042	$(298,518,897)	$(1,483,375)

Quarter Ended March 31, 2025
Net Loss	—	—	—	(55,790)	(55,790)
Balance, March 31, 2025	441,480,473	$441,480	$296,594,042	$(298,574,687)	$(1,539,165)

See notes to unaudited condensed financial statements

THEGLOBE.COM, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2026	2025
	(UNAUDITED)	(UNAUDITED)
Cash Flows from Operating Activities
Net Loss	$(57,726)	$(55,790)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities

Increase/(Decrease) Accounts payable	34,559	1,433
Increase/(Decrease) Accrued expenses and other current liabilities	(13,365)	(13,103)
Increase Accrued interest due to related party	24,665	22,240

Net cash flows used in operating activities	(11,867)	(45,220)

Cash Flows from Financing Activities
Proceeds from related party loans	36,000	42,000
Net cash flows provided by financing activities	36,000	42,000

Net Increase/(Decrease) in Cash	24,133	(3,220)
Cash at beginning of period	3,632	23,750
Cash at end of period	$27,765	$20,530

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

As of March 31, 2026, as reflected in our accompanying condensed balance sheet, our current liabilities exceed our total assets. We prefer to avoid filing for protection under the U.S. Bankruptcy Code. However, unless we are successful in raising additional funds through the offering of debt or equity securities, we may not be able to continue to operate as a going concern beyond the next twelve months. Notwithstanding the above, we currently intend to continue operating as a public company and making all the requisite filings under the Exchange Act.

UNAUDITED INTERIM CONDENSED FINANCIAL INFORMATION

The unaudited interim condensed financial statements of the Company at March 31, 2026 and for the three months ended March 31, 2026 and 2025 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed financial statements.

In the opinion of management, the accompanying unaudited interim condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2026 and the results of its operations and its cash flows for the three months ended March 31, 2026 and 2025. The results of operations and cash flows for such periods are not necessarily indicative of results expected for the full year or for any future period.

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

NET INCOME PER SHARE

The Company reports basic and diluted net income per common share in accordance with FASB ASC Topic 260, “Earnings Per Share.” Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive. There were no potentially dilutive securities and common stock equivalents for the period ended March 31, 2026.

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

Delfin, the Company’s majority stockholder, has continued to fund the Company through loans to the Company (see Note 3). At March 31, 2026, the Company had a net working capital deficit of approximately $1,767,000. Such working capital deficit included accrued expenses of approximately $16,000, accounts payable of approximately $39,000 and approximately $1,741,000 in principal and accrued interest owed under the Promissory Note (as defined in Note 3) with Delfin.

MANAGEMENT’S PLANS

Management anticipates continued funding from Delfin over the next twelve months as it determines the direction of the Company.

(3)          DEBT

In March 2018, the Company executed a promissory note with Delfin for $50,000 (as amended and restated from time to time, the “Promissory Note”), which was amended and restated several times over the years to $1,220,000, which was our balance at December 31, 2025. In January 2026 it was amended and restated to $1,256,000, which is our balance as of March 31, 2026. The Promissory Note is used to pay certain accrued expenses, accounts payable and to allow the Company to have working capital. Interest accrues on the unpaid principal balance at a rate of 8% per annum, calculated on a 365/66 day year, as applicable. The Promissory Note is due upon demand. It may be prepaid in whole or in any part at any time prior to demand.

(4)          RELATED PARTY TRANSACTIONS

Under terms of the debt with its majority stockholder ( See Note 3), the Company has recorded accrued interest of approximately $485,000 as of March 31, 2026 and approximately $460,000 as of December 31, 2025. The company has also recorded interest expense of approximately $25,000 and $22,000 for the three months ended March 31, 2026 and 2025 , respectively.

(5)          SUBSEQUENT EVENTS

The Company’s management evaluated subsequent events through the time of the filing of this report on Form 10-Q. The Company’s management is not aware of any significant events that occurred subsequent to the balance sheet date other than the additional funding received from Delfin of $48,000 on May 16, 2026. The Twenty-Fifth Amended and Restated promissory note are attached as an exhibit.

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

These forward-looking statements reflect our current view about future events and are subject to risks, uncertainties and assumptions. Unless required by law, we do not intend to update any of the forward-looking statements after the date of this Form 10-Q or to conform these statements to actual results. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. A description of risks that could cause our results to vary appears under the section titled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The most important factors that could prevent us from achieving our goals, and cause the assumptions underlying forward- looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to, the following:

●	our ability to raise additional and sufficient capital;
●	our ability to continue to receive funding from related parties; and
●	our ability to successfully estimate the impact of certain accounting and tax matters.

The following discussion should be read together in conjunction with the accompanying unaudited condensed financial statements and related notes thereto and the audited financial statements and notes to those statements contained in the Annual Report on Form 10-K for the year ended December 31, 2025.

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

As of March 31, 2026, as reflected in our accompanying condensed balance sheet, our current liabilities exceed our total assets.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2026 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2025

NET REVENUE. Commensurate with the sale of our Tralliance business on September 29, 2008, we became a shell company, and we have not had any material operations since then. As a result, net revenue for both the three months ended March 31, 2026 and 2025 was $0.

GENERAL AND ADMINISTRATIVE. General and administrative expenses include only customary public company expenses, including accounting, legal, audit, insurance and other related public company costs. General and administrative expenses totaled approximately $33,000 in the first quarter of 2026 as compared to approximately $34,000 for the same quarter of the prior year.

RELATED PARTY INTEREST EXPENSE. Related party interest expense for the three months ended March 31, 2026 totaled approximately $25,000 compared to approximately $22,000 for the three months ended March 31, 2025. This increase consisted of interest due and payable to Delfin for additional loan amounts.

NET LOSS. Net loss for the three months ended March 31, 2026 was approximately $58,000 as compared to a net loss of approximately $56,000 for the three months ended March 31, 2025. This increase was primarily due to an increase in related party interest expense.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ITEMS

As of March 31, 2026, we had $27,765 in cash as compared to $3,632 as of December 31, 2025. Net cash flows used in operating activities totaled approximately $12,000 for the three months ended March 31, 2026 compared to net cash flows used in operating activities of approximately $45,000 for the three months ended March 31, 2025.

Net cash flows provided by financing activities totaled $36,000 for the three months ended March 31, 2026 and $42,000 for the three months ended March 31, 2025.

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

As of March 31, 2026, as reflected in our accompanying balance sheet, our current liabilities exceed our total assets. We prefer to avoid filing for protection under the U.S. Bankruptcy Code. However, unless we are successful in raising additional funds through the offering of debt or equity securities, we may not be able to continue to operate as a going concern beyond the next twelve months. Notwithstanding the above, we currently intend to continue operating as a public company and making all the requisite filings under the Exchange Act.

In March 2018, the Company executed a promissory note with Delfin for $50,000 (as amended and restated from time to time, the “Promissory Note”), which was amended and restated several times over the years to $1,220,000, which was our balance at December 31, 2025. In January 2026 it was amended and restated to $1,256,000, which is our balance as of March 31, 2026. The Promissory Note is used to pay certain accrued expenses, accounts payable and to allow the Company to have working capital. Interest accrues on the unpaid principal balance at a rate of 8% per annum, calculated on a 365/66 day year, as applicable. The Promissory Note is due upon demand. It may be prepaid in whole or in any part at any time prior to demand. Management anticipates continued funding from Delfin over the next twelve months as it determines the direction of the Company.

At March 31, 2026, the Company had a net working capital deficit of approximately $1,767,000. Such working capital deficit included accrued expenses of approximately $16,000, accounts payable of approximately $39,000 and approximately $1,741,000 in principal and accrued interest owed under the Delfin Note.

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

Our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, as of March 31, 2026, our disclosure controls and procedures were effective in alerting him in a timely manner to material information regarding us that is required to be included in our periodic reports to the SEC.

Our Chief Executive Officer and Chief Financial Officer has evaluated any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, and has determined there to be no reportable changes.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 1A.     RISK FACTORS

There have been no material changes to the risk factors disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which could materially affect our business, financial position, or future results of operations. The risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position, or future results of operations.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sales of Equity Securities.

None.

(b)	Use of Proceeds from Sales of Registered Securities.

Not applicable.

(c)	Repurchases.

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

During the three months ended March 31, 2026, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.     EXHIBITS

10.1	$1,304,000 Twenty-Fifth Amended and Restated Bridge Promissory Note dated May 16, 2026 by and between Delfin Midstream LLC and the Company

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and Rule 15d-14(b).

101.1NS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

Exhibit 104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 22, 2026	theglobe.com, inc.

	By:	/s/ Frederick Jones
Frederick Jones
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)