Form 10-Q
period 2026-09-30
THEGLOBE COM INC
filed 2026-11-13
CIK 1066684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of shares outstanding of the Registrant’s Common Stock, $.001 par value (the “Common Stock”) as of November 10, 2026 was 441,480,473.

THEGLOBE.COM, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1.           CONDENSED FINANCIAL STATEMENTS

THEGLOBE.COM, INC.

CONDENSED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2026	2025
	(Unaudited)
ASSETS
Current Assets:
Cash	$21,664	$3,632
Total current assets	$21,664	$3,632
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$5,912	$4,113
Accrued expenses and other current liabilities	35,467	28,938
Accrued interest due to related party	536,871	460,145
Notes payable due to related party	1,337,000	1,220,000
Total current liabilities	1,915,250	1,713,196

Stockholders’ Deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized; 441,480,473 shares issued at September 30, 2026 and December 31, 2025	441,480	441,480
Preferred stock, $0.001 par value; 3,000,000 shares authorized; 0 shares issued at September 30, 2026 and December 31, 2025	—	—
Additional paid in capital	296,594,042	296,594,042
Accumulated deficit	(298,929,108)	(298,745,086)
Total stockholders’ deficit	(1,893,586)	(1,709,564)
Total liabilities and stockholders’ deficit	$21,664	$3,632

See notes to unaudited condensed financial statements

THEGLOBE.COM, INC.

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(UNAUDITED)		(UNAUDITED)
Net Revenue	$—	$—	$—	$—

Operating Expenses:
General and administrative	33,782	35,692	107,296	102,888
Operating Loss	(33,782)	(35,692)	(107,296)	(102,888)
Other Expense:
Related party interest expense	26,736	23,952	76,726	69,425

Loss from Operations Before Income Tax	(60,518)	(59,644)	(184,022)	(172,313)
Income Tax Provision	—	—	—	—
Loss from Operations	(60,518)	(59,644)	(184,022)	(172,313)

Net Loss	$(60,518)	$(59,644)	$(184,022)	$(172,313)

Loss Per Share:
Basic and Diluted:	—	—	—	—

Weighted Average Common Shares Outstanding	441,480,473	441,480,473	441,480,473	441,480,473

See notes to unaudited condensed financial statements

THEGLOBE.COM, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Nine Month Period Ended September 30, 2026
	(UNAUDITED)
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2026	441,480,473	$441,480	$296,594,042	$(298,745,086)	$(1,709,564)

Net Loss	—	—	—	(184,022)	(184,022)
Balance, September 30, 2026	441,480,473	$441,480	$296,594,042	$(298,929,108)	$(1,893,586)

	Nine Month Period Ended September 30, 2025
	(UNAUDITED)
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2025	441,480,473	$441,480	$296,594,042	$(298,518,897)	$(1,483,375)

Net Loss	—	—	—	(172,313)	(172,313)
Balance, September 30, 2025	441,480,473	$441,480	$296,594,042	$(298,691,210)	$(1,655,688)

	Three Month Period Ended September 30, 2026
	(UNAUDITED)
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, July 1, 2026	441,480,473	$441,480	$296,594,042	$(298,868,590)	$(1,833,068)

Net Loss	—	—	—	(60,518)	(60,518)
Balance, September 30, 2026	441,480,473	$441,480	$296,594,042	$(298,929,108)	$(1,893,586)

	Three Month Period Ended September 30, 2025
	(UNAUDITED)
	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, July 1, 2025	441,480,473	$441,480	$296,594,042	$(298,631,566)	$(1,596,044)

Net Loss	—	—	—	(59,644)	(59,644)
Balance, September 30, 2025	441,480,473	$441,480	$296,594,042	$(298,691,210)	$(1,655,688)

See notes to unaudited condensed financial statements

THEGLOBE.COM, INC.

CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2026	2025
	(UNAUDITED)	(UNAUDITED)
Cash Flows from Operating Activities
Net Loss	$(184,022)	$(172,313)

Adjustments to reconcile net loss to net cash flows used in operating activities
Changes in operating assets and liabilities

Increase in Accounts payable	1,798	7,074
Increase/(Decrease) in Accrued expenses and other current liabilities	6,530	(3,259)
Increase in Accrued interest due to related party	76,726	69,425

Net cash flows used in operating activities	(98,968)	(99,073)

Cash Flows from Financing Activities
Borrowings on notes payable	117,000	107,000
Net cash flows provided by financing activities	117,000	107,000

Net Increase in Cash	18,032	7,927
Cash at beginning of period	3,632	23,750
Cash at end of period	$21,664	$31,677

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

As of September 30, 2026, as reflected in our accompanying condensed balance sheet, our current liabilities exceed our total assets. We prefer to avoid filing for protection under the U.S. Bankruptcy Code. However, unless we are successful in raising additional funds through the offering of debt or equity securities, we may not be able to continue to operate as a going concern beyond the next twelve months. Notwithstanding the above, we currently intend to continue operating as a public company and making all the requisite filings under the Exchange Act.

UNAUDITED INTERIM CONDENSED FINANCIAL INFORMATION

The unaudited interim condensed financial statements of the Company at September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 included herein have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X under the Securities Act of 1933, as amended. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim condensed financial statements.

In the opinion of management, the accompanying unaudited interim condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2026 and the results of its operations and stockholders’ equity (deficit) for the three and nine months ended September 30, 2026 and 2025 and its cash flows for the nine months ended September 30, 2026 and 2025. The interim results for such periods are not necessarily indicative of results expected for the full year or for any future period.

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

NET INCOME PER SHARE

The Company reports basic and diluted net income per common share in accordance with FASB ASC Topic 260, “Earnings Per Share.” Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive. There were no potentially dilutive securities and common stock equivalents for the period ended September 30, 2026.

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

Delfin, the Company’s majority stockholder, has continued to fund the Company through loans to the Company (see Note 3). At September 30, 2026, the Company had a net working capital deficit of approximately $1,894,000. Such working capital deficit included accrued expenses of approximately $35,000, accounts payable of approximately $6,000 and approximately $1,874,000 in principal and accrued interest owed under the Promissory Note with Delfin.

MANAGEMENT’S PLANS

Management anticipates continued funding from Delfin over the next twelve months as it determines the direction of the Company.

(3)          DEBT

In March 2018, the Company executed a promissory note with Delfin for $50,000 (as amended and restated from time to time, the “Promissory Note”), which was amended and restated several times over the years to $1,220,000, which was our balance at December 31, 2025. In January 2026 it was amended and restated to $1,256,000. In May 2026 it was amended and restated to $1,304,000. In August 2026 it was amended and restated to $1,337,000, which is our balance as of September 30, 2026. The Promissory Note is used to pay certain accrued expenses, accounts payable and to allow the Company to have working capital. Interest accrues on the unpaid principal balance at a rate of 8% per annum, calculated on a 365/366 day year, as applicable. The Promissory Note is due upon demand. It may be prepaid in whole or in any part at any time prior to demand.

(4)          RELATED PARTY TRANSACTIONS

Under terms of the debt with its majority stockholder (See Note 3), the Company has recorded accrued interest of approximately $537,000 as of September 30, 2026 and approximately $460,000 as of December 31, 2025. The Company has also recorded interest expense of approximately $27,000 and $24,000 for the three months ended September 30, 2026 and 2025 and $77,000 and $69,000 for the nine months ended September 30, 2026 and 2025, respectively.

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

As of September 30, 2026, as reflected in our accompanying condensed balance sheet, our current liabilities exceed our total assets.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED September 30, 2026 COMPARED TO THE THREE MONTHS ENDED September 30, 2025

NET REVENUE. Commensurate with the sale of our Tralliance business on September 29, 2008, we became a shell company, and we have not had any material operations since then. As a result, net revenue for both the three months ended September  30, 2026 and 2025 was $0.

GENERAL AND ADMINISTRATIVE. General and administrative expenses include only customary public company expenses, including accounting, legal, audit, insurance and other related public company costs. General and administrative expenses totaled approximately $34,000 in the third quarter of 2026 as compared to approximately $36,000 for the same quarter of the prior year. This decreased was primarily due to a decrease in legal and filing expenses for the period.

RELATED PARTY INTEREST EXPENSE. Related party interest expense for the three months ended September 30, 2026 totaled approximately $27,000 compared to $24,000 for the three months ended September 30, 2025. This increase consisted of interest due and payable to Delfin for additional loan amounts.

NET LOSS. Net loss for the three months ended September 30, 2026 was approximately $61,000 as compared to a net loss of approximately $60,000 for the three months ended September 30, 2025.

NINE MONTHS ENDED September 30, 2026 COMPARED TO THE NINE MONTHS ENDED September 30, 2025

NET REVENUE. Commensurate with the sale of our Tralliance business on September 29, 2008, we became a shell company, and we have not had any material operations since then. As a result, net revenue for both the nine months ended September 30, 2026 and 2025 was $0.

GENERAL AND ADMINISTRATIVE. General and administrative expenses include only customary public company expenses, including accounting, legal, audit, insurance and other related public company costs. General and administrative expenses totaled approximately $107,000 for the first nine months of 2026 as compared to approximately $103,000 for the same period of the prior year. The increase is due to higher legal and filing costs.

RELATED PARTY INTEREST EXPENSE. Related party interest expense for the nine months ended September 30, 2026 totaled approximately $77,000 compared to $69,000 for the nine months ended September 30, 2025. This increase consisted of interest due and payable to Delfin as the loan amount has increased.

NET LOSS. Net loss for the nine months ended September 30, 2026 was approximately $184,000 as compared to a net loss of approximately $172,000 for the nine months ended September 30, 2025. The net loss increased due to increases in related party interest expense.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW ITEMS

As of September 30, 2026, we had $21,664 in cash as compared to $3,632 as of December 31, 2025. Net cash flows used in operating activities totaled approximately $99,000 for the nine months ended September 30, 2026 compared to net cash flows used in operating activities of $99,000 for the nine months ended September 30, 2025.

Net cash flows provided by financing activities totaled $117,000 for the nine months ended September 30, 2026 compared to $107,000 for the nine months ended September 30, 2025.

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

As of September 30, 2026, as reflected in our accompanying balance sheet, our current liabilities exceed our total assets. We prefer to avoid filing for protection under the U.S. Bankruptcy Code. However, unless we are successful in raising additional funds through the offering of debt or equity securities, we may not be able to continue to operate as a going concern beyond the next twelve months. Notwithstanding the above, we currently intend to continue operating as a public company and making all the requisite filings under the Exchange Act.

In March 2018, the Company executed a promissory note with Delfin for $50,000 (as amended and restated from time to time, the “Promissory Note”), which was amended and restated several times over the years to $1,220,000, which was our balance at December 31, 2025. In January 2026 it was amended and restated to $1,256,000. In May 2026 it was amended and restated to $1,304,000. In August 2026 it was amended and restated to $1,337,000, which is our balance as of September 30, 2026. The Promissory Note is used to pay certain accrued expenses, accounts payable and to allow the Company to have working capital. Interest accrues on the unpaid principal balance at a rate of 8% per annum, calculated on a 365/366 day year, as applicable. The Promissory Note is due upon demand. It may be prepaid in whole or in any part at any time prior to demand.

At September 30, 2026, the Company had a net working capital deficit of approximately $1,894,000. Such working capital deficit included accrued expenses of approximately $35,000, accounts payable of approximately $6,000 and approximately $1,874,000 in principal and accrued interest owed under the Delfin Note.

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

Our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, as of September 30, 2026, our disclosure controls and procedures were effective in alerting him in a timely manner to material information regarding us that is required to be included in our periodic reports to the SEC.

Our Chief Executive Officer and Chief Financial Officer has evaluated any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, and has determined there to be no reportable changes.

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

ITEM 5.     OTHER INFORMATION

During the three months ended September 30, 2026, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.     EXHIBITS

10.1	$1,337,000 Twenty-Third Amended and Restated Bridge Promissory Note dated August 18, 2026 by and between Delfin Midstream LLC and the Company

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and Rule 15d-14(b).

101.1NS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

Exhibit 104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2026	theglobe.com, inc.

	By:	/s/ Frederick Jones
Frederick Jones
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)